Form 10-Q
period 1995-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1995-11-14
CIK 845877

As filed with the Securities and Exchange Commission on
                             November 14, 1995
         __________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                     FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995.
                          Commission File Number 0-17440

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
             (Exact name of registrant as specified in its charter)



Federally chartered instrumentality
      of the United States                          52-1578738
____________________________________         _____________________________
(State or other jurisdiction of              (I.R.S. employer identification
   incorporation or organization)              number)


919 18th Street, N.W., Suite 200,
       Washington, D.C.                                20006
___________________________________           ____________________________
(Address of principal executive               (Zip code)
 offices)

                              (202) 872-7700
      (Registrant's telephone number, including area code)
      _____________________________________________________


    	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]			No

   	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

   	As of November 14, 1995, there were 670,000 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, and 1,170,301 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

     	The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation (the "Corporation" or "Farmer Mac") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Such interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been
condensed or omitted as permitted by such rules and regulations.   Management
believes that the disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods presented. These condensed financial statements should be read in conjunction with the audited 1994 financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

    	The following information concerning Farmer Mac's financial statements as of September 30, 1995, December 31, 1994 and September 30, 1994 is included herein.



Consolidated Balance Sheets..............................		3
Consolidated Statements of Operations....................		4
Consolidated Statements of Cash Flows....................		5


                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)


                                 September 30, 1995         December 31, 1994
                                    (unaudited)


ASSETS:
  Cash and cash equivalents.....    $  111,502              $     73,129
  Interest receivable...........        10,964                    14,023
  Guarantee fees receivable.....           432                       454
  Farmer Mac I and II payments
   receivable...................         4,367                     1,196
  Investments, net..............        72,620                    10,727
  Farmer Mac I and II portfolio.       418,200                   377,395
  Office equipment, net.........            75                        98
  Prepaid expenses and other
   assets.......................	          409                       216

         TOTAL ASSETS...........	   $  618,569              $    477,238

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

  Allowance for  Farmer Mac
   Securities not held in
   portfolio.....................    $     107               $        81
  Accounts payable and accrued
   expenses......................          638                       972
  Accrued interest payable on
   Medium-Term Notes............. 	      6,840                     7,450
  Debentures, notes and bonds,
   net:
       Due within one year......       328,391                   168,307
       Due after one year.......       271,017                   288,209

       TOTAL LIABILITIES........       606,993                   465,019

STOCKHOLDERS' EQUITY:

  Common stock:
  Class A Voting, $1 par value,
   no maximum authorization,
   670,000 shares issued and
   outstanding..................          670                       670
  Class B Voting, $1 par value,
   no maximum authorization,
   500,301 shares issued and
   outstanding.................          	500                       500
  Class C Non-Voting, $1 par
   value, no maximum
   authorization, 1,170,301
   shares issued and
   outstanding.................          1,170                     1,170

  Additional paid in capital...         19,331                    19,331

  Unrealized gain on securities
   available for sale..........             84                        --
  Accumulated deficit..........	       (10,179)                   (9,452)

   TOTAL STOCKHOLDERS' EQUITY.	         11,576                    12,219


  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY........   $   618,569                $  477,238

        See accompanying notes to consolidated financial statements.

                         FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands, Except Per Share Amounts)



                        Three Months Ended September 30  Nine Months Ended September 30
                             1995            1994              1995             1994
                          (unaudited)   (unaudited)        (unaudited)      (unaudited)


INTEREST INCOME:
 Investments and cash
  equivalents..........    $  2,356      $    1,188         $   5,179        $  3,800
 Farmer Mac I and II
 portfolio............	       7,550           6,611            21,364          19,733

 TOTAL INTEREST INCOME..      9,906           7,799            26,543          23,533


  INTEREST EXPENSE......	     9,493           7,493            25,498          22,681

   NET INTEREST INCOME..        413             306             1,045             852


OTHER INCOME:

  Guarantee fees........        293	            260                887             785
  Miscellaneous.........	        64              28                135             150

    TOTAL OTHER INCOME..	       357             288              1,022             935

OTHER EXPENSES:
 Compensation and
  employee benefits.....        455             461              1,431            1,568
 Professional fees......        160              67                343              265
 Insurance	.............         54              35                162              107
 Rent...................         41              44                125              138
 Regulatory fees........	        33              70                217              210
 Board of Directors
  fees and meeting
  expenses..............	        60              60                235              218
  Administrative........        101             122                281              344

   TOTAL OTHER EXPENSES.        904             859              2,794            2,850

NET LOSS................    	$ (134)         $ (265)            $ (727)      $     (1,063)
NET LOSS PER SHARE......	    $(0.06)         $(0.11)            $(0.31)      $      (0.45)

             See accompanying notes to consolidated financial statements.

                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                              Nine Months Ended

                                  September 30, 1995       September 30, 1994
                                    (unaudited)               (unaudited)


CASH FLOWS FROM
  OPERATING ACTIVITIES:
Loss from Operations............    $    (727)                $   (1,063)
Adjustments to reconcile loss
 to net cash provided by
 operating activities:
Amortization of premium on
 Farmer Mac I and II
 portfolio	....................        3,648                      5,378
Depreciation and amortization..        6,712                      3,238
Decrease in guarantee fees
 receivable...................            22                        207
Decrease in interest
 receivable......... .........         3,059                      5,633
(Increase) decrease in Farmer
 Mac I and II payments
 receivable..................         (3,171)                        51
Increase in prepaid expenses
 and other assets............           (193)                       (58)
Amortization of debt issuance
 costs.......................	           150                        194
(Decrease) increase in
 accounts payable and accrued
 expenses....................           (334)                        91
Decrease in accrued interest
 payable on medium term notes.          (610)                    (1,291)
Provision for losses on
 Farmer Mac I Program.........            76                         71
Net cash provided by operating
 activities...................        	8,632                     12,451

CASH FLOWS FROM
 INVESTING ACTIVITIES:

Farmer Mac I and II purchases..      (83,624)                  (38,306)
Purchases of investments.......      (76,285)                  (43,836)
Proceeds from maturity of
 investments...................       14,461                    47,542
Proceeds from Farmer Mac I
 and II principal repayments...       39,121                    55,493
Purchases of office equipment..           (8)                      (40)
Net cash (used) provided by
 investing activities..........     (106,335)                   20,853

CASH FLOWS FROM
 FINANCING ACTIVITIES:

Proceeds from issuance of
 Medium-Term Notes.............      48,584                          -
Payments to redeem Medium-Term
 Notes.........................     (30,395)                   (55,155)
Proceeds from issuance of
Discount Notes.................   2,255,637                    556,972
Discount Notes redeemed........  (2,137,750)                  (554,500)
Net cash provided (used)
 by financing activities.......     136,076                    (52,683)
Net increase (decrease) in
 cash and cash equivalents.....      38,373                    (19,379)
Cash and cash equivalents at
 beginning of period...........      73,129                     75,767
Cash and cash equivalents at
 end of period.................  $  111,502                  $  56,388

Supplemental disclosures of
 cash flow information:
Cash paid during the nine-
 month period for:
    Interest...................  $   19,293                  $  20,610

           See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.ACCOUNTING POLICIES

 	(a)	Principles of Consolidation

		    Financial information at and for the nine and three months ended
September 30, 1995 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation.  All material intercompany transactions have been eliminated in consolidation.

	(b)  Reclassifications

    		Certain reclassifications of the 1994 information were made to conform with the 1995 presentation.

NOTE 2.  OFF-BALANCE SHEET FARMER MAC GUARANTEED SECURITIES.

       	Farmer Mac is a party to transactions involving financial instruments with off-balance sheet risk. These transactions include guarantees by Farmer Mac of securities not held in its portfolio. Farmer Mac issues guarantees in the normal course of business to fulfill its statutory purpose of increasing liquidity for agricultural mortgage lenders. Farmer Mac guarantees the timely payment of principal and interest on securities issued under the Farmer Mac I and Farmer Mac II Programs. The following table sets forth the outstanding principal balances of Farmer Mac Guaranteed Securities issued under the Farmer Mac I and Farmer Mac II Programs and not held in its portfolio.


                       September 30, 1995        September 30, 1994
                                     (In Thousands)

Farmer Mac I........     $   99,476              $    100,330

Farmer Mac II.......          4,512              $      5,735

Item 2.		Management's Discussion and Analysis of
		       Financial Condition and Results of Operations


LIQUIDIDITY AND CAPITAL RESOURCES

  	 Farmer Mac's primary sources of liquidity are issuances of debt obligations, and principal and interest payments received on mortgages underlying securities purchased by Farmer Mac under the Farmer Mac I and Farmer Mac II Programs. Farmer Mac's Board has authorized up to $1.5 billion of Discount Notes and Medium-Term Notes to be issued and outstanding at any one time. Funds from the borrowings may be used in the Farmer Mac I and Farmer Mac II Programs to cover transaction costs, guarantee payments and the costs of purchasing Farmer Mac Guaranteed Securities and Guaranteed Portions issued in the Farmer Mac I and Farmer Mac II Programs and to retire existing Notes. Funds from the borrowings also may be used for liquidity purposes. At September 30, 1995, Farmer Mac had $599.4 million of Discount Notes and Medium-Term Notes (net of unamortized debt issuance costs, discounts and premiums) outstanding, a $142.9 million increase from December 31, 1994. During the first nine months of 1995, Farmer Mac issued an aggregate of $2.3 billion of Discount Notes and $48.6 million of Medium-Term Notes and redeemed $2.1 billion of Discount Notes and $30.4 million of Medium-Term Notes.

   	The $38.4 million increase in cash and cash equivalents from December 31, 1994 to September 30, 1995 resulted from the increase in certain liquidity portfolio investments, primarily short-term commercial paper, certificates of deposit, and bankers acceptances. Investments increased $61.9 million from December 31, 1994 to September 30, 1995, as a result of an increase in Farmer Mac's portfolio of mortgage-backed securities that are available for sale.
The $40.8 million increase in the Farmer Mac I and II portfolios is largely attributable to the purchase of $36.8 million of Farmer Mac I Securities and $44.2 million of Farmer Mac II Securities and Guaranteed Portions, which was offset by $39.1 million in principal payments and prepayments received since December 31, 1994.

    	Proceeds of any future Note issuances are expected to be used by the Corporation primarily to fund purchases of Farmer Mac Guaranteed Securities and Guaranteed Portions under the Farmer Mac I and Farmer Mac II Programs and to maintain Farmer Mac's liquidity position.

   	At September 30, 1995, Farmer Mac's total loss allowance was $370 thousand. The Farmer Mac I and II portfolio is shown net of its applicable allowance of $263 thousand at September 30, 1995, representing an increase of $50 thousand from year-end 1994; the allowance for Farmer Mac Guaranteed Securities not held by Farmer Mac was $107 thousand at September 30, 1995, representing an increase of $26 thousand from year-end 1994. Future additions to this allowance will be charged to earnings and the amounts in the allowance account will be used to cover payments of claims under Farmer Mac guarantees. Farmer Mac considers the amounts in the allowance account to be adequate to cover its exposure to guarantee payments in the Farmer Mac I Program. Before Farmer Mac is required to make a guarantee payment on Farmer Mac I Securities, full recourse must be taken against a reserve or subordinated interest initially established in an amount equal to at least ten percent (10%) of the original pool balance.

    	At September 30, 1995, a total of five loans aggregating $2.2 million were 90 days or more past due, three loans totaling $385 thousand were in foreclosure and title to one loan with an outstanding principal balance of $615 thousand had been acquired by a trust in the Farmer Mac I Program. The nine loans combined represent 0.86% of the aggregate principal amount of outstanding Farmer Mac I Securities at September 30, 1995. Management believes that no losses will be incurred by Farmer Mac as a result of the loans in foreclosure or the real estate owned by the trust. No loss allowance has been made specifically for the Farmer Mac II Program because the Guaranteed Portions are backed by the full faith and credit of the United States and are not exposed to credit losses.

    	At September 30, 1995, Farmer Mac's regulatory required minimum capital was $7.6 million and its actual capital level was $11.6 million. At December 31, 1994, Farmer Mac's regulatory required minimum capital was $4.8 million, and its actual capital level was $12.2 million. Beginning in December 1996, higher statutory minimum capital requirements are scheduled to become effective, significantly increasing the required amount of Farmer Mac's regulatory capital. If those requirements had been in effect at September 30, 1995, Farmer Mac's actual capital would have been $4.4 million less than the total minimum capital required. As previously reported, the Board has authorized and management is actively pursuing a legislative initiative to obtain revisions to the Farmer Mac charter critical to the Corporation's ability to grow, become profitable and play a significant role in the U.S. agricultural credit industry for the benefit of its stockholders and the borrowers it serves. That initiative, if successful, would, among other things, delay beyond 1996 the implementation of the higher regulatory capital requirements. Farmer Mac's proposed legislation, which was considered by the Senate Agriculture Committee at a meeting on July 18, 1995, has been included by the Committee in a draft bill entitled "The Farm Credit Improvements Act of 1995." It is expected that this bill, together with other agricultural legislation pending before the Committee, will be combined into an omnibus Senate Farm Bill. In the House of Representatives, a bill entitled the "Farmer Mac Reform Act of 1995" (H.R. 2130), with provisions substantially similar to those in the draft Senate bill, was introduced in July 1995 and was referred to the House Agriculture Committee; however, no Committee action has yet been taken on this bill.

    	In light of the debate in Congress over budget and other significant national issues, it is uncertain whether an omnibus Farm Bill or any pending agricultural credit legislative proposals, including the Farmer Mac legislation, will be enacted by Congress in 1995 or thereafter. Other factors in addition to the status of the Congressional calendar may affect the progress of the Farmer Mac legislation. In that regard, on October 31, 1995, the Farm Credit Council, the organization representing the Farm Credit System (the "FCS") on legislative matters, issued a policy paper stating that "[i]n the absence of System [FCS] modernization legislation, the Council will oppose Farmer Mac legislation moving forward." Certain members of Congress involved with agricultural issues recently indicated that the FCS proposal for "modernization legislation," which would grant FCS institutions broader lending authorities, was not likely to be enacted during 1995.
Notwithstanding the position of the Farm Credit Council, Farmer Mac has informed various members of Congress of the importance of enactment of Farmer Mac legislation in 1995.

    	Absent the enactment of Farmer Mac legislation in 1995, management believes that Farmer Mac may begin to encounter certain adverse developments in its business environment as the December 1996 date on which higher capital requirements would be imposed approaches. Among other things, the unremedied pendency of such new capital requirements may have a material adverse impact on the terms upon which Farmer Mac could raise capital, borrow (by possibly increasing the interest rates that future Farmer Mac debt obligations would bear) or engage in transactions with third parties. Unless an alternative business strategy that improves the Corporation's results of operations can be identified and implemented, the foregoing conditions could have a material adverse impact on Farmer Mac's ongoing financial condition. Even if the legislation is enacted, there is no assurance that it will include any or all of the revisions Farmer Mac seeks and not include provisions adverse to Farmer Mac. In addition, there can be no assurance that if legislation is enacted, the volume of any business generated under a revised charter will result in profitability for Farmer Mac or that Farmer Mac will be able to raise capital, either from retained earnings or from external sources, such as an offering of common or preferred stock, sufficient to allow Farmer Mac to comply with future capital requirements.

    	If Farmer Mac were unable to satisfy the higher capital requirements, whenever they become effective, the Director of the Office of Secondary Market Oversight, the regulatory office within the FCA responsible for Farmer Mac matters, would be required to take the mandatory supervisory measures and authorized to take the optional supervisory measures previously reported, depending upon the capital level in which Farmer Mac is then classified. The imposition of supervisory measures could have a material adverse impact on Farmer Mac's results of operations, thus, seriously further impairing Farmer Mac's ability to comply with higher capital standards. Ultimately, if a conservator were to be appointed for Farmer Mac, stockholders could lose some or all of the value of their equity investment in Farmer Mac, and creditors could experience a reduced level of recovery on their claims.

RESULTS OF OPERATIONS

     	General. Farmer Mac reported a net loss for the nine months ended September 30, 1995 of $727 thousand, a decrease of $336 thousand from the $1.1 million loss reported for the nine months ended September 30, 1994. The decrease in loss is attributable to an increase in the net interest spread on interest-earning assets, an increase in income from guarantee fees and a reduction in other expenses. The net spread on Farmer Mac's interest-earning assets increased 8 basis points (0.08%) as the average rate on Farmer Mac's interest-earning assets increased more than the increase in the rate on Farmer Mac's interest-bearing liabilities for the comparable periods. Other expenses declined $56 thousand, largely as a result of the decline in compensation and employee benefits and administrative expenses, which were partially offset by increases in professional fees and insurance expense.

    	For the three months ended September 30, 1995, Farmer Mac incurred a loss of $134 thousand, which represents a $131 thousand decrease in Farmer Mac's loss as compared to the three months ended September 30, 1994. The decrease in loss is largely attributable to the increases in net interest income and other income relative to the three months ended September 30, 1994.

     	Improvements in Farmer Mac's operating results will depend upon the volume of new guarantee transactions. While the Agricultural Real Estate and Farmer Mac II Programs have generated interest income and guarantee fee income, the volume of guarantee transactions has not been sufficient to generate income in excess of operating expenses, which has required Farmer Mac to continue to use its capital to fund operations. The use of capital to fund operations has continued to reduce Farmer Mac's stockholders' equity, which has decreased $643 thousand (net of unrealized gain on securities available for sale) from December 31, 1994 to September 30, 1995.

    	A number of factors have continued to constrain participation in Farmer Mac's programs, and cause its core business activities to remain unprofitable. Those factors include: the excess liquidity of many agricultural lenders; the attractiveness of loans (otherwise qualified under the Farmer Mac programs) as investments; the disinclination of lenders to offer, and the lack of borrower demand for, long-term, fixed rate agricultural real estate loans as a result of the higher profitability and lower interest rates associated with short-term lending; various restrictive provisions in Farmer Mac's charter (unlike the charters of Fannie Mae, Freddie Mac and Sallie Mae), including those that preclude Farmer Mac from controlling the pooling process and those that require the creation of a 10% subordinated interest or reserve in connection with Farmer Mac guarantee transactions; and the unfavorable capital treatment afforded banks and Farm Credit institutions holding subordinated securities created in guarantee transactions.

     	The Western Farm Credit Bank, in accordance with the terms of its strategic alliance with Farmer Mac, has begun purchasing agricultural real estate loans from its nationwide network of originators and sellers under the pooler name "National AgriMortgage Funding" (AgFunding). AgFunding reports that its program has been well received by lenders and that its network is growing steadily. With regard to the former Prudential Securities/Equitable Agri-Business open window program, Farmer Mac has been informed by Equitable that it has been in discussions with a prospective partner regarding the continuation of that program, but that it has not yet contracted with it.
With regard to the joint Fannie Mae, AgFirst (formerly, the Farm Credit Bank of Columbia) and Farmer Mac rural housing initiative, a press release announcing the program was issued by Fannie Mae on June 20, 1995. Since that time, AgFirst has been approving sellers for participation in the program and, more recently, has been accepting loans for registration, issuing rate locks and purchasing loans. There is no assurance that these programs, even if successful, will generate sufficient volume to result in any Farmer Mac guarantee transactions.

    	Farmer Mac's future profitability will be affected not only by guarantee volume but also by any payments Farmer Mac must make on its guarantees;
payments it must make on its Notes; the income it earns on its investment securities, its mortgage portfolio and other funds it is holding; and its administrative expenses. Losses, if any, on guarantees will be affected by many circumstances, including agricultural growing conditions, agricultural market conditions, changes in government agricultural support policies and the general economy. The primary sources of funding for the payment of claims made under guarantees are the fees Farmer Mac charges for providing its guarantees, together with Farmer Mac's loss allowance, invested capital and the proceeds of any other debt issuances.

    	As previously noted, the failure to obtain the legislative revisions to Farmer Mac's charter could adversely affect the Corporation's future results of operations as the December 1996 date on which higher capital requirements would be imposed approaches. Even if Farmer Mac's legislative initiative is successful and Congress revises the Farmer Mac charter, Farmer Mac's future will still be dependent upon continued, more effective and significantly increased utilization of its programs by its Class A and Class B stockholders.

    	Average Balances, Income and Expense, Yields and Rates. The following table presents, for the periods indicated, information regarding interest income on average interest-earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid. The average balances were calculated by averaging month-end balances.

                                                    Nine Months Ended September 30,

                                                    1995                    1994
                                                        (Dollars in Thousands)

                                        Average    Income/  Average   Average    Income/    Average
                                        Balances   Expense  Rate      Balances   Expense    Rate
Assets
Interest-earning assets:
  Farmer Mac I and II portfolio......   $391,067   $21,364   7.28%    $382,658   $19,733     6.88%
  Investments and cash equivalents...    120,624     5,179   5.72%     104,934     3,800     4.83%
  Total interest-earning assets......    511,691    26,543   6.92%     487,592    23,533     6.43%
 Other assets........................	    11,724                        10,924
                                        $523,415                      $498,516
Liabilities and  Stockholders'
 Equity
 Interest-bearing liabilities:
   Debentures, notes and bonds,
   Net..............................    $504,834   $25,498   6.73%    $478,340   $22,681     6.32%
 Other liabilities..................      	6,764                         7,106
 Stockholders' equity...............	     11,817                        13,070
                                        $523,415                      $498,516
Net interest income/spread..........	              $1,045     .19%               $   852     0.11%
Net yield on interest-earning
 assets............................                           .27%                           0.23%

    	Rate/Volume Analysis. The table below sets forth certain information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to (a) changes in volume (change in volume multiplied by old rate); (b) changes in rate (change in rate multiplied by old volume); and
(c) the total. Combined rate/volume variances, a third element of the calculation, are allocated based on their relative size.


                                      Nine Months Ended September 30, 1995
                                 Compared to Nine Months Ended September 30, 1994
                                          Increase or (Decrease) Due to

                                       Rate             Volume            Total
                                                    (in  thousands)
Income from interest-earning
  assets:
  Farmer Mac I and II portfolio....    $ 1,190          $   441           $  1,631
  Investments and cash equivalents.	       764              615              1,379
  Total income from interest-earning
     assets.........................     1,954            1,056              3,010
Expense on interest-bearing
 liabilities........................    	1,523            1,294              2,817
  Change in net interest income.....   $   431          $  (238)          $    193

                               PERIOD ENDED SEPTEMBER 30, 1995
                          COMPARED TO PERIOD ENDED SEPTEMBER 30, 1994


     	Net Interest Income. Net interest income totaled $1.0 million for the nine months ended September 30, 1995, a $193 thousand increase from the nine months ended September 30, 1994. The increase in net interest income is attributable to an 8 basis point (0.08%) increase in the net interest spread, largely the result of the shift in the composition of interest-earning assets from lower yielding fixed rate assets originated several years ago to more recently issued higher yielding adjustable rate assets.

    	Net interest income totaled $413 thousand for the three months ended September 30, 1995, a $107 thousand increase from the three months ended September 30, 1994. The increase in net interest income is largely attributable to a 9 basis point (0.09%) increase in the net interest spread from the three months ended September 30, 1994 to the three months ended September 30, 1995, primarily a result of an increase in the average rate of cash equivalents and investments.

    	Interest Income. Interest income totaled $26.5 million and $9.9 million for the nine and three months ended September 30, 1995, an increase of $3.0 million and $2.1 million as compared to the nine and three months ended September 30, 1994. The $3.0 million increase in interest income is attributable to three factors: (i) an increase in market interest rates as compared to the relative period in the prior year; (ii) a shift in the composition of interest-earning assets from lower yielding assets originated several years ago to more recently originated higher yielding adjustable rate assets; and (iii) the increased level of yield maintenance income over the accelerated level of premium amortization.

    	During the nine months ended September 30, 1995, prepayments of mortgage loans underlying the Farmer Mac I Securities totaled $15.7 million, as compared to $25.0 million for the nine months ended September 30, 1994. As a result of these prepayments, Farmer Mac recognized $548 thousand of interest income from yield maintenance payments in the nine months ended September 30, 1995, as compared to $1.6 million in the nine months ended September 30, 1994, and accelerated the level of premium amortization by $294 thousand in the nine months ended September 30, 1995, as compared to $1.8 million in the nine months ended September 30, 1994.

    	The $2.1 million increase in interest income from the three months ended September 30, 1994 to the three months ended September 30, 1995 is largely attributable to the increase in the average balance of the Farmer Mac I and II portfolio, a result of the purchase of $36.8 million of Farmer Mac I
Securities and $44.2 million of Farmer Mac II Securities and Guaranteed
Portions during 1995.

    	Interest Expense. Interest expense for the nine and three months ended September 30, 1995 amounted to $25.5 million and $9.5 million, respectively, an increase of $2.8 million and $2.0 million from the nine and three months ended September 30, 1994. The $2.8 million increase in interest expense is attributable to the 41 basis point (0.41%) increase in the average cost of interest-bearing liabilities, a result of the increase in average interest rates and the increase in outstanding debt from September 30, 1994 to September 30, 1995.

    	Other Income. Other income totaled $1.0 million and $357 thousand for the nine and three months ended September 30, 1995, an increase of $87 thousand and $69 thousand from the nine and three months ended September 30, 1994. Guarantee fee income, the principal component of other income, increased $102 thousand and $33 thousand from the nine and three months ended September 30, 1994 to the nine and three months ended September 30, 1995. The increase in guarantee fee income is attributable to the increased level of guarantee volume for the comparable periods. As of September 30, 1995, Farmer Mac had $506.7 million of Farmer Mac Guaranteed Securities and Guaranteed Portions outstanding as compared to $463.5 million as of September 30, 1994.

    	Miscellaneous income, composed primarily of transaction fees generated from the Farmer Mac II Program, decreased $15 thousand from the nine months ended September 30, 1994 to the nine months ended September 30, 1995 and increased $36 thousand from the three months ended September 30, 1994 to the three months ended September 30, 1995. The changes in transaction fees resulted from the level of issuances of Farmer Mac II Securities and purchases of Guaranteed Portions under the Farmer Mac II Program, as well as the reduction in the average transaction fees charged for the comparable periods. Farmer Mac issued $40.7 million of Farmer Mac II Securities and purchased $3.5 million of Guaranteed Portions for the nine months ended September 30, 1995, as compared to the issuance of $38.2 million of Farmer Mac II Securities for the nine months ended September 30, 1994. For the three months ended September 30, 1995, Farmer Mac issued $20.8 million of Farmer Mac II Securities as compared to $8.0 million for the three months ended September 30, 1994.

    	Other Expenses. Other expenses totaled $2.8 million and $904 thousand for the nine and three months ended September 30, 1995, a decrease of $56 thousand from the nine months ended September 30, 1994 and an increase of $45 thousand from the three months ended September 30, 1994 to the three months ended September 30, 1995. The $56 thousand reduction in other expenses is attributable to decreases in compensation and employee benefits and administrative expenses, which were partially offset by increases in professional fees and insurance.

    	Compensation and employee benefits decreased $137 thousand from the nine months ended September 30, 1994 to the nine months ended September 30, 1995, largely a result of the decrease in the amount of incentive compensation paid to management during the comparable periods.

    	Administrative expenses decreased $63 thousand from the nine months ended September 30, 1994 to the nine months ended September 30, 1995, a result of a reduction in travel related expenses and advertising costs, both of which resulted from less pooler activity.

    	Professional fees, comprised of fees for legal, accounting and consulting services, increased $78 thousand from the nine months ended September 30, 1994 to the nine months ended September 30, 1995, primarily a result of expenses associated with the utilization of consultants to assist with the development and implementation of the legislative initiative to obtain revisions to the Farmer Mac charter.

	    Insurance expense increased $55 thousand from the nine months ended September 30, 1994 to the nine months ended September 30, 1995, largely a result of an increase in the amount of insurance coverage.

    	The $45 thousand increase in other expenses from the three months ended September 30, 1994 to the three months ended September 30, 1995 is largely attributable to the $93 thousand increase in professional fees relating to the utilization of consultants to assist with the development and implementation of the legislative initiative, which was offset by the $37 thousand decrease in regulatory fees, attributable to a refund of a portion of the 1993-94 Farm Credit Administration assessment of Farmer Mac.

    	Dividends. Farmer Mac has not paid and does not expect to pay dividends on its common stock in the near future. Dividends on the common stock are subject to determination and declaration by the Board. The Board has adopted a policy stating that no dividends will be paid on Farmer Mac Voting or Non-Voting Common Stock until such time as Farmer Mac's stockholders' equity is at least equal to $22 million (the amount of gross proceeds raised by Farmer Mac in its initial common stock offering). Thereafter, up to 50% of accumulated net earnings may be paid out as dividends, provided that stockholders' equity remains at least equal to $22 million. No preference between holders of the Voting Common Stock and Class C Non-Voting Common Stock has been established relating to dividends. The ratio of dividends paid on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock, however, will be three-to-one. If dividends are to be paid to holders of the Voting Common Stock, such per share dividends to holders of Class A and Class B Voting
Common Stock will be equal.

                       PART II - OTHER INFORMATION

Item 1.		Legal Proceedings.

     The registrant is not a party to any pending legal proceedings.

Item 2.		Changes in Securities.

     Not applicable.

Item 3.		Defaults upon Senior Securities.

     Not applicable.

Item 4.		Submission of Matters to a Vote of Stockholders.

     Not applicable.

Item 5.		Other Information.

     None.

Item 6.		Exhibits and Reports on Form 8-K.

  	 (a)	  Exhibits.
                     					Description

*	3.1	-	 Title VII of Public Law 100-233 (Form 10 filed January 24,
         1989).

*	3.2	-	 Section 1839 of the Food, Agriculture, Conservation and
         Trade Act of 1990 (P.L. 101-624) (Form 10-K filed April 1, 1991).

*	3.3	-	 Section 503 of the Food, Agriculture, Conservation, and
         Trade Act Amendments of 1991 (P.L. 102-237) (Form 10-K filed
         March 30, 1992).

+ 3.4	 - Amended and restated Bylaws of the Registrant.




____________________
+ Filed herewith.
*	Incorporated by reference to the indicated prior filing.
# Management contract or compensatory plan.

#* 10.1	-	  Stock Option Plan (Previously filed as Exhibit 19.1 to Form
            10-Q filed August 14, 1992).

#* 10.1.1 -	Amendment No. 1 to Stock Option Plan (Previously filed
            as Exhibit 10.2 to Form 10-Q filed August 16,  1993).

#* 10.2	 -	 Employment Agreement dated May 5, 1989 between Henry D.
            Edelman and the Registrant (Previously filed as Exhibit
            10.4 to Form 10-K filed February 14, 1990).

#* 10.2.1	- Amendment No. 1 dated January 10, 1991 to Employment
            Agreement between Henry D. Edelman and the Registrant
            (Previously filed as Exhibit 10.4 to Form 10-K filed
            April 1, 1991).

#* 10.2.2	- Amendment to Employment Contract dated as of June 1,
            1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

#* 10.2.3	- Amendment No. 3 dated as of June 1, 1994 to Employment
            Contract between Henry D. Edelman and the Registrant
            (Previously filed as Exhibit 10.6 to Form 10-Q filed
            August 15, 1994).

#* 10.3	-	  Employment Agreement dated May 11, 1989 between Nancy E.
            Corsiglia and the Registrant (Previously filed as Exhibit
            10.5 to Form 10-K filed February 14, 1990).

#* 10.3.1	- Amendment dated December 14, 1989 to Employment
            Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed
            February 14, 1990).

#* 10.3.2	-	Amendment No. 2 dated February 14, 1991 to Employment
            Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed
            April 1, 1991).

#* 10.3.3	- Amendment to Employment Contract dated as of June 1, 1993
            between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

#* 10.3.4 - Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.11 to Form 10-K filed March 30, 1994).


__________________
*	Incorporated by reference to the indicated prior filing.
# Management contract or compensatory plan.

#* 10.3.5	-	Amendment No. 5 dated as of June 1, 1994 to Employment
            Contract between Nancy E. Corsiglia and the Registrant
            (Previously filed as Exhibit 10.12 to Form 10-Q filed
            August 15, 1994).

#* 10.3.6	-	Amendment No. 6 dated as of June 1, 1995 to Employment
            Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1995).

#* 10.4	-	  Employment Agreement dated June 13, 1989 between Thomas R.
            Clark and the Registrant (Previously filed as Exhibit 10.6 to Form 10-K filed April 1, 1990).

#* 10.4.1	-	Amendment No. 1 dated February 14, 1991 to Employment
            Agreement between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.9 to Form 10-K filed April 1, 1991).

#* 10.4.2	-	Amendment to Employment Contract dated as of June 1,
            1993 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed November 15, 1993).

#* 10.4.3	-	Amendment No. 3 dated June 1, 1993 to Employment Contract between
            Thomas R. Clark and the Registrant (Previously filed as
            Exhibit 10.16 to Form 10-K filed March 30, 1994).

#* 10.4.4	-	Amendment No. 4 dated as of June 1, 1994 to Employment Contract between Thomas R. Clark and the Registrant (Previously filed as
            Exhibit 10.17 to Form 10-Q filed August 15, 1994).

#* 10.4.5	-	Amendment No. 5 dated as of June 1, 1995 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August
            14, 1995).

#* 10.5	-	  Employment Agreement dated April 29, 1994 between Charles M.
            Lewis and the Registrant (Previously filed as Exhibit 10.18 to Form 10-Q filed August 15, 1994).

#* 10.5.1	-	Amendment No. 1 dated as of June 1, 1995 to Employment Contract between Charles M. Lewis and the Registrant (Form 10-Q filed
            August 14, 1995) .

__________________
*	Incorporated by reference to the indicated prior filing.
# Management contract or compensatory plan.

#* 10.6	-	  Employment Agreement dated October 7, 1991 between Michael Bennett and the Registrant (Previously filed as Exhibit 10.16 to
            Form 10-K filed March 30, 1992).

#* 10.6.1	- Amendment to Employment Contract dated as of June 1,
            1993 between Michael T. Bennett and the Registrant (Previously filed as Exhibit 10.17 to Form 10-Q filed November 15, 1993).

#* 10.6.2	-	Amendment No. 2 dated June 1, 1993 to Employment
            Contract between Michael T. Bennett and the Registrant (Previously filed as Exhibit 10.21 to Form 10-K filed March 30,
            1994).

#* 10.6.3	-	Amendment No. 3 dated June 1, 1994 to Employment Contract between
            Michael T. Bennett and the Registrant (Previously filed as
            Exhibit 10.22 to Form 10-K filed August 15, 1994).

#* 10.6.4	-	Amendment No. 4 dated as of June 1, 1995 to Employment Contract between Michael T. Bennett and the Registrant (Form 10-Q filed
            August 14, 1995).

#* 10.7	-	  Employment Agreement dated March 15, 1993 between Christopher A.
            Dunn and the Registrant (Previously filed as Exhibit 10.17 to Form 10-Q filed May 17, 1993).

#* 10.7.1	-	 Amendment to Employment Contract dated as of June 1, 1993 between
             Christopher A. Dunn and the Registrant (Previously filed as
             Exhibit 10.19 to Form 10-Q filed November 15, 1993).

#* 10.7.2	-	Amendment No. 2 dated June 1, 1993 to Employment Contract between
            Christopher A. Dunn and the Registrant (Previously filed as
            Exhibit 10.25 to Form 10-K filed March 30, 1994).

#* 10.7.3	-	Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Christopher A. Dunn and the Registrant (Previously filed as Exhibit 10.26 to Form 10-Q filed August 15, 1994).

#* 10.7.4	-	Amendment No. 4 dated as of June 1, 1995 to Employment Contract between Christopher A. Dunn and the Registrant (Form 10-Q filed
            August 14, 1995).

__________________
*	Incorporated by reference to the indicated prior filing.
#	Management contract or compensatory plan.

*	10.8	-	   Lease Agreement, dated September 30, 1991 between 919
            Eighteenth Street, N.W. Associates Limited Partnership and the Registrant (Previously filed as Exhibit 10.20 to Form 10-K filed March 30, 1992).

*	10.9	-	   Strategic Alliance Agreement, dated November 15, 1994 between
            Western Farm Credit Bank and the Registrant, as amended
            January 1, 1995 (Previously filed as Exhibit 10.28 to Form 10-K filed March  31,  1995).

	 21	-	     Subsidiaries.

 	21.1	-	   Farmer Mac Mortgage Securities Corporation, a Delaware
            Corporation.

 	21.2	-	   Farmer Mac Acceptance Corporation, a Delaware corporation.

*	99.1		    Map of U.S. Department of Agriculture (USDA) Regions
            (Previously filed as Exhibit 1.1 to Form 10-K filed April 1, 1991).

  (b)  Reports on Form 8-K.

     	 The Registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1995.

















___________________
*	Incorporated by reference to the indicated prior filing.
#	Management contract or compensatory plan.

                                	SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FEDERAL AGRICULTURAL MORTGAGE CORPORATION


November 14, 1995


                           By:    /s/ Henry D. Edelman
                                 ________________________________________
                                 Henry D. Edelman
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)






                                  /s/ Nancy E. Corsiglia
                                  _______________________________________
                                  Nancy E. Corsiglia
                                  Vice President - Treasurer and Chief
                                   Financial Officer
                                  (Principal Financial Officer)

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549



                                EXHIBITS

                                   TO

                                FORM 10-Q

                                  UNDER



                    THE SECURITIES EXCHANGE ACT OF 1934

                   _______________________________________



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION

Exhibit			Description

*	3.4			Amended and restated Bylaws of the Registrant.






























___________________
*	Filed Herewith.

                               EXHIBIT 3.4

6

3

20

23