Form 10-Q
period 1996-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1996-08-14
CIK 845877

As filed with the Securities and Exchange Commission on
                         August 14, 1996
     _______________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

      ______________________________________________________

                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.  Commission File Number 0-17440

               FEDERAL AGRICULTURAL MORTGAGE CORPORATION
       (Exact name of registrant as specified in its charter)

    Federally chartered instrumentality                52-1578738
           of the United States                      (I.R.S. employer
    (State or other jurisdiction of               identification number)
    incorporation or organization)


    919 18th Street, N.W., Suite 200,
            Washington, D.C.                               20006
    (Address of principal executive offices)            (Zip code)


                             (202) 872-7700
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [X]            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     As of August 14, 1996, there were 990,000 shares of Class A
Voting Common Stock,    593,401 shares of Class B Voting Common
Stock, and 1,221,397 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation (the "Corporation" or "Farmer Mac") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Such interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted
by such rules and regulations.   Management believes that the
disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods presented. These condensed financial statements should be read in conjunction with the audited 1995 financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

     The following information concerning Farmer Mac's financial statements as of June 30, 1996, December 31, 1995 and June 30,
1995 is included herein.



Consolidated Balance Sheets............................     3
Consolidated Statements of Operations..................     4
Consolidated Statements of Cash Flows..................     5

           FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

                                               June 30,        December 31,
                                                 1996               1995
                                              (unaudited)
ASSETS:
  Cash and cash equivalents                  $    32,715     $     8,336
  Interest receivable                             14,854          15,572
  Guarantee fees receivable                          469             573
  Investment securities
      Held-to-maturity                             3,992           7,419
      Available-for-sale                          52,430          55,862
  Farmer Mac I & II Securities                   404,503         417,169
  Other investments                                1,933           2,340
  Farmer Mac I & II payments receivable            5,297           4,939
  Office equipment, net                               59              65
  Prepaid expenses and other assets                  134             189
TOTAL ASSETS                                  $  516,386     $   512,464

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
  Debentures, notes and bonds, net:
     Due within one year                     $   225,361     $   207,422
     Due after one year                          266,967         284,084
  Accrued interest payable                         7,487           8,394
  Accounts payable and accrued expenses            1,475             740
  Allowance for sold Farmer Mac I & II
    Securities                                       223             112
TOTAL LIABILITIES                                501,513         500,752

STOCKHOLDERS' EQUITY
  Common stock:
      Class A Voting, $1 par value,
        2,000,000 shares authorized,
        990,000 shares issued and
        outstanding                                  990             670
      Class B Voting, $1 par value,
        2,000,000 shares authorized,
        593,401 shares issued and
        outstanding                                  593             500
      Class C Non-Voting, $1 par value,
        4,000,000 shares authorized,
        1,221,397 shares issued and
        outstanding                               1,221            1,170
  Additional paid in capital                     22,035           19,331
  Note receivable for purchase of stock            (557)               -
  Unrealized (loss) gain on securities
    available-for-sale                              99               140
  Accumulated deficit                           (9,508)          (10,099)
TOTAL STOCKHOLDERS' EQUITY                      14,873            11,712

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                $   516,386       $   512,464

      See accompanying notes to consolidated financial statements.

                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Amounts)


                                     Three Months Ended June 30     Six Months Ended June 30
                                         1996          1995             1996        1995
                                      (unaudited)   (unaudited)      (unaudited) (unaudited)

INTEREST INCOME:
  Investments and cash equivalents      $ 1,997      $ 1,496          $  3,466      $  2,823
  Farmer Mac I and II Securities          7,812        7,112            15,265        13,814
     TOTAL INTEREST INCOME                9,809        8,608            18,731        16,637


  INTEREST EXPENSE                        9,027        8,243            17,422        16,005

         NET INTEREST INCOME                782          365             1,309           632

OTHER INCOME:
  Guarantee fees                            328          310               652           645
  Miscellaneous                              16           55                51            71
  Gain on issuance of mortgage-
   backed securities, net                   913           --               913            --

         TOTAL OTHER INCOME               1,257          365             1,616           716

OTHER EXPENSES:
  Compensation and employee benefits        629          511             1,160           976
  Professional fees                         196           97               352           182
  Insurance                                  54           51               105           108
  Rent                                       34           42                75            84
  Regulatory fees                            71           92               143           184
  Board of Directors fees
    and meetin expenses                      80           96               168           175
  Administrative                            105          102               188           180
  Provision for losses                      120           24               142            51

        TOTAL OTHER EXPENSES              1,289        1,015             2,333         1,940

NET INCOME (LOSS)                       $   750      $  (285)           $  592        $ (592)
NET INCOME (LOSS) PER SHARE             $  0.27      $ (0.12)           $ 0.23        $(0.25)

                                 See accompanying notes to consolidated financial statements.

                            FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)

                                                            Six Months Ended
                                                      June 30, 1996    June 30, 1995
                                                               (unaudited)

CASH FLOWS FROM
  OPERATING ACTIVITIES:
Income (loss) from Operations                         $    592          $    (592)
Adjustments to reconcile net loss to
  cash provided by operating activities:
Amortization of premium on Farmer Mac I
  and II Securities                                      1,844              2,533
Discount Note amortization                               5,355              3,653
Decrease (increase) in guarantee fees receivable           104                (26)
Decrease in interest receivable                            718                835
Increase in Farmer Mac I and II payments receivable       (358)            (3,059)
Decrease in prepaid expenses and other assets               55                 53
Amortization of debt issuance costs                         88                102
Increase (decrease) in accounts payable and
  accrued expenses                                         735               (190)
(Decrease) increase in accrued interest payable
  on Medium-Term Notes                                    (907)               423
Provision for losses on Farmer Mac I Program               142                 51
Other                                                      (42)               (19)
Net cash provided by operating activities                8,326              3,764

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Farmer Mac I and II purchases                          (34,417)           (62,842)
Purchases of investments                               (15,554)           (20,959)
Proceeds from maturity of investments                   22,782             13,614
Proceeds from Farmer Mac I and II
 principal repayments                                   45,208             28,746
Purchases of office equipment                              (12)                (5)
Net cash provided (used) by investing activities        18,007            (41,446)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Proceeds from issuance of Medium-Term Notes             9,983              48,584
Payments to redeem Medium-Term Notes                  (49,580)            (21,695)
Proceeds from issuance of Discount Notes              815,032             904,280
Discount Notes redeemed                              (780,000)           (941,500)
Proceeds from issuance of common stock                  2,611                   -
Net cash used by financing activities                  (1,954)            (10,331)
Net increase (decrease) in cash and cash
  equivalents                                           24,379            (48,013)
Cash and cash equivalents at beginning of
  period                                                 8,336             73,129
Cash and cash equivalents at end of
  period                                             $  32,715         $   25,116

Supplemental disclosures of cash flow
information:
  Cash paid during the six-month period for:
         Interest                                    $  12,943         $   11,882

                 See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ACCOUNTING POLICIES.

       (a)     Principles of Consolidation

           Financial information at and for the six and three months ended June 30, 1996 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

       (b)  Reclassifications

           Certain reclassifications of the 1995 information were made to conform with the 1996 presentation.

NOTE 2.  OFF-BALANCE SHEET FARMER MAC GUARANTEED SECURITIES.

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

                            June 30, 1996       December 31, 1995
                                       (In Thousands)

Farmer Mac I                 $ 197,208            $ 94,763
Farmer Mac II                $   9,226            $  4,810

At June 30, 1996, the $197.2 million of Farmer Mac I Securities included $120.7 million of agricultural mortgage-backed securities issued under Farmer Mac's expanded legislative authorities  for which Farmer Mac bears the risk  of  first  loss
(the "AMBS").

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

      Farmer Mac's primary sources of liquidity are issuances of debt obligations, and principal and interest payments received on mortgages underlying securities purchased by Farmer Mac under the Farmer Mac I and Farmer Mac II Programs. Farmer Mac issues Discount Notes and Medium-Term Notes to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities backed by Guaranteed Portions and/or Qualified Loans). Funds from the borrowings also may be used to retire existing Notes and for liquidity purposes. At June 30, 1996, Farmer Mac had $492.3 million of Discount Notes and Medium-Term Notes (net of unamortized debt issuance costs, discounts and premiums) outstanding, an $822 thousand increase from December 31, 1995. During the first six months of 1996, Farmer Mac issued $820.6 million of Discount Notes and $10.0 million of Medium-Term Notes and redeemed $780.0 million of Discount Notes and $49.6 million of Medium-Term Notes.

      The $7.3 million decrease in investments from December 31, 1995 to June 30, 1996 resulted from the maturity of liquidity portfolio investments, comprised of U.S. agency securities and other investments, which were funded by Discount Notes with similar terms to maturity. The $12.7 million net decrease in Farmer Mac I and II Securities was largely attributable to the $45.2 million in principal payments and prepayments received on the underlying loans since December 31, 1995, which was partially offset by the purchase of $34.4 million of Farmer Mac II Securities.

      The $735 thousand increase in accounts payable and accrued expenses from December 31, 1995 to June 30, 1996 was attributable to expenses accrued as of June 30, 1996 in connection with the $120.7 million issuance of AMBS on June 27, 1996.

     At June 30, 1996, Farmer Mac's total loss allowance was $534 thousand. The Farmer Mac I and II Securities are shown net of their applicable allowance of $311 thousand at June 30, 1996, representing an increase of $31 thousand from year-end 1995; the allowance for Farmer Mac Guaranteed Securities not held by Farmer Mac was $223 thousand at June 30, 1996, representing an increase of $111 thousand from year-end 1995. This increase was attributable to the issuance of $120.7 million of AMBS (as to which Farmer Mac bears the risk of first loss). Farmer Mac considers the amounts in the allowance account to be adequate to cover its exposure to guarantee payments in the Farmer Mac I Program.

      At June 30, 1996, a total of six loans aggregating $3.5 million were 90 days or more past due, four loans totaling $4.2 million were in foreclosure and title to two loans with an aggregate outstanding principal balance of $698 thousand had been acquired by the trust in the Farmer Mac I Program. The twelve loans, combined, represent 2.74% of the aggregate principal amount of outstanding Farmer Mac I Securities (excluding the aggregate principal amount of outstanding AMBS) at June 30, 1996. Management believes that no losses will be incurred by Farmer Mac as a result of the loans in foreclosure or the real estate owned by the trust since the Farmer Mac I Securities backed by those loans are supported by 10% subordinated interests that were created in connection with the issuance of the Farmer Mac I Securities. No loss allowance has been made specifically for the Farmer Mac II Program because the Guaranteed Portions are backed by the full faith and credit of the United States and are not exposed to credit losses.

      At June 30, 1996, Farmer Mac's regulatory required minimum capital was $5.5 million and its actual capital level was $14.9 million. At December 31, 1995, Farmer Mac's regulatory required minimum capital was $4.7 million, and its actual capital level was $11.7 million. As previously reported, the 1996 Act phases in higher capital requirements over a three-year transition period following the enactment of the 1996 Act. Certain levels of enforcement are given to the FCA depending upon Farmer Mac's compliance with these capital levels. See "Recent Legislative Revisions to Farmer Mac's Statutory Charter _ Summary of Statutory Changes _ Capital" and "Government Regulation of Farmer Mac _ Regulation _ Capital Standards" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. If the fully phased-in (highest) standard under the 1996 Act had been in effect at June 30, 1996, Farmer Mac's actual capital would have been less than the total minimum capital required by $875 thousand.

      The 1996 Act also requires the Corporation to increase its core capital to at least $25 million by February 1998 or sooner if business volume increases substantially. If the recapitalization requirement had been in effect at June 30, 1996, Farmer Mac's actual capital would have been less than the required capital level by $10.1 million.

      In the opinion of management, Farmer Mac has sufficient liquidity and capital for the next twelve months.

RESULTS OF OPERATIONS

      Overview. During April and May of 1996, Farmer Mac completed work on Phase I of its legislative implementation process -- the development of an economic model that permits it to analyze risk in the securitization and pricing of individual loans or pools of loans under its new statutory authorities. The model facilitates Farmer Mac's acquisition of loans in exchange for AMBS (through its "swap" program) or for cash (through its "cash window" program).

      In June, Farmer Mac purchased an aggregate of approximately $121 million of loans from the "AgFunding" division of the Western Farm Credit Bank (WFCB). During the course of negotiating the WFCB loan purchases, WFCB raised certain issues with Farmer Mac as to their mutual obligations under the 1994 strategic alliance agreement and sought price adjustments from Farmer Mac in connection with the sale of those loans. Although Farmer Mac proposed a framework for resolution of those issues, WFCB subsequently notified Farmer Mac that it was terminating the AgFunding pooling program and the strategic alliance agreement, effective August 16, 1996, based on its assertions of material breaches by Farmer Mac of the agreement, and James M. Cirona, President and Chief Executive Officer of WFCB, resigned from the Farmer Mac Board of Directors, citing the potential conflict of interest. Farmer Mac has informed WFCB that it disagrees with WFCB's assertions, but that it does not object to the termination of the agreement. While it is anticipated that Farmer Mac will have further negotiations with WFCB relating to those matters, Farmer Mac's management believes that, regardless of their resolution, these matters will not have a material effect on Farmer Mac's business prospects or its financial condition.

      Also in June, Farmer Mac completed its first guarantee transaction under its new statutory authorities, selling AMBS backed by the WFCB loans to capital markets investors. The sale of those securities permitted Farmer Mac to confirm and refine its competitive pricing for the purchase of new agricultural real estate loans. The spreads over corresponding U.S. Treasury securities realized by Farmer Mac in the sale of the AMBS also facilitated the opening of Farmer Mac's cash window for the direct purchase of individual loans or groups of loans (Phase II of its legislative implementation process) in mid-July, on schedule with announcements made at its Annual Meeting of
Stockholders in early June. Farmer Mac has approved and authorized a number of sellers to submit loans for possible sale through the cash window and to date approximately $30 million of loans have been so submitted for Farmer Mac's approval. In addition to its program for purchasing loans through the cash window, Farmer Mac is pursuing the acquisition of loans through swap transactions with portfolio holders of agricultural loans, although there is no assurance that any such portfolio swap transactions actually will be consummated.

      General. Farmer Mac reported net income for the six months ended June 30, 1996 of $592 thousand, an increase of $1.2 million from the $592 thousand loss reported for the six months ended June 30, 1995. The decrease in loss is largely attributable to an increase in the net interest income and the net gain realized on the issuance of mortgage-backed securities. The net spread on Farmer Mac's interest-earning assets over its interest-bearing liabilities increased 26 basis points (0.26%) as the average rate on Farmer Mac's interest-earning assets increased while the interest rate on Farmer Mac's interest-bearing liabilities for the comparable periods decreased. The net gain on the issuance of the mortgage-backed securities resulted from the issuance and sale of $120.7 million of AMBS, the first transaction under Farmer Mac's expanded authorities.

      For the three months ended June 30, 1996, Farmer Mac reported income of $750 thousand, which represents a $1.0 million increase in Farmer Mac's income, as compared to the $285 thousand loss incurred for the three months ended June 30, 1995. The increase in income is primarily attributable to the net gain on the issuance of the mortgage-backed securities.

      Notwithstanding Farmer Mac's improved financial performance for the six and three months ended June 30, 1996, there is no assurance that Farmer Mac will be able to sustain such performance in the future. Although Farmer Mac's new authorities give it the statutory flexibility to devise programs that operate under guidelines similar to those of Fannie Mae and Freddie Mac, that flexibility does not ensure the success of Farmer Mac's programs. As previously reported, a number of factors have constrained participation in Farmer Mac's programs to date and caused its core business activities to be unprofitable. Those factors have included: the excess liquidity of many agricultural lenders; the attractiveness of loans (otherwise qualified under the Farmer Mac programs) as investments for their originators; the disinclination of many lenders to offer intermediate-term adjustable rate and long-term fixed rate agricultural real estate loans, as a result of the higher profitability associated with short-term lending; the lack of borrower demand for intermediate-term and long-term loans due to the lower interest rates generally associated with shorter term loans; various restrictive provisions in Farmer Mac's charter; and the unfavorable regulatory capital treatment afforded banks and System Institutions holding subordinated securities created in Farmer Mac transactions. Even though the 1996 Act has removed those charter provisions that Farmer Mac had concluded were constraining the operation of the secondary market, most of the other enumerated factors, over which Farmer Mac has little, if any, control, may continue to exist as Farmer Mac seeks to implement its new authorities. If those factors persist, they will affect Farmer Mac's ability to generate the volume of business necessary to achieve profitability and ultimately comply with the requirement to raise capital to higher levels by February 1998. Despite Farmer Mac's ongoing efforts to implement its new authorities under the 1996 Act, its ability to operate profitably (or to sustain profitability) in the future remains uncertain. Profitability will be affected not only by guarantee volume, but also by any payments Farmer Mac must make on its guarantees; payments it must make on its Notes; the income it earns on its investment securities, its mortgage portfolio and other funds it is holding; and its administrative expenses.
Losses, if any, on guarantees will be affected by many circumstances, including agricultural growing conditions, agricultural market conditions, changes in government agricultural support policies and the economy, both domestic and international. Farmer Mac's future is still dependent upon continued, more effective and significantly increased utilization of its programs by its Class A and Class B stockholders.

     Average Balances, Income and Expense, Yields and Rates. The following table presents, for the periods indicated, information regarding interest income on average interest-earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid. The average balances were calculated by averaging month-end balances.

                                                       Six Months Ended June 30,
                                       ____________________________________________________
                                            1996                      1995
                                       _________________________   __________________________
                                                       (Dollars in Thousands)

                                     Average   Income/   Average   Average   Income/    Average
                                     Balances  Expense    Rate     Balances  Expense    Rate
 Assets
 Interest-earning assets:
    Farmer Mac I and II Securities    $ 408,783  $ 15,265   7.47%  $ 380,618  $ 13,814  7.26%
      Investments and cash equivalents  113,846     3,466   6.09%     98,440     2,823  5.74%
    Total interest-earning assets       522,629    18,731   7.17%    479,058    16,637  6.95%
  Other assets                           13,872                       11,969
                                      $ 536,501                    $ 491,027

 Liabilities and Stockholders' Equity
   Interest-bearing liabilities:
     Debentures, notes and bonds, net $ 516,602 $ 17,422   6.74%   $ 471,898  $ 16,005   6.78%
   Other liabilities                      7,140                        7,203
   Stockholders' equity                  12,759                       11,926
                                      $ 536,501                    $ 491,027
 Net interest income/spread                     $  1,309  .43%                $   632   0.17%
 Net yield on interest-earning
   assets                                                 .50%                          0.26%

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

                                   Six Months Ended June 30, 1996
                            Compared to Six Months Ended June 30, 1995
                                    Increase or (Decrease) Due to

                                       Rate         Volume         Total
                                               (in thousands)
Income from interest-
earning assets:
  Farmer Mac I and II Securities       $ 407        $ 1,044        $ 1,451
  Investments                            182            461            643
  Total income from interest-
   earning assets                        589          1,505          2,094
Expense on interest-bearing
   liabilities                           (90)         1,507          1,417
     Change in net interest income     $ 679        $    (2)       $   677

      Net Interest Income. Net interest income totaled $1.3 million for the six months ended June 30, 1996, a $677 thousand increase from the six months ended June 30, 1995. The increase in net interest income was largely attributable to a 26 basis point (0.26%) increase in the net interest spread, a result of the shift in the composition of interest-earning assets from lower yielding fixed rate assets to higher yielding adjustable rate assets and the excess of interest earned on the loans underlying the AMBS over the interest expense incurred to purchase such loans, which were held in portfolio prior to the securitization and sale of the securities.

      Net interest income totaled $782 thousand for the three months ended June 30, 1996, a $417 thousand increase from the three months ended June 30, 1995. The increase in net interest income resulted from a 31 basis point (0.31%) increase in the rate and a $44.3 million increase in the average balance of interest-earning assets, which more than offset the increase in the average rate and the average balance of interest-bearing liabilities, and the positive carry earned on the loans underlying the AMBS. As previously discussed, the increase in the rate of interest-earning assets was attributable to the shift in the composition of interest-earning assets from lower yielding fixed rate assets to higher yielding adjustable rate assets.

      Interest Income. Interest income totaled $18.7 million and $9.8 million for the six and three months ended June 30, 1996, an increase of $2.1 million and $1.2 million as compared to the six and three months ended June 30, 1995. The $2.1 million increase was attributable to increases in average rate and average balances of interest-earning assets. The increase in the average rate of interest-earning assets was attributable to: (i) a shift in the composition of the liquidity portfolio investments to higher yielding adjustable rate investments; (ii) an increase in the average interest rate earned on Farmer Mac II Securities, as a result of rate adjustments on variable rate products in the Farmer Mac II Program in January and April 1996; and (iii) the increased level of yield maintenance income over the accelerated level of premium amortization for prepayments of mortgage loans underlying the Farmer Mac I Securities.

      Prepayments of mortgage loans underlying the Farmer Mac I Securities totaled $6.2 million and $12.0 million, respectively, for the six months ended June 30, 1996 and 1995. As a result of these prepayments, Farmer Mac recognized $298 thousand of interest income from the excess of yield maintenance payments over the related accelerated premium amortization in the six months ended June 30, 1996, as compared to $188 thousand in the six months ended June 30, 1995.

      The $1.2 million increase in interest income from the three months ended June 30, 1995 to the three months ended June 30, 1996 was attributable to the increases in the average rate and average balances of interest earning assets.

      Interest Expense. Interest expense for the six and three months ended June 30, 1996 amounted to $17.4 million and $9.0 million, respectively, an increase of $1.4 million and $784 thousand from the six and three months ended June 30, 1995. The increases in interest expense were attributable to increases in the average outstanding balances of debt for the comparable periods. The average outstanding balances of debt increased $44.7 million and $44.3 million, respectively, from the six and three months ended June 30, 1995 to the six and three months ended June 30, 1996.

      Other Income. Other income totaled $1.6 million and $1.3 million for the six and three months ended June 30, 1996, an increase of $900 thousand and $892 thousand from the six and three months ended June 30, 1995. Guarantee fee income increased $7 thousand and $18 thousand from the six and three months ended June 30, 1995 to the six and three months ended June 30, 1996. The increase in guarantee fee income was attributable to the increased level of guarantee volume for the comparable periods. As of June 30, 1996, Farmer Mac had $598.4 million of guaranteed securities outstanding as compared to $507.0 million as of June 30, 1995.

     Miscellaneous income, composed primarily of transaction fees generated from the Farmer Mac II Program, decreased $20 thousand and $39 thousand from the six and three months ended June 30,
1995 to the six and three months ended June 30, 1996. The decreases resulted from Farmer Mac's decision in May 1996 to eliminate transaction fees on the Farmer Mac II Program to increase Farmer Mac's competitiveness in the market for Guaranteed Portions.

      The $913 thousand gain on issuance of mortgage-backed securities, net of hedging costs and related expenses, resulted from the issuance and sale of the first AMBS under Farmer Mac's expanded authorities.

      Other Expenses. Other expenses totaled $2.3 million and $1.3 million for the six and three months ended June 30, 1996, an increase of $393 thousand and $274 thousand from the six and three months ended June 30, 1995. The $393 thousand increase in other expenses was attributable to the increases in compensation and employee benefits, professional fees, and the provision for losses, which were partially offset by a decrease in regulatory fees.

      Compensation and employee benefits increased $184 thousand from the six months ended June 30, 1995 to the six months ended June 30, 1996 because of an increase in staffing from the comparable period in 1995 and a change in the officers' compensation structure. Farmer Mac hired two additional employees, one late in the second quarter of 1995 and one in the fourth quarter of 1995, to assist with the Farmer Mac II program and portfolio analysis. The Board of Directors worked with a compensation consultant to establish a new compensation structure for officers, which included incorporating the former initial level of targeted annual incentive compensation into annual base salary.

      Professional fees, comprised of fees for legal, accounting and consulting services increased $170 thousand from the six months ended June 30, 1995 to the six months ended June 30, 1996. This increase related primarily to legal and consulting fees incurred in implementing the new legislative authorities.

      The $91 thousand increase in the provision for losses related to the issuance of the $120.7 million of AMBS in June
1996 for which Farmer Mac assumes the first risk of loss.

      Regulatory fees decreased $41 thousand from the six months ended June 30, 1995 to the six months ended June 30, 1996, the result of a larger assessment by the Farm Credit Administration for the 1994-95 fiscal year ($368 thousand) than the 1995-96 fiscal year ($285 thousand).

      From the three months ended June 30, 1995 to the three months ended June 30, 1996, other expenses increased $274 thousand, as result of the $118 thousand increase in compensation and employee benefits, the $99 thousand increase in professional fees and the $96 thousand increase in the provision for losses, all of which occurred for the reasons discussed above.

      Income tax expense. Although Farmer Mac is subject to income taxes at regular corporate statutory rates, a provision for income taxes has not been made because of net operating loss carryforwards. At December 31, 1995, Farmer Mac had a book net operating loss carryforward of approximately $10.0 million.

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

Item 3.        DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

    (a)  Farmer  Mac's Annual Meeting of Stockholders was held on June 13, 1996.

    (b)  Not Applicable.

   (c)  (1)    Election of Directors

                              -  Class A Nominees

                                   Number of Shares
                                   For       Withheld


                    Dean         753,351        5,500
                    Hemingway    753,051        5,800
                    Mulder       752,251        6,600
                    Nolan, D.    751,251        7,600
                    Nolan, M.    759,751        8,100

                              -  Class B Nominees

                                     Number of Shares
                                   For         Withheld

                    Cirona       586,901        1,300
                    McCarthy     587,601          600
                    Nelson       588,101          100
                    Raines       588,001          200
                    Rhodes       587,501          700

          (2)  Selection of Independent Auditors

          Class A Stockholders:

                                   Number of Shares
                    For                 756,051
                    Against               2,000
                    Abstain                 800

          Class B Stockholders:

                                   Number of Shares
                    For                 588,201
                    Against                   0
                    Abstain                   0

   (d)    Not Applicable

Item 5.        OTHER INFORMATION.

     None.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
                                    Description

*  3.1   -   Title   VIII   of   the   Farm   Credit   Act
             of  1971,  as  most  recently amended  by  the  Farm
             Credit  System  Reform  Act of  1996,  P.L.  104-105
             (Form 10-K filed March 29, 1996).

**  3.2  -   Amended  and  restated  Bylaws  of   the
             Registrant.

+* 10.1 -    Stock Option  Plan  (Previously  filed as  Exhibit
             19.1  to  Form 10-Q  filed  August 14, 1992).



__________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.

+*  10.1.1 -     Amendment  No. 1 to  Stock  Option Plan (Previously
                 filed as Exhibit 10.2 to Form 10-Q filed August 16,  1993).

+** 10.1.2 -     1996 Stock Option Plan.

+*  10.2   -     Employment Agreement dated May 5, 1989  between
                 Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed
                 February 14, 1990).

+*  10.2.1 -     Amendment No. 1 dated January 10, 1991 to Employment
                 Agreement between Henry D. Edelman and the Registrant
                 (Previously filed as Exhibit 10.4 to Form 10-K filed
                 April 1, 1991).

+*  10.2.2 -     Amendment  to Employment Contract dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

+*  10.2.3 -     Amendment No. 3 dated as of June 1, 1994 to Employment
                 Contract between Henry D. Edelman and the Registrant
                 (Previously filed as Exhibit 10.5 to Form 10-Q filed
                 November 15, 1994).

+*  10.2.4 -     Amendment No. 4 dated as of February  8, 1996 to Employment
                 Contract between Henry  D.  Edelman and the Registrant
                 (Form  10-K filed March 29, 1996).

+** 10.2.5 -     Amendment No. 5 dated as of June 13,  1996  to Employment
                 Contract between  Henry  D. Edelman and the Registrant.

+*  10.3   -     Employment Agreement dated May  11, 1989  between Nancy E.
                 Corsiglia and the Registrant (Previously  filed  as Exhibit
                 10.5 to Form 10-K filed February 14, 1990).

+*  10.3.1 -     Amendment dated December 14, 1989 to Employment Agreement
                 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

+*  10.3.2 -     Amendment No. 2 dated February  14, 1991 to Employment
                 Agreement between  Nancy E. Corsiglia  and the Registrant
                 (Previously  filed  as Exhibit 10.7 to Form 10-K filed
                 April 1, 1991).

     __________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.

+* 10.3.3 -  Amendment     to     Employment         Contract
             dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit
             10.9 to Form 10-Q filed November 15, 1993).

+* 10.3.4  - Amendment   No.   4   dated   June   1,   1993   to
             Employment  Contract between Nancy E. Corsiglia  and
             the  Registrant (Previously filed as  Exhibit  10.11
             to Form 10-K filed March 30, 1994).

+* 10.3.5  - Amendment   No.   5   dated   as   of  June 1,  1994
             to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit
             10.12 to Form 10-Q filed August 15, 1994).

+* 10.3.6  - Amendment   No.   6   dated   as  of   June 1,  1995
             to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14,
             1995).

+* 10.3.7  - Amendment   No.   7   dated   as   of   February  8,
             1996   to  Employment  Contract  between  Nancy   E.
             Corsiglia  and  the  Registrant  (Form  10-K   filed
             March 29, 1996).

+**10.3.8  - Amendment    No.   8   dated    as   of   June  13,
             1996   to  Employment  Contract  between  Nancy   E.
             Corsiglia and the Registrant.

+* 10.4    - Employment  Agreement  dated June  13,  1989 between
             Thomas  R.  Clark  and  the  Registrant  (Previously
             filed    as   Exhibit    10.6   to   Form 10-K filed
             April 1, 1990).

+* 10.4.1  -  Amendment No. 1 dated February 14, 1991 to Employment
              Agreement between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.9 to Form 10-K filed April 1, 1991).

+* 10.4.2  -  Amendment   to    Employment  Contract   dated   as  of
              June 1, 1993 between Thomas R. Clark and the Registrant
              (Previously  filed as  Exhibit 10.12 to Form 10-Q filed
              November 15, 1993).

+* 10.4.3  -  Amendment   No.   3 dated June 1,  1993 to  Employment
              Contract between Thomas R. Clark  and  the  Registrant
              (Previously filed as Exhibit 10.16 to Form 10-K filed
              March 30, 1994).


     _________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.

+*  10.4.4 -  Amendment    No.   4   dated     as   of   June 1,
              1994 to Employment Contract between Thomas R. Clark and the Registrant (Previously filed as Exhibit
              10.17 to Form 10-Q filed August 15, 1994).

+*  10.4.5 -   Amendment No. 5 dated as of June  1, 1995  to Employment
               Contract between Thomas R. Clark and  the  Registrant
               (Form 10-Q  filed  August  14, 1995).

+*  10.4.6 -   Amendment No. 6 dated as of February 8,  1996  to Employment
               Contract between Thomas R. Clark and the Registrant (Form
               10-K  filed March 29, 1996).

+** 10.4.7 -   Amendment No. 7 dated as of June  13, 1996  to Employment
               Contract between Thomas R. Clark and the Registrant.

+*  10.5    -  Employment Agreement  dated  April 29,   1994   between
               Charles  M.  Lewis   and   the  Registrant  (Previously
               filed as  Exhibit  10.18  to  Form 10-Q filed August 15, 1994).

+* 10.5.1   -  Amendment No. 1 dated as of June  1, 1995 to  Employment
               Contract  between  Charles  M. Lewis  and  the Registrant
               (Form 10-Q  filed  August 14, 1995) .

+* 10.5.2   -  Amendment  No.  2  dated  as  of February  8,  1996  to
               Employment  Contract  between Charles M. Lewis and the
               Registrant.

+** 10.5.3  -  Amendment No. 3 dated as of June 13,  1996 to Employment
               Contract between Charles  M. Lewis and the Registrant.

+*  10.6    -  Employment Agreement dated October 7,   1991 between Michael
               T. Bennett and the Registrant  (Previously filed as Exhibit
               10.16  to Form 10-K filed March 30, 1992).

+*  10.6.1  -  Amendment  to Employment  Contract dated  as of June 1, 1993 between Michael T. Bennett and the Registrant (Previously filed as Exhibit 10.17 to Form 10-Q filed November 15, 1993).

+* 10.6.2   -  Amendment No. 2 dated June 1,  1993  to Employment  Contract between Michael T. Bennett and the Registrant (Previously filed as Exhibit 10.21 to Form 10-K filed March 30, 1994).

     _______________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.

+*  10.6.3  -   Amendment No. 3 dated June 1,  1994 to Employment Contract between Michael T. Bennett and the Registrant (Previously filed as Exhibit 10.22 to Form 10-K filed August 15, 1994).

+*  10.6.4   -  Amendment No. 4 dated as of June 1, 1995 to  Employment
                Contract between Michael T. Bennett and  the  Registrant
                (Form 10-Q  filed  August  14, 1995).

+*  10.6.5   -  Amendment No. 5 dated as of February  8, 1996  to  Employment
                Contract  between  Michael  T.  Bennett and the  Registrant
                (Form   10-K   filed March 29, 1996).

+** 10.6.6   -  Amendment No. 6 dated as  of  June  13, 1996  to  Employment
                Contract  between  Michael  T. Bennett and the Registrant.

+*  10.7     -  Employment Agreement  dated  March 15,   1993  between
                Christopher A. Dunn and the Registrant (Previously filed as Exhibit 10.17 to Form 10-Q filed May 17, 1993).

+*  10.7.1   -  Amendment  to Employment  Contract dated  as  of June 1, 1993
                between  Christopher  A. Dunn   and  the  Registrant
                (Previously  filed as Exhibit  10.19  to  Form  10-Q  filed
                November  15, 1993).

+*  10.7.2   -  Amendment No. 2 dated June 1,  1993  to Employment Contract between Christopher A. Dunn and the Registrant (Previously filed as Exhibit 10.25 to Form 10-K filed March 30, 1994).

+*  10.7.3   -  Amendment No. 3 dated as of June  1, 1994  to Employment
                Contract between Christopher  A. Dunn   and  the  Registrant
                (Previously  filed   as  Exhibit 10.26 to Form 10-Q filed
                August 15, 1994).

+*  10.7.4   -  Amendment No. 4 dated as of June  1, 1995  to Employment
                Contract between Christopher  A. Dunn and the Registrant
                (Form 10-Q filed August  14, 1995).

+*  10.7.5   -  Amendment  No.  5  dated   as   of February  8,  1996  to
                Employment  Contract  between  Christopher  A. Dunn and the
                Registrant  (Form  10-K filed March 29, 1996).

+** 10.7.6   -  Amendment No. 6 dated as  of  June 13,  1996 to Employment
                Contract between Christopher A. Dunn and the Registrant.


     ________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.

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

* 10.9.1  -  Amendment No. 2 dated as of December  15, 1995 to Strategic
             Alliance Agreement between Western Farm Credit Bank and the Registrant (Form 10-K filed March 29, 1996).

* 10.9.2  -  Amendment No. 3 dated as  of  March  15, 1996  to Strategic
             Alliance  Agreement   between Western Farm Credit Bank and
             the Registrant.

*    21   -  Subsidiaries.

     21.1 -  Farmer Mac Mortgage Securities Corporation, a Delaware
             Corporation.

     21.2 -  Farmer  Mac Acceptance  Corporation,  a Delaware Corporation.

*    99.1    Map  of  U.S. Department of  Agriculture (USDA)  Regions
             (Previously filed as Exhibit 1.1  to Form 10-K filed
             April 1, 1991).

  (b)  Reports on Form 8-K.

      The Registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1996.








     ________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 14, 1996

                  By:        /s/ Henry D. Edelman
                             Henry D. Edelman
                             President and Chief Executive Officer
                             (Principal Executive Officer)



                             /s/ Nancy E. Corsiglia
                             Nancy E. Corsiglia
                             Vice President - Treasurer and Chief
                               Financial Officer
                             (Principal Financial Officer)

              Securities and Exchange Commission

                   Washington, D.C.   20549




                           Exhibits

                              to

                           Form 10-Q

                             under

              The Securities Exchange Act of 1934




           Federal Agricultural Mortgage Corporation






Exhibit             Description

**   3.2      -  Amended and restated Bylaws of the Registrant.

+**  10.1.2   -  1996 Stock Option Plan.

+**  10.2.5   -  Amendment No. 5 dated as  of June 13,  1996 to Employment
                 Contract between  Henry D. Edelman and the Registrant.

+**  10.3.8    - Amendment No. 8 dated  as of June 13, 1996 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant.

+**  10.4.7    - Amendment No. 7 dated as of June  13, 1996  to Employment
                 Contract between Thomas R. Clark  and the Registrant.

+**  10.5.3    - Amendment No. 3 dated as  of June 13, 1996 to Employment
                 Contract between Charles M. Lewis and the Registrant.

+** 10.6.6    -  Amendment No. 6 dated as  of  June  13, 1996 to Employment
                 Contract  between  Michael  T. Bennett and the Registrant.

+** 10.7.6    -  Amendment No. 6 dated as  of  June 13,  1996 to Employment
                 Contract between Christopher A. Dunn and the Registrant.



     ________________
**   Filed herewith.
+    Management contract or compensatory plan.