Form 10-Q
period 1996-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1996-11-14
CIK 845877

As filed with the Securities and Exchange Commission
                                          on
-----------------------------------------------------------------------
                                   November 14, 1996
-----------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
-----------------------------------------------------------------------

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.Commission File Number 0-17440

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
             (Exact name of registrant as specified in its charter)

             Federally chartered
               instrumentality                          52-1578738
                of the United
                   States
      ----------------------------------   ---------------------------------
       (State or other jurisdiction of     (I.R.S. employer identification
       incorporation or organization)      number)

        919 18th Street, N.W., Suite
                    200,                                20006
              Washington, D.C.
      ----------------------------------   ---------------------------------
       (Address of principal executive                (Zip code)
                  offices)


                                  (202) 872-7700
                     (Registrant's telephone number, including
                                    area code)

                   ----------------------------------------------

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

      As of November 14, 1996, there were 990,000 shares of Class A Voting Common Stock, 593,401 shares of Class B Voting Common Stock, and 1,221,397 shares of Class C Non-Voting Common Stock outstanding.

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

      The following information concerning Farmer Mac's financial statements is included herein.



Consolidated  Balance  Sheets at September 30, 1996 and
    December31, 1995................................................ 3
Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995.........................4
Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1996 and 1995......................................5


------------------------------------------------------------------------------
                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
------------------------------------------------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                                        September 30,      December 31,
                                                            1996               1995
                                                      ------------------ ------------------
                                                         (unaudited)
 ASSETS:
   Cash and cash equivalents                              $    37,613      $       8,336
   Interest receivable                                         11,412             15,572
   Guarantee fees receivable                                      533                573
   Loans held for securitization                                5,331                  -
   Investment securities:
       Held-to-maturity                                         2,447              7,419
       Available-for-sale                                      70,030             55,862
   Farmer Mac I and II Securities, net                        407,412            417,169
   Farmer Mac I and II payments receivable                     11,663              4,939
   Other investments                                            5,711              2,340
   Office equipment, net                                           81                 65
   Prepaid expenses and other assets                              511                189
                                                       =================  ==================
       TOTAL ASSETS                                        $  552,744        $   512,464
                                                       =================  ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 LIABILITIES:
   Debentures, notes and bonds, net:
       Due within one year                                 $  260,819        $   207,422
       Due after one year                                     268,868            284,084
   Accrued interest payable                                     6,231              8,394
   Accounts payable and accrued expenses                        1,392                740
   Allowance for sold Farmer Mac I & II Securities                269                112
                                                       -----------------  ------------------
       TOTAL LIABILITIES                                      537,579            500,752
                                                       -----------------  ------------------


 STOCKHOLDERS' EQUITY Common stock:
       Class A Voting, $1 par value, 2,000,000 shares
       authorized,  990,000 and 670,000 shares issued
       and outstanding at September 30, 1996 and
       December 31, 1995                                          990                670
       Class B Voting, $1 par value, 2,000,000 shares
       authorized, 593,401 and 500,301 shares issued
       and outstanding at September 30, 1996 and
       December 31, 1995                                          593                500
       Class C Non-Voting, $1 par value, 4,000,000
       shares authorized, 1,221,397 and 1,170,301
       shares issued and outstanding at
       September 30, 1996 and December 31, 1995                 1,221              1,170
   Additional paid in capital                                  22,035             19,331
   Note receivable for purchase of stock                         (557)                 -
   Unrealized gain on securities available-for-sale               221                140
   Accumulated deficit                                         (9,338)           (10,099)
                                                       -----------------  ------------------
       TOTAL STOCKHOLDERS' EQUITY                              15,165             11,712
                                                       -----------------  ------------------

 TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                               $ 552,744         $  512,464
                                                       =================  ==================

      See accompanying notes to consolidated financial statements.



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)


                                      Three Months Ended September     Nine Months Ended September
                                                   30                              30
                                      ------------------------------  -------------------------------
                                           1996           1995            1996           1995
                                      ------------------------------  -------------------------------
                                        (unaudited)    (unaudited)     (unaudited)    (unaudited)
INTEREST INCOME:
  Investments and cash equivalents..... $   1,348        $  2,356       $   4,813     $   5,179
  Farmer Mac I and II Securities........    7,398           7,550          22,210        21,364
  Loans held for securitization.........       15               -             468             -
                                      ------------------------------  ------------------------------
        TOTAL INTEREST INCOME...........    8,761           9,906          27,491        26,543

  INTEREST EXPENSE......................    8,125           9,493          25,546        25,498
                                      ------------------------------  ------------------------------

         NET INTEREST INCOME............      636             413           1,945         1,045

OTHER INCOME:
  Guarantee fees........................      478             317           1,130           962
  Gain on issuance of issuance of
  mortgage-backed securities, net.....          -               -             913             -
  Miscellaneous.........................        4              64              55           135
                                         ----------------------------  ------------------------------

        TOTAL OTHER INCOME..............      482             381           2,098         1,097
                                           ------------------------------  ---------------------------
OTHER EXPENSES:
  Compensation and employee benefits....      543             455           1,703         1,431
  Professional fees.....................      277             160             618           343
  Marketing and advertising.............       71              11              96            19
  Insurance.............................       56              54             161           162
  Rent..................................       47              41             123           125
  Regulatory fees.......................       71              33             214           217
  Board of Directors fees and
  meeting expenses......................       68              60             236           235
  Administrative........................      138              90             312           262
  Provision for losses..................       60              24             202            75
                                      ------------------------------  ------------------------------
        TOTAL OTHER EXPENSES............    1,331             928           3,665         2,869

INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM.     (213)           (134)            378          (727)
Extraordinary gain from early
extinguishment of debt..................      384               -             384             -
                                      ==============================  ==============================
NET INCOME/(LOSS)                     $       171            (134)            762          (727)
                                      ==============================  ==============================

PER COMMON SHARE:
  Earnings/(loss) before
extraordinary item                    $     (0.08)         $ (0.06)         $  0.14      $ (0.31)
  Net earnings/(loss)                 $      0.06          $ (0.06)         $  0.29      $ (0.31)

                See accompanying notes to consolidated financial statements.



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                              Nine Months Ended
                                                     ------------------------------------
                                                      September 30,       September 30,
                                                          1996                1995
                                                     ----------------    ----------------
                                                                 (unaudited)

 CASH FLOWS FROM
   OPERATING ACTIVITIES:
 Income (loss) from Operations                        $    762            $     (727)
 Adjustments to reconcile net loss to
   cash provided by operating activities:
 Amortization of premium on Farmer Mac I and II
   Securities....................................        2,648                 3,648
 Discount Note amortization .....................        7,898                 6,745
 Decrease in guarantee fees receivable...........           40                    22
 Decrease in interest receivable.................        4,160                 3,059
 Increase  in Farmer Mac I and II payments receivable   (6,724)               (3,171)
 Increase in prepaid expenses and other assets...         (322)                 (193)
 Amortization and depreciation...................           72                   117
 Increase (decrease) in accounts payable and
   accrued expenses..............................          652                  (334)
 Increase in loans held for securitization.......       (5,331)                    -
 Extraordinary gain on extinguishment of debt....         (384)                    -
 Decrease in accrued interest payable on
   Medium-Term Notes.............................       (2,163)                 (610)
 Provision for losses on Farmer Mac I Program....          202                    76
                                                     ----------------    ----------------
 Net cash provided by operating activities.......        1,510                 8,632
                                                     ----------------    ----------------

 CASH FLOWS FROM
  INVESTING ACTIVITIES:
 Farmer Mac I and II purchases...................      (59,270)              (83,624)
 Purchases of investments........................      (39,488)              (76,285)
 Proceeds from maturity of investments...........       27,005                14,461
 Proceeds from Farmer Mac I and II principal
   repayments....................................       66,334                39,121
 Purchases of office equipment...................          (43)                   (8)
                                                     ----------------    ----------------
 Net cash used by investing activities...........       (5,462)             (106,335)
                                                     ----------------    ----------------

 CASH FLOWS FROM
  FINANCING ACTIVITIES:
 Proceeds from issuance of Medium-Term Notes.....       19,945                48,584
 Payments to redeem Medium-Term Notes............      (73,860)              (30,395)
 Proceeds from issuance of Discount Notes........    1,319,598             2,255,637
 Discount Notes redeemed.........................   (1,235,065)           (2,137,750)
 Proceeds from issuance of common stock..........        2,611                     -
                                                     ----------------    ----------------
 Net cash provided by financing activities.......       33,229               136,076
                                                     ----------------    ----------------

 Net increase in cash and cash equivalents.......       29,277                38,373
 Cash and cash equivalents at beginning of period        8,336                73,129
                                                     ================    ================
 Cash and cash equivalents at end of period......       37,613           $   111,502
                                                     ================    ================

 Supplemental disclosures of cash flow information:
  Cash  paid  during  the nine-month period for:
                Interest.........................    $     19,758         $   19,293
                                                     ----------------    ----------------

                See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Accounting Policies.

         (a)      Principles of Consolidation

      ......Financial  information  at and for the nine and three  months  ended
September 30, 1996 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

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


                                    September 30, 1996       December 31, 1995
                                  -----------------------  ---------------------
                                                  (In Thousands)
Farmer Mac I...............         $ 191,872                  $   94,763
Farmer Mac II..............         $  10,563                  $    4,810

At September 30, 1996, the $191.9 million of Farmer Mac I Securities included $120.6 million of agricultural mortgage-backed securities (the "AMBS") issued under Farmer Mac's expanded legislative authorities for which Farmer Mac bears the risk of first loss.


Note 3    Income Taxes



Note 4    Commitments

     At September 30, 1996, Farmer Mac had committed to purchase $17.1 million of Qualified Loans through the Farmer Mac I cash window and had committed to sell forward $22.4 million of AMBS for settlements in October, November and December 1996.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

      Farmer Mac's primary sources of liquidity are issuances of debt obligations, and principal and interest payments received on mortgages underlying securities purchased by Farmer Mac under the Farmer Mac I and Farmer Mac II Programs. Farmer Mac issues Discount Notes and Medium-Term Notes to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities backed by Guaranteed Portions and/or Qualified Loans). Funds from the borrowings also may be used to retire existing Notes and for liquidity purposes. At September 30, 1996, Farmer Mac had $529.7 million of Discount Notes and Medium-Term Notes (net of unamortized debt issuance costs, discounts and premiums) outstanding, a $38.2 million increase from December 31, 1995. During the first nine months of 1996, Farmer Mac issued $1.3 billion of Discount Notes and $20.0 million of Medium-Term Notes and redeemed $1.2 billion of Discount Notes and $73.9 million of Medium-Term Notes.

      The $41.8 million increase in cash and cash equivalents, investment securities and other investments from December 31, 1995 to September 30, 1996 primarily resulted from an increase in the liquidity portfolio, comprised of floating rate mortgage-backed securities and other short-term investments, which were funded by Discount Notes with similar terms to maturity. The $9.8 million net decrease in Farmer Mac I and II Securities was largely attributable to the $66.3 million in principal payments and prepayments received on the underlying Qualified Loans since December 31, 1995, and was partially offset by the purchase of $59.3 million of Farmer Mac II Securities.

     Loans held for securitization totaled $5.3 million at September 30, 1996 and represented those loans that Farmer Mac had purchased through its newly implemented Farmer Mac I cash window program and was holding for securitization in October 1996.

     Farmer Mac I and II payments receivable represents repayments on Qualified Loans underlying the Farmer Mac I and II Securities, which have been reported by the Central Servicer, but not yet remitted to Farmer Mac. The $6.7 million increase in Farmer Mac I and II payments receivable from December 31, 1995 to September 30, 1996 represents the difference in the amount of those prepayments outstanding at the end of each of the respective reporting periods.

     Accounts payable and accrued expenses increased $652 thousand from December 31, 1995 to September 30, 1996. A significant portion of that increase was attributable to accrued expenses related to a legal action commenced against Western Farm Credit Bank ("WFCB"). See "Results of Operations -- Litigation."

      At September 30, 1996, a total of eleven loans aggregating $7.4 million were 90 days or more past due; one loan for $858 thousand was in foreclosure; and title to one loan with an outstanding principal balance of $613 thousand had been acquired by the trust in the Farmer Mac I Program. In the aggregate, the loans represent 3.09% of the principal amount of those outstanding Farmer Mac I Securities supported by 10% subordinated interests at September 30, 1996. Management believes that no losses will be incurred by Farmer Mac as a result of the loans in foreclosure or the real estate owned by the trust since the Farmer Mac I Securities backed by those loans are supported by 10% subordinated interests that were created in connection with the issuance of the Farmer Mac I Securities.

      At September 30, 1996, Farmer Mac's total loss allowance was $594 thousand. The Farmer Mac I and II Securities are shown net of their applicable allowance of $325 thousand at September 30, 1996, representing an increase of $45 thousand from year-end 1995; the allowance for Farmer Mac Guaranteed Securities not held by Farmer Mac was $269 thousand at September 30, 1996, representing an increase of $157 thousand from year-end 1995. This $157 thousand increase was attributable to the issuance of $120.7 million of AMBS (as to which Farmer Mac bears the risk of first loss). Farmer Mac maintains an allowance for loan losses to cover anticipated losses under the Farmer Mac I Program. No loss allowance has been made for the Farmer Mac II Program because the Guaranteed Portions are backed by the full faith and credit of the United States and are not exposed to credit losses.

      Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and considers a number of factors, including: historical charge-off and recovery activity (noting any particular trends in preceding periods); trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; current and anticipated economic conditions; the condition of agricultural segments and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have a geographic or commodity concentration; the degree of risk inherent in the composition of the guaranteed portfolio; quality control reviews; and underwriting standards. Farmer Mac considers the amounts in the allowance account to be adequate to cover its exposure to guarantee payments in the Farmer Mac I Program.

      At September 30, 1996, Farmer Mac's regulatory required minimum capital was $6.4 million and its actual capital level was $15.2 million. At December 31, 1995, Farmer Mac's regulatory required minimum capital was $4.7 million, and its actual capital level was $11.7 million. As previously reported, the 1996 Act phases in higher capital requirements over a three-year transition period following the enactment of the 1996 Act. Certain levels of enforcement are available to the FCA depending upon Farmer Mac's compliance with these capital levels. See "Recent Legislative Revisions to Farmer Mac's Statutory Charter -- Summary of Statutory Changes -- Capital" and "Government Regulation of Farmer Mac -- Regulation -- Capital Standards" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. If the fully phased-in (highest) standard under the 1996 Act had been in effect at September 30, 1996, Farmer Mac's actual capital would have been less than the total minimum capital required by $1.6 million. The 1996 Act also requires the Corporation to increase its core capital to at least $25 million by February 1998 or sooner if business volume increases substantially. If this $25 million capitalization requirement had been in effect at September 30, 1996, Farmer Mac's actual capital would have been less than the required capital level by $9.8 million. In order to satisfy the capitalization requirements, Farmer Mac may undertake to issue stock or other forms of equity securities.

      In the opinion of management, Farmer Mac has sufficient liquidity and capital for the next twelve months.

 Results of Operations

      Overview. During the third quarter of 1996, Farmer Mac continued the implementation of its expanded legislative authorities with the opening of its cash window for the direct purchase of individual loans or groups of loans in mid-July. In October, Farmer Mac completed its second guarantee transaction under those expanded authorities, selling approximately $12.7 million of AMBS, backed by loans acquired through the cash window, to capital markets investors with a gain on sale proportionate to that realized in the June 1996 transaction. See "Results of Operations -- General". Future sales of AMBS are planned for November and December and monthly thereafter.

      To date, Farmer Mac has approved and authorized 81 sellers to submit loans for possible sale through the cash window and another 10 applicants are currently under review. Over $110 million of loans have been submitted to Farmer Mac for approval, of which approximately 80% are in various stages of the pipeline, with the remainder either denied by Farmer Mac or withdrawn by the seller/servicer. Loans are first submitted to Farmer Mac for preliminary credit approval, after which they may be approved, denied, or deferred for further information. Once the loan has been preliminarily approved, the seller/servicer can obtain a commitment to purchase (a "rate-lock") with a mandatory delivery obligation.

       Beyond the $12.7 million of loans backing the October transaction, approximately $74.1 million of loans pending acquisition through the cash window are in various stages of the pipeline, with the largest portion of the loans in the stage at which a preliminary credit approval has been provided on the loan, but the seller/servicer has not yet sought a rate-lock. No assurance can be given that the entire $74.1 million will be sold to Farmer Mac.

      In addition to its program for purchasing loans through the cash window, Farmer Mac is pursuing the acquisition of loans through purchases and swap transactions with portfolio holders of agricultural loans, although there can be no assurance that any such transactions actually will be consummated.

      Farmer Mac has hired three employees, two of whom will work in the loan underwriting and credit analysis area while the third will assist Farmer Mac with the development of the seller network and will provide on-site seller/servicer assistance with the implementation of the program. Farmer Mac also has contracted with Equitable Agri-Business to provide contract underwriting and central servicing for the cash window and is currently reviewing the qualifications of one other entity for the provision of these services.

     Litigation. During the third quarter, Farmer Mac continued discussions with WFCB regarding issues pertaining to their mutual obligations under the 1994 strategic alliance agreement. When efforts to settle those issues proved unsuccessful in late September, Farmer Mac commenced a legal action to enforce its rights under the agreement. WFCB has not yet filed a responsive pleading. At this time, Farmer Mac is unable to predict the outcome of this dispute.

      General. Farmer Mac reported net income for the nine months ended September 30, 1996 of $762 thousand, an increase of $1.5 million from the $727 thousand loss reported for the nine months ended September 30, 1995. The increase in income was attributable to the following factors: (a) a $900 thousand increase in net interest income, primarily the result of an increase in the average balance of interest-earning assets due to purchases of Farmer Mac II Securities and loans held for securitization; (b) a $913 thousand increase in the net gain realized on the issuance of mortgage-backed securities, the result of the issuance and sale of $120.7 million of AMBS in June 1996, the first transaction under Farmer Mac's expanded authorities; and (c) the $384 thousand extraordinary gain from the early extinguishment of $7.6 million of debt. The increase in income was partially offset by an increase in other expenses, a result of the implementation of the Farmer Mac I cash window program. Farmer Mac's operating income before the extraordinary gain increased $1.1 million from a $727 thousand loss for the nine months ended September 30, 1995 to income of $378 thousand for the nine months ended September 30, 1996, largely the result of the gain on the issuance of mortgage-backed securities.

      For the three months ended September 30, 1996, Farmer Mac reported income of $171 thousand, which represents a $305 thousand increase in Farmer Mac's income, as compared to the $134 thousand loss incurred for the three months ended September 30, 1995. The increase in income is largely attributable to the extraordinary gain from the early extinguishment of debt. Farmer Mac's operating loss before the extraordinary gain increased $79 thousand from $134 thousand for the three months ended September 30, 1995 to $213 thousand for the three months ended September 30, 1996, largely a result of increased expenses due to the implementation of Farmer Mac's expanded authorities.

      Notwithstanding Farmer Mac's improved financial performance for the nine months ended September 30, 1996, there is no assurance that Farmer Mac will be able to sustain such performance in the future. Although Farmer Mac's new authorities give it the statutory flexibility to devise programs that operate under guidelines similar to those of Fannie Mae and Freddie Mac, that flexibility does not ensure the success of Farmer Mac's programs. Farmer Mac continues to face the difficult challenge of implementing its new authorities in the very competitive market for agricultural and rural housing mortgage loans. As previously reported, a number of factors have constrained (and appear to continue to constrain) participation in Farmer Mac's programs. Those factors have included: the excess liquidity of many agricultural lenders; the attractiveness of loans (otherwise qualified under the Farmer Mac programs) as investments for their originators; the disinclination of many lenders to offer intermediate-term adjustable rate and long-term fixed rate agricultural real estate loans, as a result of the higher profitability associated with short-term lending; and the lack of borrower demand for intermediate-term and long-term loans due to the lower interest rates generally associated with shorter term loans. If those factors persist, they will affect Farmer Mac's ability to generate the volume of business necessary to achieve consistent profitability and ultimately comply with the requirement to raise capital to higher levels by February 1998.

      Farmer Mac's ability to generate sufficient volume will depend upon the active participation of agricultural lenders in its programs, which, in turn, will depend upon its ability to convince lenders of the benefits of selling loans into the Farmer Mac secondary market. Although the number of agricultural lenders approved to participate in Farmer Mac's programs and the volume of agricultural mortgage loans purchased under the Farmer Mac I program have both increased since the enactment of the 1996 Act, no assurance can be given that such lenders will be willing to sell agricultural mortgage loans to Farmer Mac in the future on terms and in sufficient volume to ensure Farmer Mac's long-term success. Farmer Mac's ability to operate profitably or to sustain profitability in the future remains uncertain.

      Average Balances, Income and Expense, Yields and Rates. The following table presents, for the periods indicated, information regarding interest income on average interest-earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid. The average balances were calculated by averaging month-end balances.

                                                             Nine Months Ended September 30,
                                             ---------------------------------------------------------
                                                      1996                            1995
                                             ---------------------------------------------------------
                                                              (Dollars in Thousands)
                                           Average   Income/  Average      Average   Income/  Average
                                           Balances  Expense  Rate         Balances  Expense   Rate
                                           ---------------------------------------------------------

 Assets
 Interest-earning assets:
    Farmer Mac I and II Securities....     $ 410,069  $ 22,210  7.22%      $391,067  $21,364   7.28%
    Investments and cash equivalents..       110,183     4,813  5.82%       120,624    5,179   5.72%
     Loans held for securitization....         7,769       468  8.03%             -        -      -
                                             ---------------------------------------------------------
   Total interest-earning assets.....        528,021    27,491  6.94%       511,691   26,543   6.92%
    Other assets......................        13,014                         11,724
                                            ---------------------------------------------------------
                                           $ 541,035                       $523,415

 Liabilities and  Stockholders' Equity

   Interest-bearing liabilities:
     Debentures, notes and bonds, net..    $ 520,633  $ 25,546  6.54%       $504,834  $25,458   6.73%
   Other liabilities...................        6,924                           6,764
   Stockholders' equity.................   $  13,478                          11,817
                                             ---------------------------------------------------------

                                           $ 541,035                        $523,415
                                             =========================================================
 Net interest income/spread....                       $ 1,945    .40%                 $ 1,045   0.19%

 Net yield on interest-earning assets...                         .49%                           0.27%

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


                                         Nine Months Ended September 30, 1996
                                     Compared to Nine Months Ended September 30,
                                                         1995
                                     ---------------------------------------------
                                            Increase or (Decrease) Due to

                                       Rate           Volume             Total
                                    ------------   --------------     ------------
                                                     (in thousands)
Income from interest-earning assets:
  Farmer Mac I and II Securities...   $  (182)      $  1,028            $   846
  Investments.................             93           (459)              (366)
  Loans held for securitization             -            468                468
                                    ------------   --------------     ------------
  Total income from
   interest-earning assets......          (89)         1,037                948

Expense on interest-bearing
   liabilities................           (495)           543                 48
                                   ------------   --------------     ------------

   Change in net interest income      $   406      $    494              $  900
                                    ============   ==============     ============


      Net Interest Income. Net interest income totaled $1.9 million for the nine months ended September 30, 1996, a $900 thousand increase from the nine months ended September 30, 1995. The increase in net interest income was attributable to an increase in the average balance of interest-earning assets, a result of purchases of Farmer Mac II Securities and loans held for securitization. The increase in the average balance of interest-bearing liabilities was largely offset by a decline in the average cost of Farmer Mac's outstanding interest-bearing liabilities, resulting in a minimal reduction in net interest income.

      Net interest income totaled $636 thousand for the three months ended September 30, 1996, a $223 thousand increase from the three months ended September 30, 1995. The increase in net interest income resulted from a decline in the average cost and the average balance of outstanding interest-bearing liabilities, which more than offset the decline in the average rate and average balances of Farmer Mac's interest-earning assets. The average cost of the interest-bearing liabilities has decreased as Farmer Mac has refunded existing higher coupon Medium-Term Notes with lower coupon Medium-Term Notes and the average balance of interest-bearing liabilities has decreased as the liquidity portfolio, funded with debt of similar maturity, has also decreased.

     Interest Income. Interest income totaled $27.5 million for the nine months ended September 30, 1996, a $948 thousand increase from the nine months ended September 30, 1995. The increase was attributable to an increase in the average balance of interest-earning assets, a result of purchases of Farmer Mac II Securities and loans held for securitization, which more than offset the repayments on the Farmer Mac I and II Securities. The marginal increase in the average rate of interest-earning assets for the comparable periods largely resulted from a decline in the average rate of the Farmer Mac II Securities, approximately 40% of which are short-term adjustable rate securities.

      Interest income totaled $8.8 million for the three months ended September 30, 1996, a $1.1 million decrease from the three months ended September 30, 1995. The decrease in interest income was largely due to the decrease in the average balance of investments and cash equivalents outstanding during the comparable periods.

     Interest Expense. Interest expense for the nine months ended September 30, 1996 amounted to $25.5 million, an increase of $48 thousand from the nine months ended September 30, 1995. The increase in interest expense was attributable to an increase in the average outstanding balance of interest-bearing liabilities, which more than offset the decline in the average cost of the interest-bearing liabilities for the comparable periods. The average balance of interest-bearing liabilities has increased as Farmer Mac has used such liabilities (primarily Discount Notes and Medium-Term Notes) to fund the purchases of Farmer Mac II Securities and loans held for securitization; however, the average cost has declined since the Discount Notes and Medium-Term Notes bear lower interest rates than Farmer Mac's existing debt portfolio.

     Interest expense for the three months ended September 30, 1996 amounted to $8.1 million, a decrease of $1.4 million from the three months ended September 30, 1995. The $1.4 million decrease in interest expense was primarily attributable to the decrease in the amount of debt needed to fund the liquidity portfolio.

      Other Income. Other income totaled $2.1 million and $482 thousand for the nine and three months ended September 30, 1996, an increase of $1.0 million and $101 thousand from the nine and three months ended September 30, 1995. Guarantee fee income, the principal component of other income, increased $168 thousand and $161 thousand from the nine and three months ended September 30, 1995 to the nine and three months ended September 30, 1996. The increase in guarantee fee income was attributable to the increased level of guarantee volume for the comparable periods. As of September 30, 1996, Farmer Mac had $598.2 million of guaranteed securities outstanding as compared to $506.7 million as of September 30, 1995.

     The gain on issuance of mortgage-backed securities, net of hedging costs and related expenses, increased $913 thousand from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, as a result of the issuance and sale of the first series of AMBS under Farmer Mac's expanded authorities. No AMBS were issued in the third quarter.

     Miscellaneous income, composed primarily of transaction fees generated from the Farmer Mac II Program, decreased $80 thousand and $60 thousand from the nine and three months ended September 30, 1995 to the nine and three months ended
September 30, 1996. The decreases resulted from Farmer Mac's decision in May 1996 to eliminate transaction fees on the Farmer Mac II Program to increase Farmer Mac's competitiveness in the market for Guaranteed Portions.

     Other Expenses. Other expenses totaled $3.7 million and $1.3 million for the nine and three months ended September 30, 1996, an increase of $796 thousand and $403 thousand from the nine and three months ended September 30, 1995. The increases in other expenses were attributable to the increases in compensation and employee benefits, professional fees, marketing and advertising expenses, administrative expenses and the provision for losses.

     Compensation and employee benefits increased $272 thousand and $88 thousand, respectively, from the nine and three months ended September 30, 1995 to the nine and three months ended September 30, 1996 because of an increase in staffing from the comparable period in 1995 and a change in the officers' compensation structure. Over the last twelve months, Farmer Mac has hired three additional employees to assist with the marketing and servicing of the Farmer Mac II program, portfolio analysis and credit analysis of loans purchased under the Farmer Mac I program. In addition, the Board of Directors worked with a compensation consultant to establish a new compensation structure for officers, which included incorporating the former initial level of targeted annual incentive compensation into annual base salary, effective January 1, 1996.

      Professional fees, comprised of fees for legal, accounting and other professional services, increased $275 thousand and $117 thousand, respectively, from the nine and three months ended September 30, 1995 to the nine and three months ended September 30, 1996. This increase was primarily attributable to fees paid for the credit underwriting of loans received through the Farmer Mac I cash window and added legal and consulting fees incurred in the implementation of the new legislative authorities.

      Marketing and advertising expenses increased $77 thousand and $60 thousand, respectively, from the nine and three months ended September 30, 1995 to the nine and three months ended September 30, 1996. The increases were attributable to the increased marketing and advertising associated with the Farmer Mac I cash window program.

      Administrative expenses increased $50 thousand and $48 thousand, respectively, from the nine and three months ended September 30, 1995 to the nine and three months ended September 30, 1996. The increases were largely a result of increases in telephone, postage and travel related expenses, all of which have so increased because of the implementation of the Farmer Mac I cash window program.

      The provision for losses increased $127 thousand and $36 thousand, respectively, from the nine and three months ended September 30, 1995 to the nine and three months ended September 30, 1996. The increases in the provision for losses is attributable to the issuance of the $120.7 million of AMBS in June 1996 for which Farmer Mac assumes the first risk of loss.

      Income tax expense. Although Farmer Mac is subject to income taxes at regular corporate statutory rates, a provision for income taxes has not been made because of net operating loss carryforwards. At December 31, 1995, Farmer Mac had a book net operating loss carryforward of approximately $10.0 million.

      Extraordinary gain. The Corporation recognized an extraordinary gain of $384 thousand from the early extinguishment of $7.6 million of debt in the third quarter of 1996. The early extinguishment of higher coupon debt will favorably affect the Corporation's cost of funds in future periods.

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

                          PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

     As described in Part I, Item 2 under "Management Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Litigation," Farmer Mac commenced a legal action against Western Farm Credit Bank in late September 1996 to enforce its rights under a strategic alliance agreement. Western has not yet filed a responsive pleading and, at this time, Farmer Mac is unable to predict the outcome of this dispute.

   The registrant is not a party to any other pending legal proceedings.

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

*     3.2   -    Amended and restated Bylaws of the Registrant  (Form 10-Q
                 filed August 14, 1996).

+*   10.1   -    Stock Option Plan  (Previously  filed as Exhibit 19.1 to
                 Form 10-Q filed August 14, 1992).

+*   10.1.1 -    Amendment   No.  1  to  Stock   Option   Plan
                 (Previously filed as Exhibit 10.2 to Form 10-Q filed August 16, 1993).

----------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+     10.1.2 -   1996  Stock  Option  Plan  (Form  10-Q  filed
                 August 14, 1996).

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

+*   10.2.5 -    Amendment  No. 5 dated as of June 13, 1996 to
                 Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1996).

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


----------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

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

+*  10.3.8 -     Amendment  No. 8 dated as of June 13, 1996
                 to   Employment   Contract   between   Nancy   E.
                 Corsiglia  and the  Registrant  (Form  10-Q filed
                 August 14, 1996).

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

----------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.4.6 -   Amendment  No. 6 dated as of February 8, 1996 to
                 Employment Contract between Thomas R. Clark and the Registrant (Form 10-K filed March 29, 1996).

+*    10.4.7 -   Amendment  No. 7 dated  as of June  13,  1996 to
                 Employment Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 14, 1996).

+*    10.5  -    Employment   Agreement   dated   April  29,  1994
                 between  Charles  M.  Lewis  and  the  Registrant
                 (Previously filed as Exhibit 10.18 to Form 10-Q filed August 15, 1994).

+*    10.5.1 -   Amendment  No. 1 dated as of June 1,  1995 to
                 Employment Contract between Charles M. Lewis and the Registrant (Form 10-Q filed August 14, 1995)

+*    10.5.2 -   Amendment  No. 2 dated as of February 8, 1996
                 to Employment Contract between Charles M. Lewis and the Registrant (Form 10-K filed March 29,
                 1996).

+*    10.5.3 -   Amendment  No. 3 dated as of June 13, 1996 to
                 Employment Contract between Charles M. Lewis and the Registrant (Form 10-K filed March 29, 1996).

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


----------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

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

+*    10.6.6 -   Amendment  No. 6 dated as of June 13, 1996 to
                 Employment Contract between Michael T. Bennett and the Registrant (Form 10-Q filed August 14,
                 1996).

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

+*  10.7.5   -   Amendment  No. 5 dated as of February 8, 1996
                 to Employment  Contract  between  Christopher  A.
                 Dunn  and  the   Registrant   (Form   10-K  filed
                 March 29, 1996).

+*  10.7.6   -   Amendment  No. 6 dated as of June 13, 1996 to
                 Employment Contract between Christopher A. Dunn and the Registrant (Form 10-Q filed August 14,
                 1996).

*   10.8     -   Lease  Agreement,  dated  September  30,  1991  between  919
                 Eighteenth Street,  N.W. Associates Limited Partnership and the
                 Registrant (Previously filed as Exhibit 10.20 to Form 10-K filed March 30, 1992).

----------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

*     21    -    Subsidiaries.

      21.1  -    Farmer Mac  Mortgage  Securities  Corporation,  a
                 Delaware Corporation.

      21.2  -    Farmer  Mac  Acceptance  Corporation,  a Delaware
                   Corporation.

*     99.1       Map of  U.S.  Department  of  Agriculture  (USDA)
                 Regions  (Previously filed as Exhibit 1.1 to Form
                 10-K filed April 1, 1991).

   (b)      Reports on Form 8-K.

      The Registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1996.








----------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FEDERAL AGRICULTURAL MORTGAGE CORPORATION


November 14, 1996

                      By:          /s/ Henry D. Edelman
                              --------------------------------------------------
                              Henry D. Edelman
                              President and Chief Executive Officer
                              (Principal Executive Officer)



                                  /s/ Nancy E. Corsiglia
                              --------------------------------------------------
                              Nancy E. Corsiglia
                              Vice President - Treasurer and Chief
                              Financial Officer
                              (Principal Financial Officer)