Form 10-K
period 1996-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1997-03-27
CIK 845877

As filed with the Securities and Exchange Commission on
                                   March 27, 1997
     ----------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
           ---------------------------------------------------------

                                     FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

                         Commission File Number 0-17440
           ---------------------------------------------------------


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
              (Exact name of registrant as specified in its charter)

             Federally chartered
               instrumentality                          52-1578738
                of the United
                   States
      ----------------------------------   ---------------------------------
       (State or other jurisdiction of     (I.R.S. employer identification
       incorporation or organization)      number)

        919 18th Street, N.W., Suite 200,
              Washington, D.C.                              20006
      ----------------------------------   ---------------------------------
       (Address of principal executive                (Zip code)
                  offices)


                                  (202) 872-7700
                     (Registrant's telephone number, including
                                    area code)
            Securities registered pursuant to Section 12(b) of the Act:
                                        None
            Securities registered pursuant to Section 12(g) of the Act:
                         Class A Voting Common Stock
                         Class B Voting Common Stock
                       Class C Non-Voting Common Stock

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]               No    [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. ss.229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market values of the Class A Voting Common Stock and Class C Non-Voting Common Stock held by non-affiliates of the Registrant were $27,225,000 and $82,338,691, respectively, based upon the average bid and asked prices for the respective classes on March 18, 1997 as quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The aggregate market value of the Class B Voting Common Stock is not ascertainable due to the absence of publicly available quotations or prices with respect to the Class B Voting Common Stock as a result of the limited market for, and infrequency of trades in, Class B Voting Common Stock and the fact that any such trades are privately negotiated transactions.

      There were 990,000 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, and 2,677,681 shares of Class C Non-Voting Common Stock outstanding as of March 18, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement to be filed on or about April 29, 1997 in connection with the Annual Meeting of Stockholders to be held on June 12, 1997 (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).







          ------------------------------------------------------------

                                    PART I

Item 1.  Business

General

      The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Registrant") is a federally chartered instrumentality of the United States that was created by the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act"), to establish a secondary market for agricultural real estate mortgage loans, including rural housing loans ("Qualified Loans"). Farmer Mac is authorized to provide liquidity to the agricultural mortgage market by: (i)
purchasing newly originated Qualified Loans directly from lenders on a continuing basis through its "cash window;" (ii) exchanging Qualified Loans for securities issued and guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities"), backed by such loans in "swap transactions;" and (iii) purchasing portfolios of "existing loans" on a negotiated basis. Qualified Loans purchased by Farmer Mac are aggregated into pools that back Farmer Mac Guaranteed Securities, which are sold periodically into the capital markets.

      Farmer Mac's original statutory charter, although similar in many respects to those of the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") -- Farmer Mac's residential mortgage counterparts -- contained several important distinguishing features. Unlike Fannie Mae and Freddie Mac, Farmer Mac was dependent upon third party "poolers," primarily commercial banks, insurance companies and institutions of the Farm Credit System ("System Institutions"), to aggregate Qualified Loans and submit them to Farmer Mac for securitization and was precluded from issuing its guarantee without the existence of a minimum 10% cash reserve or subordinated (first loss) interest. The Farm Credit System Reform Act of 1996 (the "1996 Act") amended the Act by, in part, removing these distinctions, thereby improving Farmer Mac's operating flexibility. As a result, Farmer Mac is now authorized to purchase Qualified Loans directly from lenders and to issue and guarantee securities backed by such loans without the earlier cash reserve or subordinated interest requirement. Farmer Mac is now also a "first loss" guarantor -- it guarantees timely payments of principal (including any balloon payments) and interest on Farmer Mac Guaranteed Securities backed by 100% of the underlying Qualified Loans. Another important distinguishing feature of Farmer Mac's statutory charter is that, unlike Fannie Mae and Freddie Mac, Farmer Mac was and remains subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act") and the requirement that public offerings of Farmer Mac Guaranteed Securities (as distinguished from its equity and debt securities) be registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "1933 Act").

      Farmer Mac conducts its business through two programs, "Farmer Mac I" and "Farmer Mac II." The Farmer Mac I Program involves the purchase and securitization of Qualified Loans that are not guaranteed by any instrumentality or agency of the United States. The Farmer Mac II Program involves the purchase of guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the United States Department of Agriculture (the "USDA") pursuant to the Consolidated Farm and Rural Development Act (7 .U.S.C. ss.ss. 1921 et seq.) (the "ConAct") and the issuance of Farmer Mac Guaranteed Securities backed by such Guaranteed Portions. Farmer Mac's sources of revenue are: (i) fees it receives in connection with the issuance of its guarantees; (ii) gains on the sales of Farmer Mac Guaranteed Securities backed by loans it purchases; and (iii) net interest income earned on its portfolio of Farmer Mac Guaranteed Securities issued under both the Farmer Mac I and Farmer Mac II Programs, investments and loans purchased pending securitization. Prior to the enactment of the 1996 Act, Farmer Mac completed seven securitizations under the Farmer Mac I Program resulting in Farmer Mac guarantees of approximately $748 million of securities (of which approximately $274 million are currently outstanding). From the enactment of the 1996 Act through February 28, 1997, Farmer Mac completed four securitizations under the Farmer Mac I Program resulting in Farmer Mac guarantees of approximately $167 million of new securities (all of which are currently outstanding). From the inception of the Farmer Mac II Program in 1991 through February 28, 1997, Farmer Mac guaranteed approximately $281 million of Farmer Mac Guaranteed Securities issued thereunder (of which approximately $215 million are currently outstanding). The Farmer Mac II Program was not affected by the 1996 Act. Farmer Mac Guaranteed Securities issued under the Farmer Mac I Program are referred to as Farmer Mac I Securities; Farmer Mac Guaranteed Securities issued under the Farmer Mac II Program are referred to as Farmer Mac II Securities. See "Farmer Mac Guarantee Program."

      Farmer Mac obtained its initial operating capital through the sale of 670,000 Class A Units and 500,301 Class B Units in its initial public offering in December 1988. A Class A Unit consisted of one share of Class A Voting Common Stock and one share of Class C Non-Voting Common Stock. A Class B Unit consisted of one share of Class B Voting Common Stock and one share of Class C Non-Voting Common Stock. In accordance with the terms of the initial public offering, each Unit separated into its component shares in November 1993. Additional shares of Class B Voting Common Stock and Class C Non-Voting Common Stock were issued to Western Farm Credit Bank ("WFCB") pursuant to a Strategic Alliance Agreement between WFCB and Farmer Mac, although Farmer Mac has since repurchased the Class B Voting Common Stock acquired by WFCB under the Strategic Alliance Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 1996 Overview." Farmer Mac sold 320,000 additional shares of Class A Voting Common Stock in April 1996 to Zions First National Bank, Salt Lake City, Utah, and, in December 1996, completed a public offering of 1,437,500 shares of Class C Non-Voting Common Stock, 500,000 shares of which were purchased by an affiliate of Zions First National Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 1996 Overview." As a result of these issuances (and the repurchase of WFCB's Class B Voting Common Stock), there are currently outstanding 990,000 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 2,677,681 shares of Class C Non-Voting Common Stock. Farmer Mac intends to commence a direct offering program in March 1997 to offer approximately 93,000 additional shares of Class A Voting Common Stock to interested eligible investors. See "Farmer Mac Guarantee Program -- Financing -- Equity Issuances." The Class A Voting Common Stock and the Class B Voting Common Stock are herein called the "Voting Common Stock." The Voting Common Stock and the Class C Non-Voting Common Stock are herein called the "Common Stock."

      Farmer Mac's Board of Directors has authorized the issuance of up to $2.0 billion in outstanding aggregate principal amount of notes having maturities of not more than nine months ("Discount Notes") and notes having maturities of nine months or more ("Medium-Term Notes" and, together with the Discount Notes, the "Notes"). See "Farmer Mac Guarantee Program --Financing." As of December 31, 1996, Farmer Mac had outstanding $228.8 million of Discount Notes and $317.5 million of Medium-Term Notes, net of unamortized debt issuance costs, discounts and premiums. Farmer Mac intends to increase its debt issuance activities in 1997. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations --Results of Operations -- Interest Income.") Farmer Mac may also obtain capital from future issuances of common stock (both voting and non-voting) or preferred stock. Other than the direct offering of Class A Voting Common Stock which Farmer Mac intends to commence in March 1997, Farmer Mac has no current plans to issue any additional shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Review."

      The Farm Credit Administration (the "FCA"), acting through the Office of Secondary Market Oversight (the "OSMO"), has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities. Farmer Mac is required to meet certain minimum and critical capital requirements established in the Act, some of which had been scheduled to increase significantly in December 1996. The 1996 Act revised and delayed these increases by establishing a transition period in which Farmer Mac has the opportunity to implement its new legislative authorities before higher minimum and critical capital requirements are fully effective. For a discussion of the capital requirements and Farmer Mac's capital, see "Government Regulation of Farmer Mac" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Capital Resources."

      Although Farmer Mac is an institution of the Farm Credit System, it is not liable for any debt or obligation of any other System Institution. Neither the Farm Credit System nor any other individual System Institution is liable for any debt or obligation of Farmer Mac.

      Farmer Mac employs 21 persons, all located at its principal executive offices at 919 18th Street, N.W., Suite 200, Washington, D.C. 20006. Its telephone number is (202) 872-7700.

                         FARMER MAC GUARANTEE PROGRAM

Farmer Mac I

      General

      Farmer Mac may only purchase, or guarantee securities backed by, Qualified Loans. A Qualified Loan is a loan secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on Agricultural Real Estate or Rural Housing (as such terms are defined below) that is located within the United States. A Qualified Loan must also be an obligation of: (i) a citizen or national of the United States or an alien lawfully admitted for permanent residence in the United States; or (ii) a private corporation or partnership whose members, stockholders or partners holding a majority interest in the corporation or partnership are individuals described in clause (i). A Qualified Loan must also be an obligation of a person, corporation or partnership having sufficient indicia of creditworthiness to indicate a reasonable likelihood of repayment of the loan according to its terms. A Qualified Loan may be an existing or newly originated mortgage loan that conforms to Farmer Mac's requirements.

      Qualified Loans are secured either by Agricultural Real Estate or by Rural Housing. Agricultural Real Estate is defined by Farmer Mac as a parcel or parcels of land, which may be improved by buildings or other structures permanently affixed to the parcel or parcels, that (i) are used for the production of one or more agricultural commodities; and (ii) consist of a minimum of five acres or are used in producing minimum annual receipts of at least $5,000. In accordance with the Act, the principal amount of a Qualified Loan secured by Agricultural Real Estate may not exceed $3.4 million, which has been adjusted for inflation as of December 31, 1996, unless the Agricultural Real Estate consists of an aggregate of 1,000 acres or less. In light of its new status as a first loss guarantor, Farmer Mac has limited the maximum loan amount to $3.4 million (adjusted annually for inflation), regardless of acreage.

      Rural Housing is defined by Farmer Mac as a one- to four-family, owner-occupied principal residence that is a moderately priced dwelling located in a community having a population of 2,500 or fewer inhabitants; the dwelling (excluding the land to which the dwelling is affixed) cannot have a purchase price or current appraised value of more than $133,000 (adjusted annually for inflation). In addition to the dwelling itself, a Rural Housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50% of the total appraised value of the combined property. To date, Rural Housing Qualified Loans have not represented a significant part of Farmer Mac's business.

      Cash Window Purchases

      Farmer Mac purchases Agricultural Real Estate Qualified Loans directly from lenders for cash on a continuing basis through its "cash window," which opened in July 1996. Farmer Mac primarily purchases fixed rate Qualified Loans, but may also purchase other types of Qualified Loans, including adjustable rate and convertible mortgage loans. Qualified Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments and provisions that require a yield maintenance payment in the event of prepayment (depending upon the level of interest rates at the time of prepayment). Farmer Mac seeks to develop and offer through the cash window loan products that are in demand by agricultural borrowers and the lenders who serve them and that can be securitized and efficiently sold into the capital markets. In offering to purchase loans through the cash window, Farmer Mac emphasizes the importance of conformity to its program requirements, including the interest rate, amortization, final maturity and periodic payment specifications, in order to facilitate the purchase of individual loans or groups of loans from many lenders for aggregation into uniform pools that back Farmer Mac Guaranteed Securities.

      Farmer Mac regularly publishes a "rate sheet" listing the cash window loan products it is willing to purchase, if the loan meets its Underwriting and Appraisal Standards (discussed below), and indicative "net yields" at which such purchases could be completed. Farmer Mac issues commitments to purchase specified Agricultural Real Estate Qualified Loans for a specified period of time. Under such commitments, lenders are obligated to sell Qualified Loans to Farmer Mac at the commitment net yield. If a lender is unable to deliver a Qualified Loan in accordance with a mandatory delivery commitment, Farmer Mac requires the lender to pay a fee to extend the commitment or for failure to deliver.

      Swap Transactions

      Farmer Mac is also authorized to acquire Qualified Loans from lenders in exchange for Farmer Mac Guaranteed Securities backed by such Qualified Loans. Unlike cash window transactions, which generally involve loans with Farmer Mac-specified terms, Farmer Mac anticipates negotiating these swap transactions with the lender and acquiring loans with payment, maturity and interest rate characteristics that Farmer Mac would not purchase through its cash window. Many Qualified Loans will be eligible for swap transactions on the basis of their conformity to Farmer Mac's "existing loan" criteria, which require that the loans be outstanding for at least five years and have low (60% or less) loan-to-value ratios and other indicia of performance, while Qualified Loans outstanding for less than five years will be eligible for swap transactions only on the basis of their conformity to Farmer Mac's more stringent credit ratios as of the date of their origination and subject to other performance analyses.

      Negotiated Transactions

      Farmer Mac may also purchase portfolios of Qualified Loans that qualify as "existing loans" and otherwise meet the characteristics of loans qualifying for swap transactions, as described above.

      Underwriting and Appraisal Standards

      Farmer Mac has established Underwriting and Appraisal Standards for Qualified Loans in an effort to reduce the risk of loss from defaults by borrowers and to provide guidance concerning management, administration and conduct of underwriting and appraisals to all participants in the Farmer Mac I Program. These standards were developed on the basis of industry norms for mortgage loans qualified to be sold in the secondary market and were designed to assess the creditworthiness of the farmer as well as the value of the mortgaged property relative to the amount of the Qualified Loan. In each transaction, Farmer Mac requires representations and warranties to ensure that the Qualified Loans conform to these standards and any other requirements it may impose from time to time.

      The Underwriting Standards require, among other things, that the loan-to-value ratio for any Qualified Loan not exceed 70% (which Farmer Mac reduced from 75% in light of its new status under the 1996 Act as a first loss guarantor). In the case of Rural Housing Qualified Loans, up to 85% of the appraised value of the property may be financed if the amount above 70% is covered by private mortgage insurance. In the case of newly originated Agricultural Real Estate Qualified Loans, borrowers must also meet certain credit ratios, including: (i) a pro forma (after closing the new loan) debt-to-asset ratio of 50% or less; (ii) a pro forma cash flow debt service coverage ratio of not less than 1:1 on the mortgaged property; (iii) a total debt service coverage ratio, computed on a pro forma basis, of not less than 1.25:1, including farm and non-farm income; and (iv) a ratio of current assets to current liabilities, computed on a pro forma basis, of not less than 1:1. In the case of an existing loan, sustained performance is considered by Farmer Mac to be a reliable alternative indicator of a farmer's ability to pay the loan according to its terms. In February 1997, Farmer Mac introduced a premium loan program for loans to highly creditworthy borrowers. Under that program, Qualified Loans meeting certain more stringent Underwriting Standards than the foregoing loan-to-value and credit ratios will qualify for purchase at a lower net yield than those applicable to loans not meeting the higher standards.

      An existing loan generally will be deemed a Qualified Loan, eligible for purchase or inclusion in a pool of loans to be securitized, if it has been outstanding for at least five years and has a loan-to-value ratio (based on an updated appraisal) of 60% or less, and there have been no payments more than 60 days past due during the previous three years and no material restructurings or modifications for credit reasons during the previous five years.

      The Underwriting Standards provide that Farmer Mac may, on a loan-by-loan basis, accept loans that do not conform to one or more of the Underwriting Standards when: (a) those loans exceed one or more of the Underwriting Standards to which they do conform to a degree that compensates for noncompliance with one or more other Standards; and (b) those loans are made to producers of particular agricultural commodities in a segment of agriculture in which such non-conformance and compensating strengths are typical of the financial condition of sound borrowers. The acceptance by Farmer Mac of loans that do not conform to one or more of the Underwriting Standards is not intended to provide a basis for waiving or lessening in any way the requirement that loans be of high quality in order to qualify for purchase or inclusion in a pool of loans to be securitized. The entity that requests the acceptance by Farmer Mac of such loans bears the burden of convincing Farmer Mac that the loans meet both tests as set forth in clauses (a) and (b) above and that the inclusion of such loans in a pool will not weaken the overall performance of the pool.

      The Appraisal Standards for newly originated Qualified Loans require, among other things, that the appraisal function be performed independently of the credit decision making process. The Appraisal Standards require the appraisal function to be conducted or administered by an individual meeting certain qualification criteria and who (a) is not associated, except by the engagement for the appraisal, with the credit underwriters making the loan decision, though both the appraiser and the credit underwriter may be directly or indirectly employed by a common employer; (b) receives no financial or professional benefit of any kind relative to the report content, valuation or credit decision made or based on the appraisal product; and (c) has no present or contemplated future direct or indirect interest in the appraised property. The Appraisal Standards also require uniform reporting of reliable and accurate estimates of the market value, market rent and net property income characteristics of the mortgaged property and the market forces relative thereto.

      Originators and Sellers

      In addition to its Underwriting and Appraisal Standards, Farmer Mac has established minimum eligibility requirements for lenders who originate or purchase new or existing Qualified Loans for sale through the Farmer Mac cash window or in negotiated transactions with Farmer Mac ("Originators"). An Originator may be a System Institution, bank, insurance company, business and industrial development company, savings and loan association, association of agricultural producers, agricultural cooperative, commercial finance company, trust company, credit union or other financial entity. In addition to the ownership requirements discussed below, Originators are generally required to have a stockholders' equity of at least $1 million or at least $500,000 of net worth (defined by Farmer Mac) in order to be approved as a direct seller (a "Seller") of Qualified Loans to Farmer Mac. Originators are also required to have a staff experienced in agricultural lending and servicing, to maintain a fidelity bond and either an errors and omissions, mortgage impairment or mortgagee interest policy providing coverage in an amount determined by Farmer Mac from time to time, and to provide representations and warranties to Farmer Mac regarding the qualifications of Qualified Loans sold to Farmer Mac.

      There are also minimum Voting Common Stock ownership requirements ("Ownership Requirements") for Originators, subject to certain exceptions. Class B Common Stock may be held only by System Institutions; Class A Common Stock may be held only by banks, insurance companies and other financial entities that are not System Institutions. Class B stockholders must own at least 100 shares of Class B Common Stock to be considered as Originators. There are Ownership Requirements for each of four categories of Class A stockholders to be considered as Originators. "Small Institutions," having not more than $50 million in assets, must own at least 100 shares of Class A Common Stock. "Intermediate Institutions," having more than $50 million and not more than $100 million in assets, must own at least 200 shares of Class A Common Stock. "Large Institutions," having more than $100 million and not more than $500 million in assets, must own at least 500 shares of Class A Common Stock. "Major
Institutions" with more than $500 million in assets must own at least 2,000 shares of Class A Common Stock. In determining the size of an institution for eligibility as an Originator and compliance with the Ownership Requirements, "related corporations" within the meaning of Section 318 of the Internal Revenue Code of 1986, as amended, will be treated as a single entity. Once a holder has purchased the requisite amount of Voting Common Stock, all "related corporations" will be deemed to have met the Ownership Requirements. The determination of an institution's size for eligibility as an Originator and compliance with the Ownership Requirements will be made at the time the entity sells (or swaps) loans into the Farmer Mac I Program. The Act provides that no stockholder may own, directly or indirectly, more than 33% of the outstanding number of shares of Class A Voting Common Stock. There are no restrictions on the maximum purchase or holding of Class B Voting or Class C Non-Voting Common Stock.

      The foregoing Ownership Requirements do not apply to those Originators that cannot purchase shares of Voting Common Stock because of legal restrictions on their ownership of such shares, provided that such participants undertake to make the minimum purchases if and when such restrictions are withdrawn. The Ownership Requirements also do not apply to eligible participants that Farmer Mac may determine by resolution need not comply with the requirements. Farmer Mac is also authorized to waive the Ownership Requirements for eligible participants whose purchase of Voting Common Stock is not barred by legal restrictions but is, as a practical matter, virtually impossible. For example, a state or local government agricultural or rural housing finance agency that is not legally barred from owning Voting Common Stock but which is unable to obtain funds to purchase such stock might be permitted to become a participant if it met all other eligibility standards and its participation were deemed to be in the best interests of Farmer Mac. The Ownership Requirements also do not apply to eligible participants that Farmer Mac may determine by resolution need not comply with the requirements. No such waiver resolution has as yet been requested by a potential participant.

      Farmer Mac reserves the right, in its sole discretion, to change the Ownership Requirements for Originators that are Class B stockholders, or any of the four categories of Originators that are Class A stockholders, in order to permit maximum participation in Farmer Mac's programs. To date, no such changes to the Ownership Requirements have been made.

      Servicing

      Farmer Mac does not directly service Qualified Loans held in its portfolio, although it does act as "master servicer" with respect to Qualified Loans underlying Farmer Mac I Securities. Qualified Loans can be serviced only by a servicing entity that has entered into a central servicing arrangement with Farmer Mac. Originators of Qualified Loans sold into the Farmer Mac I Program have a right to retain certain servicing functions (typically direct borrower contacts) and may enter into field servicing contracts with the appropriate central servicers to specify such servicing functions.

      Farmer Mac I Securities

      Farmer Mac I Securities are mortgage pass-through trust certificates issued and guaranteed by Farmer Mac that represent beneficial interests in pools of Agricultural Real Estate Qualified Loans. Under the Act, public offerings of Farmer Mac I Securities are required to be registered with the Commission under the 1933 Act; accordingly, a shelf registration statement has been filed by a Farmer Mac subsidiary pursuant to which public offerings of Farmer Mac I Securities are made. Farmer Mac may also issue Farmer Mac I Securities in private, unregistered transactions. Farmer Mac has appointed First Trust
National Association, a national banking association based in Minneapolis, Minnesota, to serve as trustee for each trust underlying Farmer Mac I Securities.

      Currently, the Farmer Mac I Securities issued and guaranteed by Farmer Mac are single class, "grantor trust" pass-through certificates, which Farmer Mac calls "Agricultural Mortgage-Backed Securities" or "AMBS." These securities entitle each investor to receive a portion of the payments of principal and interest on the underlying pool of Agricultural Real Estate Qualified Loans equal to the investor's proportionate interest in the pool. AMBS are backed by Qualified Loans Farmer Mac has acquired from one or more Sellers, either through its cash window or in negotiated transactions. AMBS may back other Farmer Mac I Securities, including real estate mortgage investment conduit securities ("REMICs") and other agricultural mortgage-backed securities.

      Farmer Mac I Securities are not assets of Farmer Mac, except when acquired for investment purposes, nor are Farmer Mac I Securities recorded as liabilities of Farmer Mac. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying Qualified Loans, even if Farmer Mac has not actually received such scheduled payments. Farmer Mac I Securities enable Farmer Mac to further its statutory purpose of increasing the liquidity of the agricultural mortgage market and create a source of guarantee fee income for Farmer Mac without assuming any debt refinancing risk on the underlying pooled mortgages. Because Farmer Mac is now authorized to and does guarantee timely payments on Farmer Mac I Securities (without the former statutory protection afforded by a minimum 10% cash reserve or subordinated interest), it assumes the ultimate credit risk of borrower defaults on the Qualified Loans underlying its guaranteed securities. Those loans are subject to the Farmer Mac Underwriting Standards described above in "--Underwriting and Appraisal Standards." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management --Credit Risk Management."

      Farmer Mac receives guarantee fees in return for its guarantee obligations on Farmer Mac I Securities. These fees, which are calculated on an annual basis, are paid as installment payments become due and are received on the underlying Qualified Loans until those loans have been repaid or otherwise liquidated from the pool (generally as a result of delinquency). The aggregate amount of guarantee fees received by Farmer Mac depends upon the amount of Farmer Mac I Securities outstanding and on the guarantee fee rate, which, by statute, is capped at 50 basis points (0.50%) per annum. The amount of Farmer Mac I Securities outstanding is influenced by the repayment rates on the underlying Qualified Loans and by the rate at which Farmer Mac issues new Farmer Mac I Securities. In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Securities, the rate of prepayments is likely to slow. In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Securities also is influenced by a variety of economic, demographic and other considerations, including the obligation of borrowers under most loans underlying Farmer Mac I Securities to make a yield maintenance payment (depending upon the level of interest rates) in the event of prepayment of the underlying loan, which tends to serve as a deterrent to prepayments in a declining interest rate environment.

      Funding

      The primary sources of funding for the payment of claims, if any, made under a Farmer Mac guarantee are the fees Farmer Mac receives for providing its guarantees and Farmer Mac's general assets, which, collectively, are insignificant in relation to its potential exposure to any meaningful level of possible claims under such guarantees. A portion of the guarantee fees received by Farmer Mac is required to be set aside in a segregated account as a reserve against losses from its guarantee activities. Among other things, this reserve account must be exhausted before Farmer Mac may issue obligations to the Secretary of the Treasury against the $1.5 billion Farmer Mac is authorized to borrow from the Secretary of the Treasury pursuant to the Act to fulfill its guarantee obligations. Although it may borrow from the Treasury, under certain conditions, to meet its guarantee obligations, Farmer Mac expects that its guarantees on Farmer Mac Guaranteed Securities eventually will substantially exceed its resources, including amounts in its guarantee reserve account and its limited ability to borrow from the Treasury. For information with respect to the reserve account, see Note 5 to the Financial Statements. For a more detailed discussion of Farmer Mac's borrowing authority from the Treasury, see "Farmer Mac's Borrowing Authority from the U.S. Treasury."

      Portfolio Diversification

      Prior to enactment of the 1996 Act, the Act required that pools of Qualified Loans backing Farmer Mac I Securities be diversified with respect to geography, commodities produced on the related mortgaged properties and principal balance. In accordance with that requirement, Farmer Mac had developed "diversification standards" that guided the pooling of loans backing Farmer Mac I Securities. The 1996 Act removed the diversification requirement. Nevertheless, Farmer Mac has established a policy objective of developing geographically and commodity-diversified Qualified Loans underlying Farmer Mac I Securities as soon as reasonably practicable. For information with respect to the diversification of Farmer Mac's existing portfolio of Qualified Loans, see
Note 13 to the Financial Statements.


Farmer Mac II

      General

     The Farmer Mac II Program is authorized under Sections 8.0(3) (12 U.S.C. ss. 2279aa(3)) and 8.0(9) (12 U.S.C. ss. 2279aa(9)) of the Act. Under those
Sections: (i) the Guaranteed Portions are statutorily included in the definition of loans eligible as "Qualified Loans" for Farmer Mac secondary market programs;
(ii) Guaranteed Portions are exempted from the underwriting, appraisal and repayment standards that all other Qualified Loans must meet, and pools of Guaranteed Portions are exempted from any diversification and internal credit enhancement that may be required of pools of Qualified Loans that are not Guaranteed Portions; and (iii) Farmer Mac is authorized to pool Guaranteed Portions and issue Farmer Mac II Securities backed by such Guaranteed Portions.

      United States Department of Agriculture Guaranteed Loan Programs

      USDA, acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s. The USDA makes direct loans and also issues guarantees on loans made by USDA-qualified loan originators (each, a "Lender") for various purposes.

      Under the Farmer Mac II Program, Farmer Mac purchases from Lenders and from others the Guaranteed Portions of farm ownership loans, farm operating loans, business and industry loans and other loans that are guaranteed by the Secretary of Agriculture pursuant to the ConAct (collectively, the "Guaranteed Loans"). Guaranteed Portions, which represent up to 90% of the principal amount of Guaranteed Loans, are fully guaranteed as to principal and interest by the USDA.

      USDA Guarantees. The maximum loss covered by a USDA guarantee can never exceed the lesser of: (i) 90% of principal and interest indebtedness on the Guaranteed Loan, any loan subsidy due, and 90% of principal and interest indebtedness on secured protective advances for protection and preservation of the related mortgaged property made with USDA authorization; and (ii) 90% of the principal advanced to or assumed by the borrower under the Guaranteed Loan and any interest due (including a loan subsidy).

      Each USDA guarantee is a full faith and credit obligation of the United States and becomes enforceable if a Lender fails to repurchase the Guaranteed Portion from the owner thereof (the "Owner") within thirty (30) days after written demand from the Owner when (a) the borrower under the Guaranteed Loan (the "Borrower") is in default not less than sixty (60) days in the payment of any principal or interest due on the Guaranteed Portion, or (b) the Lender has failed to remit to the Owner the payment made by the Borrower on the Guaranteed Portion or any related loan subsidy within thirty (30) days after the Lender's receipt thereof.

     If the Lender does not repurchase the Guaranteed Portion as provided above, the USDA is required to purchase the unpaid principal balance of the Guaranteed Portion together with accrued interest (including any loan subsidy) to the date of purchase, less the servicing fee, within thirty (30) days after written demand to USDA from the Owner. While the USDA guarantee will not cover the note interest to the Owner on Guaranteed Portions accruing after ninety (90) days from the date of the original demand letter of the Owner (Farmer Mac) to the Lender requesting repurchase, procedures have been established to require prompt tendering of Guaranteed Portions.

      If in the opinion of the Lender (with the concurrence of the USDA) or in the opinion of the USDA, repurchase of the Guaranteed Portion is necessary to service the related Guaranteed Loan adequately, the Owner will sell the Guaranteed Portion to the Lender or USDA for an amount equal to the unpaid principal balance and accrued interest (including any loan subsidy) on such Guaranteed Portion less the Lender's servicing fee. Federal regulations prohibit the Lender from repurchasing Guaranteed Portions for arbitrage purposes.

     Lenders. All Guaranteed Loans must be originated and serviced by eligible Lenders. Under applicable regulations, all eligible Lenders must be subject to credit examination and supervision by either an agency of the United States or a state, must be in good standing with their licensing authorities and must have met any licensing, loan making, loan servicing and other applicable requirements of the state in which the collateral for a Guaranteed Loan will be located. Each Lender must inform the USDA that it qualifies as an eligible Lender and which agency or authority supervises it.

      Loan Servicing. The Lender on each Guaranteed Loan is required by regulation to retain the unguaranteed portion of the Guaranteed Loan (the "Unguaranteed Portion"), to service the entire underlying Guaranteed Loan, including the Guaranteed Portion, and to remain mortgagee and/or secured party of record. The Guaranteed Portion and the Unguaranteed Portion of the underlying Guaranteed Loan are to be secured by the same security with equal lien priority. The Guaranteed Portion cannot be paid later than or in any way be subordinated to the related Unguaranteed Portion.

      Farmer Mac II Guarantee

      In early 1995, Farmer Mac revised the Farmer Mac II Program so that, in addition to issuing Farmer Mac II Securities to Lenders in swap transactions or to other investors for cash, it began purchasing Guaranteed Portions for retention in its portfolio under a master Farmer Mac II Security. Prior to that time, Farmer Mac purchased and pooled the Guaranteed Portions and arranged for the issuance of a series of Farmer Mac II Securities through a related trust. As in the Farmer Mac I Program, Farmer Mac guarantees only the timely payment of interest on and principal of the Farmer Mac II Securities. Farmer Mac does not guarantee the repayment of the Guaranteed Portions.

      Transactions Under Farmer Mac II Program

      As of February 28, 1997, Farmer Mac had issued and guaranteed approximately $281 million of Farmer Mac II Securities, of which approximately $215 million were outstanding as of that date. Of the $215 million of Farmer Mac II Securities outstanding as of February 28, 1997, approximately $204 million are held by Farmer Mac. The remaining outstanding Farmer Mac II Securities are held by other investors. See Notes 4 and 12 to the Financial Statements.

Financing

      Debt Issuances

      Farmer Mac's Board of Directors has authorized the issuance of up to $2.0 billion of Notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac may issue Notes to obtain funds for the Farmer Mac I and Farmer Mac II Programs to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities backed by Guaranteed Portions and/or Qualified Loans.) The Notes may have maturities, bear interest and be redeemable prior to maturity, all as determined by Farmer Mac. Farmer Mac also may issue Notes to maintain reasonable amounts for business operations, including liquidity, relating to the foregoing activities authorized under the Act, and may invest the proceeds of such issuances in accordance with the policies established by the Board from time to time. The Board's current policy authorizes Farmer Mac to invest in U.S Treasury, agency and instrumentality obligations; repurchase agreements; commercial paper; guaranteed investment contracts; certificates of deposit; federal funds and bankers acceptances; certain securities and debt obligations of corporate issuers; asset-backed securities, and corporate money market funds. For information with respect to Farmer Mac's outstanding investments and indebtedness, see Notes 3 and 6 to the Financial Statements.

      Equity Issuances

      By statute, Farmer Mac is authorized to issue Voting Common Stock (which may include additional shares of Class A and Class B Voting Common Stock), non-voting common stock (which may include additional shares of Class C
Non-Voting Common Stock) and preferred stock. Voting Common Stock may be held only by banks, other financial entities, insurance companies and System Institutions that qualify as eligible participants in the Farmer Mac Programs. There are no ownership restrictions applicable to non-voting common stock, including Class C Non-Voting Common Stock. Any preferred stock issued by Farmer Mac would have priority over the Common Stock in payment of dividends and liquidation proceeds. The ratio of dividends paid and liquidation proceeds distributed on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock will be three-to-one. The Class C Non-Voting Common Stock is, and any preferred stock would be, freely transferable. The holders of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of Common Stock received any payment upon liquidation, dissolution, or winding up of the business of Farmer Mac.

      Authority to Borrow from Treasury

      The Act authorizes Farmer Mac to borrow up to $1.5 billion from the Secretary of the Treasury, subject to certain conditions, to enable Farmer Mac to fulfill the obligations under its guarantee. See "Farmer Mac's Borrowing Authority from the U.S. Treasury."

      Administrative Expenses

      By statute, Farmer Mac is authorized to impose charges or fees in reasonable amounts to recover the costs of administering its activities. In that regard, Farmer Mac is authorized to require program participants to make nonrefundable capital contributions to meet the administrative expenses of Farmer Mac. Farmer Mac would issue shares of Voting Common Stock in exchange for such capital contributions. No such capital contributions have been required, and Farmer Mac has no present intention to exercise its statutory authority to require such contributions.


          FARMER MAC'S BORROWING AUTHORITY FROM THE U.S. TREASURY

      Farmer Mac may issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion. The proceeds of such obligations may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations under the Farmer Mac I and Farmer Mac II Programs. The Act provides that the U.S. Treasury is required to purchase such obligations of Farmer Mac if Farmer Mac certifies that: (i) a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's Board to be necessary and such reserve has been exhausted; and (ii) the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations. Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of such obligations, and would be required to be repaid to the U.S. Treasury within a "reasonable time," which the Act does not define.

      The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the stock or indebtedness of Farmer Mac, any dividend payments on shares of Farmer Mac stock or the profitability of Farmer Mac.

                     GOVERNMENT REGULATION OF FARMER MAC

General

      Public offerings of Farmer Mac Guaranteed Securities must be registered with the Commission pursuant to the 1933 Act. Farmer Mac also is subject to the periodic reporting requirements of the 1934 Act and, accordingly, files reports with the Commission pursuant thereto.

Regulation

      Office of Secondary Market Oversight

      As an institution of the Farm Credit System, Farmer Mac is subject to the regulatory authority of the FCA. Through the OSMO, the FCA has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac, and to apply its general enforcement powers to Farmer Mac and its activities. The Director of OSMO (the "Director"), who was selected by and reports to the FCA Board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by the Act. The Act requires an annual examination of the financial transactions of Farmer Mac and authorizes the FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination. Farmer Mac is required to file quarterly reports of condition with the FCA, as well as copies of all documents filed with the Commission under the 1933 and 1934 Acts.

      Department of the Treasury

      In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested the FCA, in a cooperative effort with the Department of the Treasury, to "monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Banking and Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period and beyond, if necessary."

      Comptroller General

      The Act requires the Comptroller General of the United States to perform an annual review of the actuarial soundness and reasonableness of the guarantee fees established by Farmer Mac.

      Capital Standards

      The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac -- minimum, critical and risk-based.

      Risk-based Capital. The 1996 Act directs the FCA, acting through the Director, to promulgate risk-based capital regulations for Farmer Mac. The 1996 Act further provides that the public notice of proposed rulemaking to be issued by the Director in connection with establishing such risk-based capital regulations shall not be published for public comment until after the expiration of the three-year period commencing with the enactment of the 1996 Act (February 10, 1999). Thus, beginning in early February 1999, the Director may, and would be expected to, publish risk-based capital regulations for Farmer Mac, thereby increasing Farmer Mac's regulatory capital requirements beyond the minimum and critical capital requirements in the 1996 Act. Farmer Mac has had no discussions with the Director as to the possible level of risk-based capital regulations that may be proposed.

      Minimum and critical capitalization levels. Prior to the enactment of the 1996 Act, the minimum level of core capital required to be maintained by Farmer Mac was scheduled to increase in December 1996 from 0.45% to 2.50% of all assets owned ("on balance sheet") by Farmer Mac, while the amount required to be maintained against Farmer Mac Guaranteed Securities not owned by Farmer Mac (or an affiliate) and other "off-balance sheet obligations" of Farmer Mac was to remain at 0.45%.

      The 1996 Act imposes higher levels of core capital than the 2.50% in the Act, but establishes a transition period following the enactment of the 1996 Act before Farmer Mac is required to maintain the highest level of core capital on and after January 1, 1999.

      Under the 1996 Act, the highest minimum capital level for Farmer Mac will be an amount of core capital equal to the sum of 2.75% of Farmer Mac's aggregate on-balance sheet assets, as determined by generally accepted accounting principles, plus 0.75% of the aggregate off-balance sheet obligations of Farmer Mac, specifically including: (A) the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities; (B) instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities; and
(C) other off-balance sheet obligations of Farmer Mac (the "highest minimum capital level").

      During the transition period,  Farmer Mac's minimum capital level will be:
(A) prior to January 1, 1997, the sum of 0.45% of the aggregate off-balance sheet obligations of Farmer Mac, plus 0.45% of the sum of: (i) the aggregate on-balance sheet assets acquired under Farmer Mac's "linked portfolio strategy" (pursuant to which Farmer Mac may acquire and hold Farmer Mac Guaranteed Securities); and (ii) the aggregate amount of Qualified Loans purchased and held by Farmer Mac (together, "designated assets"), plus 2.50% of on-balance sheet assets other than designated assets; (B) during the 1-year period ending December 31, 1997, the sum of 0.55% of the aggregate off-balance sheet obligations, plus 1.20% of designated on-balance sheet assets, plus 2.55% of on-balance sheet assets other than designated assets; (C) during the 1-year period ending December 31, 1998, the sum of 0.65% of the aggregate off-balance sheet obligations, plus 1.95% of designated on-balance sheet assets, plus 2.65% of on-balance sheet assets other than designated assets; provided, however, that, if Farmer Mac's core capital is less than $25 million on January 1, 1998, the minimum capital level shall be the highest minimum capital level; and (D) on and after January 1, 1999, the highest minimum capital level.

      Critical capital level. The 1996 Act clarifies that Farmer Mac's critical capital level at any time shall be an amount of core capital equal to 50% of the total minimum capital requirement at that time.

     General. Farmer Mac's current minimum and critical capital requirements are based upon a percentage of on-balance sheet assets and a lower percentage of outstanding Farmer Mac Guaranteed Securities and assets acquired pursuant to the linked portfolio strategy; each of these percentages will increase over the course of the transition period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" for a presentation of Farmer Mac's regulatory minimum capital position. At December 31, 1996, Farmer Mac's minimum and critical capital requirements were $7.4 million and $3.7 million, respectively, and its actual capital level was $47.2 million. If the fully-phased in (highest) minimum capital level had been in effect at December 31, 1996, Farmer Mac's actual capital would have been $28.7 million above the requirement.

      The 1996 Act also provides that, prior to the promulgation of a risk-based capital regulation for Farmer Mac (which, as previously noted, cannot occur until after February 10, 1999), Farmer Mac shall be classified as within "level I" (the highest compliance level) of four enforcement levels so long as its capital equals or exceeds the minimum capital level provided for in the 1996 Act.

      Failure to comply with the minimum capital level in the 1996 Act would result in Farmer Mac being classified as within level III (below the minimum but above the critical capital level) or level IV (below the critical capital level). (Level II is not applicable prior to the promulgation of the risk-based capital regulation since it contemplates the failure to comply with the risk-based capital standard.) In the event that Farmer Mac were classified as within level III or IV, the Act requires the Director to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified. The mandatory measures applicable to level III include: requiring Farmer Mac to submit (and comply with) a capital restoration plan; prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level IV and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and reclassifying Farmer Mac as within a lower level if it does not submit a capital restoration plan that is approved by the Director or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director. If Farmer Mac were classified as within level III, then, in addition to the foregoing mandatory supervisory measures, the Director could take any of the following discretionary supervisory measures: imposing limits on any increase in, or ordering the reduction of, any obligations of Farmer Mac, including off-balance sheet obligations; limiting or prohibiting asset growth or requiring the reduction of assets; requiring the acquisition of new capital in an amount sufficient to provide for reclassification as within a higher level; terminating, reducing or modifying any activity the Director determines creates excessive risk to Farmer Mac; or appointing a conservator or a receiver for Farmer Mac. The Act does not specify any supervisory measures, either mandatory or discretionary, to be taken by the Director in the event Farmer Mac were classified as within level IV.

      The Director has the discretionary authority to reclassify Farmer Mac to a level that is one level below its then current level (i.e., from level III to level IV) if the Director determines that Farmer Mac is engaging in any action not approved by the Director that could result in a rapid depletion of core capital or if the value of property subject to mortgages backing Farmer Mac Guaranteed Securities has decreased significantly.


Item 2.  Properties

     On September 30, 1991, Farmer Mac entered into a long-term lease for its principal offices, which are located at 919 18th Street, N.W., Suite 200, Washington, D.C. 20006. The lease, which is for a term of ten years, covers approximately 7,500 square feet of office space. See Note 9 to the Financial Statements. Farmer Mac's offices are suitable and adequate for its present needs and the rent paid by Farmer Mac under the lease is consistent with current market rates for comparable office space in the District of Columbia. If ongoing implementation of the new authorities granted to Farmer Mac in the 1996 Act continues to result in the expansion of Farmer Mac's staff and equipment to an extent that ndicates a need for larger facilities, Farmer Mac will consider alternatives to its current lease arrangement.

Item 3.  Legal Proceedings

      Farmer Mac is not a party to any pending legal proceedings. For a discussion of an action pending at December 31, 1996, see Note 8 to the Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Farmer Mac has three classes of common stock outstanding. Class A Voting Common Stock may be held only by banks, insurance companies and other financial institutions or similar entities that are not institutions of the Farm Credit System. Class B Voting Common Stock may be held only by institutions of the Farm Credit System. There are no ownership restrictions on the Class C Non-Voting Common Stock.

      The Class A Voting Common Stock trades on the NASDAQ Small Cap Marketsm tier of the NASDAQ Stock Marketsm under the symbol "FAMCA;" the Class C Non-Voting Common Stock trades on the NASDAQ National Market(R) under the symbol "FAMCK." The information set forth below with respect to the Class A and Class C Common Stock represents the high and low bid quotations as reported by NASDAQ for the periods indicated. These prices are inter-dealer prices without adjustment for retail mark-ups, mark-downs, or commissions and may not represent actual transactions.


Class A Common Stock                    High Bid      Low Bid
                                     ------------  ------------
                                            ($ per share)
1995
First Quarter..........................     $4.50        $4.50
Second Quarter.........................      4.50         4.25
Third Quarter..........................      4.25         3.75
Fourth Quarter.........................      3.75         3.75

1996
First Quarter..........................     $5.50       $ 3.75
Second Quarter.........................      6.25         5.50
Third Quarter..........................     22.25         6.00
Fourth Quarter.........................     28.00        18.75

1997
First Quarter (through March 18).......    $28.50       $26.50

Class C Common Stock                   High Bid      Low Bid
                                     ------------  ------------
                                           ($ per share)
1995
First Quarter..........................     $4.50        $4.50
Second Quarter.........................      4.50         4.25
Third Quarter..........................      4.25         4.25
Fourth Quarter.........................      4.25         4.25

1996
First Quarter..........................     $7.00        $4.25
Second Quarter.........................      8.00         7.00
Third Quarter..........................     24.25         8.00
Fourth Quarter.........................     30.50        18.50

1997
First Quarter (through March 18).......    $37.00        28.75

      Farmer Mac is unaware of any publicly available quotations or prices with respect to the Class B Voting Common Stock which has a limited market and trades infrequently.

      It is estimated that there were approximately 1,602 registered owners of the Class A Voting Common Stock outstanding, approximately 104 registered owners of the Class B Voting Common Stock outstanding and approximately 1,605 registered owners of the Class C Non-Voting Common Stock outstanding as of March 18, 1997.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on Farmer Mac's dividend policy.

Item 6.  Selected Financial Data (dollars in thousands)

                                                 December 31,
                             ------- ----------- ----------- ----------- -----------
  Summary of Financial        1996      1995        1994        1993        1992
                              ----      ----        ----        ----        ----
  Condition:
  Investment

  securities.................$81,280  $  63,281    $  9,437     $ 5,503    $ 40,649

  Farmer Mac I and II
  securities, net........... 416,501    417,169     367,994     398,380     444,226


  Total assets...............602,766    512,464     477,238     525,254     514,257


  Debentures, notes and
  bonds, net:
      Due within one year .. 261,054    207,422     168,307     172,350      87,454
      Due after one year ... 285,238    284,084     288,209     330,190     403,086

  Total liabilities ........ 555,561    500,752     465,019     511,703     500,030

  Stockholders' equity .....  47,205     11,712      12,219      13,551     14,227

  Selected Financial
  Ratios:
  Return/(loss) on average
    assets ..................   .14%     (0.13%)     (0.27%)     (0.14%)     (0.44%)
  Return/(loss) on equity .... 2.64%     (5.41%)    (10.34%)     (4.99%)     (9.46%)
  Average equity to assets ... 5.28%      2.42%       2.57%       2.71%       4.63%


Summary of Operations:                                           Year ended December 31,
                                              --------------------------------------------------------------
                                                1996          1995         1994         1993        1992
                                              ----------   -----------  -----------  -----------  ----------
                                                    (dollars in thousands, except per share amounts)

Interest income...........................     $ 37,353     $ 36,424      $31,712       $32,642    $ 20,154
Interest expense..........................       34,623       34,709       30,303        30,848      18,413
Net interest income.......................        2,730        1,715        1,409         1,794       1,741
Guarantee fee income......................        1,623        1,166        1,050         1,203         932
Gain on issuance of mortgage-backed
  securities..............................        1,070           --           --            --          --
Other expenses............................        5,081        3,699        3,968         3,976       4,151
Income/(loss) before income taxes and
  extraordinary item......................          405         (647)      (1,332)         (803)     (1,347)
Income taxes..............................           12           --           --            --          --
Extraordinary gain........................          384           --           --           127          --
Net income/(loss).........................          777         (647)      (1,332)         (676)     (1,347)

EARNINGS/(LOSS) PER SHARE:
  Primary earnings/(loss) per share
  before extraordinary item ..............                                                           $(0.58)
   - Class A and B Voting Common Stock....        $0.07       $(0.14)      $(0.28)       $(0.17)
   - Class C Non-Voting Common Stock......        $0.22       $(0.41)      $(0.85)       $(0.51)
  Primary earnings/(loss) per share ......                                                           $(0.58)
   - Class A and B Voting Common Stock....        $0.14       $(0.14)      $(0.28)       $(0.14)
   - Class C Non-Voting Common Stock......        $0.43       $(0.41)      $(0.85)       $(0.43)
  Fully diluted earnings/(loss) per share
  before extraordinary item...............                                                           $(0.58)
   - Class A and B Voting Common Stock....        $0.07       $(0.14)      $(0.28)       $(0.17)
   - Class C Non-Voting Common Stock......        $0.20       $(0.41)      $(0.85)       $(0.51)
  Fully diluted earnings/(loss) per share.                                                           $(0.58)
   - Class A and B Voting Common Stock....        $0.13       $(0.14)      $(0.28)       $(0.14)
   - Class C Non-Voting Common Stock......        $0.40       $(0.41)      $(0.85)       $(0.43)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      Financial information at and for the twelve months ended December 31, 1996 and 1995 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation ("FMMSC") and Farmer Mac Acceptance Corporation ("FMAC"). All material intercompany transactions have been eliminated in consolidation.

1996 Overview

       In 1996, Farmer Mac reported an annual profit for the first time in its history. The $777 thousand profit (of which $384 thousand represented an extraordinary gain on the early extinguishment of debt) compares to a $647 thousand net loss for 1995. Those favorable financial results were attributable to a series of positive developments throughout the year, which marked a turnaround in the finances of Farmer Mac.

      In January and February 1996, Congress passed and the President signed into law significant revisions to Farmer Mac's statutory charter, that have greatly improved its operating flexibility and efficiency. Consequently, 1996 was the first year Farmer Mac had the authority to engage in business in a manner that Farmer Mac's Board and management had determined would be more conducive to the development of the secondary market for agricultural real estate and rural housing loans than was permitted under its original charter.

      Under Farmer Mac's new authorities, its operating structure is now more analogous to those of Fannie Mae and Freddie Mac -- its residential mortgage counterparts. It is now authorized to purchase Qualified Loans directly from Sellers and to issue and guarantee securities backed by such loans without the earlier statutory requirement of a cash reserve or subordinated interest, which had significantly increased the cost of its mortgage-backed securities transactions. Under the 1996 Act, Farmer Mac may deal directly with Originators and Sellers, thereby eliminating the expense and inflexibility of operating through intermediaries, as had been required under its original charter. The 1996 Act also included a number of other changes to Farmer Mac's original charter that improve Farmer Mac's operating flexibility.

      Farmer Mac began to operate under its new authorities with an issuance of $121 million of Farmer Mac I Securities in June 1996, which established new, competitive spreads for such securities. That transaction facilitated forward sales of Farmer Mac Guaranteed Securities and thus the opening in July of a "cash window" facility through which Farmer Mac began to purchase newly originated Qualified Loans for cash directly from Sellers on a weekly basis. Through January 31, 1997, 121 lenders from 25 states had applied for "seller" approval status; 100 had been approved; 20 were pending approval; and one had been denied. Through the same date, approved Sellers had submitted for approval 345 loans with initial principal balances totaling $173.3 million, of which approximately 80% met Farmer Mac's Underwriting and Appraisal Standards. No assurance can be given that the entire $173.3 million will be sold to Farmer Mac.

      Operations in 1996 resulted in the securitization of approximately $149.3 million of newly originated Qualified Loans purchased through the cash window or otherwise acquired by Farmer Mac. In June 1996, Farmer Mac filed a shelf registration statement with the Commission to enable it to issue regularly and sell securities backed by the Qualified Loans it purchases through the cash window. Farmer Mac Guaranteed Securities, known as "agricultural mortgage-backed securities" or "AMBS," have been well-received by investors, as indicated by the pricing of those securities at levels close to those of comparable mortgage-backed securities issued by Fannie Mae and Freddie Mac, although identical pricing levels have not yet been achieved due to the limited supply, and consequently lower liquidity, of Farmer Mac's securities in the capital markets. Management believes that improvements in the liquidity and pricing of Farmer Mac's AMBS will result from an increased presence in the capital markets. Consequently, Farmer Mac is increasing its presence in the capital markets in 1997 through increased debt issuances and its presence in the mortgage-backed securities market through planned monthly sales of AMBS. See -- "Results of Operations -- Interest Income." The frequency of issuances of Farmer Mac
Guaranteed Securities will ultimately depend on the volume of loans purchased through the cash window or otherwise acquired by Farmer Mac.

      In addition to the opening of its cash window, Farmer Mac introduced a "swap" program in 1996 pursuant to which Sellers or other portfolio lenders may exchange their Qualified Loans for Farmer Mac Guaranteed Securities backed by those loans. Swap transactions are being negotiated with lenders and may involve loans with payment, maturity and interest rate terms varying from the standard terms for conforming loans Farmer Mac purchases through its cash window. Swap transactions offer certain advantages to lenders because the Farmer Mac Guaranteed Securities received in exchange for their loans are accorded a lower risk-weight than whole loans under risk-based capital guidelines and can be pledged as collateral and used in repurchase transactions. In the latter part of 1996, Farmer Mac expanded its marketing efforts to increase lenders' awareness of the advantages of utilizing the Farmer Mac secondary market, including the swap program, and is currently negotiating with several prospective swap counterparties, although no swap transactions have been consummated to date. As part of its expanded marketing strategy, Farmer Mac has also targeted non-traditional agricultural lenders, such as mortgage bankers and agricultural supply and equipment companies, for which the advantages of its programs would result in a diversification of income sources and more effective utilization of their existing facilities and personnel, which may be accomplished at low marginal cost through access to their established customer base.

      Farmer Mac increased its capital by $34.5 million during 1996, through two important transactions. In April, shortly after enactment of its new charter legislation, Farmer Mac sold 320,000 newly issued shares of its Class A Voting Common Stock in a private placement to Zions First National Bank, Salt City, Utah, for slightly more than $2.5 million. To obtain additional capital to support the continued growth of its programs, Farmer Mac sold approximately 1.4 million new shares of its Class C Non-Voting Common Stock in a public offering in December 1996 for net proceeds of approximately $32 million. By the end of the year, Farmer Mac had increased its capital from $11.7 million at December 31, 1995 to $47.2 million. In addition, the new equity brought Farmer Mac almost 90% above the $25 million "core capital" required under the 1996 Act for continuation of its guarantee authorities beyond February 1998, more than one year ahead of the statutory deadline.

      Also in late 1996, Farmer Mac and WFCB engaged in discussions that led to the settlement in early 1997 of the litigation Farmer Mac had commenced against WFCB under the Strategic Alliance Agreement (the "Agreement") between the parties. As part of the settlement, the parties terminated the Agreement and agreed to other terms, including: the waiver by Farmer Mac of certain restrictions in the Agreement limiting the ability of WFCB to sell the approximately 63,000 shares of Farmer Mac Class C Non-Voting Common Stock sold or optioned to WFCB under the Agreement; and the repurchase by Farmer Mac of the approximately 93,000 shares of Class B Voting Common Stock sold to WFCB under the Agreement. While other terms of the settlement are subject to a confidentiality agreement between Farmer Mac and WFCB, the settlement did not have a material adverse effect on Farmer Mac's financial condition.

      Notwithstanding the significant positive developments of 1996, Farmer Mac still faces many challenges, particularly that of continuing to implement its legislative authorities in the very competitive market for agricultural and rural home mortgage loans. Having obtained the statutory authority to operate under similar guidelines to those of Fannie Mae and Freddie Mac does not ensure the success of Farmer Mac's programs. To date, those programs have received only limited acceptance in the agricultural lending community. A number of factors have continued to constrain participation in Farmer Mac's programs, including: the historical preference of lenders, particularly System Institutions, which are among the Nation's primary lenders to agriculture, to retain agricultural mortgage loans in their own portfolios; the excess liquidity of many agricultural lenders; the disinclination of many lenders to offer intermediate-term adjustable rate and long-term fixed rate agricultural real estate loans as a result of the higher profitability associated with short-term lending; and the lack of borrower demand for intermediate- and long-term loans due to the lower interest rates generally associated with shorter term loans. Even though the 1996 Act removed those charter provisions that Farmer Mac had concluded were constraining the operation of the secondary market, most of the other enumerated factors, over which Farmer Mac has little, if any, control, may continue to exist as Farmer Mac continues to implement its new authorities. If those factors persist, they will affect Farmer Mac's ability to generate the volume of loans necessary to sustain profitability. As a result of the legislation, and the positive developments that have come from it, Farmer Mac now operates programs that are more accessible to agricultural lenders and which offer competitive loan rates and terms. Those programs must be significantly utilized, however, for Farmer Mac to realize its business development and profitability goals. Although the number of lenders approved to participate in Farmer Mac's programs and the volume of agricultural mortgage loans purchased thereunder have both increased since the enactment of the 1996 Act, no assurance can be given that lenders will be willing to sell agricultural mortgage loans to Farmer Mac in the future on terms and in sufficient volume to ensure Farmer Mac's success over the long-term.

      A detailed discussion of Farmer Mac's financial results for the years ended December 31, 1996, 1995 and 1994 follows.

Financial Review

      Balance Sheet--General. During 1996, Farmer Mac's assets increased by $90.3 million, from $512.5 million at December 31, 1995 to $602.8 million at December 31, 1996. This increase in assets resulted primarily from growth in short-term liquid investments classified as cash equivalents, securities available for sale and loans held for securitization.

      Farmer Mac I and II Securities, net. At December 31, 1996, Farmer Mac held $416.5 million of Farmer Mac I and II Securities, $217.1 million of which were Farmer Mac I Securities and $199.4 million of which were Farmer Mac II Securities. Under the Farmer Mac I Program, Farmer Mac issued $149.3 million in Farmer Mac I Securities during 1996, none of which were acquired for investment purposes. During 1996, Farmer Mac issued $92.5 million in securities under the Farmer Mac II Program, $84.4 million of which were purchased by Farmer Mac for investment purposes. At December 31, 1995, Farmer Mac held $417.2 million of Farmer Mac I and II Securities, $278.6 million of which were Farmer Mac I Securities and $138.5 million of which were Farmer Mac II Securities.

      The following table summarizes the amortized cost, fair value and weighted average yield of Farmer Mac I and II Securities by remaining weighted average contractual maturity as of December 31, 1996. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                     Maturity
                          ---------------------------------------------------------------
                                      After 1       After 5
                                      year          years
                         Within 1     through       through      After 10
                           year        5 years      10 years       years        Total
                         ---------- - ---------- -- ---------- - ---------- - ----------
                                              (dollars in thousands)

Farmer Mac I
Securities
  - Amortized cost            --      $179,967           --      $37,104      $217,071
  - Fair value                --       182,935           --       37,719       220,654
  - Yield                     --          7.04%          --         7.42%         7.10%
Farmer Mac II
  Securities
  - Amortized cost          $660       22,405        49,116      127,249       199,430
  - Fair value               660       22,380        44,467      131,585       199,092
  - Yield                   6.56%        6.85%         6.82%        6.90%         6.87%
Total
  - Amortized cost          $660      202,372        49,116      164,353       416,501
  - Fair value               660      205,315        44,467      169,304       419,746
  - Yield                   6.56%        7.02%         6.82%        7.02%         6.99%


     Investment Securities. At December 31, 1996 and 1995, Farmer Mac's investment securities totaled $81.3 million and $63.3 million, respectively, an increase of $18.0 million from 1995 to 1996. This increase was largely attributable to the purchase in 1996 of an additional $30.6 million of floating rate mortgage-backed securities issued by instrumentalities of the U.S. This portfolio of available for sale investments is primarily funded with debt of comparable maturities. Farmer Mac's expanded debt issuance activities in 1997 will result in a significant increase in the level of investment securities outstanding in 1997 and will likely change the composition of the portfolio.

      The following table sets forth the amortized cost of Farmer Mac's investment securities by type and classification as of December 31, 1996 and 1995.


                                                     Amortized Cost
                                         ----------------------------------
                                           December 31,       December 31,
                                              1996               1995
                                         ----------------------------------
                                                  (in thousands)
         Held-to-maturity
         Debt securities                        $2,000             $2,000
         Mortgage-backed securities                352              5,419
                                                   ---              -----
                  Total                         $2,352             $7,419
                                                ======             ======

         Available-for-sale
         Mortgage-backed securities            $78,599            $55,722
                                               =======            =======



      The amortized cost, fair values, and weighted average interest rates of investment securities at December 31, 1996, by remaining contractual maturity, were as set forth in the table below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            December 31, 1996
                            --------------------------------------------------
                              Amortized          Fair             Weighted
                                Cost             Value          Average Rate
                             ------------ -- -------------- -- ---------------
                                         (dollars in thousands)
 Held-to-maturity securities
 Due within 1 year            $  2,000        $  2,001             5.65%
 Due after 10 years                352             351             7.00%
                             ------------    --------------    ---------------
     Total                    $  2,352        $  2,352             5.85%
                             ============    ==============    ===============

 Available-for-sale
  securities
 Due after 10 years            $78,599         $78,928             6.18%
                             ============    ==============    ===============


      Other investments. Other investments are comprised of cash invested in a Guaranteed Investment Contract. At December 31, 1996 and 1995, other investments totaled $4.5 million and $2.3 million, respectively. The weighted average rate of the other investments at December 31, 1996 and 1995 was 6.15% and the weighted average remaining maturity was 3.3 years.

      Debentures, notes and bonds, net. At December 31, 1996, Farmer Mac had $546.3 million of Discount Notes and Medium-Term Notes (net of unamortized debt issuance costs, discounts and premiums) outstanding, an increase of $54.8 million over 1995. The increase in outstanding debt was primarily attributable to the issuance of debt to warehouse loans held for securitization and to purchase short-term investments.

      The following table presents, for the periods indicated, certain information regarding Farmer Mac's short term borrowings by type of borrowing. The Current Portion of Medium-Term Notes refers to those Medium-Term Notes maturing within the next twelve months, and includes $1.9 million of Medium-Term Notes with optional redemption provisions.


                                          Maximum
                                         Effective        Amount       Effective
                                          Interest      Outstanding    Interest
                         Balance at         Rate        during the       Rate
                       end of period     at end of        period       during the
                                           period                       period
                       ---------------  -------------  -------------- -------------
                                         (dollars in thousands)
December 31, 1996

Discount Notes             $228,752          5.31%        $308,076         5.28%

Current Portion of
   Medium-Term Notes         32,302          6.75%          56,994         6.72%
                       ===============
     Total                 $261,054
                       ===============

December 31, 1995

Discount Notes             $132,788          5.62%        $297,341         5.80%

Current Portion of
   Medium-Term Notes         74,634          6.65%          79,436         6.53%
                       ===============
     Total                 $207,422
                       ===============


Average Balances, Income and Expense, Yields and Rates. The following table presents, for the periods indicated, information regarding interest income on average interest earning assets and related yields, as well as interest expense on average interest bearing liabilities and related rates paid. The average balances were calculated by averaging month-end balances.


                                                         Year Ended December 31,
                           -------------------------------------------------------------------------------------
                                    1996                      1995                           1994
                           -------------------------------------------------------------------------------------

                           Average  Income/  Average   Average  Income/  Average   Average  Income/  Average
                           Balances Expense   Rate     Balances Expense   Rate     Balances Expense    Rate
                            ------------------------------------------------------------------------------------
                                                          (dollars in thousands)
 Assets
 Earning assets:
   Farmer Mac I and II
     Securities              $408,534 $29,672   7.26%   $397,265 $29,097      7.32% $381,282 $26,627     6.98%
  Investments and cash
    equivalents               127,465   6,964   5.46%    114,050   7,327      6.43%  100,864   5,085     5.04%
  Loans held for                8,513     717   8.42%
    securitization           --------------------------- -------------------------------------------------------
    Total earning assets      544,512  37,353   6.86%    511,315  36,424      7.12%  482,146  31,712     6.58%
  Other assets                 20,168                     13,451                      11,403
                             --------------------------- -------------------------------------------------------
                             $564,680                   $524,766                    $493,549

                             =========================== =======================================================
 Liabilities and Stockholders' Equity
  Interest-bearing
    liabilities
    Debentures, notes and
    bonds,  net               537,802  34,623   6.44%    $507,015 $34,709     6.84%  $473,387 $30,303     6.40%
  Other liabilities            12,045                       5,871                       7,286
  Stockholders' equity         14,833                      11,880                      12,876
                             --------------------------- -------------------------------------------------------
                              $564,680                   $524,766                    $493,549
                             =========================== =======================================================
 Net interest income/spread           $ 2,730     0.42%            $1,715     0.28%            $1,409     0.18%
 Net yield on interest
 earning assets                                   0.50%                       0.33%                       0.29%

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


                                          1996 vs. 1995                                 1995 vs. 1994
                             -----------------------------------------    ------------------------------------------
                                    Increase (Decrease) Due to                   Increase (Decrease) Due to
                               Rate          Volume          Total          Rate           Volume          Total
                            ------------  --------------  ------------  -------------  ---------------   -----------
                                               (in thousands)                                    (in thousands)

  Income from
  interest-earning assets:
    Farmer Mac I and II
     Securities              $   (245)    $     820        $    575         $1,307        $1,163            $2,470
    Investments                (1,168)          805            (363)         1,210         1,032             2,242
    Loans held for
     securitization                 -           717             717              -             -                 -
                            ------------  --------------  ------------   ------------  ---------------   -----------
    Total income from
     interest-earning assets   (1,413)        2,342             929          2,517         2,195             4,712
    Expense on interest-
     bearing liabilities       (2,130)        2,044             (86)         1,925         2,481             4,406
                                -----        ------             ---          -----         -----             -----

     Change in net
      interest income        $    717       $   298         $ 1,015          $ 592        $(286)            $  306
                            ============  ==============  ============   ============  ===============   ===========


Results of Operations

      General. Farmer Mac reported net income in 1996 of $777 thousand, an increase in earnings of $1.4 million over the loss of $647 thousand reported in 1995. 1996 net income includes an extraordinary gain of $384 thousand resulting from the early extinguishment of debt. Without the extraordinary gain, Farmer Mac's 1996 income totaled $393 thousand, a $1.0 million improvement over the net loss of $647 thousand reported in 1995. The increase in earnings is largely attributable to the gain on issuance of mortgage-backed securities, a result of sales of Farmer Mac Guaranteed Securities backed by loans purchased through the cash window, and increased net interest income, a result of the shift from lower yielding to higher yielding interest-earning assets, which was reduced by increased expenses associated with greater business activity.

      The $647 thousand net loss reported in 1995 represents a $685 thousand or 51% decrease from the loss reported in 1994. The decrease in loss from 1994 to 1995 was attributable to increased net interest income, a result of the shift from lower yielding to higher yielding interest earning assets, increased guarantee fee income from an increase in the level of outstanding Farmer Mac I and II Securities, and reduced expenses, as Farmer Mac focused on its legislative initiative rather than pursuing and marketing a program it expected Congress to change through legislation.

      Farmer Mac's profitability depends significantly on the volume of guarantee transactions in which it engages. Losses, if any, on guarantees will be affected by many general circumstances, including agricultural growing conditions, agricultural market conditions and the agricultural economy, and particular circumstances, including the quality of Farmer Mac credit underwriting, appraisals and loan servicing. Historically, the volume of Farmer Mac's guarantee transactions did not generate income in excess of operating expenses, requiring Farmer Mac to expend capital to fund operations, and resulting in annual net losses for each of Farmer Mac's fiscal years through December 31, 1995. The 1996 Act removed certain charter provisions that were constraining Farmer Mac's activities in the agricultural secondary market, thereby improving its operating flexibility. Notwithstanding Farmer Mac's improved financial performance for 1996 and its ongoing efforts to implement its new authorities under the 1996 Act, there can be no assurance that Farmer Mac will be able to achieve or sustain significant guarantee volume or profitability. Improvements in Farmer Mac's operating results will continue to depend upon the volume of new guarantee transactions, which, in turn, is dependent upon continued and significantly increased utilization of its programs by its Class A and Class B stockholders.

      Net Interest Income. Net interest income totaled $2.7 million, $1.7 million and $1.4 million for the years ended December 31, 1996, 1995, and 1994. The $1.0 million increase from 1995 to 1996 is primarily attributable to the 14 basis point (0.14%) increase in net interest spread, the net result of the $33.2 million increase in the outstanding balance of interest-earning assets from 1995 to 1996 and the 26 basis point (0.26%) decrease in the average rate of Farmer Mac's interest-earning assets.

      The $306 thousand increase from 1994 to 1995 in net interest income is largely attributable to a 10 basis point (0.10%) increase in the net interest spread, resulting from a shift in the composition of interest earning assets from lower yielding Farmer Mac I Securities to higher yielding Farmer Mac I and II Securities. The effective yield on the Farmer Mac I Securities also increased from 1994 to 1995 as certain loans underlying the Farmer Mac I Securities extended beyond their scheduled maturity date, thus generating interest income to Farmer Mac until the payoff date, and increasing the effective yield.

      Interest Income. Interest income totaled $37.4 million, $36.4 million and $31.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The $1.0 million increase in interest income from 1995 to 1996 was attributable to the $33.2 million increase in the outstanding balance of interest-earning assets, which more than offset the 26 basis point (0.26%)
decrease in the average rate of Farmer Mac's interest-earning assets. The increase in the outstanding balance of interest-earning assets was primarily attributable to the growth in the Farmer Mac II Program, which exceeded the repayments on the Farmer Mac I and II Securities, and the purchase of loans through Farmer Mac's cash window for securitization. Farmer Mac issued $92.5 million in Farmer Mac II Securities in 1996, as compared to $56.2 million in 1995, almost all of which were purchased in both years by Farmer Mac for investment purposes, and had an average balance of loans held for securitization of $8.5 million for 1996. The decrease in the average rate of Farmer Mac's interest-earning assets resulted from a decrease in market rates which in turn lowered the average rate of Farmer Mac's investments and cash equivalents, almost all of which are floating rate, and the average rate of the Farmer Mac II portfolio, of which approximately 37% consists of short-term adjustable rate securities.

      The  $4.7  million  increase  from  1994  to 1995 in  interest  income  is attributable to a $29.2 million increase in the average amount of interest-earning assets outstanding during 1995 as compared to 1994, a result of $43.7 million in net growth in the Farmer Mac II Program, and a 54 basis point (0.54%) increase in the average rate of interest-earning assets from 1994 to 1995. The increase in the average rate of interest-earning assets was due to an increase in market interest rates, a shift from lower coupon, more seasoned Farmer Mac I and II Securities to higher coupon, newly originated Farmer Mac I and II Securities, and an increase in the effective yield of Farmer Mac I Securities as a result of the extension of certain loans with balloon maturities underlying the Farmer Mac I Securities. In certain pools underlying Farmer Mac I Securities, loans with balloon maturities are permitted to remain in the pool up to two years after the scheduled maturity date. Farmer Mac and/or the holder of the Farmer Mac I Securities receives interest during that two-year period.

     During 1997, management intends to increase Farmer Mac's presence in the capital markets, particularly the debt markets, in order to continue to attract investors in its debt and mortgage-backed securities and so reduce its borrowing and securitization costs. The Board and management believe that increasing Farmer Mac's presence in the capital debt markets will improve the pricing of its AMBS and thereby enhance the attractiveness of the loan products offered through its programs for the benefit of agricultural lenders and borrowers. While the overall objective of an increased debt issuance strategy is to invest the proceeds in Qualified Loans purchased under the Farmer Mac Programs, during the period in which Farmer Mac is increasing its loan purchases it will be investing those proceeds in interest-earning assets, which will generate increased interest income. See "Farmer Mac Guarantee Program -- Financing -- Debt Issuances."

     Interest Expense. Interest expense for the years ended December 31, 1996, 1995 and 1994 totaled $34.6 million, $34.7 million, and $30.3 million, respectively. The $86 thousand decrease in interest expense from 1995 to 1996 was attributable to the decrease in the average cost of outstanding interest-bearing liabilities, which approximately equaled the effect of the increase in the average balances for the comparable periods. During 1996, Farmer Mac issued $2.0 billion (net of discount) of Discount Notes and $39.9 million of Medium-Term Notes and redeemed $1.9 billion of Discount Notes and $80.8 million of Medium-Term Notes.

      The $4.4 million increase in interest expense from 1994 to 1995 resulted from increases in the average amount and average cost of interest bearing liabilities. During 1995, Farmer Mac issued $2.8 billion (net of discount) of Discount Notes and $68.5 million of Medium-Term Notes and redeemed $2.8 billion of Discount Notes and $42.1 million of Medium-Term Notes.

      Other Income. Other income totaled $2.8 million, $1.4 million, and $1.3 million for the years ended December 31, 1996, 1995 and 1994, respectively, an increase of $1.4 million from 1995 to 1996 and an increase of $114 thousand from 1994 to 1995. Guarantee fee income, the principal component of other income, increased $360 thousand from 1995 to 1996 and $120 thousand from 1994 to 1995. The changes in guarantee fee income were attributable to the level of Farmer Mac I and II Securities outstanding in each of the comparable periods.

      Gain on issuance of mortgage-backed securities, the other principal component of other income, is recognized to the extent the sale proceeds of Farmer Mac I Securities backed by loans purchased through Farmer Mac's cash window exceed the recorded value of the underlying loans. The gain is net of any related costs associated with the issuance and sale of the Farmer Mac I Securities. In 1996, Farmer Mac recognized $1.1 million in gains on the issuance of $149.3 million of Farmer Mac I Securities.

      Other Expenses. Other expenses totaled $5.1 million, $3.8 million and $4.1 million for the years ended December 31, 1996, 1995 and 1994, respectively, an increase of $1.3 million from 1995 to 1996, and a decrease of $265 thousand from 1994 to 1995. The $1.3 million increase from 1995 to 1996 was largely attributable to increased costs associated with the implementation of Farmer Mac's expanded authorities. Compensation and employee benefits increased $433 thousand or 22% over 1995, primarily as a result of the addition of four employees in the credit and business development areas. Professional fees, comprised of consulting, accounting and legal fees, increased $416 thousand or 101% over 1995 primarily because of the utilization of outside service providers to assist with the credit underwriting of loans submitted for purchase through the cash window and the development of a guarantee fee and credit scoring model; legal fees also increased due to the dispute with WFCB regarding the termination of the Strategic Alliance Agreement. Marketing and advertising expenses and administrative expenses increased $166 thousand and $140 thousand, respectively, both as a result of increased business activity from the implementation of the expanded authorities. The provision for losses increased $166 thousand as a result of the increase in outstanding Farmer Mac I Guaranteed Securities for which Farmer Mac bears the risk of first loss.

      From 1994 to 1995, other expenses decreased $265 thousand, primarily as a result of reductions in compensation and employee benefits due to lower bonuses paid to management, lower professional fees because of fewer special projects (including a marketing study and a comprehensive asset and liability management review in 1994), and lower travel-related administrative expenses.

      Extraordinary Gain. In 1996, the Corporation recognized an extraordinary gain of $384 thousand from the early extinguishment of $8.0 million of debt.

      Dividends. Farmer Mac has not paid and does not expect to pay dividends on its Common Stock in the near future. Dividends on the Common Stock are subject to determination and declaration by the Board. There is no preference between holders of the Voting Common Stock and Class C Non-Voting Common Stock relating to dividends. The ratio of dividends paid on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock, however, will be three-to-one. If dividends are to be paid to holders of the Voting Common Stock, such per share dividends to holders of Class A and Class B Voting Common Stock will be equal.

Risk Management

      Interest rate risk management. Interest rate risk is the risk that interest rate changes could materially affect equity and earnings. Farmer Mac is subject to interest rate risk on its portfolio of Farmer Mac I and II Securities as a result of the ability of borrowers to prepay their mortgages before the scheduled maturities and as a result of changes in interest rates during the period from the issuance by Farmer Mac of a loan purchase commitment until the loan is securitized by Farmer Mac. Mortgage prepayments can cause fluctuations in net interest income to the extent that they change the match of cashflows of Farmer Mac's assets and liabilities, as well as the amortization of certain deferred items. This risk is mitigated by yield maintenance provisions, when present, which require payments to be made to Farmer Mac when mortgage loans prepay. These payments are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated by the mortgage-backed securities had the underlying mortgage loans not prepaid. The existence of these provisions reduces (but does not eliminate) Farmer Mac's exposure to reinvestment risk. Yield maintenance provisions are not contained in any Guaranteed Portions underlying Farmer Mac II Securities, which Securities comprised approximately 48% of Farmer Mac's portfolio of Farmer Mac I and II Securities at December 31, 1996.

      Farmer Mac's primary strategy to manage prepayment and reinvestment risk is to fund its portfolio of Farmer Mac I and II Securities with a mix of short-term Discount Notes and callable and non-callable Medium-Term Notes. This funding mix is designed to match the expected cash flows of the mortgages underlying the Farmer Mac I and II Securities, while allowing Farmer Mac the ability to adjust debt maturities in response to prepayments.

     Farmer Mac is subject to interest rate risk on loans purchased through the cash window. Weekly, or more frequently for larger Qualified Loans, Farmer Mac issues commitments to purchase Qualified Loans through its cash window, and from time to time purchases portfolios of Qualified Loans in negotiated transactions. Until those Qualified Loans are securitized, Farmer Mac is subject to the risk that interest rate changes during that period may materially affect the value of those Qualified Loans. Management employs a variety of hedging instruments, including forward sales, short sales of Treasuries and futures contracts to mitigate the interest rate risks inherent in managing a portfolio of Qualified Loans (including Qualified Loans under commitment and those held pending securitization). As of December 31, 1996, all of Farmer Mac's interest rate risk management with respect to loans purchased through the cash window had been accomplished by means of forward sales. Commencing in early 1997, Farmer Mac began to utilize a combination of forward sales and futures contracts to manage its interest rate risk and expects to continue to use a combination of hedge instruments.

      Management has established policies and implemented interest rate risk management procedures to monitor its exposure to interest rate volatility from prepayments and reinvestment risk. Management performs sensitivity analyses of Farmer Mac's market value of equity and net interest income and calculates the duration gap of its assets and liabilities on an ongoing basis. These risk measures are reviewed regularly to determine the optimal asset and liability mix to limit Farmer Mac's exposure to interest rate risk.

      Credit risk management. Farmer Mac maintains an allowance for loan losses to cover anticipated losses under the Farmer Mac I Program. No loss allowance has been made for the Farmer Mac II Program because the Guaranteed Portions are backed by the full faith and credit of the United States and are not exposed to credit losses.

      At December 31, 1996, Farmer Mac's total loss allowance was $655 thousand. The Farmer Mac I and II Securities are shown net of their applicable allowance of $338 thousand at December 31, 1996, representing an increase of $58 thousand from December 31, 1995; the allowance for Farmer Mac Guaranteed Securities not held by Farmer Mac was $317 thousand at December 31, 1996, representing an increase of $205 thousand from December 31, 1995. The $205 thousand increase was attributable to the issuance of $149.3 million of Farmer Mac Guaranteed Securities as to which Farmer Mac bears the risk of first loss.

      Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and considers a number of factors, including: historical charge-off and recovery activity (noting any particular trends in preceding periods); trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; current and anticipated economic conditions; the condition of agricultural segments and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have a geographic or commodity concentration; the degree of risk inherent in the composition of the guaranteed portfolio; the results of its quality control reviews; and its underwriting standards. Farmer Mac considers the amounts in the allowance accounts to be adequate to cover its exposure to guarantee payments in the Farmer Mac I Program. For a discussion of the composition of Farmer Mac Guaranteed Securities, see Notes 12 and 13 to the Financial Statements.

      At December 31, 1996 and 1995, loans that were 90 days or more past due, loans that were in foreclosure or bankruptcy and loans that had been acquired by the trust represented 0.7% and 0.5% of the principal amount of all loans underlying Farmer Mac Guaranteed Securities. Management believes that no losses will be incurred by Farmer Mac as a result of the loans in foreclosure or the real estate owned by the trust because of the existence of the 10% subordinated interests with respect to the related securities.

Liquidity

      Farmer  Mac's   primary   sources  of  liquidity  are  issuances  of  debt
obligations, and principal and interest payments on mortgages underlying securities purchased by Farmer Mac under the Farmer Mac I and Farmer Mac II Programs. Although Farmer Mac's debt is not guaranteed by the U.S. government, Farmer Mac has been able to access the capital markets at favorable rates.

      Funds from the issuance of Discount Notes and Medium-Term Notes may be used in the Farmer Mac I and Farmer Mac II Programs to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities backed by Guaranteed Portions and/or Qualified Loans). Farmer Mac may also issue Notes to maintain reasonable amounts for business operations, including liquidity, relating to the foregoing activities authorized under the Act.

      Farmer Mac also maintains a portfolio of cash equivalents, comprised of commercial paper, federal funds, and other short-term investments, to draw upon as necessary. At December 31, 1996 and 1995, Farmer Mac's cash and cash equivalents totaled $68.9 million and $8.3 million, respectively.

Capital Resources

      The Act established capital requirements for Farmer Mac, which were modified by the 1996 Act. Certain types of assets and guarantees are required to be supported by specific amounts of "core capital." The Act further defines capital levels as "minimum" or "critical;" the 1996 Act phases in higher minimum capital requirements over a three-year transition period. Certain levels of enforcement are given to the FCA depending upon Farmer Mac's compliance with these capital levels. See "Government Regulation of Farmer Mac -- Regulation --Capital Standards." As of December 31, 1996, Farmer Mac's minimum capital requirement was $7.4 million and its actual capital level was $47.2 million. At December 31, 1995, Farmer Mac's minimum capital requirement was $4.7 million, and its actual capital level was $11.7 million. See "Government Regulation of Farmer Mac."

     The following is analysis of Farmer Mac's minimum capital requirements at December 31, 1996 and 1995 (in thousands):

                                           Required                       Required
                                           Minimum                         Minimum
                                           Capital                         Capital
                         December 31,      December      December 31,     December
                             1996            31,             1995         31, 1995
                                             1996
                         -------------   -------------   -------------   ------------
                                                 (Unaudited)
 Designated assets       $ 429,500       $   1,933        $417,169       $   1,877
 Other on-balance sheet
    assets                 173,266           4,332          95,295           2,382
 Off-balance sheet
  assets                   226,030           1,017          99,573             448
 Other off-balance
  sheet obligations         26,303             118              --              --
                                       -------------                   ------------
 Total minimum capital
    required                                 7,400                           4,707
 Actual capital                             47,205                          11,712
                                       ------------                   -------------
 Minimum capital                          $ 39,805                        $  7,005
 surplus
                                       =============                   ============

In the opinion of management, Farmer Mac has sufficient liquidity and capital for the next twelve months.


New Accounting Standards

      In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which prescribes new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishment of liabilities. SFAS No. 125 is based on a financial-components approach that focuses on the legal and physical control over the component. Under this approach, following a transfer of financial assets, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished.

      Although the provisions of this statement are effective January 1, 1997, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" in December 1996 which delays, until January 1, 1998, the provisions of SFAS No. 125 that deal with securities lending, repurchase and dollar repurchase agreements, and the recognition of collateral. Management does not believe that SFAS No. 125 will have a material impact on Farmer Mac's financial results.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors and Stockholders
Federal Agricultural Mortgage Corporation

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiaries ("Farmer Mac") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmer Mac as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP



Washington, D.C.
February 20, 1997


                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                              (in thousands)
                                                                     December 31,
                                                         -------------------------------------
                                                               1996               1995
                                                         ------------------ ------------------

 ASSETS:
   Cash and cash equivalents                                  $  68,912         $    8,336
   Interest receivable                                           14,821             15,572
   Guarantee fees receivable                                        745                573
   Investments (fair value of $85,795 and $65,627 at
    December 31, 1996 and 1995, respectively) (Note 3)           85,799             65,621
    Farmer Mac I & II securities, net (fair value of
     $419,746 and $427,040 at December 31, 1996 and 1995,
     respectively)(Note 4)                                      416,501            417,169
   Loans held for securitization                                 12,999                 --
   Farmer Mac I & II payments receivable                          2,421              4,939
   Prepaid expenses and other assets                                568                254
                                                         ================== ==================
       TOTAL ASSETS                                            $602,766           $512,464
                                                         ================== ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 LIABILITIES:
   Debentures, notes and bonds, net (Note 6):
       Due within one year                                    $ 261,054         $  207,422
       Due after one year                                       285,238            284,084
   Accrued interest payable on Medium-Term Notes                  7,231              8,394
   Accounts payable and accrued expenses                          1,721                740
   Allowance for losses on guaranteed securities                    317                112
     (Note 5)
                                                         ------------------ ------------------
       TOTAL LIABILITIES                                        555,561            500,752
                                                         ------------------ ------------------

 STOCKHOLDERS' EQUITY (Note 7)
   Common stock:
       Class A Voting, $1 par value, no maximum
         authorization, 990,000
         and 670,000 shares issued and
         outstanding at December 31, 1996 and 1995                  990                670
       Class B Voting, $1 par value, no maximum
         authorization, 593,401 and 500,301 shares
         issued and outstanding at December 31, 1996
         and 1995                                                   593                500
       Class C Non-Voting, $1 par value, no maximum
         authorization, 2,658,897 and 1,170,301
         shares  issued and outstanding at
         December 31, 1996 and 1995                               2,659              1,170
   Additional paid in capital                                    52,513             19,331
   Loan receivable for purchase of stock                           (557)                --
   Unrealized gain on securities available for sale                 329                140
   Accumulated deficit                                           (9,322)           (10,099)
                                                         ------------------ ------------------
       TOTAL STOCKHOLDERS' EQUITY                                47,205             11,712
                                                         ------------------ ------------------
   Commitments (Notes 9 and 12)
 TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                  $602,766           $512,464
                                                         ================== ==================

                  See   accompanying   notes  to   consolidated   financial statements.




                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)
                                                                      December 31,
                                                  -----------------------------------------------

                                                       1996            1995            1994
                                                  --------------- --------------- ---------------
INTEREST INCOME:
   Farmer Mac I and II securities                   $  29,672       $  29,097       $  26,627
   Investments and cash equivalents                     6,964           7,327           5,085
   Loans held for securitization                          717              --              --
                                                  --------------- --------------- ---------------
      TOTAL INTEREST INCOME                            37,353          36,424          31,712

  INTEREST EXPENSE                                     34,623          34,709          30,303
                                                  ---------------   -------------  ---------------

      NET INTEREST INCOME                               2,730           1,715           1,409

OTHER INCOME:
  Guarantee fees                                        1,623           1,263           1,143
  Gain on issuance of mortgage-backed securities        1,070              --              --
  Other                                                    63             171             177
                                                  --------------- --------------- ---------------
      TOTAL OTHER INCOME                                2,756           1,434           1,320

OTHER EXPENSES:
  Compensation and employee benefits                    2,361           1,928           2,034
  Professional fees                                       828             412             567
  Marketing and advertising                               192              26              91
  Insurance                                               220             216             141
  Rent                                                    173             166             179
  Regulatory fees                                         250             289             302
  Board of Directors fees and meeting expenses            320             328             297
  Administrative                                          474             334             356
  Provision for losses (Note 5)                           263              97              94
                                                  --------------- --------------- ---------------
      TOTAL OTHER EXPENSES                              5,081           3,796           4,061

INCOME/(LOSS) BEFORE  INCOME TAXES
   AND EXTRAORDINARY ITEM                                 405            (647)         (1,332)

PROVISION FOR INCOME TAXES (NOTE 10)                       12              --              --
                                                  --------------- --------------- ---------------

INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM                   393            (647)    (1,332)

EXTRAORDINARY GAIN ON EARLY
   EXTINGUISHMENT OF DEBT (NOTE 6)                        384            --                --
                                                  --------------- --------------- ---------------

NET INCOME/(LOSS)                                 $       777     $       (647)      $ (1,332)
                                                  =============== =============== ===============
EARNINGS/(LOSS) PER SHARE:
  Primary earnings/(loss) per share before
extraordinary item
   - Class A and B Voting Common Stock                  $ 0.07         $ (0.14)        $ (0.28)
   - Class C Non-Voting Common Stock                    $ 0.22         $ (0.41)        $ (0.85)
  Primary earnings/(loss) per share
   - Class A and B Voting Common Stock                  $ 0.14         $$(0.14)        $ (0.28)
   - Class C Non-Voting Common Stock                    $ 0.43         $ (0.41)        $ (0.85)
  Fully diluted earnings/(loss) per share
before extraordinary item
   - Class A and B Voting Common Stock                  $ 0.07         $ (0.14)        $ (0.28)
   - Class C Non-Voting Common Stock                    $ 0.20         $ (0.41)        $ (0.85)
  Fully diluted earnings/(loss) per share
   - Class A and B Voting Common Stock                  $ 0.13         $ (0.14)        $ (0.28)
   - Class C Non-Voting Common Stock                    $ 0.40         $ (0.41)        $ (0.85)

                      See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                              Loan      Unrealized
                                                                            Receivable  Gain on
                             Class A     Class B     Class C    Additional  for         Securities               Total
                             Common     Common      Common      Paid in     Purchases   Available   Accumulated  Stockholders'
                              Stock       Stock       Stock      Capital    of Stock    for Sale     Deficit       Equity
                            ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------

Balance, January 1, 1994       $  670      $  500      $1,170    $ 19,331     $    --     $    --    $ (8,120)     $ 13,551
   Net Loss                                                                                            (1,332)       (1,332)
                            ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------
Balance, December 31, 1994        670         500       1,170      19,331          --          --      (9,452)       12,219
   Net Loss                                                                                              (647)        (647)
   Change in unrealized
     gain on securities
     available for sale                                                                       140                       140
                            ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------
Balance, December 31, 1995        670         500       1,170      19,331          --         140     (10,099)       11,712
   Net income                                                                                             777           777

   Proceeds from Class C
      Common Stock issuance                             1,438      30,479                                            31,917
   Proceeds on Class A
      Common Stock issuance       320                               2,240                                             2,560
   Issuance from Class B
      and  Class C Common
      Stock for note
      receivable                               93          44         420       (557)                                    --
   Change in unrealized
     gain on securities
     available for sale                                                                      189                        189
   Issuance of Class C Common
    Stock as incentive
    compensation
                                                            7          43                                                50
Balance, December 31, 1996     $  990      $  593    $  2,659   $  52,513   $   (557)     $   329   $  (9,322)    $  47,205
                            ==========  ==========  ==========  ==========  ==========  ==========  ===========  ===========

                              See accompanying  notes to consolidated  financial statements.


                               FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                       December 31,
                                           --------------------------------------------

                                                1996            1995            1994
                                           --------------- --------------- ---------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Income/(loss) from Operations               $  777         $   (647)        $ (1,332)
Adjustments to reconcile net income/(loss)
 to cash provided by operating activities:
 Amortization of premium on Farmer Mac I &
 II securities                                3,072           4,791            6,554
Discount note amortization                   11,131           9,522            4,807
(Increase) decrease in guarantee fees
  receivable                                   (172)           (119)              66
Decrease (increase) in interest receivable      751          (1,549)           1,484
Decrease (increase) in Farmer Mac
 I & II payments receivable                   2,518          (3,743)            (690)
(Increase) decrease in prepaid expenses and
    other assets                               (294)             27             (127)
Amortization and depreciation                   105             203              245
Increase (decrease) in accounts payable
and                                             981            (232)             200
     accrued expenses
Increase in loans held for securitization   (12,999)             --               --
(Decrease) increase in accrued interest
payable on Medium-Term Notes                 (1,163)            944             (882)
Provision for losses                            263              97               94
Gain on early extinguishment of debt           (384)             --               --
Other                                            (1)            (49)             (42)
                                           --------------- --------------- ---------------
Net cash provided by operating activities     4,585           9,245           10,377
                                           --------------- --------------- ---------------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Farmer Mac I & II purchases                  (84,452)       (104,674)        (47,712)
Purchases of investments                     (51,629)        (78,865)        (44,905)
Proceeds from maturity of investments         31,646          33,496          65,408
Proceeds from Farmer Mac I & II principal
  repayments                                  81,990          50,641          65,212
Purchases of office equipment                    (61)             (7)            (40)
                                           --------------- --------------- ---------------
Net cash (used) provided by investing
   activities                                (22,506)        (99,409)         37,963
                                           -------------- --------------- ---------------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Proceeds from issuance of Medium-Term Notes   39,897          68,536              --
Payments to redeem Medium-Term Notes         (80,760)        (42,095)        (67,915)
Proceeds from issuance of Discount Notes   1,993,048       2,785,917         775,437
Payments to redeem Discount Notes         (1,908,215)     (2,786,987)       (758,500)
Proceeds from common stock issuance           34,527              --
                                           --------------- --------------- ---------------
Net cash provided (used) by financing
  activities                                 78,497          25,371          (50,978)
                                           --------------- --------------- ---------------
Net increase (decrease) in cash and cash
  equivalents                                60,576         (64,793)          (2,638)
                                           --------------- --------------- ---------------
Cash and cash equivalents at beginning of
  period                                      8,336          73,129           75,767

Cash and cash equivalents at end of period  $68,912        $  8,336         $ 73,129
                                           =============== =============== ===============

Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
      Interest                              $  24,581       $  24,146       $ 26,229
      Income Taxes                          $      20              --             --
                       See accompanying  notes to consolidated financial statements.

                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.    ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac"), a federally chartered instrumentality of the United States, was established pursuant to Title VIII of the Farm Credit Act of 1971 (the "Charter Act") to attract new capital for the financing of agricultural real estate and rural housing loans and to provide liquidity to agricultural and rural housing lenders.

Farmer Mac is authorized to provide liquidity to the agricultural mortgage market by: (i) purchasing newly originated Qualified Loans directly from lenders on a continuing basis through its "cash window;" (ii) exchanging Qualified Loans for Farmer Mac Guaranteed Securities backed by such loans in "swap transactions;" and (iii) purchasing portfolios of "existing loans" on a negotiated basis. Qualified Loans purchased by Farmer Mac are aggregated into pools that back securities issued and guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities"), which are sold periodically into the capital markets.

The Farm Credit System Reform Act of 1996 (the "1996 Act"), enacted on February 10, 1996, changed the manner in which Farmer Mac is authorized to do business, thereby improving its operating flexibility. Farmer Mac is now authorized to purchase Qualified Loans directly from lenders and to issue and guarantee securities backed by such loans without the earlier cash reserve or subordinated interest requirement; Farmer Mac is now also a "first loss" guarantor -- it guarantees timely payments of principal (including any balloon payments) and interest on Farmer Mac Guaranteed Securities backed by 100% of the underlying Qualified Loans.

Farmer Mac  conducts  its  business  through  two  programs,  "Farmer Mac I" and
"Farmer Mac II." The Farmer Mac I Program involves the purchase and securitization of Qualified Loans that are not guaranteed by any instrumentality or agency of the United States. The Farmer Mac II Program involves the purchase of guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the United States Department of Agriculture (the "USDA") and the issuance of Farmer Mac Guaranteed Securities backed by such Guaranteed Portions.

In 1991, Farmer Mac formed Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary incorporated under the laws of the State of Delaware, which commenced business in 1992. The principal activities of the subsidiary are: (i) to deal in Farmer Mac I and Farmer Mac II Securities and issue securities representing interests in, or obligations backed by, Farmer Mac I and Farmer Mac II Securities and Guaranteed Portions; (ii) to incur indebtedness in connection with its activities; and (iii) to act as the registrant under registration statements to be filed with the Securities and Exchange Commission in connection with the registration of securities under the Federal securities laws. In 1992, Farmer Mac formed Farmer Mac Acceptance Corporation, a wholly owned subsidiary incorporated under the laws of the State of Delaware. The principal purpose of this subsidiary is to act as the registrant under a registration statement filed with the Securities and Exchange Commission in connection with the 1992 registration of securities under the Federal securities laws. Farmer Mac Acceptance Corporation commenced business in May 1992.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following comprises the significant accounting policies which Farmer Mac follows in preparing and presenting its financial statements:

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)  Cash Equivalents

Farmer  Mac  considers  highly  liquid   investment   securities  with  original
maturities of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates market value.

(c) Farmer Mac I and II Securities and Investment Securities

Farmer Mac I and II Securities and investment securities which Farmer Mac has the positive intent and ability to hold to maturity are classified as held-to-maturity. Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts. Premiums are amortized and discounts are accreted to interest income using the interest method over the remaining contractual maturity, adjusted, in the case of mortgage-backed securities, for actual prepayments.

Other Farmer Mac I and II Securities and investment securities for which Farmer Mac does not have the positive intent to hold to maturity have been classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity.

 (d)  Yield Maintenance Income

Farmer Mac receives yield maintenance payments when mortgage loans underlying certain Farmer Mac I Securities prepay. These payments are designed to minimize Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated by the Farmer Mac I and II Securities had the underlying mortgage loans not prepaid. Income from yield maintenance payments is recognized when the mortgage loans prepay and is classified as interest income in the statements of operations.

(e) Loans Held For Securitization

Loans held for securitization are loans Farmer Mac has purchased through its cash window with the intent of securitizing those loans and selling the security in the capital markets. The loans are typically held for less than 45 days and are carried at cost, adjusted for unamortized premiums and unearned discounts. At December 31, 1996, there was no unamortized premium or unearned discount associated with those loans.

(f)  Earnings/Loss Per Share

Earnings/(loss) per share are computed using the weighted average number of common shares outstanding, including the fully dilutive effect of common stock equivalents and the effect of the 3-to-1 dividend ratio applicable to each share of Class C Non-Voting Common Stock relative to each share of Voting Common Stock.

(g)  Office Equipment

Office equipment is stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful lives of the related assets as follows:

                                     Estimated
                                       Lives
                                 ------------------
Furniture and fixtures               10 Years
Computer equipment and software       3 Years
Other Office equipment                5 Years

 (h)  Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management has established a valuation allowance for 100 percent of the net deferred assets.

(i)  Guarantee Fees

Farmer Mac recognizes guarantee fees as income when earned. Farmer Mac recognizes the portion of guarantee fees generated by Farmer Mac I and II Securities held in portfolio as guarantee fee income rather than interest income in its statements of operations. Approximately $981 thousand, $934 thousand and $905 thousand of guarantee fees in 1996, 1995 and 1994, respectively, relate to Farmer Mac I and II Securities held in portfolio.

(j)  Allowance for Losses

The allowance for losses is based on an analysis of outstanding Farmer Mac Guaranteed Securities and Qualified Loans and provides for future anticipated losses. This analysis considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the guaranteed securities and Qualified Loans, delinquency trends, and historical charge-off and recovery activity. The analysis also considers the level of reserve or subordinated interest providing credit enhancement for guaranteed securities issued prior to December 31, 1995 against which full recourse must be first taken before Farmer Mac is required to make a guarantee payment. Management believes that the allowance for losses is adequate to provide for estimated losses in the Farmer Mac I Program. Farmer Mac has not established an allowance for the Farmer Mac II Program because Farmer Mac's credit exposure on Farmer Mac II Securities is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest thereon.

(k)  Debt Issuance Costs

Debt issuance costs are deferred and amortized over the estimated life of the related debt.

(l)  Reclassifications

Certain reclassifications of prior year information were made to conform with the 1996 presentation.

3.  INVESTMENTS

The amortized cost and estimated fair values of investments at December 31, 1996 and 1995 were as follows:

                                                  December 31, 1996
                                ------------------------------------------------------
                                Amortized     Unrealized    Unrealized        Fair
                                   Cost          Gain          Loss          Value
                                -----------   -----------   -----------    -----------
                                                   (in thousands)
Held-to-maturity securities
Debt Securities                 $   2,000        $    1         $  --      $   2,001
Mortgage-Backed Securities            352            --              1           351
                                -----------   ----------- -----------    -----------
        Total                       2,352             1              1         2,352
                                -----------   -----------   -----------    -----------
Available-for-sale securities
Mortgage-Backed Securities         78,599           329                       78,928
                                                                     --
                                -----------   -----------   -----------    -----------
        Total                      78,599           329            --         78,928
                                -----------   -----------   -----------    -----------
Other investments
Cash Investment in Guaranteed
   Investment Contract              4,519            --             4          4,515
                                -----------   -----------   -----------    -----------
        Total                       4,519            --             4          4,515
                                -----------   -----------   -----------    -----------
Total investments                $ 85,470         $ 330         $   5       $ 85,795
                                ===========   ===========   ===========    ===========



                                                  December 31, 1995
                                ------------------------------------------------------
                                Amortized     Unrealized     Unrealized       Fair
                                   Cost          Gain          Loss          Value
                                -----------   -----------    ----------    -----------
                                                   (in thousands)
Held-to-maturity securities
Debt Securities                    $2,000           $--           $  1        $1,999
Mortgage-Backed Securities          5,419             9             --         5,428
                                -----------   -----------    ----------    -----------
        Total                       7,419             9              1         7,427
                                -----------   -----------    ----------    -----------
Available-for-sale securities
Mortgage-Backed Securities         55,722           140             --        55,862
                                -----------   -----------    ----------    -----------
        Total                      55,722           140             --        55,862
                                -----------   -----------    ----------    -----------
Other investments
Cash Investment in Guaranteed
   Investment Contract              2,340            --              2         2,338
                                -----------   -----------    ----------    -----------
        Total                       2,340            --              2         2,338
                                -----------   -----------    ----------    -----------
Total investments                 $65,481        $  149           $  3       $65,627
                                ===========   ===========    ==========    ===========

The amortized cost and estimated fair value of investments by remaining contractual maturity at December 31, 1996 were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Maturity
                              -------------------------------------------------
                                           After 1
                                             year
                              Within 1     through      After 10
                                year       5 years       years        Total
                              ---------- - ---------- - ---------- - ----------
                                           (dollars in thousands)
Held-to-maturity
securities
  - Amortized cost            $ 2,000                    $   352     $  2,352
  - Fair value                  2,001                        351        2,352
Available-for-sale
securities
  - Amortized cost                                        78,599       78,599
  - Fair value                                            78,928       78,928
Other investments
  - Amortized cost                         $ 4,519                      4,519
  - Fair value                               4,515                      4,515
 Total
  - Amortized cost            $ 2,000      $ 4,519       $78,951     $ 85,470
  - Fair value                  2,001        4,515        79,279       85,795


During 1996 and 1995, there were no sales of investment securities.


4.  FARMER MAC I AND II SECURITIES

The following table sets forth the amortized costs, unrealized gains and losses and estimated fair values of the Farmer Mac I and II Securities at December 31, 1996 and 1995.

                                Amortized      Unrealized    Unrealized        Fair
                                   Cost           Gain          Loss         Value
                                ----------- -- ----------- - ----------- - -----------
                                                   (in thousands)
 December 31, 1996
 Held-to-maturity securities
   Farmer Mac I Securities       $217,071       $  4,365     $   782      $220,654
   Farmer Mac II Securities       199,430             --         338       199,092
                                  -------        -------       -------     -------

         Total                   $416,501       $  4,365      $1,120      $419,746
                                ===========    ===========   =========== ==========

 December 31, 1995
 Held-to-maturity securities
   Farmer Mac I Securities       $278,625        $ 8,505          $257      $286,873
   Farmer Mac II Securities       138,544          1,623            --       140,167
                                  -------          -----          -------    -------

          Total                  $417,169        $10,128          $257      $427,040
                                ===========    ===========   ===========   ===========


There were no sales of Farmer Mac I or Farmer Mac II Securities during 1996 or 1995.

The amortized costs and estimated fair values of Farmer Mac I and II Securities by remaining weighted average contractual maturity at December 31, 1996 were as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              December 31, 1996
                                            ------------ ---------
                                             Amortized       Fair
                                               Cost         Value
                                             ----------    ---------
                                                 (in thousands)

 Due within 1 year                           $     660     $     660
 Due after 1 year through 5 years              202,372       205,315
 Due after 5 years through  10 years            49,116        44,467
 Due after 10 years                            164,353       169,304
                                             ----------    ---------
    Total                                     $416,501     $ 419,746
                                             ==========    =========


Amortized Cost of Farmer Mac I and II Securities

Farmer Mac I and II Securities are shown net of unamortized premium, deferred fees and the allowance for losses. The following table sets forth those components at December 31, 1996 and 1995:

                                        1996                          1995
                              -------------------------     -------------------------
                                Farmer       Farmer           Farmer        Farmer
                                Mac I        Mac II            Mac I        Mac II
                              -----------  ------------     ------------   ----------
                                                  (in thousands)

Outstanding Principal Balance  $205,835     $199,418         $264,272      $138,520
  Unamortized premium and
    deferred fees, net           11,574           12           14,633            24
Less:
  Allowance for Losses             (338)          --             (280)           --
                              -----------  ------------     ------------   ----------
                               $217,071     $199,430         $278,625      $138,544
                              ===========  ============     ============   ==========


5.  ALLOWANCE FOR LOSSES

Changes in the allowance for losses for 1996, 1995 and 1994 are summarized below:


                                 On-Balance        Off-Balance
                                   Sheet             Sheet
                                 Farmer Mac        Farmer Mac
                                  I & II             I & II
                                  Securities        Securities        Total
                               -------------    -------------    ------------
                                               (in thousands)
January 1, 1994                  $ 142           $   59           $ 201
 Provision for losses               72               22              94
                             -------------    -------------    ------------
December 31, 1994                  214               81             295
 Provision for losses               66               31              97
                             -------------    -------------    ------------
December 31, 1995                  280              112             392
 Provision for Losses               58              205             263
                              -------------    -------------    ------------
December 31, 1996                $ 338            $ 317           $ 655
                              =============    =============    ============

Farmer Mac has not incurred any losses to date.

At December 31, 1996, $338 thousand of the allowance for losses related to securities held in portfolio and, accordingly, the allowance is recorded as a component of "Farmer Mac I and II Securities, net" in the consolidated balance sheets.

6.  DEBENTURES, NOTES AND BONDS, NET

Total debt outstanding at December 31, 1996 and 1995 amounted to $546.3 million and $491.5 million, net of unamortized discounts, premiums and issuance costs. The effective interest rate of total debt outstanding was 6.42% and 6.76% at December 31, 1996 and 1995, respectively. The average maturity of all debt outstanding at December 31, 1996 and 1995 was 2.1 years and 2.9 years, respectively.

Borrowings Due Within One Year

As of December 31, 1996 and 1995, Farmer Mac's borrowings due within one year were as follows:

                                                     Maximum      Average
                                                     Amount        Amount      Effective
                                       Effective   Outstanding   Outstanding   Interest
                                       Interest    during the    during the      Rate
                           Balance       Rate        period        period     during the
                                                                                period
                         ------------ ------------ ------------  -----------  ------------
                                              (dollars in thousands)
      December 31, 1996
      Discount Notes      $228,752       5.31%      $308,076      $206,350        5.28%
      Current Portion of
       Medium-Term Notes    32,302       6.75%        56,994        44,349        6.72%
                         ------------
          Total           $261,054
                         ============

      December 31, 1995
      Discount Notes      $132,788       5.62%                    $166,055        5.80%
                                                    $297,341
      Current Portion of
       Medium-Term Notes    74,634       6.65%        79,436        72,298        6.53%
                         ------------
          Total           $207,422
                         ============


The Current Portion of Medium-Term Notes refers to those Medium-Term Notes maturing within the next twelve months, and includes $1.9 million of Medium-Term Notes with optional redemption provisions.

During 1996, Farmer Mac called $8.0 million of debt, resulting in an extraordinary gain of $384 thousand.

Borrowings Due After One Year

Borrowings due after one year are comprised of Medium-Term Notes. In accordance with its Medium-Term Note program, Farmer Mac issues, from time to time, unsecured notes with maturities up to 30 years from date of issue. The average cost of all Medium-Term Notes outstanding with maturities in excess of one year at December 31, 1996 and 1995 was 7.27% and 7.32%, respectively, with an average effective maturity of 3.9 years and 5.0 years, respectively.

The following table sets forth the outstanding balances (net of any unamortized discounts, premiums and debt issuance costs), and effective interest rates of Farmer Mac's Medium-Term Notes due after one year at December 31, 1996 and 1995:



                        1996                        1995
               ------------------------- -----------------------------
                            Effective                    Effective
                            Interest                      Interest
               Balance        Rate         Balance          Rate
              -----------  ------------ --------------  -------------
1997                 --          --     $  30,393            6.80%
1998          $  68,062        6.81%       58,038            6.87%
1999             61,143        7.10%       41,164            7.23%
2000             46,114        7.44%       46,090            7.44%
2001             47,512        7.63%       39,033            7.61%
2002              7,931        7.51%       14,234            7.81%
Thereafter       54,476        7.54%       55,132            7.67%
              -----------               --------------
  TOTAL        $285,238                  $284,084
              ===========               ==============

Authority to Borrow from the Treasury of the United States

The Charter Act authorizes Farmer Mac to borrow, under certain conditions, up to $1.5 billion from the Secretary of the Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the Secretary of the Treasury based on the then current cost of funds to the United States. The debt is required to be repaid within a reasonable time. As of December 31, 1996, Farmer Mac had no such debt outstanding.

7.  STOCKHOLDERS' EQUITY

Farmer Mac has three classes of common stock outstanding. Class A Voting Common Stock may be held only by banks, insurance companies and other financial institutions or entities that are not institutions of the Farm Credit System. Class B Voting Common Stock may be held only by institutions of the Farm Credit System. There are no ownership restrictions on the Class C Non-Voting Common Stock.

Under the Charter Act, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33% of the outstanding shares of Class A Voting Common Stock. There are no restrictions on the maximum purchase or holdings of Class B Voting Common Stock.

There is no preference between holders of Voting Common Stock and Class C Non-Voting Common Stock relating to dividends. However, the ratio of any dividends paid on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock will be three-to-one. Farmer Mac does not expect to pay dividends in the near future.

In the event of liquidation of Farmer Mac, the ratio of any distributions to holders of Non-Voting Common Stock and holders of Voting Common Stock will be three-to-one.

Farmer Mac obtained its initial operating capital through the sale of 670,000 Class A Units and 500,301 Class B Units in its initial public offering in December 1988. A Class A Unit consisted of one share of Class A Voting Common Stock and one share of Class C Non-Voting Common Stock. A Class B Unit consisted of one share of Class B Voting Common Stock and one share of Class C Non-Voting Common Stock. In accordance with the terms of the initial public offering, each Unit separated into its component shares in November 1993.

On January 23, 1996, Farmer Mac issued 93,100 shares of Class B Voting Common Stock and 44,162 shares of Class C Non-Voting Common Stock to Western Farm Credit Bank ("WFCB") pursuant to a Strategic Alliance Agreement between WFCB and Farmer Mac for an aggregate purchase price of $557,196. At the same time, Farmer Mac loaned the stock purchase proceeds to WFCB in return for a note from WFCB in the principal amount of $557,196. The terms of the note provided for interest at market rates and repayment from the segregated assets and property, including profits, if any, of the strategic alliance and not from the assets and property of WFCB. On January 30, 1997, Farmer Mac repurchased the Class B Voting Common Stock acquired by WFCB as part of the Strategic Alliance Agreement in conjunction with the settlement of litigation that Farmer Mac commenced against WFCB in the fall of 1996 alleging certain breaches of the Strategic Alliance Agreement. Also in conjunction with the settlement, WFCB repaid the principal amount of the note with interest.

On January 31, 1996, Farmer Mac issued warrants to WFCB to purchase 18,784 shares of Class C Non-Voting Common Stock. On January 30, 1997, in connection with the settlement of the litigation, WFCB exercised the warrants through the payment of the $7.67 per share exercise price therefor and acquired the shares of Class C Non-Voting Common Stock.

Farmer Mac sold 320,000 additional shares of Class A Voting Common Stock to Zions First National Bank, Salt Lake City, Utah, in April 1996 at a price of $8.00 per share and, in December 1996, completed a public offering of 1,437,500 shares of Class C Non-Voting Common Stock at a price of $24 per share, 500,000 shares of which were purchased by an affiliate of Zions First National Bank. The public offering generated approximately $31.9 million in additional equity for Farmer Mac. As of December 31, 1996, there were outstanding 990,000 shares of Class A Voting Common Stock, 593,401 shares of Class B Voting Common Stock and 2,658,897 shares of Class C Non-Voting Common Stock.

8.  LITIGATION

     At  December  31,  1996,  Farmer  Mac was a  plaintiff  in a  legal  action commenced against WFCB in connection with the Strategic Alliance Agreement between the two parties. In January 1997, the litigation was settled. As part of the settlement, the parties terminated the Strategic Alliance Agreement (resulting in the termination of the "AgFunding" program that had been operated thereunder) and agreed to certain other terms, including: the waiver by Farmer Mac of the restrictions in the Agreement limiting the ability of WFCB to sell the approximately 63,000 shares of Farmer Mac Class C Non-Voting Common Stock sold to WFCB under the Agreement; and the repurchase by Farmer Mac of the approximately 93,000 shares of Class B Voting Common Stock sold to WFCB under the Agremeent; and the repayment by WFCB of the $557,196 note with interest. Although the other terms of the settlement are subject to a confidentiality agreement between the parties, the settlement did not have a material adverse effect on Farmer Mac's financial condition.

9.  LEASE COMMITMENTS

Farmer Mac leases its office space under a non-cancelable operating lease expiring January 6, 2002. Future minimum commitments under leasing arrangements at December 31, 1996 are as follows (dollars in thousands):

Year ending December 31:
------------------------
 1997                              235
 1998                              235
 1999                              235
 2000                              235
 2001                              235
                             ------------
 TOTAL                          $1,175
                             ============

Rent expense for 1996, 1995 and 1994 was $173 thousand, net of $21 thousand of sublease income, $166 thousand, net of $35 thousand of sublease income and $179 thousand, net of $25 thousand of sublease income, respectively.

10.  INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 1996 and 1995 were as follows:

                                       1996       1995
                                     ---------  ----------
Current                               $  12     $    0
Deferred                                300       (216)
                                     ---------  ----------
                                        312       (216)
Change in valuation allowance          (300)       216
                                      ---------  ----------
Net federal income tax provision      $  12     $    0
                                     =========  ==========

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 1996 and 1995 was as follows:

                                          1996            1995
                                        ------------   -------------
Tax applicable to book income/(loss) at
    statutory rate                           $268           $(220)
Adjustments due to:
   Nondeductible expenses                       5               4
   Change in valuation allowance             (300)            216
   Other                                       39               0
                                        ------------   -------------
Total income tax expense                       12               0
                                        ============   =============

Statutory tax rate                            34.0%
Effective tax rate                             3.0%


The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996 and 1995 consisted of the following:

                                       1996       1995
                                     ---------  ----------
Deferred tax assets:
  Provision for uncollectible yield
     maintenance                     $    124   $     160
  Provision for losses                    270          33
  Accrued expenses                        106         129
  Net operating loss carryforwards      2,744       3,219
  Other                                    12          40
                                     ---------  ----------
  Total deferred tax asset              3,256       3,581
                                     ---------  ----------
Deferred tax liabilities:
  Depreciation and prepaid expenses        51          41
                                     ---------  ----------
  Total deferred tax liability             51          41
                                     ---------  ----------
Net deferred tax asset, before
 valuation allowance                    3,205       3,540
Less:
  Valuation allowance                  (3,205)     (3,540)
                                     ---------  ----------
 Net deferred tax asset              $    0      $     0
                                     =========  ==========

Deferred income tax assets and liabilities are recognized for differences between financial statement and tax bases of assets and liabilities that will result in future tax consequences. A valuation allowance is required to reduce deferred tax assets to an amount that is likely to be realized. Because of Farmer Mac's lack of sufficient profitable operating history, a valuation allowance has been established for the entire amount of the deferred tax asset. In December 1996, Farmer Mac adjusted its valuation allowance to recognize approximately $300 thousand of the deferred tax asset for its recent profitability. On an ongoing basis, management will continue to reassess the required valuation allowance, considering all factors which influence the realizability of the deferred tax asset including pretax income, projected pretax income and the accuracy of previous estimates of taxable income.

Farmer Mac had book net operating loss carryforwards of approximately $9.3 million and $10.0 million at December 31, 1996 and 1995. 1996 tax net operating loss carryforwards of $301 thousand expire in 2010, $1.7 million expire in 2009, $839 thousand expire in 2008, $1.6 million expire in 2007, $3.0 million expire in 2006, and $2.0 million expire in 2005.


11.  EMPLOYEE BENEFITS

Pension Plan

On December 28, 1989, Farmer Mac adopted a defined contribution pension plan for all of its employees. Beginning January 1, 1994, Farmer Mac contributed 13.2% of the lesser of an individual's gross salary and $150,000, plus 5.7% of the difference between (i) the lesser of the gross salary and $150,000 and (ii) the Social Security Taxable Wage Base. Pension expense for the years ended December 31, 1996, 1995 and 1994 was $216 thousand, $188 thousand and $179 thousand, respectively.

Stock Option Plan

In 1992 and 1996, Farmer Mac adopted stock option plans for key management employees to acquire shares of Class C Non-Voting Common Stock. Under the 1992 plan, the stock options are exercisable immediately, and, if not exercised, will expire ten years from the date of grant. The provisions of the plan also provide for the adjustment of the exercise price of those options, initially at $15 per share, to give effect to the issuance of new shares of Class C Non-Voting Common Stock above the 1.1 million level of Class C shares outstanding at the time the plan was adopted. Consequently, following the December 1996 public offering of Class C Non-Voting Common Stock, the exercise price of options granted under the plan in 1992 and 1993 adjusted to $6.60 per share.

Under the 1996 plan, the stock options, granted at an exercise price of $7.875 per share, vest in thirds over a three-year period, and, if not exercised, will expire ten years from the date of grant. No options have yet been exercised under either plan.

The fair value of the options granted in 1996 has been estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions: dividend yield of 0.0%; expected volatility of 42.8%; risk free interest rate of 6.7%; and an expected life of 5 years.



The following table summarizes stock option activity for 1996 and 1995:

                                     1996                    1995
                              ---------- ---------    --------- ----------
                                         Exercise               Exercise
                               Shares     Price        Shares     Price
                              ---------- ---------    --------- ----------
 Outstanding at beginning of
    year                        105,000    $15.00      105,000     $15.00
 Granted                        112,830  $  7.875            0         --
 Exercised                            0        --            0         --
 Canceled                             0        --            0         --
                              ---------- ---------    --------- ----------
 Outstanding at end of year     217,830  $ 7.26**      105,000    $ 15.00

 Options available for
   exercise                     142,610                105,000

 Fair value of options
 granted during the year         $3.73                      --


   **End of year exercise price is the weighted average exercise price of all outstanding options, using the $6.60 adjusted exercise price for the options issued in 1992 and 1993 rather than the initial $15.00 per share exercise price.


The following table summarizes information regarding options outstanding at December 31, 1996:

                                                               Options
                                Options Outstanding          Exercisable
                          --------------------------------  ---------------
                             Number                             Number
                          outstanding       Weighted Avg.      Exercisable
                          at December 31,     Remaining      at December 31,
                              1996           Contractual          1996
      Exercise Price                            Life
     ---------------      -------------   ----------------   --------------
    $6.60                   105,000         5.98 years          105,000
    $7.875                  112,830         9.45 years           37,610
                          -------------                     --------------
                            217,830         7.78 years          142,610
                          =============                      ==============


Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Compensation," provides companies the option of either recording an expense for all stock compensation awards based on fair values at grant date, or electing to continue to follow Accounting Principles Board (APB) Opinion No. 25 with the additional requirement that they disclose, in a footnote, pro forma net income and earnings per share as if they have adopted the expense recognition provisions of SFAS No. 123. Farmer Mac elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans, and, accordingly, no compensation expense has been recognized for its plans. Had Farmer Mac adopted the expense recognition provisions of SFAS No. 123, Farmer Mac's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1996
                                                      ----------
Net income                              As reported     $777
                                        Pro forma       $637

Primary earnings per share
 - Class A and B Voting Common Stock    As reported     $0.14
                                        Pro forma       $0.12
 - Class C Non-Voting Common Stock      As reported     $0.43
                                        Pro forma       $0.35

Fully diluted earnings per share
 - Class A and B Voting Common Stock    As reported     $0.13
                                        Pro forma       $0.11
 - Class C Non-Voting Common Stock      As reported     $0.40
                                        Pro forma       $0.33

12.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Farmer Mac is a party to transactions involving financial instruments with off-balance sheet risk. These financial instruments include Farmer Mac Guaranteed Securities, commitments to purchase Qualified Loans or to issue and guarantee Farmer Mac Guaranteed Securities, and certain hedge instruments. Farmer Mac uses these financial instruments in the normal course of business to fulfill its statutory purpose of increasing liquidity for agricultural and rural residential mortgage lenders.

Farmer Mac Guaranteed Securities

Farmer Mac guarantees the timely payment of principal (including any balloon payments) and interest on securities issued under the Farmer Mac I and Farmer Mac II Programs. In the Farmer Mac I Program, until enactment of the 1996 Act, Poolers were required to establish reserve accounts or issue subordinated interests equal to at least 10 percent of the initial balance of the Qualified Loans in the pool backing the securities. Before Farmer Mac is required to make a guarantee payment on those securities with a reserve or subordinated interest, full recourse must first be taken against the reserve or subordinated interest. The main risk Farmer Mac bears with respect to those pools is that the reserve or subordinated interest will be insufficient ultimately to cover timely payment of principal and interest to security holders. To mitigate this risk, Farmer Mac required all loans in a pool to meet standards with respect to loan-to-value ratios, other financial ratios, and diversification among crops and geographic location. Farmer Mac subjected each pool submitted for guarantee under the Farmer Mac I Program to a "stress test" designed to analyze the pool's diversification and the sufficiency of the reserve or subordinated interest under simulated conditions of greatly increased foreclosures and losses. As of December 31, 1996, the subordinated interests represented 10.0% of the outstanding balance of all Farmer Mac I Securities issued prior to the enactment of the 1996 Act; any losses incurred as a result of foreclosures may reduce the outstanding balance of the subordinated interests.

The 1996 Act eliminated the former minimum 10% reserve or subordinated interest requirement. Farmer Mac is now authorized to issue and guarantee securities backed by Qualified Loans in the Farmer Mac I Program up to 100% of the principal amount of the Qualified Loans in each pool.

Farmer Mac's credit exposure on Farmer Mac II Securities is covered in full by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions.

As of December 31, 1996 and 1995, the outstanding principal balance of securities guaranteed and not held in Farmer Mac's portfolio was as follows:

                                                     1996             1995
                                                 --------------  ---------------
Guaranteed Securities
- Farmer Mac I Securities  with  subordinated
    interests                                        $ 65,506          $94,763
- Other Farmer Mac I Securities                       148,918               --
- Farmer Mac II Securities                             11,606            4,810
                                                 --------------  ---------------
                                                      $226,030          $99,573
                                                 ==============   ==============

Commitments

Farmer Mac enters into mandatory delivery commitments to purchase Qualified Loans from seller/servicers. Under such commitments, seller/servicers are obligated to sell Qualified Loans to Farmer Mac at the commitment net yield. If a seller/servicer is unable to deliver the Qualified Loans required under a mandatory delivery commitment within the specified time period, Farmer Mac requires the seller/servicer to pay a fee to extend the commitment or for failure to deliver. As of December 31, 1996, Farmer Mac had issued mandatory delivery commitments to purchase Qualified Loans totaling $6.7 million.

Farmer Mac also   enters into  commitments  to  guarantee  pools of   Qualified
Loans. As of December 31, 1996, Farmer Mac had no such commitments outstanding. As of December 31, 1995, Farmer Mac had one outstanding commitment to guarantee approximately $50 million of Farmer Mac I Securities.


Hedge instruments

From the time Farmer Mac issues a commitment to purchase a Qualified Loan or purchases a portfolio of Qualified Loans in a negotiated transaction, until those Qualified Loans are securitized, Farmer Mac is subject to the risk that interest rate changes during that period may materially affect the value of those Qualified Loans. To mitigate that risk, management employs a variety of hedging techniques, including short sales of Treasury securities, forward sales and futures contracts. As of December 31, 1996, Farmer Mac had entered into forward sales totaling $19.7 million.

13.  CONCENTRATION OF CREDIT RISK

The following tables set forth the geographic and commodity diversification, as well as the range of loan-to-value ratios, of all Farmer Mac I Securities, determined as of December 31, 1996 and 1995:

                     Geographic Diversification

                             1996                       1995
                    -----------------------    -----------------------
                                  Off-balance               Off-balance
                    On-balance     Sheet       On-balance     Sheet
                      Sheet       Securities     Sheet      Securities
 Geographic Region  Securities                 Securities
                    ----------    ---------    ----------   ----------
 Northeast              0.38%        1.08%         0.42%        0.44%
 Appalachia             0.78%        3.77%         1.04%        1.19%
 Southeast              5.05%        1.37%         6.71%        2.25%
 Lake States            5.57%        7.68%         5.53%        4.67%
 Corn Belt              8.64%        9.94%         8.47%       13.90%
 Delta States          11.67%        2.42%        12.29%        3.67%
 Northern Plains        4.69%        7.11%         4.52%        5.48%
 Southern Plains        9.60%        1.06%        10.71%        3.81%
 Mountain               6.82%        8.44%         7.00%        3.90%
 Pacific               46.80%       57.13%        43.31%       60.69%
                    ----------    ---------    ----------   ----------
 Totals               100.00%      100.00%       100.00%      100.00%
                    ==========    =========    ==========   ==========

                                Commodity Diversification

                                         1996                       1995
                                -----------------------    ------------------------
                                             Off-balance
                                On-balance     Sheet       On-balance   Off-balance
                                 Sheet       Securities      Sheet        Sheet
   Commodity Group              Securities                 Securities   Securities
                                ---------    ----------    ----------   -----------

   Food Grains                     12.92%        9.84%       13.27%         8.10%
   Feed Grains                     12.96%       13.79%       13.35%        17.70%
   Cotton/Tobacco                   8.70%        2.77%        9.30%         4.60%
   Oilseeds                        10.84%        7.57%       11.88%         8.00%
   Potatoes, Tomatoes, and
    other Veg.                      8.81%        5.50%        9.25%         5.35%
   Permanent Plantings             25.86%       34.10%       23.89%        31.30%
   Sugarbeets, Cane and Other
    Crops                           4.39%        6.64%        4.41%         5.78%
   Dairy                            3.68%        8.37%        3.08%         5.39%
   Cattle and Calves                8.99%        7.97%        9.13%        11.81%
   Other                            2.85%        3.45%        2.44%         1.97%
                                ---------    ----------    ----------   ----------
     Totals                       100.00%      100.00%      100.00%       100.00%
                                =========    ==========   ==========   ===========


                        Distribution by Loan-to-Value Ratio


                                1996                             1995
                     ----------------------------    -----------------------------
                     On-balance     Off-balance      On-balance      Off-balance
                       Sheet           Sheet            Sheet           Sheet
                     Securities     Securities                        Securities
                                                     Securities
                     -----------   --------------    ------------    -------------
   Loan-to-Value
    0.00 - 10.00%         0.00%           0.64%              0.02%          1.52%
   10.01 - 20.00%         0.66%           1.58%              0.72%          4.44%
   20.01 - 30.00%         3.53%           6.00%              3.76%         13.72%
   30.01 - 40.00%         7.83%           9.26%              8.56%         21.45%
   40.01 - 50.00%        17.34%          20.60%             19.06%         28.61%
   50.01 - 60.00%        33.20%          27.69%             32.19%         22.95%
   60.01 - 70.00%        33.63%          32.56%             31.66%          6.90%
   70.01 - 80.00%         3.81%           1.67%              4.03%          0.41%
                      -----------   --------------    ------------   -------------
     Total              100.00%         100.00%            100.00%        100.00%
                      ===========   ==============    ============   =============


Loan-to-Value  ratios  represent  the  original  loan-to-value  ratios.  Current
Loan-to-Value ratios may be higher or lower than the original Loan-to-Value ratios.


14.  FAIR VALUE DISCLOSURES

The majority of Farmer Mac's assets and liabilities are financial instruments; however, most of these financial instruments lack an available active trading market. Significant estimates, assumptions, and present value calculations were therefore used for purposes of the following disclosure, resulting in a high degree of subjectivity inherent in the indicated fair values. Accordingly, these fair value estimates are not necessarily indicative of what Farmer Mac would realize in an actual sale.

The estimated fair values and carrying values at December 31, 1996 and 1995 are as follows:

                                 1996                        1995
                        ------------------------   -------------------------
                        Estimated     Carrying     Estimated     Carrying
                        Fair Value     Value       Fair Value      Value
                                          (in thousands)
Financial Assets:
Cash and cash
  equivalents           $  68,912    $  68,912     $   8,336    $   8,336
Investment securities      85,795       85,799        65,627       65,621
Farmer Mac I & II
    securities, net       419,746      416,501       427,040      417,169
Loans held for
    securitization         13,014       12,999            --           --

Financial Liabilities:
Debentures, notes and
 bonds net:
    Due within one year   261,200      261,054       207,711      207,422
    Due after one year    294,559      285,238       301,698      284,084


The following methods and assumptions were used to estimate the fair value of Farmer Mac's financial instruments:

      Cash and cash equivalents

      For the short-term financial instruments, the carrying value is a reasonable estimate of fair value.

      Investment securities

      The investment securities are comprised of mortgage-backed securities and agency debt securities. The fair values of these securities were based on quoted market prices or prices quoted for similar financial instruments.

      Farmer Mac I and II Securities

      The fair values of the Farmer Mac Guaranteed Securities issued under the Farmer Mac I and II Programs and held in portfolio were estimated by using a model to project each pool's total expected cash flows, given the original pool subordination level, if any, payment characteristics and net interest rates of the qualified loan collateral. Other factors considered in determining the expected cash flows were yield maintenance provisions and credit quality. These expected cash flows were then discounted by, in the case of Farmer Mac I Securities, the corresponding rates imputed from the U.S. Treasury yield curve plus an incremental interest spread similar to the spread over Treasury rates found in agency mortgage-backed securities and, in the case of Farmer Mac II Securities, Farmer Mac's corresponding net yields at December 31, 1996 and 1995.

      Loans held for securitization

     The fair values of the the loans held for securitization were estimated by using a duration weighted valuation model. The duration of each loan was multiplied by the change in the yields from the date Farmer Mac committed to purchase the loan to December 31, 1996 to determine the effect of the respective rate change, which was then applied to the loan amount to arrive at a fair value.

      Other investments

      Other investments include cash invested in a guaranteed investment contract and Guaranteed Portions purchased under the Farmer Mac II Program. For the cash invested in the guaranteed investment contract, the fair value is derived by discounting the expected cash flows by a market rate of a similar financial instrument. The fair values of the Guaranteed Portions purchased under the Farmer Mac II Program are derived in the same manner as the Farmer Mac II Securities.

      Debentures, notes and bonds, net

      Debentures, notes and bonds due within one year are comprised of Discount Notes and Medium-Term Notes with a remaining maturity of less than one year. For Discount Notes, the carrying value approximates the fair value. For Medium-Term Notes with a remaining maturity of less than one year and debentures, notes and bonds due after one year, the fair values were based on quoted market prices or prices quoted for similar credit quality financial instruments or on the current rates offered to Farmer Mac for debt of the same approximate remaining maturity.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information concerning the executive officers of the Registrant and persons who have been nominated for election or reelection to the board of directors at the Registrant's annual meeting of stockholders to be held on June 12, 1997 is hereby incorporated by reference from the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11.  Executive Compensation

      Information concerning executive compensation is hereby incorporated by reference from the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference from the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is hereby incorporated by reference from the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)    (1)   Financial Statements.

            Refer to Item 8, above.

            (2)   Financial Statement Schedules.

            All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.
            (3)   Exhibits and Reports on Form 8-K.

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
                  Exhibit 10.2 to Form 10-Q filed August 16, 1993).





*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*     10.1.2 -  1996 Stock Option Plan (Form 10-Q filed August 14, 1996).

+*     10.2   -  Employment  Agreement dated May 5, 1989 between Henry D.
                 Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

+*    10.2.1  -  Amendment No. 1 dated January 10, 1991 to Employment
                 Agreement  between  Henry D. Edelman and the Registrant
                 (Previously filed as Exhibit 10.4 to Form 10-K filed
                 April 1, 1991).

+*    10.2.2  -  Amendment to Employment  Contract  dated as of June 1,
                 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

+*    10.2.3  -  Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Henry D. Edelman and the Registrant reviously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1994).

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

----------------------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

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

+*     10.3.6 - Amendment  No.  6 dated  as of June  1,  1995 to  Employment
                Contract between Nancy E. orsiglia and the Registrant (Form 10-Q filed August 14, 1995).

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



---------------------------------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

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

+* 10.5.1   -  Amendment No. 1 dated as of June 1, 1995 to Employment  Contract between Charles M. Lewis and the Registrant (Form 10-Q filed
               August 14, 1995).

+* 10.5.2   -  Amendment No. 2 dated as of February 8, 1996 to  Employment
               Contract between Charles M.Lewis and the Registrant (Form 10-K filed March 29, 1996).

+* 10.5.3   -  Amendment No. 3 dated as of June 13, 1996 to Employment
               Contract between Charles M. Lewis and the Registrant (Form 10-K filed March 29, 1996).


--------------------------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

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


------------------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

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

+* 10.7.6  -  Amendment No. 6 dated as of June 13, 1996 to Employment  Contrac between Christopher A. Dunn and the Registrant (Form 10-Q filed August 14, 1996).

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

*  99.1       Map of U.S.  Department of  Agriculture  (USDA) Regions
              (Previously  filed as Exhibit 1.1 to Form 10-K filed
              April 1, 1991).

   (b)      Reports on Form 8-K.

      The Registrant has not filed any reports on Form 8-K during the quarter ended December 31, 1996.

-------------------------

*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


       /s/ Henry D. Edelman                           March 27, 1997
--------------------------------------   ---------------------------------------
By:   Henry D. Edelman                                      Date
      President and Chief
      Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                             Title                   Date


/s/ Charles Eugene Branstoo        Chairman of the Board and     March 27, 1997
---------------------------------
Charles Eugene Branstool             Director

                                    President and Chief          March 27, 1997
 /s/ Henry D. Edelman               Executive
---------------------------------
Henry D. Edelman                     Officer (Principal
                                    Executive Officer)

 /s/Nancy E. Corsiglia              Vice President - Business    March 27, 1997
---------------------------------
Nancy E. Corsiglia                  Development and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)




                 Name                               Title               Date

  /s/  John C. Dean                              Director        March 27, 1997
---------------------------------------
John C. Dean

 /s/  W. David Hemingway                         Director        March 27, 1997
---------------------------------------
W. David Hemingway

/s/ Lowell Junkins                               Director        March 27, 1997
---------------------------------------
Lowell Junkins

/s/ James A. McCarthy                            Director        March 27, 1997
---------------------------------------
James A. McCarthy

 /s/ Robert J. Mulder                            Director        March 27, 1997
---------------------------------------
Robert J. Mulder

 /s/ John G. Nelson                              Director        March 27, 1997
---------------------------------------
John G. Nelson

 /s/ David J. Nolan                              Director        March 27, 1997
---------------------------------------
David J. Nolan

  /s/  Michael C. Nolan                          Director        March 27, 1997
---------------------------------------
Michael C. Nolan

 /s/  Marilyn Peters                             Director        March 27, 1997
---------------------------------------
Marilyn Peters

  /s/  John Dan Raines, Jr.                      Director        March 27, 1997
---------------------------------------
John Dan Raines, Jr.

  /s/  Darryl W. Rhodes                          Director        March 27, 1997
---------------------------------------
Darryl W. Rhodes

 /s/   Gordon Clyde Southern                  Vice Chairman      March 27, 1997
---------------------------------------
Gordon Clyde Southern

 /s/ Clyde A. Wheeler                             Director       March 27, 1997
---------------------------------------
Clyde A. Wheeler


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


     /s/ Henry D. Edelman                              March 27, 1997
----------------------------------------   -------------------------------------
By:   Henry D. Edelman                                      Date
      President and Chief
      Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                             Title                   Date

/s/ Charles Eugene Branstool      Chairman of the Board and      March 27, 1997
--------------------------------  Director
Charles Eugene Branstool

    /s/ Henry D. Edelman          President and Chief Executive   March 27, 1997
--------------------------------
Henry D. Edelman                  Officer (Principal Executive
                                  Officer)
    /s/ Nancy E. Corsiglia        Vice President - Business      March 27, 1997
--------------------------------
Nancy E. Corsiglia                Development and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                    ---------------------------------------


                                   EXHIBITS

                                      TO

                                  FORM 10-K

                                    UNDER

                     THE SECURITIES EXCHANGE ACT OF 1934

                    ---------------------------------------



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION



===============================================================================

Exhibit                 Description



**    3.2   -    Amended and restated Bylaws of the Registrant.





--------------------
**    Filed herewith.