Form 10-Q
period 1997-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1997-05-15
CIK 845877

As filed with the Securities and Exchange Commission
                                       on
-----------------------------------------------------------------------
                                  May 15, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-----------------------------------------------------------------------

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997. Commission File Number 0-17440

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

      As of May 15, 1996, there were 990,600 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, and 2,677,681 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements

      The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation (the "Corporation" or "Farmer Mac") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Such interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods presented. These condensed financial statements should be read in conjunction with the audited 1996 financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

      The following information concerning Farmer Mac's financial statements is included herein.



Consolidated  Balance  Sheets  at  March  31,  1997
 and  December  31,  1996                                             3
Consolidated Statements of Operations for the three
 months ended March 31, 1997 and 1996                                 4
Consolidated Statements of Cash Flows for the
 three months ended March 31, 1997 and 1996                           5


------------------------------------------------------------------------------
                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
------------------------------------------------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                                          March 31,        December 31,
                                                            1997               1996
                                                      ------------------ ------------------
                                                         (unaudited)
 ASSETS:
   Cash and cash equivalents                             $    252,649      $      68,912
   Interest receivable                                         11,281             14,821
   Guarantee fees receivable                                      560                745
   Loans held for securitization                                8,974             12,999
   Investments                                                511,733             85,799
   Farmer Mac I and II Securities, net                        414,236            416,501
   Farmer Mac I and II payments receivable                      5,012              2,421
   Prepaid expenses and other assets                              872                568
                                                       =================  ==================
       TOTAL ASSETS                                      $  1,205,317        $   602,766
                                                       =================  ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 LIABILITIES:
   Debentures, notes and bonds, net:
         Due within one year                               $  861,013        $   261,054
         Due after one year                                   288,326            285,238
   Accrued interest payable                                     6,770              7,231
   Accounts payable and accrued expenses                        1,504              1,721
   Allowance for sold Farmer Mac I & II Securities                484                317
                                                       -----------------  ------------------
       TOTAL LIABILITIES                                    1,158,097            555,561
                                                       -----------------  ------------------


 STOCKHOLDERS' EQUITY Common stock:
       Class A Voting, $1 par value, 2,000,000 shares
 authorized,  990,000
       shares issued and outstanding at March 31, 1997            990                990
 and
       December 31, 1996
       Class B Voting, $1 par value, 2,000,000 shares
 authorized, 500,301 and
       593,401 shares issued and outstanding at March             500                593
 31, 1997 and
       December 31, 1996, respectively
       Class C Non-Voting, $1 par value, 4,000,000
 shares authorized,
       2,677,681 and 2,658,897 shares issued and                2,678              2,659
 outstanding at
       March 31, 1997 and December 31, 1996
   Additional paid in capital                                  52,501             52,513
   Note receivable for purchase of stock                            -               (557)
   Unrealized gain on securities available-for-sale               181                329
   Accumulated deficit                                         (9,630)            (9,322)
                                                       -----------------  ------------------
       TOTAL STOCKHOLDERS' EQUITY                              47,220             47,205
                                                       -----------------  ------------------

 TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                       $ 1,205,317         $  602,766
                                                       =================  ==================

                    See accompanying notes to consolidated financial statements.




                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)

                                       Three Months Ended March 31
                                      ------------------------------
                                            1997           1996
                                      ------------------------------
                                               (unaudited)
INTEREST INCOME:
  Farmer Mac I and II securities      $     7,381         $ 7,452
  Investments and cash equivalents          5,758           1,469
  Loans held for securitization               343               -
                                      ------------------------------
        TOTAL INTEREST INCOME              13,482           8,921

  INTEREST EXPENSE                         12,125           8,394
                                      ------------------------------

         NET INTEREST INCOME                1,357             527

OTHER INCOME:
  Guarantee fees                              525             324
  Gain on issuance of
mortgage-backed                               466               -
  securities, net
  Miscellaneous                               196              35
                                       ------------------------------
        TOTAL OTHER INCOME                  1,187             359

OTHER EXPENSES:
  Compensation and employee                   703             531
benefits
  Professional fees                           348             157
  Marketing and advertising                     7              11
  Insurance                                    59              51
  Rent                                         57              41
  Regulatory fees                              16              71
  Board of Directors fees and
meeting                                        90              88
  Expenses
  Administrative                              198              73
  Provision for losses                        180              21
                                      ------------------------------
        TOTAL OTHER EXPENSES                1,658           1,044
                                      ------------------------------

INCOME/(LOSS) BEFORE INCOME TAXES             886            (158)

Provision for income taxes                     28               -
                                      ------------------------------

NET INCOME/(LOSS)                     $       858          $ (158)
                                      ==============================

EARNINGS/(LOSS) PER SHARE:
  Class A and B Voting Common Stock
                                      $  0.09           $ (0.03)
  Class C Non-Voting Common Stock     $  0.26           $ (0.10)


                See accompanying notes to consolidated financial statements.



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                             Three Months Ended
                                                     ------------------------------------

                                                     March 31, 1997      March 31, 1996
                                                     ----------------    ----------------
                                                                 (unaudited)


 CASH FLOWS FROM
   OPERATING ACTIVITIES:
 Income (loss) from Operations                       $     858            $  (158)
 Adjustments to reconcile net loss to
   cash provided by operating activities:
 Amortization of premium on Farmer Mac I and II            684                 942
 Securities
 Discount Note amortization                              6,291               2,309
 Decrease in guarantee fees receivable                     185                 240
 Decrease in interest receivable                         3,540               5,988
 Increase  in Farmer Mac I and II payments receivable   (2,591)             (6,031)
 Increase in prepaid expenses and other assets            (304)               (113)
 Amortization and depreciation                              22                  45
 Decrease in accounts payable and accrued expenses        (217)                (25)
 Decrease in loans held for securitization               4,025                   -
 Decrease in accrued interest payable on Medium-Term
    Notes                                                 (461)             (1,731)
 Provision for losses on Farmer Mac I Program              180                  27
 Other                                                       -                 (20)
                                                     ----------------    ----------------
 Net cash provided by operating activities              12,212               1,473
                                                     ----------------    ----------------

 CASH FLOWS FROM
  INVESTING ACTIVITIES:
 Farmer Mac I and II purchases                         (18,583)            (15,033)
 Purchases of investments                             (429,484)            (11,645)
 Proceeds from maturity of investments                   3,406                 994
 Proceeds from Farmer Mac I and II principal            20,152              30,190
 repayments
 Purchases of office equipment                              (9)                 (3)
                                                     ----------------    ----------------
 Net cash used by investing activities                (424,518)              4,503
                                                     ----------------    ----------------

 CASH FLOWS FROM
  FINANCING ACTIVITIES:
 Proceeds from issuance of Medium-Term Notes            34,965                   -
 Payments to redeem Medium-Term Notes                   (9,240)            (29,280)
 Proceeds from issuance of Discount Notes            3,330,067             371,505
 Discount Notes redeemed                            (2,759,055)           (282,000)
 Repurchase of Class B Common Stock                     (1,396)                  -
 Proceeds from issuance of common stock                    702                   -
                                                     ----------------    ----------------
 Net cash provided by financing activities             596,043              60,225
                                                     ----------------    ----------------
                                                     ----------------
 Net increase in cash and cash equivalents             183,737              66,201
 Cash and cash equivalents at beginning of period       68,912               8,336
                                                     ================    ================
 Cash and cash equivalents at end of period          $ 252,649           $  74,537
                                                     ================    ================

 Supplemental  disclosures  of cash  flow  information:  Cash  paid  during  the three-month period for:
                Interest                             $     6,278          $  7,800
                Taxes                                         14                 -

                See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


Note 1.  Accounting Policies.

         (a)      Principles of Consolidation

      ......Financial  information  at and for the three  months ended March 31,
1997 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

         (b)  Reclassifications

            Certain reclassifications of the 1996 information were made to conform with the 1997 presentation.

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

                                      March 31, 1997         December 31, 1996
                                  -----------------------  ----------------------
                                                  (In Thousands)
Farmer Mac I                             $ 253,365              $  214,424
Farmer Mac II                            $  15,073              $   11,606

At March 31, 1997, the $253.4 million of Farmer Mac I Securities included $195.8 million of agricultural mortgage-backed securities ("AMBS") issued under Farmer Mac's expanded legislative authorities for which Farmer Mac bears the risk of first loss.


Note 3.   Commitments

             At March 31, 1997, Farmer Mac had committed to purchase $14.3 million of Qualified Loans through the Farmer Mac I cash window and had committed to sell forward $10.3 million of AMBS for settlements in April 1997.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

      Overview. Farmer Mac reported net income for the three months ended March 31, 1997 of $858 thousand, compared with a net loss of $158 thousand for the first quarter of 1996. Earnings per share for the first quarter of 1997 for Class A and B Voting Common Stocks were $0.09 and for Class C Non-Voting Common Stock were $0.26, compared with losses per share for the first quarter of 1996 of $0.03 for Class A and B Voting Common Stock and $0.10 for Class C Non-Voting Common Stock, as adjusted to reflect the 3-to-1 dividend and liquidation ratio applicable to each share of Class C Non-Voting Common Stock relative to each share of Voting Common Stock. The $1.0 million increase in net income from March 31, 1996 to March 31, 1997 was largely attributable to an increase in the issuance of Farmer Mac I Securities, resulting in a $466 thousand gain; an increase in the outstanding balance of Farmer Mac I and II Securities, resulting in an increase of $201 thousand in guarantee fee income; and an increase in interest income from cash and cash equivalents, investments and loans held for securitization.

      During  the  first  quarter  of  1997,  Farmer  Mac  continued  to  expand operations under its revised legislative authorities. Approximately $49.4 million of AMBS, backed by loans acquired through the cash window, were sold to capital markets investors, resulting in gains on sale commensurate with those from previous transactions. Approximately $38.0 million of guaranteed securities were sold in April 1997, with an additional $33.0 million scheduled for sale in May 1997.

      To date, Farmer Mac has approved and authorized 120 sellers from 24 states to submit loans for sale through the cash window and currently has under review another 20 applications. Management is continuing to expand the seller network by focusing its marketing initiatives on "super-regional" banks and non-traditional agricultural mortgage lenders, such as agricultural suppliers and mortgage bankers. Over $282.0 million of loans have been submitted to Farmer Mac for approval since the opening of the cash window in July 1996, of which approximately 27% have been securitized and sold, 14% have been purchased and are pending securitization, and 25% are in various stages of the pipeline. The remaining 33% of loans have been either denied by Farmer Mac for credit reasons or withdrawn by the seller/servicer.

      With the expanded seller network, both seller and geographic distribution continue to broaden. Only two sellers represent more than 10% each of the total principal balance of loans submitted for purchase through the cash window. Although the states comprising the Pacific region continue to provide the largest source of volume, the level of business from Mountain and Corn Belt states continues to increase.

      In addition to purchasing loans through the cash window, Farmer Mac is continuing to pursue with portfolio holders of agricultural loans the acquisition of loans through negotiated bulk purchases and swap transactions, although there can be no assurance that any such transactions actually will be consummated.

      During the first quarter of 1997, Farmer Mac also undertook a strategy to increase its presence in the capital markets, particularly the debt markets, in order to attract more investors to its debt and mortgage-backed securities and thereby improve the liquidity of its securities and reduce its borrowing and securitization costs. The Board and management believed that increasing Farmer Mac's presence in the capital markets would improve the pricing of its AMBS, and thereby enhance the attractiveness of the loan products offered through its programs for the benefit of agricultural lenders and borrowers. Since the implementation of the debt strategy, the Corporation has experienced a tightening of its AMBS spreads relative to other comparable agency securities and anticipates continued improvements in pricing as liquidity and investor recognition increase through the expanded debt issuances. The Corporation's eventual objective for the proceeds of its increased debt issuances is investment of those proceeds in Qualified Loans purchased under the Farmer Mac programs. During the phase-in of that objective, Farmer Mac will be investing a portion of those proceeds in high quality interest-earning assets, which have generated, and should continue to generate, increased interest income.

      Notwithstanding the increase in Farmer Mac's business activity and the significant improvements in its financial performance since the enactment of the legislative revisions to its statutory charter in early 1996, Farmer Mac still faces many challenges, particularly that of continuing to expand its business in the highly static market for agricultural and rural home mortgage loans. While the programs it operates are now more accessible to agricultural lenders and offer competitive loan rates and terms, they continue to receive only gradual acceptance in the agricultural lending community for a number of reasons that have been reported previously. For Farmer Mac to succeed over the long term through the realization of its business development and profitability goals, lenders must be convinced of the benefits of selling loans to Farmer Mac and must be willing to adapt their business practices to sell loans into the secondary market in significant volume.

      Set forth below is a discussion of certain specific items of the income statement and balance sheet.

      Net Interest Income. Net interest income totaled $1.4 million for the three months ended March 31, 1997, an $830 thousand increase from the three months ended March 31, 1996. The increase was largely attributable to an increase in the average balance of investments (primarily floating rate agency mortgage-backed securities and other short-term investments) and cash equivalents, a result of the implementation of Farmer Mac's expanded debt issuance strategy.

            Average Balances, Income and Expense, Yields and Rates. The following table presents, for the periods indicated, information regarding interest income on average interest-earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid. The average balances were calculated by averaging month-end balances.

                                                 Three Months Ended March 31,
                                   ---------------------------------------------------------
                                            1997                            1996

                                   ------------------------      ---------------------------
                                                    (Dollars in Thousands)

                                    Average    Income/  Average       Average   Income/ Average
                                    Balances   Expense   Rate         Balances  Expense   Rate
 Assets
 -------------------------------------------------------------------------------------------
 Interest-earning assets:
   Farmer Mac I and II Securities   $414,918  $ 7,381    7.12%          $410,884  $ 7,452  7.25%
   Investments and cash Equivalents  350,121    5,758    6.58%           123,444    1,469  4.76%
    Loans held for securitization     14,944      343    9.18%                 -      -

  --------------------------------------------------------------------------------------------
    Total interest-earning assets    779,983    13,482    6.91%           534,328    8,921  6.68%
  Other assets                        84,927                               13,565
                                     --------                            --------
                                    $864,910                             $547,893

 -------------------------------------------------------------------------------------------

 Liabilities and  Stockholders'
 Equity

   Interest-bearing liabilities:
     Debentures, notes and bonds,
       net                          $744,399$ 12,125   6.52%           $ 531,456  $ 8,394  6.32%
   Other liabilities                $ 78,184                               4,870

   Stockholders' equity               42,327                              11,567
 -------------------------------------------------------------------------------------------
                                    $864,910                           $ 547,893

 ----------------------------------------------------------      ---------------------------
 Net interest income/spread                $  1,357    .39%                      $ 527   0.36%
 ----------------------------------------------------------      ---------------------------
 Net yield on interest-earning
 assets                                                .70%                              0.40%

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

                                          Three Months Ended March 31, 1997
                                       Compared to Three Months Ended March 31,
                                                         1996
                                     ---------------------------------------------

                                              Increase or (Decrease) Due to
                                       Rate           Volume             Total
                                    ------------   --------------     ------------
                                                   (in thousands)
Income from interest-earning assets:
  Farmer Mac I and II Securities....  $  (146)         $  75            $   (71)
  Investments and cash equivalents..      739          3,550              4,289
  Loans held for securitization.....        -            343                343
                                    ------------   --------------     ------------
  Total income from
interest-earning assets.............      593          3,968              4,561
Expense on interest-bearing
liabilities.........................      270          3,461              3,731
                                    ------------     ------------   ------------
Change in net interest income.......  $   323        $   507            $   830
                                    ============   ==============    ============

      Interest income totaled $13.5 million for the three months ended March 31, 1997, a $4.6 million increase from the three months ended March 31, 1996. The increase was attributable to an increase in the average balance of investments and cash equivalents and loans held for securitization.

      Interest expense for the three months ended March 31, 1997 amounted to $12.1 million, an increase of $3.7 million from the three months ended March 31, 1996. The increase was largely attributable to an increase in the average outstanding balance of interest-bearing liabilities as a result of the implementation of Farmer Mac's expanded debt issuance strategy.

      Asset and Liability Management. In light of Farmer Mac's increased activity in the capital debt markets, Farmer Mac has begun to use off-balance sheet derivative financial instruments to manage its exposure to interest rate risk; such instruments are not used for trading or speculative purposes.
Off-balance sheet instruments primarily include interest rate contracts (interest rate swaps, caps, floors and corridors), futures and options with indices that directly correlate to on-balance sheet assets and liabilities. Interest rate swaps are contractual agreements between two parties for the exchange of periodic payments based on a notional principal amount and agreed upon rates that may be fixed or variable. Farmer Mac's interest rate swaps are executed in conjunction with specific debt issuances or asset purchases. These swaps, when combined with the underlying liability or asset, synthetically create debt and asset yields that produce lower effective debt costs or higher effective asset yields than those available through direct debt issuances or asset purchases. At March 31, 1997, Farmer Mac had $226.4 million in notional amount of derivatives outstanding, all of which represent interest rate swaps acquired for asset and liability management purposes.

      While derivative financial instruments reduce Farmer Mac's exposure to interest rate risk, they increase its exposure to credit risk. Credit risk arises from the possibility that a counterparty will be unable to perform according to the terms of the contract and is equal to the fair value gain on the instrument if the counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. Farmer Mac mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by using International Swaps and Derivatives Association documentation and by requiring the posting of securities as collateral under certain circumstances to reduce exposure. Collateral is delivered by either party when the fair value of a particular transaction on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.

      Other Income. Other income totaled $1.2 million for the three months ended March 31, 1997, an increase of $828 thousand from the three months ended March 31, 1996. Guarantee fee income increased $201 thousand from the three months ended March 31, 1996 to the three months ended March 31, 1997. The increase was primarily a result of the increased balance of outstanding guaranteed securities for the comparable period and the increased guarantee fee rate (to 50 basis points from 25 basis points) applicable to Farmer Mac I Securities issued under the revised legislative authorities. At March 31, 1997, Farmer Mac had $672.1 million of guaranteed securities outstanding as compared to $474.6 million as of March 31, 1996.

      The gain on issuance of mortgage-backed securities, net of related expenses, totaled $466 thousand for the three months ended March 31, 1997, a result of the issuance and sale of $49.4 million of AMBS during the quarter. No AMBS were issued in the first quarter of 1996.

      Miscellaneous income totaled $196 thousand for the three months ended March 31, 1997, as compared to $35 thousand for the three months ended March 31, 1996. The $161 thousand increase was largely attributable to the difference between the amount Farmer Mac had accrued for expenses related to the Western Farm Credit Bank (WFCB) litigation and the actual amount incurred during the 1997 first quarter in connection with the settlement of that litigation, which occurred in January 1997. No additional expenses will be incurred as a result of the settlement.

      Other Expenses. Other expenses totaled $1.7 million for the three months ended March 31, 1997, as compared to $1.0 million for the three months ended March 31, 1996. The $614 thousand increase in other expenses was attributable to increases in compensation and employee benefits, professional fees, administrative expenses and the provision for losses.

      Compensation and employee benefits increased $172 thousand from the three months ended March 31, 1996 to the three months ended March 31, 1997 because of an increase in staffing. Over that twelve-month period, Farmer Mac hired eight additional employees, primarily in the areas of business development and credit management, to assist with the development of a seller network and to manage the credit risk associated with the cash window program.

      Professional fees, comprised primarily of fees for the administration of the cash window program, for accounting and for legal services, increased $191 thousand from the three months ended March 31, 1996 to the three months ended March 31, 1997. This increase was largely attributable to costs associated with the administration of the cash window, primarily the credit underwriting of loans submitted for purchase thereunder, since the program was not in place in the first quarter of 1996. The remaining portion of the increase was attributable to increased accounting fees and the use of consultants to assist with the upgrade of Farmer Mac's computer software and hardware technology.

      Administrative expenses increased $125 thousand from the three months ended March 31, 1996 to the three months ended March 31, 1997, largely as a result of increases in telephone, postage and travel related expenses, all attributable to the implementation of the cash window.

      The provision for losses increased $159 thousand from the three months ended March 31, 1996 to the three months ended March 31, 1997, as a result of the issuance of the $237.2 million of AMBS since June 1996 for which Farmer Mac assumes the first risk of loss.

      Income tax expense. As a result of the utilization of net operating loss carryforwards, Farmer Mac's tax expense was limited to $28 thousand for the three months ended March 31, 1997.

Financial Condition and Capital

      At March 31, 1997, assets totaled $1.2 billion, as compared to $602.8 million at December 31, 1996. The increase was largely attributable to the implementation of the Corporation's expanded debt issuance strategy, resulting in a $609.7 million increase from December 31, 1996 to March 31, 1997 in cash and cash equivalents and investments, which were funded by Discount Notes with similar terms to maturity. Net proceeds of the debt issuances were used to increase Farmer Mac's investment and cash equivalents by a corresponding amount.

      At March 31, 1997, Farmer Mac had $1.1 billion of Discount Notes and Medium-Term Notes (net of unamortized debt issuance costs, discounts and premiums) outstanding, as compared to $546.3 million at December 31, 1996. This $603.0 million increase was the result of the implementation of Farmer Mac's debt issuance strategy. During the first three months of 1997, Farmer Mac issued $3.3 billion of Discount Notes and $35.0 million of Medium-Term Notes and redeemed $2.8 billion of Discount Notes and $9.2 million of Medium-Term Notes.

      Farmer Mac maintains an allowance for loan losses to cover anticipated losses under the Farmer Mac I Program. At March 31, 1997, the allowance for losses on guaranteed securities held in portfolio and those sold to investors totaled $835 thousand, compared to $655 thousand at December 31, 1996. The Farmer Mac I and II Securities are shown net of their applicable allowance of $351 thousand at March 31, 1997, representing an increase of $13 thousand from year-end 1996; the allowance for Farmer Mac Guaranteed Securities sold to investors was $484 thousand at March 31, 1997, representing an increase of $167 thousand from year-end 1996. This $167 thousand increase was attributable to the issuance of $49.4 million of AMBS (as to which Farmer Mac bears the risk of first loss).

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

      At March 31, 1997, loans that were 90 days or more past due, loans that were in foreclosure or bankruptcy and loans that had been foreclosed upon and the related mortgaged property not yet liquidated ("REO Property") represented 0.4% of the principal amount of all loans underlying Farmer Mac Guaranteed Securities. Management believes that no losses will be incurred by Farmer Mac as a result of the loans in foreclosure or the REO Property because of the existence of the 10% subordinated interests with respect to the related securities.

      At March 31, 1997, Farmer Mac's stockholders' equity totaled $47.2 million, an increase of $15 thousand from December 31, 1996. The minimal increase in stockholders' equity was attributable to certain transactions that affected stockholders' equity during the first quarter. As part of the settlement of the WFCB litigation, Farmer Mac repurchased (and subsequently canceled) 93,100 shares of Class B common stock; issued 18,784 shares of Class C common stock to WFCB pursuant to the exercise of warrants previously issued to WFCB; and was repaid the $557 thousand note receivable from WFCB with interest. At March 31, 1997 and December 31, 1996, Farmer Mac's regulatory required minimum capital was $27.9 million and $7.4 million, respectively, compared with actual capital of $47.2 million for both periods.

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

Item 3.            Defaults upon Senior Securities.

   Not applicable.

Item 4.            Submission of Matters to a Vote of Stockholders.
                  ------------------------------------------------

   Not applicable.

Item 5.             Other Information.

   None.

Item 6           Exhibits and Reports on Form 8-K.

      (a)...Exhibits.

  (a)   Exhibits.
                                    Description

*     3.1      -  Title VIII of the Farm Credit Act of 1971,  as most  recently amended by the Farm Credit System Reform  Act of 1996, P.L.
                  104-105 (Form 10-K filed March 29, 1996).

**    3.2      -  Amended and restated Bylaws of the Registrant (Form 10-K filed March 27, 1997).

+*    10.1     -  Stock Option Plan (Previously filed as Exhibit 19.1 to Form
                  10-Q filed August 14, 1992).

+*    10.1.1   -  Amendment No. 1 to Stock Option Plan (Previously  filed as
                  Exhibit 10.2 to Form 10-Q filed August 16, 1993).





*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*     10.1.2 -  1996 Stock Option Plan (Form 10-Q filed August 14, 1996).

+*     10.2   -  Employment  Agreement dated May 5, 1989 between Henry D.
                 Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

+**   10.1.3  -  1997 Stock Option Plan.

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

*             99.1  Map  of  U.S.   Department  of  Agriculture  (USDA)  Regions
              (Previously  filed as  Exhibit  1.1 to Form  10-K  filed  April 1,
              1991).

   (b)      Reports on Form 8-K.

      The Registrant has not filed any reports on Form 8-K on March 11, 1997, to include a press release announcing its financial results for the year ended December 31, 1996.




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