Form 10-Q
period 1997-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1997-08-14
CIK 845877

As filed with the Securities and Exchange Commission on
------------------------------------------------------------------------------
                               August 14, 1997

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.         Commission File Number
0-17440

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

        919 18th Street, N.W., Suite 200
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

      As of August 11, 1997, there were 992,750 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, and 2,677,681 shares of Class C Non-Voting Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

      The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Such interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods presented. These condensed financial statements should be read in conjunction with the audited 1996 financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

      The following information concerning Farmer Mac's financial statements is included herein.



Consolidated Balance Sheets at June 30, 1997 and December 31, 1996 ...3
Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996 .....................................4
Consolidated Statements of Cash Flows for the six months ended
    June 30, 1997 and 1996 ...........................................5


--------------------------------------------------------------------------------------------------
                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
--------------------------------------------------------------------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                                          June 30,              December 31,
                                                            1997                    1996
                                                      ------------------        ------------------
                                                         (unaudited)
 ASSETS:
   Cash and cash equivalents........................    $   324,018              $  68,912
   Interest receivable..............................         16,535                 14,821
   Guarantee fees receivable........................            902                    745
   Loans held for securitization....................         28,625                 12,999
   Investments......................................        606,844                 85,799
   Farmer Mac I and II Securities, net..............        427,584                416,501
   Farmer Mac I and II payments receivable..........          2,132                  2,421
   Prepaid expenses and other assets................          1,801                    568
                                                       =================        ==================
       TOTAL ASSETS.................................     $1,408,441              $ 602,766
                                                       =================        ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 LIABILITIES:
   Debentures, notes and bonds, net:
         Due within one year........................     $1,068,403              $ 261,054
         Due after one year.........................        279,945                285,238
   Accrued interest payable.........................          7,975                  7,231
   Accounts payable and accrued expenses............          2,525                  1,721
   Allowance for sold Farmer Mac I Securities ......            812                    317
                                                       -----------------        ------------------
       TOTAL LIABILITIES............................      1,359,660                555,561
                                                       -----------------        ------------------


 STOCKHOLDERS' EQUITY
  Common stock:
   Class A Voting, $1 par value, 2,000,000 shares
   authorized, 991,450 and 990,000 shares issued and
   outstanding at June 30, 1997 and
   December 31, 1996, respectively .............................991                    990
   Class B Voting, $1 par value, 2,000,000 shares
   authorized, 500,301 and 593,401 shares issued
   and outstanding at June 30, 1997 and
   December 31, 1996, respectively .............................500                    593
   Class C Non-Voting, $1 par value, 4,000,000
   shares authorized, 2,677,681 and 2,658,897 shares
   issued and outstanding at June 30, 1997 and
   December 31, 1996 .........................................2,678                  2,659
  Additional paid in capital ................................52,541                 52,513
  Note receivable for purchase of stock .....................     -                   (557)
  Unrealized gain on securities available-for-sale ..........   395                    329
  Accumulated deficit ...................................... (8,324)                (9,322)
                                                       -----------------        ------------------
       TOTAL STOCKHOLDERS' EQUITY .......................... 48,781                 47,205
                                                       -----------------        ------------------

 TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                     $ 1,408,441              $ 602,766
                                                       =================        ==================

      See accompanying notes to consolidated financial statements.



=============================================================================================
                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
=============================================================================================
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Amounts)

                                Three Months Ended June 30,      Six Months Ended June 30,
                               ------------------------------  -------------------------------
                               ------------------------------  -------------------------------
                                    1997           1996             1997           1996

                               ------------------------------  -------------------------------
                                 (unaudited)    (unaudited)     (unaudited)     (unaudited)

INTEREST INCOME:
 Investments and cash ......... $ 13,334       $  1,997        $  19,092        $  3,466
   equivalents
 Farmer Mac I and II ..........    7,467          7,812           14,847          15,265
   Securities
  Loans held for ..............      501              -              844               -
   securitization
                               ------------------------------  -------------------------------
    TOTAL INTEREST INCOME .....   21,302          9,809           34,783          18,731


 INTEREST EXPENSE .............   19,474          9,027           31,599          17,422
                               ------------------------------  -------------------------------

    NET INTEREST INCOME .......    1,828            782            3,184           1,309

OTHER INCOME:
  Guarantee fees ..............      607            328            1,132             652
  Gain on issuance of
    mortgage-backed ...........    1,053            913            1,519             913
    securities, net
  Miscellaneous ...............       21             16              217              51
                                  ------------------------------  ----------------------------

    TOTAL OTHER INCOME ........    1,681          1,257            2,868           1,616
                                   ------------------------------  ---------------------------


OTHER EXPENSES:
  Compensation and employee ...   1,005            629            1,708           1,160
    benefits
  Professional fees ...........     341            196              689             352
  Insurance ...................      59             54              118             105
  Rent ........................      55             34              112              75
  Regulatory fees .............      16             71               31             143
  Board of Directors fees
    and meeting expenses ......      89             80              179             168
  Administrative ..............     262            105              468             188
  Provision for losses ........     340            120              520             142
                               ------------------------------  ------------------------------

    TOTAL OTHER EXPENSES ......   2,167          1,289            3,825           2,333
                               ------------------------------  ------------------------------

INCOME BEFORE INCOME TAXES ....   1,342            750            2,227             592

Provision for income taxes ....      36              -               63               -
                               ------------------------------  -------------------------------

NET INCOME                      $ 1,306        $   750         $  2,164        $    592
                               ==============================  ===============================

EARNINGS PER SHARE
 Classes A and B Voting        $  0.13        $  0.14         $  0.22         $  0.12
   Common Stock
 Class C Non-Voting Common     $  0.39        $  0.43         $  0.65         $  0.35
   Stock


                See accompanying notes to consolidated financial statements.



========================================================================================

========================================================================================

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                              Six Months Ended
                                                     ------------------------------------
                                                     ------------------------------------
                                                      June 30, 1997             June 30, 1996
                                                     ----------------           ----------------
                                                       (unaudited)              (unaudited)

 CASH FLOWS FROM
   OPERATING ACTIVITIES:
 Income from Operations ............................ $  2,164                   $      592
 Adjustments to reconcile net income
   to cash provided by operating activities:
 Amortization of premium on Farmer Mac I and
   II Securities ...................................    1,641                        1,844
 Discount Note amortization ........................    19,415                       5,355
 (Increase) decrease in guarantee fees .............      (157)                        104
   receivable
 (Increase) decrease in interest receivable ........    (1,715)                        718
 Decrease (increase) in Farmer Mac I and II ........       289                        (358)
   payments receivable
 (Increase) decrease in prepaid expenses and .......    (1,205)                         55
   other assets
 Amortization and depreciation .....................        60                          46
 Increase in accounts payable and accrued ..........       804                         735
   expenses
 Increase in loans held for securitization .........   (15,626)                          -
 Increase (decrease) in accrued interest payable ...       744                        (907)
 Provision for losses ..............................       520                         142
 Other .............................................        (2)                          -
                                                     ----------------           ----------------
 Net cash provided by operating activities .........     6,932                       8,326
                                                     ----------------           ----------------

 CASH FLOWS FROM
  INVESTING ACTIVITIES:
 Farmer Mac I and II purchases .....................   (42,778)                    (34,417)
 Purchases of investments ..........................  (549,447)                    (15,554)
 Proceeds from maturity of investments .............    28,471                      22,782
 Proceeds from Farmer Mac I and II principal .......    30,030                      45,208
   repayments
 Purchases of office equipment .....................       (49)                        (12)
                                                     ----------------           ----------------
 Net cash (used)/provided by investing activities ..  (533,773)                     18,007
                                                     ----------------           ----------------

 CASH FLOWS FROM
  FINANCING ACTIVITIES:
 Proceeds from issuance of Medium-Term Notes .......    54,960                       9,983
 Payments to redeem Medium-Term Notes ..............   (18,740)                    (49,580)
 Proceeds from issuance of Discount Notes ..........10,325,836                     815,032
 Discount Notes redeemed ...........................(9,579,455)                   (780,000)
 Repurchase of Class B Common Stock ................    (1,396)                          -
 Proceeds from issuance of common stock ............       742                       2,611
                                                     ----------------           ----------------
 Net cash provided/(used) by financing activities ..     781,947                    (1,954)
                                                     ----------------           ----------------

 Net increase in cash and cash equivalents .........     255,106                    24,379
 Cash and cash equivalents at beginning of period ..      68,912                     8,336
                                                     ----------------           ----------------
 Cash and cash equivalents at end of period ........ $   324,018                $   32,715
                                                     ================           ================

 Supplemental  disclosures  of cash  flow  information:
   Cash  paid  during  the six-month period for:
            Interest                                $     11,539                $   12,943
            Taxes                                   $         34                $        -



             See accompanying notes to consolidated financial statements.

================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                   (unaudited)

Note 1.  Accounting Policies.

         (a)      Principles of Consolidation

            Financial information at and for the three and six months ended June 30, 1997 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

         (b)      Earnings Per Share


            Earnings per share are computed using the weighted average number of common shares outstanding, including the fully dilutive effect of common stock equivalents and the effect of the 3-to-1 dividend and liquidation rights ratio applicable to each share of Class C Non-Voting Common Stock relative to each share of Voting Common Stock. The following table sets forth the weighted average shares outstanding for the periods indicated.


                                 Three Months Ended     Six Months Ended June
                                      June 30,                   30,
                               -----------------------  -----------------------
                               1997        1996         1997        1996
                               -----------------------  ----------- -----------
                                               (In Thousands)


Class A Voting Common Stock           991        958           991         814
Class B Voting Common Stock           500        593           515         581
Class C Non-Voting Common Stock     2,846      1,218         2,847       1,211


         (c)      Reclassifications

            Certain reclassifications of the 1996 information were made to conform with the 1997 presentation.

Note 2.  Off-Balance Sheet Farmer Mac Guaranteed Securities.

         Farmer Mac issues guarantees in the normal course of business to fulfill its statutory purpose of increasing liquidity for agricultural mortgage lenders. Farmer Mac guarantees the timely payment of principal and interest on securities issued under the Farmer Mac I and Farmer Mac II Programs. The following table sets forth the outstanding principal balances of Farmer Mac Guaranteed Securities issued under the Farmer Mac I and II Programs and not held in its portfolio.

                                  June 30, 1997      December 31, 1996
                               --------------------  -------------------
                                        (Dollars in Thousands)

Farmer Mac I                      $ 319,084                  $ 214,424
Farmer Mac II                     $  18,029                  $  11,606



     At June 30, 1997, the $319.1 million of Farmer Mac I Securities included $266.8 million of agricultural mortgage-backed securities ("AMBS") issued under Farmer Mac's expanded legislative authorities for which Farmer Mac bears the risk of first loss. The remaining Farmer Mac I Securities were issued prior to the 1996 enactment of the Corporation's revised legislative authorities and are supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the securities. The loans underlying the Farmer Mac II Securities are backed by the "full faith and credit" of the United States by virtue of the USDA guarantee of principal and interest on such loans. For further information regarding outstanding Farmer Mac Guaranteed Securities, including those held in portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supplemental Information."


Note 3.  Commitments.


     At June 30, 1997,  Farmer Mac had  committed to purchase  $10.2  million of
Qualified Loans through the Farmer Mac I cash window. With respect to outstanding commitments to purchase Qualified Loans and the $28.6 million in loans held for securitization at June 30, 1997, Farmer Mac had committed to sell forward $26.5 million of AMBS for future settlement. The $12.3 million net purchase position at June 30, 1997, consisted of adjustable-rate and fixed-rate loans. The Corporation manages interest-rate risk related to the fixed-rate loans not offset by forward sale commitments through off-balance sheet derivative financial instruments, such as futures contracts, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Asset and Liability Management." For
information regarding commitments entered into during the period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supplemental Information."
Note 4.  Interest Rate Swaps and Hedge Instruments.

     Interest rate swaps are entered into with the express intent of synthetically creating interest-earning assets and debt instruments. As such, the net differential received or paid is recorded as an adjustment to interest income or expense on the associated assets or liabilities on an accural basis.

     Futures contracts are used to manage interest-rate risk exposure related to commitments to purchase Qualified Loans and loans held for securitization. Futures contracts that are designated to and that substantially offset changes in the value of the hedged loans are marked-to-market with the unrealized gains or losses deferred as an adjustment to the cost basis of the loans. When the futures contracts are terminated, the realized gains or losses are deferred and amortized over the lives of the hedged loans. Gains and losses on futures contracts that do not substantially offset changes in the value of the hedged loans are recognized currently. Substantial offset of changes in the value of the hedged loan is deemed to occur when the change in the value of the futures contract offsets 80% to 125% of the change in value of the loan.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Forward Looking Statements

      Farmer Mac regularly communicates information concerning its business activities to investors, securities analysts, the news media and others as part of its normal operations. Some of these communications include forward looking statements pertaining to management's current expectations as to Farmer Mac's future business plans, results of operations and/or financial condition. Forward looking statements are typically accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. Management's expectations for the Corporation's future necessarily involve a number of assumptions and estimates and various factors could cause actual results to differ materially from these expectations.

     The following management's discussion and analysis includes forward looking statements addressing the Corporation's prospects for earnings, loan volume and securitization growth; trends in net interest income and provision for losses; changes in capital position; and other business and financial matters. Among the factors that could cause actual results to differ from the expectations expressed herein are the following: substantial changes in interest rates, agricultural land values, commodity prices and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; legislative or regulatory restrictions on Farmer Mac's investment authority; the availability of debt funding in sufficient quantities and at attractive spreads to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans to Farmer Mac; the willingness of investors to invest in agricultural mortgage-backed securities versus other investments; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; the imposition of significant risk-based capital requirements; or changes in the Corporation's status as a government-sponsored enterprise.

     Given the foregoing potential risks and uncertainties, no undue reliance should be placed on any forward looking statements expressed herein. Furthermore, Farmer Mac undertakes no obligation to publicly release the result of revisions to any forward looking statements that may be made to reflect any future events or circumstances.

Results of Operations


     Overview. Farmer Mac's net income for the six months ended June 30, 1997 was $2.2 million, an increase of $1.6 million as compared to net income of $0.6 million for the six months ended June 30, 1996. For the three months ended June 30, 1997, Farmer Mac's net income was $1.3 million, a $0.5 million increase as compared to $0.8 million for the three months ended June 30, 1996. The increases in net income were largely attributable to an increase in: net interest income, principally resulting from the growth in cash and cash equivalents, investments and loans held for securitization; an increase in the gain on issuance of mortgage-backed securities; and an increase in guarantee fee income resulting from increased guarantee fee rates and an increase in the outstanding balance of Farmer Mac I and II Securities.

     Earnings per share for the six months ended June 30, 1997 for Classes A and B Voting Common Stock were $0.22 and for Class C Non-Voting Common Stock were $0.65, compared with earnings per share for the six months ended June 30, 1996 of $0.12 for Classes A and B Voting Common Stock and $0.35 for Class C Non-Voting Common Stock, as adjusted to reflect the 3-to-1 dividend and liquidation rights ratio applicable to each share of Class C Non-Voting Common Stock relative to each share of Voting Common Stock. Earnings per share for the three months ended June 30, 1997 for Classes A and B Voting Common Stock were $0.13 and for Class C Non-Voting Common Stock were $0.39, compared with earnings per share for the three months ended June 30, 1996 of $0.14 for Classes A and B Voting Common Stock and $0.43 for Class C Non-Voting Common Stock, as adjusted.

      During  the  second  quarter  of 1997,  Farmer  Mac  continued  to  expand operations under its revised legislative authorities. Approximately $71.6 million of AMBS, backed by loans acquired through the cash window, were sold to capital market investors. An additional $20.7 million of AMBS were sold in July 1997, with an additional $22.6 million committed for sale in September 1997.

     To date, Farmer Mac has approved and authorized 131 sellers based in 24 states to submit loans for sale through the cash window and currently has under review an additional 30 applications. Farmer Mac is continuing to expand its seller network by focusing its marketing initiatives on regional banks and non-traditional agricultural mortgage lenders, such as agricultural suppliers and mortgage bankers. In the former regard, Farmer Mac recently approved Glendale Federal Bank, FSB and Wells Fargo Bank, N.A. as Farmer Mac sellers. Both entities are large, California-based financial institutions whose participation should expand the network of Farmer Mac sellers into the communities they serve and increase the number of outlets offering Farmer Mac Qualified Loans. Farmer Mac is currently working with several other large financial institutions to secure their participation in its program.

      Both seller and geographic distribution continue to broaden with the expanding seller network. As of June 30, 1997, only two sellers each represented 10% or more of the total principal balance of loans submitted for purchase through the cash window, with no one seller accounting for more than 11% of cash window volume. Although the states comprising the Pacific region continue to provide the largest source of volume, the relative level of business from Mountain and Corn Belt states is steadily increasing.

      Since the opening of the cash window in July 1996, over $345.8 million of loans have been submitted to Farmer Mac for approval, of which approximately 38% ($130.7 million) have been securitized and sold, 8% ($26.6 million) have been purchased and are pending securitization, and 17% ($59.1 million) are in various stages of the pipeline. The remaining 37% ($129.4 million) of loans have been either denied by Farmer Mac for credit reasons or withdrawn by the seller/servicer.

      In addition to purchasing loans through the cash window, Farmer Mac is continuing to discuss and negotiate with portfolio holders of agricultural loans regarding the acquisition of loans through outright purchases or in exchange for Farmer Mac-guaranteed securities, although no such transactions have been consummated to date.

     In early 1997, Farmer Mac undertook a strategy to increase its presence in the capital markets, particularly the debt markets, in order to attract more investors to its debt and mortgage-backed securities and thereby improve the liquidity of its securities and reduce its borrowing and securitization costs. In implementing this debt strategy, the Board and management believed that increasing Farmer Mac's presence in the capital markets would improve the pricing of its AMBS, and thereby enhance the attractiveness of the loan products offered through its programs for the benefit of agricultural lenders and borrowers. Since the strategy's implementation, the Corporation has experienced a tightening of its AMBS spreads relative to other comparable agency securities and anticipates continued improvements in pricing as liquidity and investor recognition increase through the expanded debt issuances. The Corporation's eventual objective for the proceeds of its increased debt issuances is investment of those proceeds in Qualified Loans purchased under the Farmer Mac programs. During the phase-in of that objective, Farmer Mac will be investing a portion of those proceeds in high quality, short-term and longer-term floating-rate interest-earning assets, which have generated, and should continue to generate, increased net interest income. Changes in interest rates or restrictions on the Corporation's authorized investments, as well as the availability of debt funding, could adversely affect improvements in pricing and cause results to differ from management's expectations.

      Notwithstanding the increase in Farmer Mac's business activity and the improvements in its financial performance since the enactment of the legislative revisions to its statutory charter in early 1996, Farmer Mac still faces many challenges, particularly that of continuing to expand its business in the highly static market for agricultural and rural home mortgage loans. While the programs it operates are now more accessible to agricultural lenders and offer competitive loan rates and terms, they continue to receive only gradual acceptance in the agricultural lending community for a number of reasons that have been reported previously. For Farmer Mac to succeed over the long term in realizing its business development and profitability goals, lenders must be convinced of the benefits of selling loans to Farmer Mac and must be willing to adapt their business practices to sell loans into the secondary market in significant volume.

      Set forth below is a discussion of certain specific items of the income statement and balance sheet.


      Average Balances, Income and Expense, Yield and Rates. The following table provides, for the periods indicated, information regarding interest-earning assets and interest-bearing liabilities.


                                                  Six Months Ended June 30,
                                   ---------------------------------------------------------
                                            1997                            1996
                                    ------------------------      ---------------------------
                                                    (Dollars in Thousands)
                                   Average Income/ Average       Average   Income/ Average

                                   BalancesExpense Yield/Rate    Balances  Expense Yield/Rate

 Assets
 -------------------------------------------------------------------------------------------
 Interest-earning assets:
   Farmer Mac I and II ....... $ 417,265    $ 14,847   7.12%       $ 407,425  $ 15,265   7.49%
     Securities
   Investments and cash          586,005      19,092   6.52%         141,719     3,466   4.89%
     equivalents
   Loans held for                 19,195         844   8.79%
     securitization
--------------------------------------------------------------------------------------------
   Total interest-earning ....$1,022,465    $ 34,783   6.80%         549,144  $ 18,731   6.82%
     assets
  Other assets ...............    55,589                              27,928
 -------------------------------------------------------------------------------------------
 .............................$1,078,054                           $ 577,072
 ===========================================================================================
 Liabilities and  Stockholders' Equity
 -------------------------------------------------------------------------------------------
   Interest-bearing liabilities:
     Debentures, notes and
       bonds, net ............$  997,998    $ 31,599   6.33%       $ 543,608  $ 17,422   6.41%
   Other liabilities .........    35,180                              20,709
   Stockholders'equity .......    44,876                              12,755
 -------------------------------------------------------------------------------------------
 .............................$1,078,054                           $ 577,072

 ===========================================================================================
 Net interest income/spread ..             $  3,184    .47%                   $ 1,309    .41%
 ===========================================================================================
 Net yield on ................                         .62%                              .48%
   interest-earning assets
 ===========================================================================================

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


                                            Six Months Ended June 30, 1997
                                      Compared to Six Months Ended June 30, 1996
                                     ---------------------------------------------
                                           Increase or(Decrease) Due to
                                       Rate           Volume             Total
                                    ------------   --------------     ------------
                                                   (in thousands)

Income from interest-earning assets:
  Farmer Mac I and II Securities    $ (804)          $    386            $  (418)
  Investments and cash equivalents   1,497             14,129             15,626
  Loans held for securitization          -                844                844
                                    ------------   --------------     ------------
  Total income from                    693             15,359             16,052
    interest-earning assets
Expense on interest-bearing           (208)            14,385             14,177
   liabilities                      ------------   --------------     ------------
Change in net interest income      $   901          $     974           $  1,875
                                    ============   ==============     ============



     Net Interest Income. Net interest income totaled $3.2 million for the six months ended June 30, 1997 compared to $1.3 million for the same period in 1996. The $1.9 million increase was due to an increase in the average balance of interest-earning assets combined with an increase in net interest yield. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of investments and cash equivalents resulting from the implementation of Farmer Mac's expanded debt issuance strategy. The increase in net interest yield was due to a shift in the composition of the investment portfolio from short-term, highly liquid investments to longer-term floating-rate investments which generally have higher spreads. The shift toward longer-term investments was primarily attributable to growth in floating-rate agency securities.

     Net interest income totaled $1.8 million for the three months ended June 30, 1997, a $1.0 million increase from the $0.8 million for the three months ended June 30, 1996. The increase was due to an increase in the average balance of the interest-earning assets and related net interest yield, as discussed above.

     Asset and Liability Management. Farmer Mac enters into off-balance sheet derivative financial instruments, primarily interest rate swaps, as an end-user and not for trading or speculative purposes. In light of Farmer Mac's increased activity in the capital debt markets, Farmer Mac has begun to use interest rate swaps to synthetically create debt instruments and interest-earning assets. Interest rate swaps are contractual agreements between two parties for the exchange of periodic payments based on a notional principal amount and agreed upon rates that may be fixed or variable. These swaps, when combined with the underlying liability or asset, synthetically create debt and asset yields that should produce lower effective debt costs or higher effective asset yields than those available through direct debt issuances or asset purchases. At June 30, 1997, Farmer Mac had $245.0 million in notional amount of interest rate swaps outstanding.

      To a lesser extent, the Corporation uses off-balance sheet derivative financial instruments to reduce its exposure to interest-rate risk related to outstanding commitments to purchase Qualified Loans. From the time Farmer Mac issues a commitment to purchase a Qualified Loan until those Qualified Loans are securitized, Farmer Mac is subject to the risk that interest rate changes during that period may materially affect the value of those Qualified Loans. To mitigate that risk, the Corporation enters into forward sale commitments and futures contracts. As of June 30, 1997, Farmer Mac had entered into forward sale commitments and futures contracts totaling $26.5 million and $400 thousand, respectively.

      While derivative financial instruments reduce Farmer Mac's exposure to interest-rate risk, they increase its exposure to credit risk. Credit risk arises from the possibility that a counterparty will be unable to perform according to the terms of the contract and is equal to the fair value gain on the instrument if the counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. Farmer Mac mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by using International Swaps and Derivatives Association documentation and by requiring the posting of securities as collateral under certain circumstances to reduce exposure. Collateral is delivered by either party when the fair value of a particular transaction on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.


     Other Income. Other income totaled $2.9 million for the six months ended June 30, 1997, an increase of $1.3 million from the six months ended June 30, 1996. The increase was primarily due to an increase in guarantee fee income and gain on the issuance of mortgage-backed securities. Guarantee fees totaled $1.1 million for the six months ended June 30, 1997, an increase of $480 thousand from the six months ended June 30, 1996. This increase resulted from an increase in the balance of outstanding guaranteed securities for the comparable period and the increased guarantee fee rate (to 50 basis points from 25 basis points) applicable to Farmer Mac I Securities issued under the revised legislative authorities. At June 30, 1997, Farmer Mac had $755.1 million of guaranteed securities outstanding (including Farmer Mac I and II Securities held in portfolio) as compared to $598.4 million at June 30, 1996. Of those amounts, $266.8 million and $120.7 million were issued under the revised authorities as of June 30, 1997 and June 30, 1996, respectively.

     The gain on issuance of mortgage-backed securities totaled $1.5 million and $0.9 million, respectively, for the six months ended June 30, 1997 and 1996, resulting from the issuance of $121.0 million and $120.7 million of AMBS during the six months ended June 30, 1997 and 1996. The gain on issuance for the six months ended June 30, 1996 is net of accrued expenses related to a dispute with Western Farm Credit Bank ("WFCB"), which was subsequently resolved.

      For the three months ended June 30, 1997, other income totaled $1.7 million, an increase of $0.4 million from the three months ended June 30, 1996. The increase was primarily attributable to an increase in guarantee fees, as discussed above.


     Other Expenses. Other expenses totaled $3.8 million and $2.2 million, respectively, for the six and three months ended June 30, 1997, as compared to $2.3 million and $1.3 million for the six and three months ended June 30, 1996. The increases over the six and three month comparable periods were due to
increases  in   compensation   and   employee   benefits,   professional   fees,
administrative expenses and the provision for losses resulting from the continued implementation of Farmer Mac's 1996 legislative authorities and increased cash window activity. The increase in compensation and employee benefits, the principal component of other expenses, was also due to annual incentive compensation paid to senior management in the second quarter of 1997.


     Income Tax Expense. As a result of the utilization of net operating loss carryforwards, Farmer Mac's tax expense was limited to $63 thousand and $36 thousand for the six and three months ended June 30, 1997, respectively. No income tax expense was recognized during the six or three months ended June 30, 1996.

Financial Condition and Capital

     At June 30, 1997, assets totaled $1.4 billion, as compared to $602.8 million at December 31, 1996. The increase was largely attributable to the implementation of the Corporation's expanded debt issuance strategy, resulting in a $776.2 million increase from December 31, 1996 to June 30, 1997 in cash and cash equivalents and investments, which were funded by Discount Notes with similar terms to maturity or rate resets.


      At June 30, 1997, Farmer Mac had $1.3 billion of Discount Notes and Medium-Term Notes (net of unamortized debt issuance costs, discounts and premiums) outstanding, as compared to $546.3 million at December 31, 1996. This $802.1 million increase was the result of the implementation of Farmer Mac's debt issuance strategy. During the first six months of 1997, Farmer Mac issued $10.3 billion of Discount Notes and $55.0 million of Medium-Term Notes and redeemed $9.6 billion of Discount Notes and $18.7 million of Medium-Term Notes.


     Farmer Mac maintains an allowance for loan losses to cover anticipated losses under the Farmer Mac I Program. At June 30, 1997, the allowance for losses on guaranteed securities held in portfolio and those sold to investors totaled $1.2 million, compared to $0.7 million at December 31, 1996. The Farmer Mac I Securities held in portfolio are shown net of their applicable allowance of $0.4 million at June 30, 1997. The allowance for Farmer Mac I Securities sold to investors was $0.8 million at June 30, 1997, representing an increase of $0.5 million from year-end 1996. This increase was attributable to an increase in the outstanding balance of AMBS (as to which Farmer Mac bears the risk of first loss) sold to investors.

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

      At June 30, 1997, loans that were 90 days or more past due and loans that were in foreclosure or bankruptcy represented 0.1% of the principal amount of all loans underlying Farmer Mac Guaranteed Securities. Management believes that no losses will be incurred by Farmer Mac on these loans because of the existence of the 10% subordinated interests with respect to the related securities. For further information on delinquencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supplemental Information."

      At June 30, 1997, Farmer Mac's stockholders' equity totaled $48.8 million, an increase of $1.6 million from December 31, 1996. Certain transactions related to the settlement with WFCB, which affected stockholders' equity during the first half of 1997, included: the repurchase (and subsequent cancellation) of 93,100 shares of Class B Voting Common Stock; the issuance of 18,784 shares of Class C Non-Voting Common Stock to WFCB pursuant to the exercise of warrants previously issued to WFCB; and the repayment of the $557 thousand note receivable due from WFCB with interest. Farmer Mac also commenced a direct stock purchase program to offer approximately 100,000 shares of Class A Voting Common Stock to interested eligible investors pursuant to which approximately 1,450 shares had been issued at June 30, 1997. By statute, Farmer Mac's Class A Voting Common Stock can only be held by banks, insurance companies and other financial entities that are not members of the Farm Credit System.


      At June 30, 1997 and December 31, 1996, Farmer Mac's regulatory required minimum capital was $33.2 million and $7.4 million, respectively, compared with actual capital of $48.8 million and $47.2 million.

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

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the disclosure of basic earnings per share, calculated as net income divided by the weighted average shares outstanding, in addition to diluted earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997.

     In addition, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. SFAS No. 130 requires companies to report comprehensive income in the financial statements. Comprehensive income includes net income and other changes in stockholders' equity from nonowner sources, such as unrealized gains or losses on available-for-sale securities. SFAS No. 131 requires public companies to report certain information about operating segments. These Statements are effective for fiscal years beginning after December 15, 1997.

     Management believes that the adoption of these Statements will not have a material effect on Farmer Mac's financial results.

Supplemental Information


     The following tables set forth quarterly activity regarding: mandatory commitments to purchase loans; purchases of loans; AMBS issuances; delinquencies; and outstanding guaranteed securities issued under the Farmer Mac I and II Programs.


                        Mandatory Commitments to Purchase Loans
----------------------------------------------------------------------------------------
                                (Dollars in Thousands)
----------------------------------------------------------------------------------------
                              Fixed-Rate Loans
                   ----------------------------------------
For the                                                        1,3 and 5
quarter ended:       15 Year       7 Year        5 Year        Year ARMs       Total
                                   Balloon       Balloon
                   ------------  ------------  ------------   ------------  ------------

June 30, 1997     $  19,196      $  2,485     $  54,980       $   9,283     $  85,944
March 31, 1997       37,471             -        14,234           3,325        55,030
December 31, 1996    15,417             -        11,693               -        27,110
September 30, 1996   13,457             -         7,986               -        21,443
                   ------------ ------------  ------------   ------------  ------------
                   $ 85,541      $  2,485     $  88,893        $ 12,608      $189,527


                                  Purchases of Loans
----------------------------------------------------------------------------------------
                                (Dollars in Thousands)
----------------------------------------------------------------------------------------
                              Fixed-Rate Loans
                   ----------------------------------------
For the                                                        1,3 and 5
quarter ended:       15 Year       7 Year        5 Year        Year ARMs       Total
                                   Balloon       Balloon
                   ------------  ------------  ------------   ------------  ------------
June 30, 1997     $  26,325      $  2,485     $  53,483       $  8,990     $  91,283
March 31, 1997       29,647             -        13,678            840        44,165
December 31, 1996    22,299             -        14,006              -        36,305
September 30, 1996    2,331             -         3,000              -         5,331
                   ------------ ------------  ------------   ------------  ------------
                   $ 80,602      $  2,485     $  84,167       $  9,830      $177,084


                                    AMBS Issuances
----------------------------------------------------------------------------------------
                                (Dollars in Thousands)
----------------------------------------------------------------------------------------
                              Fixed-Rate Loans
                   ----------------------------------------
For the                                                        1,3 and 5
quarter ended:       15 Year       7 Year        5 Year        Year ARMs       Total
                                   Balloon       Balloon
                   ------------  ------------  ------------   ------------  ------------
June 30, 1997      $ 57,569      $  2,485     $  11,578      $       -      $  71,632
March 31, 1997       32,255             -        17,105              -         49,360
December 31, 1996    16,766             -        10,702              -         27,468
September 30, 1996        -             -             -              -             -
                   ------------ ------------  ------------   ------------  ------------
                    $106,590      $ 2,485     $  39,385      $              $ 148,460
                                                                      -




                   Delinquencies (1)
---------------------------------------------------------
                 Farmer Mac I Securities
                --------------------------
As of:             AMBS        Other (2)        Total
                ------------  ------------   ------------

 June 30, 1997       -             0.21%          0.10%
 March 31, 1997      -             0.66%          0.39%
 December 31, 1996   -             1.11%          0.73%
 September 30, 1996  -             2.84%          2.04%


(1) Includes loans 90 days or more past due and loans in foreclosure or bankruptcy.
(2) Includes loans underlying securities issued prior to the 1996 enactment of the Corporation's revised legislative authorities. These securities are supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the securities.


                   Outstanding Guaranteed Mortgage Securities
---------------------------------------------------------------------------------
                             (Dollars in Thousands)
---------------------------------------------------------------------------------
                     Farmer Mac I                                      Held in
                ------------------------
As of:             AMBS      Other (1)     Farmer Mac       Total     Portfolio
                                               II                        (2)
                ------------------------   ------------  ----------- -------------

June 30, 1997     $ 266,838   $ 243,775      $ 244,502     $ 755,115   $ 418,002
March 31, 1997      195,792     252,134        224,197       672,123     403,685
December 31, 1996   148,918     271,341        211,024       631,283     405,253
September 30, 1996  120,559     287,334        190,269       598,162     395,728


(1)  Includes securities issued prior to the 1996 enactment of the Corporation's
     revised  legislative   authorities.   These  securities  are  supported  by
     unguaranteed  subordinated interests,  which represented 10% of the initial balance of the loans underlying the securities.
(2)  Included in total outstanding guaranteed mortgage securities.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

   The registrant is not a party to any pending legal proceedings.

Item 2.           Changes in Securities.

   Not applicable.

Item 3.           Defaults upon Senior Securities.

   Not applicable.

Item 4.           Submission of Matters to a Vote of Stockholders.

   (a) Farmer Mac's Annual Meeting of Stockholders was held on June 12, 1997.

   (b) Not Applicable.

   (c)  (1) Election of Directors -       Class A Nominees

                                          Number of Shares
                                            For       Withheld


                        Dean          767,241          3,100
                        Hemingway     767,241          3,100
                        Johnson       766,641          3,700
                        Mulder        767,041          3,300
                        Nolan         767,241          3,100


                              -           Class B Nominees

                                          Number of Shares
                                            For       Withheld

                        Graff         495,551            100
                        McCarthy      495,301            350
                        Nelson        495,201            450
                        Raines        495,101            550
                        Rhodes        495,201            450


         (2)  Selection of Independent Auditors (KPMG Peat Marwick LLP)

            Class A Stockholders:

                                          Number of Shares
                        For                     765,941
                        Against                   3,500
                        Abstain                     900

            Class B Stockholders:

                                          Number of Shares
                                          ----------------
                        For                     495,551
                        Against                       0
                        Abstain                     100

   (d)      Not Applicable


Item 5.           Other Information.

   None.

Item 6.           Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

+*     3.1   -      Title VIII of the Farm Credit Act of 1971,  as most recently amended by the Farm Credit System  Reform Act of 1996,  P.L.
                    104-105  (Form 10-K filed March 29,  1996).  * 3.2 - Amended and restated Bylaws of the Registrant (Form 10-K filed March
                    27, 1997).

+*    10.1  -       Stock Option Plan (Previously  filed as Exhibit 19.1 to Form
                    10-Q filed August 14, 1992).

 +* 10.1.1  -       Amendment  No. 1 to Stock Option Plan  (Previously  filed as
                    Exhibit   10.2  to  Form  10-Q  filed   August  16,   1993).


      ------------------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.1.2 -     1996 Stock Option Plan (Form 10-Q filed August 14, 1996).

+*    10.1.3 -     1997 Stock Option Plan (Form 10-Q filed May 15, 1997).

+**   10.1.4 -     Amended and Restated 1997 Incentive Plan.

+*    10.2   -     Employment  Agreement   dated  May 5, 1989  between  Henry D.
                   Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

+*   10.2.1  -     Amendment  No. 1  dated as of January 10, 1991 to  Employment
                   Contract   between  Henry  D.  Edelman  and   the  Registrant
                   (Previously  filed as Exhibit  10.4 to Form 10-K  filed April
                   1, 1991).

+*   10.2.2  -     Amendment to  Employment  Contract  dated  as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

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

      ------------------
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

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

*  99.1    -        Map  of  U.S.   Department  of  Agriculture  (USDA)  Regions
                    (Previously filed as Exhibit 1.1 to Form 10-K filed April 1,
                    1991).

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

                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 14, 1997

                              By:  /s/ Henry D. Edelman
                                   Henry D. Edelman
                                   President and Chief Executive Officer
                                   (Principal Executive Office)




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