Form 10-Q
period 1997-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1997-11-14
CIK 845877

As filed with the Securities and Exchange Commission on
----------------------------------------------------------------------------
                                November 14, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.  Commission File
                                                    Number 0-17440

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

      As of November 7, 1997, there were 996,350 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, 2,678,214 shares of Class C Non-Voting Common Stock outstanding.

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

      The following information concerning Farmer Mac's financial statements is included herein.



Consolidated Balance Sheets at September 30, 1997 and December 31, 1996... 3 Consolidated Statements of Operations for the three and nine months
  ended September 30, 1997 and 1996....................................      4
Consolidated   Statements   of  Cash  Flows  for  the  nine  months  ended
  September 30, 1997 and 1996...........................................     5






                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                September30,    December 31,
                                                    1996           1997
                                                 ------------- -------------
                                                 (unaudited)
 ASSETS:
   Cash and cash equivalents.....................$   246,206   $    68,912
   Interest receivable............................    14,841        14,821
   Guarantee fees receivable......................     1,031           745
   Loans held for securitization..................    23,821        12,999
   Investments....................................   647,993        85,799
   Farmer Mac I and II Securities.................   436,531       416,839
   Farmer Mac I and II payments receivable........     2,102         2,421
   Prepaid expenses and other assets..............     1,628           568
                                                  ----------- -------------

 TOTAL ASSETS....................................$ 1,374,153   $   603,104
                                                 ============= =============

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 LIABILITIES:
   Debentures, notes and bonds, net:
   Due within one year........................     $ 954,814   $   259,164
   Due after one year.........................       357,981       287,128
                                                  ------------ -------------

       Total Debentures, notes and bonds, net      1,312,795       546,292

   Accrued interest payable...................         7,512         7,231
   Accounts payable and accrued expenses......         1,832         1,721
   Reserve  for loan  losses  on sold  Guaranteed
     Securities...............................         1,435           655
                                                  ----------- -------------
 TOTAL LIABILITIES............................     1,323,574       555,899
                                                  ----------- -------------

 STOCKHOLDERS' EQUITY Common stock:
   Class A Voting, $1 par value, 2,000,000
    shares authorized, 995,950 and 990,000
    shares issued and outstanding at September
    30, 1997 and December 31, 1996, respectively....     996           990
   Class B Voting, $1 par value, 2,000,000
    shares authorized, 500,301 and 593,401
    shares issued and outstanding at September
    30, 1997 and December 31, 1996, respectively....     500           593
   Class C Non-Voting, $1 par value, 4,000,000
    shares authorized, 2,677,942 and 2,658,897
    shares issued and outstanding at September
    30, 1997 and December 31, 1996..................   2,678         2,659
   Additional paid in capital.......................  52,610        52,513
   Note receivable for purchase of stock............       -          (557)
   Unrealized gain on securities
   available-for-sale...............................     936           329
   Accumulated deficit..............................  (7,141)       (9,322)
                                                    ---------- -------------

 TOTAL STOCKHOLDERS' EQUITY.........................  50,579        47,205
                                                    ---------- -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..... $ 1,374,153    $  603,104
                                                =============  =============

    See accompanying notes to consolidated financial statements.




                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)

                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                           -----------------------------------------------------
                               1997         1996         1997          1996
                           ----------------------------------------------------
                           (unaudited)  (unaudited)  (unaudited)   (unaudited)
INTEREST INCOME:
 Investments and cash
  equivalents..............   $ 14,266     $  1,348    $  33,357     $   4,813
 Farmer Mac I and II
  Securities...............      7,764        7,398       22,612        22,210
 Loans held for
  securitization...........        708           15        1,552           468
                           --------------------------------------- -------------
TOTAL INTEREST INCOME.....      22,738        8,761       57,521        27,491

INTEREST EXPENSE..........      20,768        8,125       52,367        25,546
                           --------------------------------------- -------------

NET INTEREST INCOME.......       1,970          636        5,154         1,945

OTHER INCOME:
 Guarantee fees............        725          478        1,857         1,130
 Gain on issuance of
  mortgage-backed
  securities, net..........        592            -        2,111           913
 Miscellaneous.............         16            4          233            55
                             -------------------------- ------------------------

TOTAL OTHER INCOME.........      1,333          482        4,201         2,098
                            ------------------------- --------------------------

OTHER EXPENSES:
 Compensation and
  employee benefits.........       939          543        2,647         1,703
 Professional fees..........       486          277        1,175           618
 Insurance..................        51           56          169           161
 Rent.......................        56           47          168           123
 Regulatory fees............        16           71           47           214
 Board of Directors fees
  and meeting expenses.......       72           68          251           236
 Administrative..............      199          209          667           408
 Provision for losses........      260           60          780           202
                              ------------------------------------ -------------

TOTAL OTHER EXPENSES........     2,079        1,331        5,904         3,665
                              ----------------------------------- -------------

INCOME BEFORE
 EXTRAORDINARY ITEM.........     1,224       (213)       3,451           378

 Extraordinary gain from
  early extinguishment
  of debt..............              -        384            -           384
                           --------------------------------------- -------------

INCOME BEFORE INCOME
TAXES.....................       1,224          171        3,451           762
 Provision for income
  taxes...................          40            -          103             -
                           --------------------------------------- -------------

NET INCOME...............  $     1,184      $   171    $   3,348      $    762
                           ======================================= =============

EARNINGS PER SHARE BEFORE EXTRAODRINARY ITEM
 Classes A and B Voting
  Common stock...........  $      0.12   $  (0.04)     $  0.33       $  0.07
 Class C Non-Voting
  Common Stock...........  $      0.35   $  (0.12)     $  1.00       $  0.22
EARNINGS PER SHARE
 Classes A and B Voting
  Common stock...........  $      0.12      $  0.03    $  0.33       $  0.15
 Class C Non-Voting
  Common Stock..........   $      0.35      $  0.10    $  1.00       $  0.44

        See accompanying notes to consolidated financial statements.





                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     Nine Months Ended
                                                 --------------------------
                                                  September 30, September 30,

                                                     1997         1996
                                                 --------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from Operations.........................$     3,348     $   762

  Adjustments to reconcile net income to cash
   provided by operating activities:
   Amortization of premium on Farmer Mac I and
    II Securities................................      2,449        2,648
   Discount Note amortization ...................     33,529        7,898
   (Increase) decrease in guarantee fees
    receivable...................................       (286)          40
   (Increase) decrease in interest receivable....        (20)       4,160
   Decrease (increase) in Farmer Mac I and II
    payments receivable..........................        319       (6,724)
   Increase in prepaid expenses and other assets.     (1,025)        (322)
   Amortization and depreciation.................        126           72
   Increase in accounts payable and accrued
    expenses.....................................        111          652
   Increase in loans held for securitization.....    (10,822)      (5,331)
   Increase (decrease) in accrued interest
    payable...........................                   281       (2,163)
   Provision for losses.........................         780          202
   Extraordinary gain from early extinguishment
    of debt.....................................           -         (384)
                                                 --------------------------
 Net cash provided by operating activities.......     28,790        1,510
                                                 --------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Farmer Mac I and II purchases..................    (63,613)     (59,270)
  Purchases of investments.......................   (608,060)     (39,488)
  Proceeds from maturity of investments..........     46,466       27,005
  Proceeds from Farmer Mac I and II principal
  repayments.....................................     41,472       66,334
  Purchases of office equipment..................        (65)         (43)
                                                 --------------------------
 Net cash used by investing activities...........   (583,800)      (5,462)
                                                 --------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Medium-Term Notes....    104,918       19,945
  Payments to redeem Medium-Term Notes...........    (26,820)     (73,860)
  Proceeds from issuance of Discount Notes....... 15,782,342    1,319,598
  Discount Notes redeemed........................(15,127,555)  (1,235,065)
  Repurchase of Class B Common Stock.............     (1,396)           -
  Proceeds from issuance of common stock.........        815        2,611
                                                 --------------------------
 Net cash provided by financing activities.......    732,304       33,229
                                                 --------------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS.......    177,294       29,277
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     68,912        8,336
                                                 ==========================
 CASH AND CASH EQUIVALENTS AT END OF PERIOD......$   246,206   $   37,613
                                                 ==========================

 Supplemental disclosures of cash flow information:
  Cash paid during the nine-month period for:
   Interest......................................$   18,755     $  19,758
   Taxes.........................................$       34             -


          See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Accounting Policies.

         (a)      Principles of Consolidation

          Financial information at and for the three and nine months ended September 30, 1997 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

         (b)      Earnings Per Share

            In computing earnings per share, the weighted average number of shares outstanding includes the fully dilutive effect of common stock equivalents and is adjusted to reflect the 3-to-1 dividend and liquidation rights ratio applicable to each share of Class C Non-Voting Common Stock relative to each share of Classes A and B Voting Common Stock. The weighted average number of shares outstanding is set forth below for the periods indicated.


                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,

                               -----------------------  -----------------------
                                  1997        1996         1997        1996
                               -----------------------  ----------- -----------
                                               (In Thousands)
  Class A Voting Common Stock..     994        990           992         873
  Class B Voting Common Stock..     500        593           510         585
  Class C Non-Voting Common
    Stock......................   2,857      1,261         2,850       1,227

         (c)      Reclassifications

            Certain reclassifications of the 1996 information were made to conform to the 1997 presentation.

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


                             September 30,    December 30,
                                1997             1996
                              ------------   ------------
                                 (Dollars in thousands)

Farmer Mac I...........      $  364,561         $ 214,424
Farmer Mac II..........      $   21,571         $  11,606


      At September 30, 1997, the $364.6 million of Farmer Mac I Securities included $316.2 million of agricultural mortgage-backed securities ("AMBS") issued under Farmer Mac's expanded legislative authorities for which Farmer Mac bears the risk of first loss. The remaining Farmer Mac I Securities were issued prior to the enactment of those authorities and are supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the securities. Loans underlying Farmer Mac II Securities are backed by the "full faith and credit" of the United States by virtue of the Secretary of Agriculture's guarantee of principal and interest on such loans. For further information regarding outstanding Farmer Mac Guaranteed Securities, including those held in portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supplemental Information."

Note 3.  Commitments.

          At September 30, 1997, Farmer Mac had committed to purchase $11.3 million of Qualified Loans through the Farmer Mac I cash window. With respect to outstanding commitments to purchase Qualified Loans and the $23.8 million in loans held for securitization at September 30, 1997, Farmer Mac had committed to sell forward $16.3 million of AMBS for future settlement. The $18.8 million net purchase position at September 30, 1997 consisted of adjustable-rate and fixed-rate loans not subject to forward sale commitments. The Corporation currently manages interest-rate risk related to fixed-rate loans not offset by forward sale commitments through the use of off-balance sheet derivative financial instruments, such as futures contracts, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - Asset and Liability Management." For information regarding commitments entered into during the period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Supplemental Information."

Note 4.  Interest-Rate Contracts and Hedge Instruments.

         Interest-rate contracts, including interest-rate swaps and caps, are entered into with the intent of synthetically creating interest-earning assets and debt instruments. As such, the net differential received or paid is recorded as an adjustment to interest income or expense of the associated assets or liabilities, on an accrual basis. As of September 30, 1997, the notional balance of interest-rate contracts outstanding was $278.6 million.

         Hedge instruments, currently consisting solely of futures contracts, are used by Farmer Mac to manage interest-rate risk exposure related to commitments to purchase Qualified Loans and loans held for securitization. The total notional balance of open futures contracts at September 30, 1997 was $800 thousand. Unrealized gains and losses on futures contracts are deferred as an adjustment to the cost basis of the loans until realized. When the futures contracts are terminated, the realized gains or losses is recognized as part of gain on issuance of mortgage-backed securities, net.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Forward-Looking Statements

      Farmer Mac regularly communicates information concerning its business activities to investors, securities analysts, the news media and others as part of its normal operations. Some of these communications include forward-looking statements pertaining to management's current expectations as to Farmer Mac's future business plans, results of operations and/or financial condition. Forward-looking statements are typically accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. Management's expectations for the Corporation's future necessarily involve a number of assumptions and estimates and various factors could cause actual results to differ materially from these expectations.

      The following management's discussion and analysis includes forward-looking statements addressing the Corporation's prospects for earnings, loan volume and securitization growth; trends in net interest income and provision for losses; changes in capital position; and other business and financial matters. Among the factors that could cause actual results to differ from the expectations expressed herein are the following: substantial changes in interest rates, agricultural land values, commodity prices and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; legislative or regulatory restrictions on Farmer Mac's investment authority; the availability of debt funding in sufficient quantities and at attractive spreads to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans to Farmer Mac; the willingness of investors to invest in agricultural mortgage-backed securities versus other investments; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; the imposition of significant risk-based capital requirements; or changes in the Corporation's status as a government-sponsored enterprise.

     Given the foregoing potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed herein. Furthermore, Farmer Mac undertakes no obligation to publicly release the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

     Overview. Net income for the first nine months of 1997 totaled $3.3 million, compared to $0.8 million for the same period a year ago. For third quarter 1997, Farmer Mac reported net income of $1.2 million, an increase of $1.0 million compared to net income of $0.2 million for third quarter 1996. Net income for the nine and three months ended September 30, 1996 includes a $0.4 million extraordinary gain from early extinguishment of debt.

      Earnings per share for the nine months ended September 30, 1997 were $0.33 for Classes A and B common stock and $1.00 for Class C common stock, compared to $0.15 and $0.44, respectively, for the nine months ended September 30, 1996. Earnings per share for third quarter 1997 were $0.12 for Classes A and B common stock and $0.35 for Class C common stock, compared to $0.03 and $0.10, respectively, for third quarter 1996. Earnings per share are adjusted to reflect the 3-to-1 dividend and liquidation preference accorded to Class C common stock compared to Classes A and B common stock.

     Net interest income has contributed significantly to Farmer Mac's improved operating results for the three and nine months ended September 30, 1997. Net interest income is comprised primarily of income from program investments (Farmer Mac I and II Securities and loans held for securitization) and, to a lesser extent, non-program investments (cash and cash equivalents and investment securities). Of these components, the most significant contribution to the recent increases in net interest income has been income from non-program investments. Farmer Mac has increased the size of its non-program investment portfolio (cash and cash equivalents and investment securities) as a result of the implementation of its expanded debt issuance strategy, which is intended to attract more investors to its debt and mortgage-backed securities and thereby improve the liquidity of those securities and reduce its borrowing and securitization costs. Since the strategy's implementation, the Corporation has experienced a tightening of its AMBS spreads relative to other comparable agency securities and anticipates continued improvements in pricing as liquidity and investor recognition of Farmer Mac increase. The proceeds of these increased debt issuances have been invested primarily in high quality, short- and long-term floating rate investments, which have generated significant amounts of net interest income. Farmer Mac's eventual objective for the proceeds of its increased debt issuances is investment in the Farmer Mac I program through the acquisition and securitization of Qualified Loans. During the phase-in of that objective, the term of which is dependent upon growth in Farmer Mac's core guarantee business, Farmer Mac expects to continue to invest in non-program assets.

     In addition to increased net interest income, Farmer Mac has also realized increased guarantee fee income and gain on issuance of mortgage-backed securities as a result of increased guarantee volumes since enactment of its revised legislative authorities. During the first nine months of 1997, $171.9 million of AMBS, backed by loans acquired through the cash window, were issued to capital market investors, in addition to the $148.2 million of AMBS issued in 1996. Since the enactment of Farmer Mac's revised authorities, over $545.6 million of loans have been submitted to Farmer Mac for approval, of which approximately 59% ($320.1 million) have been securitized and sold, 4% ($23.8 million) have been purchased and are pending securitization, and 11% ($59.3 million) are in various stages of the pipeline. The remaining 26% ($142.4 million) of loans have been either denied by Farmer Mac for credit reasons or withdrawn by the seller.

     While Farmer Mac's financial condition has improved, future improvements in operating results will depend largely upon growth in Farmer Mac's core business (guarantee fee income and gain on issuance of mortgage-backed securities). Growth in Farmer Mac's core business is dependent upon guarantee volume which, in turn, depends upon the increase in the cumulative volume of loans acquired through the Farmer Mac programs. Loan volume has not been increasing as rapidly as management anticipated following the enactment of its revised legislative authorities due, in part, to the longer than expected lead-time between marketing initiatives and the realization of results. Notwithstanding the slowness in loan volume growth, expenses have been increasing as management seeks to attract more sellers and expand the level of their participation. In that regard, Farmer Mac has begun to assemble a diverse network of sellers ranging from community banks to regional financial institutions including, among others, AgFirst Farm Credit Bank, Columbia, South Carolina; Firstar Bank, Milwaukee, Wisconsin; First Union Bank of Virginia, Harrisonburg, Virginia; Glendale Federal Bank, Glendale, California; Northwest Farm Credit Services, ACA, Spokane, Washington; US Bank National Association, Minneapolis, Minnesota; and Wells Fargo Bank, San Francisco, California. Farmer Mac also has begun to attract the interest of non-traditional agricultural real estate lenders, particularly mortgage bankers and agricultural supply and equipment companies, for whom management believes the advantages of its programs would result in diversification of income sources and more efficient utilization of their existing facilities and personnel at low marginal costs through access to their established customer base. In that regard, management has been advised by GMAC Commercial Mortgage Corporation that it intends immediately to submit an application to become an approved seller. The addition of mortgage bankers and regional financial institutions should signficantly increase the number of outlets offering Farmer Mac loans. Many of these institutions have undertaken, or would be expected to undertake, marketing initiatives, utilizing various media sources, to advertise the availability of Farmer Mac loans. Because most of these institutions are, or will be, new to the Farmer Mac programs, management cannot predict the timing or the level of volume likely to be generated by them, although management does not anticipate any such volume prior to 1998. Based on management's evaluation of the business potential of these and other prospective participants, Farmer Mac will continue to add resources, including additional field personnel and other employees dedicated to customer service, to support these institutions' efforts in establishing and expanding a secondary market presence in the areas they serve, and to attract more sellers who offer the prospect of active participation in Farmer Mac's programs.

     During the first nine months of 1997, Farmer Mac implemented a training program through which it conducts "seller workshops" in various locations and at various times throughout the country. Farmer Mac believes that these workshops have contributed, and will continue to contribute, to an increased interest in the Corporation's programs and improved the understanding of those programs by participants. Since September 30, 1997, Farmer Mac has expanded its product line with the announcement of additional loan products, including a "part-time farmer" real estate loan, designed for borrowers who live on agricultural properties but derive a significant portion of their income from off-farm employment. This loan product is available for single-family, owner-occupied detached residences located on agricultural production properties of at least 5 acres or with annual gross receipts of $5,000 from production of crops or livestock. Other products added to Farmer Mac's existing line of 5- and 15-year, fixed rate loans include a new three-year, and a refined one-year, adjustable rate loan (ARM), both with features permitting conversion to fixed rates and flexible prepayment terms, and a 10-year, fixed rate loan. During fourth quarter 1997, Farmer Mac expects to consummate the first transaction under its "swap" program, which allows lenders to exchange new or seasoned Qualified Loans for Farmer Mac Guaranteed Securities. That transaction, which will involve the exchange of approximately $1 million of newly originated Qualified Loans for Farmer Mac Guaranteed Securities, is expected to serve as the model for future swap transactions. Swap transactions, whether involving newly originated or existing loans, offer certain advantages to lenders because the Farmer Mac Guaranteed Securities received in exchange for the loans are accorded a lower risk-weight than whole loans under risk-based capital guidelines and can be pledged as collateral and used in repurchase transactions.

     Notwithstanding the positive business and financial developments of 1996 and the first nine months of 1997, Farmer Mac still faces the challenge of expanding its business in the highly static market for agricultural and rural home mortgage loans. Having obtained the statutory authority to operate under similar guidelines to those of Fannie Mae and Freddie Mac does not ensure the long-term success of Farmer Mac's programs, which continue to receive only gradual acceptance in the agricultural lending community, notwithstanding the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. For Farmer Mac to succeed over the long-term in realizing its business development and profitability goals, agricultural mortgage lenders, whether traditional or non-traditional, must be convinced of the benefits of selling loans to Farmer Mac and must be willing to adapt their business practices to sell loans into the agricultural mortgage secondary market in significant volume.

      Set forth below is a discussion of certain specific items of the income statement and balance sheet.

      Average Balances, Income and Expense, Yield and Rates. The following table provides information regarding interest-earning assets and interest-bearing liabilities for the periods indicated.

                                     Nine Months Ended September 30,
                         --------------------------------------------------------
                                    1997                        1996
                         --------------------------------------------------------
                                         (Dollars in Thousands)
                         Average   Income/  Average   Average  Income/  Average
                         Balances  Expense Yield/RateBalances  Expense Yield/Rate
 Assets
 --------------------------------------------------------------------------------
 Interest-earning assets:
   Farmer Mac I and II
   Securities..........  $ 423,817 $ 22,612    7.11% $ 407,872 $ 22,210    7.26%
   Investments and cash
   equivalents.........    700,019   33,357    6.35%  115,528     4,813    5.55%
   Loans held for
   securitization......     24,234    1,552    8.54%    7,769       468    8.03%
                         --------------------------------------------------------

   Total interest-
     earning assets....   1,148,070 $ 57,521   6.68%   531,169 $ 27,491    6.90%

 Other assets..........      47,685                     23,363
                         --------------------------------------------------------
                         $1,195,755                  $ 554,532
 --------------------------------------------------------------------------------

 Liabilities and
   Stockholders' Equity
  ------------------------------------------------------------------------------
 Interest-bearing
   liabilities:
   Debentures, notes and
   bonds,  net           $1,121,911 $ 52,367    6.22% $ 517,850 $ 25,546    6.58%
 Other liabilities....       27,510                      23,204
 Stockholders' equity.       46,334                      13,478
--------------------------------------------------------------------------------

                         $1,195,755                   $ 554,532
 ================================================================================
 Net interest
   income/spread.....               $ 5,154      .46%           $  1,945     .32%
 ================================================================================
 Net yield on
   interest-earning
   assets............                            .60%                        .49%
 ================================================================================


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

                          Nine Months Ended September 30, 1997
                              Compared to Nine Months Ended
                                   September 30, 1996
                         ----------------------------------------
                               Increase (Decrease) Due to
                             Rate         Volume       Total
                         ------------- --------------------------
                                       (In Thousands)

Income from interest-earning assets:
  Farmer Mac I and II
    Securities........    $   (430)     $    832   $      402
  Investments and cash
    equivalents.......         789        27,755       28,544
  Loans held for
    securitization.....         31         1,053        1,084
                         ------------- --------------------------
  Total income from
    interest-earning
    assets.............        390        29,640       30,030
Expense on interest-
  bearing liabilities..     (1,297)       28,118       26,821

                         ============= ==========================
Change in net interest
  income................  $  1,687     $   1,522    $   3,209
                         ============= ==========================


      Net Interest Income. Net interest income totaled $5.2 million for the nine months ended September 30, 1997, compared to $1.9 million for the same period in 1996. Net interest income totaled $2.0 million and $0.6 million for the three months ended September 30, 1997 and 1996. The increases in net interest income were due to an increase in the average balance of interest-earning assets combined with an increase in net interest yield. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of investments and cash equivalents resulting from the implementation of Farmer Mac's expanded debt issuance strategy. The increase in net interest yield was due to a shift in the composition of the investment portfolio from short-term, highly liquid investments to longer-term floating-rate investments, which generally have higher spreads. The shift toward long-term floating-rate investments was primarily attributable to growth in securities guaranteed by instrumentalities or agencies of the United States.

      Other Income. Other income totaled $4.2 million and $1.3 million for the nine and three months ended September 30, 1997, compared to $2.1 million and $0.5 million, respectively, in 1996. The increases in other income were due to increases in gain on issuance of AMBS, net of related expenses, and guarantee fees.

      During the first nine months of 1997, the Corporation issued $171.9 million of AMBS compared to $120.7 million during the same period a year ago. Gains resulting from those issuances totaled $2.1 million and $0.9 million, respectively. The gain on issuance for the nine months ended September 30, 1996 is net of accrued expenses related to a dispute with Western Farm Credit Bank ("WFCB"), which was subsequently resolved. During third quarter 1997, Farmer Mac issued $50.9 million of AMBS resulting in a $0.6 million gain on issuance.
There were no AMBS issuances in third quarter 1996.

      Guarantee fee income totaled $1.9 million and $0.7 million for the nine and three months ended September 30, 1997, compared to $1.1 million and $0.5 million, respectively, in 1996. The increases in guarantee fee income were due to an increase in the balance of outstanding guaranteed securities and the 25 basis point increase in the guarantee fee rate charged on AMBS issued under Farmer Mac's revised legislative authorities. At September 30, 1997, Farmer Mac had $813.5 million of guaranteed securities outstanding (including Farmer Mac I and II Securities held in portfolio) as compared to $598.2 million at September 30, 1996. Of those amounts, $316.2 million and $120.6 million were issued under the revised authorities as of September 30, 1997 and 1996.

      Other Expenses. Other expenses totaled $5.9 million and $2.1 million for the nine and three months ended September 30, 1997, as compared to $3.7 million and $1.3 million for the nine and three months ended September 30, 1996. The increases in other expenses were primarily attributable to increased compensation, including annual incentive compensation paid to senior management in June 1997, and other costs related to expanded operations under Farmer Mac's revised legislative authorities. Included in other expenses is the provision for losses, which totaled $780 thousand and $260 thousand for the nine and three months ended September 30, 1997, compared to $202 thousand and $60 thousand, respectively, in 1996. This increase was due to an increase in the outstanding balance of AMBS.

     Income Tax Expense. As a result of the utilization of net operating loss carryforwards, Farmer Mac's tax expense was limited to $103 thousand and $40 thousand for the nine and three months ended September 30, 1997. No income tax expense was recognized during the nine or three months ended September 30, 1996. Should profits continue at current levels, Farmer Mac will utilize all of its remaining net operating loss carryforwards in 1998, resulting in a higher effective tax rate for 1998.

Financial Condition and Capital

      At September 30, 1997, total assets were $1.4 billion compared to $603.1 million at December 31, 1996. Similarly, discount notes and medium-term notes (net of unamortized debt issuance costs, discounts and premiums) increased by $766.5 million from $546.3 million at December 31, 1996 to $1.3 billion at September 30, 1997. These increases were largely attributable to the implementation of the Corporation's expanded debt issuance strategy resulting in a $739.5 million increase in cash and cash equivalents and investments, which were funded by discount notes with similar terms to maturity or rate resets.

      Credit Risk. Farmer Mac guarantees the timely payment of principal and interest on securities issued under the Farmer Mac I and Farmer Mac II Programs. The following table sets forth the outstanding principal balance of guaranteed securities issued under these programs.


                                   September 30,    December 30,
                                       1997             1996
                                   ------------     ------------
                                      (Dollars in thousands)
Farmer Mac I
  AMBS...................            $ 316,214      $ 148,918
  Other..................              234,085        271,341
Farmer Mac  II...........              263,228        211,024


      Farmer Mac I AMBS represent securities issued under Farmer Mac's revised legislative authorities and for which Farmer Mac bears the risk of first loss. The remaining Farmer Mac I Securities were issued prior to the 1996 enactment of those authorities and are supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the security at the time of issuance. The loans underlying Farmer Mac II Securities are backed by the "full faith and credit" of the United States by virtue of the Secretary of Agriculture's guarantee of principal and interest on such loans. For further information regarding the outstanding balance of Farmer Mac Guaranteed Securities, see "- Supplemental Information."

      At September 30, 1997, loans 90 days or more past due and loans in foreclosure or bankruptcy represented 0.29% of the principal balance of all loans backing Farmer Mac I AMBS. For further information on delinquencies, see "- Supplemental Information."

      Farmer Mac maintains an allowance for loan losses to cover anticipated losses on Farmer Mac I AMBS. No loss allowance has been made for Farmer Mac I Securities issued prior to the 1996 revised legislative authorities because of the unguaranteed subordinated interests, or for Farmer Mac II Securities because of the Secretary of Agriculture's guarantee. At September 30, 1997, the allowance for losses on AMBS totaled $1.4 million, compared to $0.7 million at December 31, 1996. This increase was attributable to an increase in the outstanding balance of AMBS sold to investors.

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

      Asset and Liability Management. Farmer Mac's asset liability management objective is to limit the effect of changes in interest rates on the
Corporation's market value of equity and net interest income to within acceptable risk tolerance levels. In doing so, Farmer Mac enters into off-balance sheet derivative financial instruments. The Corporation uses these instruments as an end-user and not for trading or speculative purposes.

      The primary off-balance sheet derivative financial instruments used by Farmer Mac are interest-rate contracts, including interest-rate swaps and caps. These contracts are used to synthetically create debt instruments and interest-earning assets. When combined with the underlying liability or asset, the interest-rate contracts synthetically create debt and investments that should produce lower effective debt costs or higher effective asset yields than those available through direct debt issuances or investment purchases. At September 30, 1997, the notional amount of interest-rate contracts outstanding was $278.6 million.

      To a lesser extent, the Corporation uses futures contracts to reduce its exposure to interest-rate risk related to outstanding commitments to purchase Qualified Loans and loans held for securitization. From the purchase commitment date to the sale commitment date, Farmer Mac is subject to the risk that interest rate changes during that period may materially affect the value of the Qualified Loan. To mitigate that risk, the Corporation enters into futures contracts. As of September 30, 1997, Farmer Mac had entered into futures contracts totaling $800 thousand.

      While derivative financial instruments reduce Farmer Mac's exposure to interest-rate risk, they increase its exposure to credit risk. Credit risk arises from the possibility that a counterparty will be unable to perform according to the terms of the contract, and is equal to the fair value gain on the instrument. Credit risk exposure related to off-balance sheet derivative financial instruments is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. Farmer Mac mitigates this risk by subjecting the transactions to the same approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by using International Swaps and Derivatives Association documentation and by requiring the posting of securities as collateral under certain circumstances to reduce exposure. Either party delivers collateral when the fair value of a particular transaction on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.

      Capital. At September 30, 1997, Farmer Mac's stockholders' equity totaled $50.6 million, an increase of $3.4 million from December 31, 1996. Certain transactions related to the settlement with WFCB, which affected stockholders' equity during the first half of 1997, included: the repurchase (and subsequent cancellation) of 93,100 shares of Class B Voting Common Stock; the issuance of 18,784 shares of Class C Non-Voting Common Stock to WFCB pursuant to the exercise of warrants previously issued to WFCB; and the repayment of the $557 thousand note receivable due from WFCB with interest. Farmer Mac also commenced a direct stock purchase program to offer approximately 100,000 shares of Class A Voting Common Stock to interested eligible investors pursuant to which approximately 5,950 shares had been issued as of September 30, 1997. By statute, Farmer Mac's Class A Voting Common Stock can only be held by banks, insurance companies and other financial entities that are not members of the Farm Credit System.

     On November 12, 1997, Farmer Mac announced its intention to issue an additional 300,000 shares of its Class C Non-Voting Common Stock in an underwritten public offering. Management believes that market conditions make this an attractive time to raise additional capital and enhance the liquidity of its Class C Non-Voting Common Stock. Currently, Farmer Mac has no specific plans for the net proceeds from the offering other than to use them for working capital and other general corporate purposes.

      At September 30, 1997 and December 31, 1996, Farmer Mac's regulatory required minimum capital was $32.6 million and $7.4 million, compared with actual capital of $50.6 million and $47.2 million.

      Farmer Mac has not paid and does not expect to pay dividends on its common stock in the near future. Dividends on the common stock are subject to determination and declaration by the Board. There is no preference between holders of the Classes A and B Voting Common Stock and Class C Non-Voting Common Stock relating to dividends. The ratio of dividends paid on each share of Class C Non-Voting Common Stock to each share of Classes A and B Voting Common Stock, however, will be three-to-one. If dividends are to be paid to holders of the Voting Common Stock, such per share dividends to holders of Class A and Class B Voting Common Stock will be equal.

Supplemental Information

      The following tables set forth quarterly activity regarding: mandatory commitments to purchase loans; purchases of loans; AMBS issuances; delinquencies; and outstanding guaranteed securities issued under the Farmer Mac I and II Programs.


                     Mandatory Commitments to Purchase
----------------------------------------------------------------------------
                           Fixed Rate Loans
                   -----------------------------------
                    10 and     7 Year      5 Year     1,3 and 5
                    15 Year    Balloon     Balloon    Year ARMs    Total
                   ----------------------- ----------- ----------------------
                                   (Dollars in Thousands)
For the quarter ended:

September 30, 1997 $ 23,066   $       -   $  18,116   $   5,982  $  47,164
June 30, 1997        19,196       2,485      54,980       9,283     85,944
March 31, 1997       37,471           -      14,234       3,325     55,030
December 31, 1996    15,417           -      11,693           -     27,110
September 30, 1996   13,457           -       7,986           -     21,443
                  ------------ ----------- ----------- ----------------------
                  $  108,607   $  2,485    $107,009     $18,590   $236,691


                            Purchases of Loans
----------------------------------------------------------------------------
                           Fixed Rate Loans
                  -----------------------------------
                    10 and    7 Year      5 Year      1,3 and 5
                    15 Year    Balloon     Balloon    Year ARMs    Total
                  ----------------------- ----------- ----------------------
                                   (Dollars in Thousands)

For the quarter
ended:

September 30,1997  $ 19,300    $      -   $  19,978   $   6,800  $  46,078
June 30, 1997        26,325       2,485      53,483       8,990     91,283
March 31, 1997       29,647           -      13,678         840     44,165
December 31, 1996    22,299           -      14,006           -     36,305
September 30, 1996    2,331           -       3,000           -      5,331
                   ----------- ----------- ----------- ----------------------
                  $  99,902    $  2,485   $ 104,145    $ 16,630  $ 223,162



                              AMBS Issuances
----------------------------------------------------------------------------
                           Fixed Rate Loans
                  -----------------------------------
                    10 and    7 Year      5 Year      1,3 and 5
                    15 Year   Balloon     Balloon     Year ARMs    Total

                  ----------------------- ----------- ----------------------
                                    (Dollars in Thousands)

For the quarter
ended:

September 30, 1997 $  26,186   $       -   $  24,697   $           $ 50,883
June 30, 1997         57,569       2,485      11,578           -     71,632
March 31, 1997        32,255           -      17,105           -     49,360
December 31, 1996     16,766           -      10,702           -     27,468
September 30, 1996         -           -           -           -          -
                  ------------ ----------- ----------- ----------------------
                   $ 132,776    $  2,485   $  64,082    $      -   $199,343



                     Delinquencies (1)
------------------------------------------------------------
                         Farmer Mac I
                  ---------------------------
As of:                AMBS       Other (2)        Total
                  ------------- -------------  -------------

September 30, 1997     0.29%         0.93%          0.57%
June 30, 1997          -             0.21%          0.10%
March 31, 1997         -             0.66%          0.39%
December 31, 1996      -             1.11%          0.73%
September 30, 1996     -             2.84%          2.04%


(1) Includes  loans 90 days or more past due, in  foreclosure  or in bankruptcy.

(2) Includes loans underlying securities issued prior to the 1996 enactment of the Corporation's revised legislative authorities. These securities are supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the securities at issuance.


                Outstanding Guaranteed Mortgage Securities
---------------------------------------------------------------------------
                       Farmer Mac I        Farmer
                  -----------------------                        Held in
As of:               AMBS     Other (1)    Mac II      Total    Portfolio(2)
                  ---------------------------------- ----------------------
                                   (Dollars in Thousands)
September 30, 1997 $ 316,214   $ 234,085  $ 263,228   $ 813,527  $ 427,395
June 30, 1997        266,838     243,775    244,502     755,115    418,002
March 31, 1997       195,792     252,134    224,197     672,123    403,685
December 31, 1996    148,918     271,341    211,024     631,283    405,253
September 30, 1996   120,559     287,334    190,269     598,162    395,728


(1)Includes securities issued prior to the 1996 enactment of the Corporation's revised legislative authorities. These securities are supported by unguaranteed subordinated interests, which represented at 10% of the initial balance of the loans underlying the securities at issuance.

(2) Included in total outstanding guaranteed mortgage securities.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

   The registrant is not a party to any pending legal proceedings.

Item 2.           Changes in Securities.

        (a) Not applicable.

        (b) Not Applicable.

           (c) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to
            Section 3(a)(2) of the Securities Act of 1933.

            Under the direct stock purchase program pursuant to which Farmer Mac is offering approximately 100,000 shares of Class A Voting Common Stock to interested eligible investors, Farmer Mac issued the following shares through September 30, 1997:

                                    Number of
                      Date            Shares      Price per Share
                 April 11, 1997         100         $  25.125
                 April 24, 1997         100            22.50
                 April 28, 1997         100            22.50
                 April 29, 1997         300            22.50
                 May 27, 1997           250            23.00
                 June 4, 1997           500           22.875
                 June 9, 1997           100           22.875
                 July 2, 1997           400            19.50
                 July 8, 1997           300            16.00
                 July 8, 1997           300            18.50
                 July 25, 1997          200           16.125
                 July 31, 1997        2,000           15.625
                 August 12, 1997        300           15.625
                 August 29, 1997        300           15.625
                 September 9, 1997      200            15.50
                 September 11, 1997     300            15.25
                 September 16, 1997     100            15.50
                 September 24, 1997     100            16.00



          Pursuant to Farmer Mac's plan which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on July 16, 1997, Farmer Mac issued an aggregate 61 shares of its Class C Non-Voting Common Stock at an issue price of $36.25 per share to the nine Directors who elected to receive such stock in lieu of cash retainer.

        (d) Not applicable.


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

------------------
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*    10.1.2 -   1996 Stock Option Plan (Form 10-Q filed August 14, 1996).

+*    10.1.3 -   1997 Stock Option Plan (Form 10-Q filed May 15, 1997).

+*    10.1.4 -   Amended  and  Restated  1997  Incentive  Plan  (Form10-Q  filed
                 August 14, 1997).

+**   10.1.5 -   Amended and Restated 1997 Incentive Plan.

+*    10.2   -  Employment  Agreement dated May 5, 1989 between Henry D. Edelman and the  Registrant  (Previously  filed as Exhibit  10.4 to Form
                 10-K filed February 14, 1990).

+*   10.2.1  -  Amendment  No.  1 dated as of  January  10,  1991 to
                Employment Contract between Henry D. Edelman and the Registrant
                (Previously  filed as Exhibit  10.4 to Form 10-K filed April 1,
                1991).

+*   10.2.2  -  Amendment to Employment Contract dated as of September
                1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

+*   10.2.3  -  Amendment  No. 3 dated as of  September  1,  1994 to
                Employment Contract between Henry D. Edelman and the Registrant
                (Previously  filed as Exhibit 10.5 to Form 10-Q filed  November
                15, 1994).

+*   10.2.4  -  Amendment  No. 4 dated as of February 8, 1996 to  Employment
                Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

+*   10.2.5  -  Amendment   No.  5  dated  as  of  September   13,  1996  to
                Employment  Contract between Henry D. Edelman and the Registrant
                (Form 10-Q filed August 14, 1996).

+**  10.2.6  -  Amendment  No. 6 dated as of August  7,  1997 to  Employment
                Contract between Henry D. Edelman and the Registrant.

+*   10.3    -  Employment   Agreement  dated  May 11,  1989  between  Nancy  E.
                Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

-----------------
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*  10.3.1  -  Amendment  dated  December  14,  1989 to  Employment
               Agreement   between  Nancy  E.  Corsiglia  and  the  Registrant
               (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

+*  10.3.2  -  Amendment No. 2 dated  February 14, 1991 to Employment
               Agreement   between  Nancy  E.  Corsiglia  and  the  Registrant
               (Previously  filed as Exhibit  10.7 to Form 10-K filed April 1,
               1991).

+*  10.3.3  -  Amendment to Employment Contract dated as of September
               1,  1993  between  Nancy  E.   Corsiglia  and  the   Registrant
               (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

+*  10.3.4  -  Amendment No. 4 dated  September 1, 1993 to Employment
               Contract   between  Nancy  E.   Corsiglia  and  the  Registrant
               (Previously filed as Exhibit 10.11 to Form 10-K filed March 30,
               1994).

+*  10.3.5  -  Amendment  No.  5  dated  as  of  September  1,  1994  to
               Employment   Contract   between  Nancy  E.   Corsiglia  and  the
               Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

+*  10.3.6  -  Amendment  No.  6  dated  as  of  September  1,  1995  to
               Employment   Contract   between  Nancy  E.   Corsiglia  and  the
               Registrant (Form 10-Q filed August 14, 1995).

+*  10.3.7  -  Amendment   No.  7  dated  as  of  February  8,  1996  to
               Employment   Contract   between  Nancy  E.   Corsiglia  and  the
               Registrant (Form 10-K filed March 29, 1996).

+*  10.3.8  -  Amendment  No.  8  dated  as of  September  13,  1996  to
               Employment   Contract   between  Nancy  E.   Corsiglia  and  the
               Registrant (Form 10-Q filed August 14, 1996).

+** 10.3.9  -  Amendment  No. 9 dated as of August 7, 1997 to Employment
               Contract between Nancy E. Corsiglia and the Registrant.

+*  10.4    -  Employment  Agreement dated September 13, 1989 between Thomas R.
               Clark and the Registrant (Previously filed as Exhibit 10.6 to Form 10-K filed April 1, 1990).

-------------------
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*    10.4.1 - Amendment No. 1 dated  February 14, 1991 to Employment
               Agreement   between   Thomas  R.   Clark  and  the   Registrant
               (Previously  filed as Exhibit  10.9 to Form 10-K filed April 1,
               1991).

+*    10.4.2 - Amendment to Employment Contract dated as of September
               1, 1993 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed November 15, 1993).

+*    10.4.3 - Amendment No. 3 dated  September 1, 1993 to Employment
               Contract between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.16 to Form 10-K filed March 30, 1994).

+*    10.4.4 - Amendment  No. 4 dated as of  September  1,  1994 to
               Employment Contract between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.17 to Form 10-Q filed August 15, 1994).

+*   10.4.5  - Amendment  No. 5 dated as of  September  1, 1995 to  Employment
               Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 14, 1995).

+*   10.4.6  - Amendment  No. 6 dated as of  February  8,  1996 to  Employment
               Contract between Thomas R. Clark and the Registrant (Form 10-K filed March 29, 1996).

+*   10.4.7  - Amendment  No. 7 dated as of September  13, 1996 to  Employment
               Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 14, 1996).

+**  10.4.8  - Amendment  No.  8 dated  as of  August  7,  1997 to  Employment
               Contract between Thomas R. Clark and the Registrant.

+*   10.5    - Employment  Agreement  dated April 29, 1994  between  Charles M.
               Lewis and the Registrant (Previously filed as Exhibit 10.18 to Form 10-Q filed August 15, 1994).

+*   10.5.1  - Amendment  No. 1 dated as of September 1, 1995 to Employment
               Contract between Charles M. Lewis and the Registrant (Form 10-Q filed August 14, 1995).

------------------
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*    10.5.2 -  Amendment  No. 2 dated as of February 8, 1996 to  Employment
                Contract between Charles M. Lewis and the Registrant (Form 10-K filed March 29, 1996).

+*    10.5.3 -  Amendment   No.  3  dated  as  of  September   13,  1996  to
                Employment  Contract between Charles M. Lewis and the Registrant
                (Form 10-K filed March 29, 1996).

+*    10.6   -  Employment  Agreement  dated October 7, 1991 between  Michael T.
                Bennett and the Registrant (Previously filed as Exhibit 10.16 to Form 10-K filed March 30, 1992).

+*    10.6.1 -  Amendment to Employment Contract dated as of September
                1,  1993  between   Michael  T.  Bennett  and  the   Registrant
                (Previously  filed as Exhibit 10.17 to Form 10-Q filed November
                15, 1993).

+*    10.6.2 -  Amendment No. 2 dated  September 1, 1993 to Employment
                Contract   between   Michael  T.  Bennett  and  the  Registrant
                (Previously filed as Exhibit 10.21 to Form 10-K filed March 30,
                1994).

+*    10.6.3 -  Amendment No. 3 dated  September 1, 1994 to Employment
                Contract   between   Michael  T.  Bennett  and  the  Registrant
                (Previously  filed as Exhibit  10.22 to Form 10-K filed  August
                15, 1994).

+*    10.6.4 -  Amendment  No. 4 dated as of September 1, 1995 to Employment
                Contract  between  Michael T. Bennett and the  Registrant  (Form
                10-Q filed August 14, 1995).

+*    10.6.5 -  Amendment  No. 5 dated as of February 8, 1996 to  Employment
                Contract  between  Michael T. Bennett and the  Registrant  (Form
                10-K filed March 29, 1996).

+*    10.6.6 -  Amendment   No.  6  dated  as  of  September   13,  1996  to
                Employment   Contract   between   Michael  T.  Bennett  and  the
                Registrant (Form 10-Q filed August 14, 1996).

+**   10.6.7 -  Amendment  No. 7 dated as of August  7,  1997 to  Employment
                Contract between Michael T. Bennett and the Registrant.


------------------
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*    10.7   -  Employment  Agreement  dated March 15, 1993 between  Christopher
                A. Dunn and the Registrant (Previously filed as Exhibit 10.17 to Form 10-Q filed May 17, 1993).

+*    10.7.1 -  Amendment to Employment Contract dated as of September
                1,  1993  between   Christopher  A.  Dunn  and  the  Registrant
                (Previously  filed as Exhibit 10.19 to Form 10-Q filed November
                15, 1993).

+*    10.7.2 -  Amendment  No. 2 dated  September 1, 1993 to Employment
                Contract   between   Christopher  A.  Dunn  and  the  Registrant
                (Previously  filed as Exhibit 10.25 to Form 10-K filed March 30,
                1994).

+*    10.7.3 -  Amendment  No. 3 dated as of September 1, 1994 to Employment
                Contract   between   Christopher  A.  Dunn  and  the  Registrant
                (Previously  filed as Exhibit  10.26 to Form 10-Q  filed  August
                15, 1994).

+*    10.7.4 -  Amendment  No. 4 dated as of September 1, 1995 to Employment
                Contract  between  Christopher A. Dunn and the Registrant  (Form
                10-Q filed August 14, 1995).

+*    10.7.5 -  Amendment  No. 5 dated as of February 8, 1996 to  Employment
                Contract  between  Christopher A. Dunn and the Registrant  (Form
                10-K filed March 29, 1996).

+*    10.7.6 -  Amendment   No.  6  dated  as  of  September   13,  1996  to
                Employment   Contract  between   Christopher  A.  Dunn  and  the
                Registrant (Form 10-Q filed August 14, 1996).

+**   10.7.7 -  Amendment  No. 7 dated as of August  7,  1997 to  Employment
                Contract between Christopher A. Dunn and the Registrant.

+**   10.8   -  Employment  Contract  dated as of  September 1, 1997 between Tom
                D. Stenson and the Registrant.

*     10.9   -  Lease  Agreement,  dated  September  30,  1991  between  919
                Eighteenth Street,  N.W. Associates Limited Partnership and the
                Registrant (Previously filed as Exhibit 10.20 to Form 10-K filed March 30, 1992).


--------------------
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

*     21    -    Subsidiaries.

      21.1  -    Farmer  Mac   Mortgage   Securities  Corporation,   a  Delaware
                 Corporation.

      21.2  -    Farmer Mac Acceptance Corporation, a Delaware Corporation.

*     99.1  -    Map  of   U.S.   Department   of  Agriculture   (Secretary   of
                 Agriculture's) Regions (Previously filed as Exhibit 1.1 to Form
                 10-K filed April 1, 1991).

   (b)      Reports on Form 8-K.

      The Registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1997.




---------------------
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION


November 14, 1997

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

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549



                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                                      UNDER

                       THE SECURITIES EXCHANGE ACT FO 1934

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

Exhibit                             Description

+**   10.1.5  - Amended and Restated 1997 Incentive Plan.

+**   10.2.6  - Amendment  No. 6 dated as of August  7,  1997 to  Employment
                Contract between Henry D. Edelman and the Registrant.

+**   10.3.9  - Amendment  No. 9 dated as of August 7, 1997 to Employment
                Contract between Nancy E. Corsiglia and the Registrant.

+**   10.4.8  - Amendment  No.  8 dated  as of  August  7,  1997 to  Employment
                Contract between Thomas R. Clark and the Registrant.

+**   10.6.7  - Amendment  No. 7 dated as of August  7,  1997 to  Employment
                Contract between Michael T. Bennett and the Registrant.

+**   10.7.7  - Amendment  No. 7 dated as of August  7,  1997 to  Employment
                Contract between Christopher A. Dunn and the Registrant.

+**   10.8    - Employment  Contract  dated as of  September 1, 1997 between Tom
                D. Stenson and the Registrant.


















----------------
**    Filed herewith.
+     Management contract or compensatory plan.