Form 10-K
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1998-03-24
CIK 845877

As filed with the Securities and Exchange Commission on
                                   March 24, 1998
----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
---------------------------------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.
                                       OR

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

Yes   [X]               No    [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. ss.229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market values of the Class A Voting Common Stock and Class C Non-Voting Common Stock held by non-affiliates of the Registrant were $18,039,093 and $178,354,742, respectively, based upon the average bid and asked prices for the respective classes on March 20, 1998 as quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The aggregate market value of the Class B Voting Common Stock is not ascertainable due to the absence of publicly available quotations or prices with respect to the Class B Voting Common Stock as a result of the limited market for, and infrequency of trades in, Class B Voting Common Stock and the fact that any such trades are privately negotiated transactions.

      There were 1,009,180 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, and 3,078,399 shares of Class C Non-Voting Common Stock outstanding as of March 20, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement to be filed on or about April 20, 1998 in connection with the Annual Meeting of Stockholders to be held on June 4, 1998 (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).







          ------------------------------------------------------------

                                     PART I

Item 1. Business

General

     The Federal Agricultural Mortgage Corporation ("Farmer Mac," the "Corporation" or the "Registrant") is a federally chartered instrumentality of the United States that was created by the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act"), to establish a secondary market for agricultural real estate mortgage loans, including rural housing loans ("Qualified Loans"). Farmer Mac provides liquidity to the agricultural mortgage market by: (i) purchasing newly originated Qualified Loans directly from lenders on a continuing basis through its "cash window;" (ii) exchanging Qualified Loans for securities issued and guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities"), backed by such loans in "swap transactions;" (iii) purchasing portfolios of "existing loans" on a negotiated basis; and (iv) purchasing mortgage-backed bonds secured by Qualified Loans through its recently introduced "AgVantage" program. Qualified Loans purchased by Farmer Mac are aggregated into pools that back Farmer Mac Guaranteed Securities, which are sold periodically into the capital markets.

     The Farm Credit System Reform Act of 1996 (the "1996 Act"), enacted by Congress in early 1996, amended the Act and expanded Farmer Mac's agricultural secondary market authorities, thereby improving its operating flexibility. In its pre-1996 Act operations, Farmer Mac was dependent upon third party "poolers" to aggregate agricultural mortgage loans and submit them to Farmer Mac for securitization and was precluded from issuing its guarantee without the existence of a minimum 10% cash reserve or subordinated (first loss) interest. As a result of the 1996 Act, Farmer Mac now purchases agricultural mortgage loans directly from lenders and issues and guarantees securities backed by such loans without the pre-1996 Act cash reserve or subordinated interest requirement. Farmer Mac is now also a "first loss" guarantor - it guarantees timely payments of principal (including any balloon payments) and interest on Farmer Mac Guaranteed Securities backed by 100% of the underlying Qualified Loans. Unlike its residential mortgage counterparts - the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") - Farmer Mac is, however, subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act") and the requirement that public offerings of Farmer Mac Guaranteed Securities (as distinguished from its equity and debt securities) be registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "1933 Act").

     Farmer Mac conducts its business through two programs, "Farmer Mac I" and "Farmer Mac II." The Farmer Mac I Program involves the purchase of Qualified Loans, which are not guaranteed by any instrumentality or agency of the United States, or obligations backed by such Qualified Loans or by Guaranteed Portions (as defined below) and the securitization of such loans or obligations. The Farmer Mac II Program involves the purchase of guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the United States Department of Agriculture (the "USDA") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.) (the "ConAct") and the issuance of Farmer Mac Guaranteed Securities backed by such Guaranteed Portions. Farmer Mac's sources of revenue are (or are expected to be): (i) fees it receives in connection with the issuance of its guarantees; (ii) gains on the sales of Farmer Mac Guaranteed Securities backed by loans it purchases; and (iii) net interest income earned on its portfolio of Farmer Mac Guaranteed Securities issued under both the Farmer Mac I and Farmer Mac II Programs, investments, loans purchased pending securitization and mortgage-backed bonds purchased under AgVantage.

     Prior to the enactment of the 1996 Act, Farmer Mac completed seven securitizations under the Farmer Mac I Program resulting in Farmer Mac guarantees of approximately $748 million of securities (of which $228.9 million were outstanding at December 31, 1997). From the enactment of the 1996 Act through December 31, 1997, Farmer Mac completed 11 securitizations under the Farmer Mac I Program resulting in Farmer Mac guarantees of $345.7 million of new securities (of which $341.2 million were outstanding at December 31, 1997). In addition, as of December 31, 1997, Farmer Mac had purchased $47.2 million of Qualified Loans in the Farmer Mac I Program which it is holding pending securitization and had outstanding mandatory delivery commitments to purchase $10.8 million of Qualified Loans in the Farmer Mac I Program. From the inception of the Farmer Mac II Program in 1991 through December 31, 1997, Farmer Mac guaranteed approximately $364.7 million of Farmer Mac Guaranteed Securities issued thereunder (of which approximately $272.8 million were outstanding at December 31, 1997). The Farmer Mac II Program was not affected by the 1996 Act. Farmer Mac Guaranteed Securities issued under the Farmer Mac I Program are referred to as Farmer Mac I Securities; Farmer Mac Guaranteed Securities issued under the Farmer Mac II Program are referred to as Farmer Mac II Securities. See "Farmer Mac Guarantee Program."

     Since the enactment of the 1996 Act, Farmer Mac has raised approximately $55 million in new equity capital through the sale of Class A Voting Common Stock and Class C Non-Voting Common Stock. As a result of these (and other previous) issuances of Common Stock, there are currently outstanding 1,009,180 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 3,078,399 share of Class C Non-Voting Common Stock. See Farmer Mac Guarantee Program - Financing - Equity Issuances. The Class A Voting Common
Stock and the Class B Voting Common Stock are herein called the "Voting Common Stock." The Voting Common Stock and the Class C Non-Voting Common Stock are herein called the "Common Stock."

     Farmer Mac funds its program operations primarily through the issuance of debt obligations of various maturities ("Discount Notes" and "Medium-Term Notes;" collectively, "Notes"). See "Farmer Mac Guarantee Program - Financing." As of December 31, 1997, Farmer Mac had outstanding $816.7 million of Discount Notes and $442.2 million of Medium-Term Notes, net of unamortized debt issuance costs, discounts and premiums. Farmer Mac significantly increased its debt issuance activities in 1997 as part of its strategy to increase its presence in the capital markets. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Overview" and "- Results of Operations - Net Interest Income."

     The Farm Credit Administration (the "FCA"), acting through the Office of Secondary Market Oversight (the "OSMO"), has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities. Farmer Mac is required to meet certain minimum and critical capital requirements specified in the Act, which are being phased-in over the course of a transition period. By statute, the FCA is required to promulgate risk-based capital regulations for Farmer Mac no sooner than early 1999. For a discussion of the capital requirements and Farmer Mac's capital, see "Government Regulation of Farmer Mac - Regulation Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Although Farmer Mac is an institution of the Farm Credit System (a "System Institution"), it is not liable for any debt or obligation of any other System Institution. Neither the Farm Credit System nor any other individual System Institution is liable for any debt or obligation of Farmer Mac.

     Farmer Mac employs 26 persons, located primarily at its principal executive offices at 919 18th Street, N.W., Suite 200, Washington, D.C. 20006. Its telephone number is (202) 872-7700.

                          FARMER MAC GUARANTEE PROGRAM

Farmer Mac I

      General

     Farmer Mac is authorized to purchase, or guarantee securities backed by or representing interests in, Qualified Loans. A Qualified Loan is a loan secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on Agricultural Real Estate or Rural Housing (as defined below) that is located within the United States. A Qualified Loan must also be an obligation of: (i) a citizen or national of the United States or an alien lawfully admitted for permanent residence in the United States; or (ii) a private corporation or partnership whose members, stockholders or partners holding a majority interest in the corporation or partnership are individuals described in clause (i). A Qualified Loan must also be an obligation of a person, corporation or partnership having sufficient indicia of creditworthiness to indicate a reasonable likelihood of repayment of the loan according to its terms. A Qualified Loan may be an existing or newly originated mortgage loan that conforms to Farmer Mac's requirements.

     Qualified Loans are secured either by Agricultural Real Estate or by Rural Housing. Agricultural Real Estate is defined by Farmer Mac as a parcel or parcels of land, which may be improved by buildings or other structures permanently affixed to the parcel or parcels, that (i) are used for the production of one or more agricultural commodities; and (ii) consist of a minimum of five acres or are used in producing minimum annual receipts of at least $5,000. In accordance with the Act, the principal amount of a Qualified Loan secured by Agricultural Real Estate may not exceed $3.49 million, which has been adjusted for inflation as of October 1, 1997, unless the Agricultural Real Estate consists of an aggregate of 1,000 acres or less. Farmer Mac has limited the maximum loan amount to $6.0 million (adjusted annually for inflation), regardless of acreage.

     Rural Housing is defined by Farmer Mac as a one- to four-family, owner-occupied principal residence that is a moderately priced dwelling located in a community having a population of 2,500 or fewer inhabitants; the dwelling (excluding the land to which the dwelling is affixed) cannot have a purchase price or current appraised value of more than $139,000 (adjusted annually for inflation). In addition to the dwelling itself, a Rural Housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50% of the total appraised value of the combined property. To date, Rural Housing Qualified Loans have not represented a significant part of Farmer Mac's business.

      Cash Window Purchases

     Qualified Loan Purchases. Farmer Mac purchases Agricultural Real Estate Qualified Loans directly from approved lenders ("Sellers") for cash on a continuing basis through its "cash window." Farmer Mac primarily purchases fixed and adjustable rate Qualified Loans, but may also purchase other types of Qualified Loans, including convertible mortgage loans. Qualified Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments and provisions that require a yield maintenance payment in the event of prepayment (depending upon the level of interest rates at the time of prepayment). Farmer Mac seeks to develop and offer through the cash window loan products that are in demand by agricultural borrowers and the lenders who serve them and that can be securitized and efficiently sold into the capital markets. In offering to purchase loans through the cash window, Farmer Mac emphasizes the importance of conformity to its program requirements, including the interest rate, amortization, final maturity and periodic payment specifications, in order to facilitate the purchase of individual loans or groups of loans from many lenders for aggregation into uniform pools that back Farmer Mac Guaranteed Securities.

     During the fourth quarter of 1997, Farmer Mac announced its "part-time farmer" loan program designed for borrowers who live on agricultural properties but derive a significant portion of their income from off-farm employment. These loans are available for agricultural real estate of at least 5 acres or with annual gross receipts of $5,000 from production of crops or livestock.

     Farmer Mac regularly publishes a "rate sheet" listing the cash window loan products it is willing to purchase, if the loan meets its Underwriting and Appraisal Standards (discussed below), and indicative "net yields" at which such purchases could be completed. Farmer Mac issues mandatory commitments to purchase specified Agricultural Real Estate Qualified Loans for a specified period of time. Under such commitments, lenders are obligated to sell Qualified Loans to Farmer Mac at the commitment net yield. If a lender is unable to deliver a Qualified Loan in accordance with a mandatory delivery commitment, Farmer Mac requires the lender to pay a fee to extend the commitment or for failure to deliver.

     Mortgage-Backed Bond Purchases. In the first quarter of 1998, Farmer Mac introduced "AgVantage," an alternative way of accessing the cash window. Under AgVantage, Farmer Mac purchases (and guarantees timely payment of principal and interest on) mortgage-backed bonds from Sellers in the cash window who have been certified as "AgVantage certified facilities" (each, an "AgVantage Issuer") based upon Farmer Mac's assessment of their agricultural loan underwriting and servicing capabilities, as well as their creditworthiness. AgVantage bonds, which are general obligations of the AgVantage Issuers, are secured by eligible collateral in an amount ranging from 120% to 150% of the bonds' outstanding principal amount. Eligible collateral consists of Qualified Loans having an aggregate principal balance at least equal to 100% of the bonds' outstanding principal amount and cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States.

     As  of  March  20,  1998,   Farmer  Mac  had  purchased   $6.0  million  of
mortgage-backed bonds from AgVantage Issuers.

      Swap Transactions

     Farmer Mac is also authorized to acquire Qualified Loans from lenders in exchange for Farmer Mac Guaranteed Securities backed by such Qualified Loans. Unlike cash window transactions, which generally involve loans with Farmer Mac-specified terms, Farmer Mac anticipates negotiating these swap transactions with the lender and acquiring loans with payment, maturity and interest rate characteristics that Farmer Mac would not purchase through its cash window. Many Qualified Loans will be eligible for swap transactions on the basis of their conformity to Farmer Mac's "existing loan" criteria, which require that the loans be outstanding for at least five years and have low (60% or less) loan-to-value ratios and other indicia of performance, while Qualified Loans outstanding for less than five years will be eligible for swap transactions only on the basis of their conformity to Farmer Mac's more stringent credit ratios as of the date of their origination and subject to other performance analyses. In December 1997, Farmer Mac completed its first swap transaction under the authorities granted in the 1996 Act, issuing $1.05 million principal amount of Farmer Mac I Securities in exchange for two Qualified Loans having an aggregate principal balance of $1.05 million.

      Negotiated Transactions

     Farmer Mac may also purchase portfolios of Qualified Loans that qualify as "existing loans" and otherwise meet the characteristics of loans qualifying for swap transactions, as described above.

      Underwriting and Appraisal Standards

     Farmer Mac has established Underwriting and Appraisal Standards for Qualified Loans in an effort to reduce the risk of loss from defaults by borrowers and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participants in the Farmer Mac I Program. These standards were developed on the basis of industry norms for mortgage loans qualified to be sold in the secondary market and were designed to assess the creditworthiness of the farmer, as well as the value of the mortgaged property relative to the amount of the Qualified Loan. In each transaction, Farmer Mac requires representations and warranties to ensure that the Qualified Loans conform to these standards and any other requirements it may impose from time to time.

     The Underwriting Standards require, among other things, that the loan-to-value ratio for any Qualified Loan not exceed 70% (which Farmer Mac reduced from 75% in 1996 in light of its status as a "first loss guarantor"). In the case of Rural Housing Qualified Loans and Qualified Loans under the "part-time farmer" program, up to 85% of the appraised value of the property may be financed if the amount above 70% is covered by private mortgage insurance. In the case of newly originated Agricultural Real Estate Qualified Loans, borrowers must also meet certain credit ratios, including: (i) a pro forma (after closing the new loan) debt-to-asset ratio of 50% or less; (ii) a pro forma cash flow debt service coverage ratio of not less than 1:1 on the mortgaged property;
(iii) a total debt service coverage ratio, computed on a pro forma basis, of not less than 1.25:1, including farm and non-farm income; and (iv) a ratio of current assets to current liabilities, computed on a pro forma basis, of not less than 1:1. In early 1997, Farmer Mac introduced a premium loan program for loans to highly creditworthy borrowers. Under that program, Qualified Loans meeting certain more stringent Underwriting Standards than the foregoing loan-to-value and credit ratios would qualify for purchase at a lower net yield than those applicable to loans not meeting the higher standards.

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

      Originators and Sellers

     In addition to its Underwriting and Appraisal Standards, Farmer Mac has established minimum eligibility requirements for lenders who originate or purchase new or existing Qualified Loans for sale through the Farmer Mac cash window or in negotiated transactions with Farmer Mac ("Originators"). An Originator may be a System Institution, bank, insurance company, business and industrial development company, savings and loan association, association of agricultural producers, agricultural cooperative, commercial finance company, trust company, credit union or other financial entity. In addition to the ownership requirements discussed below, Originators are generally required to have stockholders' equity of at least $1 million or at least $500,000 of net worth (defined by Farmer Mac) in order to be approved as a Seller of Qualified Loans to Farmer Mac. Originators are also required to have a staff experienced in agricultural lending and servicing, to maintain a fidelity bond and either an errors and omissions, mortgage impairment or mortgagee interest policy providing coverage in an amount determined by Farmer Mac from time to time, and to provide representations and warranties to Farmer Mac regarding the qualifications of Qualified Loans sold to Farmer Mac.

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

Farmer Mac I Securities

     Farmer Mac I Securities are mortgage pass-through certificates issued and guaranteed by Farmer Mac that represent beneficial interests in pools of Agricultural Real Estate Qualified Loans or in obligations backed by pools of
Agricultural Real Estate Qualified Loans. Under the Act, public offerings of Farmer Mac I Securities are required to be registered with the Commission under the 1933 Act; accordingly, Farmer Mac maintains a shelf registration statement pursuant to which public offerings of Farmer Mac I Securities are made. Farmer Mac may also issue Farmer Mac I Securities in private, unregistered transactions. Farmer Mac has appointed First Trust National Association, a national banking association based in Minneapolis, Minnesota, to serve as trustee for each trust underlying Farmer Mac I Securities.

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

     Farmer Mac I Securities are not assets of Farmer Mac, except when acquired for investment purposes, nor are Farmer Mac I Securities recorded as liabilities of Farmer Mac. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying Qualified Loans, even if Farmer Mac has not actually received such scheduled payments. Farmer Mac I Securities enable Farmer Mac to further its statutory purpose of increasing the liquidity of the agricultural mortgage market and create a source of guarantee fee income for Farmer Mac without assuming any debt refinancing risk on the underlying pooled mortgages. Because Farmer Mac guarantees timely payments on Farmer Mac I Securities (without the former statutory protection afforded by a minimum 10% cash reserve or subordinated interest), it assumes the ultimate credit risk of borrower defaults on the Qualified Loans underlying its guaranteed securities. Those loans are subject to the Farmer Mac Underwriting Standards described above in "-Underwriting and Appraisal Standards." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management."

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

      Funding

     The primary sources of funding for the payment of claims, if any, made under a Farmer Mac guarantee are the fees Farmer Mac receives for providing its guarantees and Farmer Mac's general assets. A portion of the guarantee fees received by Farmer Mac is required to be set aside in a segregated account as a reserve against losses from its guarantee activities. Among other things, this reserve account must be exhausted before Farmer Mac may issue obligations to the Secretary of the Treasury against the $1.5 billion Farmer Mac is authorized to borrow from the Secretary of the Treasury pursuant to the Act to fulfill its guarantee obligations. Although it may borrow from the Treasury, under certain conditions, to meet its guarantee obligations, Farmer Mac expects that its guarantees on Farmer Mac Guaranteed Securities eventually will substantially exceed its resources, including amounts in its guarantee reserve account and its limited ability to borrow from the Treasury. For information with respect to the reserve account, see Note 6 to the Financial Statements. For a more detailed discussion of Farmer Mac's borrowing authority from the Treasury, see "Farmer Mac's Borrowing Authority from the U.S. Treasury."

      Portfolio Diversification

     Prior to enactment of the 1996 Act, the Act required that pools of Qualified Loans backing Farmer Mac I Securities be diversified with respect to geography, commodities produced on the related mortgaged properties and principal balance. In accordance with that requirement, Farmer Mac had developed "diversification standards" that guided the pooling of loans backing Farmer Mac I Securities. The 1996 Act removed the diversification requirement. Nevertheless, Farmer Mac has established a policy goal of diversifying its portfolio of Qualified Loans both geographically and by commodity. For information with respect to the diversification of Farmer Mac's existing portfolio of Qualified Loans, see Note 10 to the Financial Statements.

Farmer Mac II

      General

     The Farmer Mac II Program is authorized under Sections 8.0(3) (12 U.S.C. ss. 2279aa(3)) and 8.0(9) (12 U.S.C. ss. 2279aa(9)) of the Act. Under those
Sections: (i) Guaranteed Portions are statutorily included in the definition of loans eligible as "Qualified Loans" for Farmer Mac secondary market programs;
(ii) Guaranteed Portions are exempted from the underwriting, appraisal and repayment standards that all other Qualified Loans must meet, and pools of Guaranteed Portions are exempted from any diversification and internal credit enhancement that may be required of pools of Qualified Loans that are not Guaranteed Portions; and (iii) Farmer Mac is authorized to pool Guaranteed Portions and issue Farmer Mac II Securities backed by such Guaranteed Portions.

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

      Transactions Under Farmer Mac II Program

     As of December 31, 1997, Farmer Mac had issued and guaranteed approximately $364.7 million of Farmer Mac II Securities, of which approximately $272.8 million were outstanding as of that date. Of the $272.8 million of Farmer Mac II Securities outstanding as of December 31, 1997, approximately $249.5 million are held by Farmer Mac. The remaining outstanding Farmer Mac II Securities are held by other investors. See Notes 4 and 10 to the Financial Statements.
Financing

      Debt Issuances

     Farmer Mac's Board of Directors has authorized the issuance of up to $2.0 billion of Notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac may issue Notes to obtain funds for the Farmer Mac I and Farmer Mac II Programs to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities backed by Guaranteed Portions and/or Qualified Loans.) The Notes may have maturities, bear interest and be redeemable prior to maturity, all as determined by Farmer Mac. Farmer Mac also may issue Notes to maintain reasonable amounts for business operations, including liquidity, relating to the foregoing activities authorized under the Act, and may invest the proceeds of such issuances in accordance with the policies established by the Board from time to time. The Board's current policy authorizes Farmer Mac to invest in U.S Treasury, agency and instrumentality obligations; repurchase agreements; commercial paper; guaranteed investment contracts; certificates of deposit; federal funds and bankers acceptances; certain securities and debt obligations of corporate issuers; asset-backed securities, and corporate money market funds. For information with respect to Farmer Mac's outstanding investments and indebtedness, see Notes 3 and 5 to the Financial Statements.

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

     From April 1997 through March 20, 1998, Farmer Mac had sold 19,180 shares of Class A Voting Common Stock through a continuous direct offering program. Farmer Mac intends to offer an aggregate of approximately 93,000 shares of Class A Stock through this program to interested eligible investors. In November 1997, Farmer Mac completed a public offering of 400,000 shares of its Class C Non-Voting Common Stock. As a result of these (and other previous) issuances, there are currently outstanding 1,009,180 shares of Class A Stock, 500,301 shares of Class B Voting Common Stock and 3,078,399 shares of Class C Stock.

     Farmer Mac may obtain capital from future issuances of common stock (both voting and non-voting) or preferred stock. Other than the direct offering of Class A Voting Common Stock, which Farmer Mac intends to continue in 1998, and a program pursuant to which members of Farmer Mac's Board of Directors may elect to receive Class C Non-Voting Common Stock in lieu of some or all of their cash retainer for serving as Directors, Farmer Mac has no current plans to issue any additional shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Review."

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

      Department of the Treasury

     In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested the FCA, in a cooperative effort with the Department of the Treasury, to "monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Banking and Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period [the transition period for the phase-in of higher capital standards, as provided in the 1996 Act] and beyond, if necessary."

      Comptroller General/General Accounting Office

     The Act requires the Comptroller General of the United States to perform an annual review of the actuarial soundness and reasonableness of the guarantee fees established by Farmer Mac.

     In May 1997, in response to concerns expressed by certain members of Congress regarding the investment practices of the government-sponsored enterprises (GSEs), the General Accounting Office commenced a review of the investment policies and practices of certain GSEs, including Farmer Mac, Fannie Mae and Freddie Mac. Although a final report was issued by the GAO on March 11, 1998, it has not yet been made available to the GSEs or the public.

      Capital Standards

     General. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac -- minimum, critical and risk-based. The minimum and critical capital requirements are expressed in the Act as a percentage of on-balance sheet assets and a lower percentage of "off-balance sheet obligations" (primarily outstanding Farmer Mac Guaranteed Securities not owned by Farmer Mac (or an affiliate)); each of these percentages will increase over the course of a transition period ending January 1, 1999, when the highest percentages of minimum and critical capital specified in the Act will be applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a presentation of Farmer Mac's current regulatory capital position. The Act does not specify the required level of risk-based capital, but directs the FCA to establish a risk-based capital test for Farmer Mac no sooner than early 1999. See " - Risk-based capital" below. In the event that Farmer Mac were unable to comply with existing capital requirements or higher capital requirements that may be imposed in the future, the FCA could take enforcement actions against Farmer Mac, including curtailing its business activities. See " - Enforcement levels" below.

     At December 31, 1997, Farmer Mac's minimum and critical capital requirements were $30.0 million and $15.0 million, respectively, and its actual capital level was $75.1 million. If the fully-phased in (highest) minimum capital level had been in effect at December 31, 1997, Farmer Mac's actual capital would have been $34.9 million above the requirement.

     Minimum capital level. Prior to the enactment of the 1996 Act, the minimum level of core capital required to be maintained by Farmer Mac was scheduled to increase in December 1996 from 0.45% to 2.50% of all on-balance sheet assets owned by Farmer Mac, while the amount required to be maintained against "off-balance sheet obligations" was to remain at 0.45%. The 1996 Act imposed higher levels of core capital than the 0.45% and 2.50% in the Act, but established a transition period following the enactment of the 1996 Act before Farmer Mac would be required to maintain the highest level of core capital on and after January 1, 1999.

     Under the 1996 Act, the highest minimum capital level for Farmer Mac, which will be applicable on and after January 1, 1999, will be an amount of core capital equal to the sum of 2.75% of Farmer Mac's aggregate on-balance sheet assets, as determined by generally accepted accounting principles, plus 0.75% of the aggregate off-balance sheet obligations of Farmer Mac, specifically including: (i) the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities; (ii) instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities; and (iii) other off-balance sheet obligations of Farmer Mac.

     During the one-year period ending December 31, 1998, Farmer Mac's minimum capital level is required to be the sum of (i) 0.65% of its aggregate off-balance sheet obligations, (ii) 1.95% of "designated on-balance sheet assets" (assets acquired under Farmer Mac's "linked portfolio strategy" (pursuant to which Farmer Mac may acquire and hold Farmer Mac Guaranteed
Securities) and Qualified Loans purchased and held by Farmer Mac, and (iii) 2.65% of on-balance sheet assets other than "designated on-balance sheet assets."

     Critical capital level. The 1996 Act clarifies that Farmer Mac's critical capital level at any time shall be an amount of core capital equal to 50% of the total minimum capital requirement at that time.

     Risk-based capital. The 1996 Act directs the FCA to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth therein, and to commence the related public rulemaking process no sooner than February 1999. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac. For several years, Farmer Mac has conducted its own guaranty fee adequacy analyses, using stress-test models developed internally and with the assistance of outside experts. Those analyses have taken into account the diverse and dissimilar characteristics of the various asset categories for which the Corporation must manage its risk exposures, and that analytical process is ongoing as the mix of assets under management shifts with growth in the business and the addition of new asset categories. Farmer Mac believes that any risk-based capital test developed by the FCA should take similar factors into account and should not result in risk-based capital significantly higher than the statutory minimum capital level. To date, the FCA has not advised Farmer Mac as to the possible level of risk-based capital that may be required or when the rulemaking process would likely conclude and a final regulation be imposed on Farmer Mac. While a risk-based capital requirement significantly above the statutory minimum capital level could have a material adverse effect on Farmer Mac, the ultimate impact of any particular risk-based capital test would have to be evaluated in light of the level of risk-based capital required relative to Farmer Mac's then-existing capital position, the categories of assets against which risk-based capital would have to be maintained, growth in Farmer Mac's business, Farmer Mac's ability to raise additional equity in the capital markets, alternative business strategies available to Farmer Mac and legal, as well as public policy considerations affecting the applicability of a risk-based capital requirement to Farmer Mac. Accordingly, it is not possible to determine the impact, if any, of a final risk-based capital regulation on Farmer Mac at this time.

     Enforcement levels. The Act directs the FCA to classify the Corporation within one of four enforcement levels for purposes of determining capital compliance. Prior to the promulgation of a risk-based capital regulation for Farmer Mac (which, as previously noted, could occur no sooner than February
1999), the Act provides that Farmer Mac shall be classified as within "level I" (the highest compliance level) so long as its capital equals or exceeds the then applicable minimum capital level. As of December 31, 1997, Farmer Mac was classified as within level I.

     Failure to comply with the applicable minimum capital level in the Act would result in Farmer Mac being classified as within level III (below the minimum but above the critical capital level) or level IV (below the critical capital level). (Level II is not applicable prior to the promulgation of the risk-based capital regulation since it contemplates the failure to comply with the risk-based capital standard.) In the event that Farmer Mac were classified as within level III or IV, the Act requires the Director to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified. The mandatory measures applicable to level III include: requiring Farmer Mac to submit (and comply with) a capital restoration plan; prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level IV and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and reclassifying Farmer Mac as within a lower level if it does not submit a capital restoration plan that is approved by the Director or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director. If Farmer Mac were classified as within level III, then, in addition to the foregoing mandatory supervisory measures, the Director could take any of the following discretionary supervisory measures: imposing limits on any increase in, or ordering the reduction of, any obligations of Farmer Mac, including off-balance sheet obligations; limiting or prohibiting asset growth or requiring the reduction of assets; requiring the acquisition of new capital in an amount sufficient to provide for reclassification as within a higher level; terminating, reducing or modifying any activity the Director determines creates excessive risk to Farmer Mac; or appointing a conservator or a receiver for Farmer Mac. The Act does not specify any supervisory measures, either mandatory or discretionary, to be taken by the Director in the event Farmer Mac were classified as within level IV.

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

Item 2. Properties

     On September 30, 1991, Farmer Mac entered into a long-term lease for its principal offices, which are located at 919 18th Street, N.W., Suite 200, Washington, D.C. 20006. The lease, which is for a term of ten years, covers approximately 7,500 square feet of office space. Farmer Mac's offices are suitable and adequate for its present needs and the rent paid by Farmer Mac under the lease is consistent with current market rates for comparable office space in the District of Columbia. If ongoing implementation of the authorities granted to Farmer Mac in the 1996 Act continues to result in the expansion of Farmer Mac's staff and equipment to an extent that indicates a need for larger facilities, Farmer Mac will consider alternatives to its current lease arrangement.

Item 3. Legal Proceedings

      Not applicable.

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

Class A Common Stock
                                        High Bid      Low Bid
                                     ------------  ------------
                                            ($ per share)
1996
First Quarter..........................     $5.50       $ 3.75
Second Quarter.........................      6.25         5.50
Third Quarter..........................     22.25         6.00
Fourth Quarter.........................     28.00        18.75

1997
First Quarter..........................    $28.50       $22.00
Second Quarter.........................     22.50        17.00
Third Quarter..........................     15.50        13.50
Fourth Quarter.........................     18.88        11.00

1998
First Quarter (through March 20).......    $17.38       $16.25

Class C Common Stock                   High Bid      Low Bid
                                     ------------  ------------
                                           ($ per share)
1996
First Quarter..........................     $7.00        $4.25
Second Quarter.........................      8.00         7.00
Third Quarter..........................     24.25         8.00
Fourth Quarter.........................     30.50        18.50

1997
First Quarter..........................    $37.00       $24.25
Second Quarter.........................     35.25        24.50
Third Quarter..........................     41.25        33.50
Fourth Quarter.........................     66.50        39.00

1998
First Quarter (through March 20).......    $63.13       $51.25

      Farmer Mac is unaware of any publicly available quotations or prices with respect to the Class B Voting Common Stock, which has a limited market and trades infrequently.

      It is estimated that there were 1,593 registered owners of the Class A Voting Common Stock outstanding, 104 registered owners of the Class B Voting Common Stock outstanding and 1,557 registered owners of the Class C Non-Voting Common Stock outstanding as of March 20, 1998.

      In April 1997, Farmer Mac implemented a direct stock purchase program for the sale of Class A Voting Common Stock to financial institutions eligible to own such stock (banks, insurance companies and other financial institutions that are not System Institutions). Through March 20, 1998, Farmer Mac had sold 19,180 shares of Class A Voting Common Stock to 44 financial institutions in 45 transactions. The aggregate offering price for the sales was approximately

$345,500. Farmer Mac's Class A Voting Common Stock is exempt from registration under Section 3(a)(2) of the Securities Act of 1933 by virtue of Farmer Mac's status as an instrumentality of the United States. No agent or underwriter was involved in any of these transactions; thus, no underwriting discounts or commissions were paid.

      In November 1997, Farmer Mac sold 400,000 shares of its Class C Non-Voting Common Stock in a public offering underwritten by SBC Dillon Read Inc. Total underwriting discounts and commissions paid to SBC Dillon Read aggregated $1,376,000 and total gross proceeds to Farmer Mac were $23,024,000. Like the Class A Voting Common Stock, the Class C Non-Voting Common Stock is exempt from registration under Section 3(a)(2) of the Securities Act of 1933 by virtue of Farmer Mac's status as an instrumentality of the United States.

      For information on Farmer Mac's dividend policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Balance Sheet Review" and Note 7 to the Financial Statements.

Item 6.     Selected Financial Date


                                                                        December 31,
                                              -----------------------------------------------------------------
                                              ------------  ------------ ------------ ------------ ------------
Summary of Financial Condition:                  1997          1996         1995         1994         1993
                                              ------------  ------------ ------------ ------------ ------------
                                                                   (dollars in thousands)

  Investment securities                         $ 656,737      $ 85,799     $ 63,281      $ 9,437      $ 5,503
  Farmer Mac I and II securities, net             442,311       419,260      417,169      367,994      398,380
  Total Assets                                  1,348,135       603,104      512,464      477,238      525,254

  Debentures, notes and bonds, net:
   Due within one year                            856,028       259,164      207,422      168,307      172,350
   Due after one year                             402,803       287,128      284,084      288,209      330,190

  Total liabilities                             1,273,074       555,899      500,752      465,019      511,703
  Stockholders' equity                             75,061        47,205       11,712       12,219       13,551

Selected Financial Ratios:
  Return/(loss) on average assets                       0.47%         0.14%       (0.13%)      (0.27%)      (0.14%)
  Return/(loss) on equity                               7.57%         2.64%       (5.41%)     (10.34%)      (4.99%)
  Average equity to assets                              6.27%         5.28%        2.42%        2.57%        2.71%

                                                                  Year ended December 31,
                                              -----------------------------------------------------------------
                                              ------------  ------------ ------------ ------------ ------------
Summary of Operations:                           1997          1996         1995         1994         1993
                                              ------------  ------------ ------------ ------------ ------------
                                                      (dollars in thousands, except per share amounts)
  Interest income                                $ 80,153      $ 37,353     $ 36,424     $ 31,712     $ 32,642
  Interest expense                                 72,992        34,623       34,709       30,303       30,848
                                              ------------  ------------ ------------ ------------ ------------
   Net interest income                              7,161         2,730        1,715        1,409        1,794
  Guarantee fee income                              2,575         1,623        1,263        1,050        1,203
  Gain on issuance of mortgage-backed securities    2,362         1,070            -            -            -
  Miscellaneous                                       253            63          171          177          176
                                              ------------  ------------ ------------ ------------ ------------
   Total revenue                                   12,351         5,486        3,149        2,636        3,173
  Other expenses                                    7,840         5,081        3,796        3,968        3,976
                                              ------------  ------------ ------------ ------------ ------------
   Income/(loss) before income taxes and
    extraordinary item                              4,511           405         (647)      (1,332)        (803)
  Income tax (benefit)/expense                       (115)           12            -            -            -
  Extraordinary gain                                    -           384            -            -          127
                                              ------------  ------------ ------------ ------------ ------------
                                              ------------  ------------ ------------ ------------ ------------
   Net income/(loss)                                4,626           777         (647)      (1,332)        (676)
                                              ------------  ------------ ------------ ------------ ------------

Earnings/(Loss) Per Share:

  Class A and B Voting Common Stock
   Basic earnings before extraordinary item           $ 0.48        $ 0.07      $ (0.14)     $ (0.28)     $ (0.17)
   Basic net earnings                                 $ 0.48        $ 0.15      $ (0.14)     $ (0.28)     $ (0.14)

   Diluted earnings before extraordinary item         $ 0.46        $ 0.07      $ (0.14)     $ (0.28)     $ (0.17)
   Diluted net earnings                               $ 0.46        $ 0.14      $ (0.14)     $ (0.28)     $ (0.14)

  Class C Non-Voting Common Stock
   Basic earnings before extraordinary item           $ 1.44        $ 0.22      $ (0.41)     $ (0.85)     $ (0.51)
   Basic net earnings                                 $ 1.44        $ 0.44      $ (0.41)     $ (0.85)     $ (0.43)

   Diluted earnings before extraordinary item         $ 1.39        $ 0.22      $ (0.41)     $ (0.85)     $ (0.51)
   Diluted net earnings                               $ 1.39        $ 0.43      $ (0.41)     $ (0.85)     $ (0.43)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial information at and for the twelve months ended December 31, 1997, 1996 and 1995 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation ("FMMSC") and Farmer Mac Acceptance Corporation ("FMAC"). All material intercompany transactions have been eliminated in consolidation.

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

      The following management's discussion and analysis includes forward-looking statements addressing the Corporation's prospects for earnings, loan volume and securitization growth; trends in net interest income and provision for losses; changes in capital position; and other business and financial matters. Among the factors that could cause actual results to differ from the expectations expressed herein are the following: substantial changes in interest rates, agricultural land values, commodity prices and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; legislative or regulatory restrictions on Farmer Mac's investment authority; the availability of debt funding in sufficient quantities and at attractive spreads to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans or AgVantage mortgage-backed bonds to Farmer Mac; the willingness of investors to invest in agricultural mortgage-backed securities versus other investments; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; the imposition of significant risk-based capital requirements; or changes in the Corporation's status as a government-sponsored enterprise.

      Given the foregoing potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed herein. Furthermore, Farmer Mac undertakes no obligation to publicly release the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Overview

      Net income for the year ended December 31, 1997 totaled $4.6 million, compared to $0.8 million for the same period a year ago. Diluted earnings per share for 1997 were $0.46 for Classes A and B common stock and $1.39 for Class C common stock, as compared to $0.14 and $0.43, respectively, for 1996. Earnings per share reflect the 3-to-1 dividend and liquidation preference accorded to Class C common stock compared to Classes A and B common stock, as well as the 400,000 share Class C common stock offering completed in November 1997. Net income for 1997 includes a $250 thousand tax benefit associated with the future use of operating losses incurred in prior years.

      Farmer Mac's improved financial results are attributable to a series of positive developments beginning in early 1996, which marked a turnaround in its business prospects and financial performance. Positive developments in 1996 included the enactment of the 1996 Act early in the year and the opening of the cash window in mid-1996. Bolstered by these positive developments, in early 1997, Farmer Mac undertook a strategy to increase its presence in the capital markets, particularly the debt markets, in order to attract more investors to its debt and mortgage-backed securities and thereby improve the liquidity of its securities and reduce its borrowing and securitization costs. The Board and management believed that increasing Farmer Mac's presence in the capital markets would improve the pricing of its agricultural mortgage-backed securities (AMBS), and thereby enhance the attractiveness of the loan products offered through its programs for the benefit of agricultural lenders and borrowers. Since the implementation of the debt strategy, the Corporation has experienced a tightening of its AMBS spreads relative to other comparable agency securities and anticipates continued improvements in pricing as liquidity and investor recognition of Farmer Mac increase.

      In addition to tightening its AMBS spreads, the expanded debt issuance strategy has resulted in an increase in net interest income, which contributed significantly to Farmer Mac's improved operating results for 1997. Net interest income is composed primarily of income from program assets (Farmer Mac I and II Securities and loans held for securitization) and non-program assets (cash and cash equivalents and investment securities). Income from non-program assets has contributed most significantly to the recent increases in net interest income, although program assets continue to generate the greatest proportion of the Corporation's total net interest income. Farmer Mac increased the size of its non-program investment portfolio as a result of the implementation of its expanded debt issuance strategy. The proceeds of these increased debt issuances have been invested primarily in high quality, short- and long-term floating rate investments, which have generated significant amounts of net interest income. Farmer Mac's eventual objective for the proceeds of its increased debt issuances is investment in program assets, particularly Farmer Mac I and II Securities, loans held for securitization and other program assets, such as AgVantage mortgage-backed bonds. During the phase-in of that objective, the term of which is dependent upon growth in Farmer Mac's core guarantee business, Farmer Mac expects to continue to invest in non-program assets.

      In addition to increased net interest income, Farmer Mac has also realized increased guarantee fee income and gain on issuance of mortgage-backed securities as a result of increased guarantee volume since enactment of its revised legislative authorities. During 1997, $197.5 million of AMBS, backed by loans acquired through the cash window, were issued to capital market investors, compared to the $149.3 million of AMBS issued in 1996.

      While Farmer Mac's financial condition has improved, future improvements in operating results are expected to depend largely upon growth in Farmer Mac's historical core business (guarantee fee income and gain on issuance of mortgage-backed securities). Growth in the core business is dependent upon guarantee volume which, in turn, depends upon the increase in the cumulative volume of loans acquired through the Farmer Mac programs. Farmer Mac has begun to attract the interest of non-traditional agricultural real estate lenders, particularly mortgage bankers and agricultural supply and equipment companies, for whom management believes the advantages of its programs would result in diversification of income sources and more efficient utilization of their existing facilities and personnel at low marginal costs through access to their established customer base. The addition of mortgage bankers and regional financial institutions should significantly increase the number of outlets offering Farmer Mac loans. Many of these institutions have undertaken, or would be expected to undertake, marketing initiatives, utilizing various media sources, to advertise the availability of Farmer Mac loans. In addition, the recent introduction of "AgVantage" has begun to attract the interest of traditional agricultural real estate lenders, to whom AgVantage offers the liquidity opportunity to convert qualified agricultural mortgage loans into cash without having to sell the loans to Farmer Mac. Based on management's evaluation of the business potential of its programs and their existing and prospective participants, Farmer Mac will continue to add resources, including additional field personnel and other employees dedicated to customer service, to support these institutions' efforts in establishing and expanding a secondary market presence in the areas they serve, and to attract more sellers who offer the prospect of active participation in Farmer Mac's programs. Because many of these institutions are, or will be, new to the Farmer Mac programs, however, management cannot predict the timing or the level of their participation.

      During 1997, Farmer Mac implemented a training program through which it conducts "seller workshops" in various locations and at various times throughout the country. Farmer Mac believes that these workshops have contributed, and will continue to contribute, to increased interest in the Corporation's programs and improved the understanding of those programs by participants. During 1997, Farmer Mac expanded its product line with the announcement of additional loan products, including a "part-time farmer" loan, designed for borrowers who live on agricultural properties but derive a significant portion of their income from off-farm employment. This loan product is available for single-family, owner-occupied detached residences located on agricultural production properties of at least 5 acres or with annual gross receipts of $5,000 from production of crops or livestock. Other products added to Farmer Mac's existing line of 5- and 15-year, fixed rate loans include a new three-year, and a refined one-year, adjustable rate loan (ARM), both with features permitting conversion to fixed rates and flexible prepayment terms, and a 10-year, fixed rate loan. In late 1997, Farmer Mac consummated the first transaction under its "swap" program, which allows lenders to exchange new or seasoned Qualified Loans for Farmer Mac Guaranteed Securities. Swap transactions, whether involving newly originated or existing loans, offer certain advantages to lenders because the Farmer Mac Guaranteed Securities received in exchange for the loans are accorded a lower risk-weight than whole loans under risk-based capital guidelines and can be pledged as collateral and used in repurchase transactions.

      Farmer Mac continues to face the challenge of expanding its business in the highly static market for agricultural and rural home mortgage loans. Having obtained the statutory authority to operate under similar guidelines to those of Fannie Mae and Freddie Mac does not ensure the long-term success of Farmer Mac's programs, though they are receiving steadily greater acceptance among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the long-term, agricultural mortgage lenders, whether traditional or non-traditional, must realize the benefits of selling loans or loan-backed securities to Farmer Mac and must modify their business practices accordingly.

      A detailed discussion of Farmer Mac's financial results for the years ended December 31, 1997, 1996 and 1995 follows.

Average Balances and Rates

      The following table provides information regarding interest-earning assets and interest-bearing liabilities for the years ended December 31, 1997, 1996 and 1995.



                                1997                                  1996                                 1995
                           -------------------------------------- ------------------------------------------------------------------
                           ---------------------------------------------------------------------------------------------------------
                               Average       Income/     Average  Average       Income/   Average  Average      Income/     Average
                               Balance       Expense      Rate    Balance       Expense    Rate    Balance      Expense      Rate
                           ---------------------------------------------------------------------------------------------------------
                           --------------------------- ---------- ----------- ------------------------------------------------------
                             (dollars in thousands)

Assets:
  Farmer Mac I and II
   Securities, net            $ 429,081      $ 30,541     7.12%  $408,534      $ 29,672    7.26%  $397,265      $ 29,097      7.32%
  Investments and cash
   equivalents                  756,920        47,371     6.26%   127,465         6,964    5.46%   114,050         7,327      6.43%
  Loans held for
   secuitization                 26,869         2,241     8.34%     8,513           717    8.42%       -             -          -
                           ------------- ------------- ---------- ----------- ------------------------------------------------------
                           ------------- ------------- ---------- ----------- ------------------------------------------------------

   Total earning assets       1,212,870        80,153       6.61% 544,512         37,353   6.86% 511,315          36,424      7.12%
  Other assets                   43,008                            20,168                         13,451
                           -------------                          -----------                    ------------
                           -------------                          -----------                    ------------

   Total assets              $1,255,878                          $564,680                              $524,766
                           -------------                          -----------                          ------------
                           -------------                          -----------                          ------------

Liabilities and
  Stockholders' Equity:
  Debentures, notes         $1,182,591     $ 72,992        6.17% $537,802       $ 34,623   6.44%       $507,015      $ 34,709
Other liabilities             23,751                             12,045                                 5,871
                           -------------                          -----------                          ------------
                           -------------                          -----------                          ------------

   Total liabilities          1,206,342                          549,847                               512,886
  Stockholders' equity           49,536                           14,833                                11,880
                           -------------                        -----------                          ------------
                           -------------                        -----------                          ------------

   Total liabilities and
   stockholders' equity      $1,255,878                         $564,680                              $524,766
                           ------------- ------------- ---------- ----------- ------------------------------------------------------
                           ------------- ------------- ---------- ----------- ------------------------------------------------------

Net interest income/
  spread                                      $ 7,161     0.44%                $ 2,730          0.42%          $ 1,715        0.28%
                                         ------------- ----------             -------------------------        ----------- --------
                                         ------------- ----------             -------------------------        --------------------
Net yield on interest
  earning assets                                          0.59%                                 0.50%                         0.33%
                                                       ----------                           -----------                  -----------


Rate/Volume Analysis

      The table below sets forth information regarding changes in the components of net interest income for the years ended December 31, 1997, 1996 and 1995.


                                               1997 vs. 1996                       1996 vs. 1995
                                           ----------------------------------- ----------------------------------
                                           ----------------------------------- ----------------------------------
                                               Increase (Decrease) Due to         Increase (Decrease) Due to
                                              Rate       Volume      Total        Rate      Volume       Total
                                           ----------- ----------- ----------- ----------- ----------  ----------
                                           ----------------------- ----------- ----------- ----------  ----------
                                               (in thousands)


Income from interest-earning assets
  Farmer Mac I and II Securities               $ (541)    $ 1,410       $ 869      $ (245)     $ 820       $ 575
  Investments and cash equivalents                863      39,544      40,407      (1,168)       805        (363)
  Loans held for securtization                     94       1,430       1,524           -        717         717
                                           ----------- ----------- ----------- ----------- ----------  ----------
                                           ----------- ----------- ----------- ----------- ----------  ----------

   Total                                          416      42,384      42,800      (1,413)     2,342         929
Expense from interest-bearing liabilities      (1,869)     40,238      38,369      (2,130)     2,044         (86)
                                           ----------- ----------- ----------- ----------- ----------  ----------
                                           ----------- ----------- ----------- ----------- ----------  ----------

Change in net interest income                 $ 2,285     $ 2,146     $ 4,431       $ 717      $ 298     $ 1,015
                                           ----------- ----------- ----------- ----------- ----------  ----------


Results of Operations

      Net Interest Income. Net interest income totaled $7.2 million for the year ended December 31, 1997 compared to $2.7 million for year ended December 31, 1996. The increase in net interest income compared to 1996 was due to an increase in the average balance of interest-earnings assets and a 9 basis point increase in net interest yield. The increase in the average balance of interest-earning assets was primarily due to an increase in the balance of investments and cash equivalents as a result of Farmer Mac's expanded debt issuance program begun in early 1997. To a lesser extent, increases in Farmer Mac I and II securities and loans held for securitization also contributed to the increase. The increase in net interest yield was due to a shift in the composition of the investment portfolio from short-term, highly liquid investments to longer-term floating-rate investments, which generally have higher spreads. The shift toward long-term floating-rate investments was primarily attributable to growth in securities guaranteed by instrumentalities or agencies of the United States. The increase in the Corporation's stockholders' equity, which represents "non-interest-bearing funding," also contributed to the increase in net interest yield.

      Net interest income totaled $1.7 million for the year ended December 31, 1995. The $1.0 million increase from 1995 to 1996 was primarily attributable to a decrease in Farmer Mac's average funding costs. The decrease in funding costs was due to higher coupon Medium-Term Notes being replaced with lower coupon Medium-Term Notes during 1996.

      Other Income. Other income totaled $5.2 million for the year ended December 31, 1997, an increase of $2.4 million compared to $2.8 million for the year ended December 31, 1996. The increase in other income was due to increases in guarantee fee income and the gain on issuance of agricultural mortgage-backed securities (AMBS). Guarantee fee income increased from $1.6 million for 1996 to $2.6 million for 1997, as the outstanding balance of guaranteed securities increased from $631.3 million at December 31, 1996 to $842.9 million at December 31, 1997. Gain on issuance of AMBS totaled $2.4 million for 1997 compared to $1.1 million for 1996. Farmer Mac issued $197.5 million of AMBS in 1997 compared to $149.3 million in 1996.

      Other income totaled $1.4 million for the year ended December 31, 1995. The $1.4 million increase in other income from 1995 to 1996 was due to increases in guarantee fee income and gain on issuance of AMBS. Guarantee fee income increased $360 thousand from 1995 to 1996. The change in guarantee fee income was attributable to the level of Farmer Mac I and II Securities outstanding in each of the comparable periods. In 1996, Farmer Mac recognized $1.1 million in gains on the issuance of AMBS. No such gains were recognized on Farmer Mac I Securities issued prior to the 1996 Act.

      Other Expenses. Other expenses totaled $7.8 million for the year ended December 31, 1997 compared to $5.1 million for the year ended December 31, 1996. The increase in other expenses was attributable to increased compensation and other costs related to expanded operations under Farmer Mac's revised legislative authorities. Farmer Mac's provision for loan losses, a component of other expenses, totaled $990 thousand for 1997 compared to $263 thousand for 1996. The increase in the provision for losses was attributable to the increase in outstanding Farmer Mac AMBS for which Farmer Mac assumes 100% credit risk (see "Risk Management - Credit risk management").

      Other expenses totaled $3.8 million for the years ended December 31, 1995. The $1.3 million increase from 1995 to 1996 was largely attributable to increased costs associated with the implementation of Farmer Mac's expanded authorities.

      Income Tax Benefit/Expense. During the year ended December 31, 1997, Farmer Mac reduced the valuation allowance related to its net deferred tax asset by $1.7 million, of which $1.5 million was attributable to taxable income earned in 1997 and $250 thousand was attributable to the future use of the net operating loss carryforwards. As a result, Farmer Mac recorded a tax benefit of $115 thousand for the year ended December 31, 1997. At December 31, 1997, Farmer Mac had a net deferred tax asset of $250 thousand, net of a $1.5 million valuation allowance. A valuation allowance is required to reduce the net deferred tax asset to an amount that is likely to be realized. Management will continue to assess the required valuation allowance on an ongoing basis. For further information regarding Farmer Mac's net deferred tax asset, see Note 8 to the Financial Statements.

      For the year ended December 31, 1996, Farmer Mac recognized income tax expense of $12 thousand. No tax expense was recognized in 1995. Little or no tax expense was recognized in 1996 and 1995 due to the utilization of net operating loss carryforwards.

      Extraordinary Gain. In 1996, the Corporation recognized an extraordinary gain of $384 thousand from the early extinguishment of $8.0 million of debt. There was no early extinguishment of debt in 1997 or 1995.

Balance Sheet Review

      During 1997, Farmer Mac's assets increased by $745.0 million, from $603.1 million at December 31, 1996 to $1.3 billion at December 31, 1997. This increase was due to a $679.6 million increase in non-program assets (cash and cash equivalents and investment securities) and a $57.2 million increase in program assets (Farmer Mac I and II securities and loans held for securitization). The increase in non-program assets resulted from Farmer Mac's expanded debt issuance strategy and consisted of short- and long-term floating-rate investments. The increase in program investments was due to increases in Farmer Mac II Securities and loans held for securitization. During 1997, Farmer Mac issued $95.0 million in securities under the Farmer Mac II Program, compared to $92.5 million in 1996. Of the total Farmer Mac II securities issued during 1997, $80.6 million were purchased by Farmer Mac for investment purposes. The increase in loans held for securitization at December 31, 1997 compared to December 31, 1996 was due to increased Farmer Mac I cash window activity.

      At December 31, 1997, Farmer Mac had $1.3 billion of Discount Notes and Medium-Term Notes (net of unamortized debt issuance costs, discounts and premiums) outstanding, an increase of $712.5 million compared to December 31, 1996. The increase in outstanding debt was primarily attributable to the expanded debt issuance strategy and corresponds to the increase in non-program and program assets.

      In November 1997, Farmer Mac sold 400,000 shares of Class C Non-Voting Common Stock in a public offering at $61.00 per share, which generated approximately $23.0 million in net proceeds. The stock offering, combined with 1997 earnings, resulted in a $27.8 million increase in stockholders' equity at December 31, 1997 compared to December 31, 1996. At December 31, 1997 and 1996, Farmer Mac's actual capital levels exceeded its minimum regulatory capital requirements. Farmer Mac has not paid and does not expect to pay dividends on its Common Stock in the near future.

Risk Management

      Interest-rate risk management. Interest-rate risk is the risk that interest rate changes could materially affect equity and earnings. Farmer Mac is subject to interest-rate risk on its portfolio of Farmer Mac I and II Securities and other investments, and loans purchased through the cash window. Farmer Mac is subject to interest-rate risk on its portfolio of Farmer Mac I and II Securities as a result of the ability of borrowers to prepay their mortgages before the scheduled maturities. Mortgage prepayments can cause fluctuations in net interest income to the extent that they change the timing of the repricing of Farmer Mac's assets and liabilities. For Farmer Mac I Securities, this risk is mitigated to a great extent by yield maintenance provisions, which require payments to be made to Farmer Mac when loans prepay. These payments are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the loans not prepaid. The existence of these provisions reduces (but does not eliminate) Farmer Mac's exposure to reinvestment risk. Yield maintenance provisions are not contained in any Guaranteed Portions underlying Farmer Mac II Securities, which comprised approximately 56% of Farmer Mac's portfolio of Farmer Mac I and II Securities at December 31, 1997. There is significantly less interest-rate risk related to Farmer Mac's portfolio of other investments since it consists entirely of investments that reprice within one year.

      Farmer Mac's primary strategy to manage interest-rate risk related to Farmer Mac I and II Securities and investments is to "match fund" the portfolio with a mix of short-term Discount Notes and callable and non-callable Medium-Term Notes. This funding mix is designed to match the expected cash flows of the Farmer Mac I and II Securities and investments, while allowing Farmer Mac the ability to adjust debt maturities in response to prepayments. For information regarding the contractual maturities of interest-earning assets and interest-bearing liabilities, see Notes 3, 4 and 5 to the Financial Statements. In monitoring interest-rate risk, management does not use repricing gap analyses since actual repricing dates will likely differ from those expected because borrowers have the right to prepay the underlying mortgages. Instead, Farmer Mac monitors the sensitivity of its assets and liabilities to changes in interest rates as discussed further below.

      Farmer Mac is also subject to interest-rate risk on loans purchased through the cash window. When Farmer Mac commits to purchase a Qualified Loan, it is exposed to interest-rate risk between the time it commits to purchase the loans and the time it forward sells AMBS backed by those loans. As of December 31, 1997, Farmer Mac had committed to purchase $10.8 million of Qualified Loans through the Farmer Mac I cash window. With respect to outstanding commitments to purchase Qualified Loans and the $47.2 million in loans held for securitization at December 31, 1997, Farmer Mac had committed to sell forward $23.8 million of AMBS for future settlement. The remaining $34.2 million net purchase position at December 31, 1997 consisted of adjustable-rate and fixed-rate loans not subject to forward sale commitments. The Corporation manages interest-rate risk related to fixed-rate loans not offset by forward sale commitments through the use of off-balance sheet derivative financial instruments, such as futures contracts.

      Farmer Mac has established policies and implemented interest-rate risk management procedures to monitor its exposure to interest rate volatility from prepayments and reinvestment risk. Management performs sensitivity analyses of Farmer Mac's market value of equity and net interest income and calculates the duration gap of its assets and liabilities on an ongoing basis. These risk measures are reviewed regularly by the Asset Liability Committee and the Finance Committee of the Board of Directors to ensure compliance with the Corporation's interest-rate risk policy limits.

      Credit risk management. Farmer Mac' primary exposure to credit risk is the risk of loss from defaults by borrowers on the loans underlying Farmer Mac Guaranteed Securities. Farmer Mac guarantees the timely payment of principal, including any balloon payments, and interest on Farmer Mac I Securities (a similar guarantee is provided on Farmer Mac II Securities; however, Farmer Mac's credit exposure on these securities is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions). For Farmer Mac I Securities issued prior to the enactment of the 1996 Act, Farmer Mac's credit risk exposure is supported by subordinated interests. Before Farmer Mac is required to make a guarantee payment, full recourse must first be taken against the subordinated interest. As of December 31, 1997, the subordinated interests represented approximately 10% of the outstanding balance of all Farmer Mac I Securities issued prior to the enactment of the 1996 Act. The 1996 Act eliminated the subordinated interest requirement and Farmer Mac now assumes 100% of the credit risk on Farmer Mac I Securities issued since the 1996 Act (referred to as AMBS). Farmer Mac mitigates the credit risk related to guarantees on all Farmer Mac I securities through Underwriting and Appraisal Standards and by requiring collateral in the form of the real estate supporting the Qualified Loans backing the securities (see "Business Farmer Mac I - Underwriting and Appraisal Standards").

      As of December 31, 1997 and 1996, the outstanding principal balance of Farmer Mac Guaranteed Securities was as follows:



                                           1997          1996
                                       -------------  ------------
                                       ---------------------------
                                             (in thousands)

Farmer Mac I AMBS                         $ 341,213     $ 148,918
Other Farmer Mac I Securities               228,904       271,341
Farmer Mac II Securities                    272,777       211,024
                                       -------------  ------------
                                       -------------  ------------

                                          $ 842,894     $ 631,283
                                       -------------  ------------




      Farmer Mac evaluates the credit quality of the Farmer Mac I portfolio by monitoring factors such as loan-to-value, commodity and geographic distributions, and delinquency rates. The primary factor influencing credit quality is loan-to-value. The following table sets forth the distribution of loans underlying Farmer Mac I Securities by loan-to-value as of December 31, 1997 and 1996. For information regarding commodity and geographic distributions, see Note 10 to the Financial Statements.


                         1997                                  1996
                      ------------------------------------- --------------------------------------
                      ------------------------------------- --------------------------------------
                                    Other                                   Other
                       AMBS (1)     Farmer                                  Farmer
                       AMBS (1)     Mac I (2)    Total         AMBS (1)     Mac I (2)    Total
                      -----------  ------------------------ ------------ -------------------------
                      ------------------------ ------------ ------------ ------------ ------------
                          (in thousands)

0.00% to 40.00%         $ 26,969     $ 74,154    $ 101,123     $ 13,292     $ 79,504     $ 92,796
40.01% to 50.00%          65,324       61,057      126,381       25,389       71,211       96,600
50.01% to 60.00%         122,368       65,480      187,848       42,917       80,907      123,824
60.01% to 70.00%         125,759       28,213      153,972       64,301       39,718      104,019
70.01% to 80.00%             793            -          793        3,019            -        3,019
                      -----------  ----------- ------------ ------------ ------------ ------------
                      -----------  ----------- ------------ ------------ ------------ ------------

     Total             $ 341,213    $ 228,904    $ 570,117    $ 148,918    $ 271,340    $ 420,258
                      -----------  ----------- ------------ ------------ ------------ ------------
                      -----------  ----------- ------------ ------------ ------------ ------------

(1)  Farmer Mac bears the entire risk of loss.

(2) Securities are supported by subordinated interests, which represented 10% of the initial balance of the loans underlying the securities at issuance.


      At December 31, 1997 and 1996, loans that were 90 days or more past due, including loans in foreclosure or bankruptcy, represented 0.26% and 0.73% of the principal amount of all loans underlying Farmer Mac I Securities. All loans that were 90 days or more past due related to Qualified Loans purchased prior to the 1996 Act. Management believes that no losses will be incurred by Farmer Mac on these loans because of the subordinated interests with respect to the related securities.

      Farmer Mac maintains a reserve for loan losses to cover losses incurred on loans purchased under the Farmer Mac I Program since the 1996 Act. At December 31, 1997, Farmer Mac's reserve for loan losses totaled $1.6 million. Management evaluates the adequacy of the reserve for loan losses on a quarterly basis and considers a number of factors, including: historical charge-off and recovery activity (noting any particular trends in preceding periods); trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; current and anticipated economic conditions; the condition of agricultural segments and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have a geographic or commodity concentration; the degree of risk inherent in the composition of the guaranteed portfolio; the results of its quality control reviews; and its underwriting standards.

      To a lesser extent, Farmer Mac is also exposed to institutional credit risk related to Sellers, its investment portfolio and interest-rate contracts. Farmer Mac manages institutional credit risk related to Seller/Servicers by requiring such institutions to meet certain standards and by monitoring their financial condition and servicing performance. The credit risk inherent in the investment portfolio is mitigated by Farmer Mac's policy of investing in highly rated instruments and concentration limits, which reduces exposure to any one counterparty. The composition of Farmer Mac's investment portfolio also limits its credit risk. At December 31, 1997, Farmer Mac's investment portfolio consisted primarily of short-term highly liquid investments or long-term floating-rate agency mortgage-backed securities. Farmer Mac's management of credit risk related to interest-rate contracts is discussed in Note 10 to the Financial Statements.

Liquidity and Capital Resources

      Liquidity. Farmer Mac's business programs present funding needs that are driven by the purchase of Qualified Loans, payment of principal and interest on Farmer Mac guaranteed securities and the maturities of debt. Farmer Mac's primary sources of funds to meet these needs are issuances of debt obligations, principal and interest payments on mortgages underlying Farmer Mac guaranteed securities and net operating cash flows. Because of Farmer Mac's regular participation in capital markets and its status as a government-sponsored enterprise, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac also maintains a portfolio of cash equivalents, comprised of commercial paper and other short-term investments, to draw upon as necessary. At December 31, 1997 and 1996, Farmer Mac's cash and cash equivalents totaled $177.6 million and $68.9 million, respectively.

      Capital Requirements. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac - minimum, critical and risk-based. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount. Higher minimum and critical capital requirements are being phased-in over a transition period, which ends January 1, 1999, when the highest level of minimum capital will be applicable.

      The Act does not specify the required level of risk-based capital. It directs the FCA to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth therein, and provides that the related public rulemaking process shall commence no sooner than February 1999. For a discussion of risk-based capital, including the potential impact of future risk-based capital requirements on Farmer Mac, see "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Risk-based capital."

      Certain enforcement powers are given to the FCA depending upon Farmer Mac's compliance with the capital standards. See "Government Regulation of

Farmer Mac -- Regulation -- Capital Standards -- Enforcement levels." As of December 31, 1997 and 1996, Farmer Mac was classified as within "level I" (the highest compliance level). The following table sets forth Farmer Mac's minimum capital requirement as of December 31, 1997 based on current requirements and assuming fully phased-in requirements were in effect:


                                          Current Requirement                         Fully Phased-In Requirement
                                       ---------------------------------------- ----------------------------------------
                                       ---------------------------------------------------------------------------------
                                                                       Capital                                  Capital
                                          Amount         Ratio         Required    Amount         Ratio         Required
                                       ------------- ------------- -------------------------- ------------  ------------
                                       ------------- ------------- ------------ ------------- ------------  ------------

Designated assets:
  Farmer Mac I and II Securities          $ 442,311       1.20%        $ 5,308     $ 442,311      2.75%         $ 12,164
  Loans held for securitization              47,177       1.20%            566        47,177      2.75%            1,297
Other on-balance sheet assets               858,647       2.55%         21,895       858,647      2.75%           23,613
Outstanding balance of Guaranteed
  Mortgage Securities held by others        409,087             0.55%    2,250       409,087      0.75%     3,068
Other off-balance sheet obligations           3,429             0.55%       19         3,429      0.75%        26
                                                                   ------------                             ------------
                                                                   ------------                             ------------

Minimum capital level                                                   30,038                             40,168
Actual capital                                                          75,061                             75,061
                                                                   ------------                             ------------
                                                                   ------------                             ------------

Capital surplus                                                       $ 45,023                           $ 34,893
                                                                   ------------                            ------------

      In the opinion of management, Farmer Mac has sufficient liquidity and capital for the next twelve months.

Other Matters

      New Accounting Standards. In 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." For Farmer Mac, SFAS No. 125 applies to the accounting for the purchase and sale of Qualified Loans under its programs, as well as other transactions involving transfers of financial assets. Provisions of SFAS No. 125 were effective beginning January 1, 1997, except those related to secured financing transactions, such as repurchase and dollar repurchase agreements, which are effective January 1, 1998. Implementation of SFAS No. 125 has not had, and is not expected to have, a material effect on Farmer Mac's financial results.

      In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information." These standards, which are effective in 1998, provide for additional disclosures only and will have no effect on Farmer Mac's financial position or results of operations.

      Year 2000. The year 2000 problem relates to the inability of some computer programs to process date-sensitive information due to the use of two digits (rather than four) to define the applicable year. As a result, these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management has conducted an assessment of its information systems, as well as those of its primary vendors, and believes that the year 2000 problem will not have a material effect on Farmer Mac's financial results.

Item 9. Financial Statements

Independent Auditors' Report

The Board of Directors and Stockholders
Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiaries ("Farmer Mac") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmer Mac as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP



Washington, D.C.
January 23, 1998

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                  December 31,
                                                                 -----------------------------
                                                                 -----------------------------
                                                                     1997           1996
                                                                 -------------  --------------
                                                                 -----------------------------
                                                                 (in thousands)
Assets:
   Cash and cash equivalents                                        $ 177,617        $ 68,912
   Investment securities (Note 3)                                     656,737          85,799
   Farmer Mac I and II securities, net (Note 4)                       442,311         419,260
   Loans held for securitization                                       47,177          12,999
   Interest receivable                                                 19,968          14,821
   Guarantee fees receivable                                            1,474             745
   Prepaid expenses and other assets                                    2,851             568
                                                                 -------------  --------------
                                                                 -------------  --------------

       Total assets                                               $ 1,348,135       $ 603,104
                                                                 -------------  --------------
                                                                 -------------  --------------

Liabilities and Stockholders' Equity:
Liabilities:
  Debentures, notes and bonds, net (Note 5):
       Due within one year                                          $ 856,028       $ 259,164
       Due after one year                                             402,803         287,128
   Accrued interest payable                                             9,783           7,231
   Accounts payable and accrued expenses                                2,815           1,721
   Allowance for losses on guaranteed securities (Note 6)               1,645             655
                                                                 -------------  --------------
                                                                 -------------  --------------
       Total Liabilities                                            1,273,074         555,899

Stockholders' Equity (Note 7):
   Common stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,000,100 and 990,000 shares issued and outstanding at
       December 31, 1997 and 1996                                       1,000             990
     Class B Voting, $1 par value, no maximum authorization,
       500,301 and 593,401 shares issued and outstanding at
       December 31, 1997 and 1996                                         500             593
     Class C Voting, $1 par value, no maximum authorization,
       3,078,214 and 2,658,897 shares issued and outstanding
       at December 31, 1997 and 1996                                    3,078           2,659
   Additional paid-in capital                                          75,148          52,513
   Loan receivable for purchase of stock                                    -            (557)
   Unrealized gain on securities available for sale                     1,198             329
   Accumulated deficit                                                 (5,863)         (9,322)
                                                                 -------------  --------------
                                                                 -------------  --------------
       Total stockholders' equity                                      75,061          47,205

   Commitments (Notes 10 and 11)

   Total Liabilities and Stockholders' Equity                     $ 1,348,135       $ 603,104
                                                                 -------------  --------------
                                                                 -------------  --------------

        See accompanying notes to consolidated financial statements.


                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                1997          1996          1995
                                                             ------------  ------------  -----------
                                                             (in thousands, except per share amounts)


Interest income:
   Farmer Mac I and II securities                               $ 30,541      $ 29,672     $ 29,097
   Investments and cash equivalents                               47,371         6,964        7,327
   Loans held for securitization                                   2,241           717            -
                                                             ------------  ------------  -----------
     Total interest income                                        80,153        37,353       36,424

Interest expense                                                  72,992        34,623       34,709
                                                             ------------  ------------  -----------

Net interest income                                                7,161         2,730        1,715

Other income:
   Guarantee fees                                                  2,575         1,623        1,263
   Gain on issuance of AMBS, net                                   2,362         1,070            -
   Miscellaneous                                                     253            63          171
                                                             ------------  ------------  -----------
     Total other income                                            5,190         2,756        1,434

Other expenses:
   Compensation and employee benefits                              3,422         2,361        1,928
   Professional fees                                               1,500           828          412
   Board of Directors fees and expenses                              331           320          328
   Rent                                                              224           173          166
   Regulatory fees                                                   212           250          289
   General and administrative                                      1,161           886          576
   Provision for losses                                              990           263           97
                                                             ------------  ------------  -----------
     Total other expenses                                          7,840         5,081        3,796

                                                             ------------  ------------  -----------
Income/(loss) before income taxes and extraordinary item           4,511           405         (647)

Income tax (benefit)/expense                                        (115)           12            -
                                                             ------------  ------------  -----------

Income/(loss) before extraordinary item                            4,626           393         (647)

Extraordinary gain from early extinguishment of debt                   -           384            -
                                                             ------------  ------------  -----------

Net income/(loss)                                                $ 4,626         $ 777       $ (647)
                                                             ------------  ------------  -----------

Earnings/(loss) per Class A and B Voting Common Stock:
   Basic earnings/(loss) before extraordinary item                   $ 0.48        $ 0.07      $ (0.14)
   Basic net earnings/(loss)                                         $ 0.48        $ 0.15      $ (0.14)

   Diluted earnings/(loss) before extraordinary item                 $ 0.46        $ 0.07      $ (0.14)
   Diluted net earnings/(loss)                                       $ 0.46        $ 0.14      $ (0.14)

Earnings/(loss) per Class C Non-Voting Common Stock:
   Basic earnings/(loss) before extraordinary item                   $ 1.44        $ 0.22      $ (0.41)
   Basic net earnings/(loss)                                         $ 1.44        $ 0.44      $ (0.41)

   Diluted earnings/(loss) before extraordinary item                 $ 1.39        $ 0.22      $ (0.41)
   Diluted net earnings/(loss)                                       $ 1.39        $ 0.43      $ (0.41)

                   See accompanying notes to consolidated financial statements.



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                            Loan          Unrealized
                             Class A     Class B    Class C   Additional  Receivable  Gain on
                              Common     Common     Common     Paid-in    for Stock  Securities  Accumulated
                              Stock       Stock      Stock     Capital    Purchase   Available    Deficit     Total
                            ----------- ---------- ---------- ----------- ---------- ----------- ---------- -----------
                                                                  (in thousands)

Balance, December 31, 1994       $ 670      $ 500    $ 1,170    $ 19,331        $ -         $ -   $ (9,452)   $ 12,219

  Change in unrealized gain
   on securities available
   for sale                                                                                 140                    140
  Net Loss                                                                                            (647)       (647)
                            ----------- ---------- ---------- ----------- ---------- ----------- ---------- -----------

Balance, December 31, 1995         670        500      1,170      19,331          -         140    (10,099)     11,712

  Proceeds from issuance
   of Class A common
   stock                           320                             2,240                                         2,560
  Issuance of Class B and
   Class C common stock
   for note receivable                         93         44         420       (557)                                 -
  Proceeds from issuance
   of Class C common
   stock                                               1,438      30,479                                        31,917
  Issuance of Class C
   common stock as
   compensation                                            7          43                                            50
  Change in unrealized gain
   on securities available
   for sale                                                                                 189                    189
  Net income                                                                                           777         777
                            ----------- ---------- ---------- ----------- ---------- ----------- ---------- -----------

Balance, December 31, 1996         990        593      2,659      52,513       (557)        329     (9,322)     47,205

  Proceeds from issuance
   of Class A common
   stock                            10                               166                                           176
  Proceeds from issuance
   of Class C common
   stock                                                 400      22,480                                        22,880
  Net proceeds from
   exercise of stock
   warrants                                               19         125                                           144
  Repurchase of Class B
   common stock                               (93)                  (136)                           (1,167)     (1,396)
  Repayment of note
   receivable                                                                   557                                557
  Change in unrealized gain
   on securities available
   for sale                                                                                 869                    869
  Net income                                                                                         4,626       4,626
                            ----------- ---------- ---------- ----------- ---------- ----------- ---------- -----------

Balance, December 31, 1997     $ 1,000      $ 500    $ 3,078    $ 75,148        $ -     $ 1,198   $ (5,863)   $ 75,061
                            ----------- ---------- ---------- ----------- ---------- ----------- ---------- -----------

                             See accompanying notes to consoldiated financial statements.



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                                   --------------------------------------------
                                                                   -------------  --------------  -------------
                                                                       1997           1996            1995
                                                                   -------------  --------------  -------------
                                                                                 (in thousands)

Cash flow from operating activity:
   Income/(loss) from Operations                                        $ 4,626           $ 777         $ (647)
   Adjustments to reconcile net income/(loss) to cash provided by operating activities:
     Amortization of premium on Farmer Mac I & II securities              3,082           3,072          4,791
     Discount note amortization                                          46,602          11,131          9,522
     Increase in guarantee fees receivable                                 (729)           (172)          (119)
     (Increase) decrease in interest receivable                          (5,147)            751         (1,549)
     (Increase) decrease in prepaid expenses and other assets            (2,236)           (294)            27
     Amortization and depreciation                                          179             105            203
     Increase (decrease) in accounts payable and accrued expenses         1,094             981           (232)
     Increase in loans held for securitization                          (34,178)        (12,999)             -
     Increase (decrease) in accrued interest payable                      2,552          (1,163)           944
     Provision for losses                                                   990             263             97
     Gain on early extinguishment of debt                                     -            (384)             -
     Other                                                                    -              (1)           (49)
                                                                   -------------  --------------  -------------

     Net cash provided by operating activities                           16,835           2,067         12,988

Cash flow from investing activity:
   Farmer Mac I & II purchases                                          (80,641)        (84,452)      (104,674)
   Purchases of available-for-sale investments                         (427,269)        (30,548)       (58,689)
   Purchases of held-to-maturity investments                           (211,228)        (21,081)       (20,176)
   Proceeds from maturity of available-for-sale investments              47,407           7,677         14,371
   Proceeds from maturity of held-to-maturity investments                21,001          23,969         19,125
   Proceeds from Farmer Mac I & II principal repayments                  54,508          84,508         46,898
   Purchases of office equipment                                            (88)            (61)            (7)
                                                                   -------------  --------------  -------------

     Net cash (used) provided by investing activities                  (596,310)        (19,988)      (103,152)

Cash flows from financing activities:
   Proceeds from issuance of medium-term notes                          154,913          39,897         68,536
   Payments to redeem medium-term notes                                 (30,420)        (80,760)       (42,095)
   Proceeds from issuance of discount notes                          21,290,333       1,993,048      2,785,917
   Payments to redeem discount notes                                (20,749,007)     (1,908,215)    (2,786,987)
   Proceeds from common stock issuance                                   23,757          34,527              -
   Purchase and retirement of stock                                      (1,396)              -              -
                                                                   -------------  --------------  -------------

     Net cash provided (used) by financing activities                   688,180          78,497         25,371
                                                                   -------------  --------------  -------------

   Net increase (decrease) in cash and cash equivalents                 108,705          60,576        (64,793)

   Cash and cash equivalents at beginning of period                      68,912           8,336         73,129
                                                                   -------------  --------------  -------------

   Cash and cash equivalents at end of period                         $ 177,617        $ 68,912        $ 8,336
                                                                   -------------  --------------  -------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                          $ 20,083        $ 24,581       $ 24,146
     Income Taxes                                                          $ 34            $ 20            $ -

                         See accompanying notes to consolidated financial statements.

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation"), a federally chartered instrumentality of the United States, was established pursuant to Title VIII of the Farm Credit Act of 1971 (the "Charter Act") to attract new capital for the financing of agricultural real estate and rural housing loans and to provide liquidity to agricultural and rural housing lenders.

Farmer Mac is authorized to provide liquidity to the agricultural mortgage market by: (i) purchasing newly originated Qualified Loans directly from lenders on a continuing basis through its "cash window;" (ii) exchanging Qualified Loans for securities issued and guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities"), backed by such loans in "swap transactions;" (iii) purchasing portfolios of "existing loans" on a negotiated basis; and (iv) purchasing mortgage-backed bonds secured by Qualified Loans through its recently introduced "AgVantage" program. Qualified Loans purchased by Farmer Mac are aggregated into pools that back securities issued and guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities"), which are sold periodically into the capital markets.

Farmer Mac  conducts  its  business  through  two  programs,  "Farmer Mac I" and
"Farmer Mac II." The Farmer Mac I Program involves the purchase and securitization of Qualified Loans that are not guaranteed by any instrumentality or agency of the United States. The Farmer Mac II Program involves the purchase of guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the
United States Department of Agriculture (the "USDA"). The Farm Credit System Reform Act of 1996 (the "1996 Act"), enacted on February 10, 1996, changed the manner in which Farmer Mac is authorized to do business through the Farmer Mac I Program, thereby improving its operating flexibility. Prior to the 1996 Act, Farmer Mac was dependent upon third party "poolers" to aggregate Qualified Loans and submit them to Farmer Mac for securitization and was precluded from issuing its guarantee without the existence of a minimum 10% cash reserve or subordinated (first loss) interest. As a result of the 1996 Act, Farmer Mac is now authorized to purchase Qualified Loans directly from lenders and to issue and guarantee securities backed by such loans without the earlier cash reserve or subordinated interest requirement. Farmer Mac is now also a "first loss" guarantor -- it guarantees timely payments of principal (including any balloon payments) and interest on Farmer Mac Guaranteed Securities backed by 100% of the underlying Qualified Loans.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following comprises the significant accounting policies that Farmer Mac follows in preparing and presenting its financial statements:

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

Other investment securities for which Farmer Mac does not have the positive intent to hold to maturity have been classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity.

Interest income on Farmer Mac I and II Securities and investment securities is recognized on an accrual basis unless the collection of interest is considered doubtful. Farmer Mac receives yield maintenance payments when mortgage loans underlying certain Farmer Mac I Securities prepay. These payments are designed to minimize Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the mortgage loans not prepaid. Income from yield maintenance payments is recognized when the mortgage loans prepay and is classified as interest income in the statements of operations.

(d)   Loans Held For Securitization

Loans held for securitization are loans Farmer Mac has purchased through its cash window with the intent of securitizing and selling into the capital markets. The loans are carried at the lower of cost or market value on an aggregate basis. Market values are based on outstanding sale commitments or current market prices for loans not subject to forward sale commitments.

(e) Issuance of Farmer Mac I and II Securities

Farmer Mac issues guaranteed securities backed by loans acquired through the Farmer Mac I and II programs. A gain is recorded on the issuance of Farmer Mac I Securities to the extent sale proceeds, net of issuance costs and hedging gains and losses, exceed the cost basis in the underlying loans. The issuance of Farmer Mac I and II Securities generates guarantee fees for the Corporation. These fees are recognized as earned over the lives of the underlying loans. Farmer Mac recognizes the portion of guarantee fees generated by Farmer Mac I and II Securities held in portfolio as guarantee fee income rather than interest income in its statements of operations. Approximately $1.1 million, $1.0 million and $0.9 million of guarantee fees in 1997, 1996 and 1995, respectively, relate to Farmer Mac I and II Securities held in portfolio.

(f)    Debentures, Notes and Bonds, Net

Debentures, notes and bonds are classified as due within one year or due after one year based on their contractual maturity. Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the estimated life of the related debt.

(g)   Reserve for Loan Losses

Management maintains the reserve for loan losses at levels it deems adequate to absorb losses incurred on outstanding Farmer Mac I Securities issued after the 1996 Act. No reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act because of the unguaranteed subordinated interests, or for Farmer Mac II Securities because of the Secretary of Agriculture's guarantee. The reserve for loan losses is increased through periodic provisions charged to expense and reduced by charge-offs, net of recoveries. In estimating losses incurred on outstanding Framer Mac I Securities, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the guaranteed securities and Qualified Loans, delinquency trends, and historical charge-off and recovery activity.

(h)   Earnings/(Loss) Per Share

In 1997, Farmer Mac implemented SFAS No. 128, "Earnings per Share." This Statement replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The computation of earnings per share reflects the 3-to-1 dividend ratio applicable to each share of Class C Non-Voting Common Stock relative to each share of Class A and B Voting Common Stock.

The following schedule reconciles basic and diluted earnings/(loss) per share for the years ended December 31, 1997, 1996 and 1995.

                         1997                           1996                          1995
                       ------------------------------ ----------------------------- ----------------------------------------------
                       -----------------------------------------------------------------------------------------------------------

                              Effect of                       Effect of                      Effect of
                       Basic   Stock    Diluted     Basic       Stock   Diluted   Basic       Stock     Diluted
                       EPS    options   EPS         EPS        options  EPS       EPS        options     EPS
                       -----------------------------------------------------------------------------------------------------------
                                                (in thousands, except per share amounts)

Income/(loss) before
  extraordinary item     $ 4,626  $ -    $ 4,626      $ 393     $ -     $ 393     $ (647)    $ -        $ (647)

Weighted average
  shares:
  Classes A and B          1,501         -     1,501      1,490        -     1,490      1,170         -     1,170
  Class C                  2,716       118     2,834      1,263       50     1,313      1,170         -     1,170

Earnings/(loss) per
  share: (1)
  Classes A and B            $ 0.48              $ 0.46     $ 0.07             $ 0.07    $ (0.14)            $ (0.14)
  Class C                    $ 1.44              $ 1.39     $ 0.22             $ 0.22    $ (0.41)            $ (0.41)

(1) Reflects the 3-to-1 dividend and liquidation preference accorded to Class C compared to Classes A and B.



Options granted on November 4, 1997 to purchase 3,100 shares of Class C common stock at $54.75 per share were excluded from the computation of diluted earnings per share because the options' exercise price was higher than the average market price for the year ended December 31, 1997.

(i)   Income Taxes

Deferred tax assets and liabilities are recognized based on the expected future tax effect of existing differences between the financial reporting and tax reporting bases of assets and liabilities using enacted statutory tax rates. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(j)    Interest-Rate Contracts and Hedge Instruments

Interest-rate contracts, including interest-rate swaps and caps, are entered into with the intent of synthetically creating interest-earning assets and debt instruments. As such, the net differential received or paid is recorded as an adjustment to interest income or expense of the associated assets or liabilities, on an accrual basis.

Hedge instruments, currently consisting solely of futures contracts, are used by Farmer Mac to manage interest-rate risk exposure related to commitments to purchase Qualified Loans and loans held for securitization. Unrealized gains and losses on futures contracts are deferred as an adjustment to the cost basis of the loans until realized. When the futures contracts are terminated, the realized gains or losses are recognized as part of gain on issuance of mortgage-backed securities, net.

(k)   Reclassifications

Certain reclassifications of prior year information were made to conform with the 1997 presentation.

3. INVESTMENTS

The amortized cost and estimated fair values of investments at December 31, 1997 and 1996 were as follows:


                                                   1997                                                 1996
                            ---------------------------------------------------- ---------------------------------------------------
                            ---------------------------------------------------- ---------------------------------------------------
                            Amortized     Unrealized Unrealized              Amortized      Unrealized    Unrealized
                             Cost          Gain        Loss     Fair Value    Cost           Gain          Loss     Fair Value
                            ---------------------------------------------------- ---------------------------------------------------


                                                                         (in thousands)

Held-to-maturity:
  Corporate debt
   securities               $ -          $ -          $ -       $ -         $ 2,000          $ 1          $ -       $ 2,001
  Mortgage-backed
   securities                194,625      3,598         -        198,223        352            -            1           351
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
   Total held-to-maturity    194,625      3,598         -        198,223      2,352            1            1         2,352

Available-for-sale:
  Corporate debt
   securities                176,009          4        89        175,924         -             -            -             -
  Mortgage-backed
   securities                284,432       1,283        -        285,715      78,599          329           -        78,928
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
   Total available-for-sale  460,441       1,287       89        461,639      78,599          329           -        78,928

Cash investment in
  guarantee investment
  contract                       473           -        1           472        4,519            -           4         4,515
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------

   Total                   $ 655,539      $ 4,885    $ 90      $ 660,334    $ 85,470        $ 330          $ 5     $ 85,795
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------



The amortized cost, estimated fair value and yield of investments by remaining contractual maturity at December 31, 1997 are set forth below. Mortgage-backed securities, which do not have a single maturity date, are included as having contractual maturities greater than ten years. The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages with or without prepayment penalties.


                                 Held-to Maturity                 Available-for-Sale                      Total
                         --------------------------------- --------------------------------- ---------------------------------
                                                  --------                          --------
                         Amortized CoFair Value    Yield   Amortized CosFair Value   Yield   Amortized CosFair Value   Yield
                         ------------------------ -------- ------------------------ -------- ------------------------ --------
                                                                    (in thousands)

Due within one year              $ -         $ -        -     $ 29,999    $ 30,003    5.79%  $ 29,999    $ 30,003        5.79%
Due after one year
   through five years              -           -        -      116,010     116,010    5.96%   116,010     116,010        5.96%
Due after five years
   through ten years               -           -        -       30,000      29,911    6.38%    30,000      29,911        6.38%
Due after ten years          194,625     198,223    5.75%      284,432     285,715    6.55%   479,057     483,938        6.22%
                         ------------------------ -------- ------------ ----------- -------- ------------ ----------- --------

   Total (1)               $ 194,625    $198,223    5.75%     $460,441    $461,639    6.34%  $655,066    $659,862        6.16%
                        ------------------------ -------- ------------ ----------- -------- ------------ ----------- --------

(1) Total excludes cash investment in guaranteed investment contract which matures within 1 year.



There were no sales of investment securities during the years ended December 31, 1997 and 1996.

4. FARMER MAC I AND II SECURITIES

The following table sets forth the amortized costs, unrealized gains and losses and estimated fair values of the Farmer Mac I and II Securities at December 31, 1997 and 1996. All Farmer Mac I and II Securities were classified as held-to-maturity as of December 31, 1997 and 1996.


                                 1997                                     1996
                              ---------------------------------------  ---------------------------------------
                              ---------------------------------------  ---------------------------------------
                              Farmer        Farmer                     Farmer         Farmer
                              Mac I         Mac II       Total         Mac I          Mac II        Total
                              ---------------------------------------  ---------------------------------------
                              ------------------------------------------------------------------- ------------
                                                        (in thousands)

Unpaid principal balance        $ 184,356     $ 249,451    $ 433,807     $ 208,256     $ 199,418    $ 407,674
Unamortized premium                 8,504             -        8,504        11,574            12       11,586
                              ------------ ------------- ------------  ------------ ------------- ------------
                              ------------ ------------- ------------  ------------ ------------- ------------

  Amortized cost                  192,860       249,451      442,311       219,830       199,430      419,260

Unrealized gain                     5,658             -        5,658         4,027             -        4,027
Unrealized loss                       606         1,231        1,837           782           338        1,120
                              ------------ ------------- ------------  ------------ ------------- ------------
                              ------------ ------------- ------------  ------------ ------------- ------------

Fair value                      $ 197,912     $ 248,220    $ 446,132     $ 223,075     $ 199,092    $ 422,167
                              ------------ ------------- ------------  ------------ ------------- ------------



The amortized cost, estimated fair value and yield of investments by remaining contractual maturity at December 31, 1997 are set forth below. The expected maturities of Farmer Mac I and II Securities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages with or without prepayment penalties.


                                          Amortized
                                           Cost            Fair Value         Yield
                                          ------------------------- -------------
                                                  (dollars in thousands)

Due within one year                           $ 2,079      $ 2,013             8.67%
Due after one year through five years          43,682       42,961             8.18%
Due after five years through ten years         66,927       67,543             7.95%
Due after ten years                           329,623      333,615             7.94%
                                          ------------ ------------ -------------

  Total                                     $ 442,311    $ 446,132             7.97%
                                          ------------ ------------ -------------



There were no sales of Farmer Mac I and II Securities during the years ended December 31, 1997 and 1996.

5. DEBENTURES, NOTES AND BONDS, NET

Farmer Mac borrowings are comprised of Discount Notes and Medium-Term Notes, both of which are unsecured general obligations of the Corporation. Discount Notes generally have maturities of less than 90 days, whereas Medium-Term Notes have maturities of one to 30 years. The following table sets forth information related to Farmer Mac's borrowings for 1997 and 1996.

                       1997                                                     1996
                   --------------------------------------------------------- -------------------------------------------
                   Outstanding at           Average Outstanding
                   December 31,                During Year        Maximum      Outstanding at        Average Outstanding   Maximum
                                                                 Outstanding   December 31           During Year         Outstanding
                   --------- ----------- ---------               At Any        --------- ---------------------              at Any
                      Amount       Cost      Amount      Cost    Month End     Amount      Cost      Amount      Cost      Month End
                   ------------- --------- ----------- --------- ----------- --------------------- ---------------------
                                                          (dollars in thousands)

Due within one
  year:
  Discount notes      $ 816,680    5.63%     $820,747    5.44%    $994,548     $228,752    5.31%    $206,350     5.28%     $253,376
  Current portion
   of Medium-
   Term Notes            39,348    7.03%       31,053    6.94%      39,348       30,412    6.80%      42,459     6.72%       55,104
                    ------------- ---------                                   ---------------------

                        856,028         5.69%                                    259,164        5.48%

Due after one
  year:
  Medium-Term
   Notes due in:
   1998                       -         -                                         39,326        7.03%
   1999                  91,206         6.63%                                     41,187        7.23%
   2000                  76,123         7.07%                                     76,070        7.07%
   2001                  59,045         7.35%                                     59,009        7.35%
   2002                  50,826         6.88%                                      5,826        7.30%
   2003                  14,271         7.56%                                     14,356        7.56%
   Thereafter           111,332         7.51%                                     51,354        7.58%
                   ------------- ---------                                   ---------------------

                        402,803         7.13%                                    287,128        7.27%
                   ------------- ---------                                   ---------------------

   Total             $1,258,831         6.15%                                   $546,292        6.42%
                   ------------- ---------                                   ---------------------




Medium-Term Notes due after one year includes $226.0 million of Medium-Term Notes that are callable by Farmer Mac without penalty. In addition, $120.0 million of Medium-Term Notes due after one year were issued in conjunction with interest-rate swaps, which convert the fixed-rate interest cost to a variable-rate. The following schedule summarizes the earliest repricing date of borrowings outstanding at December 31, 1997, including the effect of interest-rate swaps, assuming callable debt is redeemed at (1) maturity and (2) the initial call date.

                     Earliest Repricing Date of Borrowings Outstanding
                            Assuming Callable Debt is Redeemed at
                     ---------------------------------------------------------
                     ---------------------------  ----------------------------
                              Maturity                     Call Date
                     ---------------------------  ----------------------------
                     --------------  -----------  --------------- ------------
                        Amount          Cost          Amount         Cost
                     --------------  -----------  --------------- ------------
                                          (in thousands)

Debt repricing in:
  1998                   $ 976,021            5.68%  $ 1,031,675            5.72%
  1999                      66,210            6.86%       61,181            7.10%
  2000                      76,123            7.07%       46,139            7.44%
  2001                      59,045            7.35%       47,446            7.63%
  2002                       5,829            7.30%       17,893            7.36%
  2003                      14,271            7.56%       15,198            7.38%
  Thereafter                61,332            7.52%       39,299            7.60%
                     --------------  -----------  --------------- ------------

   Total               $ 1,258,831            6.02%  $ 1,258,831            6.02%
                     --------------  -----------  --------------- ------------




During  1996,  Farmer  Mac  called  $8.0  million  of  debt,   resulting  in  an
extraordinary gain of $384 thousand. No debt was called during 1997.

Authority to Borrow from the Treasury of the United States

The Charter Act authorizes Farmer Mac to borrow, under certain conditions, up to $1.5 billion from the Secretary of the Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the Secretary of the Treasury based on the then current cost of funds to the United States. The debt is required to be repaid within a reasonable time. As of December 31, 1997, Farmer Mac had no such debt outstanding.

6. RESERVE FOR LOAN LOSSES

The following is a summary of the changes in the reserve for loan losses for the years ended December 31, 1997, 1996 and 1995:



                                    1997         1996          1995
                                 ------------ ------------  ------------
                                             (in thousands)

Balance, beginning of year             $ 655        $ 392         $ 295
Provision for losses                     990          263            97
Charge-offs                                -            -             -
                                 ------------ ------------  ------------

Balance, end of year                 $ 1,645        $ 655         $ 392
                                 ------------ ------------  ------------


7. STOCKHOLDERS' EQUITY

Common Stock

Farmer Mac has three classes of common stock outstanding. Class A Voting Common Stock may be held only by banks, insurance companies and other financial institutions or entities that are not institutions of the Farm Credit System. Class B Voting Common Stock may be held only by institutions of the Farm Credit System. There are no ownership restrictions on the Class C Non-Voting Common Stock. Under the Charter Act, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33% of the outstanding shares of Class A Voting Common Stock. There are no restrictions on the maximum purchase or holdings of Class B Voting Common Stock. The ratio of any dividends paid and liquidation proceeds distributed on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock will be three-to-one. Farmer Mac does not expect to pay dividends in the near future.

The following is a summary of significant Common Stock transactions that occurred during the years ended December 31, 1997 and 1996:

       In January 1996, Farmer Mac issued 93,100 shares of Class B Voting Common Stock and 44,162 shares of Class C Non-Voting Common Stock to Western Farm Credit Bank ("WFCB") pursuant to a Strategic Alliance Agreement between WFCB and Farmer Mac for an aggregate purchase price of $557 thousand. In addition, Farmer Mac issued warrants to WFCB to purchase 18,784 shares of Class C Non-Voting Common Stock at a price of $7.67 per share. Funds used to purchase the Class B and C shares were loaned to WFCB by Farmer Mac. The terms of the loan provided for interest at market rates and repayment from the segregated assets and property, including profits, if any, of the strategic alliance and not from the assets and property of WFCB.

       In April 1996, Farmer Mac sold 320,000 shares of Class A Voting Common Stock to Zions First National Bank, Salt Lake City, Utah, at a price of $8.00 per share.

       In December 1996, Farmer Mac sold 1,437,500 shares of Class C Non-Voting Common Stock in a public offering at a price of $24.00 per share.

       In January 1997, Farmer Mac repurchased the Class B Voting Common Stock acquired by WFCB as part of the Strategic Alliance Agreement in conjunction with the settlement of litigation that Farmer Mac commenced against WFCB alleging certain breaches of the Strategic Alliance Agreement. WFCB repaid all principal and interest due on the related loan receivable. In connection with the settlement, WFCB exercised the warrants and acquired the shares of Class C Non-Voting Common Stock.

       In November 1997, Farmer Mac sold 400,000 shares of Class C Non-Voting Common Stock in a public offering at a price of $61.00 per share.

Stock Option Plan

Farmer Mac has adopted stock options plans for officers, directors and non-officer employees to acquire shares of Class C Non-Voting Common Stock. For all stock options issued under the plans, the exercise price is equal to the market value on the grant date.

1992 Plan. In 1992, Farmer Mac adopted a stock option plan for key management employees. Under the 1992 plan, stock options granted are exercisable immediately, and, if not exercised, will expire ten years from the date of grant. The exercise price of options granted under the 1992 plan in 1992 and 1993 is $6.56 per share. The maximum number of options that may be issued under the 1992 plan is 115,000, all of which have been issued.

1996 Plan. In 1996, Farmer Mac adopted a stock option plan for key management employees. Under the 1996 plan, stock options granted vest in thirds over a three-year period, and, if not exercised, will expire ten years from the date of grant. The exercise price of options granted under the 1996 plan in 1996 is $7.875. The maximum number of options that may be issued under the 1996 plan is 112,830, all of which have been issued.

1997 Plan. In 1997, Farmer Mac adopted a stock option plan for directors, officers and non-officer employees. Under the 1997 plan, stock options granted vest in thirds over a three-year period, and, if not exercised, will expire ten years from the date of grant. The exercise price of options granted in 1997 under the plan ranges from $35.50 to $54.75 per share. The maximum number of options that may be issued under the 1997 plan is 250,000, of which 59,878 have been issued as of December 31, 1997.

The following table summarizes stock option activity for 1997 and 1996:

                                         1997                        1996
                                     --------------------------  --------------------------
                                     ------------- --------------------------- ------------
                                        Shares     Weighted                       Weighted
                                                   Average                        Average
                                                   Exercise                       Exercise
                                                     Price         Shares           Price
                                     ------------- ------------ --------------- ------------

Outstanding, beginning of year         217,830      $ 7.24         105,000          $ 6.56
Granted                                 59,878        36.63        112,830            7.88
Excercised                                   -            -              -            -
Canceled                                   100        54.75              -            -
                                     ------------- ------------  ------------- ------------

Outstanding, end of year               277,608      $ 13.56        217,830          $ 7.24
                                     ------------- ------------  ------------- ------------

Options excercisable at year end       199,979                     142,610


The following table summarizes information regarding options outstanding at December 31, 1997:

                                                 Options
                   Options Outstanding         Excercisable
              -------------------------------  ---------------
              ------------------------------------------------
                                   Weighted
                                   Average
                                   Remaining
        Exercise       Number of   Contracutal          Number of
         Price         Shares       Life                 Shares
--------------------------------------------------------------

        $ 6.56       105,000       5.0 years            105,000
          7.88       112,830       8.5 years             75,220
         35.50        54,828       9.5 years             18,276
         38.75         1,850       9.6 years                450
         54.75         3,100       9.8 years              1,033
              ---------------                  ---------------

                     277,608       7.4 years            199,979
              ---------------                  ---------------



Farmer Mac uses the intrinsic value method of accounting for employee stock options and, accordingly, no compensation expense was recognized in 1997 and 1996 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income and earnings per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated in the following table:


                                           1997                      1996
                                        ------------------------- -------------------------
                                        ------------------------- -------------------------
                                          As                            As
                                        Reported         Proforma      Reported      Proforma
                                        ------------------------- -------------------------
                                        ------------------------- ----------- -------------
                                             (in thousands)

Net income                                 $ 4,626       $ 4,103       $ 777         $ 637

Earnings per Class A and B Voting
  Common Stock:
  Basic net earnings                           $ 0.48        $ 0.43      $ 0.15        $ 0.12
  Diluted net earnings                         $ 0.46        $ 0.41      $ 0.14        $ 0.12

Earnings per Class C Non-Voting
  Common Stock:
  Basic net earnings                           $ 1.44        $ 1.28      $ 0.44        $ 0.36
  Diluted net earnings                         $ 1.39        $ 1.23      $ 0.43        $ 0.35



The weighted-average fair values of options granted in 1997 and 1996 were $19.19 and $3.73, respectively. The fair values were estimated using the Black Scholes option pricing model based on the following assumptions:


                                   1997         1996
                                 ----------  -----------

Risk-free interest rate             6.3%         6.7%
Expected years until exercise       5 years      5 years
Expected stock volatility          51.4%        42.8%
Dividend yield                      0.0%         0.0%

8. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 1997, 1996 and 1995 were as follows:



                                 1997        1996         1995
                              -----------  ----------   ----------
                              -----------------------   ----------
                                  (in thousands)

Current                            $ 136        $ 12          $ -
Deferred                           1,463         300         (216)
                              -----------  ----------   ----------
                              -----------  ----------   ----------

                                   1,599         312         (216)
Change in net deferred tax
  asset valuation allowance       (1,714)       (300)         216
                              -----------  ----------   ----------
                              -----------  ----------   ----------

Net federal income tax
  (benefit) expense               $ (115)       $ 12          $ -
                              -----------  ----------   ----------



A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 1997, 1996 and 1995 was as follows:



                                1997         1996         1995
                              ----------  -----------  -----------
                              -----------------------  -----------
                                  (in thousands)

Tax expense (benefit) at
  statutory rate                $ 1,534        $ 268       $ (220)
Change in net deferred tax
  asset valuation allowance      (1,714)        (300)         216
Other                                65           44            4
                              ----------  -----------  -----------
                              ----------  -----------  -----------

                                 $ (115)        $ 12          $ -
                              ----------  -----------  -----------
                              ----------  -----------  -----------

Statutory tax rate                 34.0%        34.0%        34.0%
Effective tax rate                 (2.5%)        1.5%         0.0%

Components of the deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows:


                                         1997        1996
                                      -----------  ----------
                                      -----------------------
                                          (in thousands)

Deferred tax assets:
  Allowance for uncollectible yield
   maintenance fee receivable               $ 94       $ 124
  Reserve for loan losses                    559         270
  Net operating loss carryforwards           867       2,732
  Alternative minimum tax credit             147          12
  Other                                      118         118
                                      -----------  ----------
                                      -----------  ----------

   Total deferred tax asset                1,785       3,256

Deferred tax liability                        44          51
                                      -----------  ----------
                                      -----------  ----------

Net deferred tax asset, before
  valuation allowance                      1,741       3,205

Valuation allowance                       (1,491)     (3,205)
                                      -----------  ----------
                                      -----------  ----------

Net deferred tax asset                     $ 250         $ -
                                      -----------  ----------



The net operating loss carryforwards totaling $2.6 million, or $867 thousand tax effected, at December 31, 1997 expire in 2010.

A valuation allowance is required to reduce the net deferred tax asset to an amount that is likely to be realized. Because the level of future profitability remains uncertain, a valuation allowance has been established for a significant portion of the net deferred tax asset. During 1997, Farmer Mac reduced the valuation allowance by $1.7 million, of which $1.5 million was attributable to taxable income earned in 1997 and $250 thousand was attributable to the future use of the net operating loss carryforwards. Management will continue to assess the required valuation allowance on an ongoing basis.

9. EMPLOYEE BENEFITS

On December 28, 1989, Farmer Mac adopted a defined contribution pension plan for all of its employees. Farmer Mac contributes 13.2% of the lesser of an individual's gross salary and $160,000 ($150,000 in 1996 and 1995), plus 5.7% of the difference between (i) the lesser of the gross salary and $160,000 ($150,000 in 1996 and 1995) and (ii) the Social Security Taxable Wage Base. Pension expense for the years ended December 31, 1997, 1996 and 1995 was $251 thousand, $216 thousand and $188 thousand, respectively.



10. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES

Off-Balance Sheet Financial Instruments

Farmer Mac is a party to transactions involving financial instruments with off-balance sheet risk. These financial instruments include Farmer Mac Guaranteed Securities, commitments to purchase and sell Qualified Loans, interest-rate contracts and hedge instruments. Farmer Mac uses these financial instruments in the normal course of business to fulfill its statutory purpose of increasing liquidity for agricultural and rural residential mortgage lenders.

Farmer Mac Guaranteed Securities Farmer Mac guarantees the timely payment of principal, including any balloon payments, and interest on Farmer Mac I Securities (a similar guarantee is provided on Farmer Mac II Securities; however, Farmer Mac's credit exposure on these securities is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions). For Farmer Mac I Securities issued prior to the enactment of the 1996 Act, Farmer Mac's credit risk exposure is supported by subordinated interests. As of December 31, 1997, the subordinated interests represented approximately 10% of the outstanding balance of all Farmer Mac I Securities issued prior to the enactment of the 1996 Act. Before Farmer Mac is required to make a guarantee payment, full recourse must first be taken against the subordinated interest. The 1996 Act eliminated the subordinated interest requirement and Farmer Mac assumes 100% of the credit risk on Farmer Mac I Securities issued since the 1996 Act (referred to as Agricultural Mortgage-Backed Securities (AMBS)). Farmer Mac mitigates the credit risk related to guarantees on all Farmer Mac I securities by establishing credit underwriting standards and by requiring collateral in the form of the real estate supporting the Qualified Loans backing the securities.

As of December 31, 1997 and 1996, the outstanding principal balance of securities guaranteed and not held in Farmer Mac's portfolio was as follows:


                                           1997          1996
                                       -------------  ------------
                                       ---------------------------
                                             (in thousands)

Guaranteed securities:
  Farmer Mac I AMBS                       $ 341,213     $ 148,918
  Other Farmer Mac I Securities              44,548        65,506
  Farmer Mac II Securities                   23,326        11,606
                                       -------------  ------------
                                       -------------  ------------

                                          $ 409,087     $ 226,030
                                       -------------  ------------



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

Farmer Mac is exposed to interest-rate risk related to purchase commitments between the time it commits to purchase Qualified Loans and the time it forward sells AMBS backed by those loans. As of December 31, 1997, Farmer Mac had committed to purchase $10.8 million of Qualified Loans through the Farmer Mac I cash window. With respect to outstanding commitments to purchase Qualified Loans and the $47.2 million in loans held for securitization at December 31, 1997, Farmer Mac had committed to sell forward $23.8 million of AMBS for future settlement. The remaining $34.2 million net purchase position at December 31, 1997 consisted of adjustable-rate and fixed-rate loans not subject to forward sale commitments. The Corporation manages interest-rate risk related to fixed-rate loans not offset by forward sale commitments through the use of off-balance sheet derivative financial instruments, such as futures contracts. As of December 31, 1996, Farmer Mac had entered into forward sales totaling $19.7 million to offset outstanding purchase commitments totaling $6.7 million and loans held for securitization totaling $13.0 million.

Interest-rate contracts and Hedge instruments Farmer Mac uses interest rate swaps and caps to reduce interest-rate risk related to specific assets or liabilities. Interest-rate swaps are contractual agreements between two parties for the exchange of periodic payments based on a notional amount and agreed-upon fixed and variable rates. Interest-rate swaps are entered into in conjunction with the purchase of investments or issuance of debt to synthetically create LIBOR-based variable rate instruments. Interest-rate caps are agreements in which one party makes a one-time up-front premium payment to another party in exchange for the right to receive payments based on a notional amount and the amount, if any, by which the agreed-upon index rate exceeds the specified "cap" rate. Interest-rate caps are purchased to uncap certain variable-rate investments. The following schedule summarizes, by contractual maturity date, the notional amounts and weighted-average interest rates of outstanding interest-rate contracts at December 31, 1997. No interest-rate contracts were outstanding at December 31, 1996.



                          ----------------------------------------------------------------------------------

                                                                                      2003-
                            1998          1999           2000     2001       2002      2007      Thereafter  Total
                           ---------- ----------- ---------- ---------- ------------- ----------------------- -----------


Asset-linked:
Amortizing basis swaps       $    -    $ -           $ -    $     -        -       $  -        $ 210,955    $210,955

Debt-Linked:
Receive fixed swaps               -    $ 25,000        -          -      $ 45,000     -        $  50,000    $120,000
 Weighted-average
 receive rate                     -       6.03%        -          -         6.82%     -            7.50%       6.94%
Purchase caps                     -          -         -          -      $100,000     -               -     $100,000
 Weighted-average
 strike rate                      -          -         -          -         8.50%     -               -         8.50%

Total notional amount                                                                                          $430,955

                             -----------

Although interest-rate contracts reduce Farmer Mac's exposure to interest-rate risk, they do increase credit risk exposure. Credit risk arise from the possibility that a counterparty will be unable to perform according to the terms of the contract. Credit risk related to interest-rate contracts is mitigated by dealing with counterparties with high credit ratings, establishing and maintaining collateral requirements and by entering into netting agreements. Netting agreements provide for netting all amounts receivable and payable under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac's exposure to credit risk related to interest-rate contracts is based on the cost to replace all outstanding interest-rate contracts for each counterparty with which Farmer Mac was in a net gain position ("net replacement value"), including the effect of netting agreements. At December 31, 1997, Farmer Mac's exposure to credit risk based on net replacement values was $1.5 million, none of which was collateralized.

Hedge instruments, currently consisting solely of futures contracts, are used by Farmer Mac to manage interest-rate risk exposure related to commitments to purchase Qualified Loans and loans held for securitization. The total notional balance of open futures contracts at December 31, 1997 was $1.2 million.

Concentrations of Credit Risk

The following tables set forth the geographic and commodity diversification, as well as the range of loan-to-value ratios, of Farmer Mac I Securities, as of December 31, 1997 and 1996:


                                            1997                                  1996
                               ------------------------------------- -------------------------------------
                               ------------------------------------- -------------------------------------
                                           Other                                    Other
                                            Farmer                                  Farmer
                                  AMBS      Mac 1           Total       AMBS        Mac 1        Total
                               ------------ ------------------------ ------------ ------------------------
                               ------------------------- ----------- ------------ ------------ -----------
                                    (in thousands)

By geographic regions: (1)
   Mid-North                      $ 49,794     $ 32,321    $ 82,115     $ 20,807     $ 39,348    $ 60,155
   Mid-South                        17,260       24,572      41,832        1,696       25,819      27,515
   Northeast                        17,072        5,305      22,377       11,452        6,780      18,232
   Northwest                       149,840       30,215     180,055       67,253       32,833     100,086
   Southeast                         8,541       35,623      44,164        4,177       39,824      44,001
   Southwest                        98,706      100,868     199,574       43,533      126,737     170,270
                               ------------ ------------ ----------- ------------ ------------ -----------
                               ------------ ------------ ----------- ------------ ------------ -----------

     Total                        $341,213     $228,904    $570,117     $148,918     $271,341    $420,259
                               ------------ ------------ ----------- ------------ ------------ -----------
                               ------------ ------------ ----------- ------------ ------------ -----------

By commodity:
   Crops                          $179,390     $133,830    $313,220     $ 64,807     $156,210    $221,017
   Livestock                        73,483       37,624     111,107       30,020       41,350      71,370
   Permanent plantings              88,340       57,450     145,790       54,091       73,781     127,872
                               ------------ ------------ ----------- ------------ ------------ -----------
                               ------------ ------------ ----------- ------------ ------------ -----------

     Total                        $341,213     $228,904    $570,117     $148,918     $271,341    $420,259
                               ------------ ------------ ----------- ------------ ------------ -----------
                               ------------ ------------ ----------- ------------ ------------ -----------

By loan -to-value:
   0.00% to 40.00%                $ 26,969     $ 74,154    $101,123     $ 13,292     $ 79,504    $ 92,796
   40.01% to 50.00%                 65,324       61,057     126,381       25,389       71,211      96,600
   50.01% to 60.00%                122,368       65,480     187,848       42,917       80,907     123,824
   60.01% to 70.00%                125,759       28,213     153,972       64,301       39,718     104,019
   70.01% to 80.00%                    793            -         793        3,019            -       3,019
                               ------------ ------------ ----------- ------------ ------------ -----------
                               ------------ ------------ ----------- ------------ ------------ -----------

     Total                        $341,213     $228,904    $570,117     $148,918     $271,340    $420,258
                               ------------ ------------ ----------- ------------ ------------ -----------
                               ------------ ------------ ----------- ------------ ------------ -----------

(1) Geographic regions - Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR, FL, GA, LA, MS, SC); Southwest (AZ, CA, CO, NM, NV, UT).


Loan-to-value  ratios are based on collateral values at origination of the loan.
Current   loan-to-value  ratios  may  be  higher  or  lower  than  the  original loan-to-value ratios.

Contingencies

At December 31, 1996, Farmer Mac was a plaintiff in a legal action commenced against WFCB in connection with the Strategic Alliance Agreement between the two parties. In January 1997, the litigation was settled. As part of the settlement, the parties terminated the Strategic Alliance Agreement (resulting in the termination of the "AgFunding" program that had been operated thereunder) and agreed to certain other terms, including: the waiver by Farmer Mac of the restrictions in the Agreement limiting the ability of WFCB to sell the approximately 63,000 shares of Farmer Mac Class C Non-Voting Common Stock sold to WFCB under the Agreement; the repurchase by Farmer Mac of the approximately 93,000 shares of Class B Voting Common Stock sold to WFCB under the Agreement; and the repayment by WFCB of the $557 thousand note with interest. The settlement did not have a material adverse effect on Farmer Mac's financial condition.

11.   FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and carrying values of financial assets and liabilities at December 31, 1997 and 1996. Significant estimates, assumptions, and present value calculations were used for purposes of the following disclosure, resulting in a high degree of subjectivity inherent in the indicated fair values. Accordingly, these fair value estimates are not necessarily indicative of what Farmer Mac would realize in an actual sale.


                                                          1997                               1996
                                                 ----------------------------  ----------------------------
                                                 ----------------------------------------------------------
                                                 Estimated       Carrying         Estimated     Carrying
                                                 Fair Value      Amount           Fair Value    Amount
                                                 ----------------------------------------------------------
                                                                      (in thousands)

Financial assets:
  Cash and cash equivalents                         $ 177,617      $ 177,617       $ 68,912       $ 68,912
  Investments                                         660,334        656,737         85,795         85,799
  Farmer Mac I and II securities, net                 446,132        442,311        422,167        419,260
  Loans held for securitization                        49,802         47,177         13,014         12,999
  Off-balance sheet items in a gain position:
   Purchase commitments                                    54              -              -              -
   Interest-rate contracts                              2,247              -              -              -

Financial liabilities:
  Debentures, notes and bonds, net:
   Due within one year                                856,479        856,028        259,310        259,164
   Due after one year                                 413,737        402,803        296,449        287,128
  Off-balance sheet items in a loss position:
   Sale commitments                                       220              -             15              -
   Interest-rate contracts                              3,393              -              -              -
   Futures contracts                                        3              -              -              -



The following methods and assumptions were used to estimate the fair value of Farmer Mac's financial instruments:

Cash and cash equivalents. For these short-term financial instruments, the carrying value is a reasonable estimate of fair value.

Investment securities. The fair values of investment securities were based on quoted market prices, prices quoted for similar financial instruments or discounted expected cash flows based on market rates for similar financial instruments.

Farmer Mac I and II  Securities,net.  The fair values of the Farmer Mac I and II
Securities held in portfolio were estimated by using a model to project each pool's total expected cash flows, given the original pool subordination level, if any, payment characteristics and net interest rates of the qualified loan collateral. Other factors considered in determining the expected cash flows were yield maintenance provisions and credit quality. These expected cash flows were then discounted by, in the case of Farmer Mac I Securities, the corresponding rates imputed from the U.S. Treasury yield curve plus an incremental interest spread similar to the spread over Treasury rates found in agency mortgage-backed securities and, in the case of Farmer Mac II Securities, Farmer Mac's corresponding net yields at December 31, 1997 and 1996.

Loans held for securitization. The fair values of the loans held for securitization were estimated by using a duration weighted valuation model. The duration of each loan was multiplied by the change in the yields from the date Farmer Mac committed to purchase the loan to the valuation date to determine the effect of the respective rate change, which was then applied to the loan amount to arrive at a fair value.

Debentures, notes and bonds, net. For Discount Notes, the carrying value approximates the fair value. For Medium-Term Notes, the fair values were based on quoted market prices or prices quoted for similar credit quality financial instruments or on the current rates offered to Farmer Mac for debt of the same approximate remaining maturity.

Commitments. The fair values of commitments were based on the estimated fair value of the loans, derived in the same manner as loans held for securitization, less the commitment price.

Interest-rate contracts. The fair values of interest-rate contracts were based on discounted cash flows using market rates for similar financial instruments.

Futures contracts. The fair values of futures contracts were based on quoted market prices.


12.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                            1997 Quarter Ended                        1996 Quarter Ended
                                 ------------------------------------------------------------------------------------
                                 ---------- -------------------- -------------------- -------------------- ----------
                                  Dec 31     Sept 30   June 30    Mar 31    Dec 31     Sept 30   June 30    Mar 31
                                 ---------- -------------------- -------------------- -------------------- ----------
                                                  (dollars in thousands, except per share amounts)

Interest income                    $22,631    $22,738   $21,302    $13,482   $ 9,861    $ 8,761   $ 9,809    $ 8,921
Interest expense                    20,625     20,768    19,474     12,125     9,076      8,125     9,027      8,394
                                 ---------- -------------------- -------------------- -------------------- ----------
    Net interest income              2,006      1,970     1,828      1,357       785        636       782        527

Guarantee fee income                   718        725       607        525       492        478       328        324
Gain on issuance of mortgage-
  backed securities                    251        592     1,053        466       156          -       913          -
Miscellaneous                           20         16        21        196         9          4        16         35
                                 ---------- -------------------- -------------------- -------------------- ----------
Total revenues                       2,995      3,303     3,509      2,544     1,442      1,118     2,039        886

Other expenses                       1,936      2,079     2,167      1,658     1,416      1,331     1,289      1,044
                                 ---------- -------------------- -------------------- -------------------- ----------

Income/(loss) before income
  taxes and extraordinary item       1,059      1,224     1,342        886        26       (213)      750       (158)
Income tax (benefit)/expense          (219)        40        36         28        12          -         -          -
Extraordinary gain                       -          -         -          -         -        384         -          -
                                 ---------- -------------------- -------------------- -------------------- ----------

Net income/(loss)                  $ 1,278    $ 1,184   $ 1,306      $ 858      $ 14      $ 171     $ 750     $ (158)
                                 ---------- -------------------- -------------------- -------------------- ----------

Earnings/(Loss) Per Share:

  Class A and B Voting Common Stock:
   Basic earnings before
    extraordinary item                 $ 0.13     $ 0.12    $ 0.14     $ 0.09    $ -       $ (0.04)   $ 0.14    $ (0.03)
   Basic net earnings                  $ 0.13     $ 0.12    $ 0.14     $ 0.09    $ -        $ 0.04    $ 0.14    $ (0.03)

   Diluted earnings before
    extraordinary item                 $ 0.12     $ 0.12    $ 0.13     $ 0.09    $ -       $ (0.04)   $ 0.14    $ (0.03)
   Diluted net earnings                $ 0.12     $ 0.12    $ 0.13     $ 0.09    $ -        $ 0.03    $ 0.14    $ (0.03)

  Class C Non-Voting Common Stock:
   Basic earnings before
    extraordinary item                 $ 0.38     $ 0.38    $ 0.41     $ 0.27    $ 0.01    $ (0.12)   $ 0.43    $ (0.10)
   Basic net earnings                  $ 0.38     $ 0.38    $ 0.41     $ 0.27    $ 0.01     $ 0.10    $ 0.43    $ (0.10)

   Diluted earnings before
    extraordinary item                 $ 0.37     $ 0.36    $ 0.40     $ 0.26    $ 0.01    $ (0.12)   $ 0.43    $ (0.10)
   Diluted net earnings                $ 0.37     $ 0.36    $ 0.40     $ 0.26    $ 0.01     $ 0.09    $ 0.43    $ (0.10)

PART III

Item 10.    Directors and Executive Officers of the Registrant

      Information concerning the executive officers of the Registrant and persons who have been nominated for election or reelection to the board of directors at the Registrant's annual meeting of stockholders to be held on June 4, 1998 is hereby incorporated by reference from the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

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

            Refer to Item 9, above.

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

*     3.2   -      Amended and  restated  Bylaws of the  Registrant  (Form 10-K filed March 27, 1997).

?*     10.1 -      Stock Option Plan (Previously  filed as Exhibit 19.1 to Form
                   10-Q filed August 14, 1992).

?*     10.1.1   -  Amendment  No. 1 to Stock Option Plan  (Previously  filed as
                   Exhibit 10.2 to Form 10-Q filed August 16, 1993).


_______________________________
*  Incorporated by reference to the indicated prior filing
** Filed herewith.
?  Management contract or compensatory plan.

?*   10.1.2 -      1996 Stock Option Plan (Form 10-Q filed August 14, 1996.)

?*   10.1.3 -      1997 Stock Option Plan (Form 10-Q filed August 14, 1997).

?*   10.1.4 -      Amended and Restated  1997  Incentive  Plan (Form 10-Q filed
                   August 14, 1997).

?*   10.1.5 -      Amended and Restated  1997  Incentive  Plan (Form 10-Q filed
                   August 14, 1997).

?*   10.2-         Employment  Agreement  dated  May 5, 1989  between  Henry D.
                   Edelman and the Registrant (Previously filed as exhibit 10.4 to Form 10-K filed February 14, 1990).

?*   10.2.1 -      Amendment  No.  1  dated  January  10,  1991  to  Employment
                   Agreement  between  Henry  D.  Edelman  and  the  Registrant
                   (Previously  filed as Exhibit  10.4 to Form 10-K filed April
                   1, 1991).

?*   10.2.2 -      Amendment to  Employment  Contract  dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

?*   10.2.3 -      Amendment  No.  3 dated  as of June  1,  1994 to  Employment
                   Contract   between  Henry  D.  Edelman  and  the  Registrant
                   (Previously  filed  as  exhibit  10.5  to  Form  10-Q  filed
                   November 15, 1994).

?*   10.2.4 -      Amendment  No. 4 dated as of February 8, 1996 to  Employment
                   Contract  between Henry D. Edelman and the Registrant  (Form
                   10-K filed March 29, 1996).

?*   10.2.5 -      Amendment  No.  5 dated as of June  13,  1996 to  Employment
                   Contact  between Henry D. Edleman and the  Registrant  (Form
                   10-Q filed August 14, 1996).

?*   10.2.6 -      Amendment  No. 6 dated as of August  7,  1997 to  Employment
                   Contract  between Henry D. Edelman and the Registrant  (Form
                   10-Q filed August 14, 1997).

____________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
?    Management contract or compensatory plan.

?*   10.3 -        Employment  Agreement  dated May 11, 1989  between  Nancy E.
                   Corsiglia and the  Registrant  (Previously  filed as Exhibit
                   10.5 to Form 10-K filed February 14, 1990).

?*   10.3.1 -      Amendment  dated  December 14, 1989 to Employment  Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

?*   10.3.2 -      Amendment  No.  2 dated  February  14,  1991  to  Employment
                   Agreement  between  Nancy E.  Corsiglia  and the  Registrant
                   (Previously  filed as Exhibit  10.7 to Form 10-K filed April
                   1, 1991).

?*   10.3.3 -      Amendment to  Employment  Contract  dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

?*   10.3.4 -      Amendment  No. 4 dated June 1, 1993 to  Employment  Contract between Nancy E.Corsiglia and the registrant (Previously filed as Exhibit 10.11 to Form 10-K filed March 30, 1994).

?*   10.3.6 -      Amendment  No. 6 dated June 1, 1995 to  Employment  Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1995).

?*   10.3.7 -      Amendment  No. 7 dated as of February 8, 1996 to  Employment
                   Contract between Nancy E. Corsiglia and the Registrant (Form
                   10-K filed March 29, 1996).

?*   10.3.8 -      Amendment  No.  8 dated as of June  13,  1996 to  Employment
                   Contract between Nancy E. Corsiglia and the Registrant (Form
                   10-Q filed August 14, 1996).

?*   10.3.9 -      Amendment  No. 9 dated as of August  7,  1997 to  Employment
                   Contact between Nancy E. corsiglia and the Registrant  (Form
                   10-Q filed August 14, 1997).

______________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
?    Management contract or compensatory plan.

?*   10.4 -        Employment  Agreement  dated June 13, 1989 between Thomas R.
                   Clark and the Registrant (Previosuly filed as Exhibit 10.6 to Form 10-K filed April 1, 1990).

?*   10.4.1 -      Amendment  No.  1 dated  February  14,  1991  to  Employment
                   Agreement   between  Thomas  R.  Clark  and  the  Registrnat
                   (Previously  filed as Exhibit  10.9 to Form 10-K filed April
                   1, 1991).

?*   10.4.2 -      Amendment to  Employment  Contract  dated as of June 1, 1993 between Thomas R. Clark and the Registrant (Previously filed as exhibit 10.12 to Form 10-Q filed November 15, 1993).

?*   10.4.3 -      Amendment  No. 3 dated June 1, 1993 to  Employment  Contract between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.16 to Form 10-K filed March 30, 1994).

?*  10.4.4 -       Amendment  No.  4 dated  as of June  1,  1994 to  Employment
                   Contract   between   Thomas  R.  Clark  and  the  Registrant
                   (Previously filed as exhivit 10.17 to Form 10-Q filed August
                   15, 1994).

?*   10.4.5 -      Amendment  No.  5 dated  as of June  1,  1995 to  Employment
                   Contract  between Thomas R. Clark and the  Registrant  (Form
                   10-Q filed August 14, 1995).

?*   10.4.6 -      Amendment  No. 6 dated as of February 8, 1996 to  Employment
                   Contract  between Thomas R. Clark and the  Registrant  (Form
                   10-K filed March 29, 1996).

?*   10.4.7 -      Amendment  No.  7 dated as of June  13,  1996 to  Employment
                   Contract  between Thomas R. Clark and the  Registrant  (Form
                   10-Q filed August 14, 1996).

?*   10.5 -        Employment Agreement dated April 29, 1994 between Charles M.
                   Lewis and the Registrant (Previously filed as Exhibit 10.18 to Form 10-Q filed August 15, 1994).

______________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
?    Management contract or compensatory plan.

?*   10.5.1 -      Amendment  No.  1 dated  as of June  1,  1995 to  Employment
                   Contract  between Charles M. Lewis and the Registrant  (Form
                   10-Q filed August 14, 1995).

?*   10.5.2 -      Amendment  No. 2 dated as of February 8, 1996 to  Employment
                   Contract  between Charles M. Lewis and the Registrant  (Form
                   10-K filed March 29, 1996).

?*   10.5.3 -      Amendment  No.  3 dated as of June  13,  1996 to  Employment
                   Contract  between Charles M. Lewis and the Registrant  (Form
                   10-K filed March 29, 1996).

?*   10.6 -        Employment  Agreement  dated October 7, 1991 between Michael
                   T. Bennett and the Registrant  (Previously  filed as Exhibit
                   10.16 to Form 10-K filed March 30, 1992).

?*   10.6.1 -      Amendment  to  Employment  Contract  dated as of June 1, 1993 between Michael T. Bennett and the Registrant (Previously filed as exhibit 10.17 to Form 10-Q filed November 15,
                   1993).

?*   10.6.2 -      Amendment  No. 2 dated June 1, 1993 to  Employment  Contract between Michael T. Bennett and the Registrant (Previously filed as Exhibit 10.21 to Form 10-K filed March 30, 1994).

?*   10.6.3 -      Amendment  No. 3 dated June 1, 1994 to  Employment  Contract between Michael T. Bennett and the Registrant (Previously filed as Exhibit 10.22 to Form 10-K filed August 15, 1994).

?*   10.6.4 -      Amendment  No.  4 dated  as of June  1,  1995 to  Employment
                   Contract between Michael T. Bennett and the Registrant (Form
                   10-Q filed August 14, 1995).

?*   10.6.5 -      Amendment  No. 5 dated as of February 8, 1996 to  Employment
                   Contract between Michael T. Bennett and the Registrant (Form
                   10-K filed March 29, 1996).

?*   10.6.6 -      Amendment  No.  6 dated as of June  13,  1996 to  Employment
                   Contract  between  Michael T.  Bennett  and the  Registraant
                   (Form 10-Q filed August 14, 1996).

______________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
?    Management contract or compensatory plan.

?*   10.6.7 -      Amendment  No. 7 dated as of August  7,  1997 to  Employment
                   Contract between Michale T. Bennett and the Registrant (Form
                   10-Q filed August 14, 1997).

?*   10.7 -        Employment   Agreement   dated   March  15,   1993   between
                   Christopher A. Dunn and the Registrant  (Previously filed as
                   Exhibit 10.17 to Form 10-Q filed May 17, 1993).

?*   10.7.1 -      Amendment to  Employment  Contract  dated as of June 1, 1993 between Christopher A. Dunn and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed November 15,
                   1993).

?*   10.7.2 -      Amendment  No. 2 dated June 1, 1993 to  Employment  Contract between Christopher A. Dunn and the Register (Previously filed as Exhibit 10.25 to Form 10-K filed March 30, 1994).

?*   10.7.3 -      Amendment  No.  3 dated  as of June  1,  1994 to  Employment
                   Contract  between  Christopher  A.  Dunn and the  Registrant
                   (Previously filed as Exhibit 10.26 to Form 10-Q filed August
                   15, 1994).

?*   10.7.4. -     Amendment  No.  4 dated  as of June  1,  1995 to  Employment
                   Contract  between  Christopher  A.  Dunn and the  Registrant
                   (Form 10-Q filed August 14, 1995).

?*   10.7.5 -      Amendment  No. 5 dated as of February 8, 1996 to  Employment
                   Contract  between  Christopher  A.  Dunn and the  Registrant
                   (Form 10-K filed March 29, 1996).

?*   10.7.6 -      Amendment  No.  6 dated as of June  13,  1996 to  Employment
                   Contract  between  Christopher  A.  Dunn and the  Registrant
                   (Form 10-Q filed August 14, 1996).

?*   10.7.7 -      Amendment  No. 7 dated as of August  7,  1997 to  Employment
                   Contract  between  Christopher  A.  Dunn and the  Registrant
                   (Form 10-Q filed August 14, 1997).

?*   10.8 -        Employment  Contract  dated as of  September 1, 1997 between
                   Tom D. Stenson and the Registrant  (Form 10-Q filed November
                   14, 1997).

______________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
?    Management contract or compensatory plan.

*    10.9 -       Lease  Agreement,  dated  September  30,  1991  between  919
                  Eighteenth Street, N.W. Associates Limited Partnership and the Registrant (Previously filed as Exhibit 10.20 to Form
                  10-K filed March 30, 1992).

*    21 -         Subsidiaries.

*    21.2 -       Farmer  Mac  Mortgage  Securities  Corporation,  a  Delaware
                  Corporation.

     21.2 -       Farmer Mac Acceptance Corporation, a Delaware Corporation.

     99.1         Map  of  U.S.   Department  of  Agriculture  (USDA)  Regions
                  (Previously filed as Exhibit 1.1 to Form 10-K filed April 1,
                  1991).

 (b) Reports on Form 8-K.

     The Registrant filed a report on Form 8-K on November 26, 1997 reporting the completion of the sale of 400,000 shares of its Class C Non-Voting Common Stock.


______________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
?    Management contract or compensatory plan.

                                                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEDERAL AGRICULTURAL MORTGAGE CORPORATION

------------------------------------ -------------------------------------------
By:  Henry D.  Edelman                                 Date
     President and Chief
     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                               Title                   Date

                                                                March 24, 1998
------------------------------  Chairman of the Board
Charles Eugene Branstool        and Director

                                President and Chief Executive   March 24, 1998
Henry D. Edelman                Officer (Principal Executive
                                Officer)

                                Vice President - Business       March 24, 1998
Nancy E. Corsiglia              Development and Treasurer
                                (Principal Financial and
                                Accounting Officer)

    Name                                  Title                     Date

                                        Director                March 24, 1998
-----------------------------
John C. Dean

                                        Director                March 24, 1998
-----------------------------
Kenneth E. Graff

                                        Director                March 24, 1998
-----------------------------
W. David Hemingway

                                        Director                March 24, 1998
-----------------------------
Mitchell A. Johnson

                                        Director                March 24, 1998
-----------------------------
Lowell Junkins

                                        Director                March 24, 1998
-----------------------------
James A. McCarthy

                                        Director                March 24, 1998
-----------------------------
Robert J. Mulder

                                        Director                March 24, 1998
-----------------------------
John G. Nelson

                                        Director                March 24, 1998
-----------------------------
David J. Nolan

                                        Director                March 24, 1998
-----------------------------
Marilyn Peters

                                        Director                March 24, 1998
-----------------------------
John Dan Raines, Jr.

                                        Director                March 24, 1998
-----------------------------
Darryl W. Rhodes

                                    Vice Chairman               March 24, 1998
-----------------------------
Gordon Clyde Southern

                                        Director                March 24, 1998
-----------------------------
Clyde A. Wheeler

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


     /s/ Henry D. Edelman                                  March 24, 1998
------------------------------------------  ------------------------------------
By:      Henry D. Edelman
         Date
         President and Chief
         Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                                         Title                 Date

    /s/ Charles Eugene Branstool      Chairman of the Board      March 24, 1998
-----------------------------------   and Director
Charles Eugene Branstool

    /s/ Henry D. Edelman              President and Chief        March 24, 1998
-----------------------------------   Executive Officer
Henry D. Edelman                      Principal Executive
                                      Officer)

    /s/ Nancy E. Corsiglia            Vice President - Business  March 24, 1998
-----------------------------------   Development and Treasurer
Nancy E. Corsiglia                    (Principal Financial and
                                      Accounting Officer)

      Name                                        Title                  Date

/s/ John C. Dean                                Director          March 24, 1998
-----------------------------------
John C. Dean

/s/ W. David Hemingway                          Director          March 24, 1998
-----------------------------------
W. David Hemingway

/s/ Lowell Junkins                              Director          March 24, 1998
-----------------------------------
Lowell Junkins

/s/ James A. McCarthy                           Director          March 24, 1998
-----------------------------------
James A. McCarthy

/s/ Robert J. Mulder                            Director          March 24, 1998
-----------------------------------
Robert J. Mulder

/s/ John G. Nelson                              Director          March 24, 1998
-----------------------------------
John G. Nelson

/s/ David J. Nolan                              Director          March 24, 1998
-----------------------------------
David J. Nolan

/s/ Michael C. Nolan                            Director          March 24, 1998
-----------------------------------
Michael C. Nolan

/s/ Marilyn Peters                              Director          March 24, 1998
------------------------------------
Marilyn Peters

/s/ John Dan Raines, Jr.                        Director          March 24, 1998
------------------------------------
John Dan Raines, Jr.

/s/ Darryl W. Rhodes                            Director          March 24, 1998
------------------------------------
Darryl W. Rhodes

/s/ Gordon Clyde Southern                   Vice Chairman         March 24, 1998
------------------------------------
Gordon Clyde Southern

/s/ Clyde A. Wheeler                           Director           March 24, 1998
------------------------------------
Clyde A. Wheeler