Form 10-Q
period 1998-05-06
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1998-05-06
CIK 845877

As filed with the Securities and Exchange Commission on
-------------------------------------------------------------------------------
                                   May 6, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.    Commission File Number 0-17440

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                (Exact name of registrant as specified in its
                                  charter)

             Federally chartered instrumentality
                of the United                           52-1578738
                   States
       (State or other jurisdiction of     (I.R.S. employer identification
       incorporation or organization)      number)

        919 18th Street, N.W., Suite 200,
              Washington, D.C.                         20006
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

      As of April 9, 1998, there were 1,010,580 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 3,078,399 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

      The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Such interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods presented. These condensed financial statements should be read in conjunction with the audited 1997 financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

      The following information concerning Farmer Mac's financial statements is included herein.



Consolidated Balance Sheets at March 31, 1998 and December 31, 1997.......  3
Consolidated  Statements of Operations for the three months ended March 31,
1998 and 1997.............................................................. 4
Consolidated  Statements of Cash Flows for the three months ended March 31,
1998 and 1997.............................................................  5


                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                      March 31,     December 31,
                                                                        1998            1997
                                                                    --------------  --------------
                                                                    ------------------------------
                                                                       (dollars in thousands)
Assets:

   Cash and cash equivalents                                            $ 216,069       $ 177,617
   Investment securities                                                  729,370         656,737
   Farmer Mac guaranteed securities                                       453,249         442,311
   Loans held for securitization                                           61,339          47,177
   Interest receivable                                                     14,044          19,968
   Guarantee fees receivable                                                  968           1,474
   Prepaid expenses and other assets                                        4,135           2,851
                                                                    --------------  --------------
                                                                    --------------  --------------

       Total Assets                                                   $ 1,479,174     $ 1,348,135
                                                                    --------------  --------------
                                                                    --------------  --------------

Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable, net:
     Due within one year                                              $ 1,024,770       $ 856,028
     Due after one year                                                   364,513         402,803
   Accrued interest payable                                                 9,108           9,783
   Accounts payable and accrued expenses                                    1,854           2,815
   Reserve for losses on guaranteed securities                              1,905           1,645
                                                                    --------------  --------------
                                                                    --------------  --------------

       Total liabilities                                                1,402,150       1,273,074

Stockholders' Equity:
   Common stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,010,380 and 1,000,100 shares issued and outstanding at
       March 31, 1998 and December 31, 1997                                 1,010           1,000
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding at March 31, 1998
       and December 31, 1997                                                  500             500
     Class C Non-Voting, $1 par value, no maximum authorization,
       3,078,399 and 3,078,214 shares issued and outstanding
       at March 31, 1998 and December 31, 1997                              3,079           3,078
   Additional paid-in capital                                              75,326          75,148
   Unrealized gain on securities available for sale                         1,226           1,198
   Accumulated deficit                                                     (4,117)         (5,863)
                                                                    --------------  --------------
                                                                    --------------  --------------

       Total stockholders' equity                                          77,024          75,061
                                                                    --------------  --------------
                                                                    --------------  --------------

   Total Liabilities and Stockholders' Equity                         $ 1,479,174     $ 1,348,135
                                                                    --------------  --------------
                                                                    --------------  --------------

   See accompanying notes to consolidated financial statements.


                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Three Months Ended March 31,
                                          ------------------------------------
                                          ------------------------------------
                                              1998                  1997
                                          --------------        --------------
                                          ------------------------------------
                                          (in thousands, except per share amounts)
Interest income:

  Farmer Mac guaranteed securities              $ 7,864               $ 7,381
  Investments and cash equivalents               14,634                 5,758
  Loans held for securitization                     977                   343
                                          --------------        --------------
                                          --------------        --------------
Total interest income                            23,475                13,482

Interest expense                                 21,040                12,125
                                          --------------        --------------
                                          --------------        --------------

Net interest income                               2,435                 1,357

Other income:
  Guarantee fees                                    756                   525
  Gain on issuance of AMBS, net                     428                   466
  Miscellaneous                                      48                   196
                                          --------------        --------------
                                          --------------        --------------
Total other income                                1,232                 1,187

Other expenses:
  Compensation and employee benefits                806                   703
  Professional fees                                 368                   348
  Board of Directors fees and expenses               76                    90
  Rent                                               56                    57
  Regulatory fees                                   166                    16
  General and administrative                        342                   264
  Provision for loan losses                         260                   180
                                          --------------        --------------
                                          --------------        --------------
Total other expenses                              2,074                 1,658

Income before income taxes                        1,593                   886

Income tax (benefit)/provision                     (152)                   28
                                          --------------        --------------
                                          --------------        --------------

Net income                                      $ 1,745                 $ 858
                                          --------------        --------------
                                          --------------        --------------

Earnings per share:

Class A and B Voting Common Stock
  Basic earnings per share                          $ 0.16                $ 0.09
  Diluted earnings per share                        $ 0.16                $ 0.09

Class C Non-Voting Common Stock
  Basic earnings per share                          $ 0.49                $ 0.27
  Diluted earnings per share                        $ 0.47                $ 0.26

        See accompanying notes to consolidated financial statements.



                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended March 31,
                                                                        ---------------------------------
                                                                        ---------------------------------
                                                                            1998               1997
                                                                        --------------    ---------------
                                                                        ---------------------------------
                                                                         (in thousands)
Cash flows from operating activities:

   Net income from operations                                                 $ 1,745              $ 858
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Amortization of premium on Farmer Mac guaranteed securities                 732                684
      Discount note amortization                                               13,655              6,291
      Decrease in guarantee fees receivable                                       506                185
      Decrease in interest receivable                                           5,924              3,540
      Increase in prepaid expenses and other assets                            (1,263)              (304)
      Amortization and depreciation                                               132                 22
      Decrease in accounts payable and accrued expenses                          (961)              (217)
      (Increase) decrease in loans held for securitization                    (14,162)             4,025
      Decrease in accrued interest payable                                       (675)              (461)
      Provision for loan losses                                                   260                180
                                                                        --------------    ---------------
                                                                        --------------    ---------------

      Net cash provided by operating activities                                 5,893             14,803

Cash flows from investing activities:
   Purchases of available-for-sale investments                               (156,494)          (223,332)
   Purchases of investment securities                                          (2,868)          (206,152)
   Purchases of Farmer Mac guaranteed securities                              (30,848)           (18,583)
   Proceeds from repayment of available-for-sale investments                   78,377              3,406
   Proceeds from repayment of investment securities                             8,279                  -
   Proceeds from repayment of Farmer Mac guaranteed securities                 19,178             17,561
   Purchases of office equipment                                                  (34)                (9)
                                                                        --------------    ---------------
                                                                        --------------    ---------------

      Net cash used by investing activities                                   (84,410)          (427,109)

Cash flows from financing activities:
   Proceeds from issuance of discount notes                                 5,778,574          3,330,067
   Proceeds from issuance of medium-term notes                                  4,990             34,965
   Payments to redeem discount notes                                       (5,634,885)        (2,759,055)
   Payments to redeem medium-term notes                                       (31,900)            (9,240)
   Proceeds from common stock issuance                                            190                702
   Purchase and retirement of stock                                                 -             (1,396)
                                                                        --------------    ---------------
                                                                        --------------    ---------------

      Net cash provided by financing activities                               116,969            596,043
                                                                        --------------    ---------------
                                                                        --------------    ---------------

   Net increase in cash and cash equivalents                                   38,452            183,737

   Cash and cash equivalents at beginning of period                           177,617             68,912
                                                                        --------------    ---------------
                                                                        --------------    ---------------

   Cash and cash equivalents at end of period                               $ 216,069          $ 252,649
                                                                        --------------    ---------------
                                                                        --------------    ---------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                $ 8,472            $ 6,278
      Income Taxes                                                              $ 102               $ 14

                      See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies.

      (a)   Principles of Consolidation

      Financial information at and for the three months ended March 31, 1998 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

      (b)   Earnings Per Share

      Basic earnings per share is based on the weighted average shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The computation of earnings per share reflects the 3-to-1 dividend and liquidation preference applicable to each share of Class C Non-Voting Common Stock relative to each share of Class A and Class B Voting Common Stock. The following schedule reconciles basic and diluted earnings per share for the three months ended March 31, 1998 and 1997.


                              Three Months Ended March 31,
                           1998                     1997

                             Effect of                   Effect of
                     Basic    stock    Diluted  Basic     stock       Diluted
                     EPS      option    EPS      EPS      options      EPS


                      (in thousands, except per share amounts)


Net income         $ 1,745    $ -   $ 1,745      $ 858     $ -        $ 858

Weighted average
  shares:
  Classes A and B    1,506       -    1,506      1,520       -        1,520
  Class C            3,078     140    3,218      2,672     115        2,787

Earnings per share:
  Classes A and B  $ 0.16            $ 0.16     $ 0.09               $ 0.09
  Class C          $ 0.49            $ 0.47     $ 0.27               $ 0.26

  (c) Reclassifications

   Certain reclassifications of the 1997 information were made to conform to the 1998 presentation.

Note 2.  Off-Balance Sheet Financial Instruments.

     In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell Qualified Loans and the guarantee of payments of principal and interest on Farmer Mac Guaranteed Securities not held in portfolio. At March 31, 1998, outstanding commitments to purchase Qualified Loans totaled $51.4 million. Of that amount, $18.6 million represented commitments to purchase Qualified Loans through the Farmer Mac I cash window and $32.8 million represented commitments to exchange Qualified Loans for Farmer Mac Guaranteed Securities backed by those loans in a single swap transaction. Outstanding commitments to sell Qualified Loans as agricultural mortgage-backed securities (AMBS) totaled $20.0 million at March 31, 1998. For information regarding the off-balance sheet risks associated with Farmer Mac Guaranteed Securities, and with interest-rate contracts and hedge instruments, which are used to manage exposures inherent in Farmer Mac's loan pipeline and investment activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

Note 3.  Comprehensive Income

      In first quarter 1998, Farmer Mac adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income represents all changes in stockholders' equity during the reporting period except those resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three months ended March 31, 1998 and 1997.



                                        Three Months Ended March 31,
                                             1998      1997

                                                 (in thousands)

Net Income                                     $1,745    $ 858
Change in unrealized gain on
  securities available-for-sale                    28     (148)
                                             --------  --------
                                             --------  --------

Comprehensive income                          $ 1,773     $ 710
                                             --------  --------



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Certain statements made in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements are typically accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. Management's expectations for the Corporation's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause actual results or events to differ materially from these expectations as expressed or implied by the forward-looking statements.

      The following management's discussion and analysis includes forward-looking statements addressing the Corporation's prospects for earnings, loan volume and securitization growth; trends in net interest income and provision for losses; changes in capital position; and other business and financial matters. Some of the factors that could cause Farmer Mac's actual results to differ materially from management's expectations expressed herein include: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements in excess of statutory minimum and critical capital levels or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, agricultural land values, commodity prices and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at attractive spreads to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans or AgVantage mortgage-backed bonds to Farmer Mac; the willingness of investors to invest in agricultural mortgage-backed securities versus other investments; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in the Corporation's status as a government-sponsored enterprise.

      Given the foregoing potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed herein. Furthermore, Farmer Mac undertakes no obligation to publicly release the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

         Overview. Net income totaled $1.7 million for first quarter 1998. Net income for first quarter 1998 included a $200 thousand tax benefit associated with the future use of operating losses incurred in prior years. Excluding the effect of the tax benefit, net income would have been $1.5 million for first quarter 1998, an increase of $687 thousand compared to net income of $858 thousand for first quarter 1997.

      Diluted earnings per share for first quarter 1998 were $0.16 for Classes A and B Common Stock and $0.47 for Class C Common Stock. Excluding the effect of the foregoing tax benefit, earnings per share for first quarter 1998 would have been $0.14 for Classes A and B Common Stock and $0.42 for Class C Common Stock, as compared to $0.09 and $0.26, respectively, for first quarter 1997. Earnings per share reflect the 3-to-1 dividend and liquidation preference accorded to Class C Common Stock compared to Classes A and B Common Stock.

     The $687 thousand increase in net income from first quarter 1997 to first quarter 1998 is attributable to an increase in net interest income and guarantee fee income. Net interest income is comprised of income from program assets (Farmer Mac I and II Securities and loans held for securitization) and non-program assets (cash and cash equivalents and investment securities). Although income from program assets continues to be the primary source of net interest income, from non-program assets. In connection with the implementation of Farmer Mac's expanded debt issuance strategy, which is intended to attract more investors to its debt and mortgage-backed securities and thereby improve the liquidity of those securities and reduce its borrowing and securitization costs, Farmer Mac has increased the size of its non-program investment protfolio (cash and cash equivalents and investment securities). The proceeds of these increased debt issuances have been invested primarily in high quality, short- and long-term floating rate investments, which have generated significant amounts of net interest income. Farmer Mac's eventual objective for the proceeds of its increased debt issuances is investment in the Farmer Mac I Program through the acquisition and securitization of Qualified Loans. During the phase-in of that objective, the term of which is dependent upon growth in Farmer Mac's core guarantee business, Farmer Mac expects to continue to invest in non-program assets.

      In addition to increased net interest income, Farmer Mac has also realized increased guarantee fee income as a result of increased guarantee volume since enactment of its revised legislative authorities and the higher guarantee fee rate applicable to Farmer Mac I Securities issued under those authorities. As of March 31, 1998, outstanding Farmer Mac I and II Guaranteed Securities totaled $882.2 million, compared to $672.1 million as of March 31, 1997.

While Farmer Mac's financial condition has improved, future improvements in operating results will depend largely upon growth in Farmer Mac's core business (interest income on program assets, guarantee fee income and gain on issuance of mortgage-backed securities). Growth in the core business is dependent upon an increase in the volume of loans acquired or funded through Farmer Mac's programs. Farmer Mac purchased $55.9 million of Qualified Loans during first quarter 1998 and had outstanding commitments to purchase an additional $51.4 million at March 31, 1998. During the same period a year ago, purchases totaled $44.2 million and outstanding commitments to purchase Qualified Loans totaled $14.3 million. In addition, the outstanding balance of loans in Farmer Mac's "pipeline" (loans submitted to Farmer Mac for approval and loans approved but not yet committed for purchase) totaled $206.7 million at March 31, 1998, compared to $61.6 million at March 31, 1997. Not all loans in the pipeline are purchased, as some are denied for credit reasons or withdrawn by the seller.

     Included in outstanding commitments at March 31, 1998 was a commitment to purchase $32.8 million of Qualified Loans in a swap transaction. This transaction, which settled on April 8th, was entered into with a Farm Credit institution and represents the second such transaction through Farmer Mac's swap program.

      As part of its efforts to further increase business volume, Farmer Mac has begun to attract the interest of non-traditional agricultural real estate lenders, particularly mortgage bankers and agricultural supply and equipment companies, for whom Farmer Mac believes the advantages of its programs would result in diversification of income sources and more efficient utilization of their existing facilities and personnel at low marginal costs through access to their established customer base. In that regard, Farmer Mac recently announced the approval of five nationally known mortgage banking companies as Farmer Mac I sellers. The addition of these and other lending institutions should significantly increase the number of outlets offering Farmer Mac loans. Many of these institutions have undertaken, or would be expected to undertake, marketing initiatives, utilizing various media sources, to advertise the availability of Farmer Mac loans. In addition, the recent introduction of "AgVantage" has begun to attract the interest of traditional agricultural real estate lenders, to whom AgVantage offers liquidity through the opportunity to convert Qualified Loans into cash without having to sell the loans to Farmer Mac. Based on management's evaluation of the business potential of its programs and their existing and prospective participants, Farmer Mac expects to continue to add resources, including additional field personnel and other employees dedicated to customer service, to support these institutions' efforts in establishing and expanding a secondary market presence in the areas they serve, and to attract more sellers who offer the prospect of active participation in Farmer Mac's programs. Because many of these institutions are, or will be, new to the Farmer Mac programs,
however,   management   cannot   predict  the  timing  or  the  level  of  their
participation.

      Farmer Mac continues to face the challenge of expanding its business in what has been a highly static market for agricultural and rural home mortgage loans. While the revisions to Farmer Mac's charter that permit it to operate in a manner more similar to Fannie Mae and Freddie Mac do not ensure the long-term success of Farmer Mac's programs, those programs are now receiving steadily greater acceptance among an increasingly diverse group of lenders. This reflects the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the long term, agricultural mortgage lenders, whether traditional or non-traditional, must recognize the benefits of selling loans or loan-backed securities to Farmer Mac and must modify their business practices accordingly.

      Set forth below is a discussion of certain items of the income statement and balance sheet.

     Average Balances, Income and Expenses, yield and Rates. The following table provides information regarding interest-earning assets and interest-bearing liabilities for the periods indicated.

                                                                 Three Months Ended March 31,
                                              ---------------------------------------------------------------------------
                                                  1998                                  1997
                                              ------------------------------------- -------------------------------------
                                              ---------------------------------------------------------------------------
                                              Average         Income/            Average Average    Income/        Average
                                              Balance         Expense            Rate    Balance    Expense         Rate
                                              ---------------------------------------------------------------------------
                                              ------------------------- ----------- -------------- ---------- -----------
                                               (dollars in thousands)
Assets:
  Farmer Mac guaranteed securities                $ 446,382    $ 7,864           7.10%  $ 415,042    $ 7,381       7.16%
  Cash and cash equivalents                         300,695      4,145           5.54%    199,249      2,599       5.26%
  Investments                                       695,654     10,489           6.03%    210,509      3,159       6.00%
  Loans held for securitization                      56,190        977           6.96%     17,159        343       7.99%
                                              -------------- ---------- ----------- -------------- ---------- -----------
                                              -------------- ---------- ----------- -------------- ---------- -----------
   Total interest-earning assets                  1,498,921     23,475           6.29%    841,959     13,482           6.43%
  Other assets                                       21,720                                17,946
                                              --------------                        --------------
                                              --------------                        --------------
   Total assets                                   1,520,641                               859,905
                                              --------------                        --------------
                                              --------------                        --------------

Liabilities and Stockholders' Equity:
  Notes payable, net                            $ 1,432,233     21,040           5.88%  $ 805,880     12,125           6.02%
  Other liabilities                                  12,366                                 6,812
                                              --------------                        --------------
                                              --------------                        --------------
   Total liabilities                              1,444,599                               812,692
  Stockholders' equity                               76,042                                47,213
                                              -------------- ---------- ----------- -------------- ---------- -----------
                                              -------------- ---------- ----------- -------------- ---------- -----------
   Total liabilities and stockholders' equity   $ 1,520,641                             $ 859,905
                                              --------------                        --------------
                                              --------------                        --------------
  Net interest income/spread                                   $ 2,435           0.41%               $ 1,357           0.41%
                                                             ---------- -----------                ---------- -----------
                                                             ---------- -----------                ---------- -----------
  Net yield on interest-earning assets                                           0.65%                                 0.64%
                                                                        -----------                           -----------

     Rate/Volume Analysis. The table below sets forth certain information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to (a) changes in volume (change in volume multiplied by old rate);
(b) changes in rate (change in rate multiplied by old volume); and (c) the total. Combined rate/volume variances, a thrid element of the calculation, are allocated based on their relative size.


                                        Three Months Ended March 31, 1998
                                        Compared to Three Months Ended
                                                 March 31, 1997
                                        -----------------------------------
                                        -----------------------------------
                                            Increase/(Decrease) Due to
                                        -----------------------------------
                                        -----------------------------------
                                          Rate        Volume       Total
                                        ----------  -----------  ----------
                                        -----------------------  ----------
                                            (in thousands)
 Income from interest-earning assets

 Farmer Mac guaranteed securities          $ (64)       $ 547       $ 483
 Cash and cash equivalents                   160        1,386       1,546
 Investments                                  17        7,313       7,330
 Loans held for securitization               (50)         684         634
                                           ----------  -----------  ----------
   Total                                      63        9,930       9,993
 Expense from interest-bearing liabilities  (296)       9,211       8,915
                                           ----------  -----------  ----------
                                           ----------  -----------  ----------
 Change in net interest income             $ 359        $ 719     $ 1,078
                                        ----------  -----------  ----------

      Net Interest Income. Net interest income for first quarter 1998 was $2.4 million, compared to $1.4 million for the same period in 1997. This increase was attributable to increases in the balance of program and non-program assets. Program assets increased due to increases in Farmer Mac II Securities held in portfolio and loans held for securitization. Farmer Mac II Securities held in portfolio totaled $261.3 million as of March 31, 1998 compared to $209.1 million as of March 31, 1997. Loans held for securitization increased due to increased Farmer Mac I cash window activity, particularly increases in variable rate loan purchases, which Farmer Mac does not currently include in its AMBS issuances.

      Other Income. Other income totaled $1.2 million for first quarter 1998 and first quarter 1997. Guarantee fee income increased $231 thousand from $525 thousand for first quarter 1997 to $756 thousand for first quarter 1998 as a result of an increase in the balance of outstanding guaranteed securities and the increased guarantee fee rate applicable to Farmer Mac I Securities issued under Farmer Mac's revised legislative authorities (50 basis points compared to 25 basis points on Farmer Mac I Securities issued prior to the revised authorities). Gain on issuance of AMBS totaled $428 thousand on $41.4 million of AMBS issuances during first quarter 1998, compared to $466 thousand on $49.4 million of AMBS issuances during first quarter 1997. Miscellaneous income totaled $48 thousand for first quarter 1998, compared to $196 thousand for first quarter 1997. First quarter 1997 miscellaneous income included the difference between the amount Farmer Mac had accrued for expenses related to litigation with Western Farm Credit Bank and the actual amount incurred, which was lower as a result of settlement of that litigation in January 1997.

      Other Expenses. Other expenses totaled $2.1 million for first quarter 1998, compared to $1.7 million for first quarter 1997. The increase was attributable to increased compensation and other costs related to expanded operations under Farmer Mac's revised authorities. Farmer Mac's provision for losses, a component of other expenses, totaled $260 thousand for first quarter 1998, compared to $180 thousand for first quarter 1997.

     Income Tax Expense. As a result of the use of net operating loss carryforwards, including a $200 thousand tax benefit associated with the future use of operating losses incurred in prior years, Farmer Mac recorded a tax benefit of $152 thousand for 1998. If profits continue at current levels, all of Farmer Mac's remaining net operating loss carryforwards would be utilized in 1998, resulting in a higher effective tax rate for the year.

Balance Sheet Review

     At March 31, 1998, total assets were $1.5 billion compared to $1.3 billion at December 31, 1997. The increase in assets, and corresponding increase in notes payable, was due to increases in both program and non-program assets. Non-program assets will fluctuate from period to period based on investment opportunities and the Corporation's liquidity needs and investment policy guidelines. For a discussion of the increase in program assets, see "- Net Interest Income."

Liquidity and Capital Resources

      Liquidity. Farmer Mac's business programs present funding needs that are driven by the purchase of Qualified Loans, payment of principal and interest on Farmer Mac Guaranteed Securities and the maturities of debt. Farmer Mac's primary sources of funds to meet these needs are issuances of debt obligations, principal and interest payments on mortgages underlying Farmer Mac Guaranteed Securities and net operating cash flows. Because of Farmer Mac's regular participation in the capital markets and its status as a government-sponsored enterprise, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac also maintains a portfolio of cash equivalents, comprised of commercial paper and other short-term investments, to draw upon as necessary. At March 31, 1998 and December 31, 1997, Farmer Mac's cash and cash equivalents totaled $216.1 million and $177.6 million, respectively.

      Capital. At March 31, 1998, Farmer Mac's stockholders' equity totaled $77.0 million, an increase of $1.9 million from December 31, 1997. This increase was due to net income earned during first quarter 1998 and the issuance of Class A Common Stock. Farmer Mac commenced a direct stock purchase program in early 1997 to offer approximately 100,000 shares of Class A Common Stock to interested eligible investors pursuant to which approximately 10,280 shares were issued during first quarter 1998. By statute, Farmer Mac's Class A Voting Common Stock can only be held by banks, insurance companies and other financial entities that are not members of the Farm Credit System.

     At March 31, 1998 and December 31, 1997, Farmer Mac's regulatory required minimum capital was $38.5 million and $30.0 million, compared with actual capital of $77.0 million and $75.1 million.

     Farmer Mac has not paid and does not expect to pay dividends on its common stock in the near future. Dividends on the common stock are subject to determination and declaration by the Board. There is no preference between holders of Classes A and B Voting Common Stock and Class C Non-Voting Common Stock relating to dividends. The ratio of dividends paid on each share of Class C Non-Voting Common Stock to each share of Classes A and B Voting Common Stock, however, will be three-to-one. If dividends are to be paid to holders of the Voting Common Stock, such per share dividends to holders of Class A and Class B Voting Common Stock will be equal.

Risk Management

      Credit Risk. Farmer Mac guarantees the timely payment of principal and interest on securities issued under the Farmer Mac I and Farmer Mac II Programs. Farmer Mac also assumes credit risk on Qualified Loans purchased through the Farmer Mac I cash window and held in portfolio pending securitization. The following table sets forth the outstanding principal balance of loans funded through these programs.

      Farmer Mac I AMBS represent securities issued under Farmer Mac's revised legislative authorities and for which Farmer Mac bears the risk of first loss. "Other Farmer Mac I Securities" includes securities issued prior to the 1996 enactment of those authorities; these securities are supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the security at the time of issuance. Also included in Other Farmer Mac I Securities is $6.0 million of AgVantage bonds purchased during first quarter 1998. AgVantage bonds, which are general obligations of the issuers, are secured by eligible collateral in an amount ranging from 120% to 150% of the bonds' outstanding principal amount. Eligible collateral consists of Qualified Loans having an aggregate principal balance at least equal to 100% of the bonds' outstanding principal amount and cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States. Loans held for securitization expose Farmer Mac to the same credit risk as Farmer Mac I AMBS. The loans underlying Farmer Mac II Securities are backed by the "full faith and credit" of the United States by virtue of the Secretary of Agriculture's guarantee of principal and interest on such loans. For further information regarding the outstanding balance of Farmer Mac Guaranteed Securities, see "Supplemental Information."

      At March 31, 1998, loans 90 days or more past due and loans in foreclosure or bankruptcy represented 1.15% of the principal balance of all loans backing Farmer Mac I AMBS. At December 31, 1997 and March 31, 1997, no loans backing Farmer Mac I AMBS were 90 days or more past due or in foreclosure or bankruptcy. The increase in delinquencies is due to the aging of the portfolio and the fact that a greater proportion of the loans backing Farmer Mac I AMBS have payments due on January 1 than any other date during the year as a result of the number of semi-annual and annual pay loans in the portfolio. For further information on delinquencies, see "-Supplemental Information."

      Farmer Mac maintains a reserve for loan losses to cover anticipated losses on Farmer Mac I AMBS. No loss reserve has been made for Farmer Mac I Securities issued prior to the revised authorities because of the unguaranteed subordinated interests, or for Farmer Mac II Securities because of the Secretary of Agriculture's guarantee. At March 31, 1998, the reserve for losses on AMBS totaled $1.9 million, compared to $1.6 million at December 31, 1997. This increase was attributable to an increase in the outstanding balance of AMBS sold to investors.

     Management evaluates the adequacy of the reserve for loan losses on a quarterly basis and considers a number of factors, including: historical charge-off and recovery activity (noting any particular trends in preceding periods); trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; current and anticipated economic conditions; the condition of agricultural segments and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have a geographic or commodity concentration; the degree of risk inherent in the composition of the guaranteed portfolio; quality control reviews; and underwriting standards. Farmer Mac considers the amounts in the reserve account to be adequate to cover its exposure to guarantee payments in the Farmer Mac I Program.

      Asset and Liability Management. Farmer Mac's asset and liability management objective is to limit the effect of changes in interest rates on the Corporation's equity and earnings to within acceptable risk tolerance levels. In doing so, Farmer Mac enters into off-balance sheet derivative financial instruments. The Corporation uses these instruments as an end-user and not for trading or speculative purposes.

      The primary off-balance sheet derivative financial instruments used by Farmer Mac are interest-rate contracts, including interest-rate swaps and caps. These contracts are used to synthetically create debt instruments and interest-earning assets. When combined with the underlying liability or asset, the interest-rate contracts synthetically create debt and investments that should produce lower effective debt costs or higher effective asset yields than those available through direct debt issuances or investment purchases. At March 31, 1998, the notional amount of interest-rate contracts outstanding was $407.0 million.

      To a lesser extent, the Corporation uses futures contracts to reduce its exposure to interest-rate risk related to both outstanding commitments to purchase fixed-rate Qualified Loans and fixed-rate loans held for securitization not offset by forward sale commitments. At March 31, 1998, outstanding futures contracts totaled $1.3 million.

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



                   Mandatory Commitments to Purchase Loans
    -----------------------------------------------------------------------
                       Long-Term     5 and 7      1, 3 and 5
    For the quarter    Fixed Rate      Year       Year ARMs      Total
    ended:                           Balloons
                      -------------------------- --------------------------
                                 (in thousands)

    March 31, 1998 (1) $ 32,394    $    5,964    $  58,328    $  96,686
    December 31, 1997    23,040       11,157        14,513       48,710
    September 30, 1997   23,066       18,116         5,982       47,164
    June 30, 1997        19,196       57,465         9,283       85,944
    March 31, 1997       37,471       14,234         3,325       55,030

     (1) 1, 3 and 5 year ARMs  includes a $32.8 million swap  commitment,  which settled on April 8, 1998.
                              Purchases of Loans
    -----------------------------------------------------------------------
                       Long-Term     5 and 7      1, 3 and 5
    For the quarter    Fixed Rate      Year       Year ARMs      Total
    ended:                           Balloons
                      -------------------------- --------------------------
                                 (in thousands)
    March 31, 1998     $ 25,671      $ 6,099      $ 24,147    $  55,917
    December 31, 1997    28,063       11,250         9,674       48,987
    September 30, 1997   19,300       19,978         6,800       46,078
    June 30, 1997        26,325       55,968         8,990       91,283
    March 31, 1997       29,647       13,678           840       44,165

                                AMBS Issuances
    -----------------------------------------------------------------------
                       Long-Term     5 and 7      1, 3 and 5
    For the quarter    Fixed Rate      Year       Year ARMs      Total
    ended:                           Balloons
                      -------------------------- --------------------------
                                 (in thousands)
    March 31, 1998    $  31,797     $   9,601    $       -     $ 41,398
    December 31, 1997    16,373         9,256            -       25,629
    September 30, 1997   26,186        24,697            -       50,883
    June 30, 1997        57,569        14,063            -       71,632
    March 31, 1997       32,255        17,105            -       49,360



                        Delinquencies (1)
    -----------------------------------------------------------
                             Farmer Mac I
                      ---------------------------
    As of:                AMBS       Other (2)       Total
                      ------------- ------------- -------------

    March 31, 1998         1.15%         0.49%         0.92%
    December 31, 1997      -             0.66%         0.26%
    September 30, 1997     0.29%         0.93%         0.57%
    June 30, 1997          -             0.21%         0.10%
    March 31, 1997         -             0.66%         0.39%

     (1) Includes loans 90 days or more past due, in foreclosure or in bankruptcy.
     (2) Includes loans underlying securities issued prior to the 1996 enactment of the Corporation's revised legislative authorities. These securities are supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the securities at issuance.


                 Outstanding Guaranteed Securities
--------------------------------------------------------------------
                      Farmer Mac I
                  -----------------------    Farmer               Held in
As of:              AMBS        Other (1)    Mac II      Total    Portfolio
                  ----------- ---------------------------------------------
                                (in thousands)

March 31, 1998      $376,797    $214,427   $290,947   $882,171    $439,477
December 31, 1997    341,213     228,904    272,777    842,894     433,807
September 30, 1997   316,214     234,085    263,228    813,527     427,395
June 30, 1997        266,838     243,775    244,502    755,115     418,002
March 31, 1997       195,792     252,134    224,197    672,123     403,685

 (1) Includes securities issued prior to the 1996 enactment of the Corporation's
   revised   legislative   authorities.   These   securities  are  supported  by
   unguaranteed  subordinated  interests,  which  represented 10% of the initial balance of the loans underlying the securities at issuance.
 (2) Included in total outstanding guaranteed securities.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

   The registrant is not a party to any material pending legal proceedings.

Item 2.           Changes in Securities.

     (a) Not applicable.

     (b) Not Applicable.

     (c) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

     Under the direct stock purchase program pursuant to which Farmer Mac is offering approximately 100,000 shares of Class A Voting Common Stock to interested eligible investors, Farmer Mac sold an aggregate of 10,280 shares of Class A Common Stock to 22 financial institutions in the quarter ended March 31, 1998. The aggregate offering price for the sales was approximately $190,415.

          Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on January 7, 1998, Farmer Mac issued an aggregate of 185 shares of its Class C Non-Voting Common Stock at an issue price of $61.00 per share to the nine Directors who elected to receive such stock in lieu of their cash retainers.

        (d) Not applicable.

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

+* 10.1.4   -       Amended and Restated 1997  Incentive  Plan  (Form10-Q  filed
                    August 14, 1997).

+* 10.1.5   -       Amended and Restated  1997  Incentive  Plan (Form 10-Q filed
                    November 14, 1997).

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
                    Contract  between Henry D. Edelman and the Registrant  (Form
                    10-Q filed August 14, 1996).

+* 10.2.6   -       Amendment  No. 6 dated as of August  7,  1997 to  Employment
                    Contract  between Henry D. Edelman and the Registrant  (Form
                    10-Q filed November 14, 1997).

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
                    Contract between Nancy E. Corsiglia and the Registrant (Form
                    10-Q filed August 14, 1996).

+* 10.3.9   -       Amendment  No. 9 dated as of August  7,  1997 to  Employment
                    Contract between Nancy E. Corsiglia and the Registrant (Form
                    10-Q filed November 14, 1997).

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
                    Contract  between Thomas R. Clark and the  Registrant  (Form
                    10-Q filed August 14, 1996).

+* 10.4.8   -       Amendment  No. 8 dated as of August  7,  1997 to  Employment
                    Contract  between Thomas R. Clark and the  Registrant  (Form
                    10-Q filed November 14, 1997).

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
                    Contract between Michael T. Bennett and the Registrant (Form
                    10-Q filed August 14, 1996).

+* 10.6.7   -       Amendment  No. 7 dated as of August  7,  1997 to  Employment
                    Contract between Michael T. Bennett and the Registrant (Form
                    10-Q filed November 14, 1997).

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
                    Contract  between  Christopher  A.  Dunn and the  Registrant
                    (Form 10-Q filed August 14, 1996).

+* 10.7.7   -       Amendment  No. 7 dated as of August  7,  1997 to  Employment
                    Contract  between  Christopher  A.  Dunn and the  Registrant
                    (Form 10-Q filed November 14, 1997).

+* 10.8     -       Employment  Contract  dated as of  September 1, 1997 between
                    Tom D. Stenson and the Registrant  (Form 10-Q filed November
                    14, 1997).

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

 (b) Reports on Form 8-K.

     The Registrant filed:

     (a) a report on Form 8-K on January 21, 1998, to report a press release announcing its financial results for the year ended December 31, 1997; and

     (b) (i) a report on Form 8-K on March 20, 1998; and (ii) a report on form 8-K/A on March 31, 1998 to report a change in the Registrant's Certifying Accountant.



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


May 6, 1998

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