Form 10-Q
period 1998-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1998-08-14
CIK 845877

As filed with the Securities and Exchange Commission on
------------------------------------------------------------------------------
                                 August 14, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.  Commission File Number 0-17440

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
           (Exact name of registrant as specified in its charter)

             Federally chartered
               instrumentality                          52-1578738
                Of the United
                   States
       (State or other jurisdiction of     (I.R.S. employer identification
       incorporation or organization)      number)

        919 18th Street, N.W., Suite
                    200,                                20006
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

      As of August 10, 1998, there were 1,019,880 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 3,090,487 shares of Class C Non-Voting Common Stock outstanding.

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

      The following information concerning Farmer Mac's financial statements is included herein.



Consolidated Balance Sheets at June 30, 1998 and December 31, 1997........  3
Consolidated  Statements of Operations  for the three and
six months ended June 30, 1998 and 1997..................................   4
Consolidated  Statements  of Cash Flows for the six months  ended
June 30, 1998 and 1997....................................................  5



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                      June 30,     December 31,
                                                                        1998           1997
                                                                   --------------- --------------
                                                                             (in thousands)
Assets:
  Cash and cash equivalents                                             $ 345,740      $ 177,617
  Investment securities                                                   651,379        656,737
  Farmer Mac guaranteed securities                                        468,159        442,311
  Loans held for securitization                                            98,448         47,177
  Interest receivable                                                      18,454         19,968
  Guarantee fees receivable                                                 1,414          1,474
  Prepaid expenses and other assets                                         4,012          2,851
                                                                   --------------- --------------
                                                                   --------------- --------------

     Total Assets                                                      $1,587,606     $1,348,135
                                                                   --------------- --------------
                                                                   --------------- --------------

Liabilities and Stockholders' Equity:
Liabilities:
  Notes payable, net:
    Due within one year                                                $1,199,909      $ 856,028
    Due after one year                                                    293,993        402,803
  Accrued interest payable                                                  7,998          9,783
  Accounts payable and accrued expenses                                     4,464          2,815
  Reserve for losses on guaranteed securities                               2,267          1,645
                                                                   --------------- --------------


     Total liabilities                                                  1,508,631      1,273,074

Stockholders' Equity:
  Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,016,180 and 1,000,100 shares issued and outstanding at
     June 30, 1998 and December 31, 1997                                    1,016          1,000
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding at June 30, 1998
     and December 31, 1997                                                    500            500
    Class C Non-Voting, $1 par value, no maximum authorization,
     3,090,307 and 3,078,214 shares issued and outstanding
     at June 30, 1998 and December 31, 1997                                 3,090          3,078
  Additional paid-in capital                                               75,943         75,148
  Unrealized gain on securities available for sale                            768          1,198
  Accumulated deficit                                                      (2,342)        (5,863)
                                                                   --------------- --------------

     Total stockholders' equity                                            78,975         75,061
                                                                   --------------- --------------


   Total Liabilities and Stockholders' Equity                          $1,587,606     $1,348,135
                                                                   --------------- --------------
                                                                   --------------- --------------

          See accompanying notes to consolidated financial statements.



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended         Six Months Ended
                                            ------------------------- -------------------------
                                            ------------------------- -------------------------
                                             June 30,     June 30,     June 30,      June 30,
                                               1998         1997         1998          1997
                                            -----------  ------------ ------------  -----------
                                                 (in thousands, except per share amounts)
Interest income:
  Farmer Mac guaranteed securities             $ 8,113       $ 7,467     $ 15,977     $ 14,847
  Investments and cash equivalents              15,724        13,334       30,358       19,092
  Loans held for securitization                  1,600           501        2,577          844
                                            -----------  ------------ ------------  -----------

Total interest income                           25,437        21,302       48,912       34,783

Interest expense                                22,964        19,474       44,004       31,599
                                            -----------  ------------ ------------  -----------


Net interest income                              2,473         1,828        4,908        3,184

Other income:
  Guarantee fees                                   841           607        1,597        1,132
  Gain on issuance of AMBS, net                    552         1,053          980        1,519
  Miscellaneous                                     14            21           62          217
                                            -----------  ------------ ------------  -----------

Total other income                               1,407         1,681        2,639        2,868

Other expenses:
  Compensation and employee benefits             1,028         1,005        1,834        1,708
  Professional fees                                423           341          791          689
  Board of Directors fees and expenses             100            89          176          179
  Rent                                              57            55          113          112
  Regulatory fees                                  165            16          331           31
  General and administrative                       276           321          618          586
  Provision for loan losses                        362           340          622          520
                                            -----------  ------------ ------------  -----------

Total other expenses                             2,411         2,167        4,485        3,825

Income before income taxes                       1,469         1,342        3,062        2,227

Income tax (benefit)/provision                    (306)           36         (458)          63
                                            -----------  ------------ ------------  -----------


Net income                                     $ 1,775       $ 1,306      $ 3,520      $ 2,164
                                            -----------  ------------ ------------  -----------
                                            -----------  ------------ ------------  -----------


Earnings per share:

Classes A and B Voting Common Stock
  Basic earnings per share                         $ 0.16        $ 0.14       $ 0.33       $ 0.23
  Diluted earnings per share                       $ 0.16        $ 0.13       $ 0.32       $ 0.22

Class C Non-Voting Common Stock
  Basic earnings per share                         $ 0.49        $ 0.41       $ 0.98       $ 0.68
  Diluted earnings per share                       $ 0.48        $ 0.40       $ 0.95       $ 0.66

    See accompanying notes to consolidated financial statements.





                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended June 30,
                                                                     -------------------------------
                                                                     -------------------------------
                                                                         1998             1997
                                                                     --------------   --------------
                                                                     -------------------------------
                                                                      (in thousands)
Cash flows from operating activities:

Net income                                                                 $ 3,520          $ 2,164

Adjustments to reconcile net income to cash (used in) provided by operating activities:
  Amortization of premium on Farmer Mac guaranteed securities                  732            1,641
  Discount note amortization                                                30,578           19,415
  Decrease (increase) in guarantee fees receivable                              60             (157)
  Decrease (increase) in interest receivable                                 1,514           (1,715)
  Increase in prepaid expenses and other assets                             (1,148)          (1,205)
  Amortization and depreciation                                                210              349
  Increase in accounts payable and accrued expenses                          1,649              802
  Increase in loans held for securitization                                (51,271)         (15,626)
  (Decrease) increase in accrued interest payable                           (1,785)             744
  Provision for loan losses                                                    622              520
                                                                     --------------   --------------

Net cash (used in) provided by operating activities                       (15,319)           6,932


Cash flows from investing activities:
Purchases of available-for-sale investments                               (213,905)        (342,419)
Purchases of investment securities                                          (4,017)        (207,028)
Purchases of Farmer Mac guaranteed securities                              (45,758)         (42,778)
Proceeds from repayment of available-for-sale investments                  193,477           17,244
Proceeds from repayment of investment securities                            29,220           11,227
Proceeds from repayment of Farmer Mac guaranteed securities                 19,178           30,030
Purchases of office equipment                                                  (41)             (49)
                                                                     --------------   --------------
                                                                     --------------   --------------
  Net cash used by investing activities                                    (21,846)        (533,773)

Cash flow from financing activities:
Proceeds from issuance of discount notes                                13,539,609       10,325,836
Proceeds from issuance of medium-term notes                                 14,960           54,960
Payments to redeem discount notes                                      (13,238,585)      (9,579,455)
Payments to redeem medium-term notes                                      (111,520)         (18,740)
Proceeds from common stock issuance                                            824              742
Purchase and retirement of stock                                                 -           (1,396)
                                                                     --------------   --------------


  Net cash provided by financing activities                                205,288          781,947
                                                                     --------------   --------------


Net increase in cash and cash equivalents                                  168,123          255,106

Cash and cash equivalents at beginning of period                           177,617           68,912
                                                                     --------------   --------------

Cash and cash equivalents at end of period                               $ 345,740        $ 324,018
                                                                     --------------   --------------
                                                                     --------------   --------------

Supplemental information:
Cash paid for:
  Interest                                                                $ 17,406         $ 11,539
  Income Taxes                                                               $ 206             $ 34
Non-cash activity:
  AMBS issued in exchange for Qualified Loans                             $ 32,755              $ -




                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies.

      (a)   Principles of Consolidation

      Financial information at and for the three and six months ended June 30, 1998 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

      (b)   Earnings Per Share

      Basic earnings per share is based on the weighted average shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The computation of earnings per share reflects the 3-to-1 dividend and liquidation preference applicable to each share of Class C Non-Voting Common Stock relative to each share of Class A and Class B Voting Common Stock. The following schedule reconciles basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997.


                                                            Three Months Ended June 30,
                        ----------------------------------------------------------------------------------------
                                               1998                                         1997
                        -------------------------------------------  -------------------------------------------
                                         Effect of                                         Effect of
                           Basic         stock            Diluted           Basic            Stock       Diluted
                            EPS          options            EPS              EPS            Options        EPS
                        -------------  ---------------- ------------     -------------  ------------ -----------
                                                       (in thousands, except per share amounts)

Net income                   $ 1,775            $ -        $ 1,775        $ 1,306            $ -        $ 1,306

Weighted average
  shares:
  Classes A and B              1,512              -          1,512          1,491              -          1,491
  Class C                      3,083            140          3,223          2,678            110          2,787

Earnings per share:
  Classes A and B             $ 0.16                        $ 0.16         $ 0.14                        $ 0.13
  Class C                     $ 0.49                        $ 0.48         $ 0.41                        $ 0.40





                                                            Six Months Ended June 30,
                        ----------------------------------------------------------------------------------------
                                               1998                                         1997
                        -------------------------------------------  -------------------------------------------
                                         Effect of                                         Effect of
                           Basic         stock            Diluted           Basic            stock       Diluted
                            EPS          options            EPS              EPS            options        EPS
                        -------------  ---------------- ------------     -------------  ------------ -----------
                                                       (in thousands, except per share amounts)

Net income                 $ 3,520            $ -        $ 3,520        $ 2,164            $ -        $ 2,164
Weighted average
shares:
Classes A and B              1,509              -          1,509          1,506              -          1,506
Class C                      3,081            140          3,221          2,675            113          2,788


Classes A and B             $ 0.33                        $ 0.32         $ 0.23                        $ 0.22
Class C                     $ 0.98                        $ 0.95         $ 0.68                        $ 0.66


(c)   Reclassifications

      Certain reclassifications of the 1997 information were made to conform to the 1998 presentation.

Note 2.  Off-Balance Sheet Financial Instruments.

      In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell Qualified Loans. At June 30, 1998, outstanding commitments to purchase Qualified Loans totaled $31.7 million. At that same date, outstanding commitments to sell Qualified Loans as agricultural mortgage-backed securities (AMBS) totaled $25.6 million. For information regarding the off-balance sheet risks associated with Farmer Mac Guaranteed Securities not held in portfolio, and with interest-rate contracts and hedge instruments, which are used to manage exposures inherent in Farmer Mac's loan pipeline and investment activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

Note 3.  Comprehensive Income

      In first quarter 1998, Farmer Mac adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."
Comprehensive   income  is  comprised  of  net  income  plus  other  changes  in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and six months ended June 30, 1998 and 1997.



                                   Three Months Ended June 30,    Six Months Ended June 30,
                                  -----------------------------------------------------------
                                  ----------------------------   ----------------------------
                                      1998           1997            1998           1997
                                  -------------  -------------   -------------  -------------
                                                        (in thousands)
Net income                             $ 1,775        $ 1,306         $ 3,520        $ 2,164
Unrealized (loss) gain on
  securities available-for-sale           (458)           214            (430)            66
                                  -------------  -------------   -------------  -------------


Comprehensive income                   $ 1,317        $ 1,520         $ 3,090        $ 2,230
                                  -------------  -------------   -------------  -------------
                                  -------------  -------------   -------------  -------------






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

      The following management's discussion and analysis includes forward-looking statements addressing the Corporation's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income and provision for losses; changes in capital position; year 2000 readiness efforts and other business and financial matters. Some of the factors that could cause Farmer Mac's actual results to differ materially from management's expectations expressed herein include: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements in excess of statutory minimum and critical capital levels or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, agricultural land values, commodity prices and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; the non-compliance of Farmer Mac's internal systems or the systems of critical vendors with respect to the year 2000 date change; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in the Corporation's status as a government-sponsored enterprise.

      Given the foregoing potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed herein. Furthermore, Farmer Mac undertakes no obligation to publicly release the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

         Overview. Net income totaled $1.8 million for second quarter 1998. Net income for second quarter 1998 included a $325 thousand tax benefit associated with the future use of previously deferred tax benefits. Excluding the effect of the tax benefit, net income would have been $1.5 million for second quarter 1998, an increase of $144 thousand compared to net income of $1.3 million for second quarter 1997. Year-to-date 1998 net income totaled $3.5 million, which included a tax benefit of $525 thousand. Excluding the effect of the tax benefit, year-to-date net income would have been $3.0 million, compared to net income of $2.2 million for the same period a year ago.

      Diluted earnings per share for second quarter 1998 were $0.16 for Classes A and B Common Stock and $0.48 for Class C Common Stock. Excluding the effect of the foregoing tax benefit, earnings per share for second quarter 1998 would have been $0.13 for Classes A and B Common Stock and $0.39 for Class C Common Stock, as compared to $0.13 and $0.40, respectively, for second quarter 1997. Year-to-date 1998 diluted earnings per share were $0.32 for Classes A and B Common Stock and $0.95 for Class C Common Stock. Excluding the effect of the tax benefit, year-to-date earnings would have been $0.27 for Classes A and B Common Stock and $0.80 for Class C Common Stock, compared to $0.22 and $0.66 for the same period a year ago. Earnings per share reflect the 3-to-1 dividend and liquidation preference accorded to Class C Common Stock compared to Classes A and B Common Stock.

     The increases in net income from second quarter 1997 to second quarter 1998 and year-to-date 1997 to year-to-date 1998 are attributable to increases in total revenue (net interest income, guarantee fees, gain on issuance of AMBS and miscellaneous income) as a result of increases in net interest income. Net interest income is comprised of income from program assets (Farmer Mac I and II Securities and loans held for securitization) and non-program assets (cash and cash equivalents and investment securities). Although income from program assets continues to be the primary source of net interest income, the most significant contribution to the increases in net interest income from second quarter 1997 to second quarter 1998 and year-to-date 1997 to year-to-date 1998 has been income from non-program assets. In connection with the implementation of Farmer Mac's expanded debt issuance strategy, which is intended to attract more investors to its debt and mortgage-backed securities and thereby improve the liquidity of those securities and reduce its borrowing and securitization costs, Farmer Mac has increased the size of its non-program investment portfolio (cash and cash equivalents and investment securities). The proceeds of these increased debt issuances have been invested primarily in high quality, short- and long-term floating rate investments, which have generated significant amounts of net interest income. It is Farmer Mac's objective that, as guarantee volume increases, revenue from non-program assets will decline as a percentage of total revenue. During the phase-in of that objective, the term of which is dependent upon growth in Farmer Mac's core business, Farmer Mac expects income from non-program assets to continue to be a significant contributor to net interest income and total revenue.

      In addition to increased net interest income, Farmer Mac has also realized increased guarantee fee income as a result of increased guarantee volume and the higher guarantee fee rate applicable to Farmer Mac I Securities since enactment of its revised legislative authorities. As of June 30, 1998, outstanding Farmer Mac I and II Guaranteed Securities totaled $979.9 million, compared to $755.1 million as of June 30, 1997.

      While Farmer Mac's financial condition has improved, future improvements in operating results will depend largely upon growth in Farmer Mac's core business (guarantee fee income and interest income on program assets). Growth in the core business is dependent upon an increase in the volume of loans acquired or funded through Farmer Mac's programs. Farmer Mac purchased $183.4 million of Qualified Loans during year-to-date 1998 and had outstanding commitments to purchase an additional $31.7 million at June 30, 1998. During the same period a year ago, purchases totaled $135.4 million and outstanding commitments to purchase Qualified Loans totaled $10.2 million. In addition, the outstanding balance of loans in Farmer Mac's "pipeline" that have been submitted for approval or approved but not yet committed for purchase totaled $148.2 million at June 30, 1998, compared to $57.6 million at June 30, 1997. Not all loans in the pipeline are purchased, as some are denied for credit reasons or withdrawn by the seller.

     As part of its efforts to further increase business volume, Farmer Mac has begun to attract the interest of non-traditional agricultural real estate lenders, particularly mortgage bankers and agricultural equipment companies, for whom Farmer Mac believes the advantages of its programs would result in diversification of income sources and more efficient utilization of their existing facilities and personnel at low marginal costs through access to their established customer base. Several of the mortgage banks and large regional banks approved as Farmer Mac sellers during the previous three quarters have indicated that their programs are ready or near ready to begin selling loans to Farmer Mac during the second half of 1998. Based on management's evaluation of the business potential of its programs and their existing and prospective participants, Farmer Mac expects to continue to add resources, including additional field personnel and other employees dedicated to customer service, to support these institutions' efforts in establishing and expanding a secondary market presence in the areas they serve, and to attract more sellers who offer the prospect of active participation in Farmer Mac's programs. Because many of these institutions are, or will be, new to the Farmer Mac programs, however, management cannot predict the timing or the level of their participation.

      Farmer Mac continues to face the challenge of expanding its business in what has been a highly static market for agricultural and rural home mortgage loans. While the revisions to Farmer Mac's charter that permit it to operate in a manner more similar to Fannie Mae and Freddie Mac do not ensure the long-term success of Farmer Mac's programs, those programs are now receiving steadily greater acceptance among an increasingly diverse group of lenders. This reflects the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the long term, agricultural mortgage lenders, whether traditional or non-traditional, must recognize the benefits of selling loans to Farmer Mac and must modify their business practices accordingly.

      Set forth below is a discussion of certain items of the income statement and balance sheet.

      Average Balances, Income and Expense, Yield and Rates. The following table provides information regarding interest-earning assets and interest-bearing liabilities for the periods indicated.




                                                                      Six Months Ended June 30,
                                              ----------------------------------------------------------------------------
                                                             1998                                  1997
                                              ------------------------------------- --------------------------------------

                                                  Average        Income/     Average    Average      Income/         Average
                                                  Balance        Expense     Rate       Balance      Expense         Rate

                                                                       (dollars in thousands)
Assets:
Farmer Mac guaranteed securities                  $ 452,512    $ 15,977          7.04%  $ 423,057     $ 14,847          7.00%
Cash and cash equivalents                           355,824       9,808          5.48%    278,266        7,624          5.45%
Investments                                         683,018      20,550          6.01%    375,574       11,468          6.10%
Loans held for securitization                        73,905       2,577          6.97%     24,989          844          6.75%
                                              -------------- ----------- ---------- -------------- ------------ ----------
  Total interest earning assets                   1,565,259      48,912          6.23%  1,101,886       34,783          6.30%
Other assets                                         22,046                                24,780
                                              --------------                        -------------
       Total assets                               1,587,305                             1,126,666
                                              --------------                        --------------
                                              --------------                        --------------

Liabilities and Stockholder's Equity:
Notes payable, net                                1,498,373      44,004          5.85%  1,071,004       31,599          5.88%
Other liabilities                                    12,219                                 8,079
                                              --------------                        --------------
                                              --------------                        --------------
  Total liabilities                               1,510,592                             1,079,083
Stockholders' equity                                 76,713                                47,583
                                              -------------- ----------- ---------- --------------   ------------ ----------
                                              -------------- ----------- ---------- --------------   ------------ ----------
  Total liabilities and stockholders' equity      1,587,305                             1,126,666
                                              --------------                        --------------

Net interest income/spread                                        4,908          0.38%                   3,184          0.42%
                                                             -----------   ----------                ------------ ----------
                                                             -----------   ----------                ------------ ----------
Net yield on interest-earning assets                                             0.63%                                  0.58%
                                                                           ----------                             ----------
                                                                            ----------                            ----------








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

                                                         Six Months Ended June 30, 1998
                                                          Compared to Six Months Ended
                                                                June 30, 1997
                                             -------------------------------------------
                                                           Increase/(Decrease) Due to
                                             -------------------------------------------
                                                  Rate          Volume         Total
                                             -------------  -------------  -------------
                                                            (in thousands)
Income from interest-earning assets
  Farmer Mac guaranteed securities                   $ 83        $ 1,047        $ 1,130
  Cash and cash equivalents                            46          2,138          2,184
  Investments                                        (178)         9,260          9,082
  Loans held for securitization                        29          1,704          1,733
                                             -------------  -------------  -------------

   Total                                              (20)        14,149         14,129
  Expense from interest-bearing liabilities          (166)        12,571         12,405
                                             -------------  -------------  -------------

  Change in net interest income                     $ 146        $ 1,578        $ 1,724
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------


      Net Interest Income. Net interest income for second quarter and year-to-date 1998 was $2.5 million and $4.9 million, respectively, compared to $1.8 million and $3.2 million for the same periods in 1997. The increases were attributable to increases in the balance of program and non-program assets. Program assets increased due to increases in Farmer Mac II Securities held in portfolio and loans held for securitization. Farmer Mac II Securities held in portfolio totaled $281.3 million as of June 30, 1998 compared to $226.5 million as of June 30, 1997. Loans held for securitization increased due to increased Farmer Mac I cash window activity, particularly increases in variable rate loan purchases, which Farmer Mac does not currently include in its AMBS issuances. Non-program assets increased as a result of Farmer Mac's debt issuance strategy, as previously discussed (see "- Overview").

      Other Income. Other income totaled $1.4 million for second quarter 1998 and $2.6 million for year-to-date 1998, compared to $1.7 million and $2.9 million in 1997. Guarantee fee income increased $234 thousand from second quarter 1997 to second quarter 1998 and $465 thousand from year-to-date 1997 to year-to-date 1998, as a result of an increase in the balance of outstanding guaranteed securities and the increased guarantee fee rate applicable to Farmer Mac I Securities issued under Farmer Mac's revised legislative authorities (50 basis points compared to 25 basis points on Farmer Mac I Securities issued prior to the revised authorities). Although AMBS issuances increased during the three and six months ended June 30, 1998 as compared to the same periods in 1997, gain on AMBS issuances decreased due to the composition of the AMBS issuances. During second quarter 1998, Farmer Mac issued $88.8 million of AMBS compared to $71.6 million during second quarter 1997. Of the $88.8 million of AMBS issued in second quarter 1998, $32.8 million were issued in exchange for Qualified Loans in a "swap" transaction, for which no gain is realized. A $552 thousand gain was realized on the remaining $56.0 million of AMBS issued to capital markets investors. The $1.1 million gain on issuance of AMBS realized in second quarter 1997 included $320 thousand of additional sales proceeds related to first quarter 1997 issuances. For year-to-date 1998, Farmer Mac AMBS issuances were $130.2 million, of which $97.4 million were cash issuances, compared to total AMBS issuances of $121.0 million for year-to-date 1997. Gains resulting from those issuances totaled $1.0 million and $1.5 million, respectively.

      Other Expenses. Other expenses totaled $2.4 million for second quarter 1998 and $4.5 million for year-to-date 1998, compared to $2.2 million for second quarter 1997 and $3.8 million for year-to-date 1997. The increase was attributable to increased regulatory fees, as well as increased professional fees, compensation and other costs related to expanded operations under Farmer Mac's revised authorities. Farmer Mac's provision for losses, a component of other expenses, totaled $362 thousand for second quarter 1998 and $622 thousand for year-to-date 1998, compared to $340 thousand for second quarter 1997 and $520 thousand for year-to-date 1997. The increases in the provision for losses were due to increases in the balance of guaranteed securities.

     Income Tax Expense. For second quarter and year-to-date 1998, Farmer Mac recorded tax benefits of $306 thousand and $458 thousand, including tax benefits of $325 thousand and $525 thousand, respectively, related to the expected future use of previously deferred tax benefits. Deferred tax benefits that arose in prior years had not been recognized due to uncertainty regarding the level of future profitability. As certainty regarding future profitability has increased, however, Farmer Mac has recognized the previously deferred tax benefits. As of June 30, 1998, previously deferred tax benefits have been fully recognized. Accordingly, Farmer Mac's effective tax rate in future periods will approximate its statutory tax rate of 34 percent.

Balance Sheet Review

     At June 30, 1998, total assets were $1.6 billion compared to $1.3 billion at December 31, 1997. The increase in assets, and corresponding increase in notes payable, was due to increases in both program and non-program assets. Non-program assets will fluctuate from period to period based on investment opportunities and the Corporation's liquidity needs and investment policy guidelines. For a discussion of the increase in program assets, see "- Net Interest Income."

Liquidity and Capital Resources

      Liquidity. Farmer Mac's business programs create funding needs that are driven by the purchase of Qualified Loans, payment of principal and interest on Farmer Mac Guaranteed Securities and the maturities of debt. Farmer Mac's primary sources of funds to meet these needs are issuances of debt obligations, principal and interest payments on mortgages underlying Farmer Mac Guaranteed Securities and net operating cash flows. Because of Farmer Mac's regular participation in the capital markets and its status as a government-sponsored enterprise, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac also maintains a portfolio of cash equivalents, comprised of commercial paper and other short-term investments, to draw upon as necessary. At June 30, 1998 and December 31, 1997, Farmer Mac's cash and cash equivalents totaled $345.7 million and $177.6 million, respectively.

      Capital. At June 30, 1998, Farmer Mac's stockholders' equity totaled $79.0 million, an increase of $3.9 million from December 31, 1997. This increase was primarily due to net income earned during the first and second quarters of 1998 and, to a lesser extent, the issuance of Class A and C Common Stock during the period. Farmer Mac commenced a direct stock purchase program in early 1997 to offer Class A Common Stock to interested eligible investors pursuant to which approximately 16,080 shares were issued during year-to-date 1998. By statute, Farmer Mac's Class A Voting Common Stock can only be held by banks, insurance companies and other financial entities that are not members of the Farm Credit System.

      At June 30, 1998 and December 31, 1997, Farmer Mac's regulatory required minimum capital was $41.5 million and $30.0 million, compared with actual capital of $79.0 million and $75.1 million, respectively.

     Farmer Mac has not paid and does not expect to pay dividends on its common stock in the near future. Dividends on the common stock are subject to determination and declaration by the Board. There is no preference between holders of Classes A and B Voting Common Stock and Class C Non-Voting Common Stock relating to declaration of dividends. The ratio of dividends paid on each share of Class C Non-Voting Common Stock to each share of Classes A and B Voting Common Stock, however, will be three-to-one. If dividends are to be paid to holders of the Voting Common Stock, such per share dividends to holders of Class A and Class B Voting Common Stock will be equal.

Risk Management

      Credit Risk. Farmer Mac guarantees the timely payment of principal and interest on securities issued under the Farmer Mac I and Farmer Mac II Programs. Farmer Mac also assumes credit risk on Qualified Loans purchased through the Farmer Mac I cash window and held in portfolio pending securitization. The following table sets forth the outstanding principal balance of the securities issued and loans held for sale through the Farmer Mac programs.




                                                 June 30, 1998                           December 31, 1997
                                   ----------------------------------------- -----------------------------------------

                                     On-Balance     Off-Balance                   On-Balance   Off-Balance
                                        Sheet          Sheet         Total          Sheet        Sheet        Total
                                   ----------------------------------------- -----------------------------------------
                                                                           (in thousands)
Farmer Mac I
  AMBS                                      $ -     $ 462,987     $ 462,987           $ -     $ 341,213     $ 341,213
  Other Farmer Mac I Securities         179,777        29,653       209,430       184,356        44,548       228,904
  Loans held for securitization          98,448             -        98,448        47,177             -        47,177
Farmer Mac II Securities                281,327        32,341       313,668       249,451        23,326       272,777
                                   ------------- ------------- ------------- ------------- ------------- -------------

  Total                               $ 559,552     $ 524,981   $ 1,084,533     $ 480,984     $ 409,087     $ 890,071
                                   ------------- ------------- ------------- ------------- ------------- -------------
                                   ------------- ------------- ------------- ------------- ------------- -------------





      Farmer Mac I AMBS represent securities issued under Farmer Mac's revised legislative authorities and for which Farmer Mac bears the risk of first loss. "Other Farmer Mac I Securities" includes securities issued prior to the 1996 enactment of those authorities; these securities are supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the security at the time of issuance. Also included in Other Farmer Mac I Securities are $6.2 million of AgVantage bonds purchased during first and second quarter 1998. AgVantage bonds, which are general obligations of the issuers, are secured by eligible collateral in an amount ranging from 120% to 150% of the bonds' outstanding principal amount. Eligible collateral consists of Qualified Loans having an aggregate principal balance at least equal to 100% of the bonds' outstanding principal amount and cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States. Loans held for securitization expose Farmer Mac to the same credit risk as Farmer Mac I AMBS. The loans underlying Farmer Mac II Securities are backed by the "full faith and credit" of the United States by virtue of the Secretary of Agriculture's guarantee of principal and interest on such loans. For further information regarding the outstanding balance of Farmer Mac Guaranteed Securities, see "- Supplemental Information."

      At June 30, 1998, loans 90 days or more past due or in bankruptcy represented 0.71% of the principal balance of all loans backing Farmer Mac I Guaranteed Securities and the loans held for securitization, compared to 0.26% and 0.10% at December 31, 1997 and June 30, 1997. The increase in delinquencies is due to the growing number of loans held or securitized by Farmer Mac that are approaching their anticipated peak default years. Farmer Mac anticipates that the level of delinquencies will fluctuate from quarter to quarter with higher delinquency rates reported in the first and third quarters of each year due to the semiannual payment characteristics of most Farmer Mac loans. On average, Farmer Mac anticipates that delinquency levels during 1998 will be higher than those experienced during 1997 due to the aging of loans held or securitized by Farmer Mac and adverse conditions affecting certain sectors of the agricultural economy. For further information on delinquencies, see"-Supplemental Information."

      Farmer Mac maintains a reserve for loan losses to cover anticipated losses on Farmer Mac I AMBS (no loss reserve has been made for Farmer Mac I Securities issued prior to the revised authorities because of the unguaranteed subordinated interests or for Farmer Mac II Securities because of the Secretary of
Agriculture's guarantee). Management evaluates the adequacy of the reserve for loan losses on a quarterly basis and considers a number of factors, including: historical charge-off and recovery activity (noting any particular trends in preceding periods); trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; current and anticipated economic conditions; the condition of agricultural segments and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have a geographic or commodity concentration; the degree of risk inherent in the composition of the guaranteed portfolio; quality control reviews; and underwriting standards. Farmer Mac believes the reserve for losses on guaranteed securities is adequate to cover losses incurred in the Farmer Mac I Program given the overall credit quality and diversification of loans held or securitized by Farmer Mac.

      At June 30, 1998, the reserve for losses on AMBS totaled $2.3 million, compared to $1.6 million at December 31, 1997. This increase was attributable to an increase in the outstanding balance of AMBS sold to investors. At June 30, 1998 and December 31, 1997, the reserve for loan losses represented approximately 0.40 percent of the total outstanding balance of Farmer Mac I AMBS and loans held for securitization.

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

      The primary off-balance sheet derivative financial instruments used by Farmer Mac are interest-rate contracts, including interest-rate swaps and caps. These contracts are used to synthetically create debt instruments and interest-earning assets. When combined with the underlying liability or asset, the interest-rate contracts synthetically create debt and investments that should produce lower effective debt costs or higher effective asset yields than those available through direct debt issuances or investment purchases. At June 30, 1998, the notional amount of interest-rate contracts outstanding was $491.2 million. To a lesser extent, the Corporation uses futures contracts to reduce its exposure to interest-rate risk related to outstanding commitments to purchase fixed-rate Qualified Loans and fixed-rate loans held for securitization not offset by forward sale commitments. At June 30, 1998, outstanding futures contracts totaled $8.7 million.

      While derivative financial instruments reduce Farmer Mac's exposure to interest-rate risk, they increase its exposure to credit risk. Credit risk arises from the possibility that a counterparty will be unable to perform according to the terms of the contract, and is equal to the cost that would be incurred by Farmer Mac to replace the instrument (as measured by the fair value gain on the instrument) should the counterparty default. Credit risk exposure related to off-balance sheet derivative financial instruments is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. Farmer Mac mitigates this risk by subjecting the transactions to the same approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by using International Swaps and Derivatives Association documentation and by requiring the posting of securities as collateral under certain circumstances to reduce exposure. Either party delivers collateral when the fair value of a particular transaction on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty. Other Matters

      New Accounting Standard. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot by applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

      Farmer Mac has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of adopting Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

     Year 2000. The year 2000 problem relates to the inability of some computer programs to process date-sensitive information due to the use of two digits (rather than four) to define the applicable year. As a result, these computer programs may recoginze a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failure. The year 2000 date change potentially could affect Farmer Mac's internal information technology
(IT) and non-IT systems, as well as systems utilized by its external vendors. Farmer Mac's internal IT systems, which are "PC software-based," are used to perform critical business processes including purchases of Qualified Loans; sale of AMBS; issuance of debt securities; payments to debt security and AMBS investors; and financial reporting to investors and shareholders. Certain vendors also perform critical business processes by servicing the loans held or securitized by Farmer Mac and administering the guaranteed securities issued by Farmer Mac. Non-IT systems include telephones, facsimile machines and systems used to maintain building operations. Failure of these systems to handle the year 2000 date change properly could result in Farmer Mac being unable to perform critical business processes and expose Farmer Mac to significant business risk.

      To manage the risks related to the year 2000 date change, Farmer Mac has adopted a Year 2000 Compliance Plan. As specified in the Plan, Farmer Mac has assessed the compliance status of its internal IT and non-IT systems. While testing of internal systems will not be completed until the end of 1998, Farmer Mac has found all but one of these systems to be year 2000 compliant. The process of replacing the one non-compliant system has begun and will be completed by the end of 1998. In addition, the Plan places significant emphasis on vendors that perform critical business processes because of the higher risk associated with ensuring compliance by external vendors. Farmer Mac has been engaged in discussions with these critical vendors regarding their year 2000 readiness efforts and has not identified any significant year 2000 compliance issues. Farmer Mac will continue to monitor their year 2000 readiness efforts and will complete testing with critical vendors in early 1999. To prepare for the possibility that a critical vendor will not be year 2000 compliant, Farmer Mac has developed contingency plans, including Farmer Mac assuming the duties internally or transferring them to a compliant vendor.


      Currently, management believes that the year 2000 date change will not expose Farmer Mac to significant business risk based on its assessment of Farmer Mac's internal systems and critical vendors, and that total direct costs to complete its year 2000 readiness efforts will not exceed $150 thousand.

Supplemental Information

      The following tables set forth quarterly activity regarding: mandatory commitments to purchase loans; purchases of loans; AMBS issuances; delinquencies; and outstanding guaranteed securities issued under the Farmer Mac I and II Programs.

                   Mandatory Commitments to Purchase Loans
    -----------------------------------------------------------------------
                       Long-Term     5 and 7      1, 3 and 5
    For the quarter    Fixed Rate      Year       Year ARMs      Total
    ended:                           Balloons
                      -------------------------- --------------------------
                                         (in thousands)
    June 30, 1998     $  49,154    $  22,095     $  36,731    $ 107,980
    March 31, 1998 (1)   32,394        5,964        58,328       96,686
    December 31, 1997    23,040       11,157        14,513       48,710
    September 30, 1997   23,066       18,116         5,982       47,164
    June 30, 1997        19,196       57,465         9,283       85,944


                               Purchases of Loans
    -----------------------------------------------------------------------
                       Long-Term     5 and 7      1, 3 and 5
    For the quarter    Fixed Rate      Year       Year ARMs      Total
    ended:                           Balloons
                      -------------------------- --------------------------
                                         (in thousands)
    June 30, 1998 (1)  $ 41,772     $ 18,571      $ 67,116    $ 127,459
    March 31, 1998       25,671        6,099        24,147       55,917
    December 31, 1997    28,063       11,250         9,674       48,987
    September 30, 1997   19,300       19,978         6,800       46,078
    June 30, 1997        26,325       55,968         8,990       91,283



                                 AMBS Issuances
    -----------------------------------------------------------------------
                       Long-Term     5 and 7      1, 3 and 5
    For the quarter    Fixed Rate      Year       Year ARMs      Total
    ended:                           Balloons
                      -------------------------- --------------------------
                                         (in thousands)
    June 30, 1998 (1)  $ 35,503     $ 20,555      $ 32,756     $ 88,814
    March 31, 1998       31,797        9,601             -       41,398
    December 31, 1997    16,373        9,256             -       25,629
    September 30, 1997   26,186       24,697             -       50,883
    June 30, 1997        57,569       14,063             -       71,632




                     Delinquencies (2)
    -----------------------------------------------------------
                             Farmer Mac I
                      ---------------------------
    As of:                AMBS       Other (3)       Total
                      ------------- ------------- -------------
    June 30, 1998          0.70%         0.74%         0.71%
    March 31, 1998         1.15%         0.49%         0.92%
    December 31, 1997      -             0.66%         0.26%

    September 30, 1997     0.29%         0.93%         0.57%
    June 30, 1997          -             0.21%         0.10%




                 Outstanding Guaranteed Securities
--------------------------------------------------------------------
                            Farmer Mac I
                     -----------------------  Farmer                Held in
As of:                  AMBS     Other (3)    Mac II      Total    Portfolio(4)
                   ----------- ---------------------------------------------
                                 (in thousands)

June 30, 1998        $ 462,987   $ 203,230  $ 313,668  $ 979,885   $ 454,904
March 31, 1998         376,797     214,427    290,947    882,171     439,477
December 31, 1997      341,213     228,904    272,777    842,894     433,807
September 30, 1997     316,214     234,085    263,228    813,527     427,395
June 30, 1997          266,838     243,775    244,502    755,115     418,002


   (1)Includes a $32.8  million swap  transaction  involving 1, 3 and 5 year ARMs.
    (2)Based on the outstanding balance of the loans. Includes loans 90 days or more past due, in foreclosure or in bankruptcy.
    (3)Includes   securities  issued  prior  to  the  1996  enactment  of  the
       Corporation's  revised  legislative  authorities.   These  securities are
       supported by unguaranteed subordinated interests, which represented 10% of the initial balance of the loans underlying the securities at issuance.
    (4) Included in total outstanding guaranteed securities.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

   The registrant is not a party to any material pending legal proceedings.

Item 2.           Changes in Securities.

        (a) Not applicable.

        (b) Not Applicable.

        (c)Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to
           Section 3(a)(2) of the Securities Act of 1933.

          Under the direct stock purchase program pursuant to which Farmer Mac is offering approximately 100,000 shares of Class A Voting Common Stock to interested eligible investors, Farmer Mac sold an aggregate of 5,800 shares of Class A Common Stock to 22 financial institutions in the quarter ended June 30, 1998. The aggregate offering price for the sales was approximately $114,163.

          Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on April 23, 1998, Farmer Mac issued an aggregate of 193 shares of its Class C Non-Voting Common Stock at an issue price of $56.00 per share to the nine Directors who elected to receive such stock in lieu of their cash retainers.

          On June 4, 1998, Farmer Mac issued an aggregate 6,715 shares of its Class C Non-Voting Common Stock at an issue price of $60.00 per share to the officers of Farmer Mac as incentive compensation.

        (d) Not applicable.

Item 3.           Defaults upon Senior Securities.

   Not applicable.

Item 4.           Submission of Matters to a Vote of Stockholders.

   (a) Farmer Mac's Annual Meeting of Stockholders was held on June 4, 1998.

   (b)      Not Applicable.



   (c)  (1) Election of Directors -       Class A Nominees

                                          Number of Shares
                                            For       Withheld

                        Hemingway     714,873          5,000
                        Johnson       714,973          4,900
                        Mulder        715,973          3,900
                        Nolan         715,373          4,500
                        Paul          715,173          4,700



                                          Class B Nominees

                                          Number of Shares
                                            For       Withheld

                        Graff         462,165            400
                        McCarthy      462,365            200
                        Nelson        462,365            200
                        Raines        462,365            200
                        Rhodes        462,365            200


         (2)  Selection of Independent Auditors (Arthur Andersen LLP)

            Class A Stockholders:



                                   Number of Shares
                        For                     716,773
                        Against                   1,300
                        Abstain                   1,800

            Class B Stockholders:

                                    Number of Shares

                        For                     462,565
                        Against                       0
                        Abstain                       0


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

+** 10.1.6 -   Amended and Restated 1997 Incentive Plan.

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

+** 10.2.7 -  Amendment  No. 7 dated as of June 4,  1998 to  Employment
              Contract between Henry D. Edelman and the Registrant.

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

+** 10.3.10   -  Amendment  No.  10  dated  as of June 4,  1998 to  Employment
                 Contract between Nancy E. Corsiglia and the Registrant.

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

+**   10.4.9  -  Amendment  No.  9 dated  as of June  4,  1998 to  Employment
                 Contract between Thomas R. Clark and the Registrant.

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

+**   10.6.8  - Amendment  No. 8 dated as of June 4,  1998 to  Employment
                Contract between Michael T. Bennett and the Registrant.

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
                 Contract  between  Christopher  A.  Dunn  and the  Registrant
                 (Form 10-Q filed November 14, 1997).

+*    10.8    -  Employment  Contract  dated as of  September  1, 1997 between
                 Tom D. Stenson and the  Registrant  (Form 10-Q filed November
                 14, 1997).

+**   10.8.1  -  Amendment  No. 1 dated as of June 4,  1998 to  Employment
                 Contract between Tom D. Stenson and the Registrant.

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

   (b)      Reports on Form 8-K.

      The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.


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


August 14, 1998

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

                                     FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 14, 1998

                      By:
                              --------------------------------------------------
                              Henry D. Edelman
                              President and Chief Executive Officer
                              (Principal Executive Officer)




                              --------------------------------------------------
                              Nancy E. Corsiglia
                              Vice President - Treasurer and Chief Financial Officer
                              (Principal Financial Officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                                     UNDER






                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION

Exhibit                             Description

+**   10.1.6   - Amended and Restated 1997 Incentive Plan.

+**   10.2.7   - Amendment  No. 7 dated as of June 4,  1998 to  Employment
                 Contract between Henry D. Edelman and the Registrant.

+**   10.3.10  - Amendment  No.  10  dated  as of June 4,  1998 to  Employment
                 Contract between Nancy E. Corsiglia and the Registrant.

+**   10.4.9   - Amendment  No.  9 dated  as of June  4,  1998 to  Employment
                 Contract between Thomas R. Clark and the Registrant.

+**   10.6.8   - Amendment  No. 8 dated as of June 4,  1998 to  Employment
                 Contract between Michael T. Bennett and the Registrant.

+**   10.8.1   - Amendment  No. 1 dated as of June 4,  1998 to  Employment
                 Contract between Tom D. Stenson and the Registrant.





















      ------------------
**    Filed herewith.
+     Management contract or compensatory plan.