Form 10-Q
period 1998-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1998-11-09
CIK 845877

As filed with the Securities and Exchange Commission on
------------------------------------------------------------------------------
                                November 9, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.          Commission File
Number 0-17440

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

      As of November 5, 1998, there were 1,023,880 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 3,092,117 shares of Class C Non-Voting Common Stock outstanding.

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

      The following information concerning Farmer Mac's financial statements is included herein.

Consolidated Balance Sheets at September 30, 1998 and
   December 31, 1997 .................................................   3
Consolidated  Statements  of  Operations  for the  three  and nine
   months ended September 30, 1998 and 1997...........................   4
Consolidated   Statements   of  Cash  Flows  for  the  nine  months
  ended September 30, 1998 and 1997...................................   5






                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                              September 30December 31,
                                                1998        1997
                                              ----------  ----------
                                              ----------------------
                                                   (in thousands)
Assets:
  Cash and cash equivalents                   $ 435,288   $ 177,617
  Investment securities                         622,032     656,737
  Farmer Mac guaranteed securities              496,322     442,311
  Loans held for securitization                 117,948      47,177
  Interest receivable                            17,104      21,066
  Guarantee fees receivable                       1,433       1,474
  Prepaid expenses and other assets               5,256       1,753
                                              ----------  ----------
                                              ----------  ----------

    Total Assets                              $ 1,695,383 $ 1,348,135
                                              ----------  ----------
                                              ----------  ----------

Liabilities and Stockholders' Equity:
Liabilities:
  Notes payable, net:
   Due within one year                      $ 1,361,013   $ 856,028
   Due after one year                           236,957     402,803
  Accrued interest payable                        6,683      10,490
  Accounts payable and accrued expenses           8,425       2,108
  Reserve for losses on guaranteed securities     2,765       1,645
                                              ----------  ----------
                                              ----------  ----------

    Total liabilities                         1,615,843   1,273,074

Stockholders' Equity:
  Common stock:
   Class A Voting, $1 par value, no
    maximum authorization, 1,023,080
    and 1,000,100 shares issued and
    outstanding at September 30, 1998
    and December 31, 1997                         1,023       1,000
   Class B Voting, $1 par value, no
    maximum authorization, 500,301 shares
    issued and outstanding at
    September 30, 1998 and December 31, 1997        500         500
   Class C Non-Voting, $1 par value,
    no maximum authorization, 3,091,820 and
    3,078,214 shares issued and outstanding
    at September 30, 1998 and
    December 31, 1997                             3,092       3,078
  Additional paid-in capital                     76,130      75,148
  Unrealized gain on securities available
    for sale                                         12       1,198
  Accumulated deficit                            (1,217)     (5,863)
                                              ----------  ----------
                                              ----------  ----------

    Total stockholders' equity                   79,540      75,061
                                              ----------  ----------
                                              ----------  ----------

   Total Liabilities and Stockholders'
      Equity                                $ 1,695,383 $ 1,348,135
                                              ----------  ----------
                                              ----------  ----------

See accompanying notes to consolidated financial statements.


                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                         Quarter Ended September 30, Nine Months Ended September 30,
                                         --------------------------  -------------------------------
                                             1998          1997          1998          1997
                                         ------------  ------------  -----------   -----------
                                                  (in thousands, except per share amounts)
Interest income:
  Farmer Mac guaranteed securities           $ 8,401       $ 7,764     $ 24,378      $ 22,612
  Investments and cash equivalents            16,215        14,266       46,573        33,357
  Loans held for securitization                2,180           708        4,757         1,552
                                         ------------  ------------  -----------   -----------
                                         ------------  ------------  -----------   -----------
Total interest income                         26,796        22,738       75,708        57,521
Interest expense                              24,130        20,768       68,134        52,367
                                         ------------  ------------  -----------   -----------
                                         ------------  ------------  -----------   -----------
Net interest income                            2,666         1,970        7,574         5,154
Other income:
  Guarantee fees                               1,037           725        2,634         1,857
  Gain on issuance of AMBS, net                  420           592        1,400         2,111
  Miscellaneous                                   54            16          116           233
                                         ------------  ------------  -----------   -----------
                                         ------------  ------------  -----------   -----------
Total other income                             1,511         1,333        4,150         4,201

                                         ------------  ------------  -----------   -----------
                                         ------------  ------------  -----------   -----------
Total revenues                                 4,177         3,303       11,724         9,355

Other expenses:
  Compensation and employee benefits           1,004           939        2,838         2,647
  Professional fees                              349           486        1,140         1,175
  Board of Directors fees and expenses            75            72          251           251
  Rent                                            57            56          170           168
  Regulatory fees                                130            16          461            47
  General and administrative                     275           250          893           836
  Provision for losses                           498           260        1,120           780
                                         ------------  ------------  -----------   -----------
                                         ------------  ------------  -----------   -----------
Total other expenses                           2,388         2,079        6,873         5,904

                                         ------------  ------------  -----------   -----------
                                         ------------  ------------  -----------   -----------
Income before income taxes                     1,789         1,224        4,851         3,451
Income tax provision                             665            40          207           103
                                         ------------  ------------  -----------   -----------
                                         ------------  ------------  -----------   -----------
Net income                                   $ 1,124       $ 1,184      $ 4,644       $ 3,348
                                         ------------  ------------  -----------   -----------
                                         ------------  ------------  -----------   -----------

Earnings per share:
  Class A and B Voting Common Stock
    Basic earning per share                      $ 0.10        $ 0.12       $ 0.43        $ 0.35
    Diluted earnings per share                   $ 0.10        $ 0.12       $ 0.42        $ 0.34
  Class C Non-Voting Common Stock
    Basic earning per share                      $ 0.31        $ 0.37       $ 1.29        $ 1.05
    Diluted earnings per share                   $ 0.30        $ 0.36       $ 1.25        $ 1.02

   See accompanying notes to consolidated financial statements.



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Nine months Ended September 30,
                                                                      ---------------------------------------
                                                                            1998                  1997
                                                                      -----------------     -----------------
                                                                      -----------------     -----------------
                                                                                 (in thousands)
Cash flows from operating activities:
  Net income                                                                   $ 4,644               $ 3,348
  Adjustments to reconcile net income to cash (used in) provided by operating activities:
  Amortization of investment premiums and discounts                              2,502                 2,545
  Amortization of debt premiums, discounts and issuance costs                   49,191                33,529
  Decrease (increase) in guarantee fees receivable                                  41                  (286)
  Decrease (increase) in interest receivable                                     3,962                  (221)
  Increase in prepaid expenses and other assets                                 (3,503)                 (859)
  Increase (decrease) in accounts payable and accrued expenses                   6,317                  (342)
  (Decrease) increase in accrued interest payable                               (3,807)                  734
  Provision for loan losses                                                      1,120                   780
                                                                      -----------------     -----------------
                                                                      -----------------     -----------------
  Net cash provided by operating activities                                     60,467                39,228

Cash flows from investing activities:
  Purchases of available-for-sale investments                                 (246,628)             (398,401)
  Purchases of investment securities                                            (8,280)             (209,659)
  Purchases of Farmer Mac guaranteed securities                               (116,041)              (63,613)
  Purchases of loans held for securitization                                  (237,661)             (181,692)
  Proceeds from repayment of loans held for securization                         2,465                     -
  Proceeds from sale of loans held for securitization                          164,425               170,870
  Proceeds from repayment of available-for-sale investments                    241,160                32,932
  Proceeds from repayment of investment securities                              47,074                13,534
  Proceeds from repayment of Farmer Mac guaranteed securities                   59,720                41,791
                                                                      -----------------     -----------------
                                                                      -----------------     -----------------
  Net cash used by investing activities                                        (93,766)             (594,238)

Cash flows from financing activities:
  Proceeds from issuance of discount notes                                  25,310,836            15,782,342
  Proceeds from issuance of medium-term notes                                   14,960               104,918
  Payments to redeem discount notes                                        (24,863,285)          (15,127,555)
  Payments to redeem medium-term notes                                        (172,560)              (26,820)
  Proceeds from common stock issuance                                            1,019                   815
  Purchase and retirement of stock                                                   -                (1,396)
                                                                      -----------------     -----------------
                                                                      -----------------     -----------------

  Net cash provided by financing activities                                    290,970               732,304
                                                                      -----------------     -----------------
                                                                      -----------------     -----------------

  Net increase in cash and cash equivalents                                    257,671               177,294

  Cash and cash equivalents at beginning of period                             177,617                68,912
                                                                      -----------------     -----------------
                                                                      -----------------     -----------------
  Cash and cash equivalents at end of period                                 $ 435,288             $ 246,206
                                                                      -----------------     -----------------
                                                                      -----------------     -----------------

Supplemental information:
  Cash paid for:
  Interest                                                                    $ 23,300              $ 18,755
  Income Taxes                                                                   $ 521                  $ 34
  Non-cash activity:
  AMBS issued in exchange for Qualified Loans                                 $ 55,426                   $ -

                        See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies.

      (a)   Principles of Consolidation

      Financial information at and for the three and nine months ended September 30, 1998 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

      (b)   Earnings Per Share

      Basic earnings per share is based on the weighted average shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The computation of earnings per share reflects the 3-to-1 dividend and liquidation preference applicable to each share of Class C Non-Voting Common Stock relative to each share of Class A and Class B Voting Common Stock. The following schedule reconciles basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997.




                                     Three Months Ended September 30,
-----------------------------------------------------------------------------------------------
                                  1998                                 1997
-----------------------------------------------------------------------------------------------
                              Effect of                                 Effect of
                               stock                                     stock
                 Basic EPS   Options   Diluted EPS        Basic EPS     options    Diluted EPS
---------------------------------------------------      --------------------------------------
                                (in thousands, except per share amounts)

Net income        $ 1,124    $ -      $ 1,124             $ 1,184       $ -         $ 1,184


Weighted average
shares:
  Classes A and B   1,521      -        1,521               1,495         -           1,495
  Class C           3,091    131        3,222               2,678       118           2,796

Earnings per share:

 Classes A and B   $ 0.10              $ 0.10              $ 0.12                    $ 0.12
 Class C           $ 0.31              $ 0.30              $ 0.37                    $ 0.36



                                      Nine Months Ended September 30,

                                 1998                                 1997
-----------------------------------------------------------------------------------------------
                              Effect of                                 Effect of
                               stock                                     stock
                 Basic EPS   Options   Diluted EPS        Basic EPS     options    Diluted EPS
---------------------------------------------------      --------------------------------------
                                (in thousands, except per share amounts)
Net income        $ 4,644     $ -      $ 4,644             $ 3,348        $ -        $ 3,348

Weighted average
 shares:
  Class A and B     1,513       -        1,513               1,502          -          1,502
  Class C           3,084     141        3,225               2,676        100          2,776

Earnings per share:
 Class A and B     $ 0.43               $ 0.42              $ 0.35                    $ 0.34
 Class C           $ 1.29               $ 1.25              $ 1.05                    $ 1.02




(c)   Reclassifications

      Certain reclassifications of the 1997 information were made to conform to the 1998 presentation.

Note 2.  Off-Balance Sheet Financial Instruments.

      In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell Qualified Loans. At September 30, 1998, outstanding commitments to purchase Qualified Loans totaled $23.6 million. There were no outstanding commitments to sell Qualified Loans as agricultural mortgage-backed securities (AMBS) at September 30, 1998. For information regarding the off-balance sheet risks associated with Farmer Mac Guaranteed Securities not held in portfolio, and with interest-rate contracts and hedge instruments, which are used to manage exposures inherent in Farmer Mac's loan pipeline and investment activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

Note 3.  Comprehensive Income

      The following table sets forth comprehensive income for the three and nine months ended September 30, 1998 and 1997. Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders.

                                   Three Months Ended             Nine Months Ended
                                    September 30,                  September 30,
                                  -----------------------------------------------------

                                     1998          1997          1998          1997
                                  ------------  ------------  ------------  -----------

                                                     (in thousands)

Net income                            $ 1,124       $ 1,184       $ 4,644      $ 3,348
Unrealized (loss) gain on
  securities available-for-sale          (756)          541        (1,186)         607
                                  ------------  ------------  ------------  -----------


Comprehensive income                    $ 368       $ 1,725       $ 3,458      $ 3,955
                                  ------------  ------------  ------------  -----------
                                  ------------  ------------  ------------  -----------





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

      Certain statements made in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing the Corporation's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income and provision for losses; changes in capital position; year 2000 readiness efforts; and other business and financial matters. Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements in excess of statutory minimum and critical capital levels or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, agricultural land values, commodity prices and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; the non-compliance of Farmer Mac's internal systems or the systems of critical vendors with respect to the year 2000 date change; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in the Corporation's status as a government-sponsored enterprise.

      The foregoing factors are not exhaustive. Other sections of this report may include additional factors that could adversely impact Farmer Mac's business and its financial performance. Furthermore, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor assess the impact of such factors on Farmer Mac's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements. Given these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed herein. Furthermore, Farmer Mac undertakes no obligation to publicly release the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

      Overview. Farmer Mac reported net income of $1.1 million for third quarter 1998 and $4.6 million for year-to-date 1998. Prior to third quarter 1998, net income included provisions for income taxes based on an effective tax rate significantly lower than Farmer Mac's statutory tax rate, due to the recognition of previously deferred tax benefits. Had Farmer Mac's effective tax rate equaled its statutory tax rate in those prior periods, Farmer Mac would have reported net income on a fully taxable equivalent basis of $1.1 million and $3.1 million for third quarter and year-to-date 1998, compared to $808 thousand and $2.3 million for the comparable periods a year ago.

      Diluted earnings per share for third quarter and year-to-date 1998 were $0.10 and $0.42 for Classes A and B common stock, and $0.30 and $1.25 for Class C common stock. On a fully taxable equivalent basis, Classes A and B earnings per share would have been $0.10 and $0.28 for third quarter and year-to-date 1998, compared to $0.08 and $0.23, respectively, in 1997. Class C earnings per share would have been $0.30 and $0.84 for third quarter and year-to-date 1998, compared to $0.25 and $0.69 for the same periods in 1997. Earnings per share are adjusted to reflect the 3-to-1 dividend and liquidation preference accorded to Class C common stock compared to Classes A and B common stock.

     Operating results improved during third quarter 1998 compared to third quarter 1997, despite challenging conditions in both the capital markets and the agricultural economy. During the quarter, loan purchase volume was up 89 percent, though down compared to second quarter 1998 primarily due to seasonal factors. On a fully taxable equivalent basis, earnings for third quarter 1998 increased 39 percent compared to the same period a year ago as a result of increased guarantee fees and net interest income from on-balance sheet Farmer Mac guaranteed securities and investments, notwithstanding volatility in the capital markets which reduced gain on AMBS issuances. Market volatility in the latter part of the third quarter resulted in lower rates on Treasury securities, but wider spreads on Farmer Mac debt securities and even wider spreads on AMBS. These conditions diminished the economic attractiveness of capital market sales of AMBS, due to lower potential gains on issuance, but facilitated Farmer Mac's retention of the AMBS in its portfolio at favorable spreads. Retaining the AMBS is expected to generate net interest income over the long term with a present value in excess of the foregone up-front gain on issuance. If current capital market conditions continue during the fourth quarter and beyond, Farmer Mac intends to continue this retained portfolio strategy.

      Consistent with the semi-annual payment characteristic of most Farmer Mac loans, which results in higher delinquency rates in the first and third quarters, the delinquency rate for loans collateralizing AMBS increased during the third quarter, but was down compared to first quarter 1998. Farmer Mac believes the credit quality of those loans remains good, based on its credit underwriting, appraisal and diversification standards. Nevertheless, as loans approach their peak default years, Farmer Mac expects delinquency rates to increase and some credit losses well within current reserve levels to occur beginning in 1999. Adverse conditions affecting certain sectors of the agricultural economy may also increase delinquency rates. The impact of those conditions on the agricultural economy should be mitigated by the recent passage of Federal legislation providing approximately $6 billion of financial assistance to agriculture.

      While Farmer Mac's operating results have improved, future improvements will depend largely upon growth in Farmer Mac's core business (guarantee fee income and interest income on program assets). Growth in the core business is dependent upon an increase in the volume of loans acquired or funded through Farmer Mac's programs.

      Set forth below is a more detailed discussion of Farmer Mac's results of operations.

      Net Interest Income. Net interest income totaled $2.7 million for third quarter 1998, compared to $2.0 million for third quarter 1997. Net interest income for the first nine months of 1998 was $7.6 million, compared to $5.2 million for the comparable period a year ago. The increases in net interest income were attributable to increases in the balance of program assets (Farmer Mac I and II securities and loans held for securitization) and non-program assets (cash and cash equivalents and investments). See " Balance Sheet Review - Assets" for further information regarding changes in program and non-program assets. The following table provides information regarding the average balances and interest rates of interest-earning assets and interest-bearing liabilities for the periods indicated.



                                                                   Nine Months Ended September 30,
                                               ----------------------------------------------------------------------------------

                                                                1998                                  1997
                                               ------------------------------------- --------------------------------------------

                                               Average           Income/        Average  Average       Income/         Average
                                               Balance           Expense        Rate     Balance       Expense           Rate
                                               -----------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Assets:
  Cash and cash equivalents                        $ 400,342    $ 16,761          5.52%  $ 293,446     $ 12,010          5.42%
  Investments                                        663,851      29,812          5.99%    470,518       21,347          6.04%
  Farmer Mac guaranteed securities                   458,735      24,378          7.02%    424,847       22,612          7.07%
  Loans held for securitization                       90,452       4,757          7.01%     26,005        1,552          7.96%
                                               -------------- ----------- ---------- -------------- ------------       ----------

   Total interest earning assets                   1,613,380      75,708          6.22%  1,214,816       57,521          6.29%
  Other assets                                        20,930                                26,742
                                               --------------                        --------------

   Total assets                                    1,634,310                             1,241,558
                                               --------------                        --------------

Liabilities and Stockholders' Equity:
  Notes payable, net                               1,544,790      68,134          5.83%  1,184,350       52,367          5.87%
  Other liabilities                                   12,219                                 8,762
                                               --------------                        --------------
                                               --------------                        --------------
   Total liabilities                               1,557,009                             1,193,112
  Stockholders' equity                                77,301                                48,446
                                               -------------- ----------- ---------- -------------- ------------     ----------
                                               -------------- ----------- ---------- -------------- ------------     ----------
   Total liabilities and stockholders' equity      1,634,310                             1,241,558
                                               --------------                        --------------
                                               --------------                        --------------
  Net interest income/spread                                       7,574          0.39%                   5,154          0.42%
                                                              -----------    ----------             ------------     ----------
                                                              -----------    ----------             ------------     ----------
  Net yield on interest-earning assets                                            0.63%                                  0.57%
                                                                            ----------                               ----------
                                                                            ----------                               ----------




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



                                                  Nine Months Ended September 30, 1998
                                                       Compared to Nine Months Ended
                                                             September 30, 1997
                                             -------------------------------------------

                                                      Increase/(Decrease) Due to
                                             -------------------------------------------
                                             -------------------------------------------
                                                 Rate          Volume         Total
                                             -------------  -------------  -------------
                                                            (in thousands)
Income from interest-earning assets
  Cash and cash equivalents                         $ 229        $ 4,522        $ 4,751
  Investments                                        (179)         8,644          8,465
  Farmer Mac guaranteed securities                   (149)         1,915          1,766
  Loans held for securitization                      (206)         3,411          3,205
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------
   Total                                             (305)        18,492         18,187
  Expense from interest-bearing liabilities          (350)        16,117         15,767
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------
  Change in net interest income                      $ 45        $ 2,375        $ 2,420
                                             -------------  -------------  -------------


      Other Income. Other income totaled $1.5 million for third quarter 1998 and $4.2 million for year-to-date 1998, compared to $1.3 million and $4.2 million, respectively, in 1997. Guarantee fee income increased from $725 thousand for third quarter 1997 to $1.0 million for third quarter 1998. Year-to-date, guarantee fee income was $2.6 million for 1998 compared to $1.9 million for 1997. The increases in guarantee fee income were attributable to increases in the outstanding balance of guaranteed securities (see "- Balance Sheet Review - Off-Balance Sheet Farmer Mac Guaranteed Securities").

      Gain on AMBS issuances decreased from $592 thousand and $2.1 million for the three and nine months ended September 30, 1997 to $420 thousand and $1.4 million for the same periods in 1998. Gain on issuance decreased due to decreases in the amount of AMBS sold to capital market investors. Farmer Mac does not recognize a gain on AMBS retained in its portfolio or on AMBS issued in exchange (or swapped) for Qualified Loans. For further information on AMBS issuances, see " - Business Volume."

      Miscellaneous income totaled $54 thousand and $116 thousand for third quarter and year-to-date 1998, compared to $16 thousand and $233 thousand for the same periods in 1997. Miscellaneous income for the nine months ended September 30, 1997 included the difference between the amount Farmer Mac had accrued for expenses related to litigation and the actual amount incurred, which was lower as a result of settlement of that litigation in January 1997.

      Other Expenses. Other expenses totaled $2.4 million for third quarter 1998 and $6.9 million for year-to-date 1998, an increase from $2.1 million and $5.9 million, respectively, in 1997. These increases were attributable to increased compensation and other costs related to expanded operations under Farmer Mac's revised legislative authorities. Farmer Mac's provision for losses, a component of other expenses, totaled $498 thousand for third quarter 1998 and $1.1 million for year-to-date 1998, compared to $260 thousand and $780 thousand, respectively, in 1997. Increases in the provision for losses were primarily due to increases in the balance of guaranteed securities.

     Income Tax Expense. Provision for income taxes for third quarter and year-to-date 1998 totaled $665 thousand and $207 thousand, compared to $40 thousand and $103 thousand for the same periods in 1997. The provision for income taxes for the three months ended September 30, 1997 and the first nine months of 1997 and 1998 are net of tax benefits related to the recognition of previously deferred tax benefits. As of June 30, 1998, all previously deferred tax benefits had been fully recognized. Accordingly, Farmer Mac's effective tax rate in third quarter 1998 approximated its statutory tax rate.

      Business Volume. Farmer Mac purchased $86.9 million and $270.3 million of Qualified Loans during third quarter and year-to-date 1998, respectively, and had outstanding commitments to purchase an additional $23.6 million at September 30, 1998. During the same periods a year ago, purchases totaled $46.1 million and $181.5 million, respectively, and outstanding commitments to purchase Qualified Loans totaled $11.3 million. In addition, the outstanding balance of loans in Farmer Mac's "pipeline" that have been submitted for approval or approved but not yet committed for purchase totaled $145.7 million at September 30, 1998, compared to $48.0 million at September 30, 1997. Not all loans in the pipeline are purchased, as some are denied for credit reasons or withdrawn by the seller.

      During third quarter 1998, Farmer Mac issued $67.0 million of AMBS, including $22.7 million retained by Farmer Mac, compared to $50.9 million during third quarter 1997. Year-to-date, Farmer Mac has issued $197.2 million of AMBS in 1998 compared to $171.9 million in 1997. Year-to-date 1998 AMBS issuances consisted of the $22.7 million retained by Farmer Mac during the third quarter, as well as $32.8 million swapped for Qualified Loans and $141.7 million sold to capital market investors. All AMBS issued in 1997 were sold to capital market investors.

      Despite the increase in business volume, Farmer Mac continues to face the challenge of expanding its business in what has been a highly static market for agricultural and rural home mortgage loans. While the revisions to Farmer Mac's charter that permit it to operate in a manner more similar to other government-sponsored enterprises such as Fannie Mae and Freddie Mac do not ensure the long-term success of Farmer Mac's programs, those programs are now receiving steadily greater acceptance among an increasingly diverse group of lenders. This reflects the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the long term, agricultural mortgage lenders, whether traditional or non-traditional, must recognize the benefits of selling loans to Farmer Mac and must modify their business practices accordingly.

Balance Sheet Review

     Assets. At September 30, 1998, total assets were $1.7 billion compared to $1.3 billion at December 31, 1997. The increase in assets was due to increases in both program and non-program assets. Non-program assets increased in accordance with Farmer Mac's debt issuance program begun in early 1997 to increase its market presence and investor recognition of its securities and, thereby, improve spreads on its debt and mortgage-backed securities and so the mortgage rates available to farmers, ranchers and rural homeowners. The increases in the balance of program assets reflect continued growth in the Farmer Mac II program and increased purchases of mortgages through the Farmer Mac I program, which have not yet been securitized and sold into the capital markets, including $22.7 million of AMBS retained in Farmer Mac's portfolio during third quarter 1998 due to capital market conditions (see " - Results of Operations - Overview"). Retention of the AMBS caused Farmer Mac I securities held in portfolio to increase from $184.4 million at December 31, 1997 to $196.8 million at September 30, 1998. If current capital market conditions persist during the fourth quarter and beyond, Farmer Mac intends to continue to retain AMBS resulting in further increases in Farmer Mac I securities held in portfolio. Farmer Mac II securities held in portfolio totaled $293.3 million at September 30, 1998, compared to $249.5 million at December 31, 1997.

      Liabilities. Total liabilities increased from $1.3 billion at December 31, 1997 to $1.6 billion at September 30, 1998. Most of Farmer Mac's liabilities are due within one year since most of Farmer Mac's assets are short- or long-term floating rate investments. Notes payable due after one year totaled $237.0 million at September 30, 1998, compared to $402.8 million at December 31, 1997. Long-term debt at December 31, 1997 includes $120.0 million of debt issued in conjunction with interest rate swaps, which convert the fixed rate interest cost to a floating rate (see "- Risk Management - Asset Liability Management"). As of September 30, 1998, no such interest rate swaps were outstanding as the swaps and related debt were called during the year. During the first nine months of 1998, $145.0 million of long-term debt was called.

      Capital. At September 30, 1998, Farmer Mac's stockholders' equity totaled $79.5 million, an increase of $4.5 million from December 31, 1997. This increase was primarily due to net income earned during the first nine months of 1998 and, to a lesser extent, the issuance of Class A and C Common Stock during the period. At September 30, 1998 and December 31, 1997, Farmer
Mac's  regulatory   required  minimum  capital  was  $44.3 million  and  $30.0 million, compared with actual capital of $79.5 million and $75.1 million, respectively.
------
      The Farm Credit System Reform Act of 1996 (the "1996 Act") directs the Farm Credit Administration (the "FCA") to establish a risk-based capital test for Farmer Mac, using stress- test parameters set forth in the 1996 Act. The FCA is in the process of developing a risk-based capital regulation and has indicated that it intends to propose the regulation, in the form of a notice of proposed rulemaking, in February 1999. In July 1998, the FCA released for public comment a study estimating historical loss rates for agricultural real estate loans and stated that it was seeking suggestions that might lead to an improved credit risk component of the risk-based capital regulation. The period for commenting on the study expires in early January 1999. Neither Farmer Mac's regulatory risk-based capital requirement nor the credit risk component of the stress test can be determined on the basis of the study alone or the estimated data included in the study. The model the FCA proposes to calculate Farmer Mac's risk-based capital requirement is expected to be contained in the FCA's notice of proposed rulemaking. The FCA will issue a final risk-based capital test following the consideration of public comments submitted by interested persons on the proposed regulation.

      Off-Balance Sheet Farmer Mac Guaranteed Securities. At September 30, 1998, outstanding guaranteed securities totaled $557.5 million, compared to $409.1 million at December 31, 1997. For further information regarding off-balance sheet Farmer Mac Guaranteed Securities, see "- Results of Operations - Business Volume," "- Risk Management - Credit Risk" and "Supplemental Information."

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

                                          September 30, 1998                          December 31, 1997
                                   ------------------------------------------- -----------------------------------------
                                     On-Balance    Off-Balance                    On-Balance   Off-Balance
                                       Sheet         Sheet             Total        Sheet        Sheet          Total
                                   ------------------------------------------- -----------------------------------------
                                                                    (in thousands)
Farmer Mac I
  AMBS                                 $ 22,671     $ 501,856       $ 524,527           $ -     $ 341,213     $ 341,213
  Other Farmer Mac I Securities         174,110        25,359         199,469       184,356        44,548       228,904
  Loans held for securitization         117,857             -         117,857        47,177             -        47,177
Farmer Mac II Securities                293,347        30,261         323,608       249,451        23,326       272,777
                                   ------------- ------------- --------------- ------------- ------------- -------------
                                   ------------- ------------- --------------- ------------- ------------- -------------

  Total                               $ 607,985     $ 557,476     $ 1,165,461     $ 480,984     $ 409,087     $ 890,071
                                   ------------- ------------- --------------- ------------- ------------- -------------
                                   ------------- ------------- --------------- ------------- ------------- -------------





      Farmer Mac I AMBS represent securities issued under Farmer Mac's revised legislative authorities and for which Farmer Mac bears the risk of first loss. "Other Farmer Mac I Securities" includes securities issued prior to the 1996 enactment of those authorities; these securities are supported by unguaranteed subordinated interests, which represented 10 percent of the initial balance of the loans underlying the security at the time of issuance. Also included in Other Farmer Mac I Securities are $10.3 million of AgVantage bonds purchased during the first nine months of 1998. AgVantage bonds, which are general obligations of the issuers, are secured by eligible collateral in an amount ranging from 120 percent to 150 percent of the bonds' outstanding principal amount. Eligible collateral consists of Qualified Loans having an aggregate principal balance at least equal to 100 percent of the bonds' outstanding principal amount and cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States. Loans held for securitization expose Farmer Mac to the same credit risk as Farmer Mac I AMBS. The loans underlying Farmer Mac II Securities are backed by the "full faith and credit" of the United States by virtue of the Secretary of Agriculture's guarantee of principal and interest on such loans. For further information regarding the outstanding balance of Farmer Mac Guaranteed Securities, see "- Supplemental Information."

      At September 30, 1998, loans 90 days or more past due or in bankruptcy represented 0.85 percent of the principal balance of all loans underlying AMBS and loans held for securitization, compared to none at December 31, 1997 and
0.29 percent at September 30, 1997. For further information on delinquencies, see"- Results of Operations - Overview" and "-Supplemental Information."

      Farmer Mac maintains a reserve for losses to cover losses incurred on AMBS (no loss reserve has been made for Farmer Mac I Securities issued prior to the revised authorities because of the unguaranteed subordinated interests or for Farmer Mac II Securities because of the Secretary of Agriculture's guarantee). The reserve for losses covers principal and interest due to AMBS investors related to those underlying loans for which Farmer Mac believes collection of interest is doubtful. Loans for which collection of interest is considered doubtful include all loans that are 90 days or more delinquent unless the loan is well collateralized and in the process of collection. At September 30, 1998, the amount of the reserve related to interest due to AMBS investors totaled $107 thousand.

      At  September  30,  1998,  the  reserve  for losses on AMBS  totaled  $2.8 million, compared to $1.6 million at December 31, 1997. This increase was attributable to an increase in the outstanding balance of AMBS sold to investors. At September 30, 1998, the reserve for losses, excluding the amount related to interest due to AMBS investors, represented approximately 0.41 percent of the total outstanding balance of Farmer Mac I AMBS and loans held for securitization, compared to 0.42 percent at December 31, 1997. Farmer Mac believes the reserve for losses on guaranteed securities is adequate to cover losses incurred in the Farmer Mac I Program.

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

      Off-balance sheet derivative financial instruments used by Farmer Mac are interest-rate contracts, including interest-rate swaps and caps, and Treasury futures contracts. Interest-rate contracts are used to synthetically create debt instruments and interest-earning assets. When combined with the underlying liability or asset, the interest-rate contracts synthetically create debt and investments that should produce lower effective debt costs or higher effective asset yields than those available through direct debt issuances or investment purchases. At September 30, 1998, the notional amount of interest-rate contracts outstanding was $477.7 million.

      The Corporation uses Treasury futures contracts to reduce its exposure to interest-rate risk related to outstanding commitments to purchase fixed-rate Qualified Loans and fixed-rate loans held for securitization not offset by forward sale commitments or "match funded" with debt having comparable cash flows. At September 30, 1998, outstanding futures contracts totaled $33.2 million. Related deferred hedging losses totaled $1.6 million and are included in "Prepaid expenses and other assets" on Farmer Mac's statement of financial condition. While Treasury futures contracts limit Farmer Mac's exposure to changes in Treasury rates, they do not reduce exposure to changes in AMBS or debt spreads relative to Treasury rates. While market volatility in the latter part of third quarter 1998 resulted in wider spreads on AMBS and Farmer Mac debt, these changes have not had a material effect on the financial condition of the Corporation because Farmer Mac limits its exposure to changes in AMBS and debt spreads by entering into forward sales contracts or issuing debt to match fund the loans on a timely basis.

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

Other Matters

      Year 2000. The year 2000 problem relates to the inability of some computer programs to process date-sensitive information due to the use of two digits (rather than four) to define the applicable year. As a result, these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The year 2000 date change potentially could affect Farmer Mac's internal information technology (IT) and non-IT systems, as well as systems utilized by its external vendors. Farmer Mac's internal IT systems, which are "PC software-based," are used to perform critical business processes including purchases of Qualified Loans; sale of AMBS; issuance of debt securities; payments to debt security and AMBS investors; and financial reporting to investors and stockholders. Certain vendors also perform critical business processes by servicing the loans held or securitized by Farmer Mac and administering the guaranteed securities issued by Farmer Mac. Failure of IT and/or vendor systems to handle the year 2000 date change could result in Farmer Mac being unable to perform critical business processes and expose Farmer Mac to significant business risk. Less critical to Farmer Mac's operations are non-IT systems, which include telephones, facsimile machines and systems used to maintain building operations.

     To manage the risks related to the year 2000 date change, Farmer Mac has adopted a Year 2000 Compliance Plan. This Plan consists of four phases: system inventory, system remediation, testing and contingency planning. Farmer Mac has completed an inventory and assessment of its internal IT and non-IT systems and is currently completing the system remediation phase of the Plan. While testing of internal systems will not be completed until the end of 1998, Farmer Mac has found all but one of these systems to be year 2000 compliant. The process of replacing the one non-compliant system has begun and should be completed by the end of 1998. In addition, the Plan places significant emphasis on vendors that perform critical business processes because of the higher risk associated with ensuring compliance by external vendors. Farmer Mac has been engaged in discussions with these critical vendors regarding their year 2000 readiness efforts and has not identified any significant year 2000 compliance issues. Farmer Mac will continue to monitor their year 2000 readiness efforts and expects to complete testing with critical vendors in early 1999. To prepare for the possibility that a critical vendor will not be year 2000 compliant, Farmer Mac is developing contingency plans that involve Farmer Mac assuming the duties internally or transferring them to a compliant vendor. Farmer Mac is also developing contingency plans in the event critical internal systems fail. These plans are expected to be completed by June 30, 1999.

      Currently, management believes that the year 2000 date change does not expose Farmer Mac to significant business risk or material loss of revenue, if any, based on its assessment of Farmer Mac's internal systems and critical vendors. In addition, Farmer Mac expects total direct costs to complete its year 2000 readiness efforts not to exceed $150 thousand. This amount includes the use of outside consultants to help Farmer Mac evaluate the readiness of internal IT systems and critical vendors, the cost of replacing the one non-compliant system, and estimated costs related to implementing contingency plans, if needed. Costs incurred to date have totaled approximately $50 thousand.

Supplemental Information

      The following tables set forth quarterly activity regarding: mandatory commitments to purchase loans; purchases of loans; AMBS issuances; delinquencies; and outstanding guaranteed securities issued under the Farmer Mac I and II Programs.

               Mandatory Commitments to Purchase Loans
-----------------------------------------------------------------------
                   Long-Term      5 and 7     1, 3 and 5
For the quarter    Fixed Rate       Year      Year ARMs      Total
ended:                            Balloons
                  ------------- ---------------------------------------
                                     (in thousands)

September 30, 1998 $ 50,446      $  7,333    $  26,830     $ 84,609
June 30, 1998        49,154        22,095       36,731      107,980
March 31, 1998 (1)   32,394         5,964       58,328       96,686
December 31, 1997    23,040        11,157       14,513       48,710
September 30, 1997   23,066        18,116        5,982       47,164





                          Purchases of Loans
-----------------------------------------------------------------------
                   Long-Term      5 and 7     1, 3 and 5
For the quarter    Fixed Rate       Year      Year ARMs      Total
ended:                            Balloons
                  ------------- ---------------------------------------
                                     (in thousands)

September 30, 1998 $ 46,713      $ 12,782     $ 27,454     $ 86,949
June 30, 1998 (1)    41,772        18,571       67,116      127,459
March 31, 1998       25,671         6,099       24,147       55,917
December 31, 1997    28,063        11,250        9,674       48,987
September 30, 1997   19,300        19,978        6,800       46,078


                            AMBS Issuances
-----------------------------------------------------------------------
                              Long-Term      5 and 7     1, 3 and 5
For the quarter               Fixed Rate       Year      Year ARMs      Total
ended:                        Balloons
                           ------------- ---------------------------------------
                                            (in thousands)

September 30, 1998 (2)      $ 53,635     $  13,337    $       -     $ 66,972
June 30, 1998 (1)             35,503        20,555       32,756       88,814
March 31, 1998                31,797         9,601            -       41,398
December 31, 1997             16,373         9,256            -       25,629
September 30, 1997            26,186        24,697            -       50,883







                     Delinquencies (3)
------------------------------------------------------------
                         Farmer Mac I
                  ---------------------------
As of:                AMBS       Other (4)        Total
                  ------------- -------------  -------------
September 30, 1998     0.85%         0.47%          0.76%
June 30, 1998          0.70%         0.74%          0.71%
March 31, 1998         1.15%         0.49%          0.92%
December 31, 1997                    0.66%          0.26%
                       -
September 30, 1997     0.29%         0.93%          0.57%







                Outstanding Guaranteed Mortgage Securities
---------------------------------------------------------------------------
                      Farmer Mac I         Farmer                Held in
                  ----------------------
As of:               AMBS     Other(4)        Mac II      Total    Portfolio(5)
                  ---------------------- ----------- ----------------------
                                       (in thousands)
September 30, 1998 $ 524,527   $ 189,169  $ 323,608   $1,037,304 $  479,828
June 30, 1998        462,987     203,230    313,668     979,885    454,904
March 31, 1998       376,809     214,427    290,947     882,183    439,477
December 31, 1997    341,213     228,904    272,777     842,894    433,807
September 30, 1997   316,214     234,085    263,228     813,527    427,395


(1) Includes a $32.8 million swap transaction involving 1, 3 and 5 year ARMs committed to in first quarter 1998 and settled in second quarter 1998.

(2) Includes $22.7 million of AMBS retained by Farmer Mac.

(3) Includes loans 90 days or more past due, in foreclosure or in bankruptcy.

(4) Includes securities issued prior to the 1996 enactment of the Corporation's
    revised legislative  authorities.   These   securities  are  supported  by
    unguaranteed subordinated interests, which represented 10 percent of the initial balance of the loans underlying the securities at issuance.

(5) Included in total outstanding guaranteed mortgage securities.

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

           Under the direct stock purchase program pursuant to which Farmer Mac is offering approximately 100,000 shares of Class A Voting Common Stock to interested eligible investors, Farmer Mac sold an aggregate of 6,900 shares of Class A Common Stock to 14 financial institutions in the quarter ended September 30, 1998. The aggregate offering price for the sales was approximately $138,150.

           Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on July 16, 1998, Farmer Mac issued an aggregate of 180 shares of its Class C Non-Voting Common Stock at an issue price of $56.875 per share to the 10 Directors who elected to receive such stock in lieu of their cash retainers.

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

*     3.2   -    Amended  and  restated  Bylaws of the  Registrant  (Form 10-K filed March 27, 1997).

+*    10.1  -    Stock Option Plan  (Previously  filed as Exhibit 19.1 to Form
                 10-Q filed November 10, 1992).

+*    10.1.1 -   Amendment  No. 1 to Stock Option Plan  (Previously  filed
                 as Exhibit 10.2 to Form 10-Q filed August 16,  1993).

+*    10.1.2 -   1996 Stock  Option  Plan (Form  10-Q filed  November  10,
                 1996).

+*    10.1.3 -   1997 Stock Option Plan (Form 10-Q filed May 15, 1997).

+*    10.1.4 -   Amended and Restated 1997  Incentive  Plan  (Form10-Q  filed
                 November 10, 1997).

+*    10.1.5 -   Amended and Restated  1997  Incentive  Plan (Form 10-Q filed
                 November 14, 1997).

+*    10.1.6 -   Amended and Restated  1997  Incentive  Plan (Form 10-Q
                 filed August 14, 1998).

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

+*   10.2.5  -   Amendment  No.  5  dated  as of  September  13,  1996  to
                 Employment   Contract   between  Henry  D.  Edelman  and  the
                 Registrant (Form 10-Q filed November 10, 1996).

+*   10.2.6  -   Amendment  No. 6 dated as of August 7, 1997 to Employment
                 Contract  between Henry D. Edelman and the  Registrant  (Form
                 10-Q filed November 14, 1997).

+*   10.2.7  -   Amendment  No. 7 dated as of June 4,  1998 to  Employment
                 Contract  between Henry D. Edelman and the  Registrant  (Form
                 10-Q filed August 14, 1998).

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

+*  10.3.6   -   Amendment  No.  6 dated  as of  September  1,  1995 to
                 Employment  Contract  between  Nancy  E.  Corsiglia  and  the
                 Registrant (Form 10-Q filed November 10, 1995).

+*  10.3.7   -   Amendment  No.  7  dated  as of  February  8,  1996 to
                 Employment  Contract  between  Nancy  E.  Corsiglia  and  the
                 Registrant (Form 10-K filed March 29, 1996).

+*  10.3.8   -   Amendment  No. 8 dated  as of  September  13,  1996 to
                 Employment  Contract  between  Nancy  E.  Corsiglia  and  the
                 Registrant (Form 10-Q filed November 10, 1996).

+*  10.3.9   -   Amendment  No.  9  dated  as  of  August  7,  1997  to
                 Employment  Contract  between  Nancy  E.  Corsiglia  and  the
                 Registrant (Form 10-Q filed November 14, 1997).

+*  10.3.10  -   Amendment  No.  10  dated  as of June 4,  1998 to  Employment
                 Contract  between Nancy E. Corsiglia and the Registrant (Form
                 10-Q filed August 14, 1998).

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
                 Contract  between  Thomas R. Clark and the  Registrant  (Form
                 10-Q filed November 10, 1995).


--------------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.4.6  -  Amendment  No. 6 dated as of February 8, 1996 to  Employment
                 Contract  between  Thomas R. Clark and the  Registrant  (Form
                 10-K filed March 29, 1996).

+*    10.4.7  -  Amendment   No.  7  dated  as  of  September   13,  1996  to
                 Employment   Contract   between   Thomas  R.  Clark  and  the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.4.8  -  Amendment  No. 8 dated as of August  7,  1997 to  Employment
                 Contract  between  Thomas R. Clark and the  Registrant  (Form
                 10-Q filed November 14, 1997).

+*    10.4.9  -  Amendment  No.  9 dated  as of June  4,  1998 to  Employment
                 Contract  between  Thomas R. Clark and the  Registrant  (Form
                 10-Q filed August 14, 1998).

+*    10.5    -  Employment  Agreement dated April 29, 1994 between Charles M.
                 Lewis and the Registrant (Previously filed as Exhibit 10.18 to Form 10-Q filed August 15, 1994).

+*    10.5.1  -  Amendment  No.  1  dated  as  of  September  1,  1995  to
                 Employment   Contract   between  Charles  M.  Lewis  and  the
                 Registrant (Form 10-Q filed November 10, 1995).

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
                 Contract   between   Michael  T.  Bennett  and  the  Registrant
                 (Previously filed as Exhibit 10.21 to Form 10-K filed March 30,
                 1994).

-------------------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*   10.6.3  -   Amendment No. 3 dated  September 1, 1994 to Employment
                 Contract   between   Michael  T.  Bennett  and  the  Registrant
                 (Previously  filed as Exhibit  10.22 to Form 10-K filed  August
                 15, 1994).

+*    10.6.4  -  Amendment  No.  4  dated  as  of  September  1,  1995  to
                 Employment  Contract  between  Michael  T.  Bennett  and  the
                 Registrant (Form 10-Q filed November 10, 1995).

+*    10.6.5  -  Amendment   No.  5  dated  as  of  February  8,  1996  to
                 Employment  Contract  between  Michael  T.  Bennett  and  the
                 Registrant (Form 10-K filed March 29, 1996).

+*    10.6.6  -  Amendment  No.  6  dated  as of  September  13,  1996  to
                 Employment  Contract  between  Michael  T.  Bennett  and  the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.6.7  -  Amendment  No. 7 dated as of August 7, 1997 to Employment
                 Contract  between Michael T. Bennett and the Registrant (Form
                 10-Q filed November 14, 1997).

+*    10.6.8  -  Amendment  No. 8 dated as of June 4,  1998 to  Employment
                 Contract  between Michael T. Bennett and the Registrant (Form
                 10-Q filed August 14, 1998).

+*    10.7    -  Employment   Agreement   dated   March   15,   1993   between
                 Christopher A. Dunn and the Registrant  (Previously  filed as
                 Exhibit 10.17 to Form 10-Q filed May 17, 1993).

+*    10.7.1  -  Amendment to Employment Contract dated as of September
                 1,  1993  between   Christopher  A.  Dunn  and  the  Registrant
                 (Previously  filed as Exhibit 10.19 to Form 10-Q filed November
                 15, 1993).

+*   10.7.2 -   Amendment  No. 2 dated  September 1, 1993 to Employment
                ontract   between   Christopher  A.  Dunn  and  the  Registrant
                (Previously  filed as Exhibit 10.25 to Form 10-K filed March 30,
                1994).

+*    10.7.3  -  Amendment  No.  3  dated  as  of  September  1,  1994  to
                 Employment  Contract  between  Christopher  A.  Dunn  and the
                 Registrant (Previously filed as Exhibit 10.26 to Form 10-Q filed August 15, 1994).

+*    10.7.4  -  Amendment  No.  4  dated  as  of  September  1,  1995  to
                 Employment  Contract  between  Christopher  A.  Dunn  and the
                 Registrant (Form 10-Q filed November 10, 1995).

------------------
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.7.5 -   Amendment   No.  5  dated  as  of  February  8,  1996  to
                 Employment  Contract  between  Christopher  A.  Dunn  and the
                 Registrant (Form 10-K filed March 29, 1996).

+*    10.7.6 -   Amendment  No.  6  dated  as of  September  13,  1996  to
                 Employment  Contract  between  Christopher  A.  Dunn  and the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.7.7 -   Amendment  No. 7 dated as of August 7, 1997 to Employment
                 Contract  between  Christopher  A.  Dunn  and the  Registrant
                 (Form 10-Q filed November 14, 1997).

+*    10.8   -   Employment  Contract  dated as of  September  1, 1997 between
                 Tom D. Stenson and the  Registrant  (Form 10-Q filed November
                 14, 1997).

+*    10.8.1 -   Amendment  No. 1 dated as of June 4,  1998 to  Employment
                 Contract  between  Tom D.  Stenson and the  Registrant  (Form
                 10-Q filed August 14, 1998).

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

   (b) Reports on Form 8-K.

      The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.


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


November 10, 1998

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


November 10, 1998

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

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                    ---------------------------------------


                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934

                    ---------------------------------------



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION



===============================================================================

Exhibit                             Description

+**   10.1.6     -Amended and Restated 1997 Incentive Plan.

+**   10.2.7     -   Amendment  No. 7 dated as of June 4,  1998 to  Employment
                 Contract between Henry D. Edelman and the Registrant.

+**___10.3.10-   Amendment  No.  10  dated  as of June 4,  1998 to  Employment
                 Contract between Nancy E. Corsiglia and the Registrant.

+**   10.4.9     -Amendment  No.  9 dated  as of June  4,  1998 to  Employment
                 Contract between Thomas R. Clark and the Registrant.

+**   10.6.8     -   Amendment  No. 8 dated as of June 4,  1998 to  Employment
                 Contract between Michael T. Bennett and the Registrant.

+**   10.8.1     -   Amendment  No. 1 dated as of June 4,  1998 to  Employment
                 Contract between Tom D. Stenson and the Registrant.