Form 10-K
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1999-03-25
CIK 845877

As filed with the Securities and Exchange Commission on
                                  March 24, 1999
----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
----------------------------------------------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.
                                       OR

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

Yes   [X]               No    [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17 C.F.R. ss.229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

     The aggregate market values of the Class A Voting Common Stock and Class C Non-Voting Common Stock held by non-affiliates of the Registrant were $18,969,530 and $157,708,830, respectively, based upon the closing prices for the respective classes on March 12, 1999, as reported by The Nasdaq Stock Market. The aggregate market value of the Class B Voting Common Stock is not ascertainable due to the absence of publicly available quotations or prices with respect to the Class B Voting Common Stock as a result of the limited market for, and infrequency of trades in, Class B Voting Common Stock and the fact that any such trades are privately negotiated transactions.
      There were 1,025,380 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, and 3,092,330 shares of Class C Non-Voting Common Stock outstanding as of March 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement to be filed on or about April 26, 1999 in connection with the Annual Meeting of Stockholders to be held on June 3, 1999 (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

                                     PART I

Item 1. Business

General

      The Federal Agricultural Mortgage Corporation, commonly known as "Farmer Mac," is a federally chartered instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans ("Qualified Loans"). Farmer Mac was created by the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act") to provide for the existence of an agricultural secondary mortgage market. Farmer Mac provides liquidity to the agricultural mortgage market by: (i) purchasing newly originated Qualified Loans directly from lenders on a continuing basis through its "cash window"; (ii) exchanging securities issued and guaranteed by Farmer Mac for Qualified Loans that back those securities through its "swap" program;
(iii) issuing long-term standby commitments to purchase newly originated and existing (seasoned) Qualified Loans; (iv) purchasing portfolios of existing loans on a negotiated basis; and (v) purchasing mortgage-backed bonds secured by Qualified Loans through its "AgVantage" program.

      Farmer Mac conducts its business through two programs, "Farmer Mac I" and "Farmer Mac II." Under the Farmer Mac I Program, Farmer Mac purchases, or commits to purchase, Qualified Loans, which are not guaranteed by any instrumentality or agency of the United States, or obligations backed by Qualified Loans. Under the Farmer Mac II Program, Farmer Mac purchases the guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the
United States Department of Agriculture (the "USDA") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.) (the "ConAct").

      Pursuant to its statutory authority, Farmer Mac guarantees timely payments of principal and interest on securities backed by Qualified Loans or Guaranteed Portions ("Farmer Mac Guaranteed Securities") and sells those securities in the capital markets or retains them in its portfolio. At December 31, 1998, outstanding Farmer Mac Guaranteed Securities totaled $1.1 billion. For more information about Farmer Mac's securities and its financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Farmer Mac's principal sources of revenue are: (i) fees it receives in connection with the issuance of its guarantee and commitments to purchase Qualified Loans; (ii) gains on the sales of Farmer Mac Guaranteed Securities backed by Qualified Loans it purchases; and (iii) net interest income earned on its retained portfolio of Farmer Mac Guaranteed Securities, its investments, Qualified Loans purchased pending securitization and mortgage-backed bonds purchased under AgVantage.

      Farmer Mac funds its program operations primarily through the issuance of debt obligations of various maturities ("Discount Notes" and "Medium-Term Notes;" collectively, "Notes"). See "Farmer Mac Guarantee Program -- Financing." As of December 31, 1998, Farmer Mac had outstanding $1.4 billion of Discount Notes and $406.7 million of Medium-Term Notes, net of unamortized debt issuance costs, discounts and premiums. During 1998, Farmer Mac continued to implement its debt issuance strategy of increasing its presence in the capital markets in order to improve the mortgage rates available to farmers, ranchers and rural homeowners. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview" and "-- Results of Operations -- Net Interest Income."

      The Farm Credit Administration (the "FCA"), acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities. Farmer Mac is required to meet certain minimum and critical capital requirements specified in the Act, which were phased in over the course of a transition period that ended on January 1, 1999, when the highest minimum and critical capital requirements became applicable. By statute, the FCA is required to establish a risk-based capital test for Farmer Mac, which is expected to be published later this year in the form of a notice of proposed rulemaking. For a discussion of Farmer Mac's statutory capital requirements and its capital levels, see "Government Regulation of Farmer Mac -- Regulation -- Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

      Farmer Mac has three classes of common stock outstanding - Class A Voting, Class B Voting and Class C Non-Voting (collectively, the "Common Stock"). The Class A and Class B Voting Common Stock are collectively referred to herein as the "Voting Common Stock." See "Market for Registrant's Common Equity and Related Stockholder Matters," in Part II of this report, for information with respect to Farmer Mac's Common Stock.

      Farmer Mac is an institution of the Farm Credit System (a "System Institution"), although it is not liable for any debt or obligation of any other System Institution. Likewise, neither the Farm Credit System nor any other individual System Institution is liable for any debt or obligation of Farmer Mac.

      Farmer Mac employs 28 persons, located primarily at its principal executive offices at 919 18th Street, N.W., Suite 200, Washington, D.C.
20006.  Its telephone number is (202) 872-7700.

                          FARMER MAC GUARANTEE PROGRAM

Farmer Mac I

      General

      Under the Farmer Mac I Program, Farmer Mac issues and guarantees securities backed by, or representing interests in, Qualified Loans. A Qualified Loan is a loan secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on Agricultural Real Estate or Rural Housing (as defined below) that is located within the United States. A Qualified Loan must also be an obligation of: (i) a citizen or national of the United States or an alien lawfully admitted for permanent residence in the United States; or (ii) a private corporation or partnership whose members, stockholders or partners holding a majority interest in the corporation or partnership are individuals described in clause (i). A Qualified Loan must also be an obligation of a person, corporation or partnership having sufficient indicia of creditworthiness to indicate a reasonable likelihood of repayment of the loan according to its terms. A Qualified Loan may be an existing (seasoned) or newly originated mortgage loan that conforms to Farmer Mac's requirements.

     Qualified Loans must be secured either by Agricultural Real Estate or by Rural Housing. Agricultural Real Estate is defined by Farmer Mac as a parcel or parcels of land, which may be improved by buildings or other structures permanently affixed to the parcel or parcels, that (i) are used for the production of one or more agricultural commodities; and (ii) consist of a minimum of five acres or are used in producing minimum annual receipts of at least $5,000. In accordance with the Act, the principal amount of a Qualified Loan secured by Agricultural Real Estate shall not be greater than $3.5 million, which has been adjusted for inflation as of October 1, 1998, or such higher amount as may be necessary to finance up to of 1,000 acres of Agricultural Real Estate. Farmer Mac has limited the maximum loan amount to $6.0 million, regardless of acreage.

      Rural Housing is defined by Farmer Mac as a one- to four-family, owner-occupied principal residence that is a moderately priced dwelling located in a community having a population of 2,500 or fewer inhabitants; the dwelling (excluding the land to which the dwelling is affixed) cannot have a purchase price or current appraised value of more than $141,745, which has been adjusted for inflation as of October 1, 1998. In addition to the dwelling itself, a Rural Housing Qualified Loan can be secured by land associated with the dwelling having an appraised value of no more than 50% of the total appraised value of the combined property. To date, Rural Housing Qualified Loans have not represented a significant part of Farmer Mac's business.

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

     During 1998, Farmer Mac implemented its "part-time farmer" loan program designed for borrowers who live on Agricultural Real Estate but derive a significant portion of their income from off-farm employment. To qualify as a part-time farm, the Agricultural Real Estate security must include a single-family, owner-occupied, detached residence that generally constitutes at least 30% of the total appraised value of the property and is used as the borrower's primary residence. As of December 31, 1998, Farmer Mac had $19.1 million of outstanding part-time farmer loans in its portfolio.

     By the end of 1998, there were 286 lenders approved as Sellers in the Farmer Mac I Program, operating throughout the contiguous 48 states. During the year, the top 10 Sellers generated 59% of the $226 million of Farmer Mac I cash window loan volume (excluding the "proprietary" loan products discussed below), with no one Seller having accounted for more than 8% of that total. In addition, affiliates of Zions First National Bank ("Zions"), Farmer Mac's largest Class A and Class C stockholder, sold Farmer Mac a total of $95 million of proprietary loan products, with Zions assuming certain interest rate risks associated with the proprietary characteristics of those loans. Had the purchases of proprietary products from Zions and others been included in the foregoing cash window loan total, Zions' sales of proprietary products would have represented 28% of Farmer Mac's total cash window volume for the year and the top 10 Sellers would have generated 68% of the total $340 million of Farmer Mac I cash window loan volume. For more information with respect to loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Business Volume."

     Mortgage-Backed Bond Purchases. During 1998, Farmer Mac introduced "AgVantage," an alternative way of accessing the cash window. Under AgVantage, Farmer Mac purchases (and guarantees timely payment of principal and interest
on) mortgage-backed bonds issued by Sellers who also have been certified as "AgVantage certified facilities" (each, an "AgVantage Issuer") based upon Farmer Mac's assessment of their agricultural loan underwriting and servicing capabilities, as well as their creditworthiness. AgVantage bonds, which are general obligations of the AgVantage Issuers, are secured by eligible collateral in an amount ranging from 120% to 150% of the bonds' outstanding principal amount. Eligible collateral consists of Qualified Loans having an aggregate principal balance equal to at least 100% of the bonds' outstanding principal amount and cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States. As of December 31, 1998, 16 AgVantage transactions had been completed with 10 AgVantage Issuers resulting in Farmer Mac guarantees of $143.6 million of bonds (of which $10.8 million remained outstanding at that date, reflecting the short-term nature of the obligations that had been issued).

      Swap Transactions

      Farmer Mac also acquires Qualified Loans from lenders in exchange for Farmer Mac Guaranteed Securities backed by such Qualified Loans. Unlike cash window transactions, which generally involve loans with Farmer Mac-specified terms, swap transactions usually are negotiated with the lender and typically involve the acquisition of loans with payment, maturity and interest rate characteristics that Farmer Mac would not purchase through its cash window. Many Qualified Loans are eligible for swap transactions on the basis of their conformity to Farmer Mac's "existing loan" criteria, which are discussed under "-- Underwriting and Appraisal Standards" below, while Qualified Loans not meeting those criteria are eligible for swap transactions only on the basis of their conformity to Farmer Mac's more stringent credit ratios as of the date of their origination and subject to other performance analyses. In 1998, Farmer Mac consummated two swap transactions with one System Institution aggregating $84.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

      Long-Term Standby Purchase Commitments

     In 1998, Farmer Mac introduced a variation on swap transactions for Sellers seeking to obtain the benefits of a Farmer Mac guarantee on Qualified Loans retained in their portfolios. Under a "long-term standby purchase commitment," Farmer Mac commits to purchase any Qualified Loan in a segregated pool of loans subject to the commitment, if: (a) the Qualified Loan becomes four months delinquent; (b) the Qualified Loan meets Farmer Mac's cash window requirements at the time the Seller requests that Farmer Mac purchase the loan; or (c) the Seller requests that Farmer Mac purchase all of the identified Qualified Loans. In the case of a delinquent Qualified Loan, Farmer Mac will pay the Seller a predetermined price for the loan - generally, principal plus accrued interest; in the case of a Qualified Loan under clause (b) or (c), the price for the Qualified Loan(s) would be negotiated at the time of purchase. This structure permits the Seller to retain the segregated loans in its portfolio while reducing its credit and concentration exposures and, consequently, its regulatory capital requirements. In consideration for Farmer Mac's assumption of the credit risk on the segregated loans, the recipient of the commitment pays fees to Farmer Mac on the outstanding balance of the loans approximating what would have been Farmer Mac's guarantee fee had the loan been exchanged with Farmer Mac in a swap transaction.

     During the fourth quarter of 1998, Farmer Mac entered into a long-term standby purchase commitment with a System Institution for the purchase of Qualified Loans to be subsequently identified by the institution. During the first quarter of 1999, Farmer Mac entered into a long-term standby purchase commitment with another System Institution covering an identified pool of $407.7 million of seasoned Qualified Loans.

      Negotiated Purchases

      Farmer Mac may also purchase portfolios of Qualified Loans that qualify as "existing loans" and otherwise meet the characteristics of loans qualifying for swap transactions, as described above. To date, no such transactions have been completed.

      Underwriting and Appraisal Standards

      Farmer Mac has established Underwriting and Appraisal Standards for Qualified Loans in an effort to reduce the risk of loss from defaults by borrowers and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participants in the Farmer Mac I Program. These standards were developed on the basis of industry norms for mortgage loans qualified to be sold in the secondary market and were designed to assess the creditworthiness of the borrower, as well as the value of the mortgaged property relative to the amount of the Qualified Loan. Farmer Mac requires Sellers to make representations and warranties regarding the conformance of Qualified Loans to these standards and any other requirements it may impose from time to time.

      The Underwriting Standards require, among other things, that the loan-to-value ratio for any Qualified Loan (other than a part-time farmer loan) not exceed 70% (which Farmer Mac reduced from 75% in 1996 in light of its status as a "first loss guarantor"). In the case of newly originated Agricultural Real Estate Qualified Loans that are not part-time farmer loans, borrowers must also meet certain credit ratios, including: (i) a pro forma (after closing the new loan) debt-to-asset ratio of 50% or less; (ii) a pro forma cash flow debt service coverage ratio of not less than 1:1 on the mortgaged property; (iii) a total debt service coverage ratio, computed on a pro forma basis, of not less than 1.25:1, including farm and non-farm income; and (iv) a ratio of current assets to current liabilities, computed on a pro forma basis, of not less than 1:1. In early 1997, Farmer Mac introduced a premium loan program for loans to highly creditworthy borrowers. Under that program, Qualified Loans meeting certain more stringent Underwriting Standards than the foregoing loan-to-value and credit ratios would qualify for purchase at a lower net yield than those applicable to loans not meeting the higher standards.

      In the case of an existing (seasoned) loan, sustained performance is considered by Farmer Mac to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms. An existing loan generally will be deemed a Qualified Loan, eligible for purchase or inclusion in a pool of loans to be securitized, if it has been outstanding for at least five years and has a loan-to-value ratio (based on an updated appraisal) of 60% or less, and there have been no payments more than 60 days past due during the previous three years and no material restructurings or modifications for credit reasons during the previous five years.

     In the case of Rural Housing Qualified Loans and Qualified Loans under the part-time farmer program, up to 85% of the appraised value of the property may be financed if the amount above 70% is covered by private mortgage insurance, which amount Farmer Mac may change in light of recent modifications to Federal law respecting private mortgage insurance coverage. For newly originated Agricultural Real Estate Qualified Loans on part-time farm properties, the borrower must generate sufficient income from all sources to repay all creditors. A borrower's capacity to repay debt obligations is determined by two tests: (i) the borrower's monthly mortgage-payment-to-income ratio should be 28% or less and (ii) the borrower's monthly debt payment-to-income ratio should be 36% or less.

      The Underwriting Standards provide that Farmer Mac may, on a loan-by-loan basis, accept loans that do not conform to one or more of the Underwriting Standards when: (a) those loans exceed one or more of the Underwriting Standards to which they do conform to a degree that compensates for noncompliance with one or more other Standards ("compensating strengths"); and (b) those loans are made to producers of particular agricultural commodities in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers. The acceptance by Farmer Mac of loans that do not conform to one or more of the Underwriting Standards is not intended to provide a basis for waiving or lessening in any way the requirement that loans be of high quality in order to qualify for purchase or inclusion in a pool of loans to be securitized. The entity that requests the acceptance by Farmer Mac of such loans bears the burden of convincing Farmer Mac that the loans meet both tests as set forth in clauses (a) and (b) above and that the inclusion of such loans in a pool will not weaken the overall performance of the pool.

      The Appraisal Standards for newly originated Qualified Loans require, among other things, that the appraisal function be performed independently of the credit decision making process. The Appraisal Standards require the appraisal function to be conducted or administered by an individual meeting certain qualification criteria and who (a) is not associated, except by the engagement for the appraisal, with the credit underwriters making the loan decision, though both the appraiser and the credit underwriter may be directly or indirectly employed by a common employer; (b) receives no financial or professional benefit of any kind relative to the report content, valuation or credit decision made or based on the appraisal product; and (c) has no present or contemplated future direct or indirect interest in the appraised property. The Appraisal Standards also require uniform reporting of reliable and accurate estimates of the market value, market rent and net property income characteristics of the mortgaged property and the relative market forces.

      Sellers

      In addition to its Underwriting and Appraisal Standards, Farmer Mac has established minimum eligibility requirements for Sellers. A Seller may be a System Institution, bank, insurance company, business and industrial development company, savings and loan association, association of agricultural producers, agricultural cooperative, commercial finance company, trust company, credit union or other financial entity. In addition to the Farmer Mac stock ownership requirements discussed below, Sellers generally are required to have stockholders' equity of at least $1 million or at least $500,000 of net worth (as defined by Farmer Mac) in order to be approved as a Seller of Qualified Loans to Farmer Mac. Sellers are also required to have a staff experienced in agricultural lending and servicing, to maintain a fidelity bond and either an errors and omissions, mortgage impairment or mortgagee interest policy providing coverage in an amount determined by Farmer Mac from time to time, and to provide representations and warranties to Farmer Mac regarding the qualifications of Qualified Loans sold to Farmer Mac.

      In order to facilitate a wide distribution of Farmer Mac's Voting Common Stock and give program participants an ownership interest in the secondary market, Farmer Mac has established minimum Voting Common Stock ownership requirements ("Ownership Requirements") for Sellers, subject to certain exceptions. Class B Common Stock may be held only by System Institutions; Class A Common Stock may be held only by banks, insurance companies and other financial entities that are not System Institutions. Class B stockholders must own at least 100 shares of Class B Common Stock to be considered as Sellers. There are separate Ownership Requirements for each of four categories of Class A stockholders to be considered as Sellers based on the size of their respective institutions. "Small Institutions" having not more than $50 million in assets must own at least 100 shares of Class A Common Stock. "Intermediate
Institutions" having more than $50 million and not more than $100 million in assets must own at least 200 shares of Class A Common Stock. "Large Institutions" having more than $100 million and not more than $500 million in assets must own at least 500 shares of Class A Common Stock. "Major Institutions" with more than $500 million in assets must own at least 2,000 shares of Class A Common Stock. In determining the size of an institution for eligibility as a Seller and compliance with the Ownership Requirements, "related corporations" within the meaning of Section 318 of the Internal Revenue Code of 1986, as amended, will be treated as a single entity. Once a holder has purchased the requisite amount of Voting Common Stock, all "related corporations" will be deemed to have met the Ownership Requirements. The determination of an institution's size for eligibility as a Seller and compliance with the Ownership Requirements will be made at the time the entity sells (or swaps) loans into the Farmer Mac I Program.

      By statute, no stockholder may own, directly or indirectly, more than 33% of the outstanding number of shares of Farmer Mac's Class A Voting Common Stock. There are no restrictions on the maximum purchase or holding of Class B Voting or Class C Non-Voting Common Stock.

      The foregoing Ownership Requirements do not apply to those Sellers that cannot purchase shares of Voting Common Stock because of legal restrictions on their ownership of such shares, provided that such participants undertake to make the minimum purchases if and when such restrictions are withdrawn. The Ownership Requirements also do not apply to eligible participants that Farmer Mac may determine by resolution need not comply with the requirements. Farmer Mac may waive the Ownership Requirements for eligible participants whose purchase of Voting Common Stock is not barred by legal restrictions but is, as a practical matter, virtually impossible. For example, a state or local government agricultural or rural housing finance agency that is not legally barred from owning Voting Common Stock but which is unable to obtain funds to purchase such stock might be permitted to become a participant if it met all other eligibility standards and its participation were deemed to be in the best interests of Farmer Mac. To date, no such waiver resolution has been requested by a potential participant.

      Farmer Mac reserves the right, in its sole discretion, to change the Ownership Requirements for Sellers that are Class B stockholders, or any of the four categories of Sellers that are Class A stockholders, in order to permit maximum participation in Farmer Mac's programs. To date, no such changes to the Ownership Requirements have been made and none are currently anticipated.

      Servicing

      Farmer Mac does not directly service Qualified Loans held in its portfolio, although it does act as "master servicer" with respect to Qualified Loans underlying Farmer Mac Guaranteed Securities issued under the Farmer Mac I Program. Qualified Loans can be serviced only by a servicing entity that has entered into a central servicing contract with Farmer Mac. Sellers of Qualified Loans sold into the Farmer Mac I Program have a right to retain certain servicing functions (typically direct borrower contacts) and may enter into field servicing contracts with the appropriate central servicers to specify such servicing functions.

      Farmer Mac I Securities

      Farmer Mac issues securities that are guaranteed by it as to timely payment of principal and interest and that are backed either by Qualified Loans, or obligations backed by Qualified Loans, or by Guaranteed Portions. Collectively, these are called "Farmer Mac Guaranteed Securities." Farmer Mac Guaranteed Securities issued under the Farmer Mac I Program are referred to as "Farmer Mac I Securities." Farmer Mac Guaranteed Securities issued under the Farmer Mac II Program are referred to as "Farmer Mac II Securities."

      By statute, public offerings of Farmer Mac Guaranteed Securities are required to be registered with the U.S. Securities and Exchange Commission (the "SEC") under the federal securities laws; accordingly, Farmer Mac maintains a shelf registration statement with the SEC pursuant to which public offerings of such securities can occur. Farmer Mac may also issue Farmer Mac Guaranteed Securities in private, unregistered transactions. U.S. Bank Trust National Association, a national banking association based in Minneapolis, Minnesota, serves as trustee for each trust underlying Farmer Mac I Securities, although Farmer Mac anticipates assuming the trustee function and, thus, eliminating the cost associated with a third party trustee as soon as practicable.

      Farmer Mac I Securities are mortgage pass-through certificates issued and guaranteed by Farmer Mac that represent beneficial interests in pools of Agricultural Real Estate Qualified Loans or in obligations backed by pools of Agricultural Real Estate Qualified Loans. Currently, the Farmer Mac I Securities issued by Farmer Mac are single class, "grantor trust" pass-through certificates, which Farmer Mac calls "Agricultural Mortgage-Backed Securities" or "AMBS." These securities entitle each investor to receive a portion of the payments of principal and interest on the underlying pool of Agricultural Real Estate Qualified Loans equal to the investor's proportionate interest in the pool. AMBS are backed by Qualified Loans Farmer Mac has acquired from one or more Sellers, either through its cash window or in negotiated transactions. AMBS may back other Farmer Mac I Securities, including real estate mortgage investment conduit securities ("REMICs") and other agricultural mortgage-backed securities.

     Farmer Mac I Securities are not assets of Farmer Mac, except when acquired for investment purposes, nor are Farmer Mac I Securities recorded as liabilities of Farmer Mac. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying Qualified Loans, even if Farmer Mac has not actually received such scheduled payments. Farmer Mac I Securities enable Farmer Mac to further its statutory purpose of increasing the liquidity of the agricultural mortgage market and create a source of guarantee fee income for Farmer Mac. Because it guarantees timely payments on Farmer Mac I Securities (without the protection afforded by the minimum 10% cash reserve or subordinated interest required prior to the enactment of changes to Farmer Mac's statutory charter in 1996), Farmer Mac assumes the ultimate credit risk of borrower defaults on the Qualified Loans underlying its guaranteed securities. Those loans are subject to the Farmer Mac Underwriting Standards described above in "- Underwriting and Appraisal
Standards." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit risk management."

      Farmer Mac receives guarantee fees in return for its guarantee obligations on Farmer Mac I Securities. These fees, which are calculated on an annual basis, are paid as installment payments become due and are received on the underlying Qualified Loans until those loans have been repaid or otherwise liquidated from the pool (generally as a result of default). The aggregate amount of guarantee fees received by Farmer Mac depends upon the amount of Farmer Mac I Securities outstanding and on the guarantee fee rate, which, by statute, is capped at 50 basis points (0.50%) per annum. The amount of Farmer Mac I Securities outstanding is influenced by the repayment rates on the underlying Qualified Loans and by the rate at which Farmer Mac issues new Farmer Mac I Securities. In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Securities, the rate of prepayments is likely to slow. In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Securities also is influenced by a variety of economic, demographic and other considerations, including the obligation of borrowers under most loans underlying Farmer Mac I Securities to make a yield maintenance payment (depending upon the level of interest rates) in the event of prepayment of the underlying loan, which tends to serve as a deterrent to prepayments in a declining interest rate environment.

      Transactions Under the Farmer Mac I Program

     As of December 31, 1998, Farmer Mac had purchased $1.6 billion of loans through the Farmer Mac I Program, of which $760.4 million were purchased prior to the enactment of changes to Farmer Mac's statutory charter in 1996 (the "1996 Act") and $817.1 million were purchased subsequent to the enactment of the 1996 Act. Of the loans purchased subsequent to the enactment of the 1996 Act, $731.7 million were purchased through the cash window and $85.4 million were acquired in swap transactions. At December 31, 1998, outstanding Farmer Mac I Securities totaled $796.0 million, of which $228.5 million are held by Farmer Mac. For information regarding Farmer Mac I Program activity in 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Business Volume."

      Funding of Guarantee Claims

     The primary sources of funding for the payment of claims made under Farmer Mac guarantees are the fees Farmer Mac receives for providing its guarantees and Farmer Mac's general assets. A portion of the guarantee fees received by Farmer Mac is required to be set aside in a segregated account as a reserve against losses from its guarantee activities. Among other things, this reserve account must be exhausted before Farmer Mac may issue obligations to the Secretary of the Treasury against the $1.5 billion Farmer Mac is authorized to borrow from the Secretary of the Treasury pursuant to the Act to fulfill its guarantee obligations.

      Although it may borrow from the Treasury, under certain conditions, to meet its guarantee obligations, Farmer Mac expects its total outstanding guarantees eventually to exceed its resources, including amounts in its guarantee reserve account and its limited ability to borrow from the Treasury; however, Farmer Mac does not expect claims under outstanding guarantees to exceed amounts available to satisfy those claims. For information with respect to the reserve account, see Note 6 to the Financial Statements. For a more detailed discussion of Farmer Mac's borrowing authority from the Treasury, see "Farmer Mac's Borrowing Authority from the U.S. Treasury."

      Portfolio Diversification

      Farmer Mac has established a policy goal of diversifying its portfolio of Qualified Loans both geographically and by commodity. For information with respect to the diversification of Farmer Mac's existing portfolio of Qualified Loans, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" and Note 10 to the
Financial Statements.

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

      United States Department of Agriculture Guaranteed Loan Programs

     USDA, acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s. The USDA makes direct loans and also issues guarantees on loans made and serviced by USDA-qualified loan originators (each, a "Lender") for various purposes.

     Under the Farmer Mac II Program, Farmer Mac is one of several competing purchasers from Lenders of Guaranteed Portions of farm ownership loans, farm operating loans, business and industry loans and other loans that are made by these Lenders and guaranteed by the Secretary of Agriculture pursuant to the ConAct (collectively, the "Guaranteed Loans"). Guaranteed Portions, which represent up to 90% of the principal amount of Guaranteed Loans, are fully guaranteed as to principal and interest by the USDA, which guarantee is supported by the full faith and credit of the United States.

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

      Farmer Mac II Securities

      Farmer Mac issues and guarantees the timely payment of principal and interest on Farmer Mac II Securities, which are backed by Guaranteed Portions. Farmer Mac does not guarantee the repayment of the Guaranteed Portions, only the Farmer Mac II Securities that are backed by Guaranteed Portions. In addition to issuing Farmer Mac II Securities to Lenders in swap transactions or to other investors for cash, Farmer Mac also purchases Guaranteed Portions for retention in its portfolio under a master Farmer Mac II Security.

      Transactions Under Farmer Mac II Program

      As of December 31, 1998, Farmer Mac had issued and guaranteed $484.2 million of Farmer Mac II Securities, of which $119.8 million were issued in 1998. Of the $484.2 million of Farmer Mac II Securities issued and guaranteed through December 31, 1998, $336.9 million were outstanding as of that date. Of the $336.9 million of outstanding Farmer Mac II Securities, approximately $306.8 million are held by Farmer Mac. The remaining outstanding Farmer Mac II Securities are held by other investors. See Notes 4 and 10 to the Financial Statements.

Financing

      Debt Issuances

      Farmer Mac issues debt obligations, primarily Discount Notes and Medium-Term Notes, to obtain funds for the Farmer Mac I and Farmer Mac II Programs to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities backed by Guaranteed Portions and/or Qualified Loans.) Farmer Mac's Board of Directors has authorized the issuance of up to $4.0 billion of Notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac Notes may have maturities, bear interest and be redeemable prior to maturity, all as determined by Farmer Mac. Farmer Mac also may issue Notes to maintain reasonable amounts for business operations, including liquidity, relating to the foregoing activities authorized under the Act, and may invest the proceeds of such issuances in accordance with the policies established by the Board from time to time. The Board's current policy authorizes Farmer Mac to invest in U.S Treasury, agency and instrumentality obligations; repurchase agreements; commercial paper; guaranteed investment contracts; certificates of deposit; federal funds and bankers acceptances; certain securities and debt obligations of corporate issuers; asset-backed securities; and corporate money market funds. For information with respect to Farmer Mac's outstanding investments and indebtedness, see Notes 3 and 5 to the Financial Statements.

      Equity Issuances

     By statute, Farmer Mac is authorized to issue Voting Common Stock (which may include additional shares of Class A and Class B Voting Common Stock), non-voting common stock (which may include additional shares of Class C
Non-Voting Common Stock) and preferred stock. Voting Common Stock may be held only by banks, other financial entities, insurance companies and System Institutions that qualify as eligible participants in the Farmer Mac programs. Under the Act, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33% of the outstanding shares of Class A Voting Common Stock. There are no ownership restrictions applicable to non-voting common stock, including Class C Non-Voting Common Stock. Any preferred stock issued by Farmer Mac would have priority over the Common Stock in payment of dividends and liquidation proceeds. The ratio of dividends paid and liquidation proceeds distributed on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock would be three-to-one. The Class C Non-Voting Common Stock is, and any preferred stock would be, freely transferable. The holders of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of Common Stock received any payment upon liquidation, dissolution, or winding up of the business of Farmer Mac. To date, Farmer Mac has not paid any dividends on its outstanding Common Stock, and does not expect to pay dividends in the near future, and has not issued any preferred stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it were to fail to comply with regulatory capital requirements. See Note 7 to the Financial Statements and "Government Regulation of Farmer Mac - Regulation - Capital Standards - Enforcement levels."

     To facilitate the acquisition of Class A Voting Common Stock by lenders seeking to become approved Sellers in the Farmer Mac program, Farmer Mac commenced a continuous direct stock offering program for the sale of Class A Voting Common Stock in early 1997. Under that program, Farmer Mac has sold 35,380 shares of Class A Voting Common Stock to lenders in satisfaction of Farmer Mac's Ownership Requirements with respect to Voting Common Stock. Farmer Mac intends to offer an aggregate of approximately 100,000 shares of Class A Stock through this program to interested eligible investors. As a result of these (and other previous) issuances, there are currently outstanding 1,025,380 shares of Class A Stock, 500,301 shares of Class B Stock and 3,092,330 shares of Class C Stock. Farmer Mac may obtain capital from future issuances of common stock (both voting and non-voting) or preferred stock, although it has no current plans to issue any additional shares of Common Stock, except in connection with the direct offering of Class A Voting Common Stock, which it intends to continue in 1999, and except for programs pursuant to which members of management or the Board of Directors may be granted Class C Non-Voting Common Stock as part of their compensation arrangements.

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

                       GOVERNMENT REGULATION OF FARMER MAC

General

      Public offerings of Farmer Mac Guaranteed Securities must be registered with the SEC under the federal securities laws. Farmer Mac also is required to file reports with the SEC pursuant to the SEC's periodic reporting requirements.

Regulation

      Office of Secondary Market Oversight

      As a System Institution, Farmer Mac is subject to the regulatory authority of the FCA. Through the FCA's Office of Secondary Market Oversight ("OSMO"), the FCA has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac, and to apply its general enforcement powers to Farmer Mac and its activities. The Director of OSMO, who was selected by and reports to the FCA Board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by the Act. The Act requires an annual examination of the financial transactions of Farmer Mac and authorizes the FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination. Farmer Mac is required to file quarterly reports of condition with the FCA, as well as copies of all documents filed with the SEC under the federal securities laws.

      Department of the Treasury

     In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested the FCA, in a cooperative effort with the Department of the Treasury, to "monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Banking and Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period [the transition period for the phase-in of higher capital standards, as provided in the 1996 Act] and beyond, if necessary." Although the "capital deferral period" expired on January 1, 1999, Farmer Mac has not been advised whether this cooperative monitoring effort between the Treasury and the FCA will continue or be terminated.

      Comptroller General/General Accounting Office

      The Act requires the Comptroller General of the United States to perform an annual review of the actuarial soundness and reasonableness of the guarantee fees established by Farmer Mac.

      In July 1998, at the request of a member of Congress, the General Accounting Office initiated a study to assess the ability of Farmer Mac "to add value to the provision of agricultural mortgage credit." The GAO indicated that its study would include an assessment of Farmer Mac's "policies, procedures and practices in conjunction with the activities Farmer Mac has undertaken to carry out its statutory mission of creating an efficient secondary market in agricultural mortgages." The GAO has informed Farmer Mac that it is in the process of preparing a draft report, which the GAO anticipates releasing in final form during the second quarter of 1999.

      Capital Standards

      General. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac - minimum, critical and risk-based. The minimum and critical capital requirements are expressed as a percentage of on-balance sheet assets and a lower percentage of "off-balance sheet obligations" (primarily outstanding Farmer Mac Guaranteed Securities not owned by Farmer Mac (or an affiliate)); each of these percentages increased over the course of a transition period which ended on January 1, 1999, when the highest percentages of minimum and critical capital specified in the Act were triggered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a presentation of Farmer Mac's current regulatory capital position. The Act does not specify the required level of risk-based capital, but directs the FCA to establish a risk-based capital test for Farmer Mac, which is expected to be published for comment later in 1999. See " -- Risk-based capital" below. In the event that Farmer Mac were unable to comply with existing capital requirements or higher capital requirements that may be imposed in the future, the FCA could take enforcement actions against Farmer Mac, including curtailing its business activities. See " -- Enforcement levels" below.

      At December 31, 1998, Farmer Mac's minimum and critical capital requirements were $50.2 million and $25.1 million, respectively, and its actual core capital level was $80.7 million. If the fully-phased in (highest) minimum capital level had been in effect at December 31, 1998, Farmer Mac's actual capital would have been $22.9 million above the requirement.

      Minimum capital level. The highest minimum capital level for Farmer Mac, which became applicable on and after January 1, 1999, is an amount of core capital equal to the sum of 2.75% of Farmer Mac's aggregate on-balance sheet assets, as determined by generally accepted accounting principles, plus 0.75% of the aggregate off-balance sheet obligations of Farmer Mac, specifically including: (i) the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities; (ii) instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities; and (iii) other off-balance sheet obligations of Farmer Mac.

      Critical capital level. By statute, Farmer Mac's critical capital level at any time must be an amount of core capital equal to 50% of the total minimum capital requirement at that time.

      Risk-based capital. The 1996 Act directs the FCA to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth therein, and to commence the related public rulemaking process no sooner than February 1999. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac. For several years, Farmer Mac has conducted its own guarantee fee adequacy analyses, using stress-test models developed internally and with the assistance of outside experts. Those analyses have taken into account the diverse and dissimilar characteristics of the various asset categories for which Farmer Mac must manage its risk exposures, and have evolved as the mix and character of assets under management shifts with growth in the business and the addition of new asset categories. Farmer Mac believes that the risk-based capital test being developed by the FCA should take similar factors into account and should not result in risk-based capital requirements significantly higher than the statutory minimum capital level.

     The FCA has commenced the process of developing a risk-based capital test for Farmer Mac, but has not advised Farmer Mac as to the possible level of risk-based capital that may be required or whether it intends to propose risk-based capital requirements significantly higher than the statutory minimum capital level. In July 1998, the FCA released for public comment a study prepared by consultants retained by the FCA estimating historical loss rates for agricultural real estate loans that may be employed in determining the credit risk component of the risk-based capital test. In January 1999, Farmer Mac submitted its comments to the study, which raised a number of issues and concerns with the approach taken in the study. The FCA has indicated that it anticipates publishing a notice of proposed rulemaking setting forth a proposed risk-based capital test late in 1999. At this time, Farmer Mac is unable to predict when the rulemaking process would likely conclude and when a final regulation imposing a risk-based capital requirement on Farmer Mac would become effective.

      While a risk-based capital requirement significantly above the statutory minimum capital level could have a material adverse effect on Farmer Mac, the ultimate impact of any particular risk-based capital test would have to be evaluated in light of the level of risk-based capital required relative to Farmer Mac's then-existing capital position, the categories of assets against which risk-based capital would have to be maintained, growth in Farmer Mac's business, Farmer Mac's ability to raise additional equity in the capital markets, alternative business strategies available to Farmer Mac and legal, as well as public policy, considerations affecting the applicability of a risk-based capital requirement to Farmer Mac. Accordingly, it is not possible to determine the impact, if any, of a final risk-based capital regulation on Farmer Mac at this time.

      Enforcement levels. The Act directs the FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining capital compliance. Prior to the effective date of a final risk-based capital regulation for Farmer Mac, which is not likely to occur any earlier than 2000, the Act provides that Farmer Mac shall be classified as within "level I" (the highest compliance level) so long as its capital equals or exceeds the then applicable minimum capital level. As of December 31, 1998, Farmer Mac was classified as within level I.

      Failure to comply with the applicable minimum capital level in the Act would result in Farmer Mac being classified as within level III (below the minimum but above the critical capital level) or level IV (below the critical capital level). (Level II is not applicable prior to the effectiveness of the final risk-based capital regulation since it contemplates the failure to comply with the risk-based capital standard.) In the event that Farmer Mac were classified as within level III or IV, the Act requires the Director of OSMO to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified. The mandatory measures applicable to level III include: requiring Farmer Mac to submit (and comply with) a capital restoration plan; prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level IV and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and reclassifying Farmer Mac as within a lower level if it does not submit a capital restoration plan that is approved by the Director or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director.

      If Farmer Mac were classified as within level III, then, in addition to the foregoing mandatory supervisory measures, the Director of OSMO could take any of the following discretionary supervisory measures: imposing limits on any increase in, or ordering the reduction of, any obligations of Farmer Mac, including off-balance sheet obligations; limiting or prohibiting asset growth or requiring the reduction of assets; requiring the acquisition of new capital in an amount sufficient to provide for reclassification as within a higher level; terminating, reducing or modifying any activity the Director determines creates excessive risk to Farmer Mac; or appointing a conservator or a receiver for Farmer Mac. The Act does not specify any supervisory measures, either mandatory or discretionary, to be taken by the Director in the event Farmer Mac were classified as within level IV.

      The Director of OSMO has the discretionary authority to reclassify Farmer Mac to a level that is one level below its then current level (i.e., from level III to level IV) if the Director determines that Farmer Mac is engaging in any action not approved by the Director that could result in a rapid depletion of core capital or if the value of property subject to mortgages backing Farmer Mac Guaranteed Securities has decreased significantly.

Item 2. Properties

      On September 30, 1991, Farmer Mac entered into a long-term lease for its principal offices, which are located at 919 18th Street, N.W., Suite 200, Washington, D.C. 20006. The lease, which is for a term of ten years, covers approximately 7,500 square feet of office space. Farmer Mac's offices are suitable and adequate for its present needs.

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

      The Class A Voting Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "FAMCA." The Class B Voting Common Stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is unaware of any publicly available quotations or prices with respect to that class. The Class C Non-Voting Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "FAMCK."

      The information below with respect to the Class A and Class C Common Stock represents the high and low closing sale prices as reported by The Nasdaq Stock Market for the periods indicated.





                                                     Sale Prices
          Class A Common Stock
                                              ---------------------------
                                                  High          Low
                                              ---------------------------
                                                 (dollars per share)
          1997
          First Quarter......................      $30.00         $23.00
          Second Quarter.....................       25.00          18.00
          Third Quarter......................       18.25          13.50
          Fourth Quarter.....................       19.50          13.00

          1998
          First Quarter......................      $18.88         $16.25
          Second Quarter.....................       20.25          16.63
          Third Quarter......................       20.25          18.13
          Fourth Quarter.....................       18.38          17.00

          1999
          First Quarter (through March 12)...      $18.50         $17.38

          Class C Common Stock

          1997
          First Quarter......................      $38.50         $24.75
          Second Quarter.....................       36.25          25.75
          Third Quarter......................       42.25          33.75
          Fourth Quarter.....................       68.00          38.75

          1998
          First Quarter......................      $64.50         $51.75
          Second Quarter.....................       73.50          52.00
          Third Quarter......................       68.50          34.75
          Fourth Quarter.....................       40.50          27.25

          1999
          First Quarter (through March 12)...      $52.00         $39.25

      As of March 12, 1999, it is estimated that there were 1,603 registered owners of the Class A Voting Common Stock, 104 registered owners of the Class B Voting Common Stock and 1,532 registered owners of the Class C Non-Voting Common Stock outstanding.

     As discussed above in "Farmer Mac Guarantee Program - Financing Equity Issuances," in early 1997, Farmer Mac commenced a continuous direct stock offering program for the sale of Class A Voting Common Stock to facilitate the acquisition of Class A Voting Common Stock by lenders seeking to become approved Sellers in the Farmer Mac program. Through March 12, 1999, Farmer Mac had sold 35,380 shares of Class A Voting Common Stock to 97 financial institutions in 98 transactions. The aggregate offering price for the sales was approximately $662,000. Farmer Mac's Class A Voting Common Stock is exempt from SEC registration under Section 3(a)(2) of the Securities Act of 1933 by virtue of Farmer Mac's status as an instrumentality of the United States. No agent or underwriter was involved in any of these transactions; thus, no underwriting discounts or commissions were paid.

      For information with respect to Farmer Mac's dividend policy, see "Business - Financing - Equity Issuances" and Note 7 to the Financial Statements.

Item 6.     Selected Financial Data


                                                            December 31,
                                           ---------------------------------------------

Summary of Financial Condition:         1998       1997          1996        1995       1994
                                       --------  --------     --------     --------   --------
                                                  (dollars in thousands)

  Cash and cash equivalents       $   540,626  $   177,617  $   68,912  $    8,336  $  73,129
  Investment securities               643,562      656,737      85,799      63,281      9,437
  Farmer Mac guaranteed securities    552,205      442,311     419,260     417,169    367,994
  Loans held for securitization       168,064       47,177      12,999         -         -
  Total Assets                      1,935,300    1,348,135     603,104     512,464    477,238

  Notes and bonds payable
   Due within one year              1,473,688      856,028     259,164     207,422    168,307
   Due after one year                 365,451      402,803     287,128     284,084    288,209

  Total liabilities                 1,854,386    1,273,074     555,899     500,752    465,019
  Stockholders' equity                 80,914       75,061      47,205      11,712     12,219

Selected Financial Ratios:
  Return/(loss) on average assets       0.35%        0.47%       0.14%     (0.13%)    (0.27%)
  Return/(loss) on equity               7.36%        7.57%       2.64%     (5.41%)   (10.34%)
  Average equity to assets              4.75%        6.27%       5.28%      2.42%      2.57%

                                                 Year ended December 31,
                                    --------------------------------------------------

Summary of Operations:                1998       1997        1996      1995     1994
                                    --------   --------   ---------  -------- --------
                                     (dollars in thousands, except per share amounts)
  Interest income                 $ 103,561   $ 80,153    $ 37,353  $ 36,424 $ 31,712
  Interest expense                   92,992     72,992      34,623    34,709   30,303
                                    --------   --------   ---------  -------- --------
     Net interest income             10,569      7,161       2,730     1,715    1,409
  Guarantee fee income                3,727      2,575       1,623     1,263    1,050
  Gain on issuance of AMBS            1,400      2,362       1,070        -        -
  Miscellaneous                         142        253          63       171      177
                                    --------   --------   ---------  -------- --------
   Total revenue                     15,838      12,351      5,486     3,149    2,636
  Other expenses                      9,323       7,840      5,081     3,796    3,968
                                    --------    --------  ---------  -------- --------
   Income/(loss) before income taxes
    and extraordinary item            6,515       4,511        405      (647)  (1,332)
  Income tax expense/(benefit)          772        (115)        12       -        -
  Extraordinary gain                    -        -             384       -        -
                                    --------    --------   ---------  -------- --------
   Net income/(loss)                  5,743       4,626        777     (647)   (1,332)
                                    --------    --------   ---------  -------- --------

Earnings/(Loss) Per Share:

  Class A and B Voting Common Stock
   Basic earnings before
    extraordinary item            $    0.53   $    0.48    $  0.07   $ (0.14)  $ (0.28)
   Basic net earnings             $    0.53   $    0.48    $  0.15   $ (0.14)  $ (0.28)

   Diluted earnings before
     extaordinary item            $    0.52   $    0.46    $  0.07   $ (0.14)  $ (0.28)
   Diluted net earnings           $    0.52   $    0.46    $  0.14   $ (0.14)  $ (0.28)

  Class C Non-Voting Common Stock
   Basic earnings before
     extraordinary item           $    1.60   $    1.44    $  0.22   $ (0.41)  $ (0.85)
   Basic net earnings             $    1.60   $    1.44    $  0.44   $ (0.41)  $ (0.85)

   Diluted earnings before
     extraordinary item           $    1.55   $    1.39    $  0.22   $ (0.41)  $ (0.85)
   Diluted net earnings           $    1.55   $    1.39    $  0.43   $ (0.41)  $ (0.85)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial information at and for the twelve months ended December 31, 1998, 1997 and 1996 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation ("FMMSC") and Farmer Mac Acceptance Corporation ("FMAC"). All material intercompany transactions have been eliminated in consolidation.

Forward-Looking Statements

      Certain statements made in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income and provision for losses; changes in capital position; year 2000 readiness efforts; and other business and financial matters. Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements in excess of statutory minimum and critical capital levels or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, agricultural land values, commodity prices and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; the non-compliance of Farmer Mac's internal systems or the systems of critical vendors with respect to the year 2000 date change; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in Farmer Mac's status as a government-sponsored enterprise.

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

Overview

     During 1998, Farmer Mac built upon the solid foundation laid in 1997 with significant improvement in its financial results and business volume. On a fully taxable equivalent basis, net income increased 40% from $3.0 million in 1997 to $4.2 million in 1998. (Prior to third quarter 1998, net income included provisions for income taxes based on an effective tax rate significantly lower than Farmer Mac's statutory tax rate, due to the recognition of previously deferred tax benefits. On a fully taxable equivalent basis, the provision for taxes, and thereby net income, is adjusted to reflect an effective tax rate equal to Farmer Mac's statutory tax rate). Earnings per share were $0.38 for Classes A and B Common Stock for 1998, compared to $0.30 for 1997 on a fully taxable equivalent basis. Class C earnings per share were $1.14 for 1998, compared to $0.89 for 1997.

     Farmer Mac's improved financial results were attributable to a 28% increase in revenues, compared to a 13% increase in operating expenses (total expenses excluding the provision for loan losses). Growth in revenues was attributable to increased net interest income from on-balance sheet Farmer Mac Guaranteed Securities and other investments and increased guarantee fees, partially offset by reduced gain on sale of AMBS as a result of fewer capital market sales of AMBS due to market volatility in the latter half of 1998. That volatility resulted in lower rates on Treasury securities, but wider spreads on Farmer Mac debt securities and even wider spreads on AMBS. These conditions diminished the economic attractiveness of capital market sales of AMBS, due to lower potential gains on sale, but facilitated Farmer Mac's retention of the AMBS in its portfolio at favorable spreads. The retention of AMBS in Farmer Mac's portfolio will generate net interest income over the long term with a present value in excess of the foregone up-front gain on issuance.

     Net interest income grew 48% in 1998 due to growth in program assets (Farmer Mac I and II Securities and loans held for securitization) and non-program assets (cash and cash equivalents and investments). The increase in program assets reflected continued growth in the Farmer Mac II Program and increased purchases of loans through the Farmer Mac I Program that have not been securitized and sold into the capital markets, including loans backing AMBS that have been issued and retained by Farmer Mac. Non-program assets increased in accordance with Farmer Mac's debt issuance program begun in early 1997 to increase its market presence and investor recognition of its securities and, thereby, improve both spreads on its debt and mortgage-backed securities and the mortgage rates available to farmers, ranchers and rural homeowners. Farmer Mac's principal objective for the proceeds of its debt issuances is their eventual investment in program assets. During the phase in of that objective, the term of which is dependent upon growth in Farmer Mac's core guarantee business, Farmer Mac expects to continue to invest significantly in non-program assets.

      Guarantee fee income grew 45% in 1998 as outstanding Farmer Mac Guaranteed Securities increased by 34% to $1.1 billion. Growth in outstanding Farmer Mac Guaranteed Securities reflects an increase in Farmer Mac I loan purchases, which increased 84% from $230.5 million in 1997 to $424.3 million in 1998. This growth in volume is attributable to increased participation by both traditional and non-traditional lenders, as a result of Farmer Mac's business development efforts. In particular, the involvement of non-traditional lenders, such as mortgage bankers who can utilize their existing facilities and personnel to access the agricultural mortgage market at low marginal costs, has increased the number of outlets offering Farmer Mac loans, as well as resulted in new marketing initiatives to advertise the benefits and availability of Farmer Mac loans.

     As Farmer Mac's volume has increased so has the demand for, and increase in the number of, new competitive products to meet the needs of borrowers and lenders, further broadening Farmer Mac's business base. Examples include a partial open-prepayment loan and long-term standby purchase commitment facility, both introduced in late 1998. The partial open-prepayment loan offers borrowers greater flexibility by allowing them to prepay their mortgages without penalty after the third year. The long-term standby purchase commitment, which is a variation on a swap transaction, permits a lender to segregate a pool of loans in its portfolio and transfer the credit risk on those loans to Farmer Mac, in return for the payment to Farmer Mac of fees on the outstanding balance of the segregated loans approximating what would have been Farmer Mac's guarantee fee had the loans been exchanged with Farmer Mac in a swap transaction. In late 1998, Farmer Mac and a System Institution committed to enter into a long-term standby transaction covering $407.7 million of loans, which closed in early 1999. Farmer Mac believes that this long-term standby transaction, together with the closing in 1998 of two swap transactions totaling $84.4 million with another System Institution, effectively demonstrate how Farmer Mac can better serve traditional agricultural lenders that have large mortgage portfolios and seek more effective and efficient ways to free up capital to support additional business activity and manage their liquidity and credit risk.

     Notwithstanding the increase in outstanding Farmer Mac Guaranteed Securities and the adverse changes in the agricultural economy in 1998, Farmer Mac did not experience any significant change in credit performance. While delinquencies are expected to increase in 1999 due to both the growing number of loans held or securitized by Farmer Mac that are approaching their anticipated peak default years and the current stress in the agricultural economy, Farmer Mac believes overall credit quality remains strong. Furthermore, increased demand by high quality borrowers for mortgages on favorable credit terms, as a result of the stress in the agricultural economy, should provide Farmer Mac with new opportunities to serve agricultural lenders and borrowers, resulting in additional loan purchase volume.

      As an institution, Farmer Mac has grown steadily stronger during the last three years. Throughout that period, Farmer Mac's growth has depended, and will continue to depend, upon ongoing increases in the volume of loans covered by its guarantee. As the Board and management continue to pursue the principal corporate objective of increasing guarantee volume without sacrificing quality, certain factors and conditions remain likely to constrain Farmer Mac's progress, particularly: the organizational bias of many institutions that dominate agricultural lending today toward retaining loans in portfolio rather than selling them, notwithstanding the corporate finance and capital planning benefits they might realize through participation in Farmer Mac's programs; the ability of some lending institutions to subsidize their agricultural mortgage loan rates through price averaging with non-mortgage loans, or by low-return use of their equity, which reduce the relative competitiveness of Farmer Mac's loan rates; uncertainties surrounding the level of future participation in Farmer Mac's programs by non-traditional lenders, which could influence the competitive responses of the more traditional lenders and contribute to Farmer Mac's volume; and downturns in the agricultural economy, as evidenced by the low commodity prices, reduced export demand and adverse weather conditions experienced in 1998 and continuing into 1999, which could adversely affect the development of the Farmer Mac secondary market, particularly if they reduce farm income and decrease land values.

     In addition, as an instrumentality of the United States created by Congress and regulated by governmental agencies, Farmer Mac's future development is subject to political and regulatory considerations. In 1998, the GAO conducted two reviews of Farmer Mac's activities, the first of which addressed the investment activities of Farmer Mac and other government-sponsored enterprises and the second of which reviewed Farmer Mac's statutory mandate and its ability to fulfill that mandate. Farmer Mac believes that its investment practices represent a prudent business strategy for a growing company, and that its growth in the three years since Congress expanded its statutory authorities demonstrates the value of a government-sponsored agricultural secondary market. In addition, the FCA is in the process of developing a risk-based capital test to be applied to Farmer Mac following a public rulemaking process. The details of this risk-based capital standard, and its financial consequences to Farmer Mac, are not yet known. These political and regulatory processes, which will continue to require the attention of Farmer Mac's Board and management, may restrain future growth, to the extent that Farmer Mac's current activities or future initiatives are inhibited by regulatory or political actions.

     Having passed the milestone of $1 billion in outstanding Farmer Mac Guaranteed Securities in 1998, Farmer Mac has established an annuity stream of guarantee fee income that will strengthen its business for many years into the future. Each sequential year's growth compounds that annuity benefit. As significant as Farmer Mac's outstanding guarantee volume is, that volume represents only a small percentage of the total outstanding agricultural mortgage indebtedness that Farmer Mac believes is eligible for its programs. While continued growth in loan volume is expected in 1999, Farmer Mac faces the challenges of establishing a new market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages we believe Farmer Mac's programs provide. But for Farmer Mac to succeed in realizing its business development and profitability goals over the long term, agricultural mortgage lenders, whether traditional or non-traditional, must value the benefits of selling loans to Farmer Mac or otherwise obtaining the benefits of the Farmer Mac guarantee and must be persuaded to modify their business practices accordingly.

      A detailed discussion of Farmer Mac's financial results for the years ended December 31, 1998, 1997 and 1996 follows.

Average Balances and Rates

      The following table provides information regarding interest-earning assets and interest-bearing liabilities for the years ended December 31, 1998, 1997 and 1996.


                                  1998                      1997                              1996
                          --------------------------  ---------------------------   --------------------------
                          Average   Income/  Average   Average   Income/  Average    Average   Income/ Average
                          Balance   Expense   Rate     Balance   Expense   Rate      Balance   Expense  Rate
                          --------------------------   --------------------------    --------------------------
                                                         (dollars in thousands)

 Assets:
 Cash and cash
  equivalents            $  440,815 $ 24,306  5.44%  $  291,525  $ 16,052  5.43%   $  50,016  $ 2,619  5.24%
 Investments                658,665   38,915  5.89%     534,423    31,319  5.85%      77,449    4,345  5.61%
 Farmer Mac guaranteed
  securities                474,083   32,922  6.89%     413,966    30,541  7.33%     408,534   29,672  7.26%
 Loans held for
  securitization            108,743    7,418  6.82%      28,416     2,241  7.88%       8,513      717  8.42%
                          -------------------------    -------------------------      -----------------------
  Total earning assets    1,682,306  103,561  6.11%   1,268,330    80,153  6.28%     544,512   37,353  6.86%
 Other assets                23,519                      27,802                       20,168
                          ---------                   ----------                     -------
  Total assets          $ 1,705,825                  $1,296,132                    $ 564,680
                          ---------                   ---------                      --------
 Liabilities and
  Stockholders' Equity:
  Discount notes        $ 1,253,557  $ 68,102  5.36% $  861,559  $ 46,632  5.34%   $ 210,271  $ 11,136  5.30%
  Medium term notes         360,410    24,890  6.90%    372,918    26,360  7.07%     327,531    23,487  7.17%
                          ---------   ------- -------   ---------  ------- -----    ---------  -------- -----
   Total bearing
       liabi1ities        1,613,967    92,992  5.70   1,234,477    72,992  5.86%     537,802    34,623  6.44%
  Other liabilities          13,484                       9,880                       12,045
                          ---------                   ----------                     --------
   Total liabilities      1,627,451                   1,244,357                      549,847
  Stockholders' equity       78,374                      51,775                       14,833
                          ---------                   ----------                     --------
  Total liabilities and
   stockholders' equity $ 1,705,825                 $ 1,296,132                    $ 564,680
                          ---------                  ----------                     --------
 Net interest income/
  spread                             $ 10,569  0.41%             $  7,161  0.42%              $  2,730  0.42%
                                      ------- -------              ------- -----               -------- ------
 Net yield on interest
  earning assets                               0.63%                       0.56%                        0.50%
                                              -------                      -----                        ------






      The table below sets forth the effect of changes in rates and average balances on the components of net interest income for the years ended December 31, 1998 and 1997. Combined rate/volume variances are allocated based on their relative size.



                                                     1998 vs. 1997                1997 vs. 1996
                                             ---------------------------   --------------------------
                                            Increase (Decrease)   Due to   Increase (Decrease) Due to
                                             Rate     Volume      Total      Rate    Volume      Total
                                            -------  -------     -------   -------  -------     -------
                                                                  (in thousands)
 Income from interest-earning assets
  Cash and cash equivalents                $    22   $ 8,232    $ 8,254      $   100   $ 13,333   $ 13,433
  Investments                                  218     7,378      7,596          193     26,781     26,974
  Farmer Mac guaranteed securi              (1,875)    4,256      2,381          357        512        869
  Loans held for securtization                (341)    5,518      5,177          (48)     1,572      1,524
                                            -------   -------    -------      -------   --------    -------                     -
   Total                                    (1,976)   25,384     23,408          602     42,198     42,800
 Expense from interest-bearing liabilities
  Discount notes                               176    21,294     21,470           83     35,413     35,496
  Medium term notes                           (617)     (853)    (1,470)        (337)     3,210      2,873
                                             -------  -------    -------       ------   -------     -------
   Total                                      (441)   20,441     20,000         (254)    38,623     38,369

Change in net interest income              $(1,535)  $ 4,943    $ 3,408      $   856    $ 3,575    $ 4,431
                                            -------  -------    -------        ------   -------     -------

Results of Operations

      Net Interest Income. Net interest income totaled $10.6 million in 1998 compared to $7.2 million in 1997. The increase in net interest income was due to an increase in the average balance of interest-earnings assets and a 7 basis point increase in net interest yield. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of cash equivalents and investments as a result of Farmer Mac's expanded debt issuance program begun in early 1997. Increases in Farmer Mac Guaranteed Securities and loans held for securitization also contributed to the increase. For further information, see "- Balance Sheet Review." The increase in net interest yield was due to an increase in the balance of "non-interest-bearing" funding, which consists primarily of stockholders' equity, as a result of the $23.0 million stock issuance that occurred in late 1997.

      Net interest income totaled $2.7 million in 1996. The $4.4 million increase from 1996 to 1997 was due largely to the same factors discussed above, as the average balance of interest-earnings assets more than doubled in 1997 and net interest yield increased 6 basis points. The increase in net interest yield was attributable to the increase in the average balance of stockholders' equity as a result of the stock issuance that occurred in late 1996.

     Other Income. Other income increased slightly from $5.2 million in 1997 to $5.3 million in 1998, as an increase in guarantee fee income was largely offset by a decrease in gain on sale of AMBS. Guarantee fee income, which is earned annually on the cumulative outstanding balance of guaranteed securities, including those issued in prior years, increased from $2.6 million in 1997 to $3.7 million in 1998 due to a corresponding increase in the outstanding balance of guaranteed securities. While AMBS issuances increased during 1998 compared to 1997, gains on sale of AMBS decreased due to the temporary changeover to a retained portfolio strategy in the latter half of 1998 (see "Overview"). In 1998, Farmer Mac recognized a $1.4 million gain on the sale of $141.7 million of AMBS, compared to a $2.4 million gain on the sale of $197.5 million of AMBS in 1997. Miscellaneous income, the third component of other income, totaled $142 thousand in 1998, compared to $253 thousand in 1997. For year-end 1997, miscellaneous income included the difference between the amount Farmer Mac had accrued for expenses in 1996 related to litigation and the actual amount incurred, which was lower as a result of the settlement of that litigation in January 1997.

      Other income increased $2.4 million in 1997 to $5.2 million compared to total other income of $2.8 million in 1996. The increase in other income from 1996 to 1997 was due to increases in both guarantee fee income and gain on sale of AMBS. Guarantee fee income increased $952 thousand during 1997 due to an increase in outstanding guarantees, while gain on sale of AMBS increased $1.3 million due to an increase in the amount of AMBS sold to capital market investors.

      Other Expenses. Other expenses, excluding the provision for loan losses, totaled $7.7 million in 1998, compared to $6.9 million in 1997 and $4.8 million in 1996. The increases in operating expenses were attributable to increased compensation and other costs related to expanded operations since the enactment in 1996 of the revised legislative authorities to Farmer Mac's statutory charter. Farmer Mac's provision for losses totaled $1.6 million in 1998, compared to $990 thousand in 1997 and $263 thousand in 1996. The increases in the provision for losses were due to an increase in outstanding AMBS for which Farmer Mac assumes 100% of the credit risk (see " - Risk Management - Credit risk management").

     Income Tax Benefit/Expense. In 1998 and 1997, Farmer Mac recognized $1.5 million and $1.7 million, respectively, of previously unrecognized tax benefits. As a result, Farmer Mac reported tax expense of $772 thousand in 1998 and a net tax benefit of $115 thousand in 1997. The tax benefits recognized in 1998 and 1997, which related primarily to net operating losses incurred in prior years, had not been recognized due to uncertainty regarding the level of future profitability. As certainty regarding future profitability increased, however, Farmer Mac recognized the deferred tax benefits. As of June 30, 1998, all previously unrecognized tax benefits had been recognized. Accordingly, Farmer Mac's effective tax rate in future periods will approximate its statutory tax rate of 34 percent. For further information regarding income taxes, see Note 8 to the Financial Statements.

      Extraordinary Gain. In 1996, Farmer Mac recognized an extraordinary gain of $384 thousand from the early extinguishment of $8.0 million of debt. There was no early extinguishment of debt in 1998 or 1997.

     Business Volume. During 1998, purchases of Qualified Loans under the Farmer Mac I Program increased 84%, from $230.5 million in 1997 to $424.3 million in 1998. Purchase volume in 1998 includes $84.4 million of loans acquired through "swap transactions" and $339.9 million of loans acquired through Farmer Mac's cash window. During 1997, virtually all of Farmer Mac's loan purchases came through the cash window. Cash window transactions usually involve purchases of newly originated loans, while swap transactions typically represent acquisitions of seasoned loans.

      In addition to the increase in purchase volume in 1998, Farmer Mac also entered into a long-term standby purchase commitment covering $407.7 million of seasoned Qualified Loans, which was completed in January 1999.

     During 1998, Farmer Mac issued $301.7 million of AMBS, of which $141.7 million were sold to capital market investors, $84.4 million were issued in exchange for Qualified Loans in swap transactions and $75.6 million were retained by Farmer Mac. During 1997, Farmer Mac issued $197.5 million of AMBS, all of which were sold to capital market investors. The decrease in AMBS sold to capital market investors, and corresponding increase in retained AMBS, was due to the temporary changeover to a retained portfolio strategy during the third quarter of 1998 (see "Overview").

     Indicators of future guarantee volume, particularly cash window activity, include outstanding commitments to purchase Farmer Mac I loans and the total balance of loans in the Farmer Mac I "pipeline." Farmer Mac enters into mandatory delivery commitments to purchase loans. If a Seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the Seller to pay a fee to extend or cancel the commitment. At December 31, 1998, outstanding commitments to purchase Farmer Mac I loans totaled $23.8 million, compared to $10.8 million at December 31, 1997. The Farmer Mac I pipeline represents loans submitted for approval or approved but not yet purchased. (Not all loans in the pipeline are purchased, as some are denied for credit reasons or withdrawn by the Seller.) The Farmer Mac I pipeline totaled $210.2 million at December 31, 1998, compared to $81.8 million at December 31, 1997.

Balance Sheet Review

      Assets. At December 31, 1998, total assets were $1.9 billion compared to $1.3 billion at December 31, 1997. The increase in assets was due to increases in both program assets (Farmer Mac Guaranteed Securities and loans held for securitization) and non-program assets (cash and cash equivalents and investments). Non-program assets increased from $834.4 million at December 31, 1997 to $1.2 billion at December 31, 1998. This increase was due to continued implementation of Farmer Mac's debt issuance program begun in early 1997. The change in program assets, which increased by $230.8 million during 1998, reflects continued growth in the Farmer Mac II Program and increased purchases of mortgages through the Farmer Mac I Program, which have not yet been securitized and sold into the capital markets, including the $75.6 million of AMBS retained in Farmer Mac's portfolio during 1998 due to capital market conditions. For further information regarding Farmer Mac I and II Securities held by Farmer Mac, see Note 4 to the Financial Statements.

     Liabilities. Total liabilities increased from $1.3 billion at December 31, 1997 to $1.8 billion at December 31, 1998. Most of Farmer Mac's liabilities are due within one year since most of Farmer Mac's assets are short- or long-term floating rate investments. Notes payable due after one year totaled $365.5 million at December 31, 1998, compared to $402.8 million at December 31, 1997. Long-term debt at December 31, 1997 includes $120.0 million of debt issued in conjunction with interest rate swaps, which convert the fixed rate interest cost to a floating rate (see "- Risk Management"). As of December 31, 1998, no such interest rate swaps were outstanding as the swaps and related debt were called during the year. During 1998, $175.7 million of long-term debt was called.

      Capital. At December 31, 1998, Farmer Mac's stockholders' equity totaled $80.9 million, an increase of $5.9 million from December 31, 1997. This increase was primarily due to net income earned during 1998. At December 31, 1998 and December 31, 1997, Farmer Mac's regulatory required minimum capital was $50.2 million and $30.0 million, compared with actual regulatory capital of $80.7 million and $75.1 million, respectively (see " Liquidity and Capital Resources - Capital Requirements").

      Off-Balance Sheet Farmer Mac Guaranteed Securities. At December 31, 1998, outstanding off-balance sheet Farmer Mac Guaranteed Securities totaled $597.6 million, compared to $409.1 million at December 31, 1997. For further information regarding off-balance sheet Farmer Mac Guaranteed Securities, see "- Risk Management - Credit risk management."

Risk Management

      Interest-rate risk management. Interest-rate risk is the risk that interest rate changes could materially affect the value, or future earnings, of Farmer Mac. Farmer Mac is exposed to two primary sources of interest-rate risk:
(a) Farmer Mac I and II Securities and other assets held for investment and (b) loans held for securitization.

     Farmer Mac is subject to interest-rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to Farmer Mac I and II Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities. Mortgage prepayments can cause fluctuations in the value of Farmer Mac to the extent that they change the cash flows of Farmer Mac's assets. Yield maintenance provisions associated with many of the loans underlying Farmer Mac I Securities reduce, but do not eliminate, this risk. Yield maintenance provisions require borrowers to make an additional payment to Farmer Mac when they prepay their loans. This payment is calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the loan not prepaid. None of the loans underlying Farmer Mac II Securities have yield maintenance provisions. Loans without yield maintenance provisions represented 39% of the total principal amount of all loans underlying Farmer Mac I and II Securities at December 31, 1998.

      There is less interest-rate risk related to Farmer Mac's portfolio of non-program assets (cash and cash equivalents and investments) because it consists entirely of non-prepayable fixed-rate investments or prepayable investments that reprice within one year. However, Farmer Mac does invest in certain adjustable-rate investments that limit or "cap" the amount the investment coupon rate can increase. Such capped investments totaled $333.5 million at December 31, 1998.

      Farmer Mac's primary strategy to manage interest-rate risk related to Farmer Mac I and II Securities and other assets held for investment is to fund them with liabilities that have similar durations or average cash flow patterns over time. To achieve the desired liability duration, Farmer Mac uses a mix of short-term Discount Notes and callable and non-callable Medium-Term Notes (see
Note 5 to the Financial Statements). By using a mix of liabilities that includes callable debt, the duration of the liabilities will tend to increase or decrease as interest rates change in a manner similar to changes in the duration of the assets. Farmer Mac manages the interest-rate risk related to capped adjustable-rate investments by purchasing interest rate contracts that effectively "uncap" the investments (see Note 10 to the Financial Statements).

      Farmer Mac is also subject to interest-rate risk on loans held for securitization, including loans committed to be, but not yet, purchased. When Farmer Mac commits to purchase a Qualified Loan, it is exposed to interest-rate risk between the time it commits to purchase the loan and the time it either (a) sells AMBS backed by the loan or (b) issues debt to retain the loan in its portfolio, although issuing debt to fund the loans as an investment does not fully mitigate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above. As of December 31, 1998, the balance of loans committed or purchased and not yet sold or funded as retained investments totaled $191.0 million. Farmer Mac manages the interest-rate risk related to such loans through the use of off-balance sheet derivative financial instruments, including interest-rate swap contracts and Treasury futures contracts. Of the total balance of loans committed or purchased and not yet sold forward or funded as retained investments, $139.4 million were hedged with interest-rate swap contracts and $29.6 million were hedged with Treasury futures contracts. The remaining portion consisted of adjustable-rate loans that Farmer Mac does not hedge. Interest rate swap contracts reduce Farmer Mac's interest rate exposure to changes in both Treasury rates and AMBS and debt spreads by converting the loan rate to a quarterly adjustable rate. Unlike interest rate swaps, Treasury futures only mitigate Farmer Mac's exposure to changes in Treasury rates; Farmer Mac manages its exposure to changes in AMBS spreads and debt spreads by monitoring those spreads and by forward selling or funding loans as often as possible. For further information regarding off-balance sheet derivative financial instruments, see Note 10 to the Financial Statements.

      Farmer Mac has established policies and implemented interest-rate risk management procedures to monitor its exposure to interest rate risk. Management performs sensitivity analyses of Farmer Mac's fair value of equity (FVE) and calculates the duration gap, as measured by the duration of equity, on an ongoing basis. These risk measures are reviewed regularly by management's Asset Liability Committee and the Finance Committee of the Board of Directors to ensure compliance with Farmer Mac's interest-rate risk policy limits.

     The simulation of FVE is the process of generating multiple paths for future interest rates starting from a "base" yield curve and then discounting the estimated cash flows under those rate paths to arrive at the estimated fair value of Farmer Mac's assets, liabilities and off-balance sheet items. Farmer Mac uses a commercially developed model to perform the FVE analysis. The analysis, which is based on Farmer Mac's existing assets, liabilities and off-balance sheet financial instruments, and does not assume any new business, measures the change in FVE under seven interest rate scenarios. The interest rate scenarios include a "base case" in which the "base" yield curve is equal to the current yield curve, and six parallel and instantaneous shocks to the "base" yield curve (plus and minus 100, 200 and 300 basis points). Inherent in the FVE sensitivity analysis presented is the assumption that interest rate changes occur as instantaneous parallel shifts in the yield curve. In reality, such shifts are rarely instantaneous or parallel. In addition, actual future market conditions may differ materially from those assumed in the analysis. For example, actual loan prepayments and Farmer Mac AMBS and debt spreads may differ significantly from those assumed in the analysis. Accordingly, the results of the FVE sensitivity analysis should not be viewed as a projection of future results.

      The following schedule summarizes the results of Farmer Mac's FVE sensitivity analysis at December 31, 1998.


        Interest Rate Scenario       Percentage Change in FVE from Base Case
       --------------------------    ---------------------------------------
                + 300 bp                            -11.0%
                + 200 bp                            - 6.9%
                + 100 bp                            - 1.2%
                Base case                             0.0%
                - 100 bp                              0.0%
                - 200 bp                             -0.6%
                - 300 bp                             -1.2%


      Farmer Mac's duration of equity at December 31, 1998 was approximately 0.6 years, or 7 months. At December 31, 1998, Farmer Mac was in compliance with the established policy limits for FVE and duration gap interest-rate risk.

     Credit risk management. Farmer Mac' primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages. Farmer Mac is exposed to credit risk on loans it holds, as well as on loans backing securities issued to third parties because of Farmer Mac's guarantee of the timely payment of principal, including any balloon payments, and interest on the securities. Loans held or guaranteed by Farmer Mac can be divided into three groups: (a) pre-1996 Act Farmer Mac I loans; (b) post-1996 Act Farmer Mac I loans; and (c) Farmer Mac II loans.

      For pre-1996 Act loans, Farmer Mac's credit risk exposure is mitigated by subordinated interests. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. At December 31, 1998, the subordinated interest of each outstanding security backed by pre-1996 Act Farmer Mac I loans was equal to or greater than 10% of the total outstanding balance. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac assumes 100% of the credit risk on post-1996 Act Farmer Mac I loans. Farmer Mac mitigates the credit risk related to these loans through the application of its Underwriting and Appraisal Standards and by requiring collateral in the form of the real estate (see "Business - Farmer Mac I - Underwriting and Appraisal Standards"). Farmer Mac's credit exposure on Farmer Mac II loans is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the subordinated interests, or to Farmer Mac II loans because of the USDA guarantee.

      As of December 31, 1998 and 1997, the outstanding principal balance of loans held or guaranteed by Farmer Mac is summarized in the table below. Included in the table is the pro forma effect of the $407.7 million long-term standby purchase commitment agreed to in December 1998 and closed in January 1999 (see " - Results of Operations - Business Volume"). Farmer Mac's credit exposure on a long-term standby purchase commitment is the same as that of a post-1996 Act Farmer Mac I loan.



                                            December 31,
                               ------------------------------------
                               1998                          1997
                               -------------------------- ---------
                                 Actual     Pro forma(1)    Actual
                               ----------   ------------- ---------
                                        (in thousands)

 Farmer Mac I loans
  Post-1996 Act              $   788,905    $ 1,196,607   $ 341,213
  Pre-1996 Act                   174,783        174,783     228,904
 Farmer Mac II loans             336,914        336,914     272,777
                              ----------      ----------  ----------


                             $ 1,300,602    $ 1,708,304   $ 842,894
                               ----------     ----------  ----------

(1) Includes the January 1999 long-term standby purchase commitment.


     Farmer Mac continually assesses its credit risk exposure related to post-1996 Act Farmer Mac I loans by monitoring agricultural economic conditions and evaluating the credit quality of those loans. Despite adverse trends in agricultural economic conditions in 1998 and continuing into 1999, particularly low commodity prices, reduced export demand and weather-related problems in certain areas of the country, Farmer Mac believes that the credit quality of the post-1996 Act Farmer Mac I loans remains strong, based on Farmer Mac's credit underwriting, appraisal and diversification standards. The following tables set forth the loan-to-value, geographic and commodity distributions of the post-1996 Act Farmer Mac I loans, including the long-term standby purchase commitment, as of December 31, 1998 and 1997. For information regarding loan-to-value, commodity and geographic distributions of all Farmer Mac I loans, see Note 10 to the Financial Statements.


                                                 December 31,
                                     ---------------------------------
                                        1998                   1997
                                     ---------------------- ----------
                                       Actual   Pro forma(1)  Actual
                                      --------  ----------   --------
 By original loan-to-value ratio:
  0.00% to 40.00%                        10%         26%        17%
  40.01% to 50.00%                       17%         26%        22%
  50.01% to 60.00%                       29%         24%        33%
  60.01% to 70.00%                       35%         23%        28%
  70.01% to 80.00%                        9%          1%         0%
  80.01% to 90.00%                        0%          0%         0%
                                    ---------    --------   --------
    Total                               100%        100%       100%
                                    ---------    --------   --------

 By geographic regions: (2)
  Mid-North                              16%         11%        14%
  Mid-South                               6%          3%         7%
  Northeast                               3%          2%         4%
  Northwest                              33%         59%        33%
  Southeast                               4%          1%         8%
  Southwest                              38%         24%        34%
                                  ----------  ---------- ----------
    Total                               100%        100%       100%
                                  ----------  ---------- ----------

 By commodity:
  Crops                                  54%         56%        55%
  Livestock                              17%         22%        20%
  Permanent plantings                    27%         20%        25%
  Part-time farms                         2%          2%         0%
                                  ----------  ---------- ----------
    Total                               100%        100%       100%
                                  ----------  ---------- ----------


 (1)  Includes the January 1999 long-term standby purchase commitment.
 (2)  Regions are defined in Note 10 to the Financial Statements.




      Farmer Mac's policy is to limit its credit exposure in a particular geographic region or commodity to a percentage of the total principal amount of all loans outstanding, considering the credit quality of the loans in that particular geographic region or commodity group based on the borrower's loan-to-value, debt service coverage, equity-to-asset and working capital-to-current asset ratios. For example, the higher concentration in the northwest region as a result of the long-term standby purchase commitment is mitigated by the lower loan-to-value ratios associated with the loans in that transaction, which had a 31% weighted average loan-to-value ratio when the transaction closed.

      The effectiveness of Farmer Mac's underwriting, appraisal and diversification standards is reflected primarily through the level of defaulted loans and related credit losses. At December 31, 1998, post-1996 Act Farmer Mac I loans that were 90 days or more past due (referred to as non-performing or "impaired" loans) totaled $5.5 million, or 0.70% of the total principal amount of all post-1996 Act loans. There were no such delinquent loans as of December 31, 1997. The increase in the delinquency rate of the post-1996 Act Farmer Mac I loans was due to the growing number of loans that are approaching their anticipated peak default years and adverse conditions affecting the agricultural economy. Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher numbers likely to be reported during the first and third quarters of each year due to the semiannual payment characteristics of most Farmer Mac loans, and with the average delinquency level increasing during 1999 due to the foregoing factors.

      Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act loans. At December 31, 1998, Farmer Mac's reserve for loan losses totaled $3.3 million, compared to $1.6 million at December 31, 1997. The reserve as a percentage of outstanding post-1996 Act Farmer Mac I loans was 0.40% and 0.42% at December 31, 1998 and 1997, respectively. Management evaluates the adequacy of the reserve for loan losses on a quarterly basis and considers a number of factors, including: historical charge-off and recovery activity (noting any particular trends in preceding periods); trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; current and anticipated economic conditions; the condition of agricultural segments and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have a geographic or commodity concentration; the degree of risk inherent in the composition of the guaranteed portfolio; the results of its quality control reviews; and its underwriting standards. Although some credit losses are expected to be incurred during 1999 on the existing post-1996 Act Farmer Mac I delinquencies, Farmer Mac expects the losses to be well within current reserve levels.

     To a lesser extent, Farmer Mac is also exposed to institutional credit risk related to: issuers of AgVantage bonds and other investments held by Farmer Mac; Seller and servicers; and interest-rate contract counterparties. AgVantage bonds are general obligations of the AgVantage Issuers and are secured by collateral in an amount ranging from 120% to 150% of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage bonds by evaluating and monitoring the financial condition of the AgVantage Issuers. The credit risk inherent in the investment portfolio is mitigated by Farmer Mac's policy of investing in highly rated instruments and by establishing concentration limits, which reduce exposure to any one counterparty. Farmer Mac's policy limits the dollar amount of investments with one counterparty, excluding the other government-sponsored enterprises (GSEs), to the lesser of 20% of Farmer Mac's stockholders' equity or $25 million, and requires the counterparty to be rated in one of the three highest rating categories by at least one nationally recognized statistical rating organization. As of December 31, 1998, Farmer Mac had investments outstanding with 41 non-GSE counterparties, each of which exceeded 10% of Farmer Mac's stockholders' equity, but no one of which exceeded 19% of its stockholders' equity. The short-term nature of Farmer Mac's investment portfolio also limits its credit risk. At December 31, 1998, 53% of Farmer Mac's investment portfolio consisted primarily of short-term highly liquid investments, with the remainder primarily consisting of longer term, variable rate GSE and agency mortgage-backed securities. Farmer Mac manages institutional credit risk related to Sellers and servicers by requiring such institutions to meet certain standards and by monitoring their financial condition and servicing performance. Credit risk related to interest-rate contracts is discussed in Note 10 to the Financial Statements.

Liquidity and Capital Resources

      Liquidity. Farmer Mac's business programs present funding needs that are driven by the purchase of Qualified Loans, payment of principal and interest on Farmer Mac Guaranteed Securities and the maturities of debt. Farmer Mac's primary sources of funds to meet these needs are issuances of debt obligations, principal and interest payments on mortgages underlying Farmer Mac Guaranteed Securities and net operating cash flows. Because of Farmer Mac's regular participation in the capital markets and its status as a government-sponsored enterprise, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac also maintains a portfolio of cash equivalents, comprised of commercial paper and other short-term investments, to draw upon as necessary. At December 31, 1998 and 1997, Farmer Mac's cash and cash equivalents totaled $540.6 million and $177.6 million, respectively.

      Capital Requirements. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac - minimum, critical and risk-based. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount. Higher minimum and critical capital requirements were phased in over a transition period, which ended on January 1, 1999, when the highest level of minimum capital became applicable.

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

      Certain enforcement powers are given to the FCA depending upon Farmer Mac's compliance with the capital standards. See "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Enforcement levels." As of December 31, 1998 and 1997, Farmer Mac was classified as within "level I" (the highest compliance level). The following table sets forth Farmer Mac's minimum capital requirement as of December 31, 1998 based on the then-current requirements and assuming the fully phased-in requirements were in effect:


                                                 Current Requirement             Fully Phased-In Requirement
                                           -----------------------------------------------------------------
                                                                 Capital                           Capital
                                           Amount     Ration     Required        Amount   Ratio    Required
                                           --------- --------  -----------      -------- -------   ---------
 Designated assets:
  Farmer Mac I and II Securities         $  552,205    1.95%   $ 10,768       $  552,205   2.75%   $ 15,186
  Loans held for securitization             168,064    1.95%      3,277          168,064   2.75%      4,622
 Other on-balance sheet assets            1,215,031    2.65%     32,198        1,215,031   2.75%     33,413
 Outstanding balance of Guaranteed                                 -                                    -
  Mortgage Securities held by others        597,576    0.65%      3,885          597,576   0.75%      4,482
 Other off-balance sheet obligations          3,601    0.65%         24            3,601   0.75%         27
                                                                 -------                             -------
 Minimum capital level                                           50,152                              57,730
 Actual core capital                                             80,665                              80,665
                                                                --------                            --------
 Capital surplus                                               $ 30,513                            $ 22,935
                                                                --------                            --------

      In the opinion of management, Farmer Mac has sufficient liquidity and capital for the next twelve months.

Other Matters

      Year 2000. The year 2000 problem relates to the inability of some computer programs to process date-sensitive information due to the use of two digits (rather than four) to define the applicable year. As a result, these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The year 2000 date change potentially could affect Farmer Mac's internal information technology (IT) and non-IT systems, as well as systems utilized by its external vendors. Farmer Mac's internal IT systems, which are "PC software-based," are used to perform critical business processes including purchases of Qualified Loans; sales of AMBS; issuances of debt securities; payments to debt security and AMBS investors; and financial reporting to investors and stockholders. Certain vendors also perform critical business processes by servicing the loans held or securitized by Farmer Mac and administering the guaranteed securities issued by Farmer Mac. Failure of IT and/or vendor systems to handle the year 2000 date change could result in Farmer Mac being unable to perform critical business processes and expose Farmer Mac to significant business risk. Less critical to Farmer Mac's operations are non-IT systems, which include telephones, facsimile machines and systems used to maintain building operations.

      To manage the risks related to the year 2000 date change, Farmer Mac has adopted a Year 2000 Compliance Plan. This Plan consists of four phases: system inventory, system remediation, critical vendor testing and contingency planning. Farmer Mac has completed the system inventory and system remediation phases of its Plan. As part of inventorying and assessing the compliance status of internal IT systems during the system inventory phase, Farmer Mac identified one non-compliant system. This system was replaced in January 1999. Testing of other critical internal IT systems during the system remediation phase identified no additional non-compliant systems. Farmer Mac defines a compliant system as one that will function and process dates in the 21st century without causing significant disruption to Farmer Mac's business operation.

      Farmer Mac's Compliance Plan places significant emphasis on vendors that perform critical business processes because of the higher risk associated with ensuring compliance by external vendors. Farmer Mac has been engaged in discussions with these critical vendors regarding their year 2000 readiness efforts and has not identified any significant year 2000 compliance issues. Farmer Mac will continue to monitor the vendors' year 2000 readiness efforts and expects to complete its assessment of critical vendors by June 30, 1999. To prepare for the possibility that a critical vendor will not be year 2000 compliant, Farmer Mac is developing contingency plans that involve Farmer Mac assuming the duties internally or transferring them to a compliant vendor. Farmer Mac is also developing contingency plans in the event critical internal systems fail. These plans are expected to be completed by June 30, 1999.

      Notwithstanding the potential impact the year 2000 date change may have on the agricultural economy, which Farmer Mac is unable to predict, management believes that the year 2000 date change does not expose Farmer Mac to significant business risk or material loss of revenue, if any, based on its assessment to date of Farmer Mac's internal systems and critical vendors. In addition, Farmer Mac expects total direct costs to complete its year 2000 readiness efforts not to exceed $150 thousand. This amount primarily includes the use of outside consultants to help Farmer Mac evaluate the readiness of internal IT systems and critical vendors. Costs incurred through December 31, 1998 have totaled approximately $75 thousand.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial instrument transactions, including off-balance sheet derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Risk Management - Interest rate risk management" for further information regarding the Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of off-balance sheet derivative financial instruments, including Farmer Mac's accounting policies for such instruments, see Notes 2(k) and 10 to the Financial Statements.

Item 8. Financial Statements

Independent Auditors' Reports

The Board of Directors and Stockholders
Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated balance sheet of the Federal Agricultural Mortgage Corporation and subsidiaries ("Farmer Mac") as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmer Mac as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


Arthur Andersen LLP



Washington, D.C.
January 20, 1999

The Board of Directors and Stockholders
Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated balance sheet of the Federal Agricultural Mortgage Corporation and subsidiaries ("Farmer Mac") as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated balance sheet of Farmer Mac as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998, were audited by other independent auditors whose report dated January 20, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmer Mac as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP



Washington, D.C.
January 23, 1998

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                      December 31,
                                                                 ---------------------
                                                                    1998       1997
                                                                 ----------  ---------
                                                                     (in thousands)
 Assets:
   Cash and cash equivalents                                   $   540,626  $ 177,617
   Investment securities                                           643,562    656,737
   Farmer Mac guaranteed securities                                552,205    442,311
   Loans held for securitization                                   168,064     47,177
   Interest receivable                                              24,526     19,968
   Guarantee fees receivable                                         2,135      1,474
   Prepaid expenses and other assets                                 4,182      2,851
                                                                  ---------- ----------
     Total Assets                                              $ 1,935,300  $ 1,348,135
                                                                  ---------- ----------
 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes and bonds payable
     Due within one year                                       $ 1,473,688  $   856,028
     Due after one year                                            365,451      402,803
   Accrued interest payable                                          7,132        9,783
   Accounts payable and accrued expenses                             4,856        2,815
   Reserve for losses on guaranteed securities                       3,259        1,645
                                                                ----------   ----------

     Total Liabilities                                           1,854,386    1,273,074

 Stockholders' Equity:
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,024,680 and 1,000,100 shares issued and outstanding at
     December 31, 1998 and 1997, respectively                        1,025        1,000
    Class B Voting, $1 par value, no maximum authorization,
     500,301 and 500,301 shares issued and outstanding at
     December 31, 1998 and 1997, respectively                          500          500
    Class C Non-Voting, $1 par value, no maximum authorization,
     3,092,117 and 3,078,214 shares issued and outstanding
     at December 31, 1998 and 1997, respectively                     3,092        3,078
   Additional paid-in capital                                       76,168       75,148
   Accumulated other comprehensive income/(deficit)                    249        1,198
   Retained deficit                                                   (120)      (5,863)
                                                                 ---------- ----------
     Total Stockholders' Equity                                     80,914       75,061

   Total Liabilities and Stockholders' Equity                   $ 1,935,300 $ 1,348,135
                                                                 ----------   ----------


  See accompanying notes to consolidated financial statements.



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For Year Ended December 31,
                                                        ---------------------------
                                                         1998      1997     1996
                                                        --------  -------- --------
                                                 (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                   $ 63,221  $ 47,371  $  6,964
   Farmer Mac guaranteed securities                     32,922    30,541    29,672
   Loans held for securitization                         7,418     2,241       717
                                                       --------  --------  --------
    Total interest income                              103,561    80,153    37,353

 Interest expense                                       92,992    72,992    34,623
                                                       --------  -------- --------
 Net interest income                                    10,569     7,161     2,730

 Other income:
   Guarantee fees                                        3,727     2,575     1,623
   Gain on sale of AMBS                                  1,400     2,362     1,070
   Miscellaneous                                           142       253        63
                                                       --------  -------- --------
    Total other income                                   5,269     5,190     2,756

 Other expenses:
   Compensation and employee benefits                    3,872     3,422     2,361
   Professional fees                                     1,532     1,500       828
   Board of Directors fees and expenses                    330       331       320
   Regulatory fees                                         602       212       250
   General and administrative                            1,373     1,385     1,059
   Provision for losses                                  1,614       990       263
                                                       --------  --------  --------
    Total other expenses                                 9,323     7,840     5,081
                                                       --------  --------  --------
 Income before income taxes and extraordinary item       6,515     4,511       405
 Income tax expense/(benefit)                              772      (115)       12
                                                       --------  --------  --------
 Income before extraordinary item                        5,743     4,626       393
 Extraordinary gain from early extinguishment of debt     -          -         384
                                                       --------  --------  --------
 Net income                                           $  5,743  $  4,626  $    777
                                                       --------  --------  --------

 Earnings per share of Class A and B Voting Common Stock:
   Basic earnings before extraordinary item           $   0.53   $  0.48  $   0.07
   Basic net earnings                                 $   0.53   $  0.48  $   0.15

   Diluted earnings before extraordinary item         $   0.52   $  0.46  $   0.07
   Diluted net earnings                               $   0.52   $  0.46  $   0.14

 Earnings per share of Class C Non-Voting Common Stock:
   Basic earnings before extraordinary item           $   1.60   $  1.44   $ 0.22
   Basic net earnings                                 $   1.60   $  1.44   $ 0.44

   Diluted earnings before extraordinary item         $   1.55   $  1.39   $ 0.22
   Diluted net earnings                               $   1.55   $  1.39   $ 0.43

                        See accompanying notes to consolidated financial statements.




                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                   Loan       Accumulated
                                                   Additional   Receivable       Other
                                          Common    Paid-in      for Stock   Comprehensive  Retained
                                          Stock     Capital      Purchase        Income      Deficit   Total
                                        --------- -----------  ------------  -------------- --------- -------
                                                                    (in thousands)
 Balance, December 31, 1995                2,340     19,331           -           140        (10,099)    11,712

  Issuance of Common Stock
  Class A                                    320      2,240                                               2,560
  Class B                                     93        136        (229)                                   -
  Class C                                  1,489     30,806        (328)                                 31,967
  Change in unrealized gain
   on securities available
   for sale                                                                        189                      189
  Net income                                                                                     777        777
                                                                                                          ------
  Comprehensive Income                                                                                      966
                                       ----------  ----------  ------------  --------------  --------     ------
 Balance, December 31, 1996                4,242     52,513        (557)           329        (9,322)    47,205

  Issuance of Common Stock
  Class A                                     10        166                                                 176
  Class C                                    419     22,605                                              23,024
  Repurchase of Class B
   common stock                              (93)      (136)                                  (1,167)    (1,396)
  Repayment of note
   receivable                                                       557                                     557
  Change in unrealized gain
   on securities available
   for sale                                                                        869                      869
  Net income                                                                                   4,626      4,626
                                                                                                          ------
  Comprehensive Income                                                                                    5,495
                                       -----------  ---------   ---------    --------------   --------   -------
 Balance, December 31, 1997                4,578     75,148         -            1,198        (5,863)    75,061

  Issuance of Common Stock
  Class A                                     25        444                                                 469
  Class C                                     14        576                                                 590
  Change in unrealized gain
   on securities available for sale,
   net of taxes of $279 thousand                                                  (949)                    (949)
  Net income                                                                                   5,743      5,743
                                                                                                          ------
  Comprehensive Income                                                                                    4,794
                                       ------------  --------  ----------    --------------   --------   -------
 Balance, December 31, 1998             $  4,617   $ 76,168     $  -          $ 249         $   (120)  $ 80,914
                                       ------------  --------  ----------    --------------   --------   -------

                                       See accompanying notes to consoldiated financial statements.

                     FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Year ended December 31,
                                                                 -----------------------------------
                                                                     1998        1997        1996
                                                                 ----------   ----------   ---------
                                                                             (in thousands)
 Cash flows from operating activities:
  Income from Operations                                       $     5,743    $   4,626   $       777
  Adjustments to reconcile net income to cash provided by
   operating activities:
   Amortization of investment premiums and discounts                3,701        3,082         3,072
   (Increase) decrease in interest receivable                      (4,558)      (5,147)          751
   Increase in guarantee fees receivable                             (661)        (729)         (172)
   Increase in prepaid expenses and other assets                   (1,331)      (2,145)         (251)
   Amortization of debt premiums, discounts and issuance costs     68,140       46,602        11,131
   (Decrease) increase in accrued interest payable                 (2,651)       2,552        (1,163)
   Increase in accounts payable and accrued expenses                2,041        1,094           981
   Provision for losses                                             1,614          990           263
   Gain on early extinguishment of debt                              -             -            (384)
                                                                 ----------   ----------    ----------
   Net cash provided by operating activities                       72,038        50,925        15,005

 Cash flows from investing activities:
  Purchases of available-for-sale investments                    (377,586)     (427,269)      (30,548)
  Purchases of investment securities                              (12,315)     (211,228)      (21,081)
  Purchases of Farmer Mac guaranteed securities                  (169,710)      (80,641)      (84,452)
  Purchases of loans held for securitization                     (340,820)     (229,628)      (41,637)
  Proceeds from repayment of available-for-sale investments       329,282        47,407         7,677
  Proceeds from repayment of investment securities                 72,502        21,001        23,969
  Proceeds from repayment of Farmer Mac guaranteed securities     132,972        54,508        84,508
  Proceeds from repayment of loans held for securitization          2,612           -             -
  Proceeds from sale of loans held for securitization             140,807       195,450        28,638
                                                                ----------    ----------    ----------
   Net cash used by investing activities                         (222,256)     (630,400)      (32,926)
 Cash flows from financing activities:
  Proceeds from issuance of discount notes                     42,476,008     21,290,333    1,993,048
  Proceeds from issuance of medium-term notes                     179,560        154,913       39,897
  Payments to redeem discount notes                           (41,928,370)   (20,749,007)  (1,908,215)
  Payments to redeem medium-term notes                           (215,030)       (30,420)     (80,760)
  Proceeds from common stock issuance                               1,059         23,757       34,527
  Purchase and retirement of stock                                  -             (1,396)         -
                                                              ------------    -----------   ----------
   Net cash provided by financing activities                      513,227        688,180       78,497
                                                              ------------    -----------   ----------
  Net increase in cash and cash equivalents                       363,009        108,705       60,576

  Cash and cash equivalents at beginning of period                177,617         68,912        8,336
                                                              ------------    -----------   ----------
  Cash and cash equivalents at end of period                   $  540,626     $  177,617  $    68,912
                                                              ------------    -----------   ----------
 Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest                                                    $   29,674     $   20,083  $    24,581
   Income Taxes                                                $    1,471     $       34  $        20
  Non-cash activity:
   Loans securitized and retained as Farmer Mac
    guaranteed securities                                      $   75,567     $       -   $       -
   Loans acquired in exchange for AMBS                         $   84,322     $    1,050  $       -

                                 See accompanying notes to consolidated financial statements.

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") is a federally chartered instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans ("Qualified Loans"). Farmer Mac was created with the enactment of the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act") to provide for the existence of an agricultural secondary mortgage market. Farmer Mac provides liquidity to the agricultural mortgage market by: (i) purchasing newly originated Qualified Loans directly from lenders on a continuing basis through its "cash window;" (ii) exchanging securities issued and guaranteed by Farmer Mac for Qualified Loans that back those securities (the "swap" program); (iii) issuing long-term standby commitments to purchase newly originated and existing (seasoned) Qualified Loans; (iv) purchasing portfolios of existing loans on a negotiated basis; and (v) purchasing mortgage-backed bonds secured by Qualified Loans through its "AgVantage" program.

Farmer Mac conducts its business through two programs, "Farmer Mac I" and "Farmer Mac II." Under the Farmer Mac I Program, Farmer Mac purchases Qualified Loans, which are not guaranteed by any instrumentality or agency of the United States, or obligations backed by Qualified Loans or by Guaranteed Portions (as defined below). Under the Farmer Mac II Program, Farmer Mac purchases the guaranteed portion (the "Guaranteed Portions") of loans guaranteed by the United States Department of Agriculture (the "USDA") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.) (the "ConAct").

Pursuant to its statutory authority, Farmer Mac guarantees timely payments of principal and interest on securities backed by Qualified Loans or Guaranteed Portions ("Farmer Mac Guaranteed Securities") and sells those securities in the capital markets or retains them in its portfolio.

Farmer Mac's principal sources of revenue are: (i) fees it receives in connection with the issuance of its guarantee and commitments to purchase Qualified Loans; (ii) gains on the sales of Farmer Mac Guaranteed Securities backed by Qualified Loans it purchases; and (iii) net interest income earned on its retained portfolio of Farmer Mac Guaranteed Securities, its investments, Qualified Loans purchased pending securitization and mortgage-backed bonds purchased under AgVantage.

By the end of 1998, there were 286 lenders approved as Sellers in the Farmer Mac I Program, operating throughout the contiguous 48 states. During the year, the top 10 Sellers generated 59% of the $226 million of Farmer Mac I cash window loan volume (excluding the "proprietary" loan products discussed below), with no one Seller having accounted for more than 8% of that total. In addition, affiliates of Zions First National Bank ("Zions"), Farmer Mac's largest Class A and Class C stockholder, sold Farmer Mac a total of $95 million of proprietary loan products, with Zions assuming certain interest rate risks associated with the proprietary characteristics of those loans. Had the purchases of proprietary products from Zions and others been included in the foregoing cash window loan total, Zions' sales of proprietary products would have represented 28% of Farmer Mac's total cash window volume for the year and the top 10 Sellers would have generated 68% of the total $340 million of Farmer Mac I cash window loan volume.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following represents the significant accounting policies that Farmer Mac follows in preparing and presenting its financial statements:

(a)  Principles of Consolidation

Farmer Mac has two wholly owned subsidiaries. The principal purpose of the subsidiaries is to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Farmer Mac and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)  Cash and Cash Equivalents

Farmer  Mac  considers  highly  liquid   investment   securities  with  original
maturities of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates market value.

(c)  Investments and Farmer Mac Guaranteed Securities

Investments and Farmer Mac Guaranteed Securities which Farmer Mac has the positive intent and ability to hold to maturity are classified as held-to-maturity. Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts. Other securities for which Farmer Mac does not have the positive intent to hold to maturity have been classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity. Premiums, discounts and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method.

Farmer Mac receives yield maintenance payments when Qualified Loans underlying certain Farmer Mac Guaranteed Securities issued in the Farmer Mac I Program ("Farmer Mac I Securities") prepay. These payments are designed to minimize Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the Qualified Loans not prepaid. Income from yield maintenance payments is recognized when the Qualified Loans prepay and is classified as interest income in the statements of operations.

(d)  Loans Held For Securitization

Loans held for securitization are loans Farmer Mac has purchased through its cash window with the intent of securitizing and either retaining or selling into the capital markets. The loans are carried at the lower of cost or market value on an aggregate basis. Market values are based on outstanding forward sale commitments or current market prices.

(e)  Issuance of Farmer Mac Guaranteed Securities

Farmer Mac issues guaranteed securities backed by loans acquired through the Farmer Mac I and II Programs. The issuance of Farmer Mac Guaranteed Securities generates guarantee fees for the Corporation as compensation for assuming the credit risk on the underlying loans. These fees are recognized as earned over the lives of the underlying loans. Farmer Mac recognizes the portion of guarantee fees generated by Farmer Mac Guaranteed Securities held in its portfolio as guarantee fee income rather than interest income in its statements of operations. Approximately $1.1 million, $1.1 million and $1.0 million of guarantee fees in 1998, 1997 and 1996, respectively, relate to Farmer Mac
Guaranteed Securities held in portfolio. Periodically, Farmer Mac I Securities are sold to capital market investors. When sold, a gain is recognized to the extent sale proceeds, net of issuance costs and hedging gains and losses, exceed the cost basis in the underlying loans.

(f)  Non-Performing Loans

Non-performing (or "impaired") loans are loans for which it is probable that Farmer Mac will not receive all amounts contractually due and includes all loans 90 days or more past due unless the loan is in the process of collection. When a loan held by Farmer Mac is determined to be impaired, interest due on the loan is not recognized as interest income until the payment is received from the borrower. When a loan collateralizing a guaranteed security is placed on non-accrual, the interest income due to the security holder is accrued as part of the provision for losses. Interest previously accrued on loans held by Farmer Mac or interest advanced to security holders is reversed/expensed if deemed uncollectible.

(g)  Notes and Bonds Payable

Notes and bonds payable are classified as due within one year or due after one year based on their contractual maturities. Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the estimated life of the related debt.

(h)  Reserve for Losses on Guaranteed Securities

Management maintains the reserve at levels it deems adequate to absorb losses incurred on outstanding Farmer Mac I Securities issued after the passage in 1996 of changes to Farmer Mac's statutory authorities (the "1996 Act"). No reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act or securities issued under the Farmer Mac II Program ("Farmer Mac II Securities"). Farmer Mac I Securities issued prior to the 1996 Act are supported by unguaranteed subordinated interests, the balances of which were equal to or greater than 10% of the total outstanding balance of each security at December 31, 1998 and is expected to exceed the estimated credit losses on those securities. Loans collateralizing Farmer Mac II Securities are guaranteed by the Secretary of Agriculture. The reserve covers principal losses, as well as interest due to AMBS investors related to loans that are 90 days or more delinquent (unless the loan is well collateralized and in the process of collection). The reserve is increased through periodic provisions charged to expense and reduced by charge-offs, net of recoveries. In estimating losses incurred on outstanding Farmer Mac I Securities, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the guaranteed securities and loans, delinquency trends, and historical charge-off and recovery activity.

(i)  Earnings/(Loss) Per Share

The following schedule reconciles basic and diluted earnings/(loss) per share for the years ended December 31, 1998, 1997 and 1996. Basic earnings per share is based on the weighted average shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all potentially dilutive common stock.


                                    1998                             1997                             1996
                             ------------------------      --------------------------      --------------------------
                                   Dilutive                         Dilutive                        Dilutive
                            Basic   stock    Diluted        Basic    stock    Diluted        Basic   stock    Diluted
                             EPS   options    EPS            EPS    options     EPS           EPS   options     EPS
                           --------------------------      ---------------------------     ---------------------------
                                                      (in thousands, except per share amounts)
 Income before
  extraordinary  item     $ 5,743   $ -      $ 5,743       $ 4,626     $ -     $ 4,626       $  393    $ -    $  393

 Weighted average
  shares:
  Classes A and B           1,516     -        1,516         1,501       -       1,501        1,490      -     1,490
  Class C                   3,086    130       3,216         2,716      118      2,834        1,263      50    1,313
 Earnings per
  share:
  Classes A and B          $ 0.53             $ 0.52       $  0.48             $  0.46       $ 0.07           $ 0.07
  Class C                  $ 1.60             $ 1.55       $  1.44             $  1.39       $ 0.22           $ 0.22

 The computation of earnings per share reflects the 3-to-1 dividend ratio applicable to each share of Class C Non-Voting Common Stock relative to each share of Class A and B Voting Common Stock.

(j)  Income Taxes

Deferred tax assets and liabilities are recognized based on the expected future tax effect of existing differences between the financial reporting and tax reporting bases of assets and liabilities using enacted statutory tax rates. Income tax expense/(benefit) is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(k)  Interest-Rate Contracts and Hedge Instruments

Interest-rate contracts, including interest-rate swaps and caps, are entered into with the intent of synthetically creating interest-earning assets and debt instruments. As such, the net differential received or paid is recorded as an adjustment to interest income or expense of the associated assets or liabilities, on an accrual basis.

Hedge instruments, currently consisting solely of futures contracts, are used by Farmer Mac to manage interest-rate risk exposure related to commitments to purchase loans and loans held for securitization. Farmer Mac monitors the correlation of the change in value of the hedge instrument and the change in value of the hedged loan to determine the effectiveness of the hedge instrument. Gains and losses on hedges that have been terminated or have matured are deferred as an adjustment to the loans' cost basis if the hedges were effective. Gains and losses on ineffective hedges, whether or not they have been terminated or have matured, are recognized directly to income.

(l)  Comprehensive Income

In 1998, Farmer Mac adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income, which is presented in the Statement of Changes in Stockholders' Equity, represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income and unrealized gain/(loss) on securities available-for-sale.

(m)  New Accounting Standards

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These standards, which were effective beginning in 1998, provide for additional disclosures only and had no effect on Farmer Mac's financial position or results of operations. Farmer Mac had no reportable segments as defined in SFAS No. 131.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. SFAS No.133 must be applied to (a) free-standing derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

Farmer Mac has not yet quantified the impact of adopting SFAS No. 133 on its financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

(n)  Reclassifications

Certain reclassifications of prior year information were made to conform with the 1998 presentation.

3. INVESTMENTS

The amortized cost and estimated fair values of investments at December 31, 1998 and 1997 were as follows. Fair value was estimated based on quoted market prices.


                                              1998                                               1997
                              -------------------------------------------------  -------------------------------------------------
                               Amortized   Unrealized   Unrealized                Amortized   Unrealized   Unrealized
                                 Cost         Gain         Loss      Fair Value      Cost        Gain         Loss      Fair Value
                              ----------  ------------ ----------- ------------- ----------- ------------ ------------ -----------
                                                                     (in thousands)
 Held-to-maturity:
  Mortgage-backed
   securities                  $ 130,874   $ 1,631       $   -      $ 132,505    $ 194,625      $ 3,598      $   -      $ 198,223
                             ------------ ------------ ------------ ------------ -----------   ----------  ----------- -----------
   Total held-to-maturity        130,874     1,631           -        132,505      194,625        3,598          -        198,223

 Available-for-sale:
  Asset-backed
   securities                     82,487        82           -         82,569         -             -            -           -
  Commercial paper                 9,879       -             -          9,879         -             -            -           -
  Corporate debt
   securities                    148,897        45           -        148,942      166,009           22         89        165,942
  Certificates of deposit         22,996       -           (194)       22,802       10,000          -           18          9,982
  Mortgage-backed
   securities                    244,017       444           -        244,461      284,432        1,283          -        285,715
                              ------------ ------------ ------------ ----------- ------------  ----------  -----------  ----------
   Total available for sale      508,276       571         (194)      508,653      460,441        1,305        107        461,639

 Cash investment in
  guaranteed investment
  contract                         4,035         8           -          4,043          473          -            1            472
                              ------------ ------------ ------------ ----------- ------------  ----------  -----------  ----------
   Total                       $ 643,185   $ 2,210       $ (194)    $ 645,201    $ 655,539      $ 4,903      $ 108      $ 660,334
                              ------------ ------------ ------------ ----------- ------------  ----------  -----------  ----------

The amortized cost, estimated fair value and yield of investments by remaining contractual maturity at December 31, 1998 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities will differ because of prepayments of the underlying assets or mortgages.



                              Held-to Maturity                     Available-for-Sale                         Total
                     ----------------------------------   ---------------------------------    ----------------------------------
                      Amortized                              Amortized                            Amortized
                        Cost      Fair Value     Yield         Cost      Fair Value    Yield        Cost       Fair Value    Yield
                     ---------- -------------- ----------   ----------- ------------- --------    ----------- ------------ ---------
                                                               (in thousands)

 Due within one year  $ -         $ -              -        $ 42,876     $ 42,686      5.22%      $ 42,876     $ 42,686      5.22%
 Due after one year
  through five years    -           -              -         169,842      169,957      5.56%        69,842      169,957      5.56%
 Due after five years
  through ten years     -           -              -          55,286       55,293      5.63%        55,286       55,293      5.63%
 Due after ten years   130,874     132,505        6.67%      240,272      240,717      5.92%       371,146      373,222      6.19%
                     ---------- ------------  ---------   ------------- ------------- --------  ------------ ------------  ---------
 Total (1)            $130,874    $132,505        6.67%     $508,276     $508,653      5.71%      $639,150     $641,158      5.91%
                     ---------- ------------  ---------   ------------- ------------- --------  ------------ ------------  ---------

 (1) Total excludes cash investment in guaranteed investment contract which matures within 1 year.


4. FARMER MAC GUARANTEED SECURITIES

As of December 31, 1998 and 1997, Farmer Mac Guaranteed Securities included the following:

                                               As of December 31,
               --------------------------------------------------------------------------------
                               1998                                       1997
               ------------------------------------     ---------------------------------------
                             Premiums,                                  Premuims,
                             Discounts                                  Discounts
                             and Other                                  and Other
                 Principal   Deferred     Amortized       Principal     Deferred      Amortized
                  Balance     Costs         Cost           Balance      Costs           Cost
              ------------- -----------  -----------    ------------- ------------  ------------
                                               (in thousands)
 Farmer Mac I
  AMBS          $ 75,554    $   948      $ 76,502        $ -           $ -           $ -
  Other          163,735      5,167       168,902         184,356        8,504        192,860
 Farmer Mac II   306,801         -        306,801         249,451        -            249,451
                ---------   --------     --------         --------     ----------    --------
  Total         $546,090    $ 6,115      $552,205        $433,807      $ 8,504       $442,311
                ---------   --------     --------        --------      ----------    --------



The following table sets forth the amortized costs, unrealized gains and losses and estimated fair values of the Farmer Mac Guaranteed Securities at December 31, 1998 and 1997. The method used to estimate fair value is described in Note 11.


                                                            As of December 31,
                              ---------------------------------------------------------------------------
                                                  1998                                 1997
                              ---------------------------------------------------------------------------
                               Held-to       Available-                  Held-to        Available-
                               Maturity      for-Sale       Total        Maturity       for Sale       Total
                              ---------------------------------------------------------------------------
                                                             (in thousands)

 Amortized cost               $ 475,703     $ 76,502      $ 552,205      $ 442,311     $   -         $ 442,311
 Unrealized gain                  9,810            -          9,810          5,658         -             5,658
 Unrealized loss                   (344)           -           (344)        (1,837)        -            (1,837)
                              ----------    ---------     ----------     ----------    -------       ----------
 Fair value                   $ 485,169     $ 76,502      $ 561,671      $ 446,132     $   -         $ 446,132
                              ----------    ---------     ----------     ----------    -------       ----------


The amortized cost, estimated fair value and yield of investments by remaining contractual maturity at December 31, 1998 are set forth below. The expected maturities of Farmer Mac Guaranteed Securities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages, although borrowers are required to pay a prepayment penalty in some cases.


                                        Amortized
                                          Cost      Fair Value   Yield
                                       ---------- ------------- -------
                                             (dollars in thousands)
 Due within one year                    $  13,635   $  13,470     7.42%
 Due after one year through five years     54,730      55,001     7.01%
 Due after five years through ten years    73,652      75,107     7.29%
 Due after ten years                      410,188     418,093     7.42%
                                        ---------   ----------- -------
  Total                                 $ 552,205   $ 561,671     7.36%
                                        ---------   ----------- -------


Of the total Farmer Mac Guaranteed Securities held by Farmer Mac at December 31, 1998, $344.4 million and $207.8 million were fixed- and variable-rate securities, respectively. There were no sales of Farmer Mac Guaranteed Securities from its portfolio during the years ended December 31, 1998 and 1997.

5. NOTES AND BONDS PAYABLE

Farmer Mac borrowings are comprised of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of less than 90 days, whereas medium-term notes generally have maturities of one to 10 years. The following table sets forth information related to Farmer Mac's borrowings for 1998 and 1997.


                                          1998                                                       1997
                 --------------------------------------------------------   ------------------------------------------------------
                                                             Maximum                                                    Maximum
                  Outstanding at     Average Outstanding   Outstanding at     Outstanding at   Average Outstanding   Outstanding at
                   December 31,         During Year            Any             December 31,        During Year            Any
                 -----------------  --------------------                     ---------------- ---------------------
                   Amount     Cost    Amount     Cost       Month End          Amount     Cost    Amount     Cost       Month End
                  --------- ------  --------- ----------  ---------------     --------  ------- --------- ----------  -------------
                                                                (dollars in thousands)
 Due within one
  year:
 Discount notes   $1,432,456  4.95%  $1,163,078  5.32%      $1,433,197      $  816,680   5.63%  $ 820,747   5.44%      $ 994,548
 Current portion
  of Medium-
  term notes          41,232  7.23%      46,264  7.17%          51,627          39,348   7.03%     31,053   6.94%         39,348
                  ----------  -----                                          ---------   -----
                   1,473,688  5.01%                                            856,028   5.69%

 Due after one
  year:
  Medium-term
  notes due in:
 1999                    n/a    n/a                                             91,206   6.63%
 2000                 46,164  7.45%                                             76,123   7.07%
 2001                108,996  6.08%                                             59,045   7.35%
 2002                  5,831  7.31%                                             50,826   6.88%
 2003                 73,397  5.66%                                             14,271   7.56%
 2004                  6,847  7.46%                                              6,845   7.45%
 Thereafter          124,216  6.45%                                            104,487   7.52%
                     ------- -------                                           --------  -----
                     365,451  6.34%                                            402,803   7.13%
                     ------- -------                                           --------  -----
 Total            $1,839,139  5.27%                                         $1,258,831   6.15%
                  ---------- -------                                        -----------  -----



Medium-term notes due after one year includes $65.3 million of medium-term notes that are callable by Farmer Mac without penalty. The following schedule summarizes the earliest repricing date of borrowings outstanding at December 31, 1998, assuming callable debt is redeemed at (1) maturity and (2) the initial call date.


                    Earliest Repricing Date of Borrowings Outstanding
                          Assuming Callable Debt is Redeemed at
                       ---------------------------------------

                           Maturity                Call Date
                     -------------------     -------------------
                       Amount     Cost          Amount     Cost
                     ---------- --------      ---------- --------
                                   (in thousands)
 Debt repricing in:
    1999             $1,473,688   5.01%       $1,508,651    5.04%
    2000                 46,164   7.45%           46,164    7.45%
    2001                108,996   6.08%           97,287    6.04%
    2002                  5,831   7.31%           17,885    7.33%
    2003                 73,397   5.66%           60,119    5.65%
    2004                  6,847   7.46%            6,847    7.46%
 Thereafter             124,216   6.45%          102,186    6.25%
                     ----------  -------     -----------  -------
  Total              $1,839,139   5.27%       $1,839,139    5.27%
                     ----------  -------     -----------  -------

During 1998, Farmer Mac called $175.7 million of callable debt. No debt was called during 1997. During 1996, Farmer Mac repurchased $8.0 million of non-callable debt, resulting in an extraordinary gain of $384 thousand.

Authority to Borrow from the Treasury of the United States

Farmer Mac's statutory charter authorizes Farmer Mac to borrow, under certain conditions, up to $1.5 billion from the Secretary of the Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the Secretary of the Treasury based on the then current cost of funds to the United States. The debt is required to be repaid within a reasonable time. As of December 31, 1998 and 1997, Farmer Mac had no such debt outstanding.

6. RESERVE FOR LOSSES ON GUARANTEED SECURITIES

Farmer Mac maintains a reserve to cover losses incurred on Farmer Mac I Securities issued since enactment of the 1996 Act ("AMBS"). No loss reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act or for Farmer Mac II Securities (see Note 2(h) and Note 10 for further information regarding Farmer Mac Guaranteed Securities). The reserve covers principal losses, as well as interest due to AMBS investors related to loans that are 90 days or more delinquent (unless the loan is adequately collateralized and in the process of collection). At December 31, 1998, the amount of the reserve related to interest due to AMBS investors totaled $136 thousand. No portion of the reserve related to interest due to AMBS investors prior to 1998.

The following is a summary of the changes in the reserve for loan losses for the years ended December 31, 1998, 1997 and 1996:


                                        1998     1997      1996
                                      -------- -------- ---------
                                            (in thousands)
 Balance, beginning of year           $ 1,645   $  655    $  392
 Provision for losses                   1,614      990       263
 Charge-offs                               -        -         -
                                     --------  --------  ---------
 Balance, end of year                 $ 3,259   $ 1,645   $  655
                                     --------  --------  ---------

A portion of the reserve is specifically allocated to impaired loans when the fair value of the collateral, less the estimated selling cost, is less then the cost basis in the loan. At December 31, 1998, no portion of the reserve was allocated to impaired loans, which totaled $5.5 million. There were no impaired loans as of December 31, 1997 and 1996.

7. STOCKHOLDERS' EQUITY

Common Stock

Farmer Mac has three classes of common stock outstanding. Class A Voting Common Stock may be held only by banks, insurance companies and other financial institutions that are not institutions of the Farm Credit System. Class B Voting Common Stock may be held only by institutions of the Farm Credit System. There are no ownership restrictions on the Class C Non-Voting Common Stock. By statute, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33% of the outstanding shares of Class A Voting Common Stock. There are no restrictions on the maximum purchase or holdings of Class B Voting Common Stock. The ratio of any dividends paid and liquidation proceeds distributed on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock would be three-to-one. Farmer Mac does not expect to pay dividends in the near future. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

The following is a summary of significant common stock transactions that occurred during the years ended December 31, 1998 and 1997:

       In January 1997, Farmer Mac repurchased the Class B Voting Common Stock acquired by Western Farm Credit Bank (WFCB) as part of a "Strategic Alliance Agreement" in conjunction with the settlement of litigation that Farmer Mac commenced against WFCB alleging certain breaches of the agreement. WFCB repaid all principal and interest due on a related loan receivable. In connection with the settlement, WFCB exercised warrants and acquired shares of Class C Non-Voting Common Stock.

       In November 1997, Farmer Mac sold 400,000 shares of Class C Non-Voting Common Stock in a public offering at a price of $61.00 per share.

       During 1997 and 1998, Farmer Mac issued 10,100 and 24,580 shares, respectively, of Class A stock through its direct offering program, primarily to institutions required to purchase the stock to meet Farmer Mac's seller/servicer requirements.

Stock Option Plan

In 1992 and 1996, Farmer Mac adopted stock option plans for officers to acquire shares of Class C Non-Voting Common Stock. Under the 1992 plan, stock options granted are exercisable immediately, and, if not exercised, will expire ten years from the date of grant. The exercise price of options granted under the 1992 plan, which were granted in 1992 and 1993, is $6.56 per share. The maximum number of options that could be issued under the 1992 plan was 115,000, all of which were issued. Under the 1996 plan, stock options awarded under the plan vested in thirds over a three-year period with the last installment having vested in June 1998; if not exercised, any options granted under the 1996 plan will expire ten years from the date of grant. The exercise price of options granted under the 1996 plan, which were issued in 1996, is $7.875. The maximum number of options that could be issued under the 1996 plan was 112,830, all of which were issued. In 1997, Farmer Mac adopted a new stock option plan for all employees and directors, the terms of which are generally the same as for the 1996 plan. Of the 250,000 shares authorized to be issued under the 1997 plan, 142,419 have been issued with exercise prices ranging from $38.00 to $60.00 per share for options granted in 1998 and $35.50 to $54.75 per share for options granted in 1997. For all stock options granted under all three of the Corporation's plans, the exercise price was equal to the fair market value of the Class C Stock on, or immediately preceding, the grant date.

The following table summarizes stock option activity for 1998 and 1997:


                                            1998                            1997
                                    -----------------------         ---------------------
                                              Weighted-                        Weighted-
                                               Average                          Average
                                              Exercise                         Exercise
                                    Shares      Price                Shares      Price
                                   --------  ---------------        -------- ------------

 Outstanding, beginning of year     277,608   $ 13.56                217,830      $ 7.24
 Granted                             82,541     58.37                 59,878       36.63
 Excercised                           6,333     12.65                    -           -
 Canceled                               967     41.47                    100       54.75
                                   --------   --------              ---------    --------
 Outstanding, end of year           352,849   $ 23.98                277,608     $ 13.56
                                   --------   --------              ---------    --------

 Options excercisable at year end   279,280                          199,979
                                   --------                         ---------


The following table summarizes information regarding options outstanding at December 31, 1998:

                                                                              Options
                                                Options Outstanding         Exercisable
                                               -----------------------     -------------
                                                            Weighted
                                                             Average
                                                            Remaining
                                   Exercise    Number of    Contractual     Number of
                                    price       Shares         Life           Shares
                                  ----------  ----------  --------------   ------------

                                   $  6.56      100,000      4.0 years       100,000
                                      7.88      112,830      7.4 years       112,830
                                     35.50       52,828      8.4 years        35,219
                                     38.75        1,850      8.6 years         1,850
                                     54.75        2,800      8.8 years         1,867
                                     52.75          500      9.1 years           167
                                     59.00          500      9.2 years           167
                                     53.00          400      9.3 years           133
                                     60.00       75,341      9.4 years        25,114
                                     38.00        5,800      9.7 years         1,933
                                               ----------   -----------    ----------
                                                352,849      7.1 years       279,280
                                               ----------                  ----------


Farmer Mac uses the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recognized in 1998 and 1997 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income and earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated in the following table:


                                            1998                      1997                     1996
                                    -------------------      ---------------------      -------------------
                                       As                        As                        As
                                    Reported  Proforma        Reported    Proforma       Reported  Proforma
                                    -------------------      ---------------------      --------------------
                                                                 (in thousands)

 Net Income                          $ 5,743   $ 3,263        $ 4,626    $ 4,103         $   777    $   637

 Earning per share of Class A and B Voting
  Common Stock:
  Basic net earnings                 $  0.52   $  0.30        $  0.48   $  0.43          $  0.15    $  0.12
  Diluted net earnings               $  0.52   $  0.29        $  0.46   $  0.41          $  0.14    $  0.12

 Earnings per share of Class C Non-Voting
  Common Stock:
  Basic net earnings                 $  1.60   $  0.91        $  1.44   $  1.28          $  0.44   $  0.36
  Diluted net earnings               $  1.55   $  0.88        $  1.39   $  1.23          $  0.43   $  0.35


The weighted-average fair values of options granted in 1998 and 1997 were $45.53 and $19.19, respectively. The fair values were estimated using the Black Scholes option pricing model based on the following assumptions:


                                            1998    1997      1996
                                          ------- --------  -------

 Risk-free interest rate                  5.5%      6.3%      6.7%
 Expected years until exercise           5 years   5 years   5 years
 Expected stock volatility               66.2%     51.4%     42.8%
 Dividend yield                           0.0%      0.0%      0.0%


Restricted Stock

In 1998, 6,715 shares of restricted stock were granted to officers. The stock may not be disposed of until May 31, 1999. Compensation expense recognized in 1998 related to the stock grant totaled $403 thousand.

8. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                    1998     1997    1996
                                  -------  ------- --------
                                       (in thousands)
     Current                     $ 1,716   $  136    $  12
     Deferred                        547    1,463      300
                                 --------  -------  -------
                                   2,263    1,599      312
     Change in net deferred tax
      asset valuation allowance   (1,491)  (1,714)    (300)
                                 --------  -------  --------
     Net federal income tax
              expense (benefit)  $   772   $ (115)   $  12
                                 --------  -------  --------

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 1998, 1997 and 1996 is as follows:



                                 1998     1997      1996
                               -------  --------  --------
                                   (in thousands)

 Tax expense at
  statutory rate               $ 2,215  $ 1,534    $ 268
 Change in net deferred tax
  asset valuation all           (1,491)  (1,714)    (300)
 Other                              48       65       44
                               -------- --------- -------
                               $   772  $  (115)   $  12
                               -------- --------- -------
 Statutory tax rate               34.0%    34.0%    34.0%
 Effective tax rate               11.8%   (2.5%)     1.5%






Components of the deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:




                                                   1998         1997
                                                  -------     -------
                                                     (in thousands)
  Deferred tax assets:
    Allowance for uncollectible yield
     maintenance fee receivable                  $    2       $   94
    Reserve for loan losses                       1,108          559
    Net operating loss carryforwards                 -           867
    Alternative minimum tax credit                   -           147
    Other                                           196          118
                                                 -------      -------
     Total deferred tax asset                     1,306        1,785

  Deferred tax liability                            112           44
                                                 -------      -------
  Net deferred tax asset, before
    valuation allowance                           1,194        1,741

  Valuation allowance                                -        (1,491)
                                                 -------      -------
  Net deferred tax asset                        $ 1,194       $  250
                                                 -------      -------



A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. At December 31, 1997, a valuation allowance had been established for a significant portion of the net deferred tax asset because of uncertainty regarding future profitability. No valuation allowance was considered necessary at December 31, 1998.

9. EMPLOYEE BENEFITS

On December 28, 1989, Farmer Mac adopted a defined contribution plan for all of its employees. Farmer Mac contributes 13.2% of the lesser of an individual's gross salary and $160,000 ($150,000 in 1996), plus 5.7% of the difference between (i) the lesser of the gross salary and $160,000 ($150,000 in 1996) and
(ii) the Social Security Taxable Wage Base. Employees are fully vested in contributions made to the plan after two years. Pension expense for the years ended December 31, 1998, 1997 and 1996 was $338 thousand, $251 thousand and $216 thousand, respectively.

10. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES

Off-Balance Sheet Financial Instruments

Farmer Mac is a party to transactions involving financial instruments with off-balance sheet risk. These financial instruments include Farmer Mac Guaranteed Securities, commitments to purchase and sell loans, interest-rate contracts and hedge instruments. Farmer Mac uses these financial instruments in the normal course of business to fulfill its statutory purpose of increasing liquidity for agricultural and rural residential mortgage lenders.

Farmer Mac Guaranteed Securities. As of December 31, 1998 and 1997, the outstanding principal balance of Farmer Mac Guaranteed Securities not held in Farmer Mac's portfolio was as follows:


                                    1998          1997
                                 ---------     ---------
                                     (in thousands)
 Farmer Mac I
   AMBS                          $ 545,614     $ 341,213
   Other                            21,848        44,548
 Farmer Mac II Securities           30,114        23,326
                                 ---------     ---------
                                 $ 597,576     $ 409,087
                                 ---------     ---------


AMBS represent guaranteed securities issued after the 1996 Act and for which Farmer Mac assumes 100% of the credit risk. Other Farmer Mac I Securities includes those securities issued prior to the 1996 Act. These securities are supported by an unguaranteed subordinated interest that was equal to 10% of the initial balance of the loans underlying the securities at issuance. Farmer Mac's guarantee on Farmer Mac II Securities is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions. For further information regarding Farmer Mac's credit risk related to off-balance sheet guaranteed securities, see Notes 2(h) and 6.

In December 1998, Farmer Mac committed to enter into a long-term guarantee arrangement covering $407.7 million of seasoned loans, which was consummated in January 1999. The structure of this off-balance sheet transaction, referred to as a long-term standby purchase commitment, was similar to a swap transaction. The recipient of the standby commitment segregates a pool of loans in its portfolio and pays Farmer Mac an annual fee approximating its usual guarantee fee on the outstanding balance of the loans, in return for Farmer Mac's assumption of the credit risk on those loans. The credit risk related to long-term standby commitments is the same as that of AMBS.

Commitments. Farmer Mac enters into mandatory delivery commitments to purchase loans. If the seller is unable to deliver the loans required under a mandatory delivery commitment within the specified time period, Farmer Mac requires the seller to pay a fee to extend or cancel the commitment. At December 31, 1998 and 1997, commitments to purchase loans totaled $23.8 million and $10.8 million, respectively.

Farmer Mac is exposed to interest-rate risk from the time it commits to purchase the loans to the time it either (a) forward sells AMBS backed by the loans or
(b) issues debt to retain the loans in its portfolio (issuing debt to fund the loans as an investment does not fully mitigate interest rate risk exposure because of possible timing differences in the cash flows of the assets and related liabilities). There were no outstanding forward sale commitments at December 31, 1998. Forward sale commitments totaled $23.8 million at December 31, 1997. Farmer Mac manages the interest rate risk related to loans not yet forward sold or funded as a retained investment through the use of off-balance sheet financial instruments, such as interest-rate swap contracts and futures contracts.

Interest-rate contracts and hedge instruments. Farmer Mac uses interest rate swaps and caps to reduce interest-rate risk related to specific assets or liabilities. Interest-rate swaps are contractual agreements between two parties for the exchange of periodic payments based on a notional amount and agreed-upon fixed and variable rates. Interest-rate swaps are entered into in conjunction with the purchase of loans and investments or the issuance of debt to synthetically create LIBOR-based variable rate instruments. Interest-rate caps are agreements in which one party makes a one-time up-front premium payment to another party in exchange for the right to receive payments based on a notional amount and the amount, if any, by which the agreed-upon index rate exceeds the specified "cap" rate. Interest-rate caps are purchased to uncap certain variable-rate investments. The following schedule summarizes, by contractual maturity date, the notional amounts and weighted-average interest rates of outstanding interest-rate contracts at December 31, 1998 and 1997.


                                                               As of December 31, 1998
                                  ------------------------------------------------------------------------------
                                                                                    2004-
                                   1999     2000     2001       2002      2003      2008     Thereafter       Total
                                  -------  ------   ------     ------    ------    ------   ------------    --------
                                                               (dollars in thousands)

 Asset-linked:
   Amortizing basis swaps       $  -        $ -      $ -      $ -      $ -       $ 130,874   $ 116,584     $ 247,458

   Pay fixed swaps                 -          -        -        -        10,000       -           -           10,000
   Weighted-average
    pay rate                       -          -        -        -         6.25%       -           -            6.25%

   Purchased caps                  -          -        -       100,000  135,000       -           -          235,000
   Weighted-average
    strike rate                    -          -        -         8.50%    8.50%       -           -            8.50%
                                                                                                              -------
    Total notional amount                                                                                  $ 492,458
                                                                                                           ----------


                                                               As of December 31, 1997
                                  -----------------------------------------------------------------------------
                                                                                    2003-
                                   1998     1999      2000      2001      2002      2007      Thereafter      Total
                                  -------  ------    ------    ------    ------    ------    ------------    -------
                                                              (dollars in thousands)
 Asset-linked:
   Amortizing basis swaps         $   -    $  -      $  -      $  -      $  -      $  -       $ 210,955      $ 210,955

 Debt-linked:
   Receive fixed swaps                -     25,000      -         -       45,000      -          50,000        120,000
   Weighted-average
    receive rate                      -       6.03%     -         -        6.82%      -           7.50%          6.94%
   Purchased caps                     -       -         -         -      100,000      -            -           100,000
   Weighted-average
    strike rate                       -       -         -         -        8.50%      -            -             8.50%
                                                                                                               -------

    Total notional amount                                                                                    $ 430,955
                                                                                                               -------


Although interest-rate contracts reduce Farmer Mac's exposure to interest-rate risk, they do increase credit risk exposure. Credit risk arises from the possibility that a counterparty will be unable to perform according to the terms of the contract and is mitigated by dealing with counterparties with high credit ratings (no less than BBB+ at December 31, 1998), establishing and maintaining collateral requirements and entering into netting agreements. Netting agreements provide for netting all amounts receivable and payable under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac's exposure to credit risk related to interest-rate contracts is based on the cost to replace all outstanding interest-rate contracts for each counterparty with which Farmer Mac was in a net gain position ("net replacement value"), including the effect of netting agreements. At December 31, 1998 and 1997, the net replacement value of interest rate contracts was $1.8 million and $1.5 million, respectively, none of which was required to be collateralized.

Hedge instruments, currently consisting solely of futures contracts, are used by Farmer Mac to manage interest-rate risk exposure related to commitments to purchase loans and loans held for securitization. The total notional balance of open futures contracts at December 31, 1998 and 1997 was $20.1 million and $1.2 million, respectively.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity diversification, as well as the range of loan-to-value ratios, of Farmer Mac I Securities and loans held for securitization as of December 31, 1998 and 1997:

                                                 1998                         1997
                              ---------------------------- -----------------------------------
                               AMBS and                         AMBS and
                               LHFS (1)     Other     Total     LHFS (1)     Other      Total
                              ----------  --------  ---------  ---------   --------   --------
                                                          (in thousands)
 By geographic regions: (2)
    Mid-North                $ 128,025  $  24,137  $ 152,162  $  56,679   $  32,321  $  89,000
    Mid-South                   41,778     20,762     62,540     19,646      24,572     44,218
    Northeast                   25,611      4,604     30,215     19,433       5,305     24,738
    Northwest                  289,759     23,757    313,516    170,557      30,215    200,772
    Southeast                   12,159     28,358     40,517      9,722      35,623     45,345
    Southwest                  291,573     73,165    364,738    112,353     100,868    213,221
                              ---------   --------  ---------  ---------   ---------  ---------
      Total                  $ 788,905  $ 174,783  $ 963,688  $ 388,390   $ 228,904  $ 617,294
                              --------    ---------  --------- ---------   ---------  ---------

 By commodity:
    Crops                    $ 416,517  $ 102,280  $ 518,797  $ 204,193   $ 133,830  $ 338,023
    Livestock                  136,120     28,636    164,756     83,643      37,624    121,267
    Permanent plantings        217,175     43,867    261,042    100,554      57,450    158,004
    Part-time farms             19,093        -       19,093        -          -          -
                              ---------   --------  ---------  ---------  ----------   --------
      Total                  $ 788,905  $ 174,783  $ 963,688  $ 388,390   $ 228,904  $ 617,294
                              ---------   --------  ---------  ---------  ----------   --------
 By loan -to-value:
     0.00% to 40.00%         $  77,336  $  23,620  $ 100,956  $ 30,697    $  74,154  $ 104,851
    40.01% to 50.00%           127,005     34,629    161,634    74,357       61,057    135,414
    50.01% to 60.00%           227,770     52,303    280,073   139,288       65,480    204,768
    60.01% to 70.00%           283,485     56,964    340,449   143,146       28,213    171,359
    70.01% to 80.00%            70,347      7,267     77,614       902          -          902
    80.00% to 90,00%             2,962       -         2,962        -           -          -
                              ---------  --------   --------- ---------   -----------  --------
      Total                  $ 788,905  $ 174,783  $ 963,688  $ 388,390   $ 228,904  $ 617,294
                             ---------   --------   --------- ---------   -----------  --------

(1) Loans held for securitization (LHFS).
(2) Georgraphic regions - Mid-North (IA,IL IN, MI,MN,MO,WI); Mid South (KS,OK,
    TX); Northeast (CT,DE,KY,MA,MD,ME,NC,NH,NJ,NY,OH,PA,RI,TN,VA,VT,WV);
    Northwest (ID,MT,ND,NE,OR,SD,WA,WY); Southeast (AL,AR,FL,GA,LA,MS,SC);
    Southwest (AZ,CA,CO,NM,NV,UT).



Loan-to-value  ratios are based on collateral values at origination of the loan.
Current   loan-to-value  ratios  may  be  higher  or  lower  than  the  original loan-to-value ratios.

11.   FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and carrying values of financial assets and liabilities at December 31, 1998 and 1997. Significant estimates, assumptions, and present value calculations were used for purposes of the following disclosure, resulting in a high degree of subjectivity inherent in the indicated fair values. Accordingly, these fair value estimates are not necessarily indicative of what Farmer Mac would realize in an actual sale.



                                                         1998                             1997
                                            ----------------------------     ---------------------------
                                               Estimated      Carrying          Estimated      Carrying
                                               Fair Value     Amount            Fair Value     Amount
                                            ----------------------------     ---------------------------
                                                                    (in thousands)
 Financial assets:
  Cash and cash equivalents                   $  540,626     $  540,626         $  177,617     $  177,617
  Investment securities                          645,201        643,562            660,334        656,737
  Farmer Mac guaranteed securities               561,671        552,205            446,132        442,311
  Loans held for securitization                  169,652        168,064             49,802         47,177
  Off-balance sheet items in a gain position:
   Purchase commitments                             -              -                    54            -
   Interest-rate contracts                         1,793           -                 2,247            -
   Futures contracts                                  74           -                   -              -

 Financial liabilities:
  Notes and bonds payable:
   Due within one year                         1,475,102      1,473,688            856,479        856,028
   Due after one year                            390,556        365,146            413,737        402,803
  Off-balance sheet items in a loss position:
   Sale commitments                                 -              -                   220           -
   Purchase commitments                               12           -                   -             -
   Interest-rate contracts                         4,302           -                 3,393           -
   Futures contracts                                -              -                     3           -



Except as discussed below, the estimated fair value for Farmer Mac's financial instruments were calculated by generating multiple paths for future interest rates starting from the current yield curve and then discounting the projected cash flows for each instrument under those interest rate paths.

Cash and cash equivalents. For these short-term financial instruments, the carrying value approximates fair value.

Investments. The fair values of investment securities were based on quoted market prices.

Commitments. The fair values of commitments were based on the estimated fair value of the loans less the commitment price. The fair values of the loans were estimated by using a duration weighted valuation model. The duration of each loan was multiplied by the change in the yields from the date Farmer Mac committed to purchase the loan to the valuation date to determine the effect of the respective rate change, which was then applied to the loan amount to arrive at a fair value.

Futures contracts. The unrealized gain or loss on futures contracts was based on quoted futures prices less the original prices.

12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                               1998 Quarter Ended                     1997 Quarter Ended
                                  -----------------------------------------    ---------------------------------------
                                   Dec 31    Sept 30    June 30    Mar 31       Dec 31   Sept 30    June 30   Mar 31
                                  -------------------------------------------   -------------------------------------
                                                 (dollars in thousands, except per share amounts)
 Interest income                  $27,854    $26,796    $25,437    $23,475      $22,631   $22,738   $21,302   $13,482
 Interest expense                  24,859     24,130     22,964     21,040       20,625    20,768    19,474    12,125
                                  --------  ---------   --------   --------     --------  --------  --------  --------
    Net interest income             2,995      2,666      2,473      2,435        2,006     1,970     1,828     1,357

 Guarantee fee income               1,093      1,037        841        756          718       725       607       525
 Gain on issuance of mortgage-
  backed securities                   -          420        552        428          251       592     1,053       466
 Miscellaneous                         26         54         14         48           20        16        21       196
                                 ---------  ---------   ---------   --------     --------  -------  --------  --------
 Total revenues                     4,114      4,177      3,880      3,667        2,995     3,303     3,509      2,544

 Other expenses                     2,450      2,388      2,411      2,074        1,936     2,079     2,167      1,658
                                 ---------  ---------   ---------   --------     --------  -------  --------  ---------

 Income before income taxes         1,664      1,789      1,469      1,593        1,059     1,224     1,342        886
 Income tax expense/(benefit)         566        665       (306)      (152)        (219)       40        36         28
                                 ---------  ---------   ---------   --------     --------  -------   --------  ---------

 Net income                       $ 1,098    $ 1,124    $ 1,775    $ 1,745      $ 1,278   $ 1,184   $ 1,306      $ 858
                                 ---------  ---------   ---------   --------     --------  -------   --------  ---------

 Earnings Per Share:
  Class A and B Voting Common Stock:
   Basic net earnings             $ 0.11      $ 0.10     $ 0.16     $ 0.16       $ 0.13    $ 0.12    $ 0.14     $ 0.09
   Diluted net earnings           $ 0.10      $ 0.10     $ 0.16     $ 0.16       $ 0.12    $ 0.12    $ 0.13     $ 0.09

  Class C Non-Voting Common Stock:
   Basic net earnings             $ 0.31      $ 0.31     $ 0.49     $ 0.49       $ 0.38    $ 0.37    $ 0.41     $ 0.27
   Diluted net earnings           $ 0.30      $ 0.30     $ 0.48     $ 0.47       $ 0.37    $ 0.36    $ 0.40     $ 0.26



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

 Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

      Information concerning Farmer Mac's executive officers and persons who have been nominated for election or reelection to the board of directors at Farmer Mac's annual meeting of stockholders to be held on June 3, 1999 is hereby incorporated by reference from Farmer Mac's definitive proxy statement, which will be filed with the SEC within 120 days after the close of the fiscal year.

Item 11.    Executive Compensation

      Information concerning executive compensation is hereby incorporated by reference from Farmer Mac's definitive proxy statement, which will be filed with the SEC within 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference from Farmer Mac's definitive proxy statement, which will be filed with the SEC within 120 days after the close of the fiscal year.

Item 13.    Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is hereby incorporated by reference from Farmer Mac's definitive proxy statement, which will be filed with the SEC within 120 days after the close of the fiscal year.

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

      (a)   Exhibits.

*     3.1   -    Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L.
                 104-105 (Form 10-K filed March 29, 1996).

*     3.2   -    Amended and restated Bylaws of the Registrant (Form 10-K
                 filed March 27, 1997).

+*    10.1  -    Stock Option Plan (Previously filed as Exhibit 19.1 to Form
                 10-Q filed November 10, 1992).

+*    10.1.1 -   Amendment No. 1 to Stock Option Plan (Previously filed
                 as Exhibit 10.2 to Form 10-Q filed August 16,  1993).

+*    10.1.2  -  1996 Stock Option Plan (Form 10-Q filed November 10,
                 1996).

+*    10.1.3  -  1997 Stock Option Plan (Form 10-Q filed May 15, 1997).

+*    10.1.4     -Amended and Restated 1997 Incentive Plan (Form10-Q filed
                 November 10, 1996).

+*    10.1.5     -Amended and Restated 1997 Incentive Plan (Form 10-Q filed
                  November 14, 1997).

+*    10.1.6  -   Amended and Restated  1997  Incentive  Plan (Form 10-Q
                 filed August 14, 1998).

+*    10.2  -    Employment Agreement dated May 5, 1989 between Henry D.
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
_____________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
+*    10.3.4     -   Amendment No. 4 dated September 1, 1993 to Employment
                 Contract   between  Nancy  E.   Corsiglia  and  the  Registrant
                 (Previously filed as Exhibit 10.11 to Form 10-K filed March 30,
                 1994).

+*____10.3.5     -      Amendment No. 5 dated as of September 1, 1994 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

+*____10.3.6     -      Amendment No. 6 dated as of September 1, 1995 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-Q filed November 10, 1995).

+*____10.3.7     -      Amendment No. 7 dated as of February 8, 1996 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-K filed March 29, 1996).

+*    10.3.8     -Amendment No. 8 dated as of September 13, 1996 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.3.9     -Amendment No. 9 dated as of August 7, 1997 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant (Form
                 10-Q filed November 14, 1997).

+*    10.3.10-   Amendment No. 10 dated as of June 4, 1998 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant (Form
                 10-Q filed August 14, 1998).

+*    10.4  -    Employment Agreement dated September 13, 1989 between Thomas
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
______________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.4.4     -Amendment No. 4 dated as of September 1, 1994 to
                 Employment  Contract between Thomas R. Clark and the Registrant
                 (Previously  filed as Exhibit  10.17 to Form 10-Q filed  August
                 15, 1994).

+*    10.4.5     -Amendment No. 5 dated as of September 1, 1995 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-Q filed November 10, 1995).

+*    10.4.6     -Amendment No. 6 dated as of February 8, 1996 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-K filed March 29, 1996).

+*    10.4.7     -Amendment No. 7 dated as of September 13, 1996 to
                 Employment Contract between Thomas R. Clark and the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.4.8     -Amendment No. 8 dated as of August 7, 1997 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-Q filed November 14, 1997).

+*    10.4.9     -Amendment No. 9 dated as of June 4, 1998 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-Q filed August 14, 1998).

+*    10.5       -Employment Agreement dated April 29, 1994 between Charles M.
                 Lewis and the Registrant (Previously filed as Exhibit 10.18 to Form 10-Q filed August 15, 1994).

+*    10.5.1     -Amendment No. 1 dated as of September 1, 1995 to
                 Employment Contract between Charles M. Lewis and the
                 Registrant (Form 10-Q filed November 10, 1995).

+*    10.5.2     -Amendment No. 2 dated as of February 8, 1996 to
                 Employment Contract between Charles M. Lewis and the
                 Registrant (Form 10-K filed March 29, 1996).

+*    10.5.3     -Amendment No. 3 dated as of September 13, 1996 to
                 Employment Contract between Charles M. Lewis and the
                 Registrant (Form 10-K filed March 29, 1996).

+*    10.6  -    Employment Agreement dated October 7, 1991 between Michael
                 T. Bennett and the Registrant (Previously filed as Exhibit
                 10.16 to Form 10-K filed March 30, 1992).


*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
+*    10.6.1     -Amendment to Employment Contract dated as of September
                 1,  1993  between   Michael  T.  Bennett  and  the   Registrant
                 (Previously  filed as Exhibit 10.17 to Form 10-Q filed November
                 15, 1993).

+*    10.6.2     -Amendment No. 2 dated  September 1, 1993 to Employment
                 Contract   between   Michael  T.  Bennett  and  the  Registrant
                 (Previously filed as Exhibit 10.21 to Form 10-K filed March 30,
                 1994).

+*    10.6.3     -Amendment No. 3 dated  September 1, 1994 to Employment
                 Contract   between   Michael  T.  Bennett  and  the  Registrant
                 (Previously  filed as Exhibit  10.22 to Form 10-K filed  August
                 15, 1994).

+*    10.6.4     -Amendment No. 4 dated as of September 1, 1995 to
                 Employment Contract between Michael T. Bennett and the
                 Registrant (Form 10-Q filed November 10, 1995).

+*    10.6.5     -Amendment No. 5 dated as of February 8, 1996 to
                 Employment Contract between Michael T. Bennett and the
                 Registrant (Form 10-K filed March 29, 1996).

+*    10.6.6     -Amendment No. 6 dated as of September 13, 1996 to
                 Employment Contract between Michael T. Bennett and the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.6.7     -Amendment No. 7 dated as of August 7, 1997 to Employment
                 Contract between Michael T. Bennett and the Registrant (Form
                 10-Q filed November 14, 1997).

+*    10.6.8     -Amendment No. 8 dated as of June 4, 1998 to Employment
                 Contract between Michael T. Bennett and the Registrant (Form
                 10-Q filed August 14, 1998).

+*    10.7       -Employment Agreement dated March 15, 1993 between
                 Christopher A. Dunn and the Registrant (Previously filed as
                 Exhibit 10.17 to Form 10-Q filed May 17, 1993).

+*    10.7.1    -Amendment to Employment Contract dated as of September
                 1,  1993  between   Christopher  A.  Dunn  and  the  Registrant
                 (Previously filed as Exhibit 10.19 to Form 10-Q filed November 15, 1993).

+*    10.7.2    -Amendment  No. 2 dated  September 1, 1993 to Employment
                Contract   between   Christopher  A.  Dunn  and  the  Registrant
                (Previously  filed as Exhibit 10.25 to Form 10-K filed March 30,
                1994).

*          Incorporated by reference to the indicated prior filing.
+          Management contract or compensatory plan.

+*    10.7.3     -Amendment No. 3 dated as of September 1, 1994 to
                 Employment   Contract  between  Christopher  A.  Dunn  and  the
                 Registrant (Previously filed as Exhibit 10.26 to Form 10-Q filed August 15, 1994).

+*    10.7.4     -Amendment No. 4 dated as of September 1, 1995 to
                 Employment Contract between Christopher A. Dunn and the
                 Registrant (Form 10-Q filed November 10, 1995).

+*    10.7.5     -Amendment No. 5 dated as of February 8, 1996 to
                 Employment Contract between Christopher A. Dunn and the
                 Registrant (Form 10-K filed March 29, 1996).

+*    10.7.6     -Amendment No. 6 dated as of September 13, 1996 to
                 Employment Contract between Christopher A. Dunn and the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.7.7     -Amendment No. 7 dated as of August 7, 1997 to Employment
                 Contract between Christopher A. Dunn and the Registrant
                 (Form 10-Q filed November 14, 1997).

+*    10.8       -Employment Contract dated as of September 1, 1997 between
                 Tom D. Stenson and the Registrant (Form 10-Q filed November
                 14, 1997).

+*    10.8.1     -Amendment No. 1 dated as of June 4, 1998 to Employment
                 Contract between Tom D. Stenson and the Registrant (Form
                 10-Q filed August 14, 1998).

*     10.9       -Lease  Agreement,  dated  September  30,  1991  between  919
                 Eighteenth Street,  N.W. Associates Limited Partnership and the
                 Registrant (Previously filed as Exhibit 10.20 to Form 10-K filed March 30, 1992).

*     21         -Subsidiaries.

      21.1       -Farmer Mac Mortgage Securities Corporation, a Delaware
                 Corporation.

      21.2       -Farmer Mac Acceptance Corporation, a Delaware Corporation.

*     99.1       -Map of U.S. Department of Agriculture (Secretary of
                 Agriculture's) Regions (Previously filed as Exhibit 1.1 to
                 Form 10-K filed April 1, 1991).

   (b)      Reports on Form 8-K.

      The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


     /s/ Henry D.Edelman                               March 24, 1999
---------------------------------------- -------------------------------------
By:   Henry D. Edelman                                      Date
      President and Chief
      Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                             Title                   Date

  /s/ Charles Eugene Branstool    Chairman of the Board and      March 24, 1999
                                  Director
--------------------------------
   Charles Eugene Branstool

    /s/ Henry D. Edelman          President and Chief Executive  March 24, 1999
--------------------------------  Officer (Principal Executive
      Henry D. Edelman            Officer)

    /s/ Nancy E. Corsiglia        Vice President - Business      March 24, 1999
--------------------------------  Development and Treasurer
      Nancy E. Corsiglia          (Principal Financial and
                                  Accounting Officer)

                 Name                               Title               Date

       /s/ Kenneth E. Graff                      Director         March 24, 1999
---------------------------------------
Kenneth E. Graff

      /s/ W. David Hemingway                     Director         March 24, 1999
---------------------------------------
W. David Hemingway

      /s/ Mitchell A. Johnson                    Director         March 24, 1999
---------------------------------------
Mitchell A. Johnson

     /s/ Lowell Junkins                          Director         March 24, 1999
---------------------------------------
Lowell Junkins

     /s/ James A. McCarthy                       Director         March 24, 1999
---------------------------------------
James A. McCarthy

      /s/ Robert J. Mulder                       Director         March 24, 1999
---------------------------------------
Robert J. Mulder

      /s/ John G. Nelson                         Director         March 24, 1999
---------------------------------------
John G. Nelson

      /s/ David J. Nolan                         Director         March 24, 1999
---------------------------------------
David J. Nolan

     /s/ Peter T. Paul                           Director         March 24, 1999
---------------------------------------
Peter T. Paul

     /s/ Marilyn Peters                          Director         March 24, 1999
---------------------------------------
Marilyn Peters

     /s/ John Dan Raines, Jr.                    Director         March 24, 1999
---------------------------------------
John Dan Raines, Jr.

     /s/ Darryl W. Rhodes                        Director         March 24, 1999
---------------------------------------
Darryl W. Rhodes

    /s/ Gordon Clyde Southern                  Vice Chairman      March 24, 1999
---------------------------------------
Gordon Clyde Southern

    /s/ Clyde A. Wheeler                         Director         March 24, 1999
---------------------------------------
Clyde A. Wheeler