Form 10-Q
period 1999-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1999-05-13
CIK 845877

2
           As filed with the Securities and Exchange Commission on
------------------------------------------------------------------------------
                                  May 13, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.        Commission File Number
0-17440

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

      As of May 3, 1999, there were 1,026,280 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 3,092,725 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

      The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Such interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods presented. These condensed financial statements should be read in conjunction with the audited 1998 financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

      The following information concerning Farmer Mac's financial statements is included herein.

      Consolidated Balance Sheets at March 31, 1999 and December
        31, 1998....................................................
        3
      Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998...............................
        4
      Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and1998................................
        5

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,    December 31,
                                                                    1999          1998
                                                                   -----------------------
                                                                        (in thousands)
 Assets:
   Cash and cash equivalents                                      $  515,075    $  540,626
   Investment securities                                             655,491       643,562
   Farmer Mac guaranteed securities                                  814,750       552,205
   Loans                                                              17,218       168,064
   Interest receivable                                                18,835        24,526
   Guarantee fees receivable                                           1,580         2,135
   Prepaid expenses and other assets                                   6,274         4,182
                                                                   ----------   -----------
     Total Assets                                                 $2,029,223    $1,935,300
                                                                   ----------   -----------
 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                          $1,477,730    $1,473,688
     Due after one year                                              452,153       365,451
   Accrued interest payable                                            9,193         7,132
   Accounts payable and accrued expenses                               3,313         4,856
   Reserve for losses                                                  4,016         3,259
                                                                   ----------   -----------
     Total Liabilities                                             1,946,405     1,854,386

 Stockholders' Equity:
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,025,680 and 1,024,680 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                1,026         1,025
    Class B Voting, $1 par value, no maximum authorization,
     500,301 and 500,301 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                  500           500
    Class C Non-Voting, $1 par value, no maximum authorization,
     3,092,330 and 3,092,117 shares issued and outstanding
     at March 31, 1999 and December 31, 1998, respectively             3,092         3,092
   Additional paid-in capital                                         76,193        76,168
   Accumulated other comprehensive income                                699           249
   Retained earnings (deficit)                                         1,308          (120)
                                                                   ----------   -----------
     Total Stockholders' Equity                                       82,818        80,914

   Total Liabilities and Stockholders' Equity                     $2,029,223    $1,935,300
                                                                   ----------   -----------

        See accompanying notes to consolidated financial statements.


                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended March 31,
                                                  -------------------------
                                                        1999     1998
                                                      -------- --------
                                                        (in thousands,
                                                  except per share amounts)
 Farmer Mac guaranteed securities                     $ 9,302  $ 7,864
 Investments and cash equivalents                      15,416   14,634
 Loans                                                  3,317      977
                                                      -------- --------
   Total interest income                               28,035   23,475
 Interest expense                                      24,455   21,040
                                                      -------- --------
 Net interest income                                    3,580    2,435

 Other Income:
  Guarantee fees                                        1,465      756
  Gain on sale of AMBS                                    -        428
  Miscellaneous                                            66       48
                                                       -------- --------
 Total other income                                     1,531    1,232
 Total revenues                                         5,111    3,667
 Expenses:
  Compensation and employee benefits                      992      806
  Professional fees                                       409      368
  Board of Directors fees and expenses                     74       76
  Regulatory fees                                          68      166
  General and administrative                              375      398
                                                       -------- --------
     Total operating expenses                           1,918    1,814
   Provision for losses                                   798      260
                                                       -------- --------
  Total expenses                                        2,716    2,074
                                                       -------- --------
  Income before income taxes                            2,395    1,593
  Income tax expense/(benefit)                            814     (152)
                                                      -------- --------
  Net income                                          $ 1,581  $ 1,745
                                                      -------- --------
 Earnings per share of Class A and B Voting Common Stock:
   Basic earnings per share                           $  0.15  $  0.16
   Diluted earnings per share                         $  0.14  $  0.16

 Earnings per share of Class C Non-Voting Common Stock
   Basic earnings per share                           $  0.44  $  0.49
   Diluted earnings per share                         $  0.42  $  0.47




                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended March 31,
                                                                  --------------------
                                                                     1999       1998
                                                                  ---------  ---------
                                                                     (in thousands)
 Cash flows from operating activities:
  Income from Operations                                        $    1,581     $    1,745
  Adjustments to reconcile net income to cash provided by
   operating activities:
   Amortization of investment premiums and discounts                 2,139            833
   Amortization of debt premiums, discounts and issuance costs      17,739         13,673
   Provision for losses                                                798            260
   Net decrease in other assets and liabilities                      4,478          3,510
                                                                   ---------     ---------
   Net cash provided by operating activities                        26,735         20,021

 Cash flows from investing activities:
  Purchases of available-for-sale investments                      (86,069)      (156,494)
  Purchases of investment securities                               (17,123)        (2,868)
  Purchases of Farmer Mac guaranteed securities                    (38,555)       (30,848)
  Purchases of loans                                               (122,635)      (55,917)
  Proceeds from repayment of available-for-sale investments          87,795        78,377
  Proceeds from repayment of investment securities                    4,014         8,279
  Proceeds from repayment of Farmer Mac guaranteed securities        42,161        19,178
  Proceeds from repayment of loans                                    5,095           360
  Proceeds from securitization of loans                                 -          41,395
                                                                   ---------     ---------
   Net cash used by investing activities                           (125,317)      (98,538)
 Cash flows from financing activities:
  Proceeds from issuance of discount notes                       20,816,854     5,778,574
  Proceeds from issuance of medium-term notes                        97,736         4,990
  Payments to redeem discount notes                             (20,823,285)   (5,634,885)
  Payments to redeem medium-term notes                              (18,300)      (31,900)
  Proceeds from common stock issuance                                    26           190
                                                                    ---------    ---------
   Net cash provided by financing activities                         73,031       116,969
                                                                    ---------    ---------
  Net (decrease) increase in cash and cash equivalents              (25,551)       38,452

  Cash and cash equivalents at beginning of period                  540,626       177,617
                                                                    ---------    ---------
  Cash and cash equivalents at end of period                    $   515,075    $  216,069
                                                                    ---------    ---------
 Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
   Interest                                                     $     5,566    $    8,472
   Income Taxes                                                 $       300    $      102
  Non-cash activity:
   Loans securitized and retained as Farmer Mac
    guaranteed securities                                       $    268,386   $       -
   Loans acquired in exchange for AMBS                          $     73,597   $       -
   Real estate acquired through foreclosure                     $        578   $       -

        See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies.

      (a)   Principles of Consolidation

      Financial information at and for the three months ended March 31, 1999 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

       (b)   Loans

      At March 31, 1999, loans held by Farmer Mac included $15.1 million held for securitization and $2.1 million held for investment. At December 31, 1998, all of the loans held by Farmer Mac were held for securitization.

      (c)   Earnings Per Share

      Basic earnings per share is based on the weighted average shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The computation of earnings per share reflects the 3-to-1 dividend and liquidation preferences applicable to each share of Class C Non-Voting Common Stock relative to each share of Class A and Class B Voting Common Stock. The following schedule reconciles basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.




                                             Three Months Ended March 31,
                               ----------------------------------------------------------
                                         1999                             1998
                               -----------------------        ---------------------------
                                       Dilutive                         Dilutive
                               Basic    stock    Diluted        Basic    stock    Diluted
                                EPS    options     EPS           EPS    options     EPS
                               ----------------------------------------------------------
                                         (in thousands, except per share amounts)
 Net Income                   $ 1,581   $ -     $ 1,581        $ 1,745     $ -     $ 1,745
 Weighted average
    shares:
   Class A and B                1,526     -       1,526          1,506       -       1,506
   Class C                      3,092   125       3,217          3,078      140      3,218

 Earnings per share:
   Class A and B               $ 0.15            $ 0.14         $ 0.16              $ 0.16
   Class C                     $ 0.44            $ 0.42         $ 0.49              $ 0.47



      Subsequent to March 31, 1999, Farmer Mac's Board of Directors approved a 3-for-1 split of the Class C common stock, subject to Class C stockholder approval of a related by-law amendment to remove the 3-to-1 dividend and liquidation preferences accorded to Class C stock (see "Results of Operations - Overview").

(d)   Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.  Off-Balance Sheet Financial Instruments.

     In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell Qualified Loans. At March 31, 1999, outstanding commitments to purchase Qualified Loans totaled $22.5 million. There were no outstanding commitments to sell Qualified Loans at March 31, 1999. For information regarding the off-balance sheet risks associated with off-balance sheet guarantees, and with interest-rate contracts and hedge instruments, which are used to manage exposures inherent in Farmer Mac's loan pipeline and investment activities, see "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Risk Management."

Note 3.  Comprehensive Income

      Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three months ended March 31, 1999 and 1998.

                                                                Three Months Ended March 31,
                                                                ---------------------------
                                                                    1999         1998
                                                                  --------     --------
                                                                     (in thousands)
 Net income                                                       $ 1,581      $ 1,745
 Change in unrealized gain on securities available for sale,
    net of taxes of $150 thousand at March 31, 1999                   450           28
                                                                  --------     --------
 Comprehensive income                                             $ 2,031      $ 1,773
                                                                  --------     --------

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

      Certain statements made in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income, delinquencies and provision for losses; changes in capital position; year 2000 readiness efforts; and other business and financial matters. Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements in excess of statutory minimum and critical capital levels or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, agricultural land values, commodity prices and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; the non-compliance of Farmer Mac's internal systems or the systems of critical vendors with respect to the year 2000 date change; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in Farmer Mac's status as a government-sponsored enterprise.

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

Results of Operations

      Overview. Continuing the steady increase in quarterly profits achieved during the last two years, net income increased 50 percent on a fully taxable equivalent basis (see "Income Tax Expense/Benefit") from $1.1 million for first quarter 1998 to $1.6 million for first quarter 1999. Earnings per share for first quarter 1999 were $0.14 for Classes A and B common stock, and $0.42 for Class C common stock on a fully diluted basis, compared to first quarter 1998 earnings per share of $0.09 for Classes A and B and $0.28 for Class C on a fully taxable equivalent basis. Earnings per share are adjusted to reflect the 3-to-1 dividend and liquidation preferences accorded to Class C common stock.

      Farmer Mac's first quarter 1999 results reflect the solid growth in loan purchase and guarantee volume during the quarter, as well as the annuity nature of ongoing guarantee fees on prior quarters' business. Loan purchase and guarantee volume for the quarter totaled over $600 million, exceeding total volume for all of 1998. At the end of first quarter 1999, outstanding guarantees totaled $1.8 billion, more than double the total at March 31, 1998. Although anticipated low agricultural commodity prices and reduced export demand during 1999 will continue to place economic stress upon farm operations, resulting in increased loan delinquencies, Farmer Mac believes that its underwriting, appraisal and diversification standards minimize its credit exposure and that its reserves are adequate to cover fully any losses that may arise.

      Subsequent to March 31, 1999, Farmer Mac announced that it had filed an application to list its Class A and Class C common stock on the New York Stock Exchange (the "NYSE") and that its Board of Directors had approved a 3-for-1 split of the Class C common stock, subject to Class C stockholder approval of a related by-law amendment. Farmer Mac believes the move to the NYSE, the largest and most technologically advanced equity securities market in the world, will benefit current and future stockholders through increased visibility and liquidity, with reduced price volatility. In addition, the Class C common stock split will simplify the reporting of earnings per share by eliminating the current dividend and liquidation preferences, and thereby improve investor understanding of Farmer Mac's earnings. It should also contribute to increased trading volume and liquidity for the stock and enhance stockholder value. The stock split would be effected in the form of a 200 percent stock dividend to Class C stockholders, which is conditioned on the affirmative vote of two-thirds of the Class C stockholders to eliminate the 3-to-1 dividend and liquidation preferences applicable to Class C stock. Farmer Mac anticipates the NYSE listing and the stock split to occur within 90 days.

      Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income totaled $3.6 million for first quarter 1999, compared to $2.4 million for first quarter 1998. The increase in net interest income was attributable to a 52 percent increase in the average balance of program assets (Farmer Mac guaranteed securities and loans), driven by Farmer Mac's "retained portfolio strategy," and a 20 percent increase in the average balance of non-program assets (cash and cash equivalents and investments). Farmer Mac shifted from selling AMBS to a retained portfolio strategy in third quarter 1998 as a result of market volatility that increased AMBS spreads more than Farmer Mac debt spreads. This prompted retention in Farmer Mac's portfolio of AMBS backed by mortgages competitively priced between the two execution alternatives. Since shifting to the retained portfolio strategy, Farmer Mac has issued and retained $344.0 million of AMBS, $268.4 million of which were issued in first quarter 1999. Management continually evaluates whether to retain or sell AMBS based on its assessment of the relative economic attractiveness of either execution as determined by market conditions.

      The following table provides information regarding the average balances and rates of interest earning assets and funding for the periods indicated.



                                                                      Three Months Ended March 31,
                                                      --------------------------------------------------------------
                                                                  1999                             1998
                                                      ----------------------------     -----------------------------
                                                      Average    Income/   Average     Average    Income/    Average
                                                      Balance    Expense    Rate       Balance    Expense     Rate
                                                      -------    -------   -------     -------    -------    -------
                                                                         (dollars in thousands)
 Interest Earning Assets:
    Cash and cash equivalents                       $ 583,202   $ 7,242     4.97%     $300,695    $ 4,145       5.54%
    Investments                                       607,438     8,174     5.38%      695,654     10,489       6.03%
    Farmer Mac guaranteed securities                  549,915     9,302     6.82%      446,382      7,864       7.10%
    Loans                                             213,071     3,317     6.23%       56,190        977       6.96%
                                                     ---------  --------   -------    ---------   --------     -------
       Total interest earning assets                1,953,626    28,035     5.74%    1,498,921     23,475       6.28%

 Funding:
    Discount-notes                                  1,477,704    17,716     4.80%      996,308     13,663       5.49%
    Medium-term notes                                 421,012     6,739     6.40%      435,925      7,377       6.77%
                                                     ---------  --------   -------    ---------   --------     -------
       Total interest bearing liabilities           1,898,716     24,455    5.15%    1,432,233     21,040       5.88%
    Net non-interest bearing funding                   54,910        -      0.00%       66,688        -         0.00%
                                                     ---------  --------   -------    ---------   --------     -------
       Total funding                               $1,953,626     24,455    5.01%   $1,498,921     21,040       5.63%
                                                     ---------  --------   -------    ---------   --------     -------
    Net interest income/yield                                    $ 3,580    0.73%                 $ 2,435       0.65%
                                                                --------   -------                --------     -------


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

                                                          Three Months Ended March 31, 1999
                                                           Compared to Three Months Ended
                                                                   March 31, 1998
                                                            ----------------------------
                                                             Increase/(Decrease) Due to
                                                            ----------------------------
                                                             Rate     Volume     Total
                                                           --------  --------  --------
                                                                  (in thousands)
 Income from interest earning assets
   Cash and casn equivalents                               $ (382)   $ 3,479    $ 3,097
   Investments                                             (1,062)    (1,253)    (2,315)
   Farmenr Mac guaranteed securities                         (298)     1,736      1,438
   Loans                                                      (91)     2,431      2,340
                                                           --------  --------   --------
     Total                                                 (1,833)     6,393      4,560
  Expense from interest bearing liabilities                (2,080)     5,495      3,415
                                                           --------  --------   --------
   Change in net interest income                            $ 247      $ 898    $ 1,145
                                                           --------  --------   --------


      Other Income. Other income, which is comprised of guarantee fee income, gain on sale of AMBS and miscellaneous income, totaled $1.5 million for first quarter 1999, compared to $1.2 million in 1998. Guarantee fee income increased from $756 thousand for first quarter 1998 to $1.5 million for first quarter 1999. The increase in guarantee fee income reflects continued growth in outstanding guarantees, which increased by approximately $1.0 billion, or 109 percent, since first quarter 1998. There was no gain on sale of AMBS in first quarter 1999, as a consequence of Farmer Mac's retained portfolio strategy (see "Net Interest Income"). During the same period a year ago, Farmer Mac recognized a $428 thousand gain on the sale of $41.4 million of AMBS. Miscellaneous income totaled $66 thousand and $48 thousand for first quarter 1999 and 1998, respectively.

      Expenses. Operating expenses increased 6 percent, from $1.8 million for first quarter 1998 to $1.9 million for first quarter 1999, compared to a 39 percent increase in total revenues during the same period. Operating expenses increased at a slower rate than the increase in revenues or business volume due to Farmer Mac's ability to leverage existing resources to achieve greater efficiencies.

      Farmer Mac's provision for losses was $798 thousand for first quarter 1999, compared to $260 thousand for first quarter 1998. The increase in the provision for losses corresponds to growth in outstanding post-1996 Act loans held or guaranteed by Farmer Mac for which Farmer Mac assumes 100 percent of the credit risk (see "Risk Management - Credit Risk").

      Income Tax Expense/Benefit. The provision for income taxes totaled $814 thousand for first quarter 1999, compared to a tax benefit of $152 thousand for first quarter 1998, due to the recognition of previously deferred tax benefits. As of June 30, 1998, all previously deferred tax benefits had been fully recognized. Had Farmer Mac's effective tax rate equaled its statutory tax rate in first quarter 1998, it would have reported income tax expense of $542 thousand, which would have resulted in reported net income for first quarter 1998 of $1.1 million.

      Business Volume. Farmer Mac purchased or guaranteed $602.5 million of Qualified Loans during first quarter 1999, compared to $55.9 million for first quarter 1998. First quarter 1999 volume included a long-term standby purchase commitment totaling $407.7 million and $73.6 million of loans acquired in exchange for guaranteed securities through a "swap transaction." The long-term standby purchase commitment, which is a variation of a swap transaction, permits a lender to segregate a pool of loans in its portfolio and transfer the credit risk on those loans to Farmer Mac, in return for the payment to Farmer Mac of fees on the outstanding balance of the segregated loans approximating what would have been Farmer Mac's guarantee fee had the loans been exchanged with Farmer Mac in a swap transaction. The remainder of first quarter 1999 volume was acquired through Farmer Mac's cash window, which totaled $121.2 million, a 117 percent increase compared to first quarter 1998.

      During first quarter 1999, Farmer Mac issued $342.0 million of AMBS, of which $268.4 million were retained by Farmer Mac and $73.6 million were issued in exchange for Qualified Loans through a swap transaction, as discussed above. During first quarter 1998, Farmer Mac issued $41.4 million of AMBS, all of which were sold to capital market investors.

      Indicators of future guarantee volume, particularly cash window activity, include outstanding commitments to purchase Farmer Mac I loans and the total balance of loans submitted for approval or approved but not yet purchased.
Farmer Mac enters into mandatory delivery commitments to purchase loans. If a Seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the Seller to pay a fee to extend or cancel the commitment. At March 31, 1999, outstanding commitments to purchase Farmer Mac I loans totaled $22.5 million, compared to $51.4 million at March 31, 1998. Outstanding commitments at March 31, 1998 included a commitment to enter into a $32.8 million swap transaction. Loans submitted for approval or approved but not yet purchased totaled $205.6 million at March 31, 1999, compared to $154.1 million at March 31, 1998. Not all loans in the pipeline are purchased, as some are denied for credit reasons or withdrawn by the Seller.

      While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a new market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages we believe Farmer Mac's programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the long term, however, agricultural mortgage lenders, whether traditional or non-traditional, must value the benefits of selling loans to Farmer Mac or otherwise obtaining the benefits of the Farmer Mac guarantee and must be persuaded to modify their business practices accordingly.

Balance Sheet Review

     Assets. At March 31, 1999, total assets were $2.0 billion compared to $1.9 billion at December 31, 1998. The increase in total assets was primarily due to growth in program assets, which increased $111.7 million during first quarter 1999. During first quarter 1999, Farmer Mac issued and retained $268.4 million of AMBS under its retained portfolio strategy (see "Net Interest Income"), of which $106.3 million represented loans purchased during the quarter. As a result of the retained portfolio strategy, combined with the purchase of $29.6 million of Farmer Mac II loans, Farmer Mac Guaranteed Securities increased from $552.2 million at December 31, 1998 to $814.8 million at March 31, 1999, while loans declined from $168.1 million to $17.2 million during the same period. For further information regarding the composition of on-balance sheet guaranteed securities, see "Supplemental Information."

      Liabilities. Total liabilities increased by $92.0 million from December 31, 1998 to March 31, 1999. Most of Farmer Mac's liabilities are due within one year since most of Farmer Mac's assets are short- or long-term floating rate investments. Notes payable due after one year totaled $452.2 million at March 31, 1999, compared to $365.5 million at December 31, 1998.

      Capital. Farmer Mac's capital totaled $82.8 million at March 31, 1999, compared with $80.9 million at December 31, 1998. The increase was primarily due to net income earned during the first three months of 1999 and, to a lesser extent, an increase in the unrealized gain on available-for-sale securities. Those capital balances were in excess of Farmer Mac's regulatory minimum capital requirements. The surplus over the fully phased-in regulatory minimum capital requirement was reduced from $22.9 million at December 31, 1998 to $18.5 million at March 31, 1999, as a result of growth in on-balance sheet program assets and off-balance sheet guarantees.

      In addition to the minimum capital requirement, the Farm Credit System Reform Act of 1996 (the "1996 Act") directs the Farm Credit Administration (the "FCA") to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth in the 1996 Act. The FCA has commenced the process of developing a risk-based capital test for Farmer Mac, but has not advised Farmer Mac as to the possible level of risk-based capital that may be required or whether it intends to propose risk-based capital requirements significantly higher than the statutory minimum capital level. The FCA has indicated that it anticipates publishing a notice of proposed rulemaking setting forth a proposed risk-based capital test late in 1999. At this time, Farmer Mac is unable to predict when the rulemaking process would likely conclude and when a final regulation imposing a risk-based capital requirement on Farmer Mac would become effective.

      Off-Balance Sheet Farmer Mac Guarantees. At March 31, 1999, outstanding Farmer Mac guarantees totaled $1.0 billion, compared to $597.6 million at December 31, 1998. The increase in off-balance sheet guarantees is attributable to the $407.7 million long-term standby purchase commitment and the $73.6 million swap transaction closed during the quarter. For further information regarding credit exposure related to off-balance sheet guarantees, see "Risk Management - Credit Risk."

Risk Management

      Interest Rate Risk. Farmer Mac's asset and liability management objective is to limit the effect of changes in interest rates on its equity and earnings to within acceptable risk tolerance levels. In doing so, Farmer Mac enters into off-balance sheet derivative financial instruments. Farmer Mac uses these instruments as an end-user and not for trading or speculative purposes.

      Off-balance sheet derivative financial instruments used by Farmer Mac are interest-rate contracts, including interest-rate swaps and caps, and Treasury futures contracts. Interest-rate contracts are used to synthetically create interest-earning assets. When combined with the underlying floating rate asset, the interest-rate contracts synthetically create investments that should produce higher effective asset yields than those available through direct investment purchases. At March 31, 1999, the notional amount of interest-rate contracts outstanding was $276.2 million.

      The Corporation uses interest-rate swaps and Treasury futures contracts to reduce its exposure to interest-rate risk related to outstanding commitments to purchase Qualified Loans and loans held for securitization. At March 31, 1999, outstanding purchase commitments and loans held for securitization totaled $37.4 million, of which $1.2 million consisted of adjustable rate loans that Farmer Mac does not hedge, $9.2 million were hedged with interest-rate swaps, and $27.0 million were hedged with futures contracts. The notional balance of futures contracts used to hedge such loans totaled $18.5 million. While futures contracts limit Farmer Mac's exposure to changes in Treasury rates, they do not reduce exposure to changes in AMBS or debt spreads relative to Treasury rates. Farmer Mac limits its exposure to changes in AMBS and debt spreads by issuing debt to match fund the loans on a timely basis.

      Farmer Mac monitors its exposure to interest rate risk by measuring the sensitivity of its fair value of equity (FVE) and duration of equity to an immediate and permanent parallel shift in the Treasury yield curve. The following schedule summarizes the results of Farmer Mac's FVE sensitivity analysis at March 31, 1999.


                                 Percentage
               Interest Rate   Change in FVE
                 Scenario      from Base Case
               ------------------------------
                + 300 bp          -10.2%
                + 200 bp          -6.5%
                + 100 bp          -2.8%
               Base case           0.0%
                - 100 bp           0.6%
                - 200 bp          -0.5%
                - 300 bp          -2.3%


      Farmer Mac's duration of equity at March 31, 1999 was approximately 1.7 years. At March 31, 1999, Farmer Mac was in compliance with its established policy limits for FVE and duration gap interest-rate risk.

      Credit Risk. Farmer Mac is exposed to credit risk on loans it holds, as well as on loans backing securities issued (or sold) to third parties because of Farmer Mac's guarantee of the timely payment of principal, including any balloon payments, and interest on the securities. Loans held or guaranteed by Farmer Mac can be divided into three groups: (a) pre-1996 Act Farmer Mac I loans; (b) post-1996 Act Farmer Mac I loans; and (c) Farmer Mac II loans. The outstanding principal balance of loans held or guaranteed by Farmer Mac as of March 31, 1999 and December 31, 1998 is summarized in the table below.

                          March 31,            December 31,
                            1999                1998
                       -----------------------------------
                                  (in thousands)
 Farmer Mac I Loans
  Post-1996 Act        $ 1,353,552          $   788,905
  Pre-1996 Act             157,710              174,783
 Farmer Mac II loans       345,927              336,914
                       -----------------------------------
Total                  $ 1,857,189          $ 1,300,602
                       -----------------------------------

      For pre-1996 Act loans, Farmer Mac's credit risk exposure is mitigated by subordinated interests. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. At March 31, 1999, the subordinated interest of each outstanding security backed by pre-1996 Act Farmer Mac I loans was equal to or greater than 10% of the total outstanding balance. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac assumes 100% of the credit risk on post-1996 Act Farmer Mac I loans. Farmer Mac's credit exposure on Farmer Mac II loans is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the subordinated interests, or to Farmer Mac II loans because of the USDA guarantee.

      Farmer Mac continually assesses its credit risk exposure related to post-1996 Act Farmer Mac I loans by monitoring agricultural economic conditions and evaluating the credit quality of those loans. Despite adverse trends in agricultural economic conditions in 1998 and continuing into 1999, in particular: low commodity prices, reduced export demand and weather-related problems in certain areas of the country, Farmer Mac believes that the credit quality of the post-1996 Act Farmer Mac I loans remains strong, based on Farmer Mac's credit underwriting, appraisal and diversification standards.

      The effectiveness of those standards is reflected in the level of defaulted loans and related credit losses. At March 31, 1999, post-1996 Act
Farmer Mac I loans that were 90 days or more past due (referred to as non-performing or "impaired" loans) totaled $21.5 million, or 1.59% of the total principal amount of all post-1996 Act loans. Post-1996 Act Farmer Mac I loans that were 90 days or more past due totaled $5.5 million (0.70% delinquency rate) at December 31, 1998, and $5.0 million (1.15% delinquency rate) at March 31, 1998. The increase in the post-1996 Act loan delinquency rate compared to December 31, 1998 reflects the semi-annual and annual payment characteristics of most post-1996 Act loans resulting in a greater proportion of those loans having payments due on January 1 than any other day of the year.

      The following table segregates the delinquency rate of the post-1996 Act loans at March 31, 1999 by year of origination, geographic region and commodity.

                           Distribution
                           of Post-1996     Delinquency
                            Act Loans           Rate
                           -----------------------------------
 By year of origination:
     <1995                            33%          0.00%
      1995                             2%          1.54%
      1996                            12%          6.30%
      1997                            14%          2.78%
      1998                            30%          1.38%
      1999                             9%          0.00%
                                  -----------
 Total                               100%          1.59%
                                  -----------
 By geographic region: (1)
   Mid-north                          11%          0.76%
   Mid-south                           4%          2.63%
   Northeast                           2%          0.00%
   Northwest                          53%          1.74%
   Southeast                           1%          0.00%
   Southwest                          29%          1.63%
                                  -----------
 Total                               100%          1.59%
                                  -----------
 By commodity:
   Crops                            53%          1.42%
   Livestock                        21%          1.80%
   Permanent plantings              22%          2.06%
   Other                             4%          0.00%
                                 -----------
Total                              100%          1.59%
                                 -----------

(1) Geographic regions - Mid-North (IA, IL,IN,MI,MN,MO,WI); Mid-South(KS,OK,TX);
    Northeast(CT,DE,KY,MA,MD,ME,NC,NH,NJ,NY,OH,PA,RI,TN,VA,VT,WV); Northwest(ID,
    MT,ND,NE,OR,SD,WA,WY); Southwest(AL,AR,FL,GA,LA,MS,SC);and Southwest (AZ,CA,
    CO,NM,NV,UT).

     Segregating the portfolio and delinquency rate by year of origination shows the growing number of post-1996 Act loans approaching their anticipated peak default years. The data in the tables also generally reflect the impact of the adverse weather conditions and weak export markets during 1998 and continuing in 1999 on most commodities, particularly permanent plantings. These conditions adversely affecting permanent plantings resulted in higher delinquency rates in the Southwest and Northwest regions where they are concentrated. (Although the Mid-south region experienced a higher delinquency rate, that rate is attributable to the small amount of loans outstanding in that region and not to any particular adverse condition.) The higher delinquency rate associated with loans originated in 1996, as well as the higher delinquency rates experienced in the Northwest and Southwest regions, also are attributable to loans purchased from two institutions from whom Farmer Mac does not currently purchase loans. Farmer Mac anticipates moderate increases in the delinquency rate during 1999 due to the foregoing factors, with fluctuations in the rate from quarter to quarter due to the semi-annual and annual payment characteristic of most post-1996 Act loans.

      Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act loans. The following schedule summarizes the change in reserve for loan losses for first quarter1999 and 1998:

                          Three Months Ended March 31,
                          --------------------------
                               1999      1998
                            ---------  --------
                              (in thousands)
 Beginning balance           $ 3,259   $ 1,645
 Provisions for losses           798       260
 Charge-offs                     (41)       -
                            ---------  --------
 Ending balance              $ 4,016   $ 1,905
                            ---------  --------

       During first quarter 1999, Farmer Mac acquired a property through foreclosure resulting in a loss of $41 thousand being recorded to the reserve. The loss was based on the difference between the cost basis in the loan ($618 thousand), including accrued interest, and the estimated fair value of the property, less selling expenses. Farmer Mac expects to recover fully its cost basis in the property, which currently is under contract for resale.

      Although additional credit losses are expected to be incurred on the existing post-1996 Act Farmer Mac I delinquencies, Farmer Mac expects those losses to be within current reserve levels based on the collateral values supporting the loans. The following table summarizes the post-1996 Act delinquencies by original loan-to-value ratio.

                                   Distribution of
                                     Post-1996 Act
                                     Delinquencies
                               --------------------
           By loan-to-value ratio:
             0.00% to 40.00%                   3%
             40.01% to 50.00%                  3%
             50.01% to 60.00%                 29%
             60.01% to 70.00%                 65%
             70.01% to 80.00%                  0%
                                        -----------
           Total                             100%
                                        -----------

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

      To manage the risks related to the year 2000 date change, Farmer Mac has adopted a Year 2000 Compliance Plan. This Plan consists of four phases: system inventory, system remediation, critical vendor testing and contingency planning. Farmer Mac has completed its inventory and assessment of internal IT and non-IT systems and remediation and testing of internal systems. The Plan places significant emphasis on vendors that perform critical business processes because of the higher risk associated with ensuring compliance by external vendors. Farmer Mac has been engaged in discussions with these critical vendors regarding their year 2000 readiness efforts and has not identified any significant year 2000 compliance issues. Farmer Mac will continue to monitor their year 2000 readiness efforts and expects to complete its due diligence review of critical vendors by June 30, 1999.

      To prepare for the possibility that Farmer Mac's critical business processes could be temporarily disrupted by a year 2000 related failure, whether related to internal systems or a critical vendor, Farmer Mac is developing contingency plans. These plans are expected to be completed by June 30, 1999.

      Currently, management believes that the year 2000 date change does not expose Farmer Mac to significant business risk or material loss of revenue, if any, based on its assessment of Farmer Mac's internal systems and critical vendors. In addition, Farmer Mac expects total direct costs to complete its year 2000 readiness efforts not to exceed $150 thousand. This amount includes the use of outside consultants to help Farmer Mac evaluate the readiness of internal IT systems and critical vendors. Costs incurred to date have totaled approximately $75 thousand.

Supplemental Information

     The following tables set forth quarterly activity regarding: mandatory commitments to purchase loans; purchases of loans; AMBS issuances; delinquencies; and outstanding guaranteed securities issued under the Farmer Mac I and II Programs.


                   Mandatory Commitments to Purchase or Guarantee Farmer Mac I Loans (1) (2)
                   -------------------------------------------------------------------------
                         Long-Term  5 and 7 Year
                        Fixed Rate    Ballons      ARMs      Total     Outstanding
                       ------------ ------------  ------    -------   -------------
                                              (in thousands)
 For the quarter ended:
   March 31, 1999        $ 137,200   $ 14,774   $ 45,249   $ 197,223   $ 22,501
   December 31, 1998       170,233     13,020    380,394     563,647    431,544
   September 30, 1998       50,446      7,333     26,830      84,609     23,611
   June 30, 1998            49,154     22,095     36,731     107,980     31,718
   March 31, 1998           32,394      5,964     58,328      96,686     51,391

 For the year ended:
   December 31, 1998       302,227     48,412     502,283    852,922    431,544
   December 31, 1997       102,773    100,972      33,103    236,848     10,800


                    Purchases and Guarantees of Farmer Mac I Loans (1) (2)
                 -----------------------------------------------------------
                         Long-Term  5 and 7 Year
                        Fixed Rate    Balloons     ARMs      Total
                       ------------ ------------  ------   ---------
                                     (in thousands)
 For the quarter ended:
   March 31, 1999        $ 257,632   $ 15,817   $ 329,099  $ 602,548
   December 31, 1998        50,280     10,634      93,020    153,934
   September 30, 1998       46,713     12,782      27,454     86,949
   June 30, 1998            41,772     18,571      67,116    127,459
   March 31, 1998           25,671      6,099      24,147     55,917

 For the year ended:
   December 31, 1998       164,436     48,086     211,737    424,259
   December 31, 1997       103,335    100,874      26,304    230,513


                              Farmer Mac Mac I AMBS Issuances (1) (3)
                   -----------------------------------------------------------
                           Long-Term  5 and 7 Year
                          Fixed Rate    Balloons     ARMs      Total
                         ----------- -------------  ------   ---------
                                       (in thousands)
 For the quarter ended:
   March 31, 1999         $ 134,405    $ 16,271   $ 191,307  $ 341,983
   December 31, 1998         44,448       8,448      51,566    104,462
   September 30, 1998        53,635      13,337         -       66,972
   June 30, 1998             35,503      20,555      32,756     88,814
   March 31, 1998            31,797       9,601         -       41,398

For the year ended:
  December 31, 1998         165,383      51,941      84,322    301,646
  December 31, 1997         132,383      65,121         -      197,504





                            Farmer Mac I Delinquencies (4) (5)
                   -------------------------------------------------
                        Post-1996
                           Act      Pre-1996 Act    Total
                     ----------------------------------------------
 As of:
  March 31, 1999          1.59%        3.71%        1.81%
  December 31, 1998       0.70%        3.77%        1.31%
  September 30, 1998      0.85%        0.47%        0.76%
  June 30, 1998           0.70%        0.74%        0.71%
  March 31, 1998          1.15%        0.49%        0.92%


                                               Outstanding Guarantees (5)
                      -------------------------------------------------------------------------------
                                      Farmer Mac I
                           ---------------------------------
                               Post-1996 Act
                           ---------------------   Pre-1996     Farmer                  Held in
                             AMBS        LTSPC        Act        Mac II        Total    Portfolio (6)
                           ---------   ---------   ---------   ---------    ---------- --------------
                     (in thousands)
As of:
  March 31, 1999         $ 946, 011   $ 390,520   $ 157,710    $ 345,927    $ 1,840,168   $ 800,669
  December 31, 1998        621,169         -        174,783      336,914      1,132,866     535,290
  September 30, 1998       524,527         -        189,169      323,608      1,037,304     479,828
  June 30, 1998            462,987         -        203,230      313,668        979,885     454,904
  March 31, 1998           376,809         -        214,427      290,947        882,183     439,477

(1)Includes  loans  guaranteed  by Farmer Mac through  swap  transactions.  Such transactions  totaled $73.6  million in first quarter 1999,  $32.8 million in second quarter 1998 (committed to in first quarter 1998) and $51.6 million in fourth quarter 1998.
(2)Includes a guarantee  transaction  committed  to in fourth  quarter  1998 and executed  in first  quarter  1999  covering a pool of loans  totaling  $407.7 million.  The  transaction,  referred  to  as a  long-term  standby  purchase commitment (LTSPC), obligates Farmer Mac to purchase loans within the pool at par when they become four or more months delinquent.  In exchange, Farmer Mac receives an annual commitment fee on the outstanding balance of the pool over the life of the loans.
(3)Includes  AMBS issued and retained by Farmer Mac. Such  transactions  totaled
   $268.4  million,  $22.7  million and $52.9  million in first quarter 1999 and third and fourth quarter 1998.
(4) Includes loans 90 days or more past due, in foreclosure or in bankruptcy.
(5)Pre-1996  Act  loans  back  securities  that are  supported  by  unguaranteed subordinated interests  representing  approximately 10 percent of the balance of the loans.  Farmer Mac assumes 100 percent of the credit risk on post-1996
   Act  loans.  Farmer Mac II loans are  guaranteed  by the U.S.  Department  of
   Agriculture. Excludes AgVantage Securities.
(6) Included in total outstanding guarantees.


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

           Under the direct stock purchase program pursuant to which Farmer Mac is offering approximately 100,000 shares of Class A Voting Common Stock to interested eligible investors, Farmer Mac sold an aggregate of 500 shares of Class A Common Stock to 4 financial institutions in the quarter ended March 31, 1999. The aggregate offering price for the sales was approximately $18,150.

           Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on January 12, 1999, Farmer Mac issued an aggregate of 213 shares of its Class C Non-Voting Common Stock at an issue price of $52.625 per share to the 9 Directors who elected to receive such stock in lieu of their cash retainers.

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

*     3.2   -    Amended  and  restated  Bylaws of the  Registrant  (Form 10-K filed March 27, 1997).

+*    10.1  -    Stock Option Plan (Previously filed as Exhibit 19.1 to Form
                 10-Q filed November 10, 1992).

+*    10.1.1     -   Amendment No. 1 to Stock Option Plan (Previously filed
                 as Exhibit 10.2 to Form 10-Q filed August 16,  1993).

+*    10.1.2     -   1996 Stock Option Plan (Form 10-Q filed November 10,
                 1996).

+*    10.1.3     -1997 Stock Option Plan (Form 10-Q filed May 15, 1997).

+*    10.1.4     -Amended and Restated 1997 Incentive Plan (Form10-Q filed
                 November 10, 1996).

+*    10.1.5     -Amended and Restated 1997 Incentive Plan (Form 10-Q filed
                 November 14, 1997).

+* 10.1.6 -Amended and Restated 1997 Incentive Plan (Form 10-Q filed August 14, 1998).

+*    10.2  -    Employment Agreement dated May 5, 1989 between Henry D.
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

+*____10.3.5     -      Amendment No. 5 dated as of September 1, 1994 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

+*____10.3.6     -      Amendment No. 6 dated as of September 1, 1995 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-Q filed November 10, 1995).


*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
+*____10.3.7     -      Amendment No. 7 dated as of February 8, 1996 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-K filed March 29, 1996).

+*____10.3.8     -      Amendment No. 8 dated as of September 13, 1996 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-Q filed November 10, 1996).

+*____10.3.9     -      Amendment No. 9 dated as of August 7, 1997 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-Q filed November 14, 1997).

+*____10.3.10-   Amendment No. 10 dated as of June 4, 1998 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant (Form
                 10-Q filed August 14, 1998).

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

+*____10.4.5     -Amendment No. 5 dated as of September 1, 1995 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-Q filed November 10, 1995).

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
                 Contract between Tom D. Stenson and the Registrant (Form
                 10-Q filed August 14, 1998).

*_____10.9       -  Lease  Agreement,  dated  September  30,  1991  between  919
                 Eighteenth Street,  N.W. Associates Limited Partnership and the
                 Registrant (Previously filed as Exhibit 10.20 to Form 10-K filed March 30, 1992).

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
                 Agriculture's) Regions (Previously filed as Exhibit 1.1 to
                 Form 10-K filed April 1, 1991).

       (b)       Reports on Form 8-K.

            The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.















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


May 13, 1999

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