Form 10-Q
period 1999-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1999-08-13
CIK 845877

As filed with the Securities and Exchange Commission on
--------------------------------------------------------------------------------
                                 August 12, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999.
                         Commission File Number 0-17440

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

                  -----------------------------------------------

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

      As of August 6, 1999, there were 1,029,280 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,320,901 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

      The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the audited 1998 financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

      The following information concerning Farmer Mac's financial statements is included herein.

   Consolidated Balance Sheets at June 30, 1999 and December 31, 199.........3
   Consolidated Statements of Operations for the three and six months ended
     June 30, 1999 and 1998..................................................4
   Consolidated Statements of Cash Flows for the six months ended June 30,
     1999 and 1998...........................................................5

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,    December 31,
                                                                   1999         1998
                                                                ----------  -------------
                                                                     (in thousands)
 Assets:
   Cash and cash equivalents                                   $  546,399   $  540,626
   Investment securities                                          765,154      643,562
   Farmer Mac guaranteed securities                             1,111,027      552,205
   Loans                                                           99,371      168,064
   Interest receivable                                             33,690       24,526
   Guarantee fees receivable                                        2,898        2,135
   Prepaid expenses and other assets                                6,989        4,182
                                                               ----------  -----------
     Total Assets                                              $2,565,528   $1,935,300
                                                               ----------  -----------
 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                       $1,969,721   $1,473,688
     Due after one year                                           490,542      365,451
   Accrued interest payable                                        11,471        7,132
   Accounts payable and accrued expenses                            4,551        4,856
   Reserve for losses                                               4,915        3,259
                                                               -----------  -----------
     Total Liabilities                                          2,481,200    1,854,386

 Stockholders' Equity:
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,028,680 and 1,024,680 shares issued and outstanding
     at June 30, 1999 and December 31, 1998.                        1,029        1,025
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding at June 30, 1999
     and December 31, 1998.                                           500          500
    Class C Non-Voting, $1.00 par value, no maximum
     authorization, 9,315,996 and 9,276,351 shares issued and
     outstanding at June 30, 1999 and December 31, 1998             9,316        9,276
   Additional paid-in capital                                      70,752       69,984
   Accumulated other comprehensive (loss) income                     (422)         249
   Retained earnings (deficit)                                      3,153         (120)
                                                                ----------  -----------
     Total Stockholders' Equity                                    84,328       80,914
                                                                ----------  -----------
   Total Liabilities and Stockholders' Equity                 $ 2,565,528   $1,935,300
                                                                ----------  -----------

                  See accompanying notes to consolidated financial statements.



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended        Six Months Ended
                                                        ------------------        ----------------
                                                      June 30,     June 30,      June 30,     June 30,
                                                        1999         1998          1999         1998
                                                     ---------    ---------     ---------     --------
                                                         (in thousands, except per share amounts)
 Interest income:
   Farmer Mac guaranteed securities                  $14,287       $ 8,113       $23,589       $15,977
   Investments and cash equivalents                   15,888        15,724        31,304        30,358
   Loans                                               1,356         1,600         4,673         2,577
                                                     --------     --------      --------      --------
    Total interest income                             31,531        25,437        59,566        48,912
 Interest expense                                     27,584        22,964        52,039        44,004
                                                     --------     --------      --------      --------
 Net interest income                                   3,947         2,473         7,527         4,908

 Other income:
   Guarantee fees                                      1,644           841         3,109         1,597
   Gain on sale of AMBS                                  -             552           -             980
   Miscellaneous                                         132            14           198            62
                                                     --------     --------      --------      --------
 Total other income                                     1,776        1,407         3,307         2,639
                                                     --------     --------      --------      --------
 Total revenues                                         5,723        3,880        10,834         7,547

 Expenses:
   Compensation and employee benefits                   1,268        1,028         2,260         1,834
   Professional fees                                      371          423           780           791
   Board of Directors fees and expenses                   113          100           187           176
   Regulatory fees                                        142          165           210           331
   General and administrative                             402          333           777           731
                                                     --------     --------      --------      --------
    Total operating expenses                            2,296        2,049         4,214         3,863
   Provision for losses                                   862          362         1,660           622
                                                     --------     --------      --------      --------
 Total expenses                                         3,158        2,411         5,874         4,485
                                                     --------     --------      --------      --------
 Income before income taxes                             2,565        1,469         4,960         3,062

 Income tax expense (benefit)                             873         (306)        1,687          (458)
                                                     --------     --------      --------      --------
 Net income                                           $ 1,692      $ 1,775       $ 3,273       $ 3,520
                                                     --------     --------      --------      --------
 Earnings per share:
   Basic earnings per share                            $ 0.16       $ 0.16        $ 0.31        $ 0.33
   Diluted earnings per share                          $ 0.15       $ 0.16        $ 0.29        $ 0.32

                   See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                        1999           1998
                                                                      ---------     ---------
                                                                          (in thousands)
 Cash flows from operating activities:
  Income from Operations                                                $ 3,273      $ 3,520
  Adjustments to reconcile net income to cash provided by
   operating activities:
   Amortization of investment premiums and discounts                      2,407          884
   Amortization of debt premiums, discounts and issurance costs          37,516       30,607
   Provision for losses                                                   1,660          622
   Net (increase) decrease in other assets and liabilities               (8,362)         277
                                                                      ----------    ----------
   Net cash provided by operating activities                             36,494       35,910

 Cash flows from investing activities:
  Purchases of available-for-sale investments                          (322,255)    (213,905)
  Purchases of investment securities                                     (6,267)      (4,017)
  Purchases of Farmer Mac guaranteed securities                        (429,509)     (45,758)
  Purchases of loans                                                   (250,259)    (150,648)
  Proceeds from repayment of available-for-sale investments             163,352      193,477
  Proceeds from repayment of investment securities                       43,248       29,220
  Proceeds from repayment of Farmer Mac guaranteed securities           181,393       19,178
  Proceeds from repayment of loans                                        5,156        1,925
  Proceeds from securitization of loans                                      -        97,453
                                                                      ----------    ----------
   Net cash used by investing activities                               (615,141)     (73,075)
 Cash flows from financing activities:
  Proceeds from issuance of discount notes                           41,052,812    13,539,609
  Proceeds from issuance of medium-term notes                           147,581        14,960
  Payments to redeem discount notes                                 (40,587,985)  (13,238,585)
  Payments to redeem medium-term notes                                  (28,800)     (111,520)
  Proceeds from common stock issuance                                       812           824
                                                                      ----------    ----------
   Net cash provided by financing activities                            584,420       205,288
                                                                      ----------    ----------
  Net increase in cash and cash equivalents                               5,773       168,123

  Cash and cash equivalents at beginning of period                      540,626       177,617
                                                                      ----------    ----------
  Cash and cash equivalents at end of period                          $ 546,399     $ 345,740
                                                                      ----------    ----------
 Supplemental disclosures of cash flow information:
  Cash paid for:
   Interest                                                           $  13,143      $ 17,406
   Income Taxes                                                       $   2,737      $    206
  Non-cash activity:
   Loans securitized and retained as Farmer Mac
    guaranteed securities                                             $ 313,801      $   -
   Loans acquired in exchange for AMBS                                $  73,597      $ 32,755
   Real estate acquired through foreclosure                           $     578      $   -

                 See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies.

      (a)   Principles of Consolidation

      Financial information at and for the three and six months ended June 30, 1999 is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

(b)   Loans

      At June 30, 1999, all loans held by Farmer Mac were held for investment and carried at amortized cost.

      (c)   Interest-Rate Contracts and Hedge Instruments

      Interest-rate contracts, including interest-rate swaps and caps, are entered into with the intent of synthetically creating interest-earning assets and debt instruments. As such, the net differential received or paid is recorded as an adjustment to interest income or expense of the associated assets or liabilities, on an accrual basis.

      Hedge instruments, consisting solely of forward sale contracts involving debt securities of other government-sponsored enterprises (GSEs) and futures contracts involving U.S. Treasury securities, are used by Farmer Mac to manage interest-rate risk exposure related to the purchase of loans and other assets and the anticipated issuance of debt. Farmer Mac monitors the correlation of the change in value of the hedge instrument and the change in value of the hedged item to determine the effectiveness of the hedge instrument. Gains and losses on effective hedge instruments that have been terminated or have matured are deferred as an adjustment to the cost basis of the hedged item. Gains and losses on ineffective hedge instruments are marked-to-market directly through income.

      (d)   Earnings Per Share

      Class C earnings per share have been restated to reflect the three-for-one Class C common stock split effective August 2, 1999, and the elimination of the three-to-one dividend and liquidation preferences applicable to each share of Class C stock relative to each share of Class A and Class B voting common stock. Previously, Class C earnings per share were equal to three times the earnings per share for Class A and Class B stock. As a result of the stock split and the elimination of the dividend and liquidation preferences, earnings per share for all classes of stock are the same.

      Basic earnings per share are based on the weighted average shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The following schedule reconciles basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:

                                          June 30, 1999                           June 30, 1998
                                    ------------------------               ------------------------
                                            Dilutive                                Dilutive
                                             stock       Diluted                     stock        Diluted
                             Basic EPS      options        EPS        Basic EPS      options        EPS
                            ------------------------------------      -----------------------------------
                                                (in thousands, except per share amounts)
 Three months ended:
  Net Income                  $ 1,692        $ -         $ 1,692        $ 1,775        $ -         $ 1,775
  Weighted average shares      10,818         419         11,237         10,762         421         11,183
  Earnings per share          $  0.16                    $  0.15        $  0.16                    $  0.16

 Six months ended:
  Net Income                  $ 3,273        $ -         $ 3,273        $ 3,520        $ -         $ 3,520
  Weighted average shares      10,810         399         11,209         10,752         421         11,173
  Earnings per share          $  0.31                    $  0.29        $  0.33                    $  0.32


      (e)   Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.  Off-Balance Sheet Financial Instruments.

      In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell loans, the issuance of its guarantee and the use of interest-rate contracts and hedge instruments. At June 30, 1999, outstanding commitments to purchase Qualified Loans totaled $12.1 million. There were no outstanding commitments to sell Qualified Loans at June 30, 1999. For information regarding the off-balance sheet risks associated with off-balance sheet guarantees, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Management - Credit Risk." For information related to the use of interest rate contracts and hedge instruments, see Note 1 (c) and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk."

Note 3.  Comprehensive Income

      Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and six months ended June 30, 1999 and 1998. Comprehensive income for the three and six months ended June 30, 1999 is net of taxes of $577 thousand and $346 thousand, respectively.


                                                                Three Months Ended     Six Months Ended
                                                               --------------------   ------------------
                                                                  1999      1998        1999      1998
                                                               ---------  --------    --------  --------
                                                                             (in thousands)
 Net income                                                     $ 1,692    $ 1,775    $ 3,273   $ 3,520
 Change in unrealized gain (loss) on securities
   available-for-sale, net of taxes                              (1,121)      (458)      (671)     (430)
                                                                --------  --------    --------  --------
 Comprehensive income                                           $   571    $ 1,317    $ 2,602   $ 3,090
                                                                --------  --------    --------  --------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     Certain statements made in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income, delinquencies and provision for losses; changes in capital position; year 2000 readiness efforts; and other business and financial matters. Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements in excess of statutory minimum and critical capital levels or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, the agricultural economy (including agricultural land values, commodity prices, export demand for U.S. agricultural products and federal assistance to farmers) or the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac guaranteed securities; the non-compliance of Farmer Mac's internal systems or the systems of critical vendors with respect to the year 2000 date change; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in Farmer Mac's status as a government-sponsored enterprise.

      The foregoing factors are not exhaustive. Other sections of this report may include additional factors that could adversely impact Farmer Mac's business and its financial performance. Furthermore, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor assess the impact of such factors on Farmer Mac's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements. Given these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Furthermore, Farmer Mac undertakes no obligation to publicly release the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

      Overview. Net income increased 74 percent to $1.7 million for second quarter 1999, compared to $970 thousand for second quarter 1998 on a fully taxable equivalent basis (see "Income Tax Expense/Benefit"). Net income totaled $3.3 million for year-to-date 1999, compared to $2.0 million for the same period in 1998 on a fully taxable equivalent basis, an increase of 62 percent. Diluted earnings per share were $0.15 and $0.29 for the three and six months ended June 30, 1999, compared to $0.09 and 0.18 on a fully tax equivalent basis for the same periods in 1998. Earnings per share reflect the three-for-one Class C stock split and the elimination of the three to-one dividend and liquidation preferences previously accorded to Class C common stock compared to Classes A and B common stock. The stock split, which was announced during second quarter 1999, was effective on August 2, 1999. In addition, Farmer Mac's Class A and C common stocks began trading on the New York Stock Exchange (NYSE) during second quarter 1999. Management believes the NYSE listing and the three-for-one split of the Class C stock will benefit Farmer Mac's stockholders through increased price stability, greater trading liquidity, and access to a more efficient stock trading system.

     The steady growth in earnings reflects continued growth in loan volume. Loans purchased through Farmer Mac's cash window, which excludes loans acquired in exchange for guaranteed securities through "swap transactions" or loans guaranteed through long-term standby purchase commitments, increased 35 percent compared to second quarter 1998. Total loan purchases and guarantees for year-to-date 1999 increased by $546.8 million compared to year-to-date 1998, bringing total loans held or guaranteed by Farmer Mac to $2.0 billion at June 30, 1999. With Farmer Mac's market penetration in the multibillion dollar agricultural mortgage market now at just over two percent, there is significant potential for continued growth, notwithstanding certain conditions adversely affecting the current agricultural economy. Management believes this growth should be accomplished through the pursuit of Farmer Mac's business strategies as its network of approved sellers, and the loan volume generated by the most active sellers, continues to expand.

      Post-1996 Act loan delinquencies  declined during second quarter 1999 from
1.59 percent at March 31, 1999 to 1.03 percent at June 30, 1999, reflecting the semi-annual and annual payment characteristics of most of the post-1996 Act loans. Farmer Mac anticipates higher delinquencies in the third quarter due to the number of loans having payments due on July 1 and adverse conditions in the agricultural economy. Despite these factors, management believes that Farmer Mac's exposure to potential credit losses is limited by the sound credit underwriting standards applied to loans acquired by Farmer Mac and the adequacy of Farmer Mac's loss reserves. See "Risk Management - Credit Risk." Adverse economic conditions have also generated challenging opportunities for new business, which Farmer Mac is pursuing vigorously, while remaining focused on quality control in the underwriting process.

      Set forth below is a more detailed discussion of Farmer Mac's results of operations.

      Net Interest Income. Net interest income for second quarter and year-to-date 1999 was $3.9 million and $7.5 million, respectively, compared to $2.5 million and $4.9 million for the same periods a year ago. The increases in net interest income were primarily attributable to increases in the balance of program assets (Farmer Mac guaranteed securities and loans), driven by Farmer Mac's interim changeover to a retained portfolio strategy and the purchase of $189.8 million of AMBS from capital market investors (see "Balance Sheet Review
- Assets"). Management regularly evaluates whether to retain or sell AMBS based on the present value of the net interest income earned over the life of the AMBS if retained, compared to the up-front gain earned if sold to capital market investors. Farmer Mac's assessment of the relative economic attractiveness of each execution is determined primarily by market conditions, particularly the relationship between Farmer Mac's debt securities' spreads and its AMBS spreads.

      The following table provides information regarding the average balances and rates of interest earning assets and funding for the six months ended June 30, 1999 and 1998. The increase in net interest yield between the two periods is due to growth in program assets, which resulted in a shift in the composition of interest earning assets from lower yielding non-program assets (cash and cash equivalents and investments) to higher yielding program assets.



                                                                   Six Months Ended June 30,
                                              ------------------------------------------------------------------
                                                            1999                               1998
                                              ------------------------------------------------------------------
                                               Average     Income/    Average      Average    Income/    Average
                                               Balance     Expense      Rate       Balance    Expense     Rate
                                              ---------   ---------  ---------    ---------  --------   ---------
                                                                  (dollars in thousands)
 Interest Earning Assets:
  Cash and cash equivalents                  $ 577,965    $ 14,222     4.92%     $ 355,824    $ 9,808     5.51%
  Investments                                  640,837      17,082     5.33%       683,018     20,550     6.02%
  Farmer Mac guaranteed securities             723,232      23,589     6.52%       452,512     15,977     7.06%
  Loans                                        143,941       4,673     6.49%        73,905      2,577     6.97%
                                             ---------   ----------  --------     ---------  ---------  --------
   Total interest earning assets             2,085,975      59,566     5.71%     1,565,259     48,912     6.25%
                                             ---------                            ---------
 Funding:
  Discount notes                             1,560,659      37,475     4.80%     1,105,224     30,448     5.51%
  Medium-term notes                            457,886      14,564     6.36%       393,149     13,556     6.90%
                                             ---------   ----------  --------    ---------   ---------  --------
    Total interest bearing liabilities       2,018,545      52,039     5.15%     1,498,373     44,004     5.87%
  Net non-interest bearing funding              67,430         -       0.00%        66,886        -       0.00%
                                             ---------   ----------  --------    ---------   ---------  --------
   Total funding                            $2,085,975      52,039     4.99%    $1,565,259     44,004     5.62%
                                             ---------   ----------  --------    ---------   ---------  --------
  Net interest income/yield                               $  7,527     0.72%                  $ 4,908     0.63%
                                                         ----------  --------                ---------  --------



      The table below sets forth certain information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, a third element of the calculation, are allocated based on their relative size.

                                                           Six Months Ended June 30, 1999 Compared to
                                                                Six Months Ended June 30, 1998
                                                          --------------------------------------------
                                                                 Increase/(Decrease) Due to
                                                          --------------------------------------------
                                                              Rate           Volume          Total
                                                          ------------     ----------     ------------
                                                                         (in thousands)
 Income from interest earning assets:
  Cash and cash equivalents                                $ (916)          $ 5,330         $ 4,414
  Investments                                              (2,250)           (1,218)         (3,468)
  Farmer Mac guaranteed securities                         (1,111)            8,723           7,612
  Loans                                                      (164)            2,260           2,096
                                                         ---------        ----------        ---------
   Total                                                   (4,441)           15,095          10,654
 Expense from interest bearing liabilities                 (4,362)           12,397           8,035
                                                         ---------        ----------        ---------
  Change in net interest income                            $  (79)          $ 2,698         $ 2,619
                                                         ---------        ----------        ---------

      Other Income. Other income, which is comprised of guarantee fee income, gain on sale of AMBS and miscellaneous income, totaled $1.8 million for second quarter 1999 and $3.3 million for year-to-date 1999, compared to $1.4 million and $2.6 million, respectively, in 1998. Guarantee fee income increased from $841 thousand for second quarter 1998 to $1.6 million for second quarter 1999. Year-to-date 1999 guarantee fee income was $3.1 million compared to $1.6 million for year-to-date 1998. The increase in guarantee fee income reflects continued growth in outstanding guarantees, which have increased by 91 percent since second quarter 1998 to a total outstanding balance of $1.9 billion at June 30, 1999. For year-to-date 1999, there was no gain on sale of AMBS as a consequence of Farmer Mac's changeover to a retained portfolio strategy. During the same period a year ago, Farmer Mac recognized a $980 thousand gain on the sale of $97.4 million of AMBS. Miscellaneous income, which is comprised of program related fees and gain on sale of assets, totaled $132 thousand and $198 thousand for second quarter and year-to-date 1999, respectively, and $14 thousand and $62 thousand for the same periods in 1998.

      Expenses. Operating expenses increased 12 percent, from $2.0 million for second quarter 1998 to $2.3 million for second quarter 1999, compared to a 48 percent increase in total revenues during the same period. The increase in operating expenses resulted from increased business volume, as well as the payment of annual incentive compensation to management in June. For year-to-date 1999, operating expenses increased by 9 percent, compared to a 44 percent increase in total revenues. Management anticipates expenses will increase at a faster rate in the latter half of 1999 than that experienced in the first half of 1999, but at a slower rate than the anticipated growth in total revenues.

      Farmer Mac's provision for losses was $862 thousand for second quarter 1999 and $1.7 million for year-to-date 1999, compared to $362 thousand and $622 thousand, respectively, in 1998. The increase in the provision for losses corresponds to growth in outstanding post-1996 Act loans held or guaranteed by Farmer Mac, which totaled $1.4 billion at June 30, 1999. Farmer Mac's reserve for principal and interest losses at June 30, 1999 totaled $4.9 million, or 0.34 percent of the outstanding post-1996 Act loans.

      Income Tax Expense/Benefit. The provision for income taxes totaled $873 thousand for second quarter 1999 and $1.7 million for year-to-date 1999, compared to tax benefits of $306 thousand and $458 thousand for the same periods in 1998 due to the recognition of previously deferred tax benefits. As of June 30, 1998, all previously deferred tax benefits had been fully recognized. Had Farmer Mac's effective tax rate equaled its statutory tax rate in 1998, it would have reported income tax expense of $499 thousand and $1.0 million for second quarter and year-to-date 1998, which would have resulted in reported net income on a fully taxable equivalent basis of $970 thousand and $2.0 million, respectively.

      Business Volume. The following table sets forth the amount of loans purchased or guaranteed, and AMBS issued by Farmer Mac during the periods indicated:


                                 Three Months Ended June 30,       Six Months Ended June 30,
                                 ---------------------------       -------------------------
                                    1999        1998                  1999          1998
                                 ----------  ----------            ----------    ---------
                                                      (in thousands)
 Purchase and guarantee volume:
   Cash window                   $ 127,625    $ 94,704              $ 248,875     $ 150,576
   Swap transactions                  -         32,755                 73,597        32,800
   LTSC                               -           -                   407,701          -
                                 ----------  ----------             ----------    ---------
   Total loans purchased or
     guaranteed                  $ 127,625   $ 127,459              $ 730,173     $ 183,376
                                 ----------  ----------             ----------    ---------
 AMBS issuances:
   Retained                      $  45,415   $    -                 $ 313,801     $    -
   Sold                               -         56,059                   -           97,412
   Swap transactions                  -         32,755                 73,597        32,800
                                 ----------  ----------             ----------    ---------
   Total AMBS issuances          $  45,415   $  88,814              $ 387,398     $ 130,212
                                 ----------  ----------             ----------    ---------

      Total purchase and guarantee volume, which includes cash window purchases, loans acquired in exchange for guaranteed securities through "swap transactions" and loans guaranteed through long-term standby purchase commitments, increased by $546.8 million in year-to-date 1999, from $183.4 million for the first six months of 1998 to $730.2 million for the first six months of 1999. Second quarter 1999 purchase and guarantee volume was relatively unchanged from second quarter 1998. Cash window volume, which represents newly originated loans sold to Farmer Mac by its network of approved Sellers, increased 65 percent during the first six months of 1999 compared to the same period in 1998, and 35 percent in second quarter 1999 compared to second quarter 1998.

      Indicators of future purchase and guarantee volume, particularly cash window activity, include outstanding commitments to purchase Farmer Mac I loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a Seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the Seller to pay a fee to extend or cancel the commitment. At June 30, 1999, outstanding commitments to purchase Farmer Mac I loans totaled $12.1 million, compared to $31.7 million at June 30, 1998. Loans submitted for approval or approved but not yet committed to purchase totaled $208.5 million at June 30, 1999, compared to $148.2 million at June 30, 1998. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the Seller.

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

Balance Sheet Review

      Assets. At June 30, 1999, total assets were $2.6 billion compared to $1.9 billion at December 31, 1998. The increase in total assets was primarily due to growth in program assets, which have increased $490.1 million since the end of 1998 to a total of $1.2 billion. During the first six months of 1999, Farmer Mac purchased and retained $248.9 million of loans under its retained portfolio strategy. In addition, Farmer Mac purchased $189.8 million of AMBS from capital market investors and $69.4 million of Farmer Mac II securities. During the same period, non-program assets, consisting of cash and cash equivalents and investments, grew by $127.4 million.

      Liabilities. Total liabilities increased by $626.8 million from December 31, 1998 to June 30, 1999. Most of Farmer Mac's liabilities are due within one year since most of Farmer Mac's assets are short- or long-term floating rate investments. Notes payable due after one year totaled $490.1 million at June 30, 1999, compared to $365.5 million at December 31, 1998.

      Capital. Farmer Mac's capital totaled $84.3 million at June 30, 1999, compared with $80.9 million at December 31, 1998. The increase was due to the retention of net income earned during the first six months of 1999, offset by a $671 thousand decrease in the value of available-for-sale securities. Those capital balances were in excess of Farmer Mac's regulatory minimum capital requirements, although the surplus over the fully phased-in regulatory minimum capital requirement was reduced from $22.9 million at December 31, 1998 to $8.0 million at June 30, 1999. The reduction in surplus capital is attributable to the growth in on-balance sheet program assets and off-balance sheet guarantees. As a result of the reduction in surplus capital and growth in program assets, which generate higher returns on equity, return on equity has increased from 5.4 percent in 1998 to 7.9 percent for the first six months of 1999. Farmer Mac's current surplus capital would support additional asset growth in amounts ranging from $290 million of on-balance sheet assets to more than $1 billion of off-balance sheet assets based on applicable minimum capital requirements. Management believes Farmer Mac has sufficient capital to support anticipated increases in business volume for at least the next twelve months in light of the existing surplus capital and Farmer Mac's ability to replace on-balance sheet non-program assets with on- and off-balance sheet program assets and, ultimately, to sell on-balance sheet program assets to support increases in off-balance sheet program assets.

     In addition to the regulatory minimum capital requirement referred to above, the Farm Credit System Reform Act of 1996 (the "1996 Act") directs the Farm Credit Administration (the "FCA") to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth in the 1996 Act. The FCA has commenced the process of developing a risk-based capital test for Farmer Mac, but has not advised Farmer Mac as to the possible level of risk-based capital that may be required or whether it intends to propose risk-based capital requirements significantly higher than the statutory minimum capital level. The FCA has indicated that it anticipates publishing a notice of proposed rulemaking setting forth a proposed risk-based capital test later this year. At this time, Farmer Mac is unable to predict when the rulemaking process would likely conclude and when a final regulation imposing a risk-based capital requirement on Farmer Mac would become effective.

      Off-Balance Sheet Farmer Mac Guarantees. At June 30, 1999, outstanding off-balance sheet Farmer Mac guarantees totaled $824.2 million, compared to $597.6 million at December 31, 1998. The increase in off-balance sheet guarantees is attributable to the $407.7 million long-term standby purchase commitment and the $73.6 million swap transaction closed during first quarter 1999, less the $189.8 million of AMBS purchased from capital market investors. For further information regarding credit exposure related to off-balance sheet guarantees, see "Risk Management - Credit Risk."

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

     Off-balance sheet derivative financial instruments used by Farmer Mac are interest-rate contracts, including interest-rate swaps and caps, forward sale contracts involving GSE debt securities and futures contracts involving U.S. Treasury securities. Interest-rate contracts are used to synthetically alter the interest rate characteristics of specific investments or debt such that the interest rate characteristics of Farmer Mac's investments and debt are better matched. At June 30, 1999, the notional amount of interest-rate contracts was $544.7 million. Farmer Mac uses forward sale and futures contracts to reduce its interest rate risk exposure to the purchase of loans and other assets and the anticipated issuance of debt. At June 30, 1999, the notional amount of outstanding forward sale and futures contracts totaled $228.0 million.

      Farmer Mac monitors its exposure to interest rate risk by measuring duration of equity and the sensitivity of its fair value of equity (FVE) to an immediate and permanent parallel shift in the Treasury yield curve. Farmer Mac's duration of equity at June 30, 1999 was approximately 5.2 years. The following schedule summarizes the results of Farmer Mac's FVE sensitivity analysis at June 30, 1999:


                                       Percentage
              Interest  Rate         Change in FVE
                 Scenario           from Base Case
             ----------------      ----------------
                + 300 bp               -18.9%
                + 200 bp               -13.0%
                + 100 bp               - 6.2%
                - 100 bp                 4.3%
                - 200 bp                 5.7%
                - 300 bp                 4.3%


      Farmer Mac was in compliance with its established policy limits for FVE and duration gap at June 30, 1999.

     Credit Risk. Farmer Mac is exposed to credit risk on loans it holds, as well as on loans backing securities issued (or sold) to third parties because of Farmer Mac's guarantee of the timely payment of principal, including any balloon payments, and interest on the securities. Loans held or guaranteed by Farmer Mac can be divided into three groups: (a) pre-1996 Act Farmer Mac I loans; (b) post-1996 Act Farmer Mac I loans; and (c) Farmer Mac II loans. The outstanding principal balance of those loans as of June 30, 1999 and December 31, 1998 is summarized in the table below:




                          June 30,        December 31,
                            1999             1998
                        -----------     -------------
                              (in thousands)
 Farmer Mac I loans:
  Post-1996 Act         $ 1,457,565     $   788,905
  Pre-1996 Act              142,842         174,783
 Farmer Mac II loans        367,250         336,914
                        -----------      ----------
  Total                 $ 1,967,657     $ 1,300,602
                        -----------      ----------


      For pre-1996 Act loans, Farmer Mac's credit risk exposure is mitigated by subordinated interests. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. Farmer Mac assumes 100 percent of the credit risk on post-1996 Act Farmer Mac I loans as a result the 1996 Act, which eliminated the subordinated interest requirement. Farmer Mac's credit exposure on Farmer Mac II loans is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the subordinated interests, or to Farmer Mac II loans because of the USDA guarantee.

     For post-1996 Act loans, Farmer Mac regularly monitors agricultural economic conditions and evaluates the credit quality of those loans. In the Northeastern and Southeastern United States, the current drought is expected to have little impact on Farmer Mac, considering its limited exposure to loans in those regions. Nationwide, low commodity prices and weak export markets have adversely affected agricultural economic conditions in 1998 and 1999 to date, and may continue at least through the remainder of the year. Overall, Farmer Mac believes that the credit quality of the post-1996 Act Farmer Mac I loans remains strong, based on their compliance with Farmer Mac's standards at the time of purchase or acquisition; their performance to date; and current agricultural land values. A prolonged continuation or worsening of the adverse conditions currently affecting the agricultural economy, without significant federal assistance to farmers, could result in a deterioration of the credit quality, and a possible decline in land values, of loans underlying Farmer Mac's guarantee.

      An indicator of the credit quality of loans underlying Farmer Mac's guarantee is the level of defaulted loans and related credit losses. At June 30, 1999, post-1996 Act Farmer Mac I loans that were 90 days or more past due (referred to as non-performing or "impaired" loans) totaled $15.1 million, or
1.03 percent of the total principal amount of all post-1996 Act loans. At December 31, 1998 and June 30 ,1998, post-1996 Act Farmer Mac I loans that were 90 days or more past due totaled $5.5 million (0.70 percent delinquency rate) and $3.9 million (0.70 percent delinquency rate), respectively. The increase in the post-1996 Act loan delinquency rate compared to December 31, 1998 reflects the semi-annual and annual payment characteristics of most post-1996 Act loans resulting in a greater proportion of those loans having payments due on January 1 than any other day of the year. The increase relative to June 30, 1998 reflects the growing number of loans that are approaching their anticipated peak default years and adverse conditions continuing to affect the agricultural economy. In addition to aging of the portfolio and adverse agricultural economic conditions, the higher delinquency rate is also attributable to the credit quality of loans purchased in 1996 from two institutions operating in the Northwest and Southwest regions. Farmer Mac no longer purchases loans from those institutions. The effect of the aforementioned factors on the portfolio can be seen in the following table, which segregates the delinquency rate of the post-1996 Act loans at June 30, 1999 by year of origination, geographic region and commodity.



                            Distribution of
                            Post-1996 Act      Delinquency
                               Loans              Rate
                           -----------------  --------------
 By year of origination:
  Pre-1995                       27%              0.00%
  1995                            2%              0.44%
  1996                           11%              4.86%
  1997                           12%              1.91%
  1998                           26%              0.88%
  1999                           22%              0.00%
                             ----------
 Total                          100%              1.03%
                             ----------
 By geographic region: (1)
  Mid-north                      12%              0.15%
  Mid-south                       4%              0.00%
  Northeast                       2%              0.00%
  Northwest                      52%              1.54%
  Southeast                       1%              0.00%
  Southwest                      29%              0.68%
                             ----------
 Total                          100%              1.03%
                             ----------
By commodity:
  Crops                          54%              0.92%
  Livestock                      21%              1.38%
  Permanent plantings            22%              1.05%
  Other                           3%              0.34%
                             ----------
Total                           100%              1.03%
                             ----------

(1)Geographic regions - Mid-North (IA,IL,IN,MI,MN,MO,WI); Mid-South (KS,OK,TX);
  Northeast (CT,DE,KY,MA,MD,ME,NC,NH,NJ,NY,OH,PA,RI,TN,VA,VT,WV); Northwest (ID,
  MT,ND,NE,OR,SD,WA,WY); Southeast (AL,AR,FL,GA,LA,MS,SC); and Southwest (AZ,CA,
  CO,NM,NV,UT).



      Farmer Mac anticipates fluctuations in the delinquency rate of those loans from quarter to quarter, with higher numbers likely to be reported during the first and third quarters of each year due to the semi-annual payment characteristics of most Farmer Mac loans, and with the average delinquency level increasing during the later half of 1999 due to the aforementioned factors.

      Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act loans. The following schedule summarizes the change in reserve for loan losses for the three and six months ended June 30, 1999 and 1998:


                                Three Months Ended          Six Months Ended
                                     June 30,                    June 30,
                               --------------------        ------------------
                                1999          1998          1999        1998
                               ------        ------        ------      ------
                                                (in thousands)

 Beginning balance            $ 4,016       $ 1,905        $ 3,259     $ 1,645
 Provision for losses             862           362          1,660         622
 Net recoveries (charge-offs)      37           -               (4)         -
                             --------      --------       --------   ---------
 Ending balance               $ 4,915       $ 2,267        $ 4,915     $ 2,267




       During first quarter 1999, Farmer Mac acquired a property through foreclosure resulting in a loss of $41 thousand being recorded to the reserve. During second quarter 1999, the property was sold and Farmer Mac recovered $37 thousand of the original loss recorded.

      Although credit losses are expected to be incurred on the existing post-1996 Act Farmer Mac I delinquencies, Farmer Mac expects those losses to be within current reserve levels based on the collateral values supporting the loans. The following table summarizes the post-1996 Act delinquencies by original loan-to-value ratio:

                                               Distribution of
                                                Post-1996 Act
                                                Delinquencies
                                               ---------------
              By original loan-to-value ratio:
                  0.00% to 40.00%                     2%
                 40.01% to 50.00%                     6%
                 50.01% to 60.00%                    29%
                 60.01% to 70.00%                    63%
                 70.01% to 80.00%                     0%
                                                 -----------
              Total                                 100%
                                                 -----------


      As of June 30, 1999, the weighted average loan-to-value ratio of post-1996 Act loans (calculated by dividing the current loan principal balance by the original appraised value) was approximately 50%.

Other Matters

      Year 2000. The year 2000 problem relates to the inability of some computer programs to process date-sensitive information due to the use of two digits (rather than four) to define the applicable year. As a result, these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The year 2000 date change potentially could affect Farmer Mac's internal information technology (IT) and non-IT systems, as well as systems utilized by its external vendors. Farmer Mac's internal IT systems, which are "PC software-based," are used to perform critical business processes including purchases of Qualified Loans; sale of AMBS; issuance of debt securities; payments to debt security and AMBS investors; and financial reporting to investors and stockholders. Certain vendors also perform critical business processes by servicing the loans held or securitized by Farmer Mac and administering the guaranteed securities issued by Farmer Mac. Failure of IT and/or vendor systems to handle the year 2000 date change could result in Farmer Mac being unable to perform critical business processes and expose Farmer Mac to significant business risk. Less critical to Farmer Mac's operations are non-IT systems, which include telephones, facsimile machines and systems used to maintain building operations.
      To manage the risks related to the year 2000 date change, Farmer Mac has adopted a Year 2000 Compliance Plan. This Plan consists of four phases: system inventory, system remediation, critical vendor testing and contingency planning. Farmer Mac has completed all phases of the plan and believes that its systems, as well as those of its critical vendors, will be able to perform critical business functions after December 31, 1999. In the event of a system failure, Farmer Mac has developed contingency plans, which primarily rely on instituting manual procedures, to complete critical business processes. Farmer Mac will test its contingency plans related to critical business processes during third quarter 1999. In addition, Farmer Mac will continue to monitor the compliance status of its internal systems and the status of its critical vendors throughout the remainder of 1999.

      Currently, management believes that the year 2000 date change does not expose Farmer Mac to significant business risk or material loss of revenue, if any, based on its assessment of Farmer Mac's internal systems and critical vendors. In addition, Farmer Mac expects total direct costs to complete its year 2000 readiness efforts not to exceed $150 thousand. This amount includes the use of outside consultants to help Farmer Mac evaluate the readiness of internal IT systems and critical vendors. Costs incurred to date have totaled approximately $100 thousand.

Supplemental Information

     The following tables set forth quarterly activity regarding: commitments to
purchase   loans;   purchases   and   guarantees  of  loans;   AMBS   issuances;
delinquencies; and outstanding guarantees.


                         Commitments to Purchase or Guarantee Farmer Mac I Loans (1) (2)
                    --------------------------------------------------------------------------
                          Long-Term    5 and 7 Year
                         Fixed Rate      Balloons      ARMs       Total      Outstanding
                        ------------  --------------  ------    ---------   -------------
                                               (in thousands)
 For the quarter ended:
  June 30, 1999           $ 56,010     $ 17,025     $ 48,791   $ 121,826     $ 12,069
  March 31, 1999           137,200       14,774       45,249     197,223       22,501
  December 31, 1998        170,233       13,020      380,394     563,647      431,544
  September 30, 1998        50,446        7,333       26,830      84,609       23,611
  June 30, 1998             49,154       22,095       36,731     107,980       31,718

 For the year ended:
  December 31, 1998        302,227       48,412      502,283     852,922      431,544
  December 31, 1997        102,773      100,972       33,103     236,848       10,800



                                Purchases and Guarantees of Farmer Mac I Loans (1) (2)
                               --------------------------------------------------------
                                 Long-Term      5 and 7 year
                                 Fixed Rate       Balloons       ARMs       Total
                               -------------     ----------    --------   ----------
                                                  (in thousands)
 For the quarter ended:
  June 30, 1999                  $ 58,406        $ 16,975     $ 52,244    $ 127,625
  March 31, 1999                  257,632          15,817      329,099      602,548
  December 31, 1998                50,280          10,634       93,020      153,934
  September 30, 1998               46,713          12,782       27,454       86,949
  June 30, 1998                    41,772          18,571       67,116      127,459

 For the year ended:
  December 31, 1998               164,436          48,086      211,737      424,259
  December 31, 1997               103,335         100,874       26,304      230,513

                                           Farmer Mac I AMBS Issuances (1) (3)
                                --------------------------------------------------
                                 Long-Term      5 and 7 year
                                 Fixed Rate       Balloons       ARMs       Total
                                ------------     ----------    --------   --------
                                                  (in thousands)
 For the quarter ended:
  June 30, 1999                  $  1,018         $   -       $  44,397    $ 45,415
  March 31, 1999                  134,405          16,271       191,307     341,983
  December 31, 1998                44,448           8,448        51,566     104,462
  September 30, 1998               53,635          13,337          -         66,972
  June 30, 1998                    35,503          20,555        32,756      88,814

 For the year ended:
  December 31, 1998               165,383          51,941        84,322     301,646
  December 31, 1997               132,383          65,121          -        197,504

                                        Farmer Mac I Delinquencies (4) (5)
                                      --------------------------------------
                                       Post-1996
                                          Act         Pre-1996 Act      Total
                                      -----------   --------------    -------
 As of:
  June 30, 1999                         1.03%           1.44%          1.07%
  March 31, 1999                        1.59%           3.71%          1.81%
  December 31, 1998                     0.70%           3.77%          1.31%
  September 30, 1998                    0.85%           0.47%          0.76%
  June 30, 1998                         0.70%           0.74%          0.71%


                                                     Outstanding Guarantees (5)
                        ---------------------------------------------------------------------------------------
                                   Farmer Mac I
                        ------------------------------------
                             Post-1996 Act         Pre-1996       Farmer                      Held in
                        -----------------------
                          AMBS         LTSC          Act          Mac II        Total        Portfolio (6)
                        --------     ----------    ---------    ----------     ---------    ---------------
                                                        (in thousands)
 As of:
  June 30, 1999        $ 984,538     $ 375,915   $ 142,842     $ 367,250     $ 1,870,545     $ 1,046,303
  March 31, 1999         946,011       390,520     157,710       345,927       1,840,168         800,669
  December 31, 1998      621,169           -       174,783       336,914       1,132,866         535,290
  September 30, 1998     524,527           -       189,169       323,608       1,037,304         479,828
  June 30, 1998          462,987           -       203,230       313,668         979,885         454,904

      (footnotes to Supplemental Information tables)

(1)Includes loans guaranteed by Farmer Mac through swap transactions. Such transactions totaled $73.6 million in first quarter 1999, $51.6 million in fourth quarter 1998, and $32.8 million in second quarter 1998 (committed to in first quarter 1998).

(2)Includes a guarantee transaction committed to in fourth quarter 1998 and executed in first quarter 1999 covering a pool of loans totaling $407.7 million. The transaction, referred to as a long-term standby purchase commitment (LTSC), obligates Farmer Mac to purchase loans within the pool at par when they become four or more months delinquent. In exchange, Farmer Mac receives an annual commitment fee on the outstanding balance of the pool over the life of the loans.

(3)Includes AMBS issued and retained by Farmer Mac. Such transactions totaled $45.4 million in second quarter 1999, $268.4 million in first quarter 1999, $52.9 million in fourth quarter 1998 and $22.7 million in third quarter 1998.

(4)Includes loans 90 days or more past due, in foreclosure or in bankruptcy.

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

Item 2.           Changes in Securities.

(a) Effective August 2, 1999, after obtaining the consent of the holders of its Class C Non-Voting Common Stock, Farmer Mac amended its Bylaws to eliminate the three-to-one preference with respect to dividends and liquidation proceeds which had been applicable to each share of Class C Non-Voting Common Stock relative to each share of Voting Common Stock. In conjunction with this Bylaw amendment, Farmer Mac effected a three-for-one split of its Class C Non-Voting Common Stock.

(b)        Not Applicable.

(c) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to
           Section 3(a)(2) of the Securities Act of 1933.

          Under the direct stock purchase program pursuant to which Farmer Mac is offering approximately 100,000 shares of Class A Voting Common Stock to interested eligible investors, Farmer Mac sold an aggregate
          of  3,000  shares  of  Class  A  Common   Stock  to  seven   financial
          institutions in the quarter ended June 30, 1999. The aggregate offering price for the sales was approximately $51,100.

          Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on April 13, 1999, Farmer Mac issued an aggregate of 195 shares of its Class C Non-Voting Common Stock at an issue price of $52.625 per share to the 10 Directors who elected to receive such stock in lieu of their cash retainers.

          On June 3, 1999, Farmer Mac issued an aggregate 9,008 shares of its Class C Non-Voting Common Stock at an issue price of $66.25 per share to the officers of Farmer Mac as incentive compensation.

          On May 1, 1999, Farmer Mac issued 200 shares of its Class C Non-Voting Common Stock at an issue price of $56.625 per share to one non-officer employee of Farmer Mac as incentive compensation.

(d)       Not applicable.

Item 3.           Defaults upon Senior Securities.

   Not applicable.

Item 4.           Submission of Matters to a Vote of Stockholders.

   A.  Annual Meeting.

        (a) Farmer  Mac's  Annual  Meeting of  Stockholders  was held on June 3,
1999.

        (b) See paragraph (c)(1) below.

        (c)  (1)  Election of Directors - Class A Nominees

                                         Number of Shares
                                        For       Withheld

                        Hemingway     697,756          2,700
                        Johnson       697,356          3,100
                        Mulder        697,756          2,700
                        Nolan         697,356          3,100
                        Paul          697,756          2,700



                                          Class B Nominees

                                             Number of Shares
                                            For       Withheld

                        Graff         463,415              0
                        McCarthy      463,415              0
                        Nelson        463,415              0
                        Raines        463,315            100
                        Winters       463,315            100


              (2)  Selection of Independent Auditors (Arthur Andersen LLP)

                  Class A Stockholders:

                                             Number of Shares

                        For                      691,006
                        Against                    3,300
                        Abstain                    6,150


                  Class B Stockholders:

                                          Number of Shares
                        For                     463,415
                        Against                       0
                        Abstain                       0


        (d) Not applicable.

       B. Stockholder consent to Bylaws change.

        (a) Pursuant to a solicitation dated June 1, 1999 requesting written consent of holders of Class C Non-Voting Common Stock by July 15, 1999, the Class C stockholders approved the amendment to Farmer Mac's Bylaws as described in Item 2 above. A total of 2,358,069 votes were cast in favor of the amendment; 288,182 votes were cast against the amendment; the holders of 1,200 shares returned their ballots and abstained from the vote; and the holders of 446,607 shares abstained from the vote by not returning their ballots.


Item 5.           Other Information.

   None.

Item 6.           Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

*     3.1   -    Title VIII of the Farm Credit Act of 1971, as most  recently amended by the Farm Credit System Reform Act of 1996, P.L.
                 104-105 (Form 10-K filed March 29, 1996).

**    3.2   -    Amended and restated Bylaws of the Registrant.

+*    10.1  -    Stock Option Plan (Previously filed as Exhibit 19.1 to
                 Form 10-Q filed November 10, 1992).

+*    10.1.1-    Amendment No. 1 to Stock Option Plan (Previously filed as
                 Exhibit 10.2 to Form 10-Q filed August 16,  1993).

+*    10.1.2-    1996 Stock Option Plan (Form 10-Q filed November 10, 1996).

+**   10.1.3-    Amended and Restated 1997 Stock Option Plan.

_______________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*    10.2  -    Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form
                 10-K filed February 14, 1990).

+*    10.2.1-    Amendment  No.  1 dated as of  January  10,  1991 to
                 Employment Contract between Henry D. Edelman and the Registrant
                 (Previously  filed as Exhibit  10.4 to Form 10-K filed April 1,
                 1991).

+*    10.2.2-    Amendment to Employment Contract dated as of September
                 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

+*    10.2.3-    Amendment  No. 3 dated as of  September  1,  1994 to
                 Employment Contract between Henry D. Edelman and the Registrant
                 (Previously  filed as Exhibit 10.5 to Form 10-Q filed  November
                 15, 1994).

+*    10.2.4-    Amendment No. 4 dated as of February 8, 1996 to Employment
                 Contract between Henry D. Edelman and the Registrant
                 (Form 10-K filed March 29, 1996).

+*    10.2.5-    Amendment No. 5 dated as of September 13, 1996 to Employment
                 Contract between Henry D. Edelman and the Registrant
                 (Form 10-Q filed November 10, 1996).

+*    10.2.6-    Amendment No. 6 dated as of August 7, 1997 to Employment
                 Contract between Henry D. Edelman and the Registrant
                 (Form 10-Q filed November 14,1997).

+*    10.2.7-    Amendment No. 7 dated as of June 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant
                 (Form 10-Q filed August 14,1998).

+**   10.2.8-    Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant.

+*    10.3  -    Employment Agreement dated May 11, 1989 between
                 Nancy E. Corsiglia and the Registrant (Previously filed as
                 Exhibit 10.5 to Form 10-K filed February 14, 1990).

+*    10.3.1-    Amendment  dated  December  14,  1989 to  Employment
                 Agreement   between  Nancy  E.  Corsiglia  and  the  Registrant
                 (Previously  filed as Exhibit 10.5 to Form 10-K filed  February
                 14, 1990).

_______________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*     10.3.2-   Amendment No. 2 dated  February 14, 1991 to Employment
                 Agreement   between  Nancy  E.  Corsiglia  and  the  Registrant
                 (Previously  filed as Exhibit  10.7 to Form 10-K filed April 1,
                 1991).

+*     10.3.3-   Amendment to Employment Contract dated as of September
                 1,  1993  between  Nancy  E.   Corsiglia  and  the   Registrant
                 (Previously  filed as Exhibit 10.9 to Form 10-Q filed  November
                 15, 1993).

+*     10.3.4-   Amendment No. 4 dated  September 1, 1993 to Employment
                 Contract   between  Nancy  E.   Corsiglia  and  the  Registrant
                 (Previously filed as Exhibit 10.11 to Form 10-K filed March 30,
                 1994).

+*     10.3.5-   Amendment No. 5 dated as of September 1, 1994 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant
                 (Previously filed as Exhibit 10.12 to Form 10-Q filed August
                 15, 1994).

+*     10.3.6-   Amendment No. 6 dated as of September 1, 1995 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant
                 (Form 10-Q filed November 10, 1995).

+*     10.3.7-   Amendment No. 7 dated as of February 8, 1996 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant
                 (Form 10-K filed March 29, 1996).

+*     10.3.8-   Amendment No. 8 dated as of September 13, 1996 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant
                 (Form 10-Q filed November 10, 1996).

+*     10.3.9-   Amendment No. 9 dated as of August 7, 1997 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant
                 (Form 10-Q filed November 14, 1997).

+*    10.3.10-   Amendment No. 10 dated as of June 4, 1998 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant
                 (Form 10-Q filed August 14, 1998).

+**   10.3.11-   Amendment No. 11 dated as of June 3, 1999 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant.

+*    10.4   -   Employment Agreement dated September 13, 1989 between
                 Thomas R. Clark and the Registrant (Previously filed as Exhibit
                 10.6 to Form 10-K filed April 1, 1990).

_______________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

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

+*    10.4.5 -   Amendment No. 5 dated as of September 1, 1995 to Employment
                 Contract between Thomas R. Clark and the Registrant
                 (Form 10-Q filed November 10, 1995).

+*    10.4.6 -   Amendment No. 6 dated as of February 8, 1996 to Employment
                 Contract between Thomas R. Clark and the Registrant
                 (Form 10-K filed March 29, 1996).

+*    10.4.7 -   Amendment No. 7 dated as of September 13, 1996 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form 10-Q filed November 10, 1996).

+*    10.4.8 -   Amendment No. 8 dated as of August 7, 1997 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form 10-Q filed November 14, 1997).

+*    10.4.9 -   Amendment No. 9 dated as of June 4, 1998 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-Q filed
                 August 14, 1998).

+**   10.4.10-   Amendment No. 10 dated as of June 3, 1999 to Employment
                 Contract between Thomas R. Clark and the Registrant.

+*    10.5   -   Employment Contract dated as of September 1, 1997 between
                 Tom D. Stenson and the Registrant (Previously filed as Exhibit
                 10.8 to Form 10-Q filed November 14, 1997).

_______________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

+*    10.5.1 -   Amendment No. 1 dated as of June 4, 1998 to Employment
                 Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

+**   10.5.2 -   Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant.

+*    10.6   -   Employment Agreement dated October 7, 1991 between Michael T.
                 Bennett and the Registrant (Previously filed as Exhibit 10.16 to Form 10-K filed March 30, 1992).

+*    10.6.1 -   Amendment to Employment Contract dated as of September
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

+*    10.6.3 -   Amendment No. 3 dated  September 1, 1994 to Employment
                 Contract   between   Michael  T.  Bennett  and  the  Registrant
                 (Previously  filed as Exhibit  10.22 to Form 10-K filed  August
                 15, 1994).

+*    10.6.4 -   Amendment No. 4 dated as of September 1, 1995 to Employment
                 Contract between Michael T. Bennett and the Registrant
                 (Form 10-Q filed November 10, 1995).

+*    10.6.5 -   Amendment No. 5 dated as of February 8, 1996 to Employment
                 Contract between Michael T. Bennett and the Registrant
                 (Form 10-K filed March 29, 1996).

+*    10.6.6 -   Amendment No. 6 dated as of September 13, 1996 to Employment
                 Contract between Michael T. Bennett and the Registrant
                 (Form 10-Q filed November 10, 1996).

+*    10.6.7 -   Amendment No. 7 dated as of August 7, 1997 to Employment
                 Contract between Michael T. Bennett and the Registrant
                 (Form 10-Q filed November 14, 1997).

+**   10.6.9 -   Amendment No. 9 dated as of June 3, 1999 to Employment Contract between Michael T. Bennett and the Registrant.

_______________________
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

_______________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

       (b)       Reports on Form 8-K.

            The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 12, 1999

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


August 12, 1999

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


  SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                                      UNDER






                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

Exhibit                                              Description

**  3.2 -      Amended and restated Bylaws of the Registrant.

+**  10.1.3-   Amended and Restated 1997 Stock Option Plan.

+** 10.2.8 -   Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant.

+** 10.3.11-   Amendment No. 11 dated as of June 3, 1999 to Employment Contract between Nancy E. Corsiglia and the Registrant.

+** 10.4.10-   Amendment No. 10 dated as of June 3, 1999 to Employment Contract between Thomas R. Clark and the Registrant.

+** 10.5.2 -   Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant.

+** 10.6.9 -   Amendment No. 9 dated as of June 3, 1999 to Employment Contract between Michael T. Bennett and the Registrant.