Form 10-Q
period 1999-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 1999-11-12
CIK 845877

              As filed with the Securities and Exchange Commission on
------------------------------------------------------------------------------
                                November 12, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999.
                          Commission File Number 0-17440

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

      As of November 8, 1999, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,340,256 shares of Class C Non-Voting Common Stock outstanding.

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

  Consolidated Balance Sheets at September 30, 1999 and December 31, 1998... 3 Consolidated Statements of Operations for the three and nine months ended
    September 30, 1999 and 1998............................................. 4
  Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1999 and 1998............................................. 5

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,      December 31,
                                                                          1999               1998
                                                                     ----------------  -----------------
                                                                               (in thousands)
 Assets:
   Cash and cash equivalents                                              $ 506,217          $ 540,626
   Investment securities                                                    853,107            643,562
   Farmer Mac guaranteed securities                                       1,259,577            552,205
   Loans                                                                     18,864            168,064
   Interest receivable                                                       29,652             24,526
   Guarantee fees receivable                                                  2,757              2,135
   Prepaid expenses and other assets                                         11,290              4,182
                                                                    ----------------  -----------------
       Total Assets                                                     $ 2,681,464        $ 1,935,300
                                                                    ----------------  -----------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
       Due within one year                                              $ 1,865,717        $ 1,473,688
       Due after one year                                                   707,200            365,451
   Accrued interest payable                                                  11,785              7,132
   Accounts payable and accrued expenses                                      3,644              4,856
   Reserve for losses                                                         5,697              3,259
                                                                    ----------------  -----------------
       Total Liabilities                                                  2,594,043          1,854,386

 Stockholders' Equity:
   Common stock:
     Class A Voting,  $1 par value,  no  maximum  authorization,
       1,030,280  and 1,024,680 shares issued and outstanding
       at September 30, 1999 and December 31, 1998.                           1,030              1,025
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding at September 30,
       1999 and December 31, 1998.                                              500                500
     Class C Non-Voting, $1 par value, no maximum amortization,
       9,337,958 and 9,276,351 shares issued and outstanding
       at September 30, 1999 and December 31, 1998.                           9,338              9,276
   Additional paid-in capital                                                70,845             69,984
   Accumulated other comprehensive income                                       799                249
   Retained earnings (deficit)                                                4,909               (120)
                                                                    ----------------  -----------------
       Total Stockholders' Equity                                            87,421             80,914
                                                                    ----------------  -----------------
   Total Liabilities and Stockholders' Equity                           $ 2,681,464        $ 1,935,300
                                                                    ----------------  -----------------

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended        Nine Months Ended
                                                 ------------------------- -------------------------
                                                 Sept. 30,    Sept. 30,     Sept. 30,      Sept. 30,
                                                    1999         1998          1999          1998
                                                 ---------------------------------------------------
                                                      (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                 $ 19,202     $ 16,215     $ 50,506     $ 46,573
   Farmer Mac guaranteed securities                   18,776        8,401       42,365       24,378
   Loans                                               1,145        2,180        5,818        4,757
                                                 ------------ ------------ ------------ ------------
     Total interest income                            39,123       26,796       98,689       75,708

 Interest expense                                     35,310       24,130       87,349       68,134
                                                 ------------ ------------ ------------ ------------
 Net interest income                                   3,813        2,666       11,340        7,574

 Other income:
   Guarantee fees                                      1,899        1,037        5,008        2,634
   Gain on sale of AMBS                                    -          420            -        1,400
   Miscellaneous                                         (88)          54          110          116
                                                 ------------ ------------ ------------ ------------
 Total other income                                    1,811        1,511        5,118        4,150
                                                 ------------ ------------ ------------ ------------
 Total revenues                                        5,624        4,177       16,458       11,724

 Expenses:
   Compensation and employee benefits                  1,127        1,004        3,387        2,838
   Professional fees                                     355          349        1,135        1,140
   Board of Directors fees and expenses                   95           75          282          251
   Regulatory fees                                       142          130          352          461
   General and administrative                            466          332        1,243        1,063
                                                 ------------ ------------ ------------ ------------
     Total operating expenses                          2,185        1,890        6,399        5,753

   Provision for losses                                  782          498        2,442        1,120
                                                 ------------ ------------ ------------ ------------
 Total expenses                                        2,967        2,388        8,841        6,873
                                                 ------------ ------------ ------------ ------------
 Income before income taxes                            2,657        1,789        7,617        4,851

 Income tax expense                                      901          665        2,588          207
                                                 ------------ ------------ ------------ ------------
 Net income                                          $ 1,756      $ 1,124      $ 5,029      $ 4,644
                                                 ------------ ------------ ------------ ------------
 Earnings per share:
   Basic earnings per share                           $ 0.16       $ 0.10       $ 0.46       $ 0.43
   Diluted earnings per share                         $ 0.16       $ 0.10       $ 0.45       $ 0.42

                            See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended
                                                                              September 30,
                                                                    ---------------------------------
                                                                          1999              1998
                                                                    ----------------  ---------------
                                                                              (in thousands)
 Cash flows from operating activities:
   Income from Operations                                                   $ 5,029          $ 4,644
   Adjustments to reconcile net income to cash provided by
    operating activities:
    Amortization of investment premiums and discounts                         2,748            2,502
    Amortization of debt premiums, discounts and issuance costs              62,336           49,191
    Provision for losses                                                      2,442            1,120
    Net (increase) decrease in other assets and liabilities                  (9,766)           3,010
                                                                    ----------------  ---------------
    Net cash provided by operating activities                                62,789           60,467

 Cash flows from investing activities:
   Purchases of available-for-sale investments                             (463,694)        (246,628)
   Purchases of investment securities                                       (10,399)          (8,280)
   Purchases of Farmer Mac guaranteed securities                           (687,912)        (116,041)
   Purchases of loans                                                      (323,200)        (237,661)
   Proceeds from repayment of available-for-sale investments                207,952          241,160
   Proceeds from repayment of investment securities                          53,922           47,074
   Proceeds from repayment of Farmer Mac guaranteed securities              448,555           59,720
   Proceeds from repayment of loans                                           5,206            2,465
   Proceeds from sale of loans                                                    -          164,425
                                                                    ----------------  ---------------
    Net cash used by investing activities                                  (769,570)         (93,766)

 Cash flows from financing activities:
   Proceeds from issuance of discount notes                              61,620,288       25,310,836
   Proceeds from issuance of medium-term notes                              375,283           14,960
   Payments to redeem discount notes                                    (61,288,287)     (24,863,285)
   Payments to redeem medium-term notes                                     (35,840)        (172,560)
   Proceeds from common stock issuance                                          928            1,019
                                                                    ----------------  ---------------
    Net cash provided by financing activities                               672,372          290,970
                                                                    ----------------  ---------------
   Net (decrease) increase in cash and cash equivalents                     (34,409)         257,671

   Cash and cash equivalents at beginning of period                         540,626          177,617
                                                                    ----------------  ---------------
   Cash and cash equivalents at end of period                             $ 506,217        $ 435,288
                                                                    ----------------  ---------------
 Supplemental disclosures of cash flow information: Cash paid for:
    Interest                                                               $ 20,935         $ 23,300
    Income Taxes                                                            $ 3,787            $ 521
   Non-cash activity:
    Loans securitized and retained as Farmer Mac
     guaranteed securities                                                $ 467,198              $ -
    Loans acquired in exchange for AMBS                                    $ 73,597         $ 55,426
    Real estate acquired through foreclosure                                  $ 578              $ -

                                 See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies.

      (a)   Principles of Consolidation

      The financial information presented is consolidated to include the accounts of Farmer Mac and its two wholly owned subsidiaries, Farmer Mac
Mortgage Securities Corporation and Farmer Mac Acceptance Corporation. All material intercompany transactions have been eliminated in consolidation.

      (b)   Loans

      At September 30, 1999, all loans held by Farmer Mac were held for investment and carried at amortized cost.

      (c)   Interest-Rate Contracts and Hedge Instruments

      Interest-rate contracts, including interest-rate swaps and caps, are used to synthetically alter the interest rate characteristics of specific investments or debt. As such, the net differential received or paid is recorded as an adjustment to interest income or expense of the associated assets or liabilities, on an accrual basis.

      Hedge instruments, consisting solely of forward sale contracts involving debt securities of other government-sponsored enterprises (GSEs) and futures contracts involving U.S. Treasury securities, are used by Farmer Mac to manage interest-rate risk exposure related to the purchase of loans and other assets and the anticipated issuance of debt. Farmer Mac monitors the correlation of the change in value of the hedge instrument and the change in value of the hedged item to determine the effectiveness of the hedge instrument. Gains and losses on effective hedge instruments that have been terminated or have matured are deferred as an adjustment to the cost basis of the hedged item. Gains and losses on ineffective hedge instruments are marked-to-fair value directly through the consolidated statement of income.

      (d)   Earnings Per Share

      The presentation of earnings per share has been restated to reflect the three-for-one Class C common stock split effective August 2, 1999, and the elimination of the three-to-one dividend and liquidation preferences applicable to each share of Class C stock relative to each share of Class A and Class B voting common stock. Previously, Class C earnings per share were equal to three times the earnings per share for Class A and Class B stock. As a result of the stock split and the elimination of the dividend and liquidation preferences, earnings per share for all classes of stock are now the same.

      Basic earnings per share are based on the weighted average shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The following schedule reconciles basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:


                                               September 30, 1999                    September 30, 1998
                                       ---------------------------------   ---------------------------------------
                                                    Dilutive                               Dilutive
                                                     stock      Diluted                     stock         Diluted
                                        Basic EPS   options       EPS        Basic EPS     options          EPS
                                      ----------------------------------   ----------------------------------------
                                                         (in thousands, except per share amounts)
 Three months ended:
   Net income                          $ 1,756      $   -      $ 1,756         $ 1,124       $   -         $ 1,124
   Weighted average shares              10,850        419       11,269          10,793         389          11,182
   Earnings per share                  $  0.16                 $  0.16         $  0.10                     $  0.10

 Nine months ended:
   Net income                          $ 5,029      $   -      $ 5,029         $ 4,644       $   -         $ 4,644
   Weighted average shares              10,824        404       11,228          10,794         409          11,203
   Earnings per share                  $  0.46                 $  0.45         $  0.43                     $  0.42

      (e)   Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.  Off-Balance Sheet Financial Instruments.

      In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell loans, the issuance of its guarantee and the use of interest-rate contracts and hedge instruments. At September 30, 1999, outstanding commitments to purchase Farmer Mac I and II loans totaled $19.4 million. There were no outstanding commitments to sell loans at September 30, 1999. For information regarding the off-balance sheet risks associated with off-balance sheet guarantees, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk." For information related to the use of interest-rate contracts and hedge instruments, see Note 1 (c) and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk."

Note 3.  Comprehensive Income

      Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and nine months ended September 30, 1999 and 1998. Comprehensive income for the three and nine months ended September 30, 1999 is net of taxes of $629 thousand and $283 thousand, respectively.

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                    ------------------------   -------------------------
                                                       1999        1998            1999         1998
                                                    ----------- ------------   ------------ ------------
                                                                        (in thousands)
 Net income                                         $ 1,756      $ 1,124         $ 5,029      $ 4,644
 Change in unrealized gain (loss) on securities
      available for sale, net of taxes                1,221         (756)            550       (1,186)
                                                    ----------- ------------ ------------ ------------
 Comprehensive income                               $ 2,977      $   368         $ 5,579      $ 3,458
                                                    ----------- ------------ ------------ ------------

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

Results of Operations

      Overview. Net income totaled $1.8 million for third quarter 1999, or $0.16 per share on a diluted basis, compared to $1.1 million, or $0.10 per share, for third quarter 1998. Earnings per share for the third quarter were up 60 percent over the third quarter 1998. Year-to-date net income was $5.0 million, or $0.45 per share, compared to $3.1 million, or $0.28 per share, for the same period in 1998 on a fully taxable equivalent basis (see "Income Tax Expense").

       The steady growth in earnings reflects growth in business volume. Total loan purchases and guarantees for year-to-date 1999 were $898.4 million, an increase of 145 percent compared to year-to-date 1998. During the same period, the balance of loans held or guaranteed by Farmer Mac increased by 74 percent from $1.2 billion at September 30, 1998 to just over $2.0 billion at September 30, 1999. Although year-to-date business volume has increased significantly, third quarter 1999 volume decreased compared to the same period a year ago, from $110.5 million to $98.8 million. This decrease reflects lower origination volume in the agricultural mortgage market due to economic uncertainties caused by continued low commodity prices, crop damage from adverse weather conditions and rising market interest rates. Recent federal legislation, providing $8.7 billion in new economic and natural disaster assistance for farmers, should add needed liquidity to the agricultural sector in the near term and support agricultural land values. These factors, together with increased interest in Farmer Mac's programs on the part of lenders desiring to diversify their credit exposure and more effectively utilize their capital (particularly through swap transactions), indicate that fourth quarter 1999 volume should exceed the level achieved in fourth quarter 1998.

      Notwithstanding the decrease in third quarter business volume, total revenues increased by 35 percent during third quarter 1999 compared to third quarter 1998. This reflects Farmer Mac's long-term financial strength attributable to the annuity nature of the ongoing interest income and guarantee fee stream received on the loans held or guaranteed by Farmer Mac. Although business volume is expected to fluctuate from quarter to quarter due to seasonal fluctuations in agricultural mortgage originations, Farmer Mac expects total revenues to continue an upward trend as income on new volume adds to the income earned on existing loans and guarantees.

      Post-1996 Act loan delinquencies  increased during third quarter 1999 from
1.03 percent at June 30, 1999 to 1.56 percent at September 30, 1999, consistent with the semi-annual and annual payment characteristics of most of the post-1996 Act loans. Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher levels likely to be reported during the first and third quarters of each year. The third quarter 1999 delinquency rate was down slightly from 1.59 percent at the end of first quarter 1999.

       Set forth below is a more detailed discussion of Farmer Mac's results of operations.

      Net Interest Income. Net interest income for third quarter and year-to-date 1999 was $3.8 million and $11.3 million, respectively, compared to $2.7 million and $7.6 million for the same periods a year ago. The increases in net interest income were primarily attributable to increases in the balance of program assets (Farmer Mac guaranteed securities and loans), driven by the retention of loans in portfolio and the purchase of $189.8 million of AMBS from capital market investors (see "Balance Sheet Review Assets"). Management regularly evaluates whether to retain or sell AMBS based on the present value of the net interest income earned over the life of the AMBS if retained, compared to the up-front gain earned if sold to capital market investors. Farmer Mac's assessment of the relative economic attractiveness of each execution is determined primarily by market conditions, particularly the relationship between Farmer Mac's debt securities' spreads and its AMBS spreads.

      The following table provides information regarding the average balances and rates of interest earning assets and funding for the nine months ended September 30, 1999 and 1998. The increase in net interest yield between the two periods is due to growth in program assets, which resulted in a shift in the composition of interest earning assets from lower yielding non-program assets (cash and cash equivalents and investments) to higher yielding program assets.

                                                                Nine Months Ended September 30,
                                         ------------------------------------------------------------------------------
                                                          1999                                   1998
                                         ------------------------------------------------------------------------------
                                            Average      Income/      Average       Average      Income/     Average
                                            Balance      Expense       Rate         Balance      Expense      Rate
                                         ----------- -------------- -----------  -------------  ----------- -----------
                                                                      (dollars in thousands)
 Interest Earning Assets:
   Cash and cash equivalents              $ 587,847     $ 22,158       5.03%      $ 400,342    $ 16,761        5.58%
   Investments                              695,068       28,348       5.44%        663,851      29,812        5.99%
   Farmer Mac guaranteed securities         862,645       42,365       6.55%        458,735      24,378        7.09%
   Loans                                    115,609        5,818       6.71%         90,452       4,757        7.01%
                                         -------------  ----------- -----------  ------------   ---------   ------------
 Total interest earning assets            2,261,169       98,689       5.82%      1,613,380      75,708        6.26%
                                         -------------                           ------------

 Funding:
   Discount notes                         1,686,273       62,588       4.95%      1,180,208      49,079        5.54%
   Medium-term notes                        515,881       24,761       6.40%        364,582      19,055        6.97%
                                         -------------  ----------- -----------  ------------   ---------   ------------
     Total interest bearing liabilities   2,202,154       87,349       5.29%      1,544,790      68,134        5.88%
   Net non-interest bearing funding          59,015            -       0.00%         68,590           -        0.00%
                                         -------------  ----------- -----------  ------------   ---------   ------------
     Total funding                      $ 2,261,169       87,349       5.15%    $ 1,613,380      68,134        5.63%
                                         -------------  ----------- -----------  ------------   ---------   ------------
   Net interest income/yield                            $ 11,340       0.67%                    $ 7,574        0.63%
                                                        ----------- -----------                ----------   ------------

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

                                                         Comparson of Nine Months Ended
                                                           September 30, 1999 and 1998
                                                 -----------------------------------------------
                                                            Increase/(Decrease) Due to
                                                 -----------------------------------------------
                                                     Rate            Volume           Total
                                                 -------------    -------------    -------------
                                                                  (in thousands)
 Income from interest earning assets:
   Cash and cash equivalents                      $ (1,459)         $ 6,856          $ 5,397
   Investments                                      (3,001)           1,537           (1,464)
   Farmer Mac guaranteed securities                 (1,696)          19,683           17,987
   Loans                                              (195)           1,256            1,061
                                                 -------------    -------------    -------------
    Total                                           (6,351)          29,332           22,981
 Expense from interest bearing liabilities          (5,955)          25,170           19,215
                                                 -------------    -------------    -------------
   Change in net interest income                    $ (396)         $ 4,162          $ 3,766
                                                 -------------    -------------    -------------


      Other Income. Other income, which is comprised of guarantee fee income, gain on sale of AMBS and miscellaneous income, totaled $1.8 million for third quarter 1999 and $5.1 million for year-to-date 1999, compared to $1.5 million and $4.2 million, respectively, in 1998. Guarantee fee income increased from $1.0 million for third quarter 1998 to $1.9 million for third quarter 1999. Year-to-date 1999 guarantee fee income was $5.0 million compared to $2.6 million for year-to-date 1998. The increase in guarantee fee income reflects continued growth in outstanding guarantees, which have increased by 92 percent since third quarter 1998 to a total outstanding balance of $2.0 billion at September 30, 1999. For year-to-date 1999, there was no gain on sale of AMBS as a consequence of Farmer Mac retaining in its portfolio loans purchased during the period. During the same period a year ago, Farmer Mac recognized a $1.4 million gain on the sale of $141.7 million of AMBS. Miscellaneous income showed a loss of $88 thousand in third quarter 1999, compared to income of $54 thousand in third quarter 1998. Year-to-date, miscellaneous income totaled $110 thousand and $116 thousand in 1999 and 1998, respectively. Included in miscellaneous income for third quarter 1999 was a $115 thousand loss on hedging activity, which was more than offset by unrecognized gains (due to lower funding costs) on program related investments to be recognized into interest income over the life of the investments. For more information concerning Farmer Mac's hedging activities, see "Risk Management - Interest Rate Risk."

      Expenses. Operating expenses totaled $2.2 million for third quarter 1999 and $6.4 million for year-to-date 1999, compared to $1.9 million and $5.8 million in 1998, respectively. While operating expenses have been increasing with growth in business volume, they have been increasing at a slower rate than increases in total revenues due to Farmer Mac's ability to leverage existing resources to support that growth. Operating expenses as a percentage of total revenues were 39 percent and 45 percent for third quarter 1999 and 1998, and 39 percent and 49 percent for year-to-date 1999 and 1998.

      Farmer Mac's provision for losses was $782 thousand for third quarter 1999 and $2.4 million for year-to-date 1999, compared to $498 thousand and $1.1 million, respectively, in 1998. The increase in the provision for losses corresponds to growth in outstanding post-1996 Act loans held or guaranteed by Farmer Mac, which totaled $1.5 billion at September 30, 1999. Farmer Mac's reserve for principal and interest losses at September 30, 1999 totaled $5.7 million, or 0.38 percent of the outstanding post-1996 Act loans.

      Income Tax Expense.  The  provision for income taxes totaled $901 thousand for third quarter 1999 and $665 thousand for third quarter 1998. For year-to-date 1999, the provision for income taxes was $2.6 million, compared to $207 thousand for the same period in 1998. The provision for taxes for the nine months ended September 30, 1998 included the recognition of previously deferred tax benefits. Had Farmer Mac's effective tax rate equaled its statutory tax rate in 1998, the provision for income taxes and net income would have been $1.7 million and $3.1 million for the nine months ended September 30, 1998, compared to $207 thousand and $4.6 million, respectively, as reported.

      Business Volume. The following table sets forth the amount of Farmer Mac I loans purchased or guaranteed, and AMBS issued during the periods indicated:

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                       ---------------------------  ----------------------------
                                          1999           1998           1999           1998
                                       ------------  -------------  -------------  -------------
                                                             (in thousands)
 Purchase and guarantee volume:
    Farmer Mac I
      Cash window                      $ 70,561       $ 86,949        $ 319,436      $ 237,570
      Swap transactions                       -              -           73,597         32,755
      LTSPC                                   -              -          407,701              -
    Farmer Mac II                        28,239         23,596           97,635         96,023
                                      ------------  ------------    ------------  -------------
      Total loans purchased or
        guaranteed                     $ 98,800      $ 110,545        $ 898,369      $ 366,348
                                      ------------  ------------    ------------  -------------
 AMBS issuances:
    Retained                          $ 153,397       $ 22,671        $ 467,198       $ 22,671
    Sold                                      -         44,301                -        141,758
    Swap transactions                         -              -           73,597         32,755
                                      ------------  ------------    ------------  -------------
    Total AMBS issuances              $ 153,397       $ 66,972        $ 540,795      $ 197,184
                                      ------------  ------------    ------------  -------------

      See "Overview" for a discussion regarding changes in the amount of loans purchased and guaranteed by Farmer Mac.

      Indicators of future purchase and guarantee volume, particularly cash window activity, include outstanding commitments to purchase Farmer Mac I loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a Seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the Seller to pay a fee to extend or cancel the commitment. At September 30, 1999, outstanding commitments to purchase Farmer Mac I loans totaled $17.0 million, compared to $23.6 million at September 30, 1998, while loans submitted for approval or approved but not yet committed to purchase totaled $181.6 million at September 30, 1999, compared to $145.7 million at September 30, 1998. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the Seller.

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

Balance Sheet Review

      Assets. At September 30, 1999, total assets were $2.7 billion compared to $1.9 billion at December 31, 1998. The increase in total assets was primarily due to growth in program assets, which have increased $558.2 million since the end of 1998 to a total of $1.3 billion. During the first nine months of 1999, Farmer Mac purchased and retained $319.4 million of loans. In addition, Farmer Mac purchased $189.8 million of AMBS from capital market investors and $96.4 million of Farmer Mac II securities. For further information regarding on-balance sheet guaranteed securities, see "On- and Off-Balance Sheet Guaranteed Securities." During the same period, non-program assets, consisting of cash and cash equivalents and investments, grew by $175.1 million.

      Liabilities. Total liabilities increased by $739.7 million from December 31, 1998 to September 30, 1999. Most of Farmer Mac's liabilities are due within one year since most of Farmer Mac's assets are short- or long-term floating rate investments. Notes payable due after one year totaled $707.2 million (29 percent of total debt outstanding) at September 30, 1999 compared to $365.5 million (20 percent of total debt outstanding) at December 31, 1998. The increase in the proportion of long-term debt corresponds to a similar increase in Farmer Mac guaranteed securities.

      Capital. Farmer Mac's capital totaled $87.4 million at September 30, 1999, compared with $80.9 million at December 31, 1998. The increase was due to the retention of net income earned during the first nine months of 1999 and a $550 thousand increase in the value of available-for-sale securities. Those capital balances were in excess of Farmer Mac's regulatory minimum capital requirements, although the surplus over the fully phased-in regulatory minimum capital requirement was reduced from $22.9 million at December 31, 1998 to $6.8 million at September 30, 1999. The reduction in surplus capital is attributable to the growth in on-balance sheet program assets and off-balance sheet guarantees. As a result of the reduction in surplus capital and growth in program assets, which generate higher returns on equity, return on equity increased from 5.4 percent in 1998 to 8.0 percent for the first nine months of 1999. Farmer Mac's current surplus capital would support additional asset growth in amounts ranging from $245 million of on-balance sheet assets to $905 million of off-balance sheet assets based on applicable minimum capital requirements. Management believes Farmer Mac has sufficient capital to support anticipated increases in business volume for at least the next twelve months in light of the existing surplus capital and Farmer Mac's ability to replace on-balance sheet non-program assets with on- and off-balance sheet program assets and, ultimately, to sell on-balance sheet program assets to support increases in off-balance sheet program assets.

      In addition to the regulatory minimum capital requirement referred to above, the Farm Credit System Reform Act of 1996 (the "1996 Act") directs the Farm Credit Administration (the "FCA") to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth in the 1996 Act. On September 30, 1999, the FCA announced that its Board had adopted a proposed risk-based capital regulation for Farmer Mac and that, after the statutorily mandated 30-day period for Congressional review, the proposed regulation would be published in the Federal Register, which has not yet occurred. Farmer Mac has obtained a copy of the proposed regulation, which it has begun to analyze, and intends to provide the FCA with detailed comments during the public comment period, which is expected to last 120 days after Federal Register publication. Farmer Mac believes that the FCA's rulemaking should result in a risk-based capital test that will be consistent with Farmer Mac's own assessment of its capital adequacy, and that the final rule should ensure that Farmer Mac remains able to continue to fulfill effectively its important public mission.

      On and Off-Balance Sheet Guaranteed Securities. The following table summarizes the outstanding principal balance of Farmer Mac guaranteed securities at September 30, 1999 and December 31, 1998.

                                        September 30, 1999                         December 31, 1998
                           ------------------------------------------    ------------------------------------------
                              On-Balance   Off-Balance                    On-Balance   Off-Balance
                                 Sheet        Sheet        Total            Sheet         Sheet          Total
                           ------------- ------------- --------------    ------------- ------------- --------------
                                                                 (in thousands)
 Farmer Mac I
  AMBS                        $ 719,856     $ 398,410    $ 1,118,266      $ 75,555     $ 545,614      $ 621,169
  LTSPC                               -       367,934        367,934             -             -              -
  AgVantage bonds                61,900             -         61,900        10,800             -         10,800
  Pre-1996 Act Securities       120,452        10,000        130,452       152,935        21,848        174,783
 Farmer Mac II Securities       350,433        27,230        377,663       306,800        30,114        336,914
                           -------------  ------------  -------------  ------------  ------------  -------------
  Total                     $ 1,252,641     $ 803,574    $ 2,056,215     $ 546,090     $ 597,576    $ 1,143,666
                           -------------  ------------  -------------  ------------  ------------  -------------

      At September 30, 1999, outstanding off-balance sheet Farmer Mac guarantees totaled $803.6 million, compared to $597.6 million at December 31, 1998. The increase in off-balance sheet guarantees is attributable to the $407.7 million long-term standby purchase commitment and the $73.6 million swap transaction closed during first quarter 1999, less the $189.8 million of AMBS purchased from capital market investors during second quarter 1999. See "Assets" for a discussion regarding the change in on-balance sheet guaranteed securities. For further information regarding credit exposure related to Farmer Mac guaranteed securities, see "Risk Management - Credit Risk."

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

      Off-balance sheet derivative financial instruments used by Farmer Mac are interest-rate contracts, including interest-rate swaps and caps, forward sale contracts involving GSE debt securities and futures contracts involving U.S. Treasury securities. Interest-rate contracts are used to synthetically alter the interest rate characteristics of specific investments or debt such that the interest rate characteristics of Farmer Mac's investments and debt are better matched. At September 30, 1999, the notional amount of interest-rate contracts was $761.7 million compared to $492.5 million at December 31, 1998. The increase in the notional amount of interest-rate contracts was primarily due to the purchase of a $210.0 million interest-rate cap in September to offset interest-rate caps embedded in new collateralized mortgage obligation (CMO) investments acquired during the first nine months of 1999. Farmer Mac uses forward sale and futures contracts to reduce its interest rate risk exposure to the purchase of loans and the anticipated issuance of debt. At September 30, 1999, the notional amount of outstanding forward sale and futures contracts totaled $13.6 million, compared to $20.1 million at December 31, 1998.

      Farmer Mac monitors its exposure to interest rate risk by measuring duration of equity and the sensitivity of its fair value of equity (FVE) to an immediate and permanent parallel shift in the Treasury yield curve. Farmer Mac's duration of equity at September 30, 1999 was -1.4 months, compared to 7.2 months at December 31, 1998. The following schedule summarizes the results of Farmer Mac's FVE sensitivity analysis at September 30, 1999:


                                     Percentage Change in FVE from
                                               Base Case
                                 -----------------------------------
                Interest Rate     September 30,      December 31,
                  Scenario             1999              1998
               ----------------  ----------------- -----------------
                + 300 bp             -12.5%             -11.0%
                + 200 bp              -6.7%              -6.9%
                + 100 bp              -2.1%              -1.2%
                - 100 bp              -2.3%               0.0%
                - 200 bp              -9.4%              -0.6%
                - 300 bp             -19.1%              -1.2%


      The change in duration of equity and sensitivity of FVE reflects the lengthening of Farmer Mac's debt maturities and an increase in the convexity of Farmer Mac's assets. The increased convexity reflects increased investment in loans (Farmer Mac I part-time farm loans and loans underlying Farmer Mac II securities) that can be prepaid by the borrower without penalty. Farmer Mac was in compliance with its established interest rate risk policy limits at September 30, 1999 and December 31, 1998.

      Credit Risk. Farmer Mac is exposed to credit risk on loans it holds, as well as on loans backing securities issued (or sold) to third parties because of Farmer Mac's guarantee of the timely payment of principal, including any balloon payments, and interest on the securities. Loans held or guaranteed by Farmer Mac can be divided into three groups: (a) pre-1996 Act Farmer Mac I loans; (b) post-1996 Act Farmer Mac I loans; and (c) Farmer Mac II loans. Farmer Mac assumes 100 percent of the credit risk on post-1996 Act Farmer Mac I loans. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the subordinated interests related to the loans, or to Farmer Mac II loans because they are guaranteed by the USDA. The outstanding principal balance of those loans as of September 30, 1999 and December 31, 1998 is summarized in the table below.

                       September 30,    December 31,
                           1999             1998
                     ---------------  ---------------
                              (in thousands)
 Farmer Mac I:
   Post-1996 Act      $ 1,505,064        $ 789,233
   Pre-1996 Act           130,452          174,783
 Farmer Mac II            377,663          336,914
                     -------------    -------------
   Total              $ 2,013,179      $ 1,300,930
                     -------------    -------------


      For post-1996 Act loans, Farmer Mac regularly monitors agricultural economic conditions and evaluates the credit quality of those loans. The agricultural economy continues to be adversely affected by low commodity prices and weak export markets, as well as crop damage experienced earlier this year as a result of adverse weather conditions. As previously noted (see "Results of Operations - Overview"), recently enacted federal assistance for farmers should bolster the near-term economic outlook for the agricultural sector. Overall, Farmer Mac believes that the credit quality of the post-1996 Act Farmer Mac I loans remains strong, based on their compliance with Farmer Mac's standards at the time of purchase or acquisition; their performance to date; and current agricultural land values. A prolonged continuation or worsening of the adverse conditions currently affecting the agricultural economy could result in a deterioration of the credit quality, and a possible decline in land values, of loans underlying Farmer Mac's guarantee.

      An indicator of the credit quality of loans underlying Farmer Mac's guarantee is the level of defaulted loans and related credit losses. At September 30, 1999, post-1996 Act Farmer Mac I loans that were 90 days or more past due (referred to as non-performing or "impaired" loans) totaled $23.5 million, or 1.56 percent of the total principal amount of all post-1996 Act loans compared to 1.03 percent at June 30, 1999. Because of the annual and semi-annual payment characteristics of most Farmer Mac I loans, higher delinquency rates are expected in the first and third quarters of each year. The post-1996 Act delinquency rate was 1.59 percent at March 31, 1999 and 0.85 percent at September 30, 1998. The increase in the post-1996 Act loan delinquency rate compared to September 30, 1998 reflects the growing number of loans that are approaching their anticipated peak default years and the adverse conditions continuing to affect the agricultural economy, particularly low wheat, corn and soybean commodity prices. The effect of the aforementioned factors on the portfolio can be seen in the following table, which segregates the post-1996 Act delinquencies at September 30, 1999 by year of origination, geographic region and commodity.

                             Distribution of
                              Post-1996 Act       Delinquency
                                  Loans               Rate
                          -------------------- -----------------
 By year of origination:
  Pre-1995                         26%                0.19%
  1995                              1%                0.00%
  1996                             11%                3.51%
  1997                             12%                4.25%
  1998                             25%                2.52%
  1999                             25%                0.00%
                            ----------------
 Total                            100%                1.56%
                            ----------------
 By geographic region: (1)
  Mid-north                        12%                1.40%
  Mid-south                         4%                2.44%
  Northeast                         2%                0.00%
  Northwest                        52%                1.76%
  Southeast                         1%                0.00%
  Southwest                        29%                1.35%
                            ----------------
 Total                            100%                1.56%
                            ----------------
 By commodity:
  Crops                            55%                1.97%
  Livestock                        20%                1.40%
  Permanent plantings              23%                0.85%
  Other                             2%                0.37%
                            ----------------
 Total                            100%                1.56%
                            ----------------

(1)Geographic regions-Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK,
   TX);Northeast(CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT,
   WV);Northwest(ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR, FL, GA, LA,
   MS,SC);and Southwest (AZ, CA, CO, NM, NV, UT).

      Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act loans. The following schedule summarizes the change in the reserve for loan losses for the three and nine months ended September 30, 1999 and 1998:

                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                  ----------------------- -------------------------
                                     1999         1998        1999         1998
                                  ------------ ----------  -----------  -----------
                                                   (in thousands)
 Beginning balance                 $ 4,915      $ 2,267     $ 3,259      $ 1,645
 Provision for losses                  782          498       2,442        1,120
 Net recoveries (charge-offs)            -            -          (4)           -
                                  -----------  ----------  -----------  -----------
 Ending balance                    $ 5,697      $ 2,765     $ 5,697      $ 2,765
                                  -----------  ----------  -----------  -----------

       Although credit losses are expected to be incurred on the existing post-1996 Act Farmer Mac I delinquencies, Farmer Mac expects those losses to be within current reserve levels based on the collateral values supporting the loans. The following table summarizes the post-1996 Act delinquencies by loan-to-value ratio (calculated by dividing the current loan principal balance by the original appraised value):

                                    Distribution of
                                     Post-1996 Act
                                     Delinquencies
                                   ----------------
           By loan-to-value ratio:
             0.00% to 40.00%              7%
            40.01% to 50.00%             14%
            50.01% to 60.00%             44%
            60.01% to 70.00%             35%
            70.01% to 80.00%              0%
                                   ----------------
           Total                        100%
                                   ----------------

      As of September 30, 1999, the weighted average loan-to-value ratio of post-1996 Act loans was approximately 50%.

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

      To manage the risks related to the year 2000 date change, Farmer Mac adopted a Year 2000 Compliance Plan consisting of four phases: system inventory, system remediation, critical vendor testing and contingency planning. Farmer Mac has completed all phases of the plan and believes that its systems, as well as those of its critical vendors, will be able to perform critical business functions after December 31, 1999. In the event of a system failure, Farmer Mac has developed (and tested) contingency plans, which primarily rely on instituting manual procedures, to complete critical business processes. Farmer Mac will continue to monitor the compliance status of its internal systems and the status of its critical vendors throughout the remainder of 1999.

      Currently, management believes that the year 2000 date change does not expose Farmer Mac to significant business risk or material loss of revenue, if any, based on its assessment of Farmer Mac's internal systems and critical vendors. Costs to complete its year 2000 readiness efforts have totaled approximately $150 thousand. This amount includes the use of outside consultants to help Farmer Mac evaluate the readiness of internal IT systems and critical vendors. Farmer Mac does not expect to incur any additional costs during the remainder of 1999.

Supplemental Information

     The following tables set forth quarterly activity regarding: commitments to
purchase   loans;   purchases   and   guarantees  of  loans;   AMBS   issuances;
delinquencies; and outstanding guarantees.

                                Commitments to Purchase or Guarantee Farmer Mac I Loans (1) (2)
          -------------------------------------------------------------------------------------------------------
                           Long-Term        5 and 7 Year
                          Fixed Rates         Balloons         ARMs           Total        Outstanding
                        -------------    ---------------- -------------- --------------- ---------------
                                                           (in thousands)
 For the quarter ended:
  September 30, 1999        $ 26,623        $ 19,384       $ 34,170        $ 80,177         $ 17,010
  June 30, 1999               56,010          17,025         48,791         121,826           12,069
  March 31, 1999             137,200          14,774         45,249         197,223           22,501
  December 31, 1998          170,233          13,020        380,394         563,647          431,544
  September 30, 1998          50,446           7,333         26,830          84,609           23,611

 For the year ended:
  December 31, 1998          302,227          48,412        502,283         852,922          431,544
  December 31, 1997          102,773         100,972         33,103         236,848           10,800

                              Purchases and Guarantees of Farmer Mac I Loans (1) (2)
         ----------------------------------------------------------------------------------------
                           Long-Term
                          Fixed Rates        Balloons          ARMs           Total
                         -------------   ---------------  --------------  --------------
                                                  (in thousands)
 For the quarter ended:
   September 30, 1999      $ 26,670         $ 14,862         $ 29,029       $ 70,561
   June 30, 1999             58,406           16,975           52,244        127,625
   March 31, 1999           257,632           15,817          329,099        602,548
   December 31, 1998         50,280           10,634           93,020        153,934
   September 30, 1998        46,713           12,782           27,454         86,949

 For the year ended:
   December 31, 1998        164,436           48,086          211,737        424,259
   December 31, 1997        103,335          100,874           26,304        230,513

                                        Farmer Mac I AMBS Issuances (1) (3)
             ----------------------------------------------------------------------------------------
                              Long-Term        5 and 7 Year
                             Fixed Rates         Balloons         ARMs          Total
                           ---------------  -----------------  -----------  ------------
                                                     (in thousands)
 For the quarter ended:
   September 30, 1999        $ 95,121          $ 33,532        $ 24,744      $ 153,397
   June 30, 1999                1,018              -             44,397         45,415
   March 31, 1999             134,405            16,271         191,307        341,983
   December 31, 1998           44,448             8,448          51,566        104,462
   September 30, 1998          53,635            13,337               -         66,972

 For the year ended:
   December 31, 1998          165,383            51,941          84,322        301,646
   December 31, 1997          132,383            65,121               -        197,504

                                  Farmer Mac I Delinquencies (4) (5)
------------------------------------------------------------------------------------
                            Post-1996
As of:                         Act       Pre-1996 Act         Total
                           ----------- -----------------  ---------------
   September 30, 1999         1.56%          3.48%             1.72%
   June 30, 1999              1.03%          1.44%             1.07%
   March 31, 1999             1.59%          3.71%             1.81%
   December 31, 1998          0.70%          3.77%             1.31%
   September 30, 1998         0.85%          0.47%             0.76%

                                        Outstanding Guarantees (5)
----------------------------------------------------------------------------------------------------------------------
                                           Farmer Mac I
                          ---------------------------------------------
                               Post-1996 Act               Pre-1996         Farmer                        Held in
                          -------------------------
                            AMBS           LTSPC             Act            Mac II          Total       Portfolio (6)
                          ---------    ------------     ---------------- --------------- -------------- --------------
                                                                (in thousands)
 As of:
  September 30, 1999    $1,118,266      $ 367,934        $ 130,452         $ 377,663       $1,994,315     $1,190,741
  June 30, 1999            984,538        375,915          142,842           367,250        1,870,545      1,046,303
  March 31, 1999           946,011        390,520          157,710           345,927        1,840,168        800,669
  December 31, 1998        621,169           -             174,783           336,914        1,132,866        535,290
  September 30, 1998       524,527           -             189,169           323,608        1,037,304        479,828


(1)  Includes  loans  guaranteed by Farmer Mac through swap  transactions.  Such transactions  totaled $73.6 million in first quarter 1999, $51.6 million in fourth quarter 1998, and $32.8 million in second quarter 1998 (committed to in first quarter 1998).
(2)  Includes a guarantee  transaction  committed to in fourth  quarter 1998 and executed in first  quarter 1999  covering a pool of loans  totaling  $407.7 million.  The  transaction,  referred  to as a long-term  standby  purchase commitment (LTSPC),  obligates Farmer Mac to purchase loans within the pool at par when they become four or more months delinquent. In exchange, Farmer
     Mac receives an annual  commitment  fee on the  outstanding  balance of the pool over the life of the loans.
(3)  Includes AMBS issued and retained by Farmer Mac. Such transactions  totaled
     $153.4 million in third quarter 1999, $45.4 million in second quarter 1999,
     $268.4 million in first quarter 1999,  $52.9 million in fourth quarter 1998 and $22.7 million in third quarter 1998.
(4)  Includes loans 90 days or more past due, in foreclosure or in bankruptcy.
(5)  Pre-1996  Act loans back  securities  that are  supported  by  unguaranteed subordinated interests representing approximately 10 percent of the balance of the  loans.  Farmer  Mac  assumes  100  percent  of the  credit  risk on post-1996  Act  loans.  Farmer  Mac II  loans  are  guaranteed  by the U.S.
     Department of Agriculture.
(6)  Included in total outstanding guarantees.

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

          Under the direct stock purchase program pursuant to which Farmer Mac offered up to 100,000 shares of Class A Voting Common Stock to interested eligible investors, Farmer Mac sold an aggregate of 1,600 shares of Class A Common Stock to eight financial institutions in the quarter ended September 30, 1999. The aggregate offering price for the sales was approximately $25,344. Farmer Mac expects to terminate this program during the 1999 fourth quarter.

          Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on July 9, 1999, Farmer Mac issued an aggregate of 408 shares of its Class C Non-Voting Common Stock at an issue price of $22.875 per share to the 10 Directors who elected to receive such stock in lieu of their cash retainers.

          On August 5, 1999, Farmer Mac issued 3,000 restricted shares of its Class C Non-Voting Common Stock to two non-officer employees of Farmer Mac as incentive compensation; and on September 10, 1999, Farmer Mac issued 2,600 restricted shares of its Class C Non-Voting Common Stock to five non-officer employees of Farmer Mac as incentive compensation.

      (d) Not applicable.

Item 3.           Defaults upon Senior Securities.

   Not applicable.

Item 4.           Submission of Matters to a Vote of Stockholders.

   Not applicable.

Item 5.           Other Information.

   None.

Item 6.           Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

*     3.1    -   Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L.
                 104-105 (Form 10-K filed March 29, 1996).

*     3.2    -   Amended and restated Bylaws of the Registrant (Form 10-Q filed
                 August 12, 1999).

+*    10.1   -   Stock Option Plan (Previously filed as Exhibit 19.1 to Form
                 10-Q filed November 10, 1992).

+*    10.1.1 -   Amendment No. 1 to Stock Option Plan (Previously filed as
                 Exhibit 10.2 to Form 10-Q filed August 16,  1993).

+*    10.1.2 -   1996 Stock Option Plan (Form 10-Q filed November 10, 1996).

+*    10.1.3 -   Amended and Restated 1997 Stock Option Plan.

+*    10.2   -   Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form
                 10-K filed February 14, 1990).

+*    10.2.1 -   Amendment  No.  1 dated as of  January  10,  1991 to Employment
                 Contract between Henry D. Edelman and the Registrant(Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

+*    10.2.2 -   Amendment to Employment Contract dated as of September
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



*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.2.4 -   Amendment No. 4 dated as of February 8, 1996 to Employment
                 Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

+*    10.2.5 -   Amendment No. 5 dated as of September 13, 1996 to Employment
                 Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 10, 1996).

+*    10.2.6 -   Amendment No. 6 dated as of August 7, 1997 to Employment
                 Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

+*    10.2.7 -   Amendment No. 7 dated as of September 4, 1998 to Employment
                 Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

+*    10.2.8 -   Amendment No. 8 dated as of September 3, 1999 to Employment
                 Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).

+*    10.3   -   Employment Agreement dated May 11, 1989 between Nancy E.
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
                 1,  1993  between  Nancy  E.   Corsiglia  and  the   Registrant
                 (Previously  filed as Exhibit 10.9 to Form 10-Q filed  November
                 15, 1993).

+*    10.3.4 -   Amendment No. 4 dated  September 1, 1993 to Employment
                 Contract   between  Nancy  E.   Corsiglia  and  the  Registrant
                 (Previously filed as Exhibit 10.11 to Form 10-K filed March 30,
                 1994).

+*    10.3.5 -   Amendment No. 5 dated as of September 1, 1994 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant
                 (Previously filed as Exhibit 10.12 to Form 10-Q filed August
                 15, 1994).


*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.3.6 -  Amendment No. 6 dated as of September 1, 1995 to Employment
                Contract between Nancy E. Corsiglia and the Registrant (Form
                10-Q filed November 10, 1995).

+*    10.3.7 -  Amendment No. 7 dated as of February 8, 1996 to Employment
                Contract between Nancy E. Corsiglia and the Registrant (Form
                10-K filed March 29, 1996).

+*    10.3.8 -  Amendment No. 8 dated as of September 13, 1996 to Employment
                Contract between Nancy E. Corsiglia and the Registrant (Form
                10-Q filed November 10, 1996).

+*    10.3.9 -  Amendment No.9 dated as of August 7, 1997 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed
                November 14, 1997).

+*    10.3.10-  Amendment No. 10 dated as of September 4, 1998 to Employment
                Contract between Nancy E. Corsiglia and the Registrant (Form
                10-Q filed August 14, 1998).

+*    10.3.11-  Amendment No. 11 dated as of September 3, 1999 to Employment
                Contract between Nancy E. Corsiglia and the Registrant (Form
                10-Q filed August 12, 1999).

+*    10.4  -   Employment Agreement dated September 13, 1989 between Thomas R.
                Clark and the Registrant (Previously filed as Exhibit 10.6 to Form 10-K filed April 1, 1990).

+*    10.4.1-   Amendment No. 1 dated  February 14, 1991 to Employment Agreement
                between   Thomas  R.   Clark  and  the   Registrant (Previously
                filed as Exhibit  10.9 to Form 10-K filed April 1, 1991).

+*    10.4.2-   Amendment to Employment Contract dated as of September 1, 1993 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed November 15, 1993).

+*    10.4. -   Amendment No. 3 dated  September 1, 1993 to Employment Contract between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.16 to Form 10-K filed March 30, 1994).

+*   10.4.4 -   Amendment  No. 4 dated as of  September  1,  1994 to Employment
                Contract between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.17 to Form 10-Q filed August 15, 1994).


*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*   10.4.5 -   Amendment No. 5 dated as of September 1, 1995 to Employment
                Contract between Thomas R. Clark and the Registrant (Form 10-Q filed November 10, 1995).

+*   10.4.6 -   Amendment No. 6 dated as of February 8, 1996 to Employment
                Contract between Thomas R. Clark and the Registrant (Form 10-K filed March 29, 1996).

+*   10.4.7 -   Amendment No. 7 dated as of September 13, 1996 to Employment
                Contract between Thomas R. Clark and the Registrant (Form 10-Q filed November 10, 1996).

+*   10.4.8 -   Amendment No. 8 dated as of August 7, 1997 to Employment
                Contract between Thomas R. Clark and the Registrant (Form 10-Q filed November 14, 1997).

+*   10.4.9 -   Amendment No. 9 dated as of September 4, 1998 to Employment
                Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 14, 1998).

+*   10.4.10-   Amendment No. 10 dated as of September 3, 1999 to Employment
                Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 12, 1999).

+*   10.5   -   Employment Contract dated as of September 1, 1997 between Tom D.
                Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

+*   10.5.1 -   Amendment  No. 1 dated as of  September  4,  1998 to Employment
                Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

+*   10.5.2 -   Amendment No. 2 dated as of September 3, 1999 to Employment
                Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

+*   10.6   -   Employment Agreement dated October 7, 1991 between Michael T.
                Bennett and the Registrant (Previously filed as Exhibit 10.16 to Form 10-K filed March 30, 1992).

+*   10.6.1 -   Amendment to Employment  Contract dated as of September 1,  1993
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

+*   10.6.4 -   Amendment No. 4 dated as of September 1, 1995 to Employment
                Contract between Michael T. Bennett and the Registrant (Form
                10-Q filed November 10, 1995).

+*   10.6.5 -   Amendment No. 5 dated as of February 8, 1996 to Employment
                Contract between Michael T. Bennett and the Registrant (Form
                10-K filed March 29, 1996).

+*   10.6.6 -   Amendment No. 6 dated as of September 13, 1996 to Employment
                Contract between Michael T. Bennett and the Registrant (Form
                10-Q filed November 10, 1996).

+*   10.6.7 -   Amendment No.7 dated as of August 7, 1997 to Employment Contract between Michael T. Bennett and the Registrant (Form 10-Q filed
                November 14, 1997).

+*   10.6.8 -   Amendment No. 8 dated as of September 4, 1998 to Employment
                Contract between Michael T. Bennett and the Registrant (Form
                10-Q filed August 14, 1998).

+*   10.6.9 -   Amendment No. 9 dated as of September 3, 1999 to Employment
                Contract between Michael T. Bennett and the Registrant (Form
                10-Q filed August 12, 1999).

+*   10.7   -   Employment Agreement dated March 15, 1993 between Christopher A.
                Dunn and the Registrant (Previously filed as Exhibit 10.17 to Form 10-Q filed May 17, 1993).

+*   10.7.1 -   Amendment to Employment Contract dated as of September 1,  1993
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



*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*   10.7.3  -  Amendment No. 3 dated as of September 1, 1994 to Employment
                Contract between Christopher A. Dunn and the Registrant
                (Previously filed as Exhibit 10.26 to Form 10-Q filed August 15,
                1994).

+*   10.7.4  -  Amendment No. 4 dated as of September 1, 1995 to Employment
                Contract between Christopher A. Dunn and the Registrant (Form
                10-Q filed November 10, 1995).

+*   10.7.5  -  Amendment No. 5 dated as of February 8, 1996 to Employment
                Contract between Christopher A. Dunn and the Registrant (Form
                10-K filed March 29, 1996).

+*   10.7.6  -  Amendment No. 6 dated as of September 13, 1996 to Employment
                Contract between Christopher A. Dunn and the Registrant (Form
                10-Q filed November 10, 1996).

+*   10.7.7  -  Amendment No 7 dated as of August 7, 1997 to Employment Contract
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

       (b)      Reports on Form 8-K.

            The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.




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


November 12, 1999

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


November 12, 1999

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