Form 10-K
period 1999-03-17
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2000-03-17
CIK 845877

As filed with the Securities and Exchange Commission on
                                March 17, 2000
-------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

                            Commission File Number 0-17440

-----------------------------------------------------------------------


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

Yes   [X]               No    [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R.ss.229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market values of the Class A Voting Common Stock and Class C Non-Voting Common Stock held by non-affiliates of the Registrant were $16,621,328 and $152,802,991, respectively, based upon the closing prices for the respective classes on March 13, 2000, as reported by the New York Stock Exchange. The aggregate market value of the Class B Voting Common Stock is not ascertainable due to the absence of publicly available quotations or prices with respect to the Class B Voting Common Stock as a result of the limited market for, and infrequency of trades in, Class B Voting Common Stock and the fact that any such trades are privately negotiated transactions.

      There were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, and 9,403,261 shares of Class C Non-Voting Common Stock outstanding as of March 13, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement to be filed on or about April 14, 2000 in connection with the Annual Meeting of Stockholders to be held on June 1, 2000 (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

--------------------------------------------------------------------------

                                     PART I

Item 1. Business

General

      The Federal Agricultural Mortgage Corporation, commonly known as "Farmer Mac," is a federally chartered instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans ("Qualified Loans"). Farmer Mac was created by the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act") to provide for the existence of an agricultural secondary mortgage market. Farmer Mac provides liquidity to the agricultural mortgage market by: (i) purchasing newly originated Qualified Loans directly from lenders on a continuing basis through its "cash window"; (ii) exchanging securities issued and guaranteed by Farmer Mac for newly originated and seasoned Qualified Loans that back those securities through its "swap" program; (iii) issuing long-term standby purchase commitments for newly originated and existing (seasoned) Qualified Loans; (iv) purchasing portfolios of existing loans on a negotiated basis; and (v) purchasing mortgage-backed bonds secured by Qualified Loans through its "AgVantage" program. Generally, loans guaranteed through swap and long-term standby purchase commitment transactions are seasoned loans.

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

      Pursuant to its statutory authority, Farmer Mac guarantees timely payments of principal and interest on securities backed by Qualified Loans or Guaranteed Portions ("Farmer Mac Guaranteed Securities") and sells those securities in the capital markets or retains them in its portfolio. At December 31, 1999, outstanding Farmer Mac Guaranteed Securities totaled $2.3 billion. For more information about Farmer Mac's securities and its financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Farmer Mac funds its program operations primarily through the issuance of debt obligations of various maturities. See "Farmer Mac Guarantee Program -- Financing." As of December 31, 1999, Farmer Mac had outstanding $1.7 billion of Discount Notes and $796.5 million of Medium-Term Notes, net of unamortized hedging costs, discounts and premiums. During 1999, Farmer Mac continued its strategy of using debt issuance to increase its presence in the capital markets in order to improve the mortgage rates available to farmers, ranchers and rural homeowners. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations --Net Interest Income."

      The Farm Credit Administration (the "FCA"), acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities. Farmer Mac is required to meet certain minimum and critical capital requirements specified in the Act, which were phased in over the course of a transition period that ended on January 1, 1999, when the highest minimum and critical capital requirements became applicable. On November 12, 1999, the FCA published a notice of proposed rulemaking in the Federal Register, a step in establishing a statutorily required risk-based capital test for Farmer Mac. For a discussion of Farmer Mac's statutory capital requirements and its capital levels, see "Government Regulation of Farmer Mac -- Regulation -- Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "-- Liquidity and Capital Resources."

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

      As of December 31, 1999, Farmer Mac employed 30 persons, located primarily at its principal executive offices at 919 18th Street, N.W., Suite 200, Washington, D.C. 20006. Its telephone number is (202) 872-7700.

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

      Qualified Loans must be secured either by Agricultural Real Estate or by Rural Housing. Agricultural Real Estate is defined by Farmer Mac as a parcel or parcels of land, which may be improved by buildings or other structures permanently affixed to the parcel or parcels, that (i) are used for the production of one or more agricultural commodities; and (ii) consist of a minimum of five acres or are used in producing minimum annual receipts of at least $5,000. In accordance with the Act, the principal amount of a Qualified Loan secured by Agricultural Real Estate shall not be greater than $3.6 million, which has been adjusted for inflation as of October 1, 1999, or such higher amount as may be necessary to finance up to 1,000 acres of Agricultural Real Estate. Farmer Mac has limited the maximum loan amount to $6.0 million, regardless of acreage.

      Rural Housing is defined by Farmer Mac as a one- to four-family, owner-occupied principal residence that is a moderately priced dwelling located in a community having a population of 2,500 or fewer inhabitants; the dwelling (excluding the land to which the dwelling is affixed) cannot have a purchase price or current appraised value of more than $145,375, which has been adjusted for inflation as of October 1, 1999. In addition to the dwelling itself, a Rural Housing Qualified Loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property. To date, Rural Housing Qualified Loans have not represented a significant part of Farmer Mac's business.

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

      Through its "part-time farm" loan program Farmer Mac purchases, or guarantees securities backed by, Qualified Loans made to borrowers who live on Agricultural Real Estate but generally derive a significant portion of their income from off-farm employment. To qualify as a part-time farm, the Agricultural Real Estate security must include a single-family, owner-occupied, detached residence that generally constitutes at least 30 percent of the total appraised value of the property and is used as the borrower's residence. As of December 31, 1999, Farmer Mac had $76.1 million of outstanding part-time farm loans in its portfolio.

     During 1999, Farmer Mac purchased $391.4 million of loans through its Farmer Mac I cash window program from 93 Sellers operating throughout the United States. During the year, the top 10 Sellers generated 74 percent of the Farmer Mac I cash window loan volume, including loans sold by Zions First National Bank ("Zions"), Farmer Mac's largest Class A and Class C stockholder, and Zions' "proprietary" products sold to Farmer Mac by other Sellers, which together represented 35 percent of Farmer Mac's total cash window volume for the year. While Zions represents a significant portion of Farmer Mac's cash window volume, Zions-related loans represented only 10 percent of the total Farmer Mac I loans purchased or guaranteed during 1999. For more information with respect to loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Business Volume." As of December 31, 1999, there were $996.7 million of cash window full-time farm loans outstanding.

     Mortgage-Backed Bond Purchases. Through the "AgVantage" program, Farmer Mac provides an alternative way of accessing the cash window. Under AgVantage, Farmer Mac purchases (and guarantees timely payment of principal and interest
on) mortgage-backed bonds issued by Sellers who also have been certified as "AgVantage certified facilities" (each, an "AgVantage Issuer") based upon Farmer Mac's assessment of their agricultural loan underwriting and servicing capabilities, as well as their creditworthiness. AgVantage bonds, which are general obligations of the AgVantage Issuers, are secured by eligible collateral in an amount ranging from 120 percent to 150 percent of the bonds' outstanding principal amount. Eligible collateral consists of Qualified Loans having an aggregate principal balance equal to at least 100 percent of the bonds' outstanding principal amount and cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States. As of December 31, 1999, 45 AgVantage transactions had been completed with 15 AgVantage Issuers resulting in Farmer Mac guarantees of $750 million of bonds with maturities ranging from two weeks to 15 years, most of which being less than one year. As of December 31, 1999, there remained outstanding $66.4 million principal amount of AgVantage bonds. In November 1999, legislation was enacted that expanded the authority of federally-chartered Home Loan Banks to accept agricultural loans as collateral for their own advances and relaxed the Home Loan Bank membership requirements for small banks. At this time, it is too early to assess fully the impact, if any, of these changes upon Farmer Mac.

      Swap Transactions

     Farmer Mac also acquires Qualified Loans from lenders in exchange for Farmer Mac Guaranteed Securities backed by such Qualified Loans. Unlike cash window transactions, which generally involve loans with Farmer Mac-specified terms, swap transactions usually are negotiated with the lender and often involve the acquisition of loans with payment, maturity and interest rate characteristics other than those of loans that Farmer Mac would normally purchase through its cash window. Regardless of variances in loan terms from Farmer Mac's cash window products, Qualified Loans are only eligible for swap transactions on the basis of their conformity to Farmer Mac's credit standards, which are discussed under "-- Underwriting and Appraisal Standards" below. In 1999, Farmer Mac consummated two swap transactions with one System Institution aggregating $176.8 million. As of December 31, 1999, the outstanding balance of loans underlying Farmer Mac swap transactions was $231.9 million. For more information with respect to loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Business Volume."

 Long-Term Standby Purchase Commitments

     In 1999, the use of Farmer Mac's "long-term standby purchase commitment," a variation on swap transactions for Sellers seeking to obtain the benefits of a Farmer Mac guarantee on Qualified Loans retained in their portfolios, evolved into an integral part of the Farmer Mac I program. A long-term standby purchase commitment permits a lender to segregate a pool of loans in its portfolio and transfer to Farmer Mac the credit risk on those loans, in return for the payment of fees on the outstanding balance of the segregated loans approximating what would have been Farmer Mac's guarantee fee had the loans been exchanged in a swap transaction. Under a long-term standby purchase commitment, Farmer Mac commits to purchase any Qualified Loan in a segregated pool of loans subject to the commitment, if: (a) the Qualified Loan becomes four months delinquent; (b) the Qualified Loan meets Farmer Mac's cash window requirements at the time the Seller requests that Farmer Mac purchase the loan; or (c) the Seller requests that Farmer Mac purchase all of the identified Qualified Loans. In the case of a delinquent Qualified Loan, Farmer Mac will pay the Seller a predetermined price for the loan - generally, principal plus accrued interest; in the case of a Qualified Loan under clause (b) or (c), the price for the Qualified Loan(s) would be negotiated at the time of purchase. This structure permits the Seller to retain the segregated loans in its portfolio while reducing its credit and concentration exposures and, consequently, its regulatory capital requirements. In consideration for Farmer Mac's assumption of the credit risk on the segregated loans, the recipient of the commitment pays fees to Farmer Mac on the outstanding balance of the loans at a level approximating what would have been Farmer Mac's guarantee fee had the loans been exchanged with Farmer Mac in a swap transaction. The credit risk to Farmer Mac related to the long-term standby purchase commitment is the same as that of a swap or AMBS. Through December 31, 1999, 5,441 Qualified Loans having an aggregate principal balance of $637.6 million had been placed under long-term standby purchase commitments with four
System Institutions, of which 5,050 Qualified Loans having an aggregate principal balance of $575.1 million remained under long-term standby purchase commitments as of that date. For more information with respect to loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Business Volume."

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

      The Underwriting Standards require, among other things, that the loan-to-value ratio for any Qualified Loan (other than a part-time farm loan) not exceed 70 percent (which Farmer Mac reduced from 75 percent in 1997 in light of its status as a "first loss guarantor"). In the case of newly originated Agricultural Real Estate Qualified Loans that are not part-time farm loans, borrowers must also meet certain credit ratios, including: (i) a pro forma (after closing the new loan) debt-to-asset ratio of 50 percent or less; (ii) a pro forma cash flow debt service coverage ratio of not less than 1:1 on the mortgaged property; (iii) a total debt service coverage ratio, computed on a pro forma basis, of not less than 1.25:1, including farm and non-farm income; and
(iv) a ratio of current assets to current liabilities, computed on a pro forma basis, of not less than 1:1. In early 1998, Farmer Mac introduced a premium loan program for loans to highly creditworthy borrowers. Under that program, Qualified Loans meeting certain more stringent Underwriting Standards than the foregoing loan-to-value and credit ratios would qualify for purchase at a lower net yield than those applicable to loans not meeting the higher standards.

      In the case of a seasoned loan (a loan that has been outstanding for five or more years), sustained performance is considered by Farmer Mac to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms. A seasoned loan generally will be deemed a Qualified Loan, eligible for purchase or inclusion in a pool of loans to be securitized, if it has been outstanding for at least five years and has a loan-to-value ratio (based on an updated estimate of value) of 60 percent or less, and there have been no payments more than 30 days past due during the previous three years and no material restructurings or modifications for credit reasons during the previous five years. In the case of existing loans that have been outstanding for fewer than five years, there must be compliance with the Underwriting Standards for newly originated loans when the loan was originated.

      In the case of Rural Housing Qualified Loans and Qualified Loans under the part-time farm program, up to 85 percent of the appraised value of the property may be financed if the amount above 78 percent is covered by private mortgage insurance. For newly originated Agricultural Real Estate Qualified Loans on part-time farm properties, the borrower must generate sufficient income from all sources to repay all creditors. A borrower's capacity to repay debt obligations is determined by two tests: (i) the borrower's monthly mortgage payment-to-income ratio should be 28 percent or less and (ii) the borrower's monthly debt payment-to-income ratio should be 36 percent or less.

      The Underwriting Standards provide that Farmer Mac may, on a loan-by-loan basis, accept loans that do not conform to one or more of the Underwriting Standards when: (a) those loans exceed one or more of the Underwriting Standards to which they do conform to a degree that compensates for noncompliance with one or more other Standards ("compensating strengths"); and (b) those loans are made to producers of particular agricultural commodities in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers. The acceptance by Farmer Mac of loans that do not conform to one or more of the Underwriting Standards is not intended to provide a basis for waiving or lessening in any way the requirement that loans be of consistently high quality in order to qualify for purchase or inclusion in a pool of loans to be securitized. The entity that requests the acceptance by Farmer Mac of such loans bears the burden of convincing Farmer Mac that the loans meet both tests as set forth in clauses (a) and (b) above and that the inclusion of such loans in a pool will not weaken the overall performance of the pool.

      The Appraisal Standards for newly originated Qualified Loans require, among other things, that the appraisal function be performed independently of the credit decision making process and conform to the Uniform Standards of Professional Appraisal Practice (commonly referred to as USPAP) promulgated by the Appraisal Standards Board. The Appraisal Standards require the appraisal function to be conducted or administered by an individual meeting certain qualification criteria and who (a) is not associated, except by the engagement for the appraisal, with the credit underwriters making the loan decision, though both the appraiser and the credit underwriter may be directly or indirectly employed by a common employer; (b) receives no financial or professional benefit of any kind relative to the report content, valuation or credit decision made or based on the appraisal product; and (c) has no present or contemplated future direct or indirect interest in the appraised property. The Appraisal Standards also require uniform reporting of reliable and accurate estimates of the market value, market rent and net property income characteristics of the mortgaged property and the relative market forces.

      Sellers

      A Seller may be a System Institution, bank, insurance company, business and industrial development company, savings and loan association, association of agricultural producers, agricultural cooperative, commercial finance company, trust company, credit union or other financial entity. In order to participate in the Farmer Mac I program, the Seller must meet minimum eligibility requirements, including: maintain stockholders' equity of at least $1 million or at least $500,000 of net worth (as defined by Farmer Mac); have a staff experienced in agricultural lending and servicing; maintain a fidelity bond and either an errors and omissions, mortgage impairment or mortgagee protection policy providing coverage in an amount determined by Farmer Mac from time to time; and provide representations and warranties to Farmer Mac regarding the qualifications of Qualified Loans sold to Farmer Mac. In addition, in order to facilitate a wide distribution of Farmer Mac's Voting Common Stock and give program participants an ownership interest in the secondary market, Farmer Mac has established minimum Voting Common Stock ownership requirements for Sellers, subject to certain limited exceptions.

      Servicing

      Farmer Mac does not directly service Qualified Loans held in its portfolio, although it does act as "master servicer" with respect to Qualified Loans underlying Farmer Mac Guaranteed Securities issued under the Farmer Mac I Program. Qualified Loans can be serviced only by a Farmer Mac approved servicing entity that has entered into a central servicing contract with Farmer Mac. Sellers of Qualified Loans sold into the Farmer Mac I Program have a right to retain certain servicing functions (typically direct borrower contacts) and may enter into field servicing contracts with the appropriate central servicers to specify such servicing functions. Farmer Mac currently utilizes seven central servicers in its Farmer Mac I program.

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

      By statute, public offerings of Farmer Mac Guaranteed Securities are required to be registered with the U.S. Securities and Exchange Commission (the "SEC") under the federal securities laws; accordingly, Farmer Mac maintains a shelf registration statement with the SEC pursuant to which public offerings of such securities can occur. Farmer Mac may also issue Farmer Mac Guaranteed Securities in private, unregistered transactions. U.S. Bank Trust National Association, a national banking association based in Minneapolis, Minnesota, serves as trustee for each trust underlying Farmer Mac I Securities, although Farmer Mac may assume some or all of the trustee function and, thus, eliminate some of the cost associated with a third party trustee as soon as practicable.

      Farmer Mac I Securities are mortgage pass-through certificates issued and guaranteed by Farmer Mac that represent beneficial interests in pools of Agricultural Real Estate Qualified Loans or in obligations backed by pools of Agricultural Real Estate Qualified Loans. All Farmer Mac I Securities issued by Farmer Mac during and since 1996 have been single class, "grantor trust" pass-through certificates, which Farmer Mac calls "Agricultural Mortgage-Backed Securities" or "AMBS." These securities entitle each investor to receive a portion of the payments of principal and interest on the underlying pool of Agricultural Real Estate Qualified Loans equal to the investor's proportionate interest in the pool. AMBS are backed by Qualified Loans Farmer Mac has acquired from one or more Sellers, either through its cash window or in negotiated transactions. AMBS may back other Farmer Mac I Securities, including real estate mortgage investment conduit securities ("REMICs") and other agricultural mortgage-backed securities.

      Farmer Mac I Securities are not assets of Farmer Mac, except when acquired for investment purposes, nor are Farmer Mac I Securities recorded as liabilities of Farmer Mac. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying Qualified Loans, even if Farmer Mac has not actually received such scheduled payments. Farmer Mac I Securities enable Farmer Mac to further its statutory purpose of increasing the liquidity of the agricultural mortgage market and create a source of guarantee fee income for Farmer Mac. Because it guarantees timely payments on Farmer Mac I Securities (without the protection afforded by the minimum 10 percent cash reserve or subordinated interest required prior to the enactment of changes to Farmer Mac's statutory charter in 1997), Farmer Mac assumes the ultimate credit risk of borrower defaults on the Qualified Loans underlying its guaranteed securities. Those loans are subject to the Farmer Mac Underwriting Standards described above in "-- Underwriting and Appraisal
Standards." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management -- Credit risk management."

      Farmer Mac receives guarantee fees in return for its guarantee obligations on Farmer Mac I Securities. These fees are paid as installment payments become due and are received on the underlying Qualified Loans until those loans have been repaid or otherwise liquidated from the pool (generally as a result of default). The aggregate amount of guarantee fees received by Farmer Mac depends upon the amount of Farmer Mac I Securities outstanding and on the guarantee fee rate, which, by statute, is capped at 50 basis points (0.50 percent) per annum. The amount of Farmer Mac I Securities outstanding is influenced by the repayment rates on the underlying Qualified Loans and by the rate at which Farmer Mac issues new Farmer Mac I Securities. In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Securities, the rate of prepayments is likely to slow. In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Securities also is influenced by a variety of economic, demographic and other considerations, including the obligation of borrowers under most loans underlying Farmer Mac I Securities to make a yield maintenance payment
(depending upon the level of interest rates) in the event of prepayment of the underlying loan, which tends to serve as a deterrent to prepayments in a declining interest rate environment.

      Transactions Under the Farmer Mac I Program

      The following table summarizes loans purchased or guaranteed subsequent to the enactment of changes to Farmer Mac's statutory charter in 1996 (the "1996 Act") under the Farmer Mac I program through December 31, 1999.

                                                   Farmer Mac I Loans
                                                 Purchased or Guaranteed
                                       -----------------------------------------
                                       Prior to 1999    During 1999       Total
                                       -------------    -----------     --------
                                                     (in thousands)
 Post-1996 Act:
  Cash window purchases                  $ 732,766      $ 391,448    $1,124,214
  Swaps                                     84,355        176,788       261,143
  Long-term standby purchase commitments       -          637,685       637,685
                                       -------------    -----------  -----------
   Total                                 $ 817,121      $1,205,921   $2,023,042
                                       -------------    -----------  -----------


      In addition, as of December 31, 1999, there remained outstanding $118.2 million of Farmer Mac I Guaranteed Securities issued prior to the 1996 Act. These securities are supported by unguaranteed subordinate interests which represented 10 percent of the balance of the loans underlying the securities at issuance.

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

      Although total outstanding guarantees exceed the amount held in reserve and the amount it may borrow from the Treasury, Farmer Mac does not expect claims under the guarantees to exceed amounts available to satisfy those claims. For information with respect to the reserve account, see Note 6 to the Financial Statements. For a more detailed discussion of Farmer Mac's borrowing authority from the Treasury, see "Farmer Mac's Borrowing Authority from the U.S. Treasury."

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

Farmer Mac II

      General

      The Farmer Mac II Program was initiated in 1992 and is authorized under Sections 8.0(3) (12 U.S.C. ss. 2279aa(3)) and 8.0(9) (12 U.S.C. ss. 2279aa(9))
of the Act. Under those Sections: (i) Guaranteed Portions are statutorily included in the definition of loans eligible as "Qualified Loans" for Farmer Mac secondary market programs; (ii) Guaranteed Portions are exempted from the underwriting, appraisal and repayment standards that all other Qualified Loans must meet, and pools of Guaranteed Portions are exempted from any diversification and internal credit enhancement that may be required of pools of Qualified Loans that are not Guaranteed Portions; and (iii) Farmer Mac is authorized to pool Guaranteed Portions and issue Farmer Mac II Securities backed by such Guaranteed Portions.

      United States Department of Agriculture Guaranteed Loan Programs

      USDA, acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s. The USDA makes direct loans and also issues guarantees on loans made and serviced by USDA-qualified loan originators (each, a "Lender") for various purposes.

      Under the Farmer Mac II  Program,  Farmer Mac is one of several  competing purchasers from Lenders and others of Guaranteed Portions of farm ownership loans, farm operating loans, business and industry loans and other loans that are guaranteed by the Secretary of Agriculture pursuant to the ConAct (collectively, the "Guaranteed Loans"). Guaranteed Portions, which represent up to 90 percent of the principal amount of Guaranteed Loans, are fully guaranteed as to principal and interest by the USDA, which guarantee is supported by the full faith and credit of the United States.

      USDA Guarantees. The maximum loss covered by a USDA guarantee can never exceed the lesser of: (i) 90 percent of principal and interest indebtedness on the Guaranteed Loan, any loan subsidy due, and 90 percent of principal and interest indebtedness on secured protective advances for protection and preservation of the related mortgaged property made with USDA authorization; and
(ii) 90 percent of the principal advanced to or assumed by the borrower under the Guaranteed Loan and any interest due (including a loan subsidy).

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

      Transactions Under Farmer Mac II Program

      As of December 31, 1999, Farmer Mac had issued and guaranteed $600.8 million of Farmer Mac II Securities, of which $116.2 million were issued in 1999. Of the $600.8 million of Farmer Mac II Securities issued and guaranteed through December 31, 1999, $383.3 million were outstanding as of that date. Of the $383.3 million of outstanding Farmer Mac II Securities, $356.6 million were held by Farmer Mac. The remaining outstanding Farmer Mac II Securities were held by other investors. See Notes 4 and 10 to the Financial Statements.

Financing

      Debt Issuances

      Farmer Mac issues debt obligations, consisting of Discount Notes and Medium-Term Notes ("Notes"), to obtain funds for the Farmer Mac I and Farmer Mac II Programs to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities backed by Guaranteed Portions and/or Qualified Loans.) Farmer Mac also issues Notes to maintain reasonable amounts for business operations, including liquidity needs and to increase its presence in the capital markets in order to improve the mortgage rates available to farmers and ranchers and rural homeowners, and invests the proceeds of such issuances in accordance with the policies established by the Board from time to time. The Board's current policy authorizes Farmer Mac to invest in U.S Treasury, agency and instrumentality obligations; repurchase agreements; commercial paper; guaranteed investment contracts; certificates of deposit; federal funds and bankers acceptances; certain securities and debt obligations of corporate issuers; asset-backed securities; and corporate money market funds. Farmer Mac's Board of Directors has authorized the issuance of up to $4.0 billion of Notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. For information with respect to Farmer Mac's outstanding investments and indebtedness, see Notes 3 and 5 to the Financial Statements.

      Equity Issuances

      By statute, Farmer Mac is authorized to issue Voting Common Stock (which may include additional shares of Class A and Class B Voting Common Stock), non-voting common stock (which may include additional shares of Class C
Non-Voting Common Stock) and preferred stock. Voting Common Stock may be held only by banks, other financial entities, insurance companies and System Institutions that qualify as eligible participants in the Farmer Mac programs. Under the Act, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A Voting Common Stock. There are no ownership restrictions applicable to non-voting common stock, including Class C Non-Voting Common Stock. Any preferred stock issued by Farmer Mac would have priority over the Common Stock in payment of dividends and liquidation proceeds. The Class C Non-Voting Common Stock is, and any preferred stock would be, freely transferable. The holders of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of Common Stock received any payment upon liquidation, dissolution, or winding up of the business of Farmer Mac. To date, Farmer Mac has not paid any dividends on its outstanding Common Stock, and does not expect to pay dividends in the near future, and has not issued any preferred stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it were to fail to comply with regulatory capital requirements. See Note 7 to the Financial Statements and "Government Regulation of Farmer Mac - Regulation - Capital Standards - Enforcement levels."

      Effective August 2, 1999, after obtaining the consent of the holders of its Class C Non-Voting Common Stock, Farmer Mac amended its By-laws to eliminate the three-to-one preference with respect to dividends and liquidation proceeds which had been applicable to each share of Class C Non-Voting Common Stock relative to each share of Voting Common Stock. In conjunction with this Bylaw amendment, Farmer Mac effected a three-for-one split of its Class C Non-Voting Common Stock. The two principal reasons for making these changes were to simplify the reporting of Farmer Mac's earnings per share and improve the liquidity of Farmer Mac's Class C Stock.

      To facilitate the acquisition of Class A Voting Common Stock by lenders seeking to become approved Sellers in the Farmer Mac program, Farmer Mac commenced a continuous direct stock offering program for the sale of Class A Voting Common Stock in early 1998. The direct stock offering program was suspended in November 1999. Under that program, Farmer Mac sold 40,780 shares of Class A Voting Common Stock to lenders in satisfaction of Farmer Mac's Ownership Requirements with respect to Voting Common Stock. As a result of these (and other previous) issuances, there were outstanding as of December 31, 1999, 1,030,780 shares of Class A Stock, 500,301 shares of Class B Stock and 9,370,961 shares of Class C Stock.

      Farmer Mac may obtain capital from future issuances of common stock (both voting and non-voting) or preferred stock, although it has no current plans to issue any additional shares of Common Stock, except for programs pursuant to which employees, members of management or the Board of Directors may be granted Class C Non-Voting Common Stock as part of their compensation arrangements.

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

      Department of the Treasury

      In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested the FCA, in a cooperative effort with the Department of the Treasury, to "monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Banking and Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period [the transition period for the phase-in of higher capital standards, as provided in the 1996 Act] and beyond, if necessary." Although the "capital deferral period" expired on January 1, 1999, Farmer Mac anticipates this cooperative monitoring effort between the Treasury and the FCA will continue at least until a final risk-based capital regulation for Farmer Mac, the promulgation of which is currently underway, becomes effective.

      Comptroller General/General Accounting Office

      The Act requires the Comptroller General of the United States to perform an annual review of the actuarial soundness and reasonableness of the guarantee fees established by Farmer Mac.

      In 1998, the GAO conducted two reviews of Farmer Mac's activities, the first of which addressed the investment activities of Farmer Mac and other government-sponsored enterprises and the second of which reviewed Farmer Mac's statutory mandate and its ability to fulfill that mandate. No similar reviews were conducted during 1999, but issues raised in the 1998 reviews may still result in inquiries by Congress or other agencies of the federal government. Farmer Mac believes that its investment practices represent a prudent business strategy for a growing company, and that its growth during the four years since Congress expanded its statutory authorities demonstrates the value of the government-sponsored agricultural secondary market. The FCA found the business strategies being employed by Farmer Mac to be safe and sound and consistent with prior statements by the Board and management in connection with the adoption of the business strategies. At the end of 1999 Farmer Mac's non-program assets represented a declining portion of its total assets and off-balance sheet guarantees.

      Capital Standards

      General. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac - minimum, critical and risk-based. The minimum and critical capital requirements are expressed as a percentage of on-balance sheet assets and a lower percentage of "off-balance sheet obligations" (primarily outstanding Farmer Mac Guaranteed Securities not owned by Farmer Mac (or an affiliate)); each of these percentages increased over the course of a transition period which ended on January 1, 1999, when the highest percentages of minimum and critical capital specified in the Act were triggered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a presentation of Farmer Mac's current regulatory capital position. The Act does not specify the required level of risk-based capital, but directs the FCA to establish a risk-based capital test for Farmer Mac, which was published for comment on November 12, 1999. See " -- Risk-based capital" below. In the event that Farmer Mac were unable to comply with existing capital requirements or higher capital requirements that may be imposed in the future, the FCA could take enforcement actions against Farmer Mac, including curtailing its business activities. See " -- Enforcement levels" below.

     At December 31, 1999, Farmer Mac's minimum and critical capital requirements were $79.6 million and $39.8 million, respectively, and its actual core capital level was $88.8 million, $9.2 million above the minimum requirement.

      Minimum capital level. The highest minimum capital level for Farmer Mac, which became applicable on and after January 1, 1999, is an amount of core capital equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as determined by generally accepted accounting principles, plus
0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including: (i) the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities; (ii) instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities; and (iii) other off-balance sheet obligations of Farmer Mac.

      Critical capital level. By statute, Farmer Mac's critical capital level at any time must be an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.

      Risk-based capital. The 1996 Act directs the FCA to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth therein. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac. For several years, Farmer Mac has conducted its own guarantee fee adequacy analyses, using stress-test models developed internally and with the assistance of outside experts. Those analyses have taken into account the diverse and dissimilar characteristics of the various asset categories for which Farmer Mac must manage its risk exposures, and have evolved as the mix and character of assets under management shifts with growth in the business and the addition of new asset categories. Farmer Mac believes that the risk-based capital test being developed by the FCA should take similar factors into account and should not result in risk-based capital requirements significantly higher than the statutory minimum capital level.

      In July 1998, the FCA released for public comment a study prepared by consultants retained by the FCA estimating historical loss rates for agricultural real estate loans that may be employed in determining the credit risk component of the risk-based capital test. In January 1999, Farmer Mac submitted its comments to the study, which raised a number of issues and concerns with the approach taken in the study. In November 1999, the FCA published a notice of proposed rulemaking setting forth a proposed risk-based capital test. Comments on the proposed rulemaking were initially due by March 13, 2000. The FCA has granted an extension of the time for filing comments on the proposed rulemaking until June 12, 2000, due, in part, to a request by Farmer Mac. The framework for the proposed rule is specified in Farmer Mac's statutory charter and is comparable to the statutory risk-based capital framework applicable to Fannie Mae and Freddie Mac. The model underlying the proposed risk-based capital test is designed to measure the amount of capital needed for Farmer Mac to maintain adequate capital levels during a ten-year period of economic stress, based on the Corporation's credit and interest rate risk profile at the beginning of such stress period. At this time, Farmer Mac is studying the proposal and is unable to predict when the rulemaking process would likely conclude and when a final regulation imposing a risk-based capital requirement on Farmer Mac would become effective.

      While a risk-based capital requirement significantly above the statutory minimum capital level could have a material adverse effect on Farmer Mac, the ultimate impact of any particular risk-based capital test would have to be evaluated in light of the level of risk-based capital required relative to Farmer Mac's then-existing capital position, the categories of assets against which risk-based capital would have to be maintained, growth in Farmer Mac's business, Farmer Mac's ability to raise additional equity in the capital markets, alternative business strategies available to Farmer Mac and legal, as well as public policy, considerations affecting the applicability of a risk-based capital requirement to Farmer Mac. In the supplementary information section of the notice of proposed rulemaking, the FCA noted that "...given Farmer Mac's current financial position and risk profile, the proposed stress test would not require Farmer Mac to increase its capital. The risk-based capital requirement for Farmer Mac produced by the proposed stress test is below the statutory minimum and critical capital standards. Furthermore, Farmer Mac's current capital level exceeds both the statutory minimum and critical capital standards...."  Since, however, it is not certain that the proposed rule will be adopted as a final rule, it is not possible to determine the impact, if any, of a final risk-based capital regulation on Farmer Mac at this time.

      Enforcement levels. The Act directs the FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining capital compliance. Prior to the effective date of a final risk-based capital regulation for Farmer Mac, which is not likely to occur any earlier than late in 2000, the Act provides that Farmer Mac shall be classified as within "level I" (the highest compliance level) so long as its capital equals or exceeds the then applicable minimum capital level. As of December 31, 1999, Farmer Mac was classified as within level I.

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

      The Class A and C Common Stock trade on the New York Stock Exchange (NYSE) under the symbols AGMA and AGM, respectively. Prior to June 18, 1999, Class A Common Stock traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "FAMCA" and the Class C Common Stock traded on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "FAMCK." The Class B Voting Common Stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is unaware of any publicly available quotations or prices with respect to that class.

      The information below with respect to the Class A and Class C Common Stock represents the high and low closing sale prices for the periods indicated as reported by the NYSE and the high and low bids for the periods indicated as reported by The Nasdaq Stock Market.

                                                    Sales Price
                                         ----------------------------------
                                          Class A Stock     Class C Stock
                                         ----------------- ----------------
                                          High      Low     High     Low
                                         -------- -------- ------- --------
                                                (dollars per share)

  1998
   First quarter...........             $ 18.88  $ 16.25  $ 21.50 $ 17.25
   Second quarter..........               20.25    16.63    24.50   17.33
   Third quarter...........               20.25    18.13    22.83   11.58
   Fourth quarter..........               18.38    17.00    13.50    9.08

  1999
   First quarter............            $ 18.50  $ 17.38  $ 18.00 $ 13.08
   Second quarter...........              18.25    16.38    24.83   15.06
   Third quarter............              16.75    15.25    23.13   17.50
   Fourth quarter...........              18.63    14.81    22.63   15.63

  2000
   First quarter (through March 13)      $16.25  $ 15.63  $ 20.75 $ 16.00

      As of March 13, 2000, it is estimated that there were 1,603 registered owners of the Class A Voting Common Stock, 104 registered owners of the Class B Voting Common Stock and 1,532 registered owners of the Class C Non-Voting Common Stock outstanding.

     As discussed  above in "Farmer Mac  Guarantee  Program - Financing - Equity
Issuances," in early 1997, Farmer Mac commenced a continuous direct stock offering program for the sale of Class A Voting Common Stock to facilitate the acquisition of Class A Voting Common Stock by lenders seeking to become approved Sellers in the Farmer Mac program. The direct stock offering program was suspended in November 1999, through which time Farmer Mac had sold 40,780 shares of Class A Voting Common Stock to 113 financial institutions in 115 transactions. The aggregate offering price and proceeds for the sales were approximately $751,598. The number of shares sold through the direct stock offering program in 1999 totaled 6,100, involving 21 institutions in 21 transactions. The aggregate offering price and proceeds for the sales in 1999 were approximately $102,094. All of these transactions involved purchases by approved Sellers to meet the stock ownership requirements for participation in the Farmer Mac I Program. Farmer Mac's Class A Voting Common Stock is exempt from SEC registration under Section 3(a)(2) of the Securities Act of 1933 by virtue of Farmer Mac's status as an instrumentality of the United States. No agent or underwriter was involved in any of these transactions; thus, no underwriting discounts or commissions were paid.

      For information with respect to Farmer Mac's dividend policy, see "Business - Financing - Equity Issuances" and Note 7 to the Financial Statements.

Item 6.     Selected Financial Data

                                                                  December 31,
                                           ---------------------------------------------------------
   Summary of Financial Condition:             1999        1998        1997      1996      1995
                                             --------    ---------   --------   -------   -------
                                                             (dollars in thousands)
  Cash and cash equivalents                   $336,282   $ 540,626   $ 177,617  $68,912    $8,336
  Investment securities                        847,220     643,562     656,737   85,799    63,281
  Farmer Mac guaranteed securities           1,306,223     552,205     442,311  419,260   417,169
  Loans                                         38,509     168,064      47,177   12,999      -
  Total assets                               2,590,410   1,935,971   1,348,135  603,104   512,464

  Notes and bonds payable
   Due within one year                       1,722,061   1,473,688     856,028  259,164   207,422
   Due after one year                          750,337     366,122     402,803  287,128   284,084

  Total liabilities                          2,503,267   1,855,057   1,273,074  555,899   500,752
  Stockholders' equity                          87,143      80,914      75,061   47,205    11,712

Selected Financial Ratios:
  Return/(loss) on average assets                 0.31%       0.35%       0.47%    0.14%    (0.13%)
  Return/(loss) on average equity                 8.24%       7.36%       7.57%    2.64%    (5.41%)
  Average equity to assets                        3.71%       4.75%       6.27%    5.28%     2.42%

                                                              Year ended December 31,
                                              ----------------------------------------------------
Summary of Operations:                           1999        1998        1997     1996     1995
                                              ---------   ---------  ---------- -------- ---------
                                                (dollars in thousands, except per share amounts)
  Interest income                             $140,377   $ 103,561    $ 80,153  $37,353   $36,424
  Interest expense                             125,419      92,992      72,992   34,623    34,709
                                              ----------  ---------   --------- -------- ---------
   Net interest income                          14,958      10,569       7,161    2,730     1,715
  Guarantee fee income                           7,396       3,727       2,575    1,623     1,263
  Gain on issuance of AMBS                          -        1,400       2,362    1,070        -
  Miscellaneous                                    220         142         253      63        171
                                              ----------  ---------   --------- -------- ---------
   Total revenue                                22,574      15,838      12,351    5,486     3,149
  Total expenses                                11,983       9,323       7,840    5,081     3,796
                                              ----------  ---------   --------- -------- ---------
   Income/(loss) before income taxes and
    extraordinary item                          10,591       6,515       4,511      405      (647)
  Income tax expense/(benefit)                   3,670         772       (115)       12        -
  Extraordinary gain                               -           -           -        384        -
                                              ----------  ---------   --------- -------- ---------
   Net income/(loss)                            $6,921      $5,743      $4,626     $777     $(647)
                                              ----------  ---------   --------- -------- ---------

 Earnings/(Loss) Per Share:

  Basic earnings before extraordinary item      $ 0.64      $ 0.53      $ 0.48    $ 0.07  $ (0.14)
  Basic net earnings                            $ 0.64      $ 0.53      $ 0.48    $ 0.15  $ (0.14)

  Diluted earnings before extraordinary item    $ 0.62      $ 0.52      $ 0.46    $ 0.07  $ (0.14)
  Diluted net earnings                          $ 0.62      $ 0.52      $ 0.46    $ 0.14  $ (0.14)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial information at and for the twelve months ended December 31, 1999, 1998 and 1997 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation ("FMMSC"). The following discussion should be read together with our financial statements and is not necessarily indicative of our future results. During 1999, the operations of the Farmer Mac Acceptance Corporation ("FMAC") were merged into FMMSC. All material intercompany transactions have been eliminated in consolidation.

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

Overview

     1999 was a year of solid growth and strong financial performance for Farmer Mac, notwithstanding challenges brought about by the natural cycle of the economics of agriculture and the lessening of mortgage placement activity due to rising interest rates. Diluted earnings per share were $0.62 for 1999, a 63 percent increase over 1998 diluted earnings per share on a fully taxable equivalent basis, marking the fourth consecutive year during which Farmer Mac achieved significant increases in profitability. For the same period, net income on a fully taxable equivalent basis rose from $4.2 million in 1998 to $6.9 million in 1999.

     The year's record earnings were driven by a 143 percent increase in the amount of loans purchased and guaranteed by Farmer Mac, to $1.3 billion. That volume increase was largely attributable to greater use of swap and long-term standby transactions, which aggregated $814.5 million by year-end. Purchases of loans through the cash window and in Farmer Mac II also increased, from $459.7 million in 1998 to $507.6 million in 1999. Notwithstanding this, cash window purchases in the latter half of the year were lower than the same period a year earlier, reflecting the dampening effect upon new mortgage demand of rising interest rates and the wait-and-see attitude of farmers, brought about by commodity price volatility and delays in government agricultural program changes. Recently introduced products, such as the long-term standby purchase commitment and part-time farm loans, enabled Farmer Mac to continue to enlarge its base of active program users in all sectors of the agricultural mortgage industry during 1999, thereby expanding its service to farmers and ranchers. As a simpler alternative to swaps, long-term standby purchase commitments expand opportunities for lenders who customarily hold loans in portfolio, notably Farm Credit System institutions, to obtain the capital and diversification benefits of the Farmer Mac guarantee. Expansion of the part-time farm program prompted interest in Farmer Mac among mortgage bankers and other national and regional lenders, thereby substantially increasing the number of lending outlets offering our products. This made Farmer Mac loans more accessible to farmers, ranchers and rural residents in all regions of the nation and positioned the Corporation for growth in 2000 and beyond.

     The increase in business volume lifted total revenues by 43 percent during 1999. The principal factors contributing to higher revenues were net interest income from spread on portfolio retention of cash window purchases, and guarantee fees on the higher cumulative amount of guarantees outstanding. Net interest income was up $4.4 million, from $10.6 million in 1998 to $15.0 million in 1999, as Farmer Mac guaranteed securities and loans held by Farmer Mac increased by $624.5 million; guarantee fee income grew 98 percent to $7.4 million, as outstanding guarantees increased by 107 percent to $2.3 billion. During the same period, operating expenses increased by only 8 percent.

     The quality of mortgages covered by Farmer Mac's guarantee remained good, despite continued stress in some segments of the U.S. agricultural economy in 1999. At year-end, Farmer Mac I loans purchased or guaranteed after changes to our statutory charter in 1996 placed Farmer Mac in the position of first loss guarantor ("post-1996 Act loans") showed a modest increase in delinquency rates of 90 days or longer, to 0.94 percent of the principal amount of all post-1996 Act loans, compared to 0.70 percent at the end of 1998. (External 10 percent first loss interests mitigate Farmer Mac's credit exposure to pre-1996 Act loans.) Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher levels likely in the first and third quarters of each year, due to the semiannual payment characteristics of most Farmer Mac loans. Although Farmer Mac experienced loan losses resulting in net charge-offs to the reserve for the first time ever in 1999, with losses totaling $347 thousand, that amount was well within loss reserves, which totaled $6.6 million at the end of the year. It is anticipated that delinquencies may increase again in 2000, due to both the aging of the guarantee portfolio and pressures on farm profits due to soft worldwide demand for core agricultural commodities. Nevertheless, based on United States Department of Agriculture ("USDA" or "the Department") reports of strong agricultural income figures for 1999, evidence of continuing strength in agricultural land values in most regions of the country, and anticipated federal financial support for agricultural producers again in 2000, Farmer Mac believes overall agricultural mortgage credit quality will be good and there will be sound business development opportunities in 2000. A considerable number of the opportunities will likely come from swap and long-term standby transactions, as lenders become more attentive to issues of liquidity and portfolio diversification.

     In  addition  to  growth  in  profitability  and  business  volume,   other
significant developments in 1999 included:

          o In June 1999, Farmer Mac's Class A and Class C common stock began trading on the New York Stock Exchange and, in July 1999, Farmer Mac announced a three-for-one stock split of its Class C stock. The Class C common stock split and the concurrent stockholder-approved elimination of the previous three-to-one dividend and liquidation preferences applicable to the Class C stock were effective on August 2, 1999 and simplified the reporting of earnings per share.

          o In November 1999, the FCA issued a proposed risk-based capital regulation for Farmer Mac. The public comment period on the proposed rule ends on June 12, 2000. The proposed risk-based capital rule and "stress test" computer model is currently under review by Farmer Mac and other interested parties, and our evaluation of the stress test has already identified several specific issues for comment. While we cannot predict when and how the proposed risk-based capital regulations will affect Farmer Mac, the FCA has stated that the Corporation's capital level currently exceeds both the statutory minimum capital and the proposed risk-based capital requirements.

     As we continue to advance Farmer Mac's business in 2000 and beyond, certain factors and conditions remain likely to constrain our progress. Many institutions that dominate agricultural lending today have an organizational bias toward retaining loans in portfolio rather than selling them, notwithstanding corporate finance and capital planning benefits they might realize through participation in Farmer Mac's programs. Some lending institutions subsidize their agricultural mortgage loan rates by price averaging with non-mortgage loans, or by low-return use of equity, both of which reduce the relative competitiveness of Farmer Mac's loan rates. Although Farmer Mac has grown steadily stronger during the last four years, that growth has depended, and will continue to depend, upon ongoing increases in the volume of loans covered by its guarantee. Farmer Mac's current share of the agricultural mortgage market remains relatively small, due to the gradual nature of market penetration in a mature market. Based upon our dramatic growth rates in the years since 1996, this implies a significant ongoing opportunity for expansion of business volume. Over the long term, our strategy for realizing Farmer Mac's business development and profitability goals is to prompt agricultural mortgage lenders, be they traditional or non-traditional, to continue to expand their use of our guarantee through market-oriented programs and products that clearly benefit the nation's farmers, ranchers and rural homeowners.

     A detailed discussion of Farmer Mac's financial results for the years ended December 31, 1999, 1998 and 1997 follows.

Average Balances and Rates

      The following table provides information regarding interest-earning assets and interest-bearing liabilities for the years ended December 31, 1999, 1998 and 1997.

                                          1999                            1998                          1997
                           ------------------------------- -----------------------------  ------------------------------
                               Average   Income/  Average    Average    Income/  Average    Average    Income/   Average
                               Balance   Expense  Rate       Balance    Expense   Rate      Balance    Expense    Rate
                           ------------------------------- -----------------------------  ------------------------------
                                                         (dollars in thousands)
 Interest-earning assets:
  Cash and cash
   equivalents               $ 568,398   $29,384   5.17%    $ 440,815  $ 24,306   5.51%     $ 291,525  $16,052    5.51%
  Investments                  737,275    41,170   5.58%      658,665    38,915   5.91%       534,423   31,319    5.86%
  Farmer Mac guaranteed
   securities                  958,593    63,054   6.58%      474,083    32,922   6.94%       413,966   30,541    7.38%
  Loans                         99,518     6,769   6.80%      108,743     7,418   6.82%        28,416    2,241    7.89%
                           -----------   -------  -------  -----------  --------  ------  -----------  --------   ------
   Total interest-earning
    assets                 $ 2,363,784   140,377   5.94%   $1,682,306   103,561   6.16%   $ 1,268,330   80,153    6.32%
                           -----------                     -----------                    -----------
 Funding:

  Discount notes           $ 1,725,647    88,062   5.10%   $1,253,557    68,102   5.43%   $  861,559    46,632    5.41%
  Medium term notes            580,164    37,357   6.44%      360,410    24,890   6.91%      372,918    26,360    7.07%
                           -----------   -------  -------  -----------  --------  ------  -----------  --------   ------
   Total interest-bearing    2,305,811   125,419   5.44%    1,613,967    92,992   5.76%    1,234,477    72,992    5.91%
    liabilities
  Net non-interest-bearing
   funding                      57,973       -     0.00%       68,339      -      0.00%       33,853       -      0.00%
                           -----------   -------  -------  -----------  --------  ------  -----------  --------   ------
   Total funding           $ 2,363,784   125,419   5.31%   $1,682,306    92,992   5.53%   $1,268,330    72,992    5.75%
                           -----------   -------  -------  -----------  --------  ------  -----------  --------   ------
 Net interest income/
  yield                                  $14,958   0.63%               $ 10,569   0.63%                $ 7,161    0.56%
                                         -------  -------               --------  ------               --------   ------


      The table below sets forth the effect of changes in rates and average balances on the components of net interest income for the years ended December 31, 1999 and 1998. Combined rate/volume variances are allocated based on their relative size.

                                                   1999 vs. 1998                 1998 vs. 1997
                                           -----------------------------  ---------------------------
                                            Increase (Decrease) Due to    Increase (Decrease) Due to
                                           -----------------------------  ---------------------------
                                             Rate     Volume    Total       Rate    Volume    Total
                                           --------  -------- ---------   -------- --------  --------
                                                                   (in thousands)
 Income from interest-earning assets
  Cash and cash equivalents                $(1,595)  $ 6,673   $ 5,078       $ 22   $ 8,232  $ 8,254
  Investments                               (2,213)    4,468     2,255        256     7,340    7,596
  Farmer Mac guaranteed securities          (1,828)   31,960    30,132     (1,867)    4,248    2,381
  Loans held for securtization                 (21)     (628)     (649)      (341)    5,518    5,177
                                           --------  -------- ---------   -------- --------  --------
   Total                                    (5,657)   42,473    36,816     (1,930)   25,338   23,408
 Expense from interest-bearing liabilities  (5,464)   37,891    32,427     (1,908)   21,908   20,000
                                           --------- -------- ---------   -------- --------  --------
 Change in net interest income              $ (193)  $ 4,582   $ 4,389      $ (22)  $ 3,430  $ 3,408
                                           --------- -------- ---------   -------- --------  --------


Results of Operations

      Net Interest Income. Net interest income totaled $15.0 million in 1999 compared to $10.6 million in 1998. The increase in net interest income was due to a 41 percent increase in the average balance of interest-earnings assets, driven by an 82 percent increase in average on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans). The increase in on-balance sheet program assets resulted from Farmer Mac's retention of cash window purchases during 1999 and the purchase of $189.8 million of AMBS from capital market investors (for further information, see "- Business Volume" and "- Balance Sheet Review - Assets"). During 1999, the average balance of non-program assets (cash and cash equivalents and investments) increased by 19 percent. Net interest yield remained unchanged in 1999, averaging 0.63 percent in both 1999 and 1998.

      Net interest income totaled $7.2 million in 1997. The $3.4 million increase from 1997 to 1998 was due to growth in the average balance of interest-earning assets and a 7 basis point increase in net interest yield. The increase in the balance of interest-earning assets was due to an increase in non-program assets as a result of Farmer Mac's expanded debt issuance program begun in early 1997, and an increase in program assets as a result of retention of loans purchased through the Farmer Mac I cash window during the later half of 1998. The increase in net interest yield was attributable to the increase in the average balance of non-interest bearing funding as a result of the $23.0 million stock issuance that occurred in late 1997.

      Other Income. Other income, which is comprised of guarantee fee income, gain on issuance of AMBS and miscellaneous income, totaled $7.6 million for 1999, compared to $5.3 million for 1998. During 1999, total outstanding guarantees increased by 107 percent. Similarly, guarantee fee income, the largest component of other income, increased to $7.4 million from $3.7 million the prior year, an increase of 98 percent. Gain on issuance of AMBS totaled $1.4 million in 1998. There have been no sales of AMBS since third quarter 1998 because market conditions have favored retention of AMBS (see "- Business Volume"). Miscellaneous income totaled $220 thousand for 1999, compared to $142 thousand for 1998. Miscellaneous income includes fees and hedging gains and losses related to program activities, which will fluctuate from period to period due to various factors including the level of program activity and delinquencies.

      Other income increased slightly from $5.2 million in 1997 to $5.3 million in 1998, as an increase in guarantee fee income was largely offset by a decrease in gain on sale of AMBS. Guarantee fee income increased from $2.6 million in 1997 to $3.7 million in 1998 due to a corresponding increase in the outstanding balance of guaranteed securities. Gains on sale of AMBS decreased in 1998 compared to 1997 due to the retention of loans purchased in the latter half of 1998. In 1998, Farmer Mac recognized a $1.4 million gain on the sale of $141.7 million of AMBS, compared to a $2.4 million gain on the sale of $197.5 million of AMBS in 1997. Miscellaneous income totaled $142 thousand in 1998, compared to $253 thousand in 1997. For year-end 1997, miscellaneous income included the difference between the amount Farmer Mac had accrued for expenses in 1996 related to litigation and the actual amount incurred, which was lower as a result of the settlement of that litigation in January 1997.

      Other Expenses. Operating expenses totaled $8.3 million in 1999, compared to $7.7 million in 1998 and $6.9 million in 1997. Operating expenses equaled 37 percent of total revenues in 1999, compared to 49 percent in 1998 and 55 percent in 1997. Farmer Mac's provision for losses totaled $3.7 million in 1999, compared to $1.6 million in 1998 and $990 thousand in 1997. The increases in the provision for losses were due to an increase in outstanding AMBS for which Farmer Mac assumes 100 percent of the credit risk (see " - Risk Management - Credit risk management").

      Income Tax Expense/Benefit. Income tax expense totaled $3.7 million in 1999, compared to an expense of $772 thousand in 1998 and a benefit of $115 thousand in 1997. During 1998 and 1997, Farmer Mac recognized $1.5 million and $1.7 million, respectively, of previously unrecognized tax benefits, which related primarily to net operating losses incurred in prior years. Excluding previously deferred tax benefits, Farmer Mac would have reported income tax expense of $2.3 million and $1.6 million and net income on a fully taxable equivalent basis of $4.2 million and $2.9 million for 1998 and 1997, respectively. Farmer Mac expects its effective tax rate in 2000 to approximate 35 percent due to the effects of non-deductible expenses and a higher statutory tax rate applicable to higher levels of income. For further information regarding income taxes, see Note 8 to the Financial Statements.

      Business Volume. The following table sets forth information regarding the volume and balance of loans purchased or guaranteed by Farmer Mac for the periods indicated:

                                                 1999        1998        1997
                                              ----------  ----------   ---------
                                                         (in thousands)
 Purchase and guarantee volume:
  Farmer Mac I
   Cash window                                $ 391,448   $ 339,904    $ 230,513
   Swap transactions                            176,788      84,355        -
   LTSPC                                        637,685         -          -
                                              ----------  ----------   ---------
    Total Farmer Mac I volume                 1,205,921      424,259     230,513

  Farmer Mac II                                 116,148      119,786      95,017
                                              ----------  ----------   ---------
    Total loans purchased or guaranteed      $1,322,069   $  544,045   $ 325,530
                                              ----------  ----------   ---------
 AMBS issuances:
  Retained                                    $ 517,801     $ 75,533   $    -
  Sold                                              -        141,758     197,504
  Swap transactions                             176,788       84,355        -
                                              ----------  ----------   ---------
   Total AMBS issuances                       $ 694,589   $  301,646   $ 197,504
                                              ----------  ----------   ---------
 Outstanding balance of loans held or
  guaranteed by Farmer Mac at December 31    $2,381,608   $1,300,930   $ 890,071
                                              ----------  ----------   ---------


     During 1999, the volume of loans purchased or guaranteed by Farmer Mac increased 143 percent, bringing the outstanding balance of loans held or guaranteed by Farmer Mac to $2.4 billion. The increase in loan volume was driven by swaps and long-term standby purchase commitments (LTSPC - see "- Risk Management - Credit risk management" for a description of LTSPC), which totaled $814.5 million during 1999. Swaps and LTSPC typically involve seasoned loans, while cash window transactions usually represent acquisitions of newly originated loans. Although cash window purchases increased during the year, purchase volume in the later half of 1999 decreased compared to the same period in 1998 as a result of rising interest rates and economic stress in the agricultural sector, which has reduced agricultural mortgage demand.

      During 1999, Farmer Mac issued $694.6 million of AMBS, most of which were retained by Farmer Mac in contrast to 1998 and 1997 when most or all AMBS were sold to capital market investors. The decrease in AMBS sold to capital market investors, and corresponding increase in retained AMBS, was due to market conditions that have favored retention of AMBS.

      Indicators of future purchase and guarantee volume, particularly cash window activity, include outstanding commitments to purchase Farmer Mac I loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a Seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the Seller to pay a fee to extend or cancel the commitment. At December 31, 1999, outstanding commitments to purchase Farmer Mac I loans totaled $12.5 million, compared to $23.8 million at December 31, 1998, while loans submitted for approval or approved but not yet committed to purchase totaled $110.7 million at December 31, 1999, compared to $210.2 million at December 31, 1998. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the Seller.

      While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a new market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the longer term, agricultural mortgage lenders, whether traditional or non-traditional, must continue expanding their use of Farmer Mac's programs and products.

Balance Sheet Review

      Assets. At December 31, 1999, total assets were $2.6 billion compared to $1.9 billion at December 31, 1998. The increase in total assets was primarily due to growth in program assets, which increased $624.5 million during 1999 to a total of $1.3 billion. During 1999, Farmer Mac purchased $507.6 million of Farmer Mac I and II loans and purchased $189.8 million of AMBS from capital market investors. During the same period, non-program assets were unchanged, totaling $1.2 billion at December 31, 1999 and 1998.

      The remaining growth in total assets was due to increases in the balance of interest and guarantee fees receivable, which increased in proportion to the growth of program assets and total guarantees, and prepaid expenses and other assets. Prepaid expenses and other assets grew by $10.1 million due to: i) capital expenditures to enhance Farmer Mac's risk management systems; ii) an increase in the deferred tax assets balance as a result of growth in the reserve for losses and the change in the unrealized gain/loss on securities available for sale (see Note 8 to the Financial Statements); and iii) growth in medium-term note issuance costs, which are classified as other assets, as a result of increased issuances of longer-term debt to fund retention of AMBS. Other assets also included property acquired through foreclosure (real estate owned or REO), which totaled $1.5 million at December 31, 1999. There was no REO at December 31, 1998.

      Liabilities. Total liabilities increased from $1.9 billion at December 31, 1998 to $2.5 billion at December 31, 1999. The increase in liabilities was primarily due to growth in notes payable, which corresponded to the growth in on-balance sheet program assets. The remaining increase in total liabilities was due to increases in accrued interest payable, as a result of the increase in outstanding notes payable, and the reserve for losses (see "- Risk Management - Credit risk management"). For further information regarding Farmer Mac's funding and interest rate risk practices, see "- Risk Management - Interest-rate risk management."

      Capital. At December 31, 1999, stockholders' equity totaled $87.1 million, compared to $80.9 million at December 31, 1998. The increase was primarily due to net income earned during 1999. At December 31, 1999 and December 31, 1998, Farmer Mac's regulatory required minimum capital was $79.6 million and $50.2 million, compared with actual regulatory capital of $88.8 million and $80.7 million, respectively (see " - Liquidity and Capital Resources - Capital Requirements").

     Off-Balance Sheet Guarantees. At December 31, 1999, outstanding off-balance sheet guarantees totaled $1.1 billion, compared to $597.6 million at December 31, 1998. For further information regarding off-balance sheet Farmer Mac Guaranteed Securities, see "- Risk Management - Credit risk management."

Risk Management

      Interest-rate risk management. Interest-rate risk is the risk that interest rate changes could materially affect the value, or future earnings, of Farmer Mac. Farmer Mac is exposed to two primary sources of interest-rate risk:
(a) Farmer Mac I and II Securities and other assets held for investment, and (b) loans.

      Farmer Mac is subject to interest-rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to Farmer Mac I and II Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities thereby increasing the risk of asset and liability cash flow mismatches. Cash flow mismatches in a changing rate environment can reduce the value or earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt. Yield maintenance provisions associated with many of the loans underlying Farmer Mac I Securities reduce, but do not eliminate, this risk. Yield maintenance provisions require borrowers to make an additional payment to Farmer Mac when they prepay their loans. This payment is calculated such that, when reinvested with the prepaid principal, it should generate substantially the same cash flows that would have been generated had the loan not been prepaid. None of the loans underlying
Farmer Mac II Securities have yield maintenance provisions. Fixed-rate loans without yield maintenance provisions represented 28 percent of the total balance of loans underlying on-balance sheet Farmer Mac I and II Securities at December 31, 1999.

      There is less interest-rate risk related to Farmer Mac's portfolio of non-program assets because it consists entirely of investments that mature or reprice within one year. However, Farmer Mac does invest in certain adjustable-rate investments that limit or "cap" the amount the investment coupon rate can increase. Such capped investments totaled $441.4 million at December 31, 1999.

      Farmer Mac's primary strategy to manage interest-rate risk related to Farmer Mac I and II Securities and other assets held for investment is to fund them with liabilities that have similar durations, or average cash flow patterns over time, and provide flexibility to accommodate changing prepayment rates in changing interest rate environments. To achieve the desired funding objective, Farmer Mac uses a mix of short-term Discount Notes and callable and non-callable Medium-Term Notes (see Note 5 to the Financial Statements). By using a mix of liabilities that includes callable debt, the duration of the liabilities will tend to increase or decrease as interest rates change in a manner similar to changes in the duration of the assets (the rate of change in the duration of an asset or liability to a change in interest rates is referred to as convexity). Farmer Mac manages the interest-rate risk related to capped adjustable-rate investments by purchasing interest rate contracts that effectively "uncap" the investments (see Note 10 to the Financial Statements).

      Farmer Mac is also subject to interest-rate risk on loans, including loans committed to be, but not yet, purchased. When Farmer Mac commits to purchase a Qualified Loan, it is exposed to interest-rate risk between the time it commits to purchase the loan and the time it either: (a) sells AMBS backed by the loan, or (b) issues debt to retain the loan in its portfolio (although issuing debt to fund the loans as an investment does not fully mitigate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above). As of December 31, 1999, the balance of loans committed or purchased and not yet sold or funded as retained investments totaled $19.7 million. Farmer Mac manages the interest-rate risk related to such loans, and the debt to be issued to fund the loans as retained investments, through the use of forward sale contracts involving GSE debt securities and futures contracts involving U.S. Treasury securities. At December 31, 1999, the total notional balance of GSE forward sale contracts and Treasury futures contracts was $12.6 million and $4.1 million, respectively. Farmer Mac primarily uses GSE forward sale contracts since such instruments reduce Farmer Mac's interest rate exposure to changes in both Treasury rates and AMBS and debt spreads. For further information regarding off-balance sheet derivative financial instruments, see Note 10 to the Financial Statements.

      Farmer Mac has established policies and implemented interest-rate risk management procedures to monitor its exposure to interest rate risk. The primary methodology used by management to monitor Farmer Mac's interest rate risk exposure is measuring the sensitivity of Farmer Mac's market value of equity
(MVE) to changes in interest rates. This and other risk measures are reviewed regularly by management's Asset Liability Committee and the Finance Committee of the Board of Directors to ensure compliance with Farmer Mac's interest-rate risk policy limits.

      The simulation of MVE involves generating multiple paths for future interest rates starting from a "base" yield curve and then discounting the estimated cash flows under those rate paths to arrive at the estimated fair value of Farmer Mac's assets, liabilities and off-balance sheet items. Farmer Mac uses a commercially developed model to perform the MVE analyses. The analysis, which is based on Farmer Mac's existing assets, liabilities and off-balance sheet financial instruments, and does not assume any new business, measures the change in MVE under seven interest rate scenarios. The interest rate scenarios include a "base case" in which the "base" yield curve is equal to the current yield curve, and six parallel and instantaneous shocks to the "base" yield curve (plus and minus 100, 200 and 300 basis points). Inherent in the MVE sensitivity analysis presented is the assumption that interest rate changes occur as instantaneous parallel shifts in the yield curve; in reality, such shifts are rarely instantaneous or parallel. In addition, actual future market conditions may differ materially from those assumed in the analysis. For example, actual loan prepayments and Farmer Mac AMBS and debt spreads may differ significantly from those assumed in the analysis. Accordingly, the results of the MVE sensitivity analysis should not be viewed as a projection of future results. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis at December 31, 1999 and 1998.

                              Percentage Change in MVE from
                                         Base Case
                              -----------------------------
                                        December 31,
                              -----------------------------
                 Interest Rate
                   Scenario          1999        1998
                 -------------     ---------   --------

                   + 300 bp         -9.4%      -11.0%
                   + 200 bp         -5.6%       -6.9%
                   + 100 bp         -2.1%       -1.2%
                   - 100 bp         -1.1%        0.0%
                   - 200 bp         -6.5%       -0.6%
                   - 300 bp        -15.0%       -1.2%


      At December 31, 1999, Farmer Mac was in compliance with established policy limits for interest-rate risk.

      Credit risk management. Farmer Mac's primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages. Farmer Mac is exposed to credit risk on loans it holds, as well as on loans backing securities issued to third parties because of Farmer Mac's guarantee of the timely payment of principal, including any balloon payments, and interest on the securities. Farmer Mac is also exposed to credit risk on loans it has committed to purchase through LTSPC transactions. The LTSPC transaction, which is a variation on a swap transaction, permits a lender to segregate a pool of loans in its portfolio and transfer the credit risk on those loans to Farmer Mac, in return for the payment to Farmer Mac of fees on the outstanding balance of the segregated loans approximating what would have been Farmer Mac's guarantee fee had the loans been exchanged with Farmer Mac in a swap transaction.

      Loans held or  guaranteed  by Farmer Mac can be divided into three groups:
(a) pre-1996 Act Farmer Mac I loans;  (b) post-1996 Act Farmer Mac I loans;  and
(c) Farmer Mac II loans. For pre-1996 Act loans, Farmer Mac's credit risk exposure is mitigated by subordinated interests. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac assumes 100 percent of the credit risk on post-1996 Act Farmer Mac I loans. Farmer Mac mitigates the credit risk related to pre- and post-1996 Act loans through the application of its Underwriting and Appraisal Standards and by requiring collateral in the form of the real estate (see "Business - Farmer Mac I - Underwriting and Appraisal Standards"). In response to the increased credit risk related to post-1996 Act loans, Farmer Mac increased the guarantee fee rate and lowered the loan-to-value requirements for post-1996 Act loans relative to those previously required for pre-1996 Act loans. Farmer Mac's credit exposure on Farmer Mac II loans is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the subordinated interests, or to Farmer Mac II loans because of the USDA guarantee. The outstanding principal balance of loans held or guaranteed by Farmer Mac is summarized in the table below.

                                       December 31,
                                -------------------------
                                    1999         1998
                                -----------   -----------
                                      (in thousands)
 Farmer Mac I loans
  Post-1996 Act                 $ 1,879,978   $ 788,905
  Pre-1996 Act                      118,214     174,783
 Farmer Mac II loans                383,266     336,914
                                -----------   -----------
                                $ 2,381,458   $ 1,300,602
                                -----------   -----------


      Farmer Mac continually assesses its credit risk exposure related to post-1996 Act Farmer Mac I loans by monitoring agricultural economic conditions and evaluating the credit quality of those loans. Despite adverse trends in agricultural economic conditions in 1999 and continuing into 2000, particularly low commodity prices, reduced export demand and weather-related problems in certain areas of the country, Farmer Mac believes that the credit quality of the post-1996 Act Farmer Mac I loans remains good, based on Farmer Mac's credit underwriting, appraisal and diversification standards. Farmer Mac's diversification standards limit its credit exposure in a particular geographic region or commodity to a percentage of the total principal amount of all loans outstanding, considering the credit quality of the loans in that particular geographic region or commodity group based on the borrower's loan-to-value, debt service coverage, equity-to-asset and working capital-to-current asset ratios. The following tables set forth the loan-to-value (based on current loan balance), geographic and commodity distributions of the post-1996 Act Farmer Mac I loans as of December 31, 1999 and 1998. For information regarding loan-to-value, commodity and geographic distributions of all Farmer Mac I loans, see Note 10 to the Financial Statements.

                                     Distribution of Post-
                                       1996 Act Loans at
                                          December 31,
                                    ----------------------
                                          1999    1998
                                        ------- -------
 By original loan-to-value ratio:
    0.00% to 40.00%                        28%     10%
   40.01% to 50.00%                        22%     17%
   50.01% to 60.00%                        24%     29%
   60.01% to 70.00%                        24%     35%
   70.01% to 80.00%                         2%      9%
   80.01% to 90.00%                         0%      0%
                                        ------- -------
    Total                                 100%    100%
                                        ------- -------
   Weighted average loan-to-value ratio    48%     55%
                                        ------- -------

 By geographic region: (1)
   Mid-North                               19%     16%
   Mid-South                                4%      6%
   Northeast                                3%      3%
   Northwest                               41%     33%
   Southeast                                1%      4%
   Southwest                               32%     38%
                                        ------- -------
    Total                                 100%    100%
                                        ------- -------
 By commodity:
   Crops                                   52%     54%
   Livestock                               20%     17%
   Permanent plantings                     24%     27%
   Part-time farms                          4%      2%
                                        ------- -------
    Total                                 100%    100%
                                        ------- -------

(1)  Regions are defined in Note 10 to the Financial Statements.


      As of December 31, 1999, Farmer Mac's highest geographic concentration was in the northwest region as a result of several guarantee transactions involving seasoned loans. This loan concentration is mitigated by the lower loan-to-value ratios associated with the loans in those transactions. The weighted average loan-to-value ratio (based on current loan balance) of all outstanding loans from the northwest region at December 31, 1999 was approximately 46 percent. Farmer Mac's largest commodity concentration at December 31, 1999 was crops; however this group consists of several specific commodities, including cotton, feed grains, vegetables and other crops, none of which comprised more than 14 percent of the total portfolio.

      The effectiveness of Farmer Mac's underwriting, appraisal and diversification standards is reflected primarily through the level of defaulted loans and related credit losses. At December 31, 1999, post-1996 Act Farmer Mac I loans that were 90 days or more past due (referred to as non-performing or "impaired" loans) totaled $ 17.6 million, or 0.94 percent of the total principal amount of all post-1996 Act loans. The balance of non-performing loans at December 31, 1998 was $5.5 million, or 0.70 percent of all post 1996-Act loans. The increase in the delinquency rate of the post-1996 Act Farmer Mac I loans from December 31, 1998 to December 31, 1999 was due to the growing number of loans that are approaching their anticipated peak default years and adverse conditions affecting the agricultural economy. The following table segregates the post-1996 Act delinquency rate at December 31, 1999 by year of origination, geographic region and commodity.






                              Post-1996 Act
                            Delinquency Rates
                         -----------------------

 By year of origination:
  Prior to 1996                   0.20%
  1996                            3.30%
  1997                            2.60%
  1998                            1.49%
  1999                            0.00%

 By geographic region: (1)
  Mid-north                       0.11%
  Mid-south                       0.75%
  Northeast                       0.00%
  Northwest                       1.38%
  Southeast                       0.00%
  Southwest                       0.98%

 By commodity:
  Crops                           1.25%
  Livestock                       0.51%
  Permanent plantings             0.76%
  Part-time farms                 0.00%

 (1) Regions are defined in Note 10 to the Financial Statements.



      While the $8.7 billion farm disaster package enacted by Congress last fall resulted in high levels of farm income during 1999 and agricultural land values remained stable, low commodity prices and weak demand for U.S. agricultural products are projected to continue through 2000. Farmer Mac anticipates that delinquencies may increase again in 2000 due to both the growing number of loans held or securitized by Farmer Mac that are gradually approaching their anticipated peak default years and the continuing stress expected in the agricultural economy, unless there is further federal support for farmers. Nevertheless, based on strong agricultural income figures reported by the U.S. Department of Agriculture for 1999, continued strong agricultural land values in most regions of the country and anticipated federal financial support for agricultural producers again in 2000, Farmer Mac believes that overall credit quality and sound business development opportunities remain strong.

     The primary determinant of the loss that may be incurred on non-performing loans is loan-to-value. The following table illustrates the distribution of non-performing loans at December 31, 1999 by loan-to-value (based on current loan balance and appraised value at the date of initial guarantee by Farmer
Mac):

                                    Distribution of
                                    Post-1996 Act
                                    Delinquencies
                                    ---------------

        By loan-to-value ratio:
            0.00% to 40.00%                 6%
           40.01% to 50.00%                16%
           50.01% to 60.00%                45%
           60.01% to 70.00%                33%
           70.01% to 80.00%                 0%
                                    ---------------
        Total                             100%
                                    ---------------


     Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act loans underlying Farmer Mac I Securities and LTSPCs. At December 31, 1999, Farmer Mac's reserve for loan losses totaled $6.6 million, compared to $3.3 million at December 31, 1998. Farmer Mac's provision for losses was $3.7 million for 1999, compared to $1.6 million for 1998. During 1999, Farmer Mac acquired properties through foreclosure resulting in net charge-offs to the reserve for losses of $347 thousand. Some of the property was disposed of during 1999, while the other property, which was acquired in December 1999, continued to be held by Farmer Mac at year-end. The cost basis in the property held by Farmer Mac at December 31, 1999 was $1.5 million. No charge-offs were recognized in 1998.

      The reserve as a percentage of outstanding post-1996 Act Farmer Mac I loans was 0.35 percent and 0.41 percent at December 31, 1999 and 1998, respectively. Management evaluates the adequacy of the reserve for loan losses on a quarterly basis and considers a number of factors, including: historical charge-off and recovery activity (noting any particular trends in preceding periods); trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; current and anticipated economic conditions; the condition of agricultural segments and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have a geographic or commodity concentration; the degree of risk inherent in the composition of the guaranteed portfolio; the results of its quality control reviews; and its underwriting standards.

      To a lesser extent, Farmer Mac is also exposed to institutional credit risk related to: (i) issuers of AgVantage bonds and other investments held by Farmer Mac; (ii) Sellers and servicers; and (iii) interest-rate contract counterparties. AgVantage bonds are general obligations of the AgVantage Issuers and are secured by collateral in an amount ranging from 120 percent to 150 percent of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage bonds by evaluating and monitoring the financial condition of the AgVantage Issuers. Outstanding AgVantage bonds totaled $66.4 million at December 31, 1999. The credit risk inherent in the investment portfolio is mitigated by Farmer Mac's policy of investing in highly rated instruments and by establishing concentration limits, which reduce exposure to any one counterparty. Farmer Mac's policy limits the dollar amount of investments with one counterparty, excluding government-sponsored enterprises
(GSEs) and agencies of the U.S. government, to the lesser of 20 percent of Farmer Mac's stockholders' equity or $25 million, and requires the counterparty to be rated in one of the three highest rating categories by at least one nationally recognized statistical rating organization. As of December 31, 1999, Farmer Mac had investments comprised of commercial paper, corporate debt securities and asset-backed securities outstanding with 53 counterparties totaling $582.3 million, of which 41 exceeded 10 percent of Farmer Mac's stockholders' equity (the cumulative balance of investments to such counterparties totaled $527.0 million), but no one of which exceeded 19 percent of its stockholders' equity. In addition, at December 31, 1999, Farmer Mac held $554.2 million of securities issued by GSEs or agencies of the U.S. government and $45.7 million in money market investment accounts, with the maximum amount held in any one money market investment fund at any time during 1999 being approximately $200 million. The short-term nature of the investment portfolio also limits its credit risk. At December 31, 1999, 57 percent of the investment portfolio, excluding GSE and agency investments, consisted of short-term highly liquid investments. Farmer Mac manages institutional credit risk related to Sellers and servicers by requiring such institutions to meet certain standards and by monitoring their financial condition and servicing performance. Credit risk related to interest-rate contracts is discussed in Note 10 to the Financial Statements.

Liquidity and Capital Resources

      Liquidity. The funding needs of Farmer Mac's business programs are driven by the purchase of Qualified Loans, payment of principal and interest on Farmer Mac Guaranteed Securities and the maturities of debt. Farmer Mac's primary sources of funds to meet these needs are issuances of debt obligations, principal and interest payments on mortgages underlying Farmer Mac Guaranteed Securities and net operating cash flows. Because of Farmer Mac's regular participation in the capital markets and its status as a GSE, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac also maintains a portfolio of cash equivalents, comprised of commercial paper and other short-term investments, to draw upon as necessary. At December 31, 1999 and 1998, Farmer Mac's cash and cash equivalents totaled $336.3 million and $540.6 million, respectively.

      Capital Requirements. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac - minimum, critical and risk-based. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount. Higher minimum and critical capital requirements were phased in over a transition period, which ended on January 1, 1999, when the highest level of minimum capital became applicable. The Act does not specify the required level of risk-based capital. It directs the FCA to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth therein. For a discussion of risk-based capital, including the potential impact of future risk-based capital requirements on Farmer Mac of regulations currently proposed by the FCA, see "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Risk-based capital."

      Certain enforcement powers are given to the FCA depending upon Farmer Mac's compliance with the capital standards. See "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Enforcement levels." As of December 31, 1999 and 1998, Farmer Mac was classified as within "level I" (the highest compliance level). The following table sets forth Farmer Mac's minimum capital requirement as of December 31, 1999 and 1998 based on the fully phased-in requirements. Farmer Mac's actual minimum capital requirement at December 31, 1998 based on the then-current requirements was $50.2 million.

                                                December 31, 1999               December 31, 1998
                                          ----------------------------    ------------------------------
                                                              Capital                           Capital
                                           Amount    Ratio   Required      Amount     Ratio    Required
                                          --------- -------- ---------    ---------  --------  ---------
                                                              (dollars in thousands)

 On-balance sheet assets                 $2,590,410   2.75%   $71,236    $1,935,971    2.75%    $53,239
 Outstanding balance of Guaranteed                                -                                 -
  Mortgage Securities held by others      1,105,476   0.75%     8,291       597,576    0.75%      4,482
 Other off-balance sheet obligations          8,657   0.75%        65         3,601    0.75%         27
                                                              --------                         ---------
 Minimum capital level                                         79,592                            57,748
 Actual core capital                                           88,801                            80,665
                                                              --------                         ---------
 Capital surplus                                              $ 9,209                          $ 22,917
                                                              --------                         ---------


      Farmer Mac's current surplus capital at December 31, 1999 would support additional growth in amounts ranging from $330 million of on-balance sheet assets to $1.2 billion of off-balance sheet guarantees based on existing minimum capital requirements. Furthermore, Farmer Mac has an even greater ability to replace on-balance sheet non-program assets with on-balance sheet program assets and off-balance sheet guarantees and, ultimately, to sell on-balance sheet program assets in order to support increases in off-balance sheet program activities. Accordingly, in the opinion of management, Farmer Mac has sufficient capital, and liquidity, for the next twelve months.

Other Matters

      Year 2000. Concerns regarding the year 2000 date change related to the possibility that some computer systems would be unable to process date-sensitive information due to the use of two digits (rather than four) to define the applicable year. Specifically, the concern was that these computer programs would recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. To manage the risks related to the year 2000 date change, Farmer Mac adopted a Year 2000 Compliance Plan consisting of four phases: system inventory, system remediation, testing and contingency planning. The plan encompassed Farmer Mac's internal systems, which are "PC software-based," as well as an assessment of vendors involved in critical business processes. Costs to complete its year 2000 readiness efforts totaled approximately $150 thousand. No significant disruptions to critical business processes have been experienced as a result of the year 2000 issue.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including off-balance sheet derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest rate risk management" for further information regarding Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of off-balance sheet derivative financial instruments, including Farmer Mac's accounting policies for such instruments, see Notes 2(k) and 10 to the Financial Statements.

Item 8. Financial Statements

Report of Independent Public Accountants

The Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiaries ("Farmer Mac") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmer Mac as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Vienna, VA
January 19, 2000

The Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of the Federal Agricultural Mortgage Corporation and subsidiaries ("Farmer Mac") for the year ended December 31, 1997. These consolidated financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Farmer Mac for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG LLP

Washington, D.C.
January 23, 1998

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                -------------------------
                                                                    1999        1998
                                                                ------------  -----------
                                                                       (in thousands)
 Assets:
  Cash and cash equivalents                                      $ 336,282     $ 540,626
  Investment securities                                            847,220       643,562
  Farmer Mac guaranteed securities                               1,306,223       552,205
  Loans                                                             38,509       168,064
  Interest receivable                                               42,900        24,526
  Guarantee fees receivable                                          4,358         2,135
  Prepaid expenses and other assets                                 14,918         4,853
                                                                ------------  -----------
    Total Assets                                                $2,590,410    $1,935,971
                                                                ------------  -----------
 Liabilities and Stockholders' Equity:
 Liabilities:
  Notes payable:
   Due within one year                                          $1,722,061    $1,473,688
   Due after one year                                              750,337       366,122
                                                                ------------  -----------
    Total notes payable                                          2,472,398     1,839,810

  Accrued interest payable                                          18,549         9,113
  Accounts payable and accrued expenses                              5,736         2,875
  Reserve for losses                                                 6,584         3,259
                                                                ------------  -----------
    Total Liabilities                                            2,503,267     1,855,057

 Stockholders' Equity:
  Common stock:
   Class A Voting, $1 par value, no maximum authorization,
    1,030,780 and 1,024,680 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                         1,031         1,025
   Class B Voting, $1 par value, no maximum authorization,
    500,301 and 500,301 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                           500           500
   Class C Non-Voting, $1 par value, no maximum authorization,
    9,370,961 and 9,276,351 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                         9,371         9,276
  Additional paid-in capital                                        71,097        69,984
  Accumulated other comprehensive (deficit)/income                  (1,657)          249
  Retained earnings/(deficit)                                        6,801          (120)
                                                                ------------  -----------
    Total Stockholders' Equity                                      87,143        80,914
                                                                ------------  -----------
   Total Liabilities and Stockholders' Equity                   $2,590,410    $1,935,971
                                                                ------------  -----------

 See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For Year Ended December 31,
                                           ------------------------------
                                             1999       1998       1997
                                           --------  ---------   --------
                                     (in thousands, except per share amounts)
 Interest income:
  Investments and cash equivalents        $ 70,554   $ 63,221    $ 47,371
  Farmer Mac guaranteed securities          63,054     32,922      30,541
  Loans                                      6,769      7,418       2,241
                                           --------  ---------   ---------
   Total interest income                   140,377    103,561      80,153

 Interest expense                          125,419     92,992      72,992
                                           --------  ---------   ---------
 Net interest income                        14,958     10,569       7,161

 Other income:
  Guarantee fees                             7,396      3,727       2,575
  Gain on sale of AMBS                         -        1,400       2,362
  Miscellaneous                                220        142         253
                                           --------  ---------   ---------
   Total other income                        7,616      5,269       5,190
                                           --------  ---------   ---------
   Total revenues                           22,574     15,838      12,351

 Expenses:
  Compensation and employee benefits         4,577      3,872       3,422
  Regulatory fees                              502        602         212
  General and administrative                 3,232      3,235       3,216
                                           --------  ---------   ---------
   Total operating expenses                  8,311      7,709       6,850

  Provision for losses                       3,672      1,614         990
                                           --------  ---------   ---------
   Total expenses                           11,983      9,323       7,840
                                           --------  ---------   ---------
 Income before income taxes                 10,591      6,515       4,511

 Income tax expense/(benefit)                3,670        772        (115)
                                           --------  ---------   ---------
 Net income                                $ 6,921    $ 5,743     $ 4,626
                                           --------  ---------   ---------
 Earnings per share:
  Basic net earnings                        $ 0.64     $ 0.53      $ 0.48
  Diluted net earnings                      $ 0.62     $ 0.52      $ 0.46

 See accompanying notes to consolidated financial statements.



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                                         Loan          Comprehensive    Retained
                                                Additional Paid-    Receivable for      (Deficit)/      Earnings/
                                  Common Stock     in Capital       Stock Purchase        Income        (Deficit)     Total
                                  ------------ -----------------    --------------     --------------  ----------   ----------
                                                                          (in thousands)
 Balance, December 31, 1996          $ 9,560          $ 47,195         $ (557)            $ 329        $ (9,322)     $ 47,205
  Issuance of Common Stock
   Class A                                10               166                                                            176
   Class C                             1,257            21,767                                                         23,024
  Repurchase of Class B
   common stock                          (93)             (136)                                          (1,167)       (1,396)
  Repayment of note
   receivable                                                             557                                             557
  Change in unrealized gain
   on securities available-for-sale                                                         869                           869
  Net income                                                                                               4,626        4,626
                                                                                                                      ----------
  Comprehensive income                                                                                                  5,495
                                   -----------     -------------    --------------     --------------  ----------     ----------
 Balance, December 31, 1997           10,734            68,992             -              1,198          (5,863)       75,061

  Issuance of Common Stock
   Class A                                25               444                                                            469
   Class C                                42               548                                                            590
  Change in unrealized gain
   on securities available-for-sale,
    net of taxes of $279 thousand                                                           (949)                         (949)
  Net income                                                                                                5,743        5,743
                                                                                                                      ----------
  Comprehensive income                                                                                                   4,794
                                   -----------     --------------   --------------     --------------  -----------    ----------
 Balance, December 31, 1998           10,801            69,984            -                 249             (120)       80,914

  Issuance of Common Stock
   Class A                                 6                96                                                             102
   Class C                                95             1,017                                                           1,112
  Change in unrealized gain                                                                                                -
   on securities available-for-sale,                                                                                       -
    net of taxes of $982 thousand                                                         (1,906)                       (1,906)
  Net income                                                                                                6,921        6,921
                                                                                                                      ----------
  Comprehensive income                                                                                                   5,015
                                   -----------     --------------   --------------     --------------  ------------   ----------
 Balance, December 31, 1999         $ 10,902          $ 71,097          $ -            $ (1,657)          $ 6,801     $ 87,143
                                   -----------     --------------   --------------     --------------  ------------   ----------

 See accompanying notes to consolidated financial statements.



                            FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,
                                                            ---------------------------------------
                                                                 1999         1998         1997
                                                            -------------  ------------  ----------
                                                                         (in thousands)
 Cash flows from operating activities:
  Net income                                                    $ 6,921       $ 5,743      $ 4,626
  Adjustments to reconcile net income to cash provided by
   operating activities:
   Amortization of investment premiums and discounts              3,857         3,701        3,102
   Increase in interest receivable                              (18,374)       (4,558)      (5,147)
   Increase in guarantee fees receivable                         (2,223)         (661)        (729)
   Increase in prepaid expenses and other assets                 (8,867)       (1,771)      (2,370)
   Amortization of debt premiums, discounts and issuance costs   88,337        68,140       46,720
   Increase (decrease) in accrued interest payable                9,436          (670)       2,552
   Increase in accounts payable and accrued expenses              2,861            60        1,094
   Provision for losses                                           3,325         1,614          990
                                                            -------------  ------------  ----------
   Net cash provided by operating activities                     85,273        71,598       50,838

 Cash flows from investing activities:
  Purchases of available-for-sale investments                   (15,029)     (377,586)    (427,269)
  Purchases of investment securities                           (494,712)      (12,315)    (211,228)
  Purchases of Farmer Mac guaranteed securities                (979,967)     (169,710)     (80,641)
  Purchases of loans                                           (395,845)     (340,820)    (229,628)
  Proceeds from repayment of available-for-sale investments      68,251       329,282       47,407
  Proceeds from repayment of investment securities              235,984        72,502       21,001
  Proceeds from repayment of Farmer Mac guaranteed securities   739,830       132,972       54,508
  Proceeds from repayment of loans                                6,080         2,612          -
  Proceeds from sale of loans                                       -         140,807       195,450
                                                            -------------  ------------  -----------
   Net cash used by investing activities                       (835,408)     (222,256)     (630,400)

 Cash flows from financing activities:
  Proceeds from issuance of discount notes                   74,159,998     42,476,008   21,290,333
  Proceeds from issuance of medium-term notes                   450,454        180,000      155,000
  Payments to redeem discount notes                         (74,004,635)   (41,928,370) (20,749,007)
  Payments to redeem medium-term notes                          (61,240)      (215,030)     (30,420)
  Proceeds from common stock issuance                             1,214          1,059       23,757
  Purchase and retirement of stock                                   -            -          (1,396)
                                                            -------------  ------------  -----------
   Net cash provided by financing activities                     545,791       513,667      688,267
                                                            -------------  ------------  -----------
  Net (decrease) increase in cash and cash equivalents          (204,344)      363,009      108,705

  Cash and cash equivalents at beginning of period               540,626       177,617       68,912
                                                            -------------  ------------  -----------
  Cash and cash equivalents at end of period                   $ 336,282     $ 540,626    $ 177,617
                                                            -------------  ------------  -----------

See accompanying notes to consolidated financial statements.




                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") is a federally chartered instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans ("Qualified Loans"). Farmer Mac was created with the enactment of the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act") to provide for the existence of an agricultural secondary mortgage market. Farmer Mac provides liquidity to the agricultural mortgage market by: (i) purchasing newly originated Qualified Loans directly from lenders on a continuing basis through its "cash window;" (ii) exchanging securities issued and guaranteed by Farmer Mac for Qualified Loans that back those securities (the "swap" program); (iii) issuing long-term standby purchase commitments for newly originated and existing (seasoned) Qualified Loans; (iv) purchasing portfolios of existing loans on a negotiated basis; and (v) purchasing mortgage-backed bonds secured by Qualified Loans through its "AgVantage" program.

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

During 1999, Farmer Mac purchased loans through its Farmer Mac I cash window program from 93 Sellers operating throughout the United States. During the year, the top 10 Sellers generated 74 percent of the Farmer Mac I cash window loan volume, including loans sold by Zions First National Bank ("Zions"), Farmer Mac's largest Class A and Class C stockholder, and Zions' "proprietary" products sold to Farmer Mac by other Sellers, which together represented 35 percent of Farmer Mac's total cash window volume for the year. Zions-related loans represented 10 percent of the total Farmer Mac I loans purchased or guaranteed during 1999.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Farmer Mac conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the reserve for losses) at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following represents the significant accounting policies that Farmer Mac follows in preparing and presenting its financial statements:

(a)   Principles of Consolidation

Prior to 1999, Farmer Mac maintained two wholly-owned subsidiaries. During 1999, these subsidiaries and their principal activities, which were to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, were merged into one subsidiary. The consolidated financial statements include the accounts of Farmer Mac and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows using the indirect method of presentation. The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 1999, 1998 and 1997.

                                                                            1999         1998           1997
                                                                      ------------   -------------  -------------
                                                                                     (in thousands)
 Cash paid during the year for:
   Interest                                                              $ 29,810      $ 29,674       $ 20,083
   Income taxes                                                             4,987         1,471             34
 Non-cash activity:
   Real estate owned acquired through foreclosure                           2,102            -              -
   Loans securitized and retained as Farmer Mac guaranteed securities     517,801        75,567             -
   Loans acquired in exchange for AMBS                                    176,788        84,322          1,050


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

Farmer Mac receives yield maintenance payments when Qualified Loans underlying certain Farmer Mac Guaranteed Securities issued in the Farmer Mac I Program ("Farmer Mac I Securities") prepay. These payments are designed to minimize Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the Qualified Loans not prepaid. Income from yield maintenance payments is recognized when the Qualified Loans prepay and is classified as interest income in the Consolidated Statements of Operations.

(d)   Loans

Farmer Mac classifies loans as held for investment and reports them at amortized cost when it has the intent to hold them for the foreseeable future. Loans that Farmer Mac does not intend to hold to maturity are classified as held for sale and are reported at the lower of cost or market as determined by outstanding sale commitments or current market prices. Of the loans held by Farmer Mac at December 31, 1999, $21.4 million were held for sale and $17.1 million were held for investment. All the loans held for sale at December 31, 1999 were subject to sale commitments. Loans held by Farmer Mac at December 31, 1998 were classified as held for sale.

(e)   Issuance of Farmer Mac Guaranteed Securities

Farmer Mac issues guaranteed securities backed by loans acquired through the Farmer Mac I and II Programs. The issuance of Farmer Mac Guaranteed Securities generates guarantee fees for the Corporation as compensation for assuming the credit risk on the underlying loans. These fees are recognized as earned over the lives of the underlying loans. Farmer Mac recognizes the portion of guarantee fees generated by Farmer Mac Guaranteed Securities held in its portfolio as guarantee fee income rather than interest income in its Consolidated Statements of Operations. Approximately $2.6 million, $1.1 million and $1.1 million of guarantee fees in 1999, 1998 and 1997, respectively, relate to Farmer Mac Guaranteed Securities held in portfolio. Periodically, Farmer Mac I Securities are sold to capital market investors. When sold, a gain is recognized to the extent sale proceeds, net of issuance costs and hedging gains and losses, exceed the cost basis in the underlying loans.

(f)   Non-Performing Loans

Non-performing (or "impaired") loans are loans for which it is probable that Farmer Mac will not receive all amounts contractually due and include all loans 90 days or more past due unless the loan is in the process of collection. When a loan held by Farmer Mac is determined to be impaired, interest due on the loan is not recognized as interest income until the payment is received from the borrower. When a loan collateralizing a guaranteed security is placed on non-accrual, the interest income due to the security holder is accrued as part of the provision for losses. Interest previously accrued on loans held by Farmer Mac or interest advanced to security holders is reversed or expensed when deemed uncollectible.

(g)   Notes and Bonds Payable

Notes and bonds payable are classified as due within one year or due after one year based on their contractual maturities. Debt issuance costs, including gains and losses related to hedging activity, are deferred and amortized to interest expense using the effective interest method over the estimated life of the related debt.

(h)   Reserve for Losses

Management maintains the reserve at levels it deems adequate to absorb losses incurred on outstanding Farmer Mac I Securities issued after the passage in 1996 of changes to Farmer Mac's statutory authorities (the "1996 Act"). No reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act or securities issued under the Farmer Mac II Program ("Farmer Mac II Securities"). Farmer Mac I Securities issued prior to the 1996 Act are supported by unguaranteed subordinated interests, which are expected to exceed the estimated credit losses on those securities. Loans collateralizing Farmer Mac II Securities are guaranteed by the Secretary of Agriculture. The reserve covers principal losses, as well as interest due to AMBS investors related to loans that are 90 days or more delinquent (unless the loan is well collateralized and in the process of collection). The reserve is increased through periodic provisions charged to expense and reduced by charge-offs, net of recoveries. In estimating losses incurred on outstanding Farmer Mac I Securities, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the guaranteed securities and loans, delinquency trends, and historical charge-off and recovery activity.

(i)   Earnings Per Share

The following schedule reconciles basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997. Basic earnings per share is based on the weighted average shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all potentially dilutive common stock.

                                  1999                            1998                             1997
                      ------------------------------- ------------------------------ ---------------------------------
                               Dilutive                         Dilutive                         Dilutive
                      Basic     stock     Diluted      Basic      stock     Diluted    Basic      stock      Diluted
                      EPS      options      EPS         EPS      options      EPS       EPS      options       EPS
                      ------------------------------- ------------------------------ ---------------------------------
                                                    (in thousands, except per share amounts)
 Net income           $ 6,921     $ -     $ 6,921      $ 5,743      $ -      $ 5,743    $ 4,626     $ -      $ 4,626
 Weighted average      10,839     397      11,236       10,774      390       11,164      9,649     354       10,003
   shares
 Earnings per share    $ 0.64              $ 0.62       $ 0.53                $ 0.52     $ 0.48               $ 0.46


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

Hedge instruments, currently consisting solely of forward sale contracts involving GSE debt securities and futures contracts involving U.S. Treasury securities, are used by Farmer Mac to manage interest-rate risk exposure related to the purchase of loans and anticipated issuance of debt. Farmer Mac monitors the correlation of the change in value of the hedge instrument and the change in value of the hedged item to determine the effectiveness of the hedge instrument. Gains and losses on hedges that have been terminated or have matured are deferred as an adjustment to the loans' cost basis if the hedges were effective. Gains and losses on ineffective hedges, whether or not they have been terminated or have matured, are recognized directly to income.

(l)   Comprehensive Income

Comprehensive income, which is presented in the Consolidated Statements of Changes in Stockholders' Equity, represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income and unrealized gain/(loss) on securities available-for-sale.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No.133 must be applied to (a) free-standing derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998. Farmer Mac has not yet quantified the impact of adopting SFAS No. 133 on its financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

(n)   Reclassifications

Certain reclassifications of prior year information were made to conform with the 1999 presentation.

3. INVESTMENTS

The amortized cost and estimated fair values of investments at December 31, 1999 and 1998 were as follows. Fair value was estimated based on quoted market prices.

                                                    1999                                                   1998
                            --------------------------------------------------   ---------------------------------------------------
                             Amortized   Unrealized    Unrealized                 Amortized     Unrealized   Unrealized
                               Cost         Gain          Loss      Fair Value      Cost           Gain         Loss      Fair Value
                            -----------  -----------  ------------ -----------  ------------ ------------- ------------  -----------
                                                                            (in thousands)
 Held-to-maturity:
   Mortgage-backed
    securities              $ 79,576      $ 1,919        $ -        $ 81,495       $ 130,874      $ 1,631       $ -       $ 132,505
                            -----------  -----------  ------------ -----------  ------------ ------------- ------------   ----------
   Total held-to-maturity     79,576        1,919          -          81,495         130,874        1,631         -         132,505

 Available-for-sale:
   Asset-backed
    securities               103,293          -           (214)      103,079          82,487           82         -          82,569
   Commercial paper             -             -             -           -              9,879            -         -           9,879
   Corporate debt
    securities               179,870          -           (263)      179,607         148,897           45         -         148,942
   Certificates of deposit    10,000          -             (2)        9,998          22,996            -       (194)        22,802
   Mortgage-backed
    securities               474,739          -         (1,890)      472,849         244,017          444         -         244,461
                           ------------  -----------   ----------- -----------  ------------ ------------- -------------  ----------
   Total available-for-sale  767,902          -         (2,369)      765,533         508,276          571       (194)       508,653

 Cash investment in
   guaranteed investment
   contract                    2,111           -           (60)        2,051           4,035            8         -           4,043
                           ------------- ------------  ----------- -----------  ------------ ------------- -------------  ----------
    Total                  $ 849,589      $ 1,919      $ (2,429)   $ 849,079       $ 643,185      $ 2,210     $ (194)     $ 645,201
                           ------------- ------------  ----------- -----------  ------------ ------------- -------------  ----------



The amortized cost, estimated fair value and yield of investments by remaining contractual maturity at December 31, 1999 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ because of prepayments of the underlying assets or mortgages.

                                 Held-to-Maturity                 Available-for-Sale                    Total
                         -------------------------------   --------------------------------  -------------------------------
                          Amortized                         Amortized                         Amortized
                          Cost      Fair Value   Yield        Cost      Fair Value   Yield       Cost    Fair Value  Yield
                         --------- ------------ --------   ----------- ------------ -------  ----------- ----------- --------
                                                                  (dollars in thousands)
 Due within one year      $ -         $ -           -       $ 26,000    $ 25,998     6.29%     $ 26,000    $ 25,998    6.29%
 Due after one year
   through five years       -           -           -        228,715     228,551     6.28%      228,715     228,551    6.28%
 Due after five years
   through ten years        -           -           -         13,955      13,996     6.29%       13,955      13,996    6.29%
 Due after ten years      79,576     81,495      6.39%       499,232     496,988     6.30%      578,808     578,483    6.31%
                         ---------  ----------- --------   ----------  ------------ -------  ----------- ----------- --------
   Total (1)            $ 79,576    $81,495      6.39%     $ 767,902   $ 765,533     6.29%    $ 847,478   $ 847,028    6.30%
                         ---------  ----------- --------   ----------  ------------ -------  ----------- ----------- --------
(1)  Total excludes cash investment in guaranteed investment contract which matures within 1 year.



4. FARMER MAC GUARANTEED SECURITIES

As of December 31, 1999 and 1998, Farmer Mac Guaranteed Securities included the following:

                                              As of December 31,
                --------------------------------------------------------------------------
                                 1999                                1998
                -----------------------------------    -----------------------------------
                              Premiums,                             Premiums,
                              Discounts                             Discounts
                              and Other                             and Other
                  Principal   Deferred   Amortized      Principal   Deferred   Amortized
                   Balance      Costs       Cost         Balance     Costs        Cost
                ----------- ----------- -----------    ------------ ---------- -----------
                                              (in thousands)
 Farmer Mac I
   AMBS          $ 768,626      $ 458    $ 769,084       $ 75,554     $ 948     $ 76,502
   Other           178,768      1,885      180,653        163,735     5,167      168,902
 Farmer Mac II     356,629        -        356,629        306,801       -        306,801
                ----------- ----------- -----------    ------------ ---------- -----------
   Total        $1,304,023    $ 2,343   $1,306,366      $ 546,090   $ 6,115    $ 552,205
                ----------- ----------- -----------    ------------ ---------- -----------


The following table sets forth the amortized costs, unrealized gains and losses and estimated fair values of the Farmer Mac Guaranteed Securities at December 31, 1999 and 1998. The method used to estimate fair value is described in Note 11.

                                                       As of December 31,
                     ---------------------------------------------------------------------------------
                                        1999                                     1998
                     ------------------------------------------  -------------------------------------
                      Held-to-        Available-                   Held-to-     Available
                      Maturity         for-Sale       Total        Maturity      for-Sale      Total
                     ------------  --------------- ------------  ------------  ------------ ----------
                                                       (in thousands)
 Amortized cost        $ 537,282     $ 769,084     $1,306,366     $ 475,703      $ 76,502    $ 552,205
 Unrealized gain           9,130          -             9,130         9,810           -          9,810
 Unrealized loss            -             (143)          (143)         (344)          -           (344)
                     ------------  --------------  ------------  ------------  ------------ ----------
 Fair value            $ 546,412     $ 768,941     $1,315,353     $ 485,169      $ 76,502    $ 561,671
                     ------------  --------------  ------------  ------------  ------------ ----------


Of the total Farmer Mac Guaranteed Securities held by Farmer Mac at December 31, 1999, $943.6 million are fixed rate or reprice after one year. There were no sales of Farmer Mac Guaranteed Securities from its portfolio during the years ended December 31, 1999 and 1998.

5. NOTES AND BONDS PAYABLE

Farmer Mac borrowings are comprised of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of less than one year, whereas medium-term notes have maturities of one to 15 years. The following table sets forth information related to Farmer Mac's borrowings for 1999 and 1998.

                                              1999                                                     1998
                    ----------------------------------------------------------- ---------------------------------------------------
                                                              Maximum                                                   Maximum
                        Outstanding   Average Outstanding  Outstanding at      Outstanding at    Average Outstanding  Outstanding at
                        December 31,        During Year         Any              December 31,       During Year           Any
                    -------------------------------------                   -----------------------------------------
                      Amount     Cost     Amount    Cost     Month End         Amount     Cost     Amount     Cost       Month End
                    ----------- ------- ---------- ------- ---------------   ----------- ------- ---------- ---------  -------------
                                                                     (dollars in thousands)
 Due within one
   year:
   Discount notes   $1,675,861   5.56%  $1,725,647  5.10%    $1,991,202      $1,432,448   4.95%  $1,253,357   5.43%     $1,433,197
   Current portion
    of medium-
    term notes          46,200   7.50%                                           41,240   7.28%
                    ----------- -------                                      ----------- -------
                     1,722,061   5.61%                                        1,473,688   5.02%

 Due after one
   year:
   Medium-term
    notes due in:
    2000                 N/A       N/A                                           46,200   7.50%
    2001               138,051   6.10%                                          109,125   6.12%
    2002                35,805   6.12%                                            5,840   7.33%
    2003                73,439   5.71%                                           73,537   5.72%
    2004                46,426   6.66%                                            6,860   7.47%
    2005                18,840   7.35%                                           18,840   7.35%
    Thereafter         437,776   6.63%                                          105,720   6.29%
                    ----------- -------                                      ----------- -------
                       750,337   6.44%                                          366,122   6.37%
                    ----------- -------                                      ----------- -------
    Total           $2,472,398   5.86%                                       $1,839,810   5.28%
                    ----------- -------                                      ----------- -------


A portion of Farmer Mac's long-term debt is callable. Callable debt gives Farmer Mac the option to redeem the debt in whole or in part at a specified call date or at any time on or after a specified call date. The following table summarizes the maturities, balances and cost as of December 31, 1999 for callable debt by call period.

                        Callable Debt at
                       December 31, 1999
               ----------------------------------
                 Maturity     Amount     Cost
               ----------- ----------  ----------
                    (dollars in thousands)
 Callable in:
   2000         2001-2009   $ 83,079     6.96%
   2001           2003         8,187     7.81%
   2002         2007-2008     12,059     7.44%
   2003           2006        10,000     7.41%
                           ----------- ----------
                            $113,325     7.11%
                           ----------- ----------


The  following  schedule   summarizes  the  earliest  repricing  date  of  total
borrowings outstanding at December 31, 1999, including callable and non-callable debt, assuming callable debt is redeemed at the initial call date.

                         Earliest Repricing Date of
                          Borrowings Outstanding
                        ----------------------------
                             Amount         Cost
                        --------------   -----------
                            (dollars in thousands)
 Debt repricing in:
  2000                    $ 1,805,140       5.67%
  2001                        117,252       6.14%
  2002                         47,864       6.45%
  2003                         60,251       5.68%
  2004                         34,426       6.73%
  2005                         18,840       7.35%
  Thereafter                  388,625       6.47%
                        --------------   -----------
      Total               $ 2,472,398       5.86%
                        --------------   -----------


During 1999 and 1998, Farmer Mac called $20.0 million and $175.7 million of callable debt.

Authority to Borrow from the Treasury of the United States

Farmer Mac's statutory charter authorizes Farmer Mac to borrow, under certain conditions, up to $1.5 billion from the Secretary of the Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the Secretary of the Treasury based on the then current cost of funds to the United States. The debt is required to be repaid within a reasonable time. As of December 31, 1999 and 1998, Farmer Mac had no such debt outstanding.

6. RESERVE FOR LOSSES

Farmer Mac maintains a reserve to cover losses incurred on loans underlying Farmer Mac I Securities ("AMBS") and LTSPCs issued since enactment of the 1996 Act. No loss reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act or for Farmer Mac II Securities (see Note 2(h) and Note 10 for further information regarding Farmer Mac Guaranteed Securities). The reserve covers principal losses, as well as interest due to AMBS investors related to loans that are 90 days or more delinquent (unless the loan is adequately collateralized and in the process of collection).

The following is a summary of the changes in the reserve for losses for the years ended December 31, 1999, 1998 and 1997:

                                     1999          1998         1997
                                 ------------ ------------- ------------
                                             (in thousands)
 Balance, beginning of year        $ 3,259       $ 1,645       $ 655
 Provision for losses                3,672         1,614         990
 Charge-offs                          (347)          -            -
                                 ------------ ------------- ------------
 Balance, end of year              $ 6,584       $ 3,259     $ 1,645
                                 ------------ ------------- ------------


A portion of the reserve is specifically allocated to impaired loans when the fair value of the collateral, less the estimated selling cost, is less than the cost basis in the loan. The balance of impaired loans and the related reserve amount at December 31, 1999 and 1998 are summarized in the following table:

                                               1999                                   1998
                            --------------------------------------  ----------------------------------
                              Balance      Reserve    Net Balance     Balance   Reserve   Net Balance
                            ------------ ----------- ------------   ---------- --------- -------------
                                                            (in thousands)
 Impaired loans with:
   Specific reserve           $ 1,048       $ (49)       $ 999           $ -       $ -          $ -
   No specific reserve         16,582           -       16,582         5,515         -        5,515
                            ------------ ----------- ------------   ---------- --------- -------------
    Total                    $ 17,630       $ (49)    $ 17,581       $ 5,515       $ -      $ 5,515
                            ------------ ----------- ------------   ---------- --------- -------------


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

Dividends have not been paid to any common stockholders nor does Farmer Mac expect to pay dividends in the near future. Prior to August 1999, the ratio of any dividends paid and liquidation proceeds distributed on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock was three-to-one. Effective August 2, 1999, the three-to-one dividend and liquidation preferences were eliminated in conjunction with the three-to-one Class C stock split. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Stock Option Plan

In 1992 and 1996, Farmer Mac adopted stock option plans for officers to acquire shares of Class C Non-Voting Common Stock. Under the 1992 plan, stock options granted are exercisable immediately, and, if not exercised, will expire ten years from the date of grant. The exercise price of options granted under the 1992 plan, which were granted in 1992 and 1993, is $2.19 per share. The maximum number of options that could be issued under the 1992 plan was 345,000, 315,000 of which were issued, net of cancellations. Under the 1996 plan, stock options awarded under the plan vested in thirds over a three-year period with the last installment having vested in June 1998; if not exercised, any options granted under the 1996 plan will expire ten years from the date of grant. The exercise price of options granted under the 1996 plan, which were issued in 1996, is $2.625. The maximum number of options that could be issued under the 1996 plan was 338,490, all of which were issued. In 1997, Farmer Mac adopted a new stock option plan for all employees and directors, the terms of which are generally the same as for the 1996 plan. Of the 3,750,000 shares authorized to be issued under the 1997 plan, 784,585 have been issued, net of cancellations, with exercise prices ranging from $13.625 to $23.0625 per share for options granted in 1999. At December 31, 1999, 764,685 options were outstanding under the 1997 plan. For all stock options granted under all three of the Corporation's plans, the exercise price was equal to the fair market value of the Class C Stock on, or immediately preceding, the grant date.

The following table summarizes stock option activity for 1999 and 1998:

                                              1999                         1998
                                    -------------------------   ------------------------
                                                  Weighted-                   Weighted-
                                                   Average                     Average
                                                  Exercise                    Exercise
                                      Shares        Price          Shares      Price
                                    ----------  -------------   -----------  -----------
 Outstanding, beginning of year     1,058,547     $ 7.99          832,824      $ 4.52
 Granted                              375,857      21.73          247,623       19.46
 Excercised                           (59,597)      4.51          (18,999)       4.22
 Canceled                             (19,832)     16.37           (2,901)      13.82
                                    ----------  -------------   -----------  -----------
 Outstanding, end of year           1,354,975    $ 11.81        1,058,547      $ 7.99
                                    ----------  -------------   -----------  -----------

 Options excercisable at year end   1,029,167                     837,840
                                    ----------                  -----------


The following table summarizes information regarding options outstanding at December 31, 1999:

                   Options Outstanding        Options Excercisable
                ---------------------------  -----------------------
                                 Weighted-
                                  Average
                                 Remaining
      Exercise     Number of    Contractual      Number of
       Price        Shares         Life           Shares
   ------------- ------------ --------------  --------------
      $ 2.19        271,800     3.0 years          271,800
        2.63        318,490     6.5 years          318,490
       11.83        151,484     7.5 years          151,484
       12.67         11,298     8.7 years            7,532
       12.92          5,550     7.6 years            5,550
       13.63            600     9.1 years                -
       13.92            600     9.2 years                -
       16.29            498     9.2 years              498
       17.67          1,200     8.3 years            1,200
       18.25          6,000     7.8 years            6,000
       19.38         33,250     9.7 years           11,083
       19.67          1,500     8.2 years            1,500
       19.75          2,500     9.9 years                -
       20.00        214,685     6.4 years          142,790
       20.81         11,700     9.6 years            3,900
       22.08        322,020     8.0 years          107,340
       22.94          1,500     9.6 years                -
       23.06            300     9.5 years                -
                 ------------                 --------------
                  1,354,975     6.4 years        1,029,167
                 ------------                 --------------


Farmer Mac uses the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recognized in 1999, 1998 and 1997 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated in the following table:

                                     1999                     1998                      1997
                         ------------------------ -------------------------  ------------------------
                          As Reported   Proforma    As Reported   Proforma    As Reported   Proforma
                         ------------- ---------- -------------- ----------- ------------- ----------
                                              (in thousands, except per share amounts)
 Net income                 $ 6,921    $ 4,132       $ 5,743      $ 3,263       $ 4,626      $ 4,103

 Earnings per share:
  Basic net earnings         $ 0.64     $ 0.38        $ 0.53       $ 0.30        $ 0.48       $ 0.43
  Diluted net earnings       $ 0.62     $ 0.37        $ 0.52       $ 0.29        $ 0.46       $ 0.41


The weighted-average fair values of options granted in 1999, 1998 and 1997 were $11.24, $15.18 and $6.40, respectively. The fair values were estimated using the Black Scholes option pricing model based on the following assumptions:

                                     1999        1998          1997
                                 -----------  ----------   -----------
 Risk-free interest rate              5.7%        5.5%          6.3%
 Expected years until exercise     5 years     5 years       5 years
 Expected stock volatility           48.1%       66.2%         51.4%
 Dividend yield                       0.0%        0.0%          0.0%


Restricted Stock

In addition to stock options, the Corporation may issue restricted stock to employees. Restricted stock entitles participants to all the rights of a stockholder, except that the shares awarded are subject to forfeiture and/or may not be disposed of by the participant during the restriction period. The vesting or restriction period is usually one to two years. The value of restricted stock granted to employees is amortized over the vesting period. During 1999 and 1998, 32,924 and 20,145 shares of restricted stock were granted, resulting in compensation expense of $618 thousand and $403 thousand being recognized during the respective years.

8. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                   1999         1998        1997
                               ----------  -----------  ----------
                                          (in thousands)
 Current                        $ 4,860      $ 1,716       $ 136
 Deferred                        (1,190)         547       1,463
                               ----------  -----------  ----------
                                  3,670        2,263       1,599
 Change in net deferred tax
   asset valuation allowance        -         (1,491)     (1,714)
                               ----------  -----------  ----------
 Net federal income tax
   expense (benefit)            $ 3,670        $ 772      $ (115)
                               ----------  -----------  ----------


A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                     1999        1998        1997
                                 ----------- ----------- ------------
                                        (dollars in thousands)
 Tax expense at statutory rate    $ 3,601     $ 2,215      $ 1,534
 Change in net deferred tax
   asset valuation allowance          -        (1,491)      (1,714)
 Other                                 69          48           65
                                 ----------- ----------- ------------
 Income tax expense/(benefit)     $ 3,670       $ 772       $ (115)
                                 ----------- ----------- ------------
 Statutory tax rate                  34.0%       34.0%        34.0%
 Effective tax rate                  34.7%       11.8%        (2.5%)


Components of the deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                                                              1999        1998
                                                          ----------- -----------
                                                               (in thousands)
 Deferred tax asset:
   Reserve for losses on guaranteed securities               $ 2,239    $ 1,108
   Unrealized loss on available-for-sale securities              855         -
   Other                                                         145        198
                                                          ----------- -----------
    Total deferred tax asset                                   3,239      1,306

 Deferred tax liability:
   Unrealized gain on available-for-sale securities              -          128
   Other                                                         -          112
                                                          ----------- -----------
    Total deferred tax liability                                 -          240
                                                          ----------- -----------
Net deferred tax asset                                       $ 3,239    $ 1,066
                                                          ----------- -----------


A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. No valuation allowance was considered necessary at December 31, 1999 and 1998.

9. EMPLOYEE BENEFITS

On December 28, 1989, Farmer Mac adopted a defined contribution plan for all of its employees. Farmer Mac contributes 13.2% of the lesser of an individual's gross salary or $160,000, plus 5.7% of the difference between (i) the lesser of the gross salary or $160,000 and (ii) the Social Security Taxable Wage Base. Employees are fully vested in contributions made to the plan after they have been employed by Farmer Mac for two years. Pension expense for the years ended December 31, 1999, 1998 and 1997 was $358 thousand, $338 thousand and $251 thousand, respectively.

10. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES

Off-Balance Sheet Financial Instruments

Farmer Mac is a party to transactions involving financial instruments with off-balance sheet risk. These financial instruments include Farmer Mac guarantees, commitments to purchase and sell loans, interest-rate contracts and hedge instruments. Farmer Mac uses these financial instruments in the normal course of business to fulfill its statutory purpose of increasing liquidity for agricultural and rural residential mortgage lenders.

Farmer Mac Guarantees. As of December 31, 1999 and 1998, the balance of outstanding guarantees, excluding Farmer Mac Guaranteed Securities held in the Corporation's portfolio, was as follows:

                                           1999            1998
                                      -------------   --------------
                                             (in thousands)
 Farmer Mac I:
   Post-1996 Act guarantees:
    AMBS                                 $ 497,896       $ 545,614
    LTSPC                                  575,097             -
                                      -------------   --------------
     Total Post-1996 Act guarantees      1,072,993         545,614
   Pre-1996 Act guarantees                   5,846          21,848
                                      -------------   --------------
     Total Farmer Mac I                  1,078,839         567,462
 Farmer Mac II Securities                   26,637          30,114
                                      -------------   --------------
     Total Farmer Mac I and II          $1,105,476       $ 597,576
                                      -------------   --------------


AMBS represent guaranteed securities issued after the 1996 Act and for which Farmer Mac assumes 100% of the credit risk. A long-term standby purchase commitment (LTSPC) is a long-term guarantee arrangement (similar to a swap transaction) in which the recipient of the standby commitment segregates a pool of loans in its portfolio and pays Farmer Mac an annual fee approximating the usual guarantee fee on the outstanding balance of the loans, in return for Farmer Mac's assumption of the credit risk on those loans. The credit risk related to long-term standby commitments is the same as that of AMBS. Pre-1996 Act guarantees include securities issued prior to the 1996 Act. These securities are supported by an unguaranteed subordinated interest that was equal to 10% of the initial balance of the loans underlying the securities at issuance. Farmer Mac's guarantee on Farmer Mac II Securities is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions. For further information regarding Farmer Mac's credit risk related to off-balance sheet guaranteed securities, see Notes 2(h) and 6.

Commitments. Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most purchase commitments entered into by Farmer Mac are mandatory commitments, which means the seller must pay a fee to extend or cancel the commitment. All the loans purchased by Farmer Mac under optional commitments are forward sold under optional commitments that enable Farmer Mac to cancel the sale commitment without penalty should the seller fail to deliver under the purchase commitment. At December 31, 1999, commitments to purchase Farmer Mac I and II loans totaled $12.6 million, of which $2.4 million were optional commitments. Outstanding purchase commitments at December 31, 1998, all of which were mandatory commitments, totaled $23.8 million.

Farmer Mac is exposed to interest-rate risk from the time it commits to purchase the loans to the time it either (a) sells AMBS backed by the loans or (b) issues debt to retain the loans in its portfolio (issuing debt to fund the loans as an investment does not fully mitigate interest-rate risk exposure because of possible timing differences in the cash flows of the assets and related liabilities). Commitments to sell AMBS totaled $23.8 million at December 31, 1999. There were no outstanding sale commitments at December 31, 1998. Farmer Mac manages the interest-rate risk related to loans not yet sold or funded as a retained investment through the use of off-balance sheet financial instruments - currently, forward sale contracts involving GSE debt securities and futures contracts involving U.S. Treasury securities (see "Interest-rate contracts and hedge instruments").

Interest-rate contracts and hedge instruments. Farmer Mac uses interest-rate swaps and caps to reduce interest-rate risk related to specific assets (asset-linked) or liabilities (debt-linked). Interest-rate swaps are contractual agreements between two parties for the exchange of periodic payments based on a notional amount and agreed-upon fixed and variable rates. Interest-rate swaps are entered into in conjunction with the purchase of loans and investments or the issuance of debt to synthetically create LIBOR-based variable rate instruments. Interest-rate caps are agreements in which one party makes a one-time up-front premium payment to another party in exchange for the right to receive payments based on a notional amount and the amount, if any, by which the agreed-upon index rate exceeds the specified "cap" rate. Interest-rate caps are purchased to uncap certain variable-rate investments. The following schedule summarizes, by contractual maturity date, the notional amounts and weighted-average interest rates of outstanding interest-rate contracts at December 31, 1999 and 1998. At December 31, 1999 and 1998, all interest-rate contracts were asset-linked.

                                                                    As of December 31, 1999
                          ----------------------------------------------------------------------------------------------------
                              2000         2001        2002         2003         2004      2005 - 09   Thereafter     Total
                          ------------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                                                                    (dollars in thousands)
 Amortizing basis swaps        $ -         $ -          $ -         $ -          $ -       $ 79,576    $ 225,909    $ 305,485
 Pay fixed swaps                 -           -            -        19,000          -            -            -         19,000
    Weighted-average
     pay rate                    -           -            -          6.78%         -            -            -           6.78%
 Purchased caps                  -           -        100,000     135,000     210,000           -            -        445,000
    Weighted-average
     strike rate                 -           -           8.50%       8.50%       8.50%          -            -           8.50%
                                                                                                                     ---------
     Total notional amount                                                                                          $ 769,485
                                                                                                                     ---------


                                                                    As of December 31, 1998
                          ----------------------------------------------------------------------------------------------------
                              1999         2000        2001         2002         2003      2004 - 08   Thereafter     Total
                          ------------ ----------- ------------ ------------ ----------- ------------ ------------- ----------
                                                                     (dollars in thousands)
 Amortizing basis swaps        $ -         $ -          $ -         $ -          $ -       $ 130,874   $ 116,584    $ 247,458

 Pay fixed swaps                 -           -            -           -        10,000            -           -         10,000
    Weighted-average
     pay rate                    -           -            -           -          6.25%           -           -           6.25%
 Purchased caps                  -           -            -       100,000     135,000            -           -        235,000
    Weighted-average
     strike rate                 -           -            -          8.50%       8.50%           -           -           8.50%
                                                                                                                      ---------
     Total notional amount                                                                                          $ 492,458
                                                                                                                      ---------


Although interest-rate contracts reduce Farmer Mac's exposure to interest-rate risk, they do increase credit risk exposure. Credit risk arises from the possibility that a counterparty will be unable to perform according to the terms of the contract and is mitigated by dealing with counterparties with high credit ratings (no less than BBB+ at December 31, 1999), establishing and maintaining collateral requirements and entering into netting agreements. Netting agreements provide for netting all amounts receivable and payable under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac's exposure to credit risk related to interest-rate contracts is based on the cost to replace all outstanding interest-rate contracts for each counterparty with which Farmer Mac was in a net gain position ("net replacement value"), including the effect of netting agreements. At December 31, 1999 and 1998, the net replacement value of interest rate contracts was $4.6 million and $1.8 million, respectively. Of the net replacement value exposure outstanding at December 31, 1999, $3.7 million was collateralized by $8.6 million of marketable securities and $900 thousand was uncollateralized. No collateral was held at December 31, 1998.

Hedge instruments, currently consisting of forward sale contracts involving GSE debt securities and futures contracts involving U.S. Treasury securities, are used by Farmer Mac to reduce its interest-rate risk exposure related to the purchase of loans and the anticipated issuance of debt. The total notional balance of open futures contracts at December 31, 1999 and 1998 was $4.1 million and $20.1 million, respectively. The outstanding balance of forward sale contracts involving GSE debt securities totaled $12.6 million at December 31, 1999. No such contracts were outstanding at December 31, 1998.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity diversification, as well as the range of loan-to-value ratios, of Farmer Mac I Securities and loans held for securitization as of December 31, 1999 and 1998:

                                                   1999                                        1998
                              ------------------------------------------- -------------------------------------------
                                  Post-1996      Pre-1996                    Post-1996       Pre-1996
                                     Act            Act                         Act             Act
                                  Guarantees     Guarantees      Total       Guarantees     Guarantees       Total
                              --------------- --------------- ----------  -------------- ----------------  ----------
                                                                   (in thousands)
 By geographic region: (1)
     Mid-North                    $ 351,809      $ 16,425      $ 368,234     $ 128,025       $ 24,137      $ 152,162
     Mid-South                       66,293        13,544         79,837        41,778         20,762         62,540
     Northeast                       50,833         4,057         54,890        25,611          4,604         30,215
     Northwest                      785,547        20,804        806,351       289,759         23,757        313,516
     Southeast                       21,604        17,291         38,895        12,159         28,358         40,517
     Southwest                      603,892        46,093        649,985       291,573         73,165        364,738
                              -------------- ------------- -------------- -------------  ------------- --------------
       Total                    $ 1,879,978     $ 118,214    $ 1,998,192     $ 788,905      $ 174,783      $ 963,688
                              -------------- ------------- -------------- -------------  ------------- --------------

 By commodity:
     Crops                        $ 974,102      $ 71,591    $ 1,045,693     $ 416,517      $ 102,280      $ 518,797
     Livestock                      378,818        17,501        396,319       136,120         28,636        164,756
     Permanent plantings            450,973        29,122        480,095       217,175         43,867        261,042
     Part-time farms                 76,085             -         76,085        19,093              -         19,093
                              -------------- ------------- -------------- -------------  ------------- --------------
       Total                    $ 1,879,978     $ 118,214    $ 1,998,192     $ 788,905      $ 174,783      $ 963,688
                              -------------- ------------- -------------- -------------  ------------- --------------

 By loan -to-value:
        0.00% to 40.00%           $ 509,485      $ 15,124      $ 524,609      $ 77,336       $ 23,620      $ 100,956
       40.01% to 50.00%             421,478        21,723        443,201       127,005         34,629        161,634
       50.01% to 60.00%             460,195        41,308        501,503       227,770         52,303        280,073
       60.01% to 70.00%             447,720        35,314        483,034       283,485         56,964        340,449
       70.01% to 80.00%              33,656         4,745         38,401        70,347          7,267         77,614
       80.01% to 90.00%               7,444             -          7,444         2,962              -          2,962
                              -------------- ------------- -------------- -------------  ------------- --------------
       Total                    $ 1,879,978     $ 118,214    $ 1,998,192     $ 788,905      $ 174,783      $ 963,688
                              -------------- ------------- -------------- -------------  ------------- --------------

 (1)  Geographic regions - Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South(KS,
 OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA,
 VT, WV)  Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR, FL, GA,
 LA, MS, SC); Southwest (AZ, CA, CO, NM, NV, UT).

Loan-to-value  ratios are based on collateral values at origination of the loan.
Current   loan-to-value  ratios  may  be  higher  or  lower  than  the  original loan-to-value ratios.

11.   FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and carrying values of financial assets and liabilities at December 31, 1999 and 1998. Significant estimates, assumptions, and present value calculations were used for purposes of the following disclosure, resulting in a high degree of subjectivity inherent in the indicated fair values. Accordingly, these fair value estimates are not necessarily indicative of what Farmer Mac would realize in an actual sale.

                                                              1999                        1998
                                                  --------------------------- ---------------------------
                                                    Estimated      Carrying      Estimated      Carrying
                                                    Fair Value      Amount       Fair Value      Amount
                                                  -------------------------------------------------------
                                                                      (in thousands)
 Financial assets:
    Cash and cash equivalents                        $ 336,282     $ 336,282     $ 540,626     $ 540,626
    Investment securities                              849,079       847,220       645,201       643,562
    Farmer Mac guaranteed securities                 1,315,353     1,306,223       561,671       552,205
    Loans                                               39,945        38,509       169,652       168,064
    Off-balance sheet items in a gain position:
     Commitments to purchase loans                         213             -             -             -
     Futures contracts                                      13             -            74             -
     Interest-rate contracts                             5,063             -         1,793             -
     Commitments to sell GSE debt securities                81             -             -             -

 Financial liabilities:
    Notes and bonds payable:
     Due within one year                             1,723,103     1,722,061     1,475,102     1,473,688
     Due after one year                                756,569       750,337       390,556       365,146
    Off-balance sheet items in a loss position:
     Commitments to purchase loans                           -             -            12             -
     Interest-rate contracts                             1,736             -         4,302             -


Except for cash and cash equivalents, investments, futures contracts and commitments to sell GSE debt securities, the estimated fair value for Farmer Mac's financial instruments were calculated by generating multiple paths for future interest rates starting from the current yield curve and then discounting the projected cash flows for each instrument under those interest rate paths. For cash and cash equivalents, the carrying value approximates fair value. For investments, futures contracts and commitments to sell GSE debt securities, fair value was based on quoted market prices.

12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  1999 Quarter Ended                          1998 Quarter Ended
                                   -------------------------------------------   ------------------------------------------
                                     Dec 31     Sept 30    June 30    Mar 31      Dec 31     Sept 30    June 30    Mar 31
                                   ---------- ---------- ---------- ----------   --------- ---------- ---------- ----------
                                                      (dollars in thousands, except per share amounts)
 Interest income                     $ 41,688   $ 39,123   $ 31,531   $ 28,035   $ 27,854   $ 26,796   $ 25,437   $ 23,475
 Interest expense                      38,070     35,310     27,584     24,455     24,859     24,130     22,964     21,040
                                   ---------- ---------- ---------- ----------   --------- ---------- ---------- ----------
     Net interest income                3,618      3,813      3,947      3,580      2,995      2,666      2,473      2,435

 Guarantee fee income                   2,388      1,899      1,644      1,465      1,093      1,037        841        756
 Gain on sale of AMBS                       -          -          -          -          -        420        552        428
 Miscellaneous                            110        (88)       132         66         26         54         14         48
                                   ---------- ---------- ---------- ----------   --------- ---------- ---------- ----------
 Total revenues                         6,116      5,624      5,723      5,111      4,114      4,177      3,880      3,667

 Other expenses                         3,142      2,967      3,158      2,716      2,450      2,388      2,411      2,074
                                   ---------- ---------- ---------- ----------   --------- ---------- ---------- ----------

 Income before income taxes             2,974      2,657      2,565      2,395      1,664      1,789      1,469      1,593
 Income tax expense/(benefit)           1,082        901        873        814        566        664       (306)      (152)
                                   ---------- ---------- ---------- ----------   --------- ---------- ---------- ----------
 Net income                           $ 1,892    $ 1,756    $ 1,692    $ 1,581    $ 1,098    $ 1,125    $ 1,775    $ 1,745
                                   ---------- ---------- ---------- ----------   --------- ---------- ---------- ----------

 Earnings Per Share:
    Basic net earnings                $ 0.17     $ 0.16     $ 0.16     $ 0.15     $ 0.11     $ 0.10     $ 0.16     $ 0.16
    Diluted net earnings              $ 0.17     $ 0.16     $ 0.15     $ 0.14     $ 0.10     $ 0.10     $ 0.16     $ 0.16


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)    (1)   Financial Statements.

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

*  3.2    -Amended  and  restated  By-laws  of the  Registrant  (Form 10-Q filed
           August 12, 1999).

+* 10.1   -Stock  Option Plan  (Previously  filed as Exhibit  19.1 to Form 10-Q filed November 10, 1992).

+* 10.1.1 -Amendment  No. 1 to Stock Option Plan  (Previously  filed as Exhibit
           10.2 to Form 10-Q filed August 16, 1993).

+* 10.1.2 -1996 Stock Option Plan (Form 10-Q filed November 10, 1996).

+* 10.1.3 -Amended and Restated 1997 Stock Option Plan.

+* 10.2   -Employment Agreement dated  May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

+* 10.2.1 -Amendment  No.  1 dated as of January 10, 1991 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

+* 10.2.2 -Amendment  to  Employment  Contract  dated  as  of  September 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+* 10.2.3 -Amendment   No.  3  dated  as  of  September  1,  1994  to Employment
           Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1994).

+* 10.2.4 -Amendment  No. 4  dated as of February 8, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

+* 10.2.5 -Amendment No. 5 dated as of September 13, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 10, 1996).

+* 10.2.6 -Amendment  No.  6  dated  as of August 7, 1997 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

+* 10.2.7 -Amendment  No. 7 dated as of September 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

+* 10.2.8 -Amendment  No. 8 dated as of September 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).

+* 10.3   -Employment  Agreement  dated May 11, 1989 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

+* 10.3.1 -Amendment dated  December 14,  1989 to  Employment Agreement  between
           Nancy E. Corsiglia and  the  Registrant (Previously  filed as Exhibit
           10.5 to Form 10-K filed  February 14, 1990).

+* 10.3.2 -Amendment  No.  2  dated   February 14, 1991 to  Employment Agreement
           between Nancy E. Corsiglia and the Registrant(Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

+* 10.3.3 -Amendment  to  Employment  Contract  dated  as of September 1,  1993
           between   Nancy  E.   Corsiglia   and   the   Registrant (Previously
           filed as Exhibit 10.9 to Form 10-Q filed  November 15, 1993).

+* 10.3.4 -Amendment  No.  4  dated  September  1,  1993  to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.11 to Form 10-K filed March 30, 1994).

*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+* 10.3.5 -Amendment No. 5 dated as of September 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

+* 10.3.6 -Amendment No. 6 dated as of September 1, 1995 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 10, 1995).

+* 10.3.7 -Amendment  No.  7 dated as of February 8, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

+* 10.3.8 -Amendment  No.  8 dated  as  of  September  13,  1996  to  Employment
           Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 10, 1996).

+* 10.3.9 -Amendment  No. 9  dated  as of August 7, 1997 to Employment  Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 14, 1997).

+* 10.3.10-Amendment  No. 10  dated  as  of   September  4,  1998 to  Employment
           Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1998).

+* 10.3.11-Amendment  No.  11  dated  as  of  September  3,  1999 to  Employment
           Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 1999).

+* 10.4   -Employment Agreement dated September 13, 1989 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.6 to Form 10-K filed April 1, 1990).

+* 10.4.1 -Amendment  No. 1  dated  February  14,  1991  to Employment Agreement
           between   Thomas   R.    Clark   and   the   Registrant  (Previously
           filed as Exhibit  10.9 to Form 10-K filed April 1, 1991).

+* 10.4.2 -Amendment  to  Employment  Contract  dated  as  of  September 1, 1993 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed November 15, 1993).

+* 10.4.3- Amendment  No.  3  dated   September  1,  1993 to Employment Contract
           between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.16 to Form 10-K filed March 30, 1994).

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

+* 10.4.9 -Amendment No. 9 dated as of September 4, 1998 to Employment Contract between Thomas R. Clark and the Registrant(Form 10-Q filed August 14,
           1998).

+* 10.4.10-Amendment No. 10 dated as of September 3, 1999 to Employment Contract between Thomas R. Clark and the Registrant(Form 10-Q filed August 12,
           1999).

+* 10.5   -Employment Contract  dated  as  of September 1, 1997  between  Tom D.
           Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

+* 10.5.1 -Amendment  No. 1  dated  as  of   September  4,  1998  to  Employment
           Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

+* 10.5.2 -Amendment No. 2 dated  as of September 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12,
           1999).

+* 10.6   -Employment Agreement dated October 7, 1991 between Michael T. Bennett and the Registrant (Previously filed as Exhibit 10.16 to Form 10-K filed March 30, 1992).



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

+* 10.6.9 -Amendment  No. 9 dated as of September 3, 1999 to Employment Contract between Michael T. Bennett and the Registrant (Form 10-Q filed August 12, 1999).

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

   21.1   -Farmer  Mac  Mortgage Securities Corporation, a Delaware Corporation.

*  99.1   -Map of U.S.  Department  of  Agriculture (Secretary of Agriculture's)
           Regions (Previously filed as Exhibit 1.1 to Form 10-K filed April 1,
           1991).

       (b)       Reports on Form 8-K.

            The Registrant filed a report on Form 8-K on December 2, 1999, reporting the merger, effective November 29, 1999, of its two wholly-owned subsidiaries.

*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


                                                       March 17, 2000
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

              Name                             Title                   Date


---------------------------------   Chairman of the Board and     March 17, 2000
Charles Eugene Branstool            Director


---------------------------------   President and Chief           March 17, 2000
Henry D. Edelman                    Executive Officer (Principal
                                    Executive Officer)


---------------------------------   Vice President - Business     March 17, 2000
Nancy E. Corsiglia                  Development and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)

                 Name                               Title               Date

                                                  Director        March 17, 2000
---------------------------------------
Kenneth E. Graff

                                                  Director        March 17, 2000
---------------------------------------
W. David Hemingway

                                                  Director        March 17, 2000
---------------------------------------
Mitchell A. Johnson

                                                  Director        March 17, 2000
---------------------------------------
Lowell Junkins

                                                  Director        March 17, 2000
---------------------------------------
James A. McCarthy

                                                  Director        March 17, 2000
---------------------------------------
Robert J. Mulder

                                                  Director        March 17, 2000
---------------------------------------
John G. Nelson

                                                  Director        March 17, 2000
---------------------------------------
David J. Nolan

                                                  Director        March 17, 2000
---------------------------------------
Peter T. Paul

                                                  Director        March 17, 2000
---------------------------------------
Marilyn Peters

                                                  Director        March 17, 2000
---------------------------------------
John Dan Raines, Jr.

                                                Vice Chairman     March 17, 2000
---------------------------------------
Gordon Clyde Southern

                                                  Director        March 17, 2000
---------------------------------------
Clyde A. Wheeler

                                                  Director        March 17, 2000
---------------------------------------
Donald W. Winters

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


     /s/ Henry D.Edelman                              March 17, 2000
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

             Name                             Title                   Date

 /s/ Charles Eugene Branstool     Chairman of the Board and      March 17, 2000
--------------------------------
Charles Eugene Branstool          Director

    /s/ Henry D. Edelman          President and Chief Executive  March 17, 2000
--------------------------------  Officer (Principal Executive
Henry D. Edelman                  Officer)

    /s/ Nancy E. Corsiglia        Vice President - Business      March 17, 2000
--------------------------------  Development and Treasurer
Nancy E. Corsiglia                (Principal Financial and
                                  Accounting Officer)

                 Name                               Title               Date

    /s/ Kenneth E. Graff                          Director        March 17, 2000
---------------------------------------
Kenneth E. Graff

    /s/ W. David Hemingway                        Director        March 17, 2000
---------------------------------------
W. David Hemingway

    /s/ Mitchell A. Johnson                       Director        March 17, 2000
---------------------------------------
Mitchell A. Johnson

    /s/ Lowell Junkins                            Director        March 17, 2000
---------------------------------------
Lowell Junkins

    /s/ James A. McCarthy                         Director        March 17, 2000
---------------------------------------
James A. McCarthy

    /s/ Robert J. Mulder                          Director        March 17, 2000
---------------------------------------
Robert J. Mulder

    /s/ John G. Nelson                            Director        March 17, 2000
---------------------------------------
John G. Nelson

    /s/ David J. Nolan                            Director        March 17, 2000
---------------------------------------
David J. Nolan

    /s/ Peter T. Paul                             Director        March 17, 2000
---------------------------------------
Peter T. Paul

    /s/ Marilyn Peters                            Director        March 17, 2000
---------------------------------------
Marilyn Peters

    /s/ John Dan Raines, Jr.                      Director        March 17, 2000
---------------------------------------
John Dan Raines, Jr.

    /s/ Gordon Clyde Southern                     Director        March 17, 2000
---------------------------------------
Gordon Clyde Southern

    /s/ Clyde A. Wheeler                        Vice Chairman     March 17, 2000
---------------------------------------
Clyde A. Wheeler

    /s/ Donald W. Winters                         Director        March 17, 2000
---------------------------------------
Donald W. Winters