Form 10-Q
period 2000-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2000-05-11
CIK 845877

           As filed with the Securities and Exchange Commission on
------------------------------------------------------------------------------
                                 May 11, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.        Commission File Number
                                                             0-17440

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
          (Exact name of registrant as specified in its charter)

      Federally chartered instrumentality
             Of the United States                     52-1578738
       (State or other jurisdiction of     (I.R.S. employer identification
        incorporation or organization)      number)


        919 18th Street, N.W., Suite 200,
                Washington, D.C.                        20006
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

      As of May 11, 2000, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,544,936 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

      The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the audited 1999 financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

      The following information concerning Farmer Mac's financial statements is included herein.

     Consolidated Balance Sheets at March 31, 2000 and December 31, 1999....3
     Consolidated  Statements of Operations for the three months ended
        March 31, 2000 and 1999.............................................4
     Consolidated Statements of Cash Flows for the three months ended
        March 31, 2000 and 1999.............................................5

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                      March 31, 2000        December 31, 1999
                                                                    -------------------    ------------------
                                                                                 (in thousands)
 Assets:
   Cash and cash equivalents                                                 $ 344,822         $ 336,282
   Investment securities                                                       927,673           847,220
   Farmer Mac guaranteed securities                                          1,289,175         1,306,223
   Loans                                                                        28,897            38,509
   Interest receivable                                                          29,308            42,900
   Guarantee fees receivable                                                     2,618             4,358
   Prepaid expenses and other assets                                            16,827            14,918
                                                                    -------------------  ----------------
       Total Assets                                                        $ 2,639,320       $ 2,590,410
                                                                    -------------------  ----------------
 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                                   $ 1,781,310       $ 1,722,061
     Due after one year                                                        745,735           750,337
                                                                    -------------------  ----------------
       Total notes payable                                                   2,527,045         2,472,398
   Accrued interest payable                                                     11,904            18,549
   Accounts payable and accrued expenses                                         5,398             5,736
   Reserve for losses                                                            7,901             6,584
                                                                    -------------------  ----------------
       Total Liabilities                                                     2,552,248         2,503,267

 Stockholders' Equity:
   Common stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding at March 31,
       2000 and December 31, 1999.                                               1,031             1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding at March 31,
       2000 and December 31, 1999.                                                 500               500
     Class C Non-Voting, $1 par value, no maximum amortization,
       9,418,761 and 9,370,961 shares issued and outstanding
       at March, 2000 and December 31, 1999.                                     9,419             9,371
   Additional paid-in capital                                                   71,504            71,097
   Accumulated other comprehensive loss                                         (4,541)           (1,657)
   Retained earnings                                                             9,159             6,801
                                                                    -------------------  ----------------
       Total Stockholders' Equity                                               87,072            87,143
                                                                    -------------------  ----------------
   Total Liabilities and Stockholders' Equity                              $ 2,639,320       $ 2,590,410
                                                                    -------------------  ----------------

   See accompanying notes to consolidated financial statements.


                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                             Three Months Ended
                                                     -------------------------------------
                                                       March 31, 2000     March 31, 1999
                                                     -------------------------------------
                                                   (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                        $ 21,958        $ 15,416
   Farmer Mac guaranteed securities                          21,694           9,302
   Loans                                                      1,240           3,317
                                                      ---------------  ---------------
     Total interest income                                   44,892          28,035

 Interest expense                                            40,276          24,455
                                                      ---------------  ---------------
 Net interest income                                          4,616           3,580

 Other income:
   Guarantee fees                                             2,582           1,465
   Miscellaneous                                                182              66
                                                      ---------------  ---------------
 Total other income                                           2,764           1,531
                                                      ---------------  ---------------
 Total revenues                                               7,380           5,111

 Operating expenses:
   Compensation and employee benefits                         1,251             992
   Regulatory fees                                              150              68
   General and administrative                                 1,007             858
                                                      ---------------  ---------------
     Total operating expenses                                 2,408           1,918
   Provision for losses                                       1,317             798
                                                      ---------------  ---------------
 Total expenses                                               3,725           2,716
                                                      ---------------  ---------------
 Income before income taxes                                   3,655           2,395
 Income tax expense                                           1,297             814
                                                      ---------------  ---------------
 Net income                                                 $ 2,358         $ 1,581
                                                      ---------------  ---------------
 Earnings per share:
   Basic earnings per share                                  $ 0.22          $ 0.15
   Diluted earnings per share                                $ 0.21          $ 0.14

   See accompanying notes to consolidated financial statements.


                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended March 31,
                                                                            --------------------------------
                                                                                 2000                1999
                                                                            ----------------   ---------------
                                                                                      (in thousands)
 Cash flows from operating activities:
   Net income                                                                       $ 2,358         $ 1,581
   Adjustments to reconcile net income to cash provided by
    operating activities:
    Amortization of investment premiums and discounts                                   635           2,139
    Decrease in interest receivable                                                  13,592           5,548
    Decrease in guarantee fees receivable                                             1,740             555
    Increase in prepaid expenses and other assets                                    (1,977)         (2,377)
    Amortization of debt premiums, discounts and issuance costs                      27,360          17,739
    (Decrease) increase in accrued interest payable                                  (6,645)             80
    (Decrease) increase in accounts payable and accrued expenses                       (338)            578
    Provision for losses                                                              1,317             798
                                                                            ---------------- ---------------
    Net cash provided by operating activities                                        38,042          26,641

 Cash flows from investing activities:
   Purchases of available-for-sale investments                                     (105,356)        (99,331)
   Purchases of investment securities                                                (2,585)         (4,014)
   Purchases of Farmer Mac guaranteed securities                                   (147,344)        (38,555)
   Purchases of loans                                                               (58,451)       (122,635)
   Proceeds from repayment of available-for-sale investments                         20,773          74,686
   Proceeds from repayment of investment securities                                   4,311          17,124
   Proceeds from repayment of Farmer Mac guaranteed securities                      210,623          42,161
   Proceeds from repayment of loans                                                     105           5,095
   Proceeds from securitization of loans                                             20,611               -
                                                                            ---------------- ---------------
    Net cash used by investing activities                                           (57,313)       (125,469)
 Cash flows from financing activities:
   Proceeds from issuance of discount notes                                      18,817,569      20,816,854
   Proceeds from issuance of medium-term notes                                       15,020          97,982
   Payments to redeem discount notes                                            (18,794,172)    (20,823,285)
   Payments to redeem medium-term notes                                             (11,060)        (18,300)
   Proceeds from common stock issuance                                                  454              26
                                                                            ---------------- ---------------
    Net cash provided by financing activities                                        27,811          73,277
                                                                            ---------------- ---------------
   Net increase (decrease) in cash and cash equivalents                               8,540         (25,551)

   Cash and cash equivalents at beginning of period                                 336,282         540,626
                                                                            ---------------- ---------------
   Cash and cash equivalents at end of period                                     $ 344,822       $ 515,075
                                                                            ---------------- ---------------

       See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies.

(a)   Cash and Cash Equivalents

      Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows using the indirect method of presentation. The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2000 and 1999.

                                                                             Three Months Ended March 31,
                                                                             --------------------------
                                                                                 2000         1999
                                                                             ------------- ------------
                                                                                    (in thousands)
 Cash paid for:
   Interest                                                                    $ 16,420      $ 5,566
   Income taxes                                                                       -          300
 Non-cash activity:
   Real estate owned acquired through foreclosure                                     -          578
   Loans securitized and retained as Farmer Mac guaranteed securities            46,467      268,386
   Loans acquired in exchange for AMBS                                                -       73,597


(b)   Loans

      At March 31, 2000, loans held by Farmer Mac included $25.9 million held for sale and $3.0 million held for investment. At December 31, 1999, loans held by Farmer Mac included $21.4 million held for sale and $17.1 million held for investment.

(c)   Interest-Rate Contracts and Hedge Instruments

      Interest-rate contracts, including interest-rate swaps and caps, are used to synthetically alter the interest rate characteristics of specific investments or debt. As such, the net differential received or paid is recorded as an adjustment to interest income or expense of the associated assets or liabilities, on an accrual basis.

      Hedge instruments, consisting solely of forward sale contracts involving debt securities of other government-sponsored enterprises (GSEs) and futures contracts involving U.S. Treasury securities, are used by Farmer Mac to manage interest-rate risk exposure related to the purchase of loans and the issuances of debt. Farmer Mac measures correlation using changes in interest rates for the hedged items against changes in interest rates for the hedge instruments. Gains and losses on effective hedge instruments that have been terminated or have matured are deferred as an adjustment to the cost basis of the hedged item. Gains and losses on ineffective hedge instruments are marked-to-fair value directly through the consolidated statement of income.

(d)   Earnings Per Share

      Basic earnings per share are based on the weighted average common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The following schedule reconciles basic and diluted earnings per share for the quarter ended March 31, 2000 and 1999:



                                        March 31, 2000                  March 31, 1999
                              ------------------------------- -------------------------------
                                         Dilutive                        Dilutive
                                Basic    stock     Diluted     Basic      stock     Diluted
                                EPS      options    EPS         EPS      options     EPS
                              ------------------------------- -------------------------------
                                        (in thousands, except per share amounts)
   Net income                 $ 2,358       -     $ 2,358     $ 1,581       -      $ 1,581
   Weighted average shares     10,921      345     11,266      10,802      374      11,176

   Earnings per share          $ 0.22              $ 0.21      $ 0.15               $ 0.14


(e)   Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.  Off-Balance Sheet Financial Instruments

      In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell loans, the issuance of its guarantee and the use of interest-rate contracts and hedge instruments. At March 31, 2000, outstanding commitments to purchase Farmer Mac I and II loans totaled $11.8 million. There were $18.1 million of commitments outstanding to sell loans at March 31, 2000. For information regarding the off-balance sheet risks associated with off-balance sheet guarantees, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk." For information related to the use of interest-rate contracts and hedge instruments, see Note 1 (c) and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk."

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

Note 3.  Comprehensive Income


      Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three months ended March 31, 2000 and 1999. Comprehensive income for the three months ended March 31, 2000 and 1999 is net of the related tax benefit/(expense) of $1.6 million and $(150) thousand, respectively.



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000          1999
                                                    ------------- --------------
                                                         (in thousands)

 Net income                                           $2,358        $1,581
 Change in unrealized gain (loss) on securities
  available-for-sale, net of taxes                    (2,884)          450
                                                   -------------  ------------
 Comprehensive income (loss)                          $ (526)       $2,031
                                                   -------------  ------------





 Item 2.    Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

Special Note Regarding Forward-Looking Statements

      Certain statements made in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income, delinquencies and provision for losses; changes in capital position; and other business and financial matters. Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements in excess of current statutory minimum and critical capital levels or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, the agricultural economy (including agricultural land values, commodity prices, export demand for U.S. agricultural products and federal assistance to farmers) or the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac guaranteed securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in Farmer Mac's status as a government-sponsored enterprise.

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

Results of Operations

      Overview. Net income totaled $2.4 million for first quarter 2000, or $0.21 per share on a diluted basis, compared to $1.6 million, or $0.14 per share, for first quarter 1999. Earnings per share for the first quarter increased 50 percent over first quarter 1999.

      Farmer Mac's strong earnings and revenue growth during the first quarter of 2000 enabled it to maintain the positive financial performance trend from 1999. Net income and total revenues for first quarter 2000 grew 49 percent and 44 percent, respectively, compared to the same period a year ago, due to a 29 percent increase in net interest income (primarily from Agricultural Mortgage-Backed Securities (AMBS) retained in portfolio) and a 76 percent rise in guarantee fees, while operating expenses only increased by 26 percent, all over the same one year period. Farmer Mac's continued earnings growth reflects the annuity-like structure of interest and guarantee fee income from program assets, whereby the annual revenue stream from new business volume is layered onto ongoing annual revenues earned on loans purchased or guaranteed during prior years.

      Although Farmer Mac's earnings increased, cash window loan purchases and guarantee volume for the quarter were down compared to prior quarters. This was largely due to unusual economic conditions in the agricultural sector. During fourth quarter 1999 and first quarter 2000, the combination of continuing low agricultural commodity prices and substantial government cash payments to farmers slowed demand for agricultural mortgages. In addition, higher interest rates increased farmer demand for variable rate mortgages, which many agricultural lenders were inclined to hold in portfolio, further reducing the supply of newly originated mortgages for sale into the secondary market. Nevertheless, total loans held or guaranteed were up 28 percent over the balance at the end of the first quarter of 1999.

      Consistent with fluctuations in business volume over the past several quarters, Farmer Mac expects business growth to vary significantly from quarter to quarter until the Corporation's secondary market programs for the agricultural credit sector attract wider participation. While current market conditions are expected to constrain cash window purchase volume over the next several quarters, Farmer Mac continues to develop competitive new loan products and intensify marketing efforts to increase its market share of new originations. Farmer Mac is also currently pursuing significant opportunities for business volume growth during 2000 through the addition of swap and long-term standby purchase commitment transactions.

      Set forth below is a more detailed discussion of Farmer Mac's results of operations.

      Net Interest Income. Net interest income was $4.6 million for first quarter 2000, compared to $3.6 million for first quarter 1999. The increase compared to first quarter 1999 was due to a 42 percent increase in the average balance of interest-earning assets driven by Farmer Mac's retention of AMBS. The following table provides information regarding the average balances and rates of interest-earning assets and funding for the three months ended March 31, 2000 and 1999. The decrease in net interest yield from first quarter 1999 to first quarter 2000, as reflected in the table below, was due to tighter spreads on short-term and variable rate investments.


                                                                     Three Months Ended March 31,
                                           ------------------------------------------------------------------------------
                                                           2000                                   1999
                                           -------------------------------------- ---------------------------------------
                                               Average       Income/     Average       Average      Income/     Average
                                               Balance       Expense       Rate        Balance      Expense      Rate
                                           ------------------------------------------------------------------------------
                                                                      (dollars in thousands)
 Interest Earning Assets:
   Cash and cash equivalents                   $ 540,967     $ 7,919       5.86%      $ 583,202     $ 7,242       4.97%
   Investments                                   887,845      14,039       6.32%        607,438       8,174       5.38%
   Farmer Mac guaranteed securities            1,272,145      21,694       6.82%        549,915       9,302       6.82%
   Loans                                          63,579       1,240       7.80%        213,071       3,317       6.23%
                                            -------------- ----------- -----------  -------------- ------------ -----------
    Total interest earning assets              2,764,536      44,892       6.50%      1,953,626      28,035       5.74%
                                            --------------                          --------------
 Funding:
   Discount notes                              1,926,731      27,296       5.67%      1,477,704      17,716       4.80%
   Medium-term notes                             781,482      12,980       6.64%        421,012       6,739       6.40%
                                           -------------- ----------- ----------- -------------- ------------ -----------
     Total interest -earing liabilities        2,708,213      40,276       5.95%      1,898,716      24,455       5.15%
   Net non-interest bearing funding               56,323           -       0.00%         54,910           -       0.00%
                                           -------------- ----------- ----------- -------------- ------------ -----------
    Total funding                             $2,764,536      40,276       5.83%     $1,953,626      24,455       5.01%
                                           -------------- ----------- ----------- -------------- ------------ -----------
   Net interest income/yield                                 $ 4,616       0.67%                    $ 3,580       0.73%
                                                          ----------- -----------                ------------ -----------

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


                                                         Comparison of Three Months Ended
                                                             March 31, 2000 and 1999
                                                 -----------------------------------------------
                                                            Increase/(Decrease) Due to
                                                 -----------------------------------------------
                                                     Rate             Volume           Total
                                                 -------------    -------------    -------------
                                                                  (in thousands)
 Income from interest earning assets:
   Cash and cash equivalents                       $ 1,228           $ (551)           $ 677
   Investments                                       1,613            4,252            5,865
   Farmer Mac guaranteed securities                     76           12,316           12,392
   Loans                                               683           (2,760)          (2,077)
                                                 -------------    -------------    -------------
    Total                                            3,600           13,257           16,857

 Expense from interest-bearing liabilities           4,212           11,609           15,821
                                                 -------------    -------------    -------------
   Change in net interest income                    $ (612)         $ 1,648          $ 1,036
                                                 -------------    -------------    -------------


      Other Income. Other income, which is comprised of guarantee fee income and miscellaneous income, totaled $2.8 million for first quarter 2000, compared to $1.5 million for first quarter 1999. Guarantee fee income, the largest component of other income, was $2.6 million for first quarter 2000 and $1.5 million for first quarter 1999. The increase in guarantee fees reflects an increase in the average balance of outstanding guarantees. Miscellaneous income totaled $182 thousand for first quarter 2000, compared to $66 thousand for first quarter 1999. Miscellaneous income, which includes fees and hedging gains and losses related to program activities, as well as valuation adjustments related to loans held for sale, is expected to fluctuate from period to period.

      Expenses. During the first quarter 2000, operating expenses totaled $2.4 million compared to $1.9 million for first quarter 1999. While operating expenses have been increasing with growth in the balance of loans held or guaranteed, they have been increasing at a slower rate than increases in total revenues due to Farmer Mac's ability to leverage existing resources to support that growth. Operating expenses as a percentage of total revenues for the same quarters were 33 percent and 38 percent, respectively. First quarter 2000 operating expenses included expenses totaling $133 thousand related to foreclosed properties held by Farmer Mac, including anticipated losses on the sale of the properties based on sales contracts entered into during the quarter.

      Farmer Mac's provision for principal and interest losses was $1.3 million for first quarter 2000, compared to $798 thousand for first quarter 1999. The increase in the provision for losses corresponds to growth in outstanding post-1996 Act loans held or guaranteed by Farmer Mac, which totaled $1.9 billion at March 31, 2000.

      Income Tax Expense. The provision for income taxes totaled $1.3 million for first quarter 2000, compared to $814 thousand for first quarter 1999. Farmer Mac's effective tax rate for each of these periods was 35.5 percent and 34.0 percent, respectively.

      Business Volume.  The following table sets forth the amount of loans
      ---------------
purchased or guaranteed, and AMBS issued during the periods indicated:


                                        Three Months Ended March 31,
                                       ------------------------------
                                           2000             1999
                                       -------------    -------------
                                              (in thousands)
 Purchase and guarantee volume:
    Farmer Mac I
      Cash window                        $ 58,283       $  127,625
      Swap transactions                         -           73,597
      LTSPC                                     -          407,701
    Farmer Mac II                          22,570           29,965
                                       -------------  -------------
      Total loans purchased or
        guaranteed                       $ 80,853        $ 638,888
                                       -------------  -------------
 AMBS issuances:
    Retained                             $ 46,467        $ 268,386
    Sold                                   20,611                -
    Swap transactions                           -           73,597
                                       -------------   -------------
    Total AMBS issuances                 $ 67,078        $ 341,983
                                       -------------   -------------
 Total loans held or guaranteed        $ 2,386,211     $ 1,867,189
                                       -------------   -------------


      See "Overview" for a discussion regarding changes in the amount of loans purchased and guaranteed by Farmer Mac.

      Indicators of future purchase and guarantee volume, particularly cash window activity, include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a Seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the Seller to pay a fee to extend or cancel the commitment. At March 31, 2000, outstanding commitments to purchase Farmer Mac I loans totaled $10.7 million, compared to $22.5 million at March 31, 1999. Of the total commitments outstanding at March 31, 2000, $2.9 million were optional commitments. All the commitments outstanding at March 31, 1999 were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $108.1 million at March 31, 2000, compared to $205.6 million at March 31, 1999. Not all of these loans are expected to be purchased, as Farmer Mac is expected to deny some for credit reasons and others may be withdrawn by the Seller.

      While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a new market. Management believes that acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages we believe Farmer Mac's programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the long term, however, agricultural mortgage lenders, whether traditional or non-traditional, must value the benefits of selling loans to Farmer Mac or otherwise obtaining the benefits of the Farmer Mac guarantee and must be persuaded to modify their business practices accordingly.

Balance Sheet Review

      During first quarter 2000, total assets grew by $48.9 million. The growth in total assets was due to an $89.0 million increase in non-program assets (cash and cash equivalents and investments), partially offset by a $26.7 million decrease in on-balance sheet program assets (Farmer Mac guaranteed securities and loans). The decrease in program assets was due to the maturity of AgVantage bonds and the issuance of a $20.6 million AMBS to a capital market investor during the quarter. For further information regarding both on- and off-balance sheet guaranteed securities, see "Supplemental Information."

      Total liabilities increased by $49.0 million from December 31, 1999 to March 31, 2000 due to growth in notes payable, which corresponded to the net increase in program and non-program assets. Medium-term notes, including discount notes converted to long-term debt through interest-rate swap contracts, totaled $837.8 million at March 31, 2000, compared to $797.5 million at December 31, 1999. The increase in medium-term notes corresponds to AMBS issued and retained by Farmer Mac during the quarter.

      During first quarter 2000, stockholders' equity decreased by $71 thousand as the increasing effect of net income earned during the quarter was offset by an unrealized loss on available for sale securities, which are marked-to-fair value through equity. Farmer Mac's regulatory core capital, which excludes unrealized gains and losses on available for sale securities, totaled $91.6 million at March 31, 2000 compared to $88.8 million at December 31, 1999. The capital balance at March 31, 2000 exceeded Farmer Mac's regulatory minimum capital requirements by $10.7 million. Farmer Mac's current surplus capital would support additional asset growth in amounts ranging from $385 million of on-balance sheet assets to $1.4 billion of off-balance sheet assets based on existing minimum capital requirements. Furthermore, Farmer Mac has an even greater ability to replace on-balance sheet non-program assets with on- and off-balance sheet program assets and, ultimately, to sell on-balance sheet program assets in order to support increases in off-balance sheet program activities.

      Return on average equity increased to 10.8 percent during first quarter 2000, compared to 8.7 percent during fourth quarter 1999.

Risk Management

      Interest Rate Risk. Farmer Mac's asset and liability management objective is to limit the effect of changes in interest rates on its equity and earnings to within acceptable risk tolerance levels. In doing so, Farmer Mac enters into off-balance sheet derivative financial instruments, including interest-rate swaps and caps (collectively "interest-rate contracts"), forward sale contracts involving GSE debt securities and futures contracts involving U.S. Treasury securities. Interest-rate contracts are used to synthetically alter the interest rate characteristics of specific investments or debt such that the interest rate characteristics of Farmer Mac's investments and debt are better matched. At March 31, 2000, the notional amount of interest-rate contracts was $802.1 million compared to $769.5 million at December 31, 1999. Farmer Mac uses forward sale and futures contracts to reduce its interest rate risk exposure to loans committed or purchased and not yet sold or funded as retained investments, which totaled $12.3 million at March 31, 2000 and $19.7 million at December 31, 1999. At March 31, 2000, the notional amount of outstanding forward sale and futures contracts totaled $10.5 million, compared to $16.7 million at December 31, 1999.

      Farmer Mac monitors its exposure to interest rate risk by measuring the sensitivity of its market value of equity (MVE) to an immediate and permanent parallel shift in the Treasury yield curve. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis at March 31, 2000 and December 31, 1999. The increase in MVE sensitivity in the decreasing interest rate scenarios reflects the lengthening of Farmer Mac's debt maturities (see "Balance Sheet Review").


                                       Percentage Change in FVE
                                            from Base Case
                                ------------------------------------
               Interest Rate       March 31,          December 31,
                  Scenario           2000                 1999
               -------------    ----------------    ----------------

                + 300 bp            -10.9%               -9.4%
                + 200 bp             -5.4%               -5.6%
                + 100 bp             -1.1%               -2.1%
                - 100 bp             -4.1%               -1.1%
                - 200 bp            -11.7%               -6.5%
                - 300 bp            -20.3%              -15.0%

      Credit Risk. The outstanding principal balance of those loans held or guaranteed by Farmer Mac as of March 31, 2000 and December 31, 1999 is summarized in the table below.

                     March 31, 2000    December 31, 1999
                    ----------------  ------------------
                              (in thousands)
 Farmer Mac I:
   Post-1996 Act      $ 1,890,816        $ 1,879,978
   Pre-1996 Act           107,403            118,214
 Farmer Mac II            387,992            383,266
                    ----------------   ----------------
   Total              $ 2,386,211        $ 2,381,458
                    ----------------   ----------------

      Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the subordinated interests related to the loans, or to Farmer Mac II loans because they are guaranteed by the USDA. Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans; pre-1996 Act loans are supported by mandatory 10 percent subordinated interests that mitigate credit exposure.

      At March 31, 2000, post-1996 Act loans that were 90 days or more past due represented 1.36 percent of the principal amount of all post-1996 Act loans, compared to 1.59 percent at March 31, 1999 and 0.94 percent at December 31, 1999. Consistent with the increase in the delinquency rate at March 31, 2000 compared to December 31, 1999, Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher levels likely to be reported during the first and third quarters of each year due to the semiannual payment characteristics of most Farmer Mac loans. For the remainder of 2000 and into 2001, preliminary steps already taken by Congress to provide additional income support to the agricultural sector, by including authority for approximately $7 billion in new farm assistance in the federal budget, should help to moderate delinquencies.

      The following table segregates the post-1996 Act delinquencies at March 31, 2000 by year of origination, geographic region and commodity.

                                      Distribution
                                      of Post-1996        Delinquency
                                       Act Loans             Rate
                                   ----------------      ---------------
 By year of origination:
  Before 1996                             36%                0.41%
  1996                                     9%                4.55%
  1997                                    11%                3.87%
  1998                                    20%                1.61%
  1999                                    21%                0.34%
  2000                                     3%                0.00%
                                   ----------------
 Total                                   100%                1.36%
                                   ----------------
 By geographic region: (1)
  Mid-north                               19%                0.33%
  Mid-south                                4%                0.70%
  Northeast                                3%                0.00%
  Northwest                               41%                1.88%
  Southeast                                1%                7.45%
  Southwest                               32%                1.23%
                                   ----------------
 Total                                   100%                1.36%
                                   ----------------
 By commodity:
  Crops                                   52%                1.96%
  Livestock                               20%                0.83%
  Permanent plantings                     24%                0.75%
  Other                                    4%                0.17%
                                   ----------------
 Total                                   100%                1.36%
                                   ----------------

 (1)Geographic regions - Mid-North  (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS,
    OK, TX); Northeast  (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN,
    VA, VT, WV); Northwest  (ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR,
    FL, GA, LA, MS, SC); and Southwest (AZ, CA, CO, NM, NV, UT).

      Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act loans. The following schedule summarizes the change in the reserve for loan losses for the three months ended March 31, 2000 and 1999:

                                  Three Months Ended March 31,
                                  --------------------------
                                      2000         1999
                                  ------------ -------------
                                        (in thousands)
 Beginning balance                  $6,584        $3,259
 Provision for losses                1,317           798
 Net charge-offs                         -           (41)
                                 ------------ -------------
 Ending balance                      $7,901        $4,016
                                 ------------ -------------

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

                          Distribution of
                           Post-1996 Act
                           Delinquencies
                         ----------------
 By loan-to-value ratio:
   0.00% to 40.00%              7%
  40.01% to 50.00%             17%
  50.01% to 60.00%             45%
  60.01% to 70.00%             30%
  70.01% to 80.00%              1%
                         ----------------
 Total                        100%
                         ----------------



      As of March 31, 2000, the weighted average loan-to-value ratio of post-1996 Act loans was approximately 50 percent.


Supplemental Information

      The following tables set forth quarterly activity  regarding:  commitments
to  purchase  loans;   purchases  and  guarantees  of  loans;   AMBS  issuances;
delinquencies; and outstanding guarantees.


                   Commitments to Purchase or Guarantee Farmer Mac I Loans (1) (2)
-------------------------------------------------------------------------------------------------------
                              Long Term     5 and 7 Year
                              Fixed Rate      Balloons         ARMs           Total       Outstanding
                           -------------- --------------- -------------- --------------- --------------
                                                          (in thousands)
 For the quarter ended:
  March 31, 2000             $ 10,369        $ 16,835       $ 32,438        $ 59,642       $ 10,707
  December 31,1999            317,357           6,882         75,326         399,565         12,470
  September 30, 1999           26,623          19,384         34,170          80,177         17,010
  June 30, 1999                56,010          17,025         48,791         121,826         12,069
  March 31, 1999              137,200          14,774         45,249         197,223         22,501

 For the year ended:
  December 31, 1999           537,190          58,065        203,536         798,791         12,470
  December 31, 1998           302,227          48,412        502,283         852,922        431,544

               Purchases and Guarantees of Farmer Mac I Loans (1) (2)
----------------------------------------------------------------------------------------
                              Long Term     5 and 7 Year
                              Fixed Rate      Balloons         ARMs           Total
                           ------------------------------ --------------- --------------
                                                   (in thousands)
 For the quarter ended:
   March 31, 2000             $ 11,917       $ 13,185        $ 33,181       $ 58,283
   December 31, 1999           319,478          9,522          73,030        402,030
   September 30, 1999           26,670         14,862          29,029         70,561
   June 30, 1999                58,406         16,975          52,244        127,625
   March 31, 1999              257,632         15,817         329,099        602,548

 For the year ended:
   December 31, 1999           662,186         57,176         483,402      1,202,764
   December 31, 1998           164,436         48,086         211,737        424,259

                     Farmer Mac I AMBS Issuances (1) (3)
--------------------------------------------------------------------------------------
                             Long Term     5 and 7 Year
                             Fixed Rate      Balloons         ARMs           Total
                           --------------- -------------- ------------- --------------
                                                   (in thousands)
 For the quarter ended:
   March 31, 2000             $ 6,582       $ 14,616        $ 45,880       $ 67,078
   December 31, 1999          128,641          8,084          17,069        153,794
   September 30, 1999          95,121         33,532          24,744        153,397
   June 30, 1999                1,018              -          44,397         45,415
   March 31, 1999             134,405         16,271         191,307        341,983

 For the year ended:
   December 31, 1999          359,185         57,887         277,517        694,589
   December 31, 1998          165,383         51,941          84,322        301,646

                 Farmer Mac I Delinquencies (4) (5)
-------------------------------------------------------------------------

As of:                     Post-1996 Act   Pre-1996 Act       Total
                           --------------- -------------- ---------------

   March 31, 2000              1.36%          5.04%           1.56%
   December 31, 1999           0.94%          3.06%           1.06%
   September 30, 1999          1.56%          3.48%           1.72%
   June 30, 1999               1.03%          1.44%           1.07%
   March 31, 1999              1.59%          3.71%           1.81%

                                   Outstanding Loans Held or Guaranteed (5)
--------------------------------------------------------------------------------------------------------------------

                                             Farmer Mac I
                           -----------------------------------------
                                   Post-1996 Act
                           ----------------------------   Pre-1996        Farmer                       Held in
                             Loans/AMBS       LTSPC          Act          Mac II        Total       Portfolio (6)
                           ---------------- ----------- ------------  -------------  ------------ -----------------
                                                               (in thousands)
 As of:
  March 31, 2000            $1,339,393     $ 551,423     $ 107,403      $ 387,992     $2,386,211     $1,292,571
  December 31,1999           1,304,881       575,097       118,214        383,266      2,381,458      1,275,982
  September 30, 1999         1,137,037       367,934       130,452        377,663      2,013,179      1,209,512
  June 30, 1999              1,083,713       375,915       142,842        367,250      1,967,657      1,145,478
  March 31, 1999               963,032       390,520       157,710        345,927      1,857,189        817,690

(1)Includes loans guaranteed by Farmer Mac through swap transactions. Such transactions totaled $103.2 million in fourth quarter 1999 and $73.6 million in first quarter 1999.
(2)Includes guarantee transactions of $226.8 million committed to and executed in fourth quarter 1999, and $407.7 million committed to in fourth quarter 1998 and executed in first quarter 1999. The transactions, referred to as long-term standby purchase commitments (LTSPC), obligate Farmer Mac to purchase loans within the pool at par when they become four or more months delinquent. In exchange, Farmer Mac receives an annual commitment fee on the outstanding balance of the pool over the life of the loans.
(3)Includes AMBS issued and retained by Farmer Mac. Such transactions totaled $46.5 million in first quarter 2000, $50.6 million in fourth quarter 1999, $153.4 million in third quarter 1999, $45.4 million in second quarter 1999 and $268.4 million in first quarter 1999.
(4)Includes loans 90 days or more past due, in foreclosure or in bankruptcy.
(5)Pre-1996 Act loans back securities that are supported by unguaranteed subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Farmer Mac II loans are guaranteed by the U.S. Department of Agriculture.
(6)Included in total outstanding guarantees.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

   The registrant is not a party to any material pending legal proceedings.

Item 2.           Changes in Securities.
                  ----------------------

(a)   Not applicable

(b)   Not Applicable.

         (c) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to
           Section 3(a)(2) of the Securities Act of 1933.

           Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on January 19, 2000, Farmer Mac issued an aggregate of 450 shares of its Class C Non-Voting Common Stock at an issue price of $20.1875 per share to the 9 Directors who elected to receive such stock in lieu of their cash retainers.

           On February 3, 2000, Farmer Mac issued 2,615 restricted shares of its Class C Non-Voting Common Stock to an employee of Farmer Mac in connection with that employee's appointment as an officer of the Corporation.

        (d)  Not applicable.

Item 3.           Defaults upon Senior Securities.

   Not applicable.

Item 4.           Submission of Matters to a Vote of Stockholders.
                  ------------------------------------------------

   Not applicable.

Item 5.           Other Information.
                  ------------------

   None.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

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
                 1,  1993  between  Nancy  E.   Corsiglia  and  the   Registrant
                 (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

+*    10.3.4      - Amendment No. 4 dated  September 1, 1993 to Employment
                 Contract   between  Nancy  E.   Corsiglia  and  the  Registrant
                 (Previously filed as Exhibit 10.11 to Form 10-K filed March 30,
                 1994).

+*    10.3.5      - Amendment No. 5 dated as of September 1, 1994 to
                 Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).



*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.3.6     -  Amendment No. 6 dated as of September 1, 1995 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-Q filed November 10, 1995).

+*    10.3.7     -  Amendment No. 7 dated as of February 8, 1996 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-K filed March 29, 1996).

+*    10.3.8     -  Amendment No. 8 dated as of September 13, 1996 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.3.9     -  Amendment No. 9 dated as of August 7, 1997 to
                 Employment Contract between Nancy E. Corsiglia and the
                 Registrant (Form 10-Q filed November 14, 1997).

+*    10.3.10    -  Amendment No. 10 dated as of September 4, 1998 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant (Form
                 10-Q filed August 14, 1998).

+*    10.3.11    -  Amendment No. 11 dated as of September 3, 1999 to Employment
                 Contract between Nancy E. Corsiglia and the Registrant (Form
                 10-Q filed August 12, 1999).

+*    10.4       -  Employment Agreement dated September 13, 1989 between Thomas
                 R. Clark and the Registrant (Previously filed as Exhibit
                 10.6 to Form 10-K filed April 1, 1990).

+*    10.4.1     -  Amendment No. 1 dated  February 14, 1991 to Employment
                 Agreement   between   Thomas  R.   Clark  and  the   Registrant
                 (Previously  filed as Exhibit  10.9 to Form 10-K filed April 1,
                 1991).

+*    10.4.2     -  Amendment to Employment Contract dated as of September
                 1, 1993 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed November 15, 1993).

+*    10.4.3     -  Amendment No. 3 dated  September 1, 1993 to Employment
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




*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+*    10.4.5     -Amendment No. 5 dated as of September 1, 1995 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-Q filed November 10, 1995).

+*    10.4.6     -Amendment No. 6 dated as of February 8, 1996 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-K filed March 29, 1996).

+*    10.4.7     -Amendment No. 7 dated as of September 13, 1996 to
                 Employment Contract between Thomas R. Clark and the
                 Registrant (Form 10-Q filed November 10, 1996).

+*    10.4.8     -Amendment No. 8 dated as of August 7, 1997 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-Q filed November 14, 1997).

+*    10.4.9     -Amendment No. 9 dated as of September 4, 1998 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-Q filed August 14, 1998).

+*    10.4.10    -Amendment No. 10 dated as of September 3, 1999 to Employment
                 Contract between Thomas R. Clark and the Registrant (Form
                 10-Q filed August 12, 1999).

+*    10.5       -Employment Contract dated as of September 1, 1997 between
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

+*    10.5.2     -Amendment No. 2 dated as of September 3, 1999 to
                 Employment Contract between Tom D. Stenson and the
                 Registrant (Form 10-Q filed August 12, 1999).

+**   10.6       -Employment Agreement dated February 1, 2000 between Jerome
                 G. Oslick and the Registrant.


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
                 Agriculture's) Regions (Previously filed as Exhibit 1.1 to
                 Form 10-K filed April 1, 1991).

       (b)       Reports on Form 8-K.

            The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.











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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


May 11, 2000

                   By:          /s/ Henry D. Edelman
                           -----------------------------------------------------
                           Henry D. Edelman
                           President and Chief Executive Officer
                           (Principal Executive Officer)



                               /s/ Nancy E. Corsiglia
                           -----------------------------------------------------
                            Nancy E. Corsiglia
                            Vice President-Treasurer and Chief Financial Officer
                           (Principal Financial Officer)

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                                     UNDER



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                                  Exhibit Index


10.6  -     Employment Agreement dated February 1, 2000 between Jerome G.
                 Oslick and the Registrant.