Form 10-Q
period 2000-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2000-08-14
CIK 845877

            As filed with the Securities and Exchange Commission on
--------------------------------------------------------------------------------
                             August 14, 2000

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                               FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.     Commission File Number 0-17440

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

      As of August 14, 2000, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,587,295 shares of Class C Non-Voting Common Stock outstanding.

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

      Consolidated Balance Sheets at June 30, 2000 and December 31, 1999...... 3
      Consolidated Statements of Operations for the three and six months ended
        June 30, 2000 and 1999................................................ 4
      Consolidated Statements of Cash Flows for the six months ended June 30,
        2000 and 1999........................................................  5

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                       June 30, 2000      December 31, 1999
                                                                     -----------------    -----------------
                                                                                (in thousands)
 Assets:
   Cash and cash equivalents                                            $ 372,458            $ 336,282
   Investment securities                                                  903,205              847,220
   Farmer Mac guaranteed securities                                     1,347,035            1,306,223
   Loans                                                                   18,714               38,509
   Interest receivable                                                     42,650               42,900
   Guarantee fees receivable                                                3,944                4,358
   Prepaid expenses and other assets                                       15,314               14,918
                                                                    ------------------  -------------------
       Total Assets                                                   $ 2,703,320          $ 2,590,410
                                                                    ------------------  -------------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                              $ 1,832,888          $ 1,722,061
     Due after one year                                                   741,251              750,337
                                                                    ------------------  -------------------
       Total notes payable                                              2,574,139            2,472,398
   Accrued interest payable                                                19,616               18,549
   Accounts payable and accrued expenses                                    7,138                5,736
   Reserve for losses                                                       8,958                6,584
                                                                    ------------------  -------------------
       Total Liabilities                                                2,609,851            2,503,267

 Stockholders' Equity:
   Common stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding at June 30,
       2000 and December 31, 1999.                                          1,031                1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding at June 30,
       2000 and December 31, 1999.                                            500                  500
     Class C Non-Voting, $1 par value, no maximum authorization,
       9,587,295 and 9,370,961 shares issued and outstanding
       at June 30, 2000 and December 31, 1999.                              9,587                9,371
   Additional paid-in capital                                              72,731               71,097
   Accumulated other comprehensive loss                                    (2,012)              (1,657)
   Retained earnings                                                       11,632                6,801
                                                                    ------------------  -------------------
       Total Stockholders' Equity                                          93,469               87,143
                                                                    ------------------  -------------------
   Total Liabilities and Stockholders' Equity                         $ 2,703,320          $ 2,590,410
                                                                    ------------------  -------------------

                                See accompanying notes to consolidated financial statements.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME





                                                     Three Months Ended                Six Months Ended
                                               ------------------------------  -------------------------------
                                               June 30, 2000    June 30, 1999   June 30, 2000   June 30, 1999
                                               --------------  --------------  ---------------  --------------
                                                         (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                 $ 23,040        $ 15,888       $ 44,998       $ 31,304
   Farmer Mac guaranteed securities                   23,398          14,287         45,092         23,589
   Loans                                                 506           1,356          1,746          4,673
                                               --------------  -------------- -------------- --------------
     Total interest income                            46,944          31,531         91,836         59,566
 Interest expense                                     42,700          27,584         82,976         52,039
                                               --------------  -------------- -------------- --------------
 Net interest income                                   4,244           3,947          8,860          7,527

 Other income:
   Guarantee fees                                      2,755           1,644          5,337          3,109
   Miscellaneous                                         (10)            132            172            198
                                               --------------  -------------- -------------- --------------
 Total other income                                    2,745           1,776          5,509          3,307
                                               --------------  -------------- -------------- --------------
 Total revenues                                        6,989           5,723         14,369         10,834

 Expenses:
   Compensation and employee benefits                  1,065           1,268          2,316          2,260
   Regulatory fees                                       151             142            301            210
   General and administrative                            882             886          1,889          1,744
                                               --------------  -------------- -------------- --------------

     Total operating expenses                          2,098           2,296          4,506          4,214

   Provision for losses                                1,057             862          2,374          1,660
                                               --------------  -------------- -------------- --------------
 Total expenses                                        3,155           3,158          6,880          5,874
                                               --------------  -------------- -------------- --------------
 Income before income taxes                            3,834           2,565          7,489          4,960

 Income tax expense                                    1,362             873          2,659          1,687
                                               --------------  -------------- -------------- --------------
 Net income                                          $ 2,472         $ 1,692        $ 4,830        $ 3,273
                                               --------------  -------------- -------------- --------------
 Earnings per share:
   Basic earnings per share                           $ 0.22          $ 0.16         $ 0.44         $ 0.31
   Diluted earnings per share                         $ 0.22          $ 0.15         $ 0.43         $ 0.29


                                  See accompanying notes to consolidated financial statements.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Six Months Ended June 30,
                                                                      -------------------------------------
                                                                              2000               1999
                                                                      ------------------ ------------------
                                                                                  (in thousands)
 Cash flows from operating activities:
   Net income                                                                $4,830            $ 3,273
   Adjustments to reconcile net income to cash provided by
    operating activities:
    Amortization of investment premiums and discounts                           952              2,407
    Decrease (increase) in interest receivable                                  250             (9,164)
    Decrease (increase) in guarantee fees receivable                            414               (763)
    Increase in prepaid expenses and other assets                              (480)            (2,811)
    Amortization of debt premiums, discounts and issuance costs              56,595             37,516
    Increase in accrued interest payable                                      1,067              4,339
    Increase in accounts payable and accrued expenses                         1,403                 37
    Provision for losses                                                      2,374              1,660
                                                                      ------------------ ------------------
    Net cash provided by operating activities                                67,405             36,494

 Cash flows from investing activities:
   Purchases of available-for-sale investments                             (127,445)          (322,255)
   Purchases of investment securities                                        (2,585)            (6,267)
   Purchases of Farmer Mac guaranteed securities                           (263,126)          (429,509)
   Purchases of loans                                                      (174,017)          (250,259)
   Proceeds from repayment of available-for-sale investments                 67,352            163,352
   Proceeds from repayment of investment securities                           4,311             43,248
   Proceeds from repayment of Farmer Mac guaranteed securities              292,389            181,393
   Proceeds from repayment of loans                                             243              5,156
   Proceeds from sale of loans                                              124,568                  -
                                                                      ------------------ ------------------
    Net cash used by investing activities                                   (78,310)          (615,141)

 Cash flows from financing activities:
   Proceeds from issuance of discount notes                              31,585,245         41,052,812
   Proceeds from issuance of medium-term notes                               66,058            147,581
   Payments to redeem discount notes                                    (31,583,511)       (40,587,985)
   Payments to redeem medium-term notes                                     (22,560)           (28,800)
   Proceeds from common stock issuance                                        1,849                812
                                                                      ------------------ ------------------
    Net cash provided by financing activities                                47,081            584,420
                                                                      ------------------ ------------------
   Net increase in cash and cash equivalents                                 36,176              5,773

   Cash and cash equivalents at beginning of period                         336,282            540,626
                                                                      ------------------ ------------------
   Cash and cash equivalents at end of period                             $ 372,458          $ 546,399
                                                                      ------------------ ------------------

                                See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies.

(a)   Cash and Cash Equivalents

      Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows using the indirect method of presentation. The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2000 and 1999.

                                                                            Six Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                            2000         1999
                                                                       ------------- ------------
                                                                             (in thousands)
 Cash paid for:
  Interest                                                               $ 25,800     $ 13,143
  Income taxes                                                              3,225     $  2,737
 Non-cash activity:
  Real estate owned acquired through foreclosure                                -          578
  Loans securitized and retained as Farmer Mac guaranteed securities       68,122    $ 313,801
  Loans acquired in exchange for AMBS                                           -    $  73,597


(b)   Loans

      At June 30, 2000, loans held by Farmer Mac included $15.8 million held for sale and $2.9 million held for investment. At December 31, 1999, loans held by Farmer Mac included $21.4 million held for sale and $17.1 million held for investment.

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

(d)   Earnings Per Share

      Basic earnings per share are based on the weighted average common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The following schedule reconciles basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999:


                                          June 30, 2000                         June 30, 1999
                               ------------------------------------  ------------------------------------
                                              Dilutive                             Dilutive
                                               stock      Diluted                   stock      Diluted
                                Basic EPS     options      EPS         Basic EPS   options       EPS
                               ------------------------------------  ------------------------------------
                               (in thousands, except per share amounts)
 Three months ended:
   Net income                   $ 2,472         $ -     $ 2,472         $ 1,692       $ -     $ 1,692
   Weighted average shares       11,073         265      11,338          10,818       419      11,237
   Earnings per share           $  0.22                 $  0.22         $  0.16               $  0.15

 Six months ended:
   Net income                   $ 4,830         $ -     $ 4,830         $ 3,273       $ -     $ 3,273
   Weighted average shares       10,997         339      11,336          10,810       399      11,209
   Earnings per share           $  0.44                 $  0.43         $  0.31               $  0.29



(e)   Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.  Off-Balance Sheet Financial Instruments

      In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell loans, the issuance of its guarantee and the use of interest-rate contracts and hedge instruments. At June 30, 2000, outstanding commitments to purchase Farmer Mac I and II loans totaled $14.4 million. There were $20.0 million of commitments outstanding to sell loans at June 30, 2000. For information regarding the off-balance sheet risks associated with off-balance sheet guarantees, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk." For information related to the use of interest-rate contracts and hedge instruments, see Note 1 (c) and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk."

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No.133 must be applied to (a) free-standing derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998. Farmer Mac is currently assessing the impact of adopting SFAS No. 133 on its financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

Note 3.  Comprehensive Income

      Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and six months ended June 30, 2000 and 1999. Comprehensive income is net of the related tax benefit/(expense) of $(1.4) million and $253 thousand for the three and six months ended June 30, 2000, respectively, and $577 thousand and $346 thousand for the three and six months ended June 30, 1999, respectively.


                                                       Three Months Ended          Six Months Ended
                                                            June 30,                    June 30,
                                                   -------------------------- ------------------------
                                                       2000         1999          2000         1999
                                                   ----------- -------------- ------------ -----------
                                                                      (in thousands)
 Net income                                         $ 2,472        $ 1,692      $ 4,830     $ 3,273
 Change in unrealized gain (loss) on securities
   available-for-sale, net of taxes                   2,529         (1,121)        (355)       (671)
                                                   ----------- -------------- ------------ -----------
 Comprehensive income                               $ 5,001          $ 571      $ 4,475     $ 2,602
                                                   ----------- -------------- ------------ -----------








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

Results of Operations

      Overview. Net income totaled $2.5 million for second quarter 2000, or $0.22 per share on a diluted basis, compared to $1.7 million, or $0.15 per share, for second quarter 1999. Earnings per share for the second quarter increased 45 percent over second quarter 1999.

      Farmer Mac's revenue growth continued in the second quarter of 2000, reflecting the effect of outstanding guarantee volume 34 percent higher than one year ago, and the annuity-like flow of guarantee income generated by program assets. Qualified loan purchases and guarantees increased from depressed first quarter levels, with combined volume in the second quarter up 116 percent over the prior quarter. New guarantee and loan purchase volume during the quarter increased but a modest 5 percent above the 1999 second quarter level, largely due to the continuation of unfavorable economic conditions in the agricultural sector during the past fall and winter, as well as higher interest rates. The combination of continuing low agricultural commodity prices and substantial government payments to farmers has slowed demand for new mortgages across all sectors of the agricultural lending industry. In addition to slowing down the demand for mortgage lending in general, rising interest rates have also caused a shift in borrower demand from fixed rate to variable rate mortgages that many agricultural lenders have traditionally chosen to hold in portfolio, further reducing the supply of mortgages for sale into the secondary market.

      During the first half of 2000, Farmer Mac focused its marketing resources on laying the groundwork for portfolio transactions, in an effort to stimulate interest in the use by portfolio lenders of sale, swap and standby transactions to more efficiently leverage their capital and diversify the credit risks in their portfolios. These types of transactions tend to cluster toward year-end, and Faremr Mac anticipates that guarantee and loan purchase volume will pick up during the second half of this year.

      Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income was $4.2 million for second quarter 2000, and $8.9 million year-to-date 2000, compared to $3.9 million and $7.5 million for the same periods in 1999. The increase in net interest income was primarily attributable to increases in the balance of program assets, driven by Farmer Mac's retention of AMBS. The following table provides information regarding the average balances and rates of interest-earning assets and funding for the six months ended June 30, 2000 and 1999. The decrease in net interest yield from the first six months of 1999 to the first six months of 2000, as reflected in the table below, was due to a combination of generally higher debt spreads, a greater proportion of higher-rate long-term debt, as well as tighter spreads on short-term and variable rate investments and on Farmer Mac guaranteed securities.



                                                                             Six Months Ended June 30,
                                              ---------------------------------------------------------------------------------
                                                                2000                                     1999
                                              -------------------------------------   -----------------------------------------
                                                 Average      Income/     Average        Average        Income/     Average
                                                 Balance      Expense       Rate         Balance        Expense       Rate
                                              ------------  -----------  ----------   ------------    -----------   -----------
                                                                          (dollars in thousands)
 Assets:
   Cash and cash equivalents                      525,180      15,967      6.08%        $ 577,965      $ 14,222       4.92%
   Investments                                    895,793      29,031      6.48%          640,837        17,082       5.33%
   Farmer Mac guaranteed securities             1,304,552      45,092      6.91%          723,232        23,589       6.52%
   Loans                                           44,121       1,746      7.92%          143,941         4,673       6.49%
                                              -----------   ------------  ----------  -------------   -----------   -----------
    Total interest earning assets               2,769,646      91,836      6.63%        2,085,975        59,566       5.71%
                                                                                      -------------
 Liabilities and Stockholders' Equity:
   Notes and bonds, net                         2,713,254      82,976      6.12%        2,018,545        52,039       5.16%
                                              ------------                            -------------
    Total liabilities                           2,713,254                               2,018,545
   Non-interest bearing funding                    56,392           -      0.00%           67,430             -       0.00%
                                              ------------  -----------  -----------  -------------   -----------   -----------
    Total liabilities and stockholders'
       equity                                   2,769,646      82,976      5.99%        2,085,975        52,039       4.99%
                                              ------------  -----------  -----------  -------------   -----------   -----------
   Net interest income/spread                                   8,860      0.64%                          7,527       0.72%
                                                            -----------  -----------                  -----------   -----------
   Net yield on interest-earning assets                                    0.64%                                      0.72%
                                                                         -----------                                -----------



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


                                                     Six Months Ended June 30, 2000
                                                      Compared to Six Months Ended
                                                              June 30, 1999
                                                 -----------------------------------------
                                                        Increase/(Decrease) Due to
                                                 -----------------------------------------
                                                    Rate          Volume         Total
                                                 ------------  -------------- ------------
                                                              (in thousands)
 Income from interest-earning assets
   Cash and cash equivalents                        3,130         (1,384)        1,746
   Investments                                      4,202          7,747        11,949
   Farmer Mac guaranteed securities                 1,488         20,015        21,503
   Loans                                              854         (3,781)       (2,927)
                                                ------------  -------------  ------------
    Total                                           9,674         22,597        32,271
   Expense from interest-bearing liabilities       10,864         20,074        30,938
                                                ------------  -------------  ------------
   Change in net interest income                   (1,190)         2,523         1,333
                                                ------------  -------------  ------------


      Other Income. Other income, which is comprised of guarantee fee income and miscellaneous income, totaled $2.7 million for second quarter 2000 and $5.5 million for year-to-date 2000, compared to $1.8 million and $3.3 million, respectively, in 1999. Guarantee fee income, the largest component of other income, was $2.8 million for second quarter 2000, as compared to $1.6 million for second quarter 1999. The relative increases in guarantee fees reflect an increase in the average balance of outstanding guarantees. Miscellaneous income showed a loss of $10 thousand for second quarter 2000, compared to income of $132 thousand for second quarter 1999.

      Expenses. During the second quarter 2000, operating expenses totaled $2.1 million compared to $2.3 million for second quarter 1999. Operating expenses also declined as a percentage of total revenues for the same quarters to 30 percent from 40 percent, respectively.

      Farmer Mac's provision for principal and interest losses was $1.1 million for second quarter 2000, and $2.4 million for year-to-date 2000, compared to $862 thousand and $1.7 million, respectively, for 1999. At June 30, 2000, Farmer Mac's reserve for losses totaled $8.96 million, or 0.46 percent of outstanding post-1996 Act loans, compared to $4.9 million (0.34 percent) at June 30, 1999.

      Income Tax Expense. The provision for income taxes totaled $1.4 million for second quarter 2000, and $2.7 million year-to-date, compared to $873 thousand and $1.7 million for the same periods in 1999. Farmer Mac's effective tax rate for the six months ended June 2000 and 1999 was 35.5 percent and 34.0 percent, respectively.

      Business Volume. The following table sets forth the amount of loans purchased or guaranteed, and AMBS issued during the periods indicated:


                                            Three Months Ended June 30,            Six Months Ended June 30,
                                       ----------------------------------   -------------------------------------
                                             2000              1999               2000                1999
                                       ------------------  --------------   -----------------   -----------------
                                                                   (in thousands)
 Purchase and guarantee volume:
    Farmer Mac I
      Cash window                         $  45,578         $ 127,625           $ 103,861           $ 248,875
      Swap transactions                           -                 -                   -              73,597
      LTSPC                                  34,409                 -              34,409             407,701
    Farmer Mac II                            94,870            39,433             117,440              69,399
                                       ------------------  --------------   -----------------   -----------------
 Total loans purchased or
   guaranteed                             $ 174,857         $ 167,058           $ 255,710           $ 799,572
                                       ------------------  --------------   -----------------   -----------------
 AMBS issuances:
    Retained                              $  21,655         $  45,415           $  68,122           $ 313,801
    Sold                                    103,956                 -             124,568                   -
    Swap transactions                             -                 -                   -              73,597
                                       ------------------  --------------   -----------------   -----------------
    Total AMBS issuances                  $ 125,612         $  45,415           $ 192,690           $ 387,398
                                       ------------------  --------------   -----------------   -----------------

                                                                            -----------------   -----------------
 Total loans held or guaranteed                                               $ 2,516,041         $ 2,029,357
                                                                            -----------------   -----------------


      See "Overview" for a discussion regarding changes in the amount of loans purchased and guaranteed by Farmer Mac.

      Indicators of future purchase and guarantee volume, particularly cash window activity, include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the seller to pay a fee to extend or cancel the commitment. At June 30, 2000, outstanding commitments to purchase Farmer Mac I loans totaled $8.6 million, compared to $12.1 million at June 30, 1999. Of the total commitments outstanding at June 30, 2000 and 1999, $4.8 million and $1.2 million, respectively, were optional commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $117.3 million at June 30, 2000, compared to $208.5 million at June 30, 1999. Not all of these loans are expected to be purchased, as Farmer Mac expects to deny some for credit reasons and to have others withdrawn by the seller.

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

Balance Sheet Review

      Total assets grew by $112.9 million over the first half of 2000, due to a $92.2 million increase in non-program assets (cash and cash equivalents and investments), and a $21.0 million increase in on-balance sheet program assets (Farmer Mac guaranteed securities and loans. For further information regarding both on- and off-balance sheet guaranteed securities, see "Supplemental Information."

      Total liabilities increased by $106.6 million from December 31, 1999 to June 30, 2000 due to growth in notes payable, which corresponded to the net increase in program and non-program assets. Medium-term notes, including discount notes converted to long-term debt through interest-rate swap contracts, totaled $841.7 million at June 30, 2000, compared to $797.5 million at December 31, 1999. The increase in medium-term notes corresponds to AMBS issued and retained by Farmer Mac during the first two quarters.

      During the first six months of 2000, stockholders' equity increased by $6.3 million as a result of net income earned during that time, and the reduction of an unrealized loss on available-for-sale securities, which are marked-to-fair value through equity. Farmer Mac's regulatory core capital, which excludes unrealized gains and losses on available-for-sale securities, totaled $95.5 million at June 30, 2000 compared to $88.8 million at December 31, 1999. The capital balance at June 30, 2000 exceeded Farmer Mac's regulatory minimum capital requirements by $12.0 million. Farmer Mac's current surplus capital would support additional asset growth in amounts ranging from $438 million of on-balance sheet assets to $1.6 billion of off-balance sheet assets based on existing minimum capital requirements. Furthermore, Farmer Mac has an even greater ability to replace on-balance sheet non-program assets with on- and off-balance sheet program assets and, ultimately, to sell on-balance sheet program assets in order to support increases in off-balance sheet program activities.

      Return on average equity increased to 11.0 percent during second quarter 2000, compared to 8.7 percent during fourth quarter 1999.

Risk Management

      Interest Rate Risk. Farmer Mac's asset and liability management objective is to limit the effect of changes in interest rates on its equity and earnings to within acceptable risk tolerance levels. In doing so, Farmer Mac enters into off-balance sheet derivative financial instruments, including interest-rate swaps and caps (collectively "interest-rate contracts"), forward sale contracts involving GSE debt securities and futures contracts involving U.S. Treasury securities. Interest-rate contracts are used to synthetically alter the interest rate characteristics of specific investments or debt such that the interest rate characteristics of Farmer Mac's investments and debt are better matched. At June 30, 2000, the notional amount of interest-rate contracts was $864.1 million compared to $769.5 million at December 31, 1999. Farmer Mac uses forward sale and futures contracts to reduce its interest rate risk exposure to loans committed or purchased and not yet sold or funded as retained investments, which totaled $3.8 million at June 30, 2000 and $19.7 million at December 31, 1999. At June 30, 2000, the notional amount of outstanding forward sale and futures contracts totaled $3.7 million, compared to $16.7 million at December 31, 1999.

     Farmer Mac monitors its exposure to interest rate risk by measuring the sensitivity of its market value of equity (MVE) to an immediate and permanent parallel shift in the Treasury yield curve. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis at June 30, 2000 and December 31, 1999. The increase in MVE sensitivity in the increasing interest rate scenarios reflects an increase in the amount of short-term debt at June 30, 2000 as compared to December 31, 1999 (see "Balance Sheet Review").


                       Percentage Change in MVE from
                                 Base Case
                      --------------------------------
       Interest Rate      June 30,     December 31,
          Scenario         2000            1999
      --------------- -------------  -----------------
        + 300 bp          -18.8%          -9.4%
        + 200 bp          -12.3%          -5.6%
        + 100 bp           -5.7%          -2.1%
        - 100 bp            3.3%          -1.1%
        - 200 bp            3.5%          -6.5%
        - 300 bp            1.2%         -15.0%


      Credit Risk. The outstanding principal balance of those loans held or guaranteed by Farmer Mac as of June 30, 2000 and December 31, 1999 is summarized in the table below.


                    June 30, 2000    December 31, 1999
                  ------------------ -----------------
                             (in thousands)
 Farmer Mac I:
   Post-1996 Act     $1,948,275       $ 1,879,978
   Pre-1996 Act         100,414           118,214
 Farmer Mac II          467,352           383,266
                  ------------------ -----------------
   Total             $2,516,041       $ 2,381,458
                  ------------------ -----------------



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

      At June 30, 2000, post-1996 Act loans that were 90 days or more past due represented 1.16 percent of the principal amount of all post-1996 Act loans, compared to 1.03 percent at June 30, 1999 and 0.94 percent at December 31, 1999. Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter as demonstrated by the increase in such rate at June 30, 2000 as compared to December 31, 1999, Higher levels are likely to be reported during the first and third quarters of each year due to the semiannual payment characteristics of most Farmer Mac loans. For the remainder of 2000 and into 2001, preliminary steps already taken by Congress to provide additional income support to the agricultural sector, by providing for the authorization of approximately $7 billion in new farm assistance in the federal budget, should help to moderate delinquencies.

      The following table segregates the post-1996 Act delinquencies at June 30, 2000 by year of origination, geographic region and commodity.


                                        Distribution of       Delinquency
                                           Post-1996             Rate
                                     --------------------  -----------------
 By year of origination:
  Before 1996                                 38%                0.41%
  1996                                         9%                6.28%
  1997                                        11%                2.22%
  1998                                        19%                0.99%
  1999                                        19%                0.00%
  2000                                         4%                0.00%
                                        ----------------
 Total                                       100%                1.16%
                                        ----------------
 By geographic region: (1)
  Mid-north                                   18%                0.26%
  Mid-south                                    3%                0.00%
  Northeast                                    2%                1.57%
  Northwest                                   42%                1.77%
  Southeast                                    1%                9.72%
  Southwest                                   34%                0.69%
                                        ----------------
 Total                                       100%                1.16%
                                        ----------------
 By commodity:
  Crops                                      53%                 1.41%
  Livestock                                  20%                 1.38%
  Permanent plantings                        25%                 0.54%
  Other                                       2%                 0.00%
                                        ----------------
 Total                                      100%                 1.16%
                                        ----------------

 (1) Geographic  regions - Mid-North (IA,  IL, IN,  MI, MN, MO, WI);   Mid-South
     (KS, OK, TX); Northeast(CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI,
     TN, VA, VT, WV);  Northwest(ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL,
     AR, FL, GA, LA, MS, SC); and Southwest (AZ, CA, CO, NM, NV, UT).


      Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act loans. The following schedule summarizes the change in the reserve for loan losses for the three months ended June 30, 2000 and 1999:


                                      Three Months Ended        Six Months Ended
                                           June 30,                  June 30,
                                  -------------------------- -------------------------
                                      2000          1999         2000         1999
                                  ------------ ------------- ------------ ------------
                                                     (in thousands)
 Beginning balance                   $7,901        $4,016       $6,584       $3,259
 Provision for losses                 1,057           862        2,374        1,660
 Net recoveries (charge-offs)             -            37            -           (4)
                                  ------------ ------------- ------------ ------------
 Ending balance                      $8,958        $4,915       $8,958       $4,915
                                  ------------ ------------- ------------ ------------


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



                           Distribution of
                            Post-1996 Act
                            Delinquencies
                           ----------------
 By loan-to-value ratio:
   0.00% to 40.00%                8%
  40.01% to 50.00%               16%
  50.01% to 60.00%               46%
  60.01% to 70.00%               29%
  70.01% to 80.00%                1%
                           ----------------
 Total                          100%
                           ----------------


      As of June 30, 2000, the weighted average loan-to-value ratio of post-1996 Act loans was approximately 56 percent.

Supplemental Information

      The following tables set forth quarterly activity  regarding:  commitments
to  purchase  loans;   purchases  and  guarantees  of  loans;   AMBS  issuances;
delinquencies; and outstanding guarantees.



                    Commitments to Purchase or Guarantee Farmer Mac I Loans (1) (2)
-------------------------------------------------------------------------------------------------------
                               Long-Term       5 and 7 Year
                               Fixed Rate        Balloons        ARMs         Total      Outstanding
                             -------------   ----------------  --------     ---------   --------------
                                                          (in thousands)
 For the quarter ended:
  June 30, 2000                 $ 45,838         $ 2,822       $ 32,361      $ 81,021        $ 8,641
  March 31, 2000                  10,369          16,835         32,438        59,642         10,707
  December 31,1999               317,357           6,882         75,326       399,565         12,470
  September 30, 1999              26,623          19,384         34,170        80,177         17,010
  June 30, 1999                   56,010          17,025         48,791       121,826         12,069

 For the year ended:
  December 31, 1999              537,190          58,065        203,536       798,791         12,470
  December 31, 1998              302,227          48,412        502,283       852,922        431,544






                   Purchases and Guarantees of Farmer Mac I Loans (1) (2)
----------------------------------------------------------------------------------------
                                Long-Term      5 and 7 Year
                                Fixed Rate        Balloon         ARMs        Total
                           ----------------- ---------------- ----------- --------------
                                                     (in thousands)
 For the quarter ended:
   June 30, 2000                 $ 43,508        $ 5,702        $ 30,777     $ 79,987
   March 31, 2000                  11,917         13,185          33,181       58,283
   December 31, 1999              319,478          9,522          73,030      402,030
   September 30, 1999              26,670         14,862          29,029       70,561
   June 30, 1999                   58,406         16,975          52,244      127,625

 For the year ended:
   December 31, 1999              662,186         57,176         483,402    1,202,764
   December 31, 1998              164,436         48,086         211,737      424,259












                        Farmer Mac I AMBS Issuances (1) (3)
----------------------------------------------------------------------------------------
                                Long-Term      5 and 7 Year
                                Fixed Rate        Balloon         ARMs        Total
                           ----------------- ---------------- ----------- --------------
                                                     (in thousands)
 For the quarter ended:
   June 30, 2000                 $ 15,122        $ 4,950        $ 36,748       $ 56,820
   March 31, 2000                   6,582         14,616          45,880         67,078
   December 31, 1999              128,641          8,084          17,069        153,794
   September 30, 1999              95,121         33,532          24,744        153,397
   June 30, 1999                    1,018              -          44,397         45,415

 For the year ended:
   December 31, 1999              359,185         57,887         277,517        694,589
   December 31, 1998              165,383         51,941          84,322        301,646

                   Farmer Mac I Delinquencies (4) (5)
-------------------------------------------------------------------------
                            Post-1996 Act    Pre-1996 Act       Total
                           ---------------  --------------   -------------
 As of:
   June 30, 2000                 1.16%          4.03%           1.30%
   March 31, 2000                1.36%          4.90%           1.55%
   December 31, 1999             0.94%          3.06%           1.06%
   September 30, 1999            1.56%          3.48%           1.72%
   June 30, 1999                 1.03%          1.44%           1.07%

                                  Outstanding Guarantees (5)
----------------------------------------------------------------------------------------------------------------------
                                          Farmer Mac I
                           ---------------------------------------------
                                   Post-1996 Act
                           ------------------------------   Pre-1996        Farmer                         Held in
                               AMBS           LTSPC            Act          Mac II          Total       Portfolio (6)
                           -------------- --------------- -------------- -------------- --------------- --------------
                           (in thousands)
 As of:
  June 30, 2000             $ 1,354,623     $ 575,143       $ 100,414     $ 467,352      $ 2,497,532     $ 1,292,359
  March 31, 2000              1,310,710       551,423         107,403       387,992        2,357,528       1,268,889
  December 31,1999            1,266,522       575,097         118,214       383,266        2,343,099       1,237,623
  September 30, 1999          1,118,266       367,934         130,452       377,663        1,994,315       1,190,741
  June 30, 1999                 984,538       375,915         142,842       367,250        1,870,545       1,046,303


(1)Includes loans guaranteed by Farmer Mac through swap transactions. Such transactions totaled $103.2 million in fourth quarter 1999 and $73.6 million in first quarter 1999.

(2)Includes   guarantee   transactions  of  $34.4  million  and  $226.8  million
   committed to and executed in second  quarter  2000 and fourth  quarter  1999, respectively,  and $407.7  million  committed  to in fourth  quarter 1998 and executed in first quarter 1999.  The  transactions,  referred to as long-term standby purchase commitments  (LTSPC),  obligate Farmer Mac to purchase loans within the pool at par when they become four or more  months  delinquent.  In exchange,  Farmer Mac receives an annual  commitment  fee on the  outstanding balance of the pool over the life of the loans.

(3)Includes  AMBS issued and retained by Farmer Mac. Such  transactions  totaled
   $21.7 million in second quarter 2000, $46.5 million in first quarter 2000, $50.6 million in fourth quarter 1999, $153.4 million in third quarter 1999, and $45.4 million in second quarter 1999.

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

          Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on April 11, 2000, Farmer Mac issued an aggregate of 590 shares of its Class C Non-Voting Common Stock at an issue price of $15.50 per share to the 9 Directors who elected to receive such stock in lieu of their cash retainers.

          On June 1, 2000, Farmer Mac issued an aggregate 44,159 shares of its Class C Non-Voting Common Stock at an issue price of $15.125 per share to the officers of Farmer Mac as incentive compensation.

          On June 30, 2000, Farmer Mac cancelled 1,800 restricted shares of its Class C Non-Voting Common Stock due to the resignation of the employee to whom such shares were granted prior to the vesting of such shares.

          During the second quarter of 2000, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 407,286 shares of Class C Non-Voting Common Stock, at an exercise price of $15.125 per share to employees, officers and directors.

        (d)  Not applicable.

Item 3.           Defaults upon Senior Securities.

   Not applicable.

Item 4.           Submission of Matters to a Vote of Stockholders.
                  ------------------------------------------------

       (a) Farmer Mac's Annual Meeting of Stockholders was held on June 1, 2000.

       (b) See paragraph (c)(1) below.

       (c)  (1)  Election of Directors - Class A Nominees

                                         Number of Shares

                                        For        Withheld
                                     ------------------------
                        Hemingway     699,588         11,400
                        Johnson       701,388          9,600
                        Mulder        701,788          9,200
                        Nolan         700,988         10,000
                        Paul          701,188          9,800

         Class B Nominees

                                         Number of Shares

                                        For        Withheld
                                      ----------------------
                        DeBriyn       462,765            300
                        Graff         462,765            300
                        McCarthy      462,865            200
                        Nelson        462,765            300
                        Raines        462,765            300


              (2)  Selection of Independent Auditors (Arthur Andersen LLP)

        Class A Stockholders:

                                          Number of Shares
                                          ----------------
                        For                     702,388
                        Against                   5,800
                        Abstain                   2,800



                  Class B Stockholders:

                                          Number of Shares
                                          ----------------
                        For                     462,965
                        Against                       0
                        Abstain                     100


        (d) Not applicable.

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

+** 10.2.9 -  Amendment No. 9 dated  as  of  June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant.

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

+*  10.3.7 -  Amendment No.7 dated as of February 8, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

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

+** 10.3.12-  Amendment  No. 12 dated  as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant .


*   Incorporated by reference to the indicated  prior filing.
**  Filed herewith
+   Management contract or compensatory plan.

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

+*  10.4.6 -  Amendment No.6 dated as of February 8, 1996 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-K filed March 29, 1996).

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

+** 10.4.11-  Amendment  No. 11 dated as  of June 1, 2000 to Employment Contract between Thomas R. Clark and the Registrant.


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

+** 10.5.3 -  Amendment  No.  3 dated as of  June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant.

+*  10.6   -  Employment  Agreement dated  February  1, 2000  between Jerome  G.
              Oslick and the Registrant (Form 10-Q filed May 11, 2000).

+** 10.6.1 -  Amendment  No. 1 dated  as  of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant.

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
              Regions (Previously filed as  Exhibit 1.1 to Form 10-K filed April
              1, 1991).

    (b)       Reports on Form 8-K.

            The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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


August 14, 2000

                      By:        /s/ Henry D. Edelman
                            --------------------------------------------------
                            Henry D. Edelman
                            President and Chief Executive Officer
                            (Principal Executive Officer)


                                /s/ Nancy E. Corsiglia
                            --------------------------------------------------
                            Nancy E. Corsiglia
                            Vice President-Treasurer and Chief Financial Officer (Principal Financial Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 14, 2000

                      By:
                            --------------------------------------------------
                            Henry D. Edelman
                            President and Chief Executive Officer
                            (Principal Executive Officer)

                            --------------------------------------------------
                            Nancy E. Corsiglia
                            Vice President-Treasurer and Chief Financial Officer (Principal Financial Officer)

                                  Exhibit Index

10.2.9   -      Amendment  No. 9 dated as of June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant.

10.3.12  -      Amendment No. 12 dated as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant .

10.4.11  -      Amendment No. 11 dated as of June 1, 2000 to Employment Contract between Thomas R. Clark and the Registrant.

10.5.3   -      Amendment No. 3  dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant.

10.6.1   -      Amendment No. 1 dated  as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant.