Form 10-Q
period 2000-11-14
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2000-11-14
CIK 845877

             As filed with the Securities and Exchange Commission on
--------------------------------------------------------------------------------
                                November 14, 2000
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000.
                          Commission File Number 0-17440

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
            (Exact name of registrant as specified in its charter)

 Federally chartered instrumentality                    52-1578738
        of the United States             (I.R.S. employer identification number)
  (State or other jurisdiction of
   incorporation or organization)

    919 18th Street, N.W., Suite 200,                      20006
           Washington, D.C.                             (Zip code)
 (Address of principal executive offices)


                                 (202) 872-7700
               (Registrant's telephone number, including area code)

                  -----------------------------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]               No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      As of November 14, 2000, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,598,489 shares of Class C Non-Voting Common Stock outstanding.

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

   Consolidated Balance Sheets at September 30, 2000 and December 31, 1999....3
   Consolidated Statements of Income for the three and nine months ended
      September 30, 2000 and 1999.............................................4
   Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2000 and 1999.............................................5

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,       December 31,
                                                                             2000               1999
                                                                    -------------------  ------------------
                                                                                 (in thousands)
 Assets:
   Cash and cash equivalents                                           $   460,812         $   336,282
   Investment securities                                                   896,301             847,220
   Farmer Mac guaranteed securities                                      1,599,822           1,306,223
   Loans                                                                    21,943              38,509
   Interest receivable                                                      38,050              42,900
   Guarantee fees receivable                                                 3,667               4,358
   Prepaid expenses and other assets                                        14,526              14,918
                                                                    -------------------  ------------------
       Total Assets                                                    $ 3,035,121         $ 2,590,410
                                                                    -------------------  ------------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                               $ 2,207,501         $ 1,722,061
     Due after one year                                                    701,027             750,337
                                                                    -------------------  ------------------
       Total notes payable                                               2,908,528           2,472,398
   Accrued interest payable                                                 11,548              18,549
   Accounts payable and accrued expenses                                     5,396               5,736
   Reserve for losses                                                       10,026               6,584
                                                                    -------------------  ------------------
       Total Liabilities                                                 2,935,498           2,503,267
 Stockholders' Equity:
   Common stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding at September 30,
       2000 and December 31, 1999.                                           1,031               1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding at September 30,
       2000 and December 31, 1999.                                             500                 500
     Class C Non-Voting, $1 par value, no maximum authorization,
       9,598,936 and 9,370,961 shares issued and outstanding
       at September 30, 2000 and December 31, 1999.                          9,599               9,371
   Additional paid-in capital                                               72,837              71,097
   Accumulated other comprehensive income (loss)                             1,291              (1,657)
   Retained earnings                                                        14,365               6,801
                                                                    -------------------  ------------------
       Total Stockholders' Equity                                           99,623              87,143
                                                                    -------------------  ------------------
   Total Liabilities and Stockholders' Equity                          $ 3,035,121         $ 2,590,410
                                                                    -------------------  ------------------

                                See accompanying notes to consolidated financial statements.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended              Nine Months Ended
                                                    ------------------------------ -----------------------------
                                                       Sept. 30,      Sept. 30,      Sept. 30,       Sept. 30,
                                                          2000           1999          2000            1999
                                                    --------------  -------------- -------------- --------------
                                                                (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                      $ 23,760        $ 19,202       $ 68,758       $ 50,506
   Farmer Mac guaranteed securities                        26,671          18,776         71,763         42,365
   Loans                                                      586           1,145          2,332          5,818
                                                    --------------  -------------- -------------- --------------
     Total interest income                                 51,017          39,123        142,853         98,689
 Interest expense                                          46,685          35,310        129,661         87,349
                                                    --------------  -------------- -------------- --------------
 Net interest income                                        4,332           3,813         13,192         11,340

 Other income:
   Guarantee fees                                           2,972           1,899          8,309          5,008
   Miscellaneous                                               78             (88)           250            110
                                                    --------------  -------------- -------------- --------------
 Total other income                                         3,050           1,811          8,559          5,118
                                                    --------------  -------------- -------------- --------------
 Total revenues                                             7,382           5,624         21,751         16,458
 Expenses:
   Compensation and employee benefits                       1,037           1,127          3,353          3,387
   Regulatory fees                                            150             142            451            352
   General and administrative                                 888             916          2,777          2,660
                                                    --------------  -------------- -------------- --------------
     Total operating expenses                               2,075           2,185          6,581          6,399
   Provision for losses                                     1,068             782          3,442          2,442
                                                    --------------  -------------- -------------- --------------
 Total expenses                                             3,143           2,967         10,023          8,841
                                                    --------------  -------------- -------------- --------------
 Income before income taxes                                 4,239           2,657         11,728          7,617
 Income tax expense                                         1,505             901          4,164          2,588
                                                    --------------  -------------- -------------- --------------
 Net income                                               $ 2,734         $ 1,756        $ 7,564        $ 5,029
                                                    --------------  -------------- -------------- --------------
 Earnings per share:
   Basic earnings per share                                $ 0.25          $ 0.16         $ 0.69         $ 0.46
   Diluted earnings per share                              $ 0.24          $ 0.16         $ 0.66         $ 0.45

                             See accompanying notes to consolidated financial statements.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended September 30,
                                                                         --------------------------------------
                                                                               2000                  1999
                                                                         -----------------   ------------------
                                                                                    (in thousands)
 Cash flows from operating activities:
   Net income                                                                $    7,564        $      5,029
   Adjustments to reconcile net income to cash provided by
    operating activities:
    Amortization of investment premiums and discounts                             1,313               2,748
    Decrease (increase) in interest receivable                                    4,850              (5,256)
    Decrease (increase) in guarantee fees receivable                                691                (622)
    Increase in prepaid expenses and other assets                                   132              (7,754)
    Amortization of debt premiums, discounts and issuance costs                  89,728              62,336
    Increase in accrued interest payable                                         (7,001)              2,672
    Increase in accounts payable and accrued expenses                              (340)                508
    Provision for losses                                                          3,442               2,442
                                                                         -----------------  ------------------
     Net cash provided by operating activities                                  100,379              62,103

 Cash flows from investing activities:
   Purchases of available-for-sale investments                                 (199,599)           (464,040)
   Purchases of investment securities                                            (5,067)            (10,399)
   Purchases of Farmer Mac guaranteed securities                               (338,589)           (687,912)
   Purchases of loans                                                          (401,664)           (323,200)
   Proceeds from repayment of available-for-sale investments                    135,961             207,952
   Proceeds from repayment of investment securities                              16,988              53,922
   Proceeds from repayment of Farmer Mac guaranteed securities                  390,760             448,555
   Proceeds from repayment of loans                                                 709               5,206
   Proceeds from sale of loans                                                   76,024                   -
                                                                         -----------------  ------------------
     Net cash used by investing activities                                     (324,477)           (769,916)
 Cash flows from financing activities:
   Proceeds from issuance of discount notes                                  46,613,148          61,620,288
   Proceeds from issuance of medium-term notes                                   65,853             376,315
   Payments to redeem discount notes                                        (46,299,039)        (61,288,287)
   Payments to redeem medium-term notes                                         (33,300)            (35,840)
   Proceeds from common stock issuance                                            1,966                 928
                                                                         -----------------  ------------------
     Net cash provided by financing activities                                  348,628             673,404
                                                                         -----------------  ------------------
   Net increase in cash and cash equivalents                                    124,530             (34,409)

   Cash and cash equivalents at beginning of period                             336,282             540,626
                                                                         -----------------  ------------------
   Cash and cash equivalents at end of period                              $    460,812        $    506,217
                                                                         -----------------  ------------------

                                      See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

      Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows using the indirect method of presentation. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2000 and 1999.


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                             --------------------------
                                                                                 2000          1999
                                                                             ------------- ------------
                                                                                   (in thousands)
 Cash paid for:
   Interest                                                                    $ 42,333     $ 20,935
   Income taxes                                                                   3,825        3,787
 Non-cash activity:
   Real estate owned acquired through foreclosure                                     -          578
   Loans securitized and retained as Farmer Mac guaranteed securities           340,619      467,198
   Loans acquired in exchange for AMBS                                                -       73,597


(b)   Loans

      At September 30, 2000, loans held by Farmer Mac included $16.5 million held for sale and $5.5 million held for investment. At December 31, 1999, loans held by Farmer Mac included $21.4 million held for sale and $17.1 million held for investment.

(c)   Interest-Rate Contracts and Hedge Instruments

      Interest-rate contracts, including interest-rate swaps and caps, are used to alter synthetically the interest rate characteristics of specific investments or debt. As such, the net differential received or paid is recorded as an adjustment to interest income or expense of the associated assets or liabilities, on an accrual basis.

      Farmer Mac uses hedge instruments, including forward sale contracts involving debt and mortgage-backed securities of other government-sponsored enterprises ("GSEs") and futures contracts involving U.S. Treasury securities, to manage interest-rate risk exposure related to the purchase of loans and the issuances of debt. Farmer Mac measures correlation using changes in interest rates for the hedged items against changes in interest rates for the hedge instruments. Gains and losses on effective hedge instruments that have been terminated or have matured are deferred as an adjustment to the cost basis of the hedged item. Gains and losses on ineffective hedge instruments are marked-to-fair value directly through the consolidated statement of income.

(d)   Earnings Per Share

      Basic earnings per share are based on the weighted average common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The following schedule reconciles basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999:


                                          September 30, 2000                    September 30, 1999
                                  -----------------------------------   -----------------------------------
                                                Dilutive                            Dilutive
                                                  Stock     Diluted                  Stock      Diluted
                                    Basic EPS    options      EPS        Basic EPS   options      EPS
                                  -----------------------------------   -----------------------------------
                                                   (in thousands, except per share amounts)
 Three months ended:
   Net income                       $ 2,734      $  -      $ 2,734        $ 1,756      $  -      $ 1,756
   Weighted average shares           11,123       291       11,414         10,850       419       11,269
   Earnings per share               $  0.25                $  0.24        $  0.16                $  0.16

 Nine months ended:
   Net income                       $ 7,564      $  -      $ 7,564        $ 5,029      $  -      $ 5,029
   Weighted average shares           11,039       444       11,483         10,824       404       11,228
   Earnings per share               $  0.69                $  0.66        $  0.46                $  0.45


(e)   Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

(f)   New Accounting Standards

     In June 1998 and in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 133" and "SFAS 138"). The statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS 133 and SFAS 138 are effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The statements must be applied to
(a) free-standing derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998. Farmer Mac is currently assessing the impact of adopting SFAS 133 and SFAS 138 on its financial statements. However, the adoption of the statements could increase volatility in earnings and other comprehensive income.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Farmer Mac will incorporate SFAS 140's disclosure requirements relating to securitization transactions in its Annual Report on Form 10-K for the year 2000 to be filed in March 2001. Other provisions of SFAS 140 will be applied prospectively beginning April 1, 2001 as required by the standard. Management does not expect the implementation of SFAS 140 to materially affect Farmer Mac's reported results of operations and financial position.

Note 2.  Off-Balance Sheet Financial Instruments

      In the ordinary course of its business, Farmer Mac incurs off-balance sheet risk in connection with the issuance of commitments to purchase and sell loans, the issuance of its guarantee and the use of interest-rate contracts and hedge instruments. At September 30, 2000, outstanding commitments to purchase Farmer Mac I and II loans totaled $11.7 million. There were $17.6 million of commitments outstanding to sell loans at September 30, 2000. For information regarding the off-balance sheet risks associated with off-balance sheet guarantees, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk." For information related to the use of interest-rate contracts and hedge instruments, see Note 1 (c) and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk."

Note 3.  Comprehensive Income

      Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and nine months ended September 30, 2000 and 1999. The change in unrealized gains on securities available-for-sale is net of the related tax expense of $1.8 million and $1.6 million for the three and nine months ended September 30, 2000, respectively, and $629 thousand and $283 thousand for the three and nine months ended September 30, 1999, respectively.



                                                         Three Months Ended        Nine Months Ended
                                                             September 30,           September 30,
                                                     --------------------------- ------------------------
                                                        2000          1999          2000         1999
                                                     ------------ -------------- -----------  -----------
                                                                         (in thousands)
 Net income                                           $ 2,734        $ 1,756     $ 7,564      $ 5,029
 Change in unrealized gain on securities
  available-for-sale, net of taxes                      3,303          1,221       2,948          550
                                                     ------------ -------------- -----------  -----------
 Comprehensive income                                 $ 6,037        $ 2,977     $10,512      $ 5,579
                                                     ------------ -------------- -----------  -----------

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

      The foregoing factors are not exhaustive. Other sections of this report may include additional factors that could adversely impact Farmer Mac's business and its financial performance. Furthermore, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor assess the impact of such factors on Farmer Mac's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements. Given these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

   Overview.
     Net income totaled $2.7 million for third quarter 2000, or $0.24 per share on a diluted basis, compared to $1.8 million, or $0.16 per share, for third quarter 1999. Earnings per share for the third quarter increased 50 percent over third quarter 1999.

      Farmer Mac's revenue growth continued in the third quarter of 2000, reflecting the effect of outstanding guarantee volume 46 percent higher than in the third quarter of 1999 and 17 percent higher than in the second quarter of 2000.

     By focusing its marketing resources during the first half of 2000 on promoting portfolio transactions, in an effort to stimulate interest in the use by portfolio lenders of sale, swap and standby transactions, Farmer Mac established a basis for higher business activity during the last six months of the year. Consequently, several significant transactions increased third quarter loan purchase and guarantee volume to $451 million -- several times the levels of third quarter 1999. Total year-to-date volume for 2000 continues to be below the 1999 levels for the same period, largely due to the continuation of unfavorable economic conditions in the agricultural sector during the past year, as well as higher interest rates. Weak market opportunities for agricultural commodities and products and low commodity prices have persisted throughout 2000. These conditions led to the enactment of legislation providing substantial government financial support for farmers earlier this year -- higher than the level of support provided in 1999. While these actions have maintained farm sector income at a level above the 1990-99 average and contributed to strong farmland values in most regions of the nation, government payments and persistent economic uncertainty in the agricultural sector have muted farmers' demand for new agricultural mortgage loans. Farmer Mac responded to these market conditions by re-emphasizing to agricultural lenders their ability to use Farmer Mac's programs to reduce their concentrated exposures to agricultural credit risks. The Corporation believes that the increase in portfolio sales, swaps and long-term standby commitments during the third quarter of 2000 is a good indication that Farmer Mac has positioned itself for growth in the coming months and anticipates additional transactions during the fourth quarter of 2000 and into 2001; although the total volume of those transactions is uncertain at this time, the Corporation's current estimates for fourth quarter 2000 are for at least $200 million. Farmer Mac also expects two established agricultural lending networks to begin originating new mortgage loans for sale into Farmer Mac's cash window during the fourth quarter.

      Set forth below is a more detailed discussion of Farmer Mac's results of operations.

   Net  Interest  Income.
     Net interest income was $4.3 million for third quarter 2000, and $13.2 million for year-to-date 2000, compared to $3.8 million and $11.3 million for the same periods in 1999. The increase in net interest income was primarily attributable to increases in the balance of program assets, driven by Farmer Mac's retention of its guaranteed agricultural mortgage-backed securities ("AMBS"). The following table provides information regarding the average balances and rates of interest-earning assets and funding for the nine months ended September 30, 2000 and 1999. The decrease in net interest yield from the first nine months of 1999 to the first nine months of 2000, as reflected in the table below, was due to a combination of generally higher debt spreads, as well as tighter spreads on short-term and variable rate investments and on Farmer Mac guaranteed securities.

                                                                 Nine Months Ended September 30,
                                              ----------------------------------------------------------------------
                                                            2000                                  1999
                                              ---------------------------------     --------------------------------
                                                Average     Income/    Average       Average     Income/    Average
                                                Balance     Expense     Rate         Balance     Expense     Rate
                                               ---------   ---------  ---------     ---------   ---------  ---------
                                                                    (dollars in thousands)
 Assets
  Cash and cash equivalents                     $ 511,150   $ 24,400     6.37%      $ 587,847   $ 22,158     5.03%
  Investments                                     888,745     44,358     6.66%        695,068     28,348     5.44%
  Farmer Mac guaranteed securities              1,397,364     71,763     6.85%        862,645     42,365     6.55%
  Loans                                            38,756      2,332     8.02%        115,609      5,818     6.71%
                                                ---------   ---------  ---------    ---------   ---------  ---------
 Total interest earning assets                  2,836,015    142,853     6.72%      2,261,169     98,689     5.82%
                                                ---------   ---------  ---------    ---------   ---------  ---------

 Liabilities and Stockholders' Equity
  Notes and bonds, net                          2,797,990    129,661     6.18%      2,202,154     87,349     5.29%
                                                ---------                           ---------
   Total interest bearing liabilities           2,797,990                           2,202,154

  Net non-interest bearing funding                 38,025       -        0.00%         59,015       -        0.00%
                                                ---------   ---------  ---------    ---------   ---------  ---------
   Total liabilities and stockholders' equity   2,836,015    129,661     6.10%      2,261,169     87,349      5.15%
                                                ---------   ---------  ---------    ---------   ---------  ---------
  Net interest income/spread                                  13,192     0.62%                    11,340      0.67%
                                                            ---------  ---------                ---------  ---------




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


                                                 Nine Months Ended September 30, 2000
                                                    Compared to Nine Months Ended
                                                           September 30, 1999
                                                ---------------------------------------
                                                       Increase/(Decrease) Due to
                                                ---------------------------------------
                                                    Rate          Volume        Total
                                                -------------  -------------  ---------
                                                               (in thousands)
 Income from interest-earning assets
   Cash and cash equivalents                        5,386         (3,144)        2,242
   Investments                                      7,131          8,879        16,010
   Farmer Mac guaranteed securities                 2,020         27,378        29,398
   Loans                                              965         (4,451)       (3,486)
                                                 ------------  -------------  ---------
    Total                                          15,502         28,662        44,164
   Expense from interest-bearing liabilities       16,227         26,085        42,312
                                                 ------------  -------------  ---------
   Change in net interest income                     (725)         2,577         1,852
                                                 ------------  -------------  ---------

   Other Income.
     Other income, which is comprised of guarantee fee income and miscellaneous income, totaled $3.1 million for third quarter 2000 and $8.6 million for year-to-date 2000, compared to $1.8 million and $5.1 million, respectively, in 1999. Guarantee fee income, the largest component of other income, was $3.0 million for third quarter 2000, as compared to $1.9 million for third quarter 1999 and $2.8 million for second quarter 2000. The relative increases in guarantee fees reflect an increase in the average balance of outstanding guarantees. Miscellaneous income was $78 thousand for third quarter 2000, compared to losses of $88 thousand and $10 thousand for third quarter 1999 and second quarter 2000, respectively.

   Expenses.
     During the third quarter 2000, operating expenses totaled $2.1 million compared to $2.2 million for third quarter 1999 and $2.1 million for second quarter 2000. Operating expenses also declined as a percentage of total revenues for the same quarters to 28 percent from 39 percent and 30 percent, respectively. For year-to-date 2000, operating expenses totaled $6.6 million compared to $6.4 million for the same period in 1999.

      Farmer Mac's provision for principal and interest losses was $1.1 million for third quarter 2000, and $3.4 million for year-to-date 2000, compared to $782 thousand and $2.4 million, respectively, for 1999. At September 30, 2000, Farmer Mac's reserve for losses totaled $10.0 million, or 0.43 percent of outstanding post-1996 Act loans, compared to $5.7 million 0.38 percent, at September 30, 1999.

   Income Tax Expense.
     The provision for income taxes totaled $1.5 million for third quarter 2000, and $4.2 million for year-to-date 2000, compared to $901 thousand and $2.6 million for the same periods in 1999. Farmer Mac's effective tax rates for the nine months ended September 30, 2000 and 1999 were 35.5 percent and 34.0 percent, respectively.

   Business Volume.
     The following table sets forth the amount of loans purchased or guaranteed, and AMBS issued during the periods indicated:

                                            Three Months Ended             Nine Months Ended
                                               September 30,                  September 30,
                                       ----------------------------  ----------------------------
                                            2000           1999          2000            1999
                                       -------------  -------------  -------------   ------------
                                                              (in thousands)
 Purchase and guarantee volume:
    Farmer Mac I
      Cash window                         $ 292,658     $  70,561      $ 396,519       $ 319,436
      Swap transactions                                         -              -          73,597
      LTSPC                                 158,291             -        192,700         407,701
    Farmer Mac II                            40,036        28,239        157,476          97,635
                                       -------------  -------------  -------------   ------------
      Total loans purchased or
        guaranteed                        $ 490,985     $  98,800      $ 746,695       $ 898,369
                                       -------------  -------------  -------------   ------------
 AMBS issuances:
    Retained                              $ 272,497     $ 153,397      $ 340,619       $ 467,198
    Sold                                  $  20,247             -        144,815               -
    Swap transactions                             -             -              -          73,597
                                       -------------  -------------  -------------   ------------
    Total AMBS issuances                  $ 292,744     $ 153,397      $ 485,434       $ 540,795
                                       -------------  -------------  -------------   ------------

      See "Overview" above for a discussion regarding changes in the amount of loans purchased and guaranteed by Farmer Mac.

      Indicators of future purchase and guarantee volume, particularly cash window activity, include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the seller to pay a fee to extend or cancel the commitment. At September 30, 2000, outstanding commitments to purchase or guarantee Farmer Mac I loans totaled $11.0 million, compared to $17.0 million at September 30, 1999. Of the total commitments outstanding at September 30, 2000 and 1999, $5.8 million and $850 thousand, respectively, were optional commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $109.1 million at September 30, 2000, compared to $181.6 million at September 30, 1999. Not all of these loans are expected to be purchased, as Farmer Mac expects to deny some for credit reasons and to have others withdrawn by the seller.

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

Balance Sheet Review

      Total assets grew by $444.7 million over the nine months of 2000, due to a $277.0 million increase in on-balance sheet program assets (Farmer Mac guaranteed securities and loans), and a $173.6 million increase in non-program assets (cash and cash equivalents and investments). For further information regarding both on- and off-balance sheet guaranteed securities, see "Supplemental Information" below.

     Total liabilities increased by $432.2 million from December 31, 1999 to September 30, 2000 due to growth in notes payable, which corresponded to the net increase in program and non-program assets. Medium-term notes, including $340.1 million of discount notes synthetically altered to long-term debt through interest-rate swap contracts, totaled $1.17 billion at September 30, 2000, compared to $797.5 million at December 31, 1999. The increase in medium-term notes corresponds to AMBS issued and retained by Farmer Mac during the first three quarters.

      Farmer Mac's regulatory core capital totaled $98.3 million at September 30, 2000, compared with $88.8 million at December 31, 1999 and $95.5 million at June 30, 2000. The capital balance at September 30, 2000 exceeded Farmer Mac's regulatory minimum capital requirements by approximately $4.7 million. Farmer Mac's current surplus capital would support additional guarantee growth in amounts ranging from $171 million of on-balance sheet guarantees to $627 million of off-balance sheet guarantees, based on existing minimum capital requirements. Furthermore, should Farmer Mac deem it appropriate, on-balance sheet non-program investment assets (cash and cash equivalents and investment securities) of $1.4 billion could be sold, resulting in the ability to carry total additional guarantees (including the aforementioned $171 million and $627 million) ranging from approximately $1.5 billion of on-balance sheet guarantees to over $5 billion of off-balance sheet guarantees. Ultimately, Farmer Mac could sell on-balance sheet program assets of $1.6 billion in order to support further increases in on- and off-balance sheet program guarantees, resulting in the cumulative ability to carry over $10 billion of off-balance sheet guarantees. Any of these transactions would, of course, be evaluated for optimization of Farmer Mac's return on equity and capital flexibility.

      Return on average equity increased to 11.3 percent during third quarter 2000, compared to 8.0 percent during third quarter 1999 and 11.0 percent during second quarter 2000.

Risk Management

   Interest Rate Risk.
     Farmer Mac's asset and liability management objective is to limit the effect of changes in interest rates on its equity and earnings to within acceptable risk tolerance levels. In doing so, Farmer Mac enters into off-balance sheet derivative financial instruments, including interest-rate swaps and caps (collectively "interest-rate contracts"), forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. Farmer Mac uses interest-rate contracts to alter synthetically the interest rate characteristics of specific investments or debt, which enables Farmer Mac to achieve a better matching of the interest rate characteristics of its investments and debt. At September 30, 2000, the notional amount of interest-rate contracts was $1.2 billion compared to $769.5 million at December 31, 1999. Farmer Mac uses forward sale and futures contracts to reduce its interest rate risk exposure to loans committed or purchased and not yet sold or funded as retained investments, which totaled $10.2 million at September 30, 2000 and $19.7 million at December 31, 1999. At September 30, 2000, the notional amount of outstanding forward sale and futures contracts totaled $8.5 million, compared to $16.7 million at December 31, 1999.

      Farmer Mac monitors its exposure to interest rate risk by measuring the sensitivity of its market value of equity (MVE) to an immediate and permanent parallel shift in the Treasury yield curve. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis at September 30, 2000 and December 31, 1999. The increase in MVE sensitivity in the increasing interest rate scenarios reflects an increase in the amount of short-term debt at September 30, 2000 as compared to December 31, 1999 (see "Balance Sheet Review" above).

                                              Percentage Change in MVE
                                                   from Base Case
                                             ---------------------------
                              Interest Rate  September 30,  December 31,
                                Scenario         2000           1999
                              -------------  -------------  ------------
                                + 300 bp        -19.2%         -9.4%
                                + 200 bp        -12.5%         -5.6%
                                + 100 bp         -5.6%         -2.1%
                                - 100 bp          2.7%         -1.1%
                                - 200 bp          3.1%         -6.5%
                                - 300 bp          1.9%        -15.0%


   Credit  Risk.
     The outstanding principal balance of those loans held or guaranteed by Farmer Mac as of September 30, 2000 and December 31, 1999 is summarized in the table below.


                                September 30, 2000   December 31, 1999
                                ------------------   -----------------
                                             (in thousands)
         Farmer Mac I:
          Pre-1996 Act           $    104,755          $   132,047
          Post-1996 Act             2,349,781            1,878,749
         Farmer Mac II                491,820              383,266
                                ------------------   -----------------
          Total                  $  2,946,356          $ 2,394,062
                                ------------------   -----------------



      Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the first loss subordinated interests related to the pools of those loans, or to Farmer Mac II loans because they are guaranteed by the USDA. Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans; pre-1996 Act loans are supported by mandatory 10 percent first loss subordinated interests that mitigate credit exposure.

     At September 30, 2000, post-1996 Act loans that were 90 days or more past due represented 1.80 percent of the principal amount of all post-1996 Act loans, compared to 1.56 percent at September 30, 1999 and 1.05 percent at December 31, 1999. Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter as demonstrated by the increase in such rate at September 30, 2000 as compared to December 31, 1999. Higher levels are likely to be reported during the first and third quarters of each year due to the semiannual payment characteristics of most Farmer Mac loans. Congress has provided significant income support to the agricultural sector for 2000, which, based on forecast reports issued by the U.S. Department of Agriculture, should result in farm income in 2000 being at levels greater than in 1999. This increase in farm income should help to moderate delinquencies during the remainder of 2000 and into 2001. The federal income support is not allocated equally to producers of all agricultural commodities, and is paid to the owners of agricultural land and may not be received by farmers and ranchers who rent part or all of the land on which they operate. Farmers and ranchers that do not receive significant federal income support may be more likely to become delinquent on their agricultural mortgage loans than are those who receive such support.

      The following table shows Farmer Mac I delinquencies distributed by Post-1996 Act loans and Pre-1996 Act loans.


                      Farmer Mac I Delinquencies (1) (2)
 --------------------------------------------------------------------

                             Post-1996 Act  Pre-1996 Act     Total
                             -------------  ------------  -----------
 As of:
   September 30, 2000           1.80%          5.55%         1.96%
   June 30, 2000                1.25%          4.12%         1.41%
   March 31, 2000               1.45%          4.89%         1.65%
   December 31, 1999            1.05%          3.04%         1.18%
   September 30, 1999           1.56%          3.53%         1.74%

   (1) Includes loans 90 days or more past due, in foreclosure or in bankruptcy.
   (2) Pre-1996 Act loans back securities that are supported by unguaranteed subordinated interests representing approximately 10 percent of the balance of the loans backing each security. Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Farmer Mac II loans are guaranteed by the U.S. Department of Agriculture.

      Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act loans. The following schedule summarizes the change in the reserve for loan losses for the three and nine months ended September 30, 2000 and 1999:


                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                   --------------------------------------------------------
                                       2000          1999           2000          1999
                                   -------------- ------------  -------------- ------------
                                                       (in thousands)
Beginning balance                   $ 8,958         $4,915        $ 6,584        $3,259
Provision for losses                  1,068            782          3,442         2,442
Net charge-offs                                          -                           (4)
                                  -------------- ------------  -------------- ------------
Ending balance                      $10,026         $5,697          $10,026        $5,697
                                  -------------- ------------  -------------- ------------

       Although some credit losses are expected to be incurred on the existing post-1996 Act Farmer Mac I delinquencies, Farmer Mac expects those losses to be within current reserve levels based on the collateral values supporting the loans. The following table summarizes the post-1996 Act delinquencies by loan-to-value ratio (calculated by dividing the current loan principal balance by the original appraised value):


                              Distribution of
                               Post- 1996 Act
                            Delinquencies as of
                             September 30, 2000
                           -----------------------
 By loan-to-value ratio:
   0.00% to 40.00%                 13%
  40.01% to 50.00%                 22%
  50.01% to 60.00%                 29%
  60.01% to 70.00%                 33%
  70.01% to 80.00%                  3%
                           -----------------------
Total                             100%
                           -----------------------


      As of September 30, 2000, the weighted average loan-to-value ratio of post-1996 Act loans was 51 percent and the weighted average loan-to-value ratio for all post-1996 Act delinquent loans that were 90 days or more past due, in foreclosure or in bankruptcy was 58 percent.

      The  following  table  segregates  the  post-1996  Act   delinquencies  at
September 30, 2000 by year of origination, geographic region and commodity.


                                        Distribution of
                                           Post-1996          Delinquency
                                             Loans               Rate
                                       -----------------     -------------
 By year of origination:
  Before 1996                                23%                  0.12%
  1996                                        8%                  0.00%
  1997                                       28%                  0.45%
  1998                                        9%                  6.43%
  1999                                       11%                  3.23%
  2000                                       20%                  3.51%
                                        ----------------
Total                                       100%                  1.80%
                                        ----------------

 By geographic region: (1)
  Mid-north                                  17%                  0.69%
  Mid-south                                   5%                  0.00%
  Northeast                                   2%                  3.85%
  Northwest                                  35%                  2.89%
  Southeast                                   3%                  3.41%
  Southwest                                  38%                  1.25%
                                        ----------------
 Total                                      100%                  1.80%
                                        ----------------

 By commodity:
  Crops                                      49%                  2.57%
  Livestock                                  18%                  0.96%
  Other                                       1%                  0.00%
  Permanent plantings                        27%                  1.31%
  Part-Time Farm                              5%                  0.31%
                                        ----------------
 Total                                      100%                  1.80%
                                        ----------------

 (1)Geographic regions - Mid-North (IA, IL, IN, MI, MN, MO, WI);  Mid-South (KS,
    OK, TX); Northeast  (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN,
    VA, VT, WV); Northwest  (ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR,
    FL, GA, LA, MS, SC); and Southwest (AZ, CA, CO, NM, NV, UT).

Supplemental Information

      The following tables set forth quarterly activity regarding commitments to purchase loans, purchases and guarantees of loans, AMBS issuances, delinquencies and outstanding guarantees.


            Commitments to Purchase or Guarantee Farmer Mac I Loans (1) (2)
-------------------------------------------------------------------------------------------------------
                               Long-Term
                               Fixed Rate       Resets           ARMs           Total        Outstanding
                             -------------    -----------     ----------     ----------     -------------
                                                             (in thousands)
 For the quarter ended:
  September 30, 2000           $ 288,274       $ 126,909       $ 40,097       $ 455,280       $ 10,983
  June 30, 2000                   45,838           2,822         32,361          81,021          8,641
  March 31, 2000                  10,369          16,835         32,438          59,642         10,707
  December 31,1999               317,357           6,882         75,326         399,565         12,470
  September 30, 1999              26,623          19,384         34,170          80,177         17,010

 For the year ended:
  December 31, 1999              537,190          58,065        203,536         798,791         12,470
  December 31, 1998              302,227          48,412        502,283         852,922        431,544

            Purchases and Guarantees of Farmer Mac I Loans (1) (2)
----------------------------------------------------------------------------------------
                               Long-Term
                               Fixed Rate       Resets           ARMs           Total
                             -------------    -----------     ----------     ----------
                                                     (in thousands)
 For the quarter ended:
   September 30, 2000         $ 286,303        $ 126,845       $ 37,801      $ 450,949
   June 30, 2000                 43,508            5,702         30,777         79,987
   March 31, 2000                11,917           13,185         33,181         58,283
   December 31, 1999            319,478            9,522         73,030        402,030
   September 30, 1999            26,670           14,862         29,029         70,561

 For the year ended:
   December 31, 1999            662,186           57,176        483,402      1,202,764
   December 31, 1998            164,436           48,086        211,737        424,259


                   Farmer Mac I AMBS Issuances (1) (3)
----------------------------------------------------------------------------------------
                               Long-Term
                               Fixed Rate       Resets           ARMs           Total
                             -------------    -----------     ----------     ----------
                                                     (in thousands)
 For the quarter ended:
   September 30, 2000         $ 126,639       $ 130,188        $ 35,916      $ 292,743
   June 30, 2000                 15,122           4,950          36,748         56,820
   March 31, 2000                 6,582          14,616          45,880         67,078
   December 31, 1999            128,641           8,084          17,069        153,794
   September 30, 1999            95,121          33,532          24,744        153,397

 For the year ended:
   December 31, 1999            359,185          57,887         277,517        694,589
   December 31, 1998            165,383          51,941          84,322        301,646

                                                         Outstanding Guarantees (4)
------------------------------------------------------------------------------------------------------------
                                           Farmer Mac I
                           ---------------------------------------------
                                    Post-1996 Act
                           ------------------------------   Pre-1996         Farmer                       Held in
                               AMBS           LTSPC            Act           Mac II          Total      Portfolio (5)
                           -------------- --------------- -------------- --------------- -------------- --------------
                                                                (in thousands)
 As of:
  September 30, 2000         $1,621,516      $ 707,850       $ 92,536       $ 491,820      $2,913,722     $1,571,315
  June 30, 2000               1,354,623        575,143        100,414         467,352       2,497,532      1,292,359
  March 31, 2000              1,310,710        551,423        107,403         387,992       2,357,528      1,268,889
  December 31,1999            1,266,522        575,097        118,214         383,266       2,343,099      1,237,623
  September 30, 1999          1,118,266        367,934        130,452         377,663       1,994,315      1,190,741

  (1) Includes guarantees issued  by  Farmer Mac through swap transactions. Such transactions  totaled  $103.2  million  in fourth  quarter 1999  and $73.6 million in first quarter 1999.
  (2) Includes long-term standby purchase commitments (LTSPC) of  $158.3 million committed  to and executed in the third quarter of 2000, $34.4 million and
      $226.8 million committed to and executed in second quarter 2000 and fourth quarter  1999, respectively, and  $407.7  million  committed  to in fourth
      quarter  1998  and  executed  in  first  quarter 1999. Such   transactions
      obligate Farmer Mac to  purchase loans in the pool at par when they become four or more months delinquent. In exchange, Farmer Mac receives an annual commitment fee on the outstanding balance of the pool over the life of the loans.
  (3) Includes AMBS issued and retained by Farmer Mac. Such transactions totaled
      $272.5  million  in  the  third quarter of 2000, $21.7  million  in second quarter 2000, $46.5 million in first quarter 2000, $50.6 million in fourth quarter 1999, and $153.4 million in third quarter 1999.
  (4) Pre-1996  Act loans back  securities that are  supported  by  unguaranteed subordinated  interests  representing  approximately  10  percent  of  the balance of the loans. Farmer Mac assumes 100 percent of the credit risk on
      post-1996  Act  loans.   Farmer  Mac II loans  are  guaranteed by the U.S.
      Department of Agriculture.
  (5) Included in total outstanding guarantees.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including off-balance sheet derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk" for further information regarding Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of off-balance sheet derivative financial instruments, including Farmer Mac's accounting policies for such instruments, see Notes 1(c) and 2 to the Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

   The Registrant is not a party to any material pending legal proceedings.

Item 2.           Changes in Securities and Use of Proceeds

(a)   Not applicable

(b)   Not applicable.

         (c) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to
           Section 3(a)(2) of the Securities Act of 1933.

          Pursuant to Farmer Mac's policy which permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on July 12, 2000, Farmer Mac issued an aggregate of 943 shares of its Class C Non-Voting Common Stock at an issue price of $14.56 per share to the 10 Directors who elected to receive such stock in lieu of their cash retainers.

          On August 14, 2000, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 2,000 shares of Class C Non-Voting Common Stock, at an exercise price of $15.625 per share to a non-officer employee in connection with such employee's commencement of employment.

          On September 8, 2000, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 59,227 shares of Class C Non-Voting Common Stock, at an exercise price of $16.375 per share to non-officer employees as incentive compensation.

        (d) Not applicable.

Item 3.           Defaults upon Senior Securities

   Not applicable.

Item 4.           Submission of Matters to a Vote of Securityholders.

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

_______________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

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

+* 10.2.9  - Amendment  No.  9  dated  as of June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2000).

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

_______________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+* 10.3.5  - Amendment No.5 dated as of September 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

+* 10.3.6  - Amendment No.6 dated as of September 1, 1995 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 10, 1995).

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

+* 10.3.12 - Amendment No. 12 dated  as  of June 1, 2000  to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2000).

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

_______________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

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

+* 10.4.5  - Amendment No.5 dated as of September 1, 1995 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-Q filed November 10, 1995).

+* 10.4.6  - Amendment No. 6 dated as of February 8, 1996 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-K filed March 29, 1996).

+* 10.4.7  - Amendment  No. 7  dated  as  of  September 13,  1996 to  Employment
             Contract between Thomas R. Clark and the Registrant (Form 10-Q filed November 10, 1996).

+* 10.4.8  - Amendment  No. 8  dated as of August 7, 1997 to Employment Contract between Thomas R. Clark and the Registrant(Form 10-Q filed November 14, 1997).

+* 10.4.9  - Amendment No.9 dated as of September 4, 1998 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 14, 1998).

+* 10.4.10 - Amendment  No. 10  dated  as  of  September  3, 1999  to Employment
             Contract between Thomas R. Clark and the Registrant(Form 10-Q filed August 12, 1999).
+* 10.4.11 - Amendment  No. 11  dated  as of June 1, 2000 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 14, 2000).

+* 10.5    - Employment  Contract  dated  as of September 1, 1997 between Tom D.
             Stenson and the Registrant(Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

+* 10.5.1  - Amendment No.1 dated as of September 4, 1998 to Employment Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

_______________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

+* 10.5.2  - Amendment No.2 dated as of September 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

+* 10.5.3  - Amendment No.3 dated as of September 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2000).

+* 10.6    - Employment  Agreement  dated  February  1,  2000  between Jerome G.
             Oslick and the Registrant (Form 10-Q filed May 11, 2000).

+* 10.6.1  - Amendment  No.  1  dated  as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2000).

*  10.9    - Lease Agreement, dated  September 30, 1991  between  919 Eighteenth
             Street, N. W. Associates Limited Partnership and the Registrant (Previously filed as Exhibit 10.20 to Form 10-K filed March 30,
             1992).

*  21      - Farmer Mac Mortgage Securities Corporation, a Delaware Corporation.

*  99.1    - Map of U.S. Department of Agriculture (Secretary  of Agriculture's)
             Regions (Previously filed as Exhibit 1.1 to Form 10-K filed April 1, 1991).

   (b)       Reports on Form 8-K.

            The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

_______________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION


November 14, 2000

                      By:          /s/ Henry D. Edelman
                              __________________________________________
                               Henry D. Edelman
                               President and Chief Executive Officer
                               (Principal Executive Officer)



                                   /s/ Nancy E. Corsiglia
                              __________________________________________
                               Nancy E. Corsiglia
                               Vice President - Finance
                               (Principal Financial Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION


November 14, 2000

                      By:
                              __________________________________________
                               Henry D. Edelman
                               President and Chief Executive Officer
                               (Principal Executive Officer)




                              __________________________________________
                               Nancy E. Corsiglia
                               Vice President - Finance
                               (Principal Financial Officer)