Form 10-K
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2001-03-26
CIK 845877

As filed with the Securities and Exchange Commission on
                                 March 26, 2001
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------



                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

                         Commission File Number 0-17440

--------------------------------------------------------------------------------

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

      Title of Each Class                     Exchange on Which Registered

Class A Voting Common Stock                     New York Stock Exchange
Class C Non-Voting Common Stock                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Class B Voting
   Common Stock

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]                        No      [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R.ss.229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market values of the Class A Voting Common Stock and Class C Non-Voting Common Stock held by non-affiliates of the Registrant were $23,295,628 and $221,765,076, respectively, based upon the closing prices for the respective classes on March 9, 2001, as reported by the New York Stock Exchange. The aggregate market value of the Class B Voting Common Stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B Voting Common Stock as a result of the limited market for, and infrequency of trades in, Class B Voting Common Stock and the fact that any such trades are privately negotiated transactions.

         There were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,705,255 shares of Class C Non-Voting Common Stock outstanding as of March 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement to be filed on or about April 20, 2001 in connection with the Annual Meeting of Stockholders to be held on June 7, 2001 (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

-------------------------------------------------------------------------------

                                     PART I

Item 1.    Business

General

         The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") is a federally chartered instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans ("Qualified Loans"). Farmer Mac was created by the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act") to provide for the existence of a secondary market for agricultural mortgages. Farmer Mac provides liquidity to the agricultural mortgage market by: (1) purchasing newly originated Qualified Loans directly from lenders through its "cash window" and existing, or "seasoned," Qualified Loans from lenders and other third parties in negotiated transactions; (2) exchanging securities issued and guaranteed by Farmer Mac for newly originated and seasoned Qualified Loans that back those securities through its "swap" program; (3) issuing long-term standby purchase commitments for newly originated and seasoned Qualified Loans; and (4) purchasing mortgage-backed bonds secured by Qualified Loans through its "AgVantage" program. Generally, the loans involved in swap and long-term standby purchase commitment transactions are seasoned loans.

         Farmer Mac conducts its business through two programs--"Farmer Mac I" and "Farmer Mac II." Under the Farmer Mac I Program, Farmer Mac purchases, or commits to purchase, Qualified Loans that are not guaranteed by any instrumentality or agency of the United States, or obligations backed by Qualified Loans. Under the Farmer Mac II Program, Farmer Mac purchases the guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the
United States Department of Agriculture (the "USDA") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.; the "ConAct").

         Pursuant to its statutory authority, Farmer Mac guarantees timely payments of principal and interest on securities backed by Qualified Loans or Guaranteed Portions ("Farmer Mac Guaranteed Securities") and retains those securities in its portfolio or sells them in the capital markets. At December 31, 2000, outstanding Farmer Mac guarantees totaled $3.08 billion. For more information about Farmer Mac's securities and its financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Farmer Mac's principal sources of revenue are: (1) fees it receives in connection with the issuance of its guarantee and commitments to purchase Qualified Loans; (2) net interest income earned on its retained portfolio of Farmer Mac Guaranteed Securities, its investments, Qualified Loans and AgVantage bonds; and (3) gains on the sales of Farmer Mac Guaranteed Securities backed by Qualified Loans.

         Farmer Mac funds its program operations primarily through the issuance of debt obligations of various maturities. See "Farmer Mac Guarantee Program -- Financing." As of December 31, 2000, Farmer Mac had outstanding $2.014 billion of Discount Notes and $955.6 million of Medium-Term Notes, net of unamortized hedging costs, discounts and premiums. During 2000, Farmer Mac continued its strategy of using debt issuances to increase its presence in the capital markets in order to improve the mortgage rates available to farmers, ranchers and rural homeowners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net Interest Income."

         Farmer Mac is an institution of the Farm Credit System (a "System Institution"), although it is not liable for any debt or obligation of any other System Institution. Likewise, neither the Farm Credit System nor any other individual System Institution is liable for any debt or obligation of Farmer Mac.

         The Farm Credit Administration (the "FCA"), acting through its Office of Secondary Market Oversight ("OSMO"), has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply FCA's general enforcement powers to Farmer Mac and its activities. For a discussion of Farmer Mac's statutory capital requirements and its capital levels, see "Government Regulation of Farmer Mac -- Regulation -- Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "-- Liquidity and Capital Resources."

         Farmer Mac has three classes of common stock outstanding--Class A Voting, Class B Voting and Class C Non-Voting (collectively, the "Common Stock"). The Class A and Class B Voting Common Stock are collectively referred to herein as the "Voting Common Stock." See "Market for Registrant's Common Equity and Related Stockholder Matters" for information regarding Farmer Mac's Common Stock.

         As of December 31, 2000, Farmer Mac employed 29 persons, located primarily at its principal executive offices at 919 18th Street, N.W., Suite 200, Washington, D.C. 20006. Its telephone number is (202) 872-7700.

                          FARMER MAC GUARANTEE PROGRAM

Farmer Mac I

         Qualified Loans

         Under the Farmer Mac I Program, Farmer Mac issues and guarantees securities backed by, or representing interests in, Qualified Loans. A Qualified Loan is a loan secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on Agricultural Real Estate or Rural Housing (as defined below) located within the United States. A Qualified Loan must also be an obligation of: (1) a citizen or national of the United States or an alien lawfully admitted for permanent residence in the United States; or (2) a private corporation or partnership whose members, stockholders or partners holding a majority interest in the corporation or partnership are individuals described in clause (1). A Qualified Loan must also be an obligation of a person, corporation or partnership having sufficient indicia of creditworthiness to indicate a reasonable likelihood of repayment of the loan according to its terms. A Qualified Loan may be a seasoned or newly originated mortgage loan that conforms to Farmer Mac's requirements.

         Qualified Loans must be secured either by Agricultural Real Estate or by Rural Housing. "Agricultural Real Estate" is defined for purposes of Farmer Mac's programs as a parcel or parcels of land, which may be improved by permanently affixed buildings or other structures , that (1) are used for the production of one or more agricultural commodities or products; and (2) consist of a minimum of five acres or are used in producing minimum annual receipts of $5,000. The maximum principal amount of a Qualified Loan secured by Agricultural Real Estate is $3.75 million (as adjusted for inflation as of October 1, 2000) for loans secured by more than 1,000 acres of land and $10.0 million for loans secured by 1,000 acres or less.

         "Rural Housing" is defined by Farmer Mac as a one- to four-family, owner-occupied, moderate-priced principal residence located in a community having a population of 2,500 or fewer inhabitants, where the dwelling (excluding the land to which the dwelling is affixed) does not have a purchase price or current appraised value of more than $150,388 (as adjusted for inflation as of October 1, 2000). In addition to the dwelling itself, a Rural Housing Qualified Loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property. To date, Rural Housing Qualified Loans have not represented a significant part of Farmer Mac's business.

         Purchases

         Qualified Loan Purchases. Farmer Mac purchases Qualified Loans directly from approved lenders ("Sellers") for cash on a continuing basis through its "cash window." Farmer Mac also purchases portfolios of newly originated or seasoned Qualified Loans on a negotiated basis. Farmer Mac primarily purchases fixed- and adjustable-rate Qualified Loans, but may also purchase other types of Qualified Loans, including convertible mortgage loans. Qualified Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments. Certain Qualified Loans also include provisions that require a yield maintenance payment in the event of prepayment (depending upon the level of interest rates at the time of prepayment). Farmer Mac seeks to develop and offer loan products that are in demand by agricultural borrowers and the lenders who serve them and that can be efficiently securitized and sold into the capital markets. Because the securitization process requires the grouping of loans into uniform pools, Farmer Mac emphasizes the importance of conformity to its program requirements, including the interest rate, amortization, maturity and payment specifications when it offers to purchase loans.

         Through its "part-time farm" loan program, Farmer Mac purchases, or guarantees securities backed by, Qualified Loans made to borrowers who live on Agricultural Real Estate but generally derive a significant portion of their income from off-farm employment. To qualify as a part-time farm, the
Agricultural Real Estate that secures the Qualified Loan must include a single-family, owner-occupied, detached residence that generally constitutes at least 30 percent of the total appraised value of the property. As of December 31, 2000, Farmer Mac had $109.0 million of outstanding part-time farm loans under guarantee.

         During 2000, Farmer Mac purchased $442.3 million of Qualified Loans through its Farmer Mac I cash window program. During the year, the top 10 Sellers generated 89.3 percent of the Farmer Mac I cash window loan volume. This included Qualified Loans sold by Zions First National Bank ("Zions"), Farmer Mac's largest combined Class A and Class C stockholder, and Zions' "proprietary" products sold to Farmer Mac by other Sellers, which together represented 20.6 percent of Farmer Mac's total Farmer Mac I cash window volume for the year. While Zions represents a significant portion of Farmer Mac I cash window volume, Zions-related loans represented only 11.2 percent of the total Farmer Mac I Qualified Loans purchased or guaranteed during 2000. For more information regarding loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Business Volume."

         Mortgage-Backed Bond Purchases. Under the "AgVantage" program, Farmer Mac purchases (and guarantees timely payment of principal and interest on) mortgage-backed bonds issued by Sellers who also have been certified as "AgVantage certified facilities" (each, an "AgVantage Issuer") based upon Farmer Mac's assessment of their agricultural loan underwriting and servicing capabilities, as well as their creditworthiness. AgVantage bonds, which are general obligations of the AgVantage Issuers, are secured by eligible collateral in an amount ranging from 120 percent to 150 percent of the bonds' outstanding principal amount. Eligible collateral consists of Qualified Loans having an aggregate principal balance equal to at least 100 percent of the bonds' outstanding principal amount and cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States. During 2000, Farmer Mac purchased 37 AgVantage bonds with maturities ranging from 2 weeks to 15 years (most of which were less than one year) from 10 AgVantage Issuers resulting in Farmer Mac guarantees of $393.9 million. As of December 31, 2000, $28.1 million principal amount of AgVantage bonds remained outstanding.

         Swap Transactions and Long-Term Standby Purchase Commitments

         Farmer Mac offers two alternatives to lenders who seek the benefits of Farmer Mac's guarantee without selling loans to Farmer Mac through the cash window--"swap" transactions and long-term standby purchase commitments ("LTSPCs"). In a swap transaction, Farmer Mac acquires Qualified Loans from lenders in exchange for Farmer Mac Guaranteed Securities backed by such Qualified Loans. Unlike cash window transactions, which generally involve loans with terms specified by Farmer Mac in advance, swap transactions usually are negotiated with the lender and often involve loans with payment, maturity and interest rate characteristics that differ from those of Farmer Mac's cash window purchases. Regardless of variances in loan terms from the cash window products, Qualified Loans must conform to Farmer Mac's credit standards to be eligible for swap transactions. Farmer Mac's credit standards are discussed under "-- Underwriting and Appraisal Standards" below.

         Farmer Mac's alternative to a swap transaction, the LTSPC, is available for a Seller seeking to obtain all of the benefits of a swap transaction (other than the replacement of loans with securities on the Seller's books) while retaining title to the Qualified Loans. An LTSPC permits a Seller to segregate a pool of loans in its portfolio and transfer to Farmer Mac the credit risk on those loans. Under an LTSPC, Farmer Mac commits to purchase any Qualified Loan in a segregated pool of loans if: (a) the Qualified Loan becomes four months delinquent; (b) the Qualified Loan meets Farmer Mac's loan purchase requirements at the time the Seller requests that Farmer Mac purchase the loan; or (c) the Seller requests that Farmer Mac purchase all of the identified Qualified Loans. In the case of a delinquent Qualified Loan, Farmer Mac will pay the Seller a predetermined price for the loan--generally, principal plus accrued interest (the payment of the accrued interest being delayed until the delinquent Qualified Loan is liquidated); in the case of a Qualified Loan under clause (b) or (c), the price for the Qualified Loan(s) would be negotiated at the time of purchase. This structure permits the Seller to retain the segregated loans in its portfolio while reducing its credit and concentration exposures and, consequently, its regulatory capital requirements. In consideration for Farmer Mac's assumption of the credit risk on the segregated loans, the Seller pays fees to Farmer Mac based on the outstanding balance of the loans at a level approximating what would have been Farmer Mac's guarantee fee had the loans been exchanged with Farmer Mac in a swap transaction. The credit risk to Farmer Mac related to an LTSPC is the same as that of a swap or AMBS.

         In 2000, the use of the LTSPC continued its development as a significant portion of the Farmer Mac I program and was the preferred alternative to swaps for non-cash transactions. As of December 31, 2000, the outstanding balance of Qualified Loans underlying Farmer Mac swap transactions was $211.6 million. Through December 31, 2000, a total of 6,194 Qualified Loans having an aggregate principal balance of $1.011 billion had been placed under LTSPCs with eight System Institutions. As of December 31, 2000, a cumulative total of 5,136 Qualified Loans with an aggregate principal balance of $862.8 million remained under LTSPCs. For more information regarding guarantee volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Business Volume."

         Underwriting and Appraisal Standards

         Farmer Mac has established Underwriting and Appraisal Standards for Qualified Loans in an effort to reduce the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participants in the Farmer Mac I Program. These standards were developed on the basis of industry norms for mortgage loans qualified to be sold in the secondary market and were designed to assess the creditworthiness of the borrower, as well as the value of the mortgaged property relative to the amount of the Qualified Loan. Farmer Mac requires Sellers to make representations and warranties regarding the conformity of Qualified Loans to these standards and any other requirements it may impose from time to time.

         The Underwriting Standards require, among other things, that the loan-to-value ratio for any Qualified Loan (other than a part-time farm loan and a loan on an agricultural facility with a related integrator contract) not exceed 70 percent. In the case of newly originated Agricultural Real Estate
Qualified Loans that are not part-time farm loans, borrowers must also meet certain credit ratios, including: (1) a pro forma (after closing the new loan) debt-to-asset ratio of 50 percent or less; (2) a pro forma cash flow debt service coverage ratio on the mortgaged property of not less than 1:1; (3) a pro forma total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1; and (4) a pro forma ratio of current assets to current liabilities of not less than 1:1. In early 1998, Farmer Mac introduced a premium loan program for loans to highly creditworthy borrowers. Under that program, Qualified Loans meeting certain more stringent Underwriting Standards than the foregoing loan-to-value and credit ratios would qualify for guarantee at a lower fee than those applicable to loans not meeting the higher standards. In 1999, Farmer Mac introduced a loan product for borrowers with high credit scores and whose security property has a low loan-to-value ratio. For these borrowers, loan processing has been simplified and documentation of the credit ratios described above is not necessary.

         In the case of a seasoned loan (a loan that has been outstanding for five or more years), Farmer Mac considers sustained performance to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms. A seasoned loan generally will be deemed a Qualified Loan, eligible for purchase or inclusion in a pool of loans to be securitized, if it has been outstanding for at least five years and has a loan-to-value ratio (based on an updated estimate of value) of 60 percent or less, and there have been no payments more than 30 days past due during the previous three years and no material restructurings or modifications for credit reasons during the previous five years. Existing loans that have been outstanding for fewer than five years must comply with the Underwriting Standards for newly originated loans when the loan was originated.

         In the case of Rural Housing Qualified Loans and Qualified Loans under the part-time farm program, up to 85 percent of the appraised value of the property may be financed if the amount above 80 percent is covered by private mortgage insurance. For newly originated Qualified Loans on part-time farm properties, the borrower must generate sufficient income from all sources to repay all creditors. A borrower's capacity to repay debt obligations is determined by two tests: (1) the borrower's monthly mortgage payment-to-income ratio should be 28 percent or less and (2) the borrower's monthly debt payment-to-income ratio should be 36 percent or less.

         The  Underwriting   Standards   provide  that  Farmer  Mac  may,  on  a
loan-by-loan basis, accept loans that do not conform to one or more of the Underwriting Standards when: (1) those loans exceed one or more of the Underwriting Standards to a degree that compensates for noncompliance with one or more other Standards ("compensating strengths"); and (2) those loans are made to producers of particular agricultural commodities in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers. Farmer Mac's acceptance of loans that do not conform to one or more of the Underwriting Standards is not intended to provide a basis for waiving or lessening in any way the requirement that loans be of consistently high quality in order to qualify for purchase or inclusion in a pool of loans to be securitized.

         The Appraisal Standards for newly originated Qualified Loans require, among other things, that the appraisal function be performed independently of the credit decision making process and conform to the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board. The Appraisal Standards require the appraisal function to be conducted or administered by an individual meeting certain qualification criteria and who (a) is not associated, except by the engagement for the appraisal, with the credit underwriters making the loan decision, though both the appraiser and the credit underwriter may be directly or indirectly employed by a common employer; (b) receives no financial or professional benefit of any kind relative to the report content, valuation or credit decision made or based on the appraisal product; and (c) has no present or contemplated future direct or indirect interest in the appraised property. The Appraisal Standards also require uniform reporting of reliable and accurate estimates of the market value, market rent and net property income characteristics of the mortgaged property and the relative market forces.

         Sellers

         A Seller may be a System Institution, bank, insurance company, business and industrial development company, savings and loan association, association of agricultural producers, agricultural cooperative, commercial finance company, trust company, credit union or other financial entity. In order to participate in the Farmer Mac I program, the Seller must meet minimum eligibility requirements, which include: (1) maintaining stockholders' equity of at least $1 million or at least $500,000 of net worth (as defined by Farmer Mac); (2) having a staff experienced in agricultural lending and servicing; and (3) maintaining a fidelity bond and either an errors and omissions, mortgage impairment or mortgagee protection policy providing coverage in an amount determined by Farmer Mac. Sellers must also provide representations and warranties to Farmer Mac regarding the qualifications of Qualified Loans sold to or guaranteed by Farmer Mac. In addition, to facilitate a wide distribution of Farmer Mac's Voting Common Stock and give program participants an ownership interest in the secondary market, Farmer Mac has established minimum Voting Common Stock ownership requirements for Sellers, subject to limited exceptions.

         Servicing

         Farmer Mac does not directly service Qualified Loans held in its portfolio, although it does act as "master servicer" for Qualified Loans underlying Farmer Mac Guaranteed Securities. Qualified Loans are serviced only by Farmer Mac approved servicing entities that have entered into central servicing contracts with Farmer Mac. Sellers of Qualified Loans sold into the Farmer Mac I Program have a right to retain certain servicing functions
(typically direct borrower contacts) and may enter into field servicing contracts with central servicers to specify such servicing functions. Farmer Mac currently utilizes seven central servicers in its Farmer Mac I program.

         Farmer Mac I Securities

         Farmer Mac Guaranteed Securities are guaranteed by Farmer Mac as to timely payment of principal and interest. Farmer Mac Guaranteed Securities issued under the Farmer Mac I Program are referred to as "Farmer Mac I Securities." Farmer Mac Guaranteed Securities issued under the Farmer Mac II Program are referred to as "Farmer Mac II Securities."

         By statute, public offerings of Farmer Mac Guaranteed Securities are required to be registered with the U.S. Securities and Exchange Commission (the "SEC") under the federal securities laws. Accordingly, Farmer Mac, through its subsidiary Farmer Mac Mortgage Securities Corporation, maintains a shelf registration statement with the SEC pursuant to which public offerings of such securities can occur. Farmer Mac may also issue Farmer Mac Guaranteed Securities in private, unregistered transactions. U.S. Bank Trust National Association, a national banking association based in Minneapolis, Minnesota, serves as trustee for each trust underlying registered Farmer Mac I Securities, although Farmer Mac may assume some or all of the trustee function, thereby potentially eliminating some of the cost associated with a third party trustee.

         Farmer Mac I Securities are mortgage pass-through certificates issued and guaranteed by Farmer Mac that represent beneficial interests in pools of Agricultural Real Estate Qualified Loans or in obligations backed by pools of Agricultural Real Estate Qualified Loans. All Farmer Mac I Securities issued during and since 1996 have been single class or multiclass "grantor trust" pass-through certificates, which Farmer Mac calls "Agricultural Mortgage-Backed Securities" or "AMBS." These securities entitle each investor in a class of securities to receive a portion of the payments of principal and interest on the related underlying pool of Agricultural Real Estate Qualified Loans equal to the investor's proportionate interest in the pool. AMBS may back other Farmer Mac I Securities, including real estate mortgage investment conduit securities ("REMICs") and other agricultural mortgage-backed securities.

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

         Farmer Mac receives guarantee fees in return for its guarantee obligations on Farmer Mac I Securities. These fees are paid as installment payments are received on the underlying Qualified Loans until those loans have been repaid or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received by Farmer Mac depends upon the amount of Farmer Mac I Securities outstanding and on the guarantee fee rate, which is capped by statute at 50 basis points (0.50 percent) per annum. The Farmer Mac I guarantee fee rate generally ranges from 40 to 50 basis points, depending on the credit quality of and other criteria regarding the Qualified Loans. The amount of Farmer Mac I Securities outstanding is influenced by the repayment rates on the underlying Qualified Loans and by the rate at which Farmer Mac issues new Farmer Mac I Securities. In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Securities, the rate of prepayments is likely to decrease. In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Securities is also influenced by a variety of economic, demographic and other considerations, including the obligation of borrowers under most loans underlying Farmer Mac I Securities to make a yield maintenance payment (depending upon the level of interest rates) if the borrower prepays the underlying loan. Yield maintenance payments tend to deter prepayments in a declining interest rate environment.

         Transactions Under the Farmer Mac I Program

         The following table summarizes through December 31, 2000 the loans purchased or guaranteed under the Farmer Mac I Program after the changes to Farmer Mac's statutory charter by the Farm Credit System Reform Act of 1996 (the "1996 Act").



                                                                 Farmer Mac I Loans
                                                               Purchased or Guaranteed
                                                  ---------------------------------------------
                                                   Prior to 2000   During 2000        Total
                                                  -------------- --------------- --------------
                                                                 (in thousands)
 Post-1996 Act:
   Purchases                                         $1,124,214    $ 442,246     $1,566,460
   Swaps                                                261,143            -        261,143
   LTSPCs                                               637,685      373,202      1,010,887
                                                   -------------- ------------ --------------
    Total                                            $2,023,042    $ 815,448     $2,838,490
                                                   -------------- ------------ --------------



         In addition, as of December 31, 2000, $83.5 million of Farmer Mac I Guaranteed Securities issued prior to the 1996 Act were outstanding. These securities are supported by unguaranteed subordinate interests that represented 10 percent of the balance of the loans underlying the securities at issuance.

         Funding of Guarantee Claims

         The primary source of funding for the payment of claims made under Farmer Mac guarantees is the fees Farmer Mac receives for providing its guarantees. The Act requires Farmer Mac to set aside a portion of the guarantee fees it receives as a reserve against losses from its guarantee activities. Among other things, this reserve account must be exhausted before Farmer Mac may issue obligations to the Secretary of the Treasury against the $1.5 billion Farmer Mac is authorized to borrow from the Secretary of the Treasury pursuant to the Act to fulfill its guarantee obligations. This authorization is not intended to be used as a routine funding source, and has never been used.

         Although total outstanding guarantees exceed the amount held in reserve and the amount it may borrow from the Treasury, Farmer Mac does not expect claims under the guarantees to exceed amounts available to satisfy those claims. For information regarding the reserve account, see Note 6 to the Consolidated Financial Statements. For a more detailed discussion of Farmer Mac's borrowing authority from the Treasury, see "Farmer Mac's Borrowing Authority From The U.S. Treasury."

         Portfolio Diversification

         One of Farmer Mac's policy goals is to diversify its portfolio of Qualified Loans both geographically and by commodity. For information regarding the diversification of Farmer Mac's existing portfolio of Qualified Loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" and Note 10 to the Consolidated Financial Statements.

Farmer Mac II

         General

         The Farmer Mac II Program was initiated in 1992 and is authorized under Sections 8.0(3) (12 U.S.C. ss. 2279aa(3)) and 8.0(9)(B) (12 U.S.C. ss.
2279aa(9)(B)) of the Act. Under those Sections: (1) Guaranteed Portions are statutorily included in the definition of loans eligible as "Qualified Loans" for Farmer Mac's secondary market programs; (2) Guaranteed Portions are exempted from the underwriting, appraisal and repayment standards that all other Qualified Loans must meet, and pools of Guaranteed Portions are exempted from any diversification and internal credit enhancement that may be required of pools of Qualified Loans that are not Guaranteed Portions; and (3) Farmer Mac is authorized to pool Guaranteed Portions and issue Farmer Mac II Securities backed by such Guaranteed Portions.

         United States Department of Agriculture Guaranteed Loan Programs

         USDA, acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s. The USDA makes direct loans and also issues guarantees on loans made and serviced by USDA-qualified loan originators (each, a "Lender") for various purposes.

         Under the Farmer Mac II Program, Farmer Mac is one of several competing purchasers of Guaranteed Portions of farm ownership loans, farm operating loans, business and industry loans and other loans that are guaranteed by the Secretary of Agriculture pursuant to the ConAct (collectively, the "Guaranteed Loans"). Guaranteed Portions, which represent up to 95 percent of the principal amount of Guaranteed Loans, are fully guaranteed as to principal and interest by the USDA, which guarantee is supported by the full faith and credit of the United States.

         USDA Guarantees. The maximum loss covered by a USDA guarantee can never exceed the lesser of: (1) 95 percent of the principal and interest indebtedness on the Guaranteed Loan, any loan subsidy due, and 95 percent of principal and interest indebtedness on secured protective advances for protection and preservation of the related mortgaged property made with USDA authorization; and
(2) 95 percent of the principal advanced to or assumed by the borrower under the Guaranteed Loan and any interest due (including a loan subsidy).

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

         If the Lender does not repurchase the Guaranteed Portion as provided above, the USDA is required to purchase the unpaid principal balance of the Guaranteed Portion together with accrued interest (including any loan subsidy) to the date of purchase, less the servicing fee, within thirty (30) days after written demand to USDA from the Owner. While the USDA guarantee will not cover the note interest to the Owner on Guaranteed Portions accruing after ninety (90) days from the date of the original demand letter of the Owner to the Lender requesting repurchase, Farmer Mac has established procedures to require prompt tendering of Guaranteed Portions.

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

         Lenders. All Guaranteed Loans must be originated and serviced by eligible Lenders. Under applicable regulations, all eligible Lenders must be subject to credit examination and supervision by either an agency of the United States or a state, must be in good standing with their licensing authorities and must have met any licensing, lending, loan servicing and other applicable requirements of the state in which the collateral for a Guaranteed Loan will be located. Each Lender must inform the USDA that it qualifies as an eligible Lender and which agency or authority supervises it.

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

         Farmer Mac II Securities

         Farmer Mac issues and guarantees the timely payment of principal and interest on Farmer Mac II Securities, which are backed by Guaranteed Portions. Farmer Mac does not guarantee the repayment of the Guaranteed Portions, only the Farmer Mac II Securities that are backed by Guaranteed Portions. In addition to issuing Farmer Mac II Securities to Lenders in swap transactions or to other investors for cash, Farmer Mac purchases Guaranteed Portions for retention in its portfolio.

         Transactions Under Farmer Mac II Program

         As of December 31, 2000, Farmer Mac had issued and guaranteed $794.3 million of Farmer Mac II Securities, of which $193.5 million were issued in 2000. Of the $794.3 million of Farmer Mac II Securities issued and guaranteed through December 31, 2000, $517.7 million were outstanding as of that date. Of the $517.7 million of outstanding Farmer Mac II Securities, Farmer Mac held $427.5 million in its portfolio and other investors owned $90.2 million. See Notes 4 and 10 to the Consolidated Financial Statements.

Financing

         Debt Issuances

         Farmer Mac issues debt obligations, consisting of Discount Notes and Medium-Term Notes ("Notes"), to obtain funds for the Farmer Mac I and Farmer Mac II Programs to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues Notes to meet other needs associated with its business operations, including liquidity, and to increase its presence in the capital markets in order to enhance the efficiency of its debt and AMBS securities transactions and so improve the mortgage rates available to farmers, ranchers and rural homeowners. Farmer Mac's Board of Directors has authorized the issuance of up to $4.0 billion of Notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests part of the proceeds of such issuances in program assets, with the remainder invested in non-program assets in accordance with policies established by its Board of Directors. The current policies authorize Farmer Mac to invest in U.S. Treasury, agency and instrumentality obligations; repurchase agreements; commercial paper; guaranteed investment contracts; certificates of deposit; federal funds and bankers acceptances; certain securities and debt obligations of corporate issuers; asset-backed securities; and corporate money market funds. For information about Farmer Mac's outstanding investments and indebtedness, see Notes 3 and 5 to the Consolidated Financial Statements.

         Equity Issuances

         By statute, Farmer Mac is authorized to issue Voting Common Stock, non-voting common stock and non-voting preferred stock. Voting Common Stock may be held only by banks, other financial entities, insurance companies and System Institutions that qualify as eligible participants in the Farmer Mac programs. Under the Act, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A Voting Common Stock. There are no ownership restrictions applicable to non-voting common stock or preferred stock. To date, Farmer Mac has not issued any preferred stock. Any preferred stock issued by Farmer Mac would have priority over the Common Stock in payment of dividends and liquidation proceeds. The Class C Non-Voting Common Stock is, and any preferred stock would be, freely transferable. The holders of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of Common Stock received any payment upon liquidation, dissolution or winding up of the business of Farmer Mac. To date, Farmer Mac has not paid any dividends on its Common Stock, nor does it expect to pay dividends in the near future. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements. See Note 7 to the Consolidated Financial Statements and "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Enforcement levels."

         Effective August 2, 1999, after obtaining the consent of the holders of its Class C Non-Voting Common Stock, Farmer Mac amended its By-Laws to eliminate the three-to-one preference with respect to dividends and liquidation proceeds which had been applicable to each share of Class C Non-Voting Common Stock relative to each share of Voting Common Stock. In conjunction with this By-Law amendment, Farmer Mac effected a three-for-one split of its Class C Non-Voting Common Stock. The two principal reasons for making these changes were to simplify the reporting of Farmer Mac's earnings per share and improve the liquidity of Farmer Mac's Class C Stock.

         As of December 31, 2000, 1,030,780 shares of Class A Stock, 500,301 shares of Class B Stock and 9,620,112 shares of Class C Stock were outstanding. Farmer Mac may obtain additional capital from future issuances of common stock (both voting and non-voting) or non-voting preferred stock. Farmer Mac has no current plans to issue any additional shares of Common Stock, except pursuant to programs in which employees, members of management or the Board of Directors may be granted Class C Non-Voting Common Stock as part of their compensation arrangements.

         Authority to Borrow from Treasury

         The Act authorizes Farmer Mac to borrow, in extreme circumstances, up to $1.5 billion from the Secretary of the Treasury, subject to certain conditions, to enable Farmer Mac to fulfill the obligations under its guarantees. See "Farmer Mac's Borrowing Authority from the U.S. Treasury."

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

             FARMER MAC'S BORROWING AUTHORITY FROM THE U.S. TREASURY

         Farmer Mac may issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion. The proceeds of such obligations may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations under the Farmer Mac I and Farmer Mac II Programs. The Act provides that the U.S. Treasury is required to purchase such obligations of Farmer Mac if Farmer Mac certifies that: (1) a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's Board to be necessary and such reserve has been exhausted; and (2) the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations. Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of such obligations, and would be required to be repaid to the U.S. Treasury within a "reasonable time," which the Act does not define.

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

Regulation

         Office of Secondary Market Oversight

         As a System Institution, Farmer Mac is subject to the regulatory authority of the FCA. The FCA, acting through OSMO, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities. The Director of OSMO, who was selected by and reports to the FCA Board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by the Act. The Act requires an annual examination of the financial transactions of Farmer Mac and authorizes the FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination. Farmer Mac is required to file quarterly reports of condition with the FCA, as well as copies of all documents filed with the SEC under the federal securities laws.

         Department of the Treasury

         In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested the FCA, in a cooperative effort with the Department of the Treasury, to "monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period and beyond, if necessary." Although the "capital deferral period" expired on January 1, 1999, Farmer Mac anticipates this cooperative monitoring effort between the Treasury and the FCA will continue at least until the date, expected to be during the second quarter of 2002, that Farmer Mac is required to comply with the final risk-based capital standards adopted by the FCA.

         Comptroller General/General Accounting Office

         The Act requires the Comptroller General of the United States to perform an annual review of the actuarial soundness and reasonableness of the guarantee fees established by Farmer Mac.

         Capital Standards

         General. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac--minimum, critical and risk-based. The minimum and critical capital requirements are expressed as a percentage of on-balance sheet assets and a lower percentage of "off-balance sheet obligations" (primarily outstanding Farmer Mac Guaranteed Securities not owned by Farmer Mac or an affiliate). The Act does not specify the required level of risk-based capital, but directs the FCA to establish a risk-based capital test for Farmer Mac, which was published for comment on November 12, 1999. Farmer Mac submitted its timely comments on the proposed risk-based capital test on June 12, 2000. On February 22, 2001, the FCA Board approved a final risk-based capital rule for Farmer Mac. As of March 15, 2001, the final rule had not been published in the Federal Register nor made available for public review. See "-- Risk-based capital" below. In the event that Farmer Mac were unable to comply with existing capital requirements or higher capital requirements that may be imposed in the future, the FCA could take enforcement actions against Farmer Mac, including curtailing its business activities. See "-- Enforcement levels" below.

         As of December 31, 2000, Farmer Mac's minimum and critical capital requirements were $96.9 million and $48.4 million, respectively, and its actual core capital level was $101.2 million, $4.3 million above the minimum requirement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a presentation of Farmer Mac's current regulatory capital position.

         Minimum capital. Farmer Mac's minimum capital level is an amount of core capital equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including: (1) the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities; (2) instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities; and (3) other off-balance sheet obligations of Farmer Mac.

         Critical capital. By statute, Farmer Mac's critical capital level at any time must be an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.

         Risk-based capital. The 1996 Act directs the FCA to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth therein. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac.

         In November 1999, the FCA published a notice of proposed rulemaking setting forth a proposed risk-based capital test. The framework for the proposed rule is specified in Farmer Mac's statutory charter. The model underlying the proposed risk-based capital test was intended by Congress to measure the amount of capital needed for Farmer Mac to maintain adequate capital levels during a 10-year period of economic stress, based on the Corporation's credit and interest rate risk profile at the beginning of such period. Comments on the proposed rulemaking were initially due by March 13, 2000. The FCA granted an extension of the time for filing comments on the proposed rulemaking until June 12, 2000, due, in part, to a request by Farmer Mac. Farmer Mac filed its comments on the proposed rulemaking on June 12, 2000.

         On February 22, 2001, the FCA Board adopted the final risk-based capital regulation for Farmer Mac. As of March 15, 2001, the final rule had not been published in the Federal Register or made available for public review.
Based on preliminary information from the FCA regarding the nature of the regulation adopted by the FCA Board, and without having obtained access to the FCA's economic "stress test" model underlying the final regulation, Farmer Mac understands that it would have been in compliance with the final risk-based capital regulation as of December 31, 2000, had the regulation been in effect on that date, and that the final rule would not have required Farmer Mac to increase its capital based upon its financial position and risk profile. Based upon its review of preliminary information from the FCA, Farmer Mac understands that the overall risk-based capital requirement generated by the stress test will be a weighted average of the risk-based capital requirements of individual Qualified Loans backing securities guaranteed by Farmer Mac or held by it. Farmer Mac further understands that Qualified Loans with certain characteristics will contribute to a lower requirement (but not less than the statutory minimum capital level), while Qualified Loans with other characteristics will contribute to a higher requirement. These considerations may cause Farmer Mac to emphasize those characteristics of Qualified Loans that produce lower risk-based capital requirements as its business continues to develop, to ensure that the Corporation remains in compliance with the risk-based capital regulation.

         Based on FCA's application of the final risk-based capital regulation to Farmer Mac's business as of September 30, 2000, had the regulation been in effect on that date, Farmer Mac's risk-based capital requirement would have been less than the statutory minimum capital level, in which case the statutory minimum capital level would have governed. Because the characteristics of Farmer Mac's portfolio of assets did not change significantly from September 30, 2000 to December 31, 2000, Farmer Mac's risk-based capital as of December 31, 2000 should also have been less than the statutory minimum capital level had the regulation been in effect on that date. There can be no assurance that future risk-based capital levels will always be below statutory minimum capital levels, though Farmer Mac expects that it will be able to manage its business to maintain capital levels consistent with the regulation. After Farmer Mac has had an opportunity to evaluate the final regulation fully, management may engage FCA staff in further discussions, as appropriate, to recommend revisions to the regulation.

         Based on preliminary information from the FCA, the final risk-based capital regulation most likely will become effective in April or May 2001, but Farmer Mac will not be required to comply with the risk-based capital standard established under the regulation until one year after its effective date. While a risk-based capital requirement significantly above the statutory minimum capital level could have a material adverse effect on Farmer Mac, the ultimate impact of the risk-based capital test adopted by the FCA in February 2001 will have to be evaluated in light of the level of risk-based capital required relative to Farmer Mac's existing capital position, the categories of assets against which risk-based capital would have to be maintained, growth in Farmer Mac's business, Farmer Mac's ability and need to raise additional equity in the capital markets, alternative business strategies available to Farmer Mac, as well as legal and public policy considerations affecting the applicability to Farmer Mac of the risk-based capital requirement.

         Enforcement levels. The Act directs the FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards. Prior to the effective date of the final risk-based capital regulation for Farmer Mac, the Act provides that Farmer Mac shall be classified as within "level I" (the highest compliance level) so long as its capital equals or exceeds the then applicable minimum capital level. As of December 31, 2000, Farmer Mac was classified as within level I.

         Failure to comply with the applicable minimum capital level in the Act would result in Farmer Mac being classified as within level III (below the minimum but above the critical capital level) or level IV (below the critical capital level). (Level II is not applicable prior to the effective date of the final risk-based capital regulation since it contemplates the failure to comply with the risk-based capital standard.) In the event that Farmer Mac were classified as within level III or IV, the Act requires the Director of OSMO to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified. The mandatory measures applicable to level III include: requiring Farmer Mac to submit (and comply with) a capital restoration plan; prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level IV and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and reclassifying Farmer Mac as within a lower level if it does not submit a capital restoration plan that is approved by the Director or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director.

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

Item 2.    Properties

         On September 30, 1991, Farmer Mac entered into a long-term lease for its principal offices, which are located at 919 18th Street, N.W., Suite 200, Washington, D.C. 20006. The lease, which expires January 6, 2002, covers approximately 7,500 square feet of office space. Farmer Mac's offices are suitable and adequate for its present needs. As of March 15, 2001, Farmer Mac was reviewing several possible locations for its future office needs.

Item 3.    Legal Proceedings

         Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         Farmer Mac has three classes of common stock outstanding. Class A Voting Common Stock may be held only by banks, insurance companies and other financial institutions or similar entities that are not System Institutions. Class B Voting Common Stock may be held only by System Institutions. There are no ownership restrictions on the Class C Non-Voting Common Stock.

         The Class A and Class C Common Stock trade on the New York Stock Exchange (the "NYSE") under the symbols AGMA and AGM, respectively. Prior to June 18, 1999, Class A Common Stock traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol FAMCA, and the Class C Common Stock traded on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol FAMCK. The Class B Voting Common Stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is unaware of any publicly available quotations or prices for that class.

         The information below represents the high and low closing sale prices for the Class A and Class C Common Stock for the periods indicated as reported by the NYSE and the high and low bids for the periods indicated as reported by The Nasdaq Stock Market.



                                                                Sales Price
                                            --------------------------------------------------
                                                 Class A Stock             Class C Stock
                                            ------------------------  ------------------------
                                               High         Low          High         Low
                                            ------------ -----------  ----------- ------------
                                                            (dollars per share)
   1999
    First quarter                            $ 18.50     $ 17.38      $ 18.00      $ 13.08
    Second quarter                             18.25       16.38        24.83        15.06
    Third quarter                              16.75       15.25        23.13        17.50
    Fourth quarter                             18.63       14.81        22.63        15.63

   2000
    First quarter                              16.50       15.63        20.75        15.50
    Second quarter                             17.13       14.75        16.13        13.31
    Third quarter                              17.88       16.75        18.06        13.63
    Fourth quarter                             18.38       16.13        23.38        17.50

   2001
    First quarter (through March 9)          $ 23.25     $ 19.00      $ 27.94      $ 22.85




         As of March 9, 2001, it was estimated that there were 1,506 registered owners of the Class A Voting Common Stock, 104 registered owners of the Class B Voting Common Stock and 1,441 registered owners of the Class C Non-Voting Common Stock outstanding.

         For information about Farmer Mac's dividend policy, see "Business -- Financing -- Equity Issuances" and Note 7 to the Consolidated Financial Statements.

Item 6.    Selected Financial Data


                                                                             December 31,
                                                 -------------------------------------------------------------------
Summary of Financial Condition:                     2000          1999          1998         1997          1996
                                                 ------------ ------------- ------------- ------------ -------------
                                                                        (dollars in thousands)
   Cash and cash equivalents                      $537,871      $336,282      $540,626     $177,617      $ 68,912
   Investment securities                           836,757       847,220       643,562      656,737        85,799
   Farmer Mac guaranteed securities              1,679,993     1,306,223       552,205      442,311       419,260
   Loans                                            30,279        38,509       168,064       47,177        12,999
   Total assets                                  3,160,899     2,590,410     1,935,971    1,348,135       603,104

   Notes and bonds payable
    Due within one year                          2,201,691     1,722,061     1,473,688      856,028       259,164
    Due after one year                             767,492       750,337       366,122      402,803       287,128

   Total liabilities                             3,028,238     2,503,267     1,855,057    1,273,074       555,899
   Stockholders' equity                            132,661        87,143        80,914       75,061        47,205

Selected Financial Ratios:
   Return on average assets                          0.36%         0.31%         0.35%        0.47%         0.14%
   Return on average equity                          9.50%         8.24%         7.36%        7.57%         2.64%
   Average equity to assets                          3.82%         3.71%         4.75%        6.27%         5.28%

                                                                        Year ended December 31,
                                                 -------------------------------------------------------------------
Summary of Operations:                              2000          1999          1998         1997          1996
                                                 ------------ ------------- ------------- ------------ -------------
                                                             (dollars in thousands, except per share amounts)
   Interest income                                $195,420      $140,377      $103,561     $ 80,153      $ 37,353
   Interest expense                                177,722       125,419        92,992       72,992        34,623
                                                 ------------ ------------- ------------- ------------ -------------
    Net interest income                             17,698        14,958        10,569        7,161         2,730
   Guarantee fee income                             11,677         7,396         3,727        2,575         1,623
   Gain on issuance of AMBS                              -             -         1,400        2,362         1,070
   Miscellaneous                                       399           220           142          253            63
                                                 ------------ ------------- ------------- ------------ -------------
    Total revenue                                   29,774        22,574        15,838       12,351         5,486
   Total expenses                                   13,588        11,983         9,323        7,840         5,081
                                                 ------------ ------------- ------------- ------------ -------------
    Income before income taxes and
     extraordinary item                             16,186        10,591         6,515        4,511           405
   Income tax expense/(benefit)                      5,749         3,670           772         (115)           12
   Extraordinary gain                                    -             -             -            -           384
                                                 ------------ ------------- ------------- ------------ -------------
    Net income                                    $ 10,437       $ 6,921       $ 5,743      $ 4,626         $ 777
                                                 ------------ ------------- ------------- ------------ -------------

Earnings Per Share:

   Basic earnings before extraordinary item         $ 0.94        $ 0.64        $ 0.53       $ 0.48        $ 0.07
   Basic net earnings                               $ 0.94        $ 0.64        $ 0.53       $ 0.48        $ 0.15

   Diluted earnings before extraordinary item       $ 0.92        $ 0.62        $ 0.52       $ 0.46        $ 0.07
   Diluted net earnings                             $ 0.92        $ 0.62        $ 0.52       $ 0.46        $ 0.14


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial information at and for the twelve months ended December 31, 2000, 1999 and 1998 is consolidated to include the accounts of Farmer Mac and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation ("FMMSC"). During 1999, the operations of Farmer Mac Acceptance Corporation were merged into FMMSC. All material inter-company transactions have been eliminated in consolidation. The following discussion should be read together with Farmer Mac's consolidated financial statements and is not necessarily indicative of our future results.

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

Overview

         2000 was another year of solid growth and strong financial performance for Farmer Mac, notwithstanding challenges created by the continuing industry-wide weakness in new agricultural mortgage volume due to uncertainties in the agricultural sector. Diluted earnings per share were $0.92 for 2000, a 48 percent increase over 1999 diluted earnings per share, marking the fifth consecutive year during which Farmer Mac achieved significant increases in profitability. Net income rose from $6.9 million in 1999 to $10.4 million in 2000.

         The principal factors contributing to the year's record earnings were increases in net interest income from spread on portfolio retention of cash window and portfolio purchases and guarantee fees on the higher cumulative amount of guarantees outstanding. Net interest income was up $2.7 million to $17.7 million in 2000, from $15.0 million in 1999, as Farmer Mac Guaranteed Securities and loans held by Farmer Mac increased by $365.5 million. Guarantee fee income grew 58 percent from $7.4 million in 1999 to $11.7 million in 2000, as outstanding guarantees increased $736.8 million, or 31 percent, to $3.08 billion and surpassed the $3.0 billion level for the first time in Farmer Mac's history. The year's increase in guarantee fee income is indicative of the annuity-like nature of that income. The increase in outstanding guarantee volume was achieved while Farmer Mac continued to maintain control over its operating expenses. During 2000, operating expenses increased by only 6.5 percent over 1999 and equaled 30 percent of total revenues, compared to 37 percent in 1999.

     While increasing its level of guarantees, Farmer Mac maintained a close watch on the quality of mortgages covered by its guarantee, despite continued stress in some segments of the U.S. agricultural economy in 2000. At year-end, Farmer Mac I loans purchased or guaranteed after changes to the Corporation's statutory charter in 1996 placed Farmer Mac in the position of first loss guarantor ("post-1996 Act loans") showed a modest increase in delinquency rates of 90 days or longer, to 1.25 percent of the principal amount of all post-1996 Act loans, compared to 0.94 percent at the end of 1999. (External 10 percent first loss interests mitigate Farmer Mac's credit exposure to pre-1996 Act loans.) Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher levels likely in the first and third quarters of each year, due to the semiannual payment characteristics of most Farmer Mac loans. Farmer Mac experienced no loan losses resulting in net charge-offs to the reserve in 2000, compared with losses totaling $347,000 in 1999.

         It is anticipated that delinquencies will likely increase and some loan losses will likely be incurred in 2001, due both to the aging of the guarantee portfolio and to pressures from growing inventories and weak markets for agricultural commodities and products worldwide along with low prices and economic uncertainty in the agricultural sector, following the trend of the last several years. Nevertheless, as reported by the USDA, agricultural income during 2000 was strong, due in large part to record government support payments made to farmers during the year, which generally helped to maintain economic stability in the agricultural sector and contributed to stable agricultural land prices in most regions of the nation during 2000. As a result, the overall financial condition of the agricultural sector, with the exception of certain producer groups that do not receive significant government payments, remains sound and agricultural mortgage credit quality general remains good.

         It is too early to predict what level of federal support will be provided to agriculture in 2001, but Farmer Mac believes that the preservation of the economic stability of the agricultural sector will continue to be a high priority for both Congress and the new Administration, as it has been during the last several years. Though increased reliance on government payments enabled farmers and ranchers to meet their existing mortgage obligations more easily during 2000, the economic uncertainty of the agricultural economy is likely to continue to mute farmers' demand for new agricultural mortgage loans during 2001. We believe that Farmer Mac has responded effectively to these market conditions by expanding its product offerings to include, among other things, revolving lines of credit backed by agricultural mortgages to help farm borrowers with equity in their land meet short-term liquidity needs. In addition, by re-emphasizing to agricultural lenders the opportunity to reduce their concentrated exposures to local agricultural credit risks, Farmer Mac believes it can develop swap and LTSPC transactions and similar structures during 2001, as lenders become more attentive to their own issues of liquidity and portfolio diversification. Also, anticipated lower interest rates during 2001 should contribute to lower debt expenses for farm borrowers and increased long-term, fixed-rate mortgage activity.

         As we evaluate Farmer Mac's business prospects for 2001 and beyond, certain factors and conditions remain likely to constrain our progress. Many institutions that dominate agricultural lending today have an organizational bias toward retaining loans in portfolio rather than selling them, notwithstanding corporate finance and capital planning benefits they might realize through participation in Farmer Mac's programs. Some lending institutions subsidize their agricultural mortgage loan rates out of higher rates on non-mortgage loans, or by low-return use of equity, both of which generate uneconomic competition with Farmer Mac's loan rates.

         Further potentially affecting the growth of Farmer Mac's business is the expanded authority of Federal Home Loan Banks ("FHLBs"), under legislation enacted in November 1999, to accept agricultural loans as collateral for their own advances and to relax their membership requirements for small banks. At this time, it is still too early to assess fully the impact, if any, of these changes upon Farmer Mac. There are, however, several important distinctions between the expanded FHLB authority and the benefits Farmer Mac brings to agricultural lenders, including the capital relief available under Farmer Mac's loan sale and purchase commitment programs, the lower over-collateralization requirements under Farmer Mac's AgVantage program and the lower interest rate risk of participation in the Farmer Mac programs.

         Although Farmer Mac has grown steadily stronger during the last five years, that growth has depended, and will continue to depend, upon ongoing increases in the volume of loans covered by its guarantee. Farmer Mac's current share of the agricultural mortgage market remains relatively small, due to the gradual nature of market penetration in a mature market. However, our dramatic growth rates in the years since 1996 implies a significant ongoing opportunity for expansion of business volume. Over the long term, our strategy for realizing Farmer Mac's business development and profitability goals is to prompt agricultural mortgage lenders, whether traditional or non-traditional, to continue to expand their use of our guarantee through market-oriented programs and products that clearly benefit the nation's farmers, ranchers and rural homeowners.

         A detailed presentation of Farmer Mac's financial results for the years ended December 31, 2000, 1999 and 1998 follows.

Average Balances and Rates

         The following table provides information regarding interest-earning assets and interest-bearing liabilities for the years ended December 31, 2000, 1999 and 1998.

                                              2000                             1999                               1998
                              ---------------------------------  ----------------------------------  ----------------------------
                               Average     Income/     Average    Average     Income/    Average      Average    Income/   Average
                               Balance     Expense      Rate      Balance     Expense     Rate        Balance    Expense    Rate
                              ---------   ---------  ----------  ----------  ---------  ----------   --------  --------- --------
                                                                       (dollars in thousands)
 Interest-earning assets:
  Cash and cash
   equivalents                $ 510,779   $ 32,675      6.40%    $ 568,398     $29,384     5.17%     $ 440,815   $ 24,306    5.51%
  Investments                   888,765     59,230      6.66%      737,275      41,170     5.58%       658,665     38,915    5.91%
  Farmer Mac guaranteed
   securities                 1,379,660    100,649      7.30%      958,593      63,054     6.58%       474,083     32,922    6.94%
  Loans                          39,048      2,866      7.34%       99,518       6,769     6.80%       108,743      7,418    6.82%
                              ----------  ---------  ---------- -----------  ----------  ----------  ----------  ---------  ------
   Total interest-earning
    assets                   $2,818,252    195,420      6.93%   $2,363,784     140,377     5.94%    $1,682,306    103,561    6.16%
                              ----------                       ------------                         -----------

Funding:
  Discount notes             $1,945,276    125,952      6.47%   $1,725,647      88,062     5.10%    $1,253,557     68,102    5.43%
  Medium term notes             825,433     51,770      6.27%      580,164      37,357     6.44%       360,410     24,890    6.91%
                              ----------  ---------  ---------- -----------  ----------- ---------- -----------  ---------  ------
   Total interest-bearing
    liabilities               2,770,709    177,722      6.41%    2,305,811     125,419     5.44%     1,613,967     92,992    5.76%
  Net non-interest-bearing
   funding                       47,543          -      0.00%       57,973           -     0.00%        68,339          -    0.00%
                              ----------  ---------  ---------- -----------  ----------- ---------- -----------  ---------  ------
   Total funding             $2,818,252    177,722      6.31%   $2,363,784     125,419     5.31%    $1,682,306     92,992    5.53%
                              ----------  ---------  ---------- -----------  ----------- ---------- -----------  ---------  ------
Net interest income/
  yield                                   $ 17,698      0.63%                  $14,958     0.63%                 $ 10,569    0.63%
                                          ---------  ----------              ----------- ----------              ---------  -------



         The table below sets forth the effects of changes in rates and volume on the components of net interest income for the years ended December 31, 2000 and 1999. Combined rate/volume variances are allocated based on their relative size.

                                                      2000 vs. 1999                       1999 vs. 1998
                                           ----------------------------------- -----------------------------------
                                               Increase (Decrease) Due to          Increase (Decrease) Due to
                                           ----------------------------------- -----------------------------------
                                              Rate       Volume      Total        Rate       Volume      Total
                                           ----------- ----------- ----------- ----------- ----------- -----------
                                                                         (in thousands)
 Income from interest-earning assets:
   Cash and cash equivalents                 $ 6,482    $ (3,191)    $ 3,291    $ (1,595)    $ 6,673     $ 5,078
   Investments                                 8,756       9,304      18,060      (2,213)      4,468       2,255
   Farmer Mac guaranteed securities            7,481      30,114      37,595      (1,828)     31,960      30,132
   Loans held for securtization                  495      (4,398)     (3,903)        (21)       (628)       (649)
                                           ----------- ----------- ----------- ----------- ----------- -----------
    Total                                     23,214      31,829      55,043      (5,657)     42,473      36,816

Expense from interest-bearing liabilities     24,616      27,687      52,303      (5,464)     37,891      32,427
                                           ----------- ----------- ----------- ----------- ----------- -----------

Change in net interest income               $ (1,402)    $ 4,142     $ 2,740      $ (193)    $ 4,582     $ 4,389
                                           ----------- ----------- ----------- ----------- ----------- -----------






Results of Operations

         Net Interest Income. Net interest income totaled $17.7 million in 2000 compared to $15.0 million in 1999, and the net interest yield was 0.63 percent in both 2000 and 1999. The increase in net interest income was due to a 19.2 percent increase in the average balance of interest-earnings assets, driven by a
34.1 percent increase in average on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans). The increase in on-balance sheet program assets resulted from Farmer Mac's retention of cash purchases during 2000 (for further information, see "-- Business Volume" and "-- Balance Sheet Review -- Assets"). During 2000, the average balance of non-program assets (cash and cash equivalents and investments) increased by 7.2 percent.

         Net interest income totaled $10.6 million in 1998. The $4.4 million increase from 1998 to 1999 was due to a 41 percent increase in the average balance of interest-earning assets, driven by an 82 percent increase in average on-balance sheet program assets. Net interest yield for 1998 was also 0.63 percent.

         Other Income. Other income, which is comprised of guarantee fee income, gain on issuance of AMBS and miscellaneous income, totaled $12.1 million for 2000, compared to $7.6 million for 1999. During 2000, total outstanding guarantees increased by 31 percent. Similarly, guarantee fee income, the largest component of other income, increased to $11.7 million from $7.4 million the prior year, an increase of 58 percent. Miscellaneous income totaled $399,000 for 2000, compared to $220,000 for 1999. Miscellaneous income includes fees and hedging gains and losses related to program activities, which fluctuate from period to period due to various factors including the level of program activity and delinquencies.

         Other income increased 43 percent to $7.6 million in 1999 from $5.3 million in 1998. Guarantee fee income, the largest component of other income, increased to $7.4 million in 1999 from $3.7 million in 1998 due to a corresponding increase in the outstanding balance of guaranteed securities. Gain on sale of AMBS totaled $1.4 million in 1998. There were no sales of AMBS during 1999 because market conditions favored the retention of AMBS. See "-- Business Volume."

         Other Expenses. Operating expenses totaled $8.9 million in 2000, compared to $8.3 million in 1999 and $7.7 million in 1998. Operating expenses equaled 30 percent of total revenues in 2000, compared to 37 percent in 1999 and 49 percent in 1998. Farmer Mac's provision for losses totaled $4.7 million in 2000, compared to $3.7 million in 1999 and $1.6 million in 1998. The increases in the provision for losses were due to increases in outstanding AMBS for which Farmer Mac assumes 100 percent of the credit risk. See "-- Risk Management -- Credit risk management."

         Income Tax Expense/Benefit. Income tax expense totaled $5.8 million in 2000, compared to an expense of $3.7 million in 1999 and a benefit of $772,000 in 1998. During 1998, Farmer Mac recognized $1.5 million of previously unrecognized tax benefits, which related primarily to net operating losses incurred in prior years. Excluding previously deferred tax benefits, Farmer Mac would have reported income tax expense of $2.3 million and net income on a fully taxable equivalent basis of $4.2 million for 1998. Farmer Mac expects its effective tax rate in 2001 to approximate 35 percent due to the effects of non-deductible expenses. For more information about income taxes, see Note 8 to the Consolidated Financial Statements.

         Business Volume. The following table sets forth information regarding the volume and balance of loans purchased or guaranteed by Farmer Mac for the periods indicated:

                                                       2000            1999            1998
                                                  --------------- -------------- ---------------
                                                                   (in thousands)
 Purchase and guarantee volume:
   Farmer Mac I
    Cash purchases                                   $ 442,246      $ 391,448       $ 339,904
    Swap transactions                                        -        176,788          84,355
    LTSPCs                                             373,202        637,685               -
                                                  --------------- -------------- ---------------
     Total Farmer Mac I volume                         815,448      1,205,921         424,259

   Farmer Mac II                                       193,505        116,148         119,786
                                                  --------------- -------------- ---------------
     Total loans and guaranteed portions             $1,008,952     $1,322,069       $ 544,045
       purchased or guaranteed                    --------------- -------------- ---------------

 AMBS issuances:
   Retained                                            360,037      $ 517,801        $ 75,533
   Sold                                                159,910              -         141,758
   Swap transactions                                         -        176,788          84,355
                                                  --------------- -------------- ---------------
    Total AMBS issuances                             $ 519,947      $ 694,589       $ 301,646
                                                  --------------- -------------- ---------------
Outstanding balance of loans held or
   guaranteed by Farmer Mac at December 31          $3,110,213     $2,381,608      $1,300,930
                                                  --------------- -------------- ---------------

         During 2000, the volume of loans purchased or guaranteed by Farmer Mac totaled $1.0 billion, a 24 percent decrease from 1999 volume. This was largely a result of decreases in swaps and LTSPCs from $814.5 million in 1999 to $373.2 million in 2000. See "-- Risk Management -- Credit risk management" for a description of LTSPCs. These decreases were partially offset by increases of 13 percent and 67 percent in Farmer Mac I cash purchases and Farmer Mac II guarantees, respectively. The net balance of loans held or guarantees outstanding increased 31 percent from $2.4 billion to $3.1 billion.

         Swaps and LTSPCs typically involve seasoned loans, while cash purchase transactions usually represent acquisitions of newly originated loans. The overall decreases for 2000 from 1999 are a result of economic stress in the agricultural sector, which reduced demand for new originations of agricultural mortgages.

         Farmer Mac decides whether to retain AMBS or to sell AMBS to capital market investors based on market conditions. During 2000, Farmer Mac issued $519.9 million of AMBS, $360.0 million of which were retained by Farmer Mac.

         Indicators of future purchase and guarantee volume, particularly cash purchase activity, include outstanding commitments to purchase Farmer Mac I loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a Seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the Seller to pay a fee to extend or cancel the commitment. At December 31, 2000, outstanding commitments to purchase Farmer Mac I loans totaled $13.2 million, compared to $12.5 million at December 31, 1999, while loans submitted for approval or approved but not yet committed to purchase totaled $58.0 million at December 31, 2000, compared to $110.7 million at December 31, 1999. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the Seller.

         While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a new market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

Balance Sheet Review

         Assets. As of December 31, 2000, total assets were $3.2 billion compared to $2.6 billion at December 31, 1999. The increase in total assets was primarily due to growth in program assets, which increased $365.5 million during 2000 to a total of $1.7 billion. During 2000, Farmer Mac purchased $635.8 million of Farmer Mac I and II loans. During the same period, non-program assets increased to $1.4 billion as of December 31, 2000, from $1.2 billion as of December 31, 1999.

         The remaining growth in total assets was due to increases in the balance of interest and guarantee fees receivable, which increased in proportion to the growth of program assets and total guarantees.

         Liabilities. Total liabilities increased from $2.5 billion at December 31, 1999, to $3.0 billion at December 31, 2000. The increase in liabilities was primarily due to growth in notes payable, which corresponded to the growth in on-balance sheet program assets. The remaining increase in total liabilities was due to increases in accrued interest payable, as a result of the increase in outstanding notes payable, and the reserve for losses. See "-- Risk Management -- Credit risk management." For more information about Farmer Mac's funding and interest rate risk practices, see "-- Risk Management -- Interest-rate risk management."

         Capital. At December 31, 2000, stockholders' equity totaled $132.7 million, compared to $87.1 million at December 31, 1999. The increase was due to net income earned during 2000 of $10.4 million and an increase in net unrealized gains and losses of $33.2 million. At December 31, 2000 and December 31, 1999, Farmer Mac's regulatory required minimum capital was $96.9 million and $79.6 million, compared with actual regulatory capital of $101.2 million and $88.8 million, respectively. See "-- Liquidity and Capital Resources -- Capital Requirements."

         Off-Balance Sheet Guarantees. At December 31, 2000, outstanding off-balance sheet guarantees totaled $1.5 billion, compared to $1.1 billion at December 31, 1999. For more information about off-balance sheet Farmer Mac Guaranteed Securities, see "-- Risk Management -- Credit risk management."

Risk Management

         Interest-rate risk management. Interest-rate risk is the risk that interest rate changes could materially affect the value, or future earnings, of Farmer Mac. Farmer Mac is exposed to two primary sources of interest-rate risk:
(a) Farmer Mac I and II Securities and other assets held for investment, and (b) loans.

         Farmer Mac is subject to interest-rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to Farmer Mac I and II Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches. Cash flow mismatches in a changing rate environment can reduce the value or earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt. Yield maintenance provisions associated with many of the loans underlying Farmer Mac I Securities reduce, but do not eliminate, this risk. Yield maintenance provisions require borrowers to make an additional payment to Farmer Mac when they prepay their loans. When reinvested with the prepaid principal, this payment generates substantially the same cash flows that would have been generated had the loan not prepaid. None of the loans underlying Farmer Mac II Securities have yield maintenance provisions, although some carry fixed or declining percentage prepayment penalties. Fixed-rate loans without yield maintenance provisions represented 12 percent and 28 percent of the total balance of loans underlying on-balance sheet Farmer Mac I and II Securities as of December 31, 2000, and December 31, 1999, respectively.

         There is less interest-rate risk related to Farmer Mac's portfolio of non-program assets because it consists almost entirely of investments that mature or reprice within one year. However, Farmer Mac does invest in certain adjustable-rate investments that limit or "cap" the amount that an investment coupon rate can increase. Such capped investments totaled $370.4 million and $441.4 million at December 31, 2000, and December 31, 1999, respectively.

         Farmer Mac's primary strategy for managing interest-rate risk related to Farmer Mac I and II Securities and other assets held for investment is to fund them with liabilities that have similar durations, or average cash flow patterns over time, and provide flexibility to accommodate changing prepayment rates in changing interest rate environments. To achieve the desired funding objective, Farmer Mac uses a mix of short-term Discount Notes and callable and non-callable Medium-Term Notes. See Note 5 to the Consolidated Financial Statements. By using a mix of liabilities that includes callable debt, the duration of the liabilities will tend to increase or decrease as interest rates change in a manner similar to changes in the duration of the assets (the rate of change in the duration of an asset or liability to a change in interest rates is referred to as convexity). Farmer Mac manages the interest-rate risk related to capped adjustable-rate investments by purchasing interest rate contracts that effectively "uncap" the investments. See Note 10 to the Consolidated Financial Statements.

         Farmer Mac is also subject to interest-rate risk on loans, including loans that Farmer Mac has committed to acquire, but not yet purchased. When Farmer Mac commits to purchase a Qualified Loan, it is exposed to interest-rate risk between the time it commits to purchase the loan and the time it either:
(a) sells AMBS backed by the loan, or (b) issues debt to retain the loan in its portfolio (although issuing debt to fund the loans as an investment does not fully mitigate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above). As of December 31, 2000, the balance of loans committed or purchased and not yet sold or funded as retained investments totaled $12.9 million. Farmer Mac manages the interest-rate risk related to such loans, and the debt to be issued to fund the loans as retained investments, through the use of forward sale contracts on the debt and mortgage-backed securities of other government-sponsored enterprises ("GSEs") and futures contracts involving U.S. Treasury securities. At December 31, 2000, Farmer Mac did not own Treasury futures contracts and the total notional balance of GSE forward sale contracts was $8.6 million. Farmer Mac primarily uses GSE forward sale contracts since such instruments reduce Farmer Mac's interest rate exposure to changes in both Treasury rates and AMBS and debt spreads. For more information about off-balance sheet derivative financial instruments, see Note 10 to the Consolidated Financial Statements.

         Farmer Mac has established policies and implemented interest-rate risk management procedures to monitor its exposure to interest rate risk. The primary methodology used by management to monitor Farmer Mac's interest rate risk exposure is measurement of the sensitivity of Farmer Mac's market value of equity (MVE) to changes in interest rates. This and other risk measures are reviewed regularly by management's Asset and Liability Committee and the Finance Committee of the Board of Directors to monitor compliance with Farmer Mac's interest-rate risk policy limits.

         The simulation of MVE involves generating multiple paths for future interest rates starting from a "base" yield curve and then discounting the estimated cash flows under those rate paths to arrive at the estimated fair value of Farmer Mac's assets, liabilities and off-balance sheet items. Farmer Mac uses a commercially developed model to perform the MVE analyses. The analysis, which is based on Farmer Mac's existing assets, liabilities and off-balance sheet financial instruments, and does not assume any new business, measures the change in MVE under seven interest rate scenarios. The interest rate scenarios include a "base case" in which the "base" yield curve is equal to the current yield curve, and six parallel and instantaneous shocks to the "base" yield curve (plus and minus 100, 200 and 300 basis points). Inherent in the MVE sensitivity analysis presented is the assumption that interest rate changes occur as instantaneous parallel shifts in the yield curve; in reality, such shifts are rarely instantaneous or parallel. In addition, actual future market conditions may differ materially from those assumed in the analysis. For example, actual loan prepayments and Farmer Mac AMBS and debt spreads may differ significantly from those assumed in the analysis. Accordingly, the results of the MVE sensitivity analysis should not be viewed as a projection of future results. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis at December 31, 2000 and 1999.



                                         Percentage Change in MVE from Base Case
                                         ---------------------------------------
                                                      December 31,
                        Interest Rate    ---------------------------------------
                           Scenario             2000                 1999
                       ---------------   -----------------     -----------------
                         + 300 bp              -10.2%               -9.4%
                         + 200 bp              -5.9%                -5.6%
                         + 100 bp              -2.0%                -2.1%
                         - 100 bp              -0.5%                -1.1%
                         - 200 bp              -3.2%                -6.5%
                         - 300 bp              -6.5%               -15.0%




         As of December 31, 2000, Farmer Mac was in compliance with the policy limits established by the Corporation to monitor its exposure to interest-rate risk.

         Credit risk management. Farmer Mac's primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages. Farmer Mac is exposed to credit risk on loans it holds, as well as on loans backing securities issued to third parties, because of Farmer Mac's guarantee of the timely payment of principal, including any balloon payments, and interest on the securities. Farmer Mac is also exposed to credit risk on loans it has committed to purchase through LTSPC transactions. The LTSPC transaction, which is a variation on a swap transaction, permits a lender to segregate a pool of loans in its portfolio and transfer the credit risk on those loans to Farmer Mac. In return, Farmer Mac receives fees based on the outstanding balance of the segregated loans which approximate what would have been Farmer Mac's guarantee fee had the loans been exchanged with Farmer Mac in a swap transaction.

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

         Loans held or guaranteed by Farmer Mac can be divided into three groups: (a) pre-1996 Act Farmer Mac I loans; (b) post-1996 Act Farmer Mac I loans; and (c) Farmer Mac II loans. For pre-1996 Act loans, Farmer Mac's credit risk exposure is mitigated by subordinated interests. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac assumes 100 percent of the credit risk on post-1996 Act Farmer Mac I loans. Farmer Mac mitigates the credit risk related to pre- and post-1996 Act loans through the application of its Underwriting and Appraisal Standards and by requiring collateral in the form of agricultural real estate. See "Business -- Farmer Mac I -- Underwriting and Appraisal Standards." In response to the increased credit risk related to post-1996 Act loans, Farmer Mac increased the guarantee fee rate and lowered the loan-to-value requirements for post-1996 Act loans relative to those previously required for pre-1996 Act loans. Farmer Mac's credit exposure on Farmer Mac II loans is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed Portions. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the subordinated interests, or to Farmer Mac II loans because of the USDA guarantee. The outstanding principal balance of loans held or guaranteed by Farmer Mac is summarized in the table below.


                                        December 31,
                            -----------------------------------
                                 2000               1999
                            -----------------  ----------------
                                      (in thousands)
 Farmer Mac I loans
   Post-1996 Act             $ 2,509,007         $ 1,879,978
   Pre-1996 Act                   83,503             118,214
 Farmer Mac II loans             517,703             383,266
                            ---------------    ----------------
                             $ 3,110,213         $ 2,381,458
                            ---------------    ----------------





     Farmer Mac continually assesses its credit risk exposure related to post-1996 Act Farmer Mac I loans by monitoring agricultural economic conditions and evaluating the credit quality of those loans. Despite adverse trends in agricultural economic conditions, including low commodity prices and reduced export demand, in 2000 and continuing into 2001, Farmer Mac believes that the credit quality of the post-1996 Act Farmer Mac I loans remains good, based on Farmer Mac's credit underwriting, appraisal and diversification standards and the actual performance of the loans. Farmer Mac's diversification standards limit its credit exposure in a particular geographic region or commodity to a percentage of the total principal amount of all loans outstanding, adjusted for the credit quality of the loans in that particular geographic region or commodity group based on the loan-to-value, debt service coverage, equity-to-asset and working capital-to-current asset ratios. The following tables set forth the loan-to-value (based on current loan balance), geographic and commodity distributions of the post-1996 Act Farmer Mac I loans as of December 31, 2000 and 1999. For information regarding loan-to-value, commodity and geographic distributions of all Farmer Mac I loans, see Note 10 to the Consolidated Financial Statements.

                                              Distribution of Post-1996
                                              Act Loans at December 31,
                                              ----------------------
                                                 2000       1999
                                              ----------- ----------
 By original loan-to-value ratio:
    0.00% to 40.00%                               23%        28%
   40.01% to 50.00%                               21%        22%
   50.01% to 60.00%                               25%        24%
   60.01% to 70.00%                               26%        24%
   70.01% to 80.00%                                4%         2%
   80.01% to 90.00%                                1%         0%
                                              ----------- ----------
     Total                                       100%       100%
                                              ----------- ----------
   Weighted average loan-to-value ratio           51%        48%
                                              ----------- ----------

 By geographic region (1):
   Mid-North                                      16%        19%
   Mid-South                                       5%         4%
   Northeast                                       4%         3%
   Northwest                                      33%        41%
   Southeast                                       2%         1%
   Southwest                                      40%        32%
                                              ----------- ----------
     Total                                       100%       100%
                                              ----------- ----------

 By commodity:
   Crops                                          51%        52%
   Livestock                                      18%        20%
   Permanent plantings                            27%        24%
   Part-time farms                                 4%         4%
                                              ----------- ----------
     Total                                       100%       100%
                                              ----------- ----------

   (1)  Regions are defined in Note 10 to the Consolidated Financial Statements.



         As of December 31, 2000, Farmer Mac's highest geographic concentrations were in the Southwest and Northwest regions. Farmer Mac's largest commodity concentration at December 31, 2000 was crops; however, this group consists of several specific commodities, including cotton, feed grains, vegetables and other crops, none of which comprised more than 13 percent of the total portfolio.

         The effectiveness of Farmer Mac's underwriting, appraisal and diversification standards is reflected primarily through the level of defaulted loans and related credit losses. At December 31, 2000, post-1996 Act Farmer Mac I loans that were 90 days or more past due (referred to as non-performing or "impaired" loans) totaled $38.8 million, or 1.53 percent of the total principal amount of all post-1996 Act loans. The balance of non-performing loans at December 31, 1999, was $17.6 million, or 0.94 percent of all post 1996-Act loans. The increase in the delinquency rate of the post-1996 Act Farmer Mac I loans from December 31, 1999 to December 31, 2000, was due to the growing number of loans that are approaching their anticipated peak default years and adverse conditions affecting the agricultural economy. The following table segregates the post-1996 Act delinquency rate at December 31, 2000 by year of origination, geographic region and commodity.

                                         Post-1996 Act
                                         Delinquency
                                            Rates
                                        ---------------
 By year of origination:
  Prior to 1996                             0.89%
  1996                                      4.40%
  1997                                      2.20%
  1998                                      1.70%
  1999                                      0.22%
  2000                                      0.22%

 By geographic region (1):
  Mid-north                                 0.37%
  Mid-south                                 0.00%
  Northeast                                 0.62%
  Northwest                                 2.38%
  Southeast                                 2.61%
  Southwest                                 0.78%

 By commodity:
  Crops                                     1.68%
  Livestock                                 0.87%
  Permanent plantings                       0.92%
  Part-time farms                           0.55%

    (1) Regions are defined in Note 10 to the Consolidated Financial Statements.


         Although total government payments to farmers during 2000 reached a record $22.1 billion as estimated by the USDA and so contributed to high levels of farm income and stable agricultural land values during the year, low commodity prices and weak demand for U.S. agricultural products are projected to continue through 2001. Farmer Mac anticipates that delinquencies may increase again in 2001, due to both the growing number of loans held or securitized by Farmer Mac that are gradually approaching their anticipated peak default years and the continuing stress expected in the agricultural economy. Nevertheless, based on strong agricultural income figures reported by the USDA for 2000, continued stable agricultural land values in most regions of the country, expected lower interest rates and anticipated federal financial support for agricultural producers again in 2001, Farmer Mac believes that overall credit quality and sound business development opportunities remain strong.

         The  primary   determinant   of  the  loss  that  may  be  incurred  on
non-performing loans is loan-to-value. As of December 31, 2000, the weighted average loan-to-value ratio for all post-1996 Act loans was 51 percent, and the weighted average loan-to-value ratio for all post-1996 Act loans that were 90 days or more past due, in foreclosure or in bankruptcy was 57 percent. The following table illustrates the distribution of non-performing loans at December 31, 2000 by loan-to-value (based on current loan balance and appraised value at the date of initial guarantee by Farmer Mac):


                           Distribution of
                            Post-1996 Act
                            Delinquencies
                           ----------------
 By loan-to-value ratio:
    0.00% to 40.00%              15%
   40.01% to 50.00%              13%
   50.01% to 60.00%              39%
   60.01% to 70.00%              31%
   70.01% to 80.00%               2%
                           ----------------
Total                           100%
                           ----------------



         Farmer Mac maintains a reserve to cover potential credit losses on post-1996 Act loans underlying Farmer Mac I Securities and LTSPCs. As of December 31, 2000, Farmer Mac's loan loss reserve was $11.3 million, compared to $6.6 million at December 31, 1999. Farmer Mac's provision for losses was $4.7 million for 2000, compared to $3.7 million for 1999. Farmer Mac incurred no direct charge-offs against the loan loss reserve during 2000. The cost basis in property acquired through foreclosure and held by Farmer Mac at December 31, 2000, was $208,000.

         The reserve, as a percentage of outstanding post-1996 Act Farmer Mac I loans, was 0.45 percent and 0.35 percent at December 31, 2000 and 1999, respectively. Management evaluates the adequacy of the reserve on a monthly basis and considers a number of factors, including: historical charge-off and recovery activity; trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and the size of credit risks; current and anticipated economic conditions; the condition of agricultural segments, commodities and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have geographic or commodity concentrations; the degree of risk inherent in the composition of Farmer Mac's guaranteed portfolio; the results of quality control reviews; and underwriting standards.

         To a lesser extent, Farmer Mac is also exposed to institutional credit risk related to: (1) issuers of AgVantage bonds and other investments held by Farmer Mac; (2) Sellers and servicers; and (3) interest-rate contract counterparties. AgVantage bonds are general obligations of the AgVantage Issuers and are secured by collateral in an amount ranging from 120 percent to 150 percent of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage bonds by evaluating and monitoring the financial condition of the AgVantage Issuers. Outstanding AgVantage bonds totaled $28.1 million at December 31, 2000, and $66.4 million at December 31, 1999. The credit risk inherent in other investments held by Farmer Mac is mitigated by Farmer Mac's policy of establishing concentration limits and investing in highly-rated instruments, which reduce exposure to any one counterparty. Farmer Mac's policy limits the dollar amount of investments with one entity, excluding GSEs and agencies of the U.S. government, to the lesser of 20 percent of Farmer Mac's stockholders' equity or $25 million. The policy also requires the entity to be rated in one of the three highest rating categories by at least one nationally recognized statistical rating organization for investments with terms greater than 270 days and in one of the two highest rating categories for investments with terms of 270 days or less. As of December 31, 2000, Farmer Mac had investments comprised of commercial paper, corporate debt securities and asset-backed securities outstanding with 78 entities totaling $637 million, of which 20 exceeded 10 percent of Farmer Mac's stockholders' equity (the cumulative balance of investments in such entities totaled $315 million), but none of which exceeded 15 percent of stockholders' equity. In addition, at December 31, 2000, Farmer Mac held $470.8 million of securities issued by GSEs or agencies of the U.S. government and $230.1 million in money market investment accounts, with the maximum amount held in any one money market investment fund at any time during 2000 being approximately $141 million. The short-term nature of the investment portfolio also limits Farmer Mac's credit risk. As of December 31, 2000, 56 percent of the investment portfolio, excluding GSE and agency investments, consisted of short-term highly liquid investments. Farmer Mac manages institutional credit risk related to Sellers and servicers by requiring such institutions to meet certain standards and by monitoring their financial condition and servicing performance. Credit risk related to interest-rate contracts is discussed in Note 10 to the Consolidated Financial Statements.

Liquidity and Capital Resources

         Liquidity. The funding needs of Farmer Mac's business programs are driven by the purchase of Qualified Loans, payment of principal and interest on Farmer Mac Guaranteed Securities and the maturities of debt. Farmer Mac's primary sources of funds to meet these needs are issuances of debt obligations, principal and interest payments on mortgages underlying Farmer Mac Guaranteed Securities and net operating cash flows. Because of Farmer Mac's regular participation in the capital markets and its status as a GSE, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac also maintains a portfolio of cash equivalents, comprised of commercial paper and other short-term investments, to draw upon as necessary. At December 31, 2000 and 1999, Farmer Mac's cash and cash equivalents totaled $537.9 million and $336.3 million, respectively.

         Capital Requirements. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac--minimum, critical and risk-based. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount. Higher minimum and critical capital requirements were phased in over a transition period, which ended on January 1, 1999, when the highest level of minimum capital became applicable. The Act does not specify the required level of risk-based capital. It directs the FCA to establish a risk-based capital test for Farmer Mac, using stress-test parameters set forth therein. For a discussion of risk-based capital, including the potential future impact on Farmer Mac of risk-based capital requirements recently adopted by the FCA, see "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Risk-based capital."

         Certain enforcement powers are given to the FCA depending upon Farmer Mac's compliance with the capital standards. See "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Enforcement levels." As of December 31, 2000 and 1999, Farmer Mac was classified as within "level I" (the highest compliance level). The following table sets forth Farmer Mac's minimum capital requirement as of December 31, 2000 and 1999 based on the fully phased-in requirements.




                                                       December 31, 2000                        December 31, 1999
                                         ----------------------------------------  ----------------------------------------
                                                                        Capital                                   Capital
                                           Amount         Ratio        Required        Amount          Ratio      Required
                                         --------------- ------------ -----------  ---------------- ------------ ----------
                                                                        (dollars in thousands)
 On-balance sheet assets                 $3,112,058        2.75%       $85,582        $2,590,410        2.75%      $71,236
 Outstanding balance of Guaranteed                                                                                     -
   Mortgage Securities held by others     1,498,029        0.75%        11,235         1,105,476        0.75%        8,291
 Other off-balance sheet obligations          8,061        0.75%            60             8,657        0.75%           65
                                                                      -----------                              ------------
 Minimum capital level                                                  96,877                                      79,592
 Actual core capital                                                   101,163                                      88,801
                                                                      -----------                              ------------

 Capital surplus                                                       $ 4,286                                     $ 9,209
                                                                      -----------                              ------------


         Based on the current minimum capital requirements established in the 1996 Act, Farmer Mac's current capital surplus of $4.3 million would support additional guarantee growth in amounts ranging from $149 million of on-balance sheet guarantees to $546 million of off-balance sheet guarantees. Furthermore, should Farmer Mac deem it appropriate, on-balance sheet non-program assets (cash and cash equivalents and investment securities) of $1.4 billion could be replaced with on- and off-balance sheet program guarantees, resulting in the ability to carry additional guarantees ranging from approximately $1.4 billion of on-balance sheet guarantees to over $5.1 billion of off-balance sheet guarantees. Ultimately, Farmer Mac could sell on-balance sheet program assets of $1.6 billion in order to support further increases of on- and off-balance sheet program guarantees, resulting in the cumulative ability to carry an additional $9.9 billion of off-balance sheet guarantees. Any of these transactions would, of course, be evaluated to optimize Farmer Mac's return on equity and capital flexibility. Accordingly, in the opinion of management, Farmer Mac has sufficient capital and liquidity for the next twelve months.

Other Matters

         New Accounting Standards. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") became effective as of January 1, 2001. Farmer Mac is fully in compliance with SFAS 133, the adoption of which by reporting companies was mandatory. SFAS 133 requires derivative instruments, which Farmer Mac uses primarily to hedge interest rate risk, to be marked to their market values and included on the balance sheet. The cumulative net effect of this change in accounting principle, which requires the acceleration of certain expenses associated with derivative instruments to January 1, 2001 and had no effect on fourth quarter 2000 results, is expected to be a negative adjustment to earnings of approximately $1 million as of January 1, 2001. Farmer Mac anticipates that this adjustment will be offset over time (predominantly over the next two years) as the Corporation recognizes income that is hedged by the derivative instruments.

         The adoption of SFAS 133 is also expected to produce a change to stockholders' equity during the first quarter of 2001 in the form of an approximately $8.5 million reduction in accumulated other comprehensive income that partially offsets the $31.5 million of net unrealized gains recognized in fourth quarter 2000. Those unrealized gains resulted from the appreciation of the Corporation's AMBS portfolio during fourth quarter 2000 due to the decline in interest rates in the fourth quarter.

         Beginning in the first quarter of 2001, Farmer Mac will disclose an additional earnings per share measure that will exclude the effects of the mark-to-market of derivative instruments and the one-time transition adjustment that results from the implementation of SFAS 133. This operating earnings per share measure will be determined on a basis consistent with pre-SFAS 133 earnings per share.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 will be applied prospectively beginning April 1, 2001 as required by the standard. Management does not expect the implementation of this standard to materially affect the Corporation's reported results of operations and financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including off-balance sheet derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management -- Interest rate risk management" for more information about Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of off-balance sheet derivative financial instruments, including Farmer Mac's accounting policies for such instruments, see Notes 2(k) and 10 to the Consolidated Financial Statements.

Item 8.    Financial Statements

Report of Independent Public Accountants

The Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiaries ("Farmer Mac") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmer Mac as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Vienna, VA
January 17, 2001

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,
                                                                 -----------------------------
                                                                     2000           1999
                                                                 -------------- --------------
                                                                       (in thousands)
 Assets:
   Cash and cash equivalents                                       $ 537,871      $ 336,282
   Investment securities                                             836,757        847,220
   Farmer Mac guaranteed securities                                1,679,993      1,306,223
   Loans                                                              30,279         38,509
   Interest receivable                                                55,681         42,900
   Guarantee fees receivable                                           5,494          4,358
   Prepaid expenses and other assets                                  14,824         14,918
                                                                 -------------- --------------
     Total Assets                                                 $3,160,899     $2,590,410
                                                                 -------------- --------------
 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable:
    Due within one year                                           $2,201,691     $1,722,061
    Due after one year                                               767,492        750,337
                                                                 -------------- --------------
     Total notes payable                                           2,969,183      2,472,398

   Accrued interest payable                                           20,852         18,549
   Accounts payable and accrued expenses                              26,880          5,736
   Reserve for losses                                                 11,323          6,584
                                                                 -------------- --------------
     Total Liabilities                                             3,028,238      2,503,267
                                                                 -------------- --------------
 Stockholders' Equity:
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 and 1,030,780 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                          1,031          1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 and 500,301 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                            500            500
    Class C Non-Voting, $1 par value, no maximum authorization,
     9,620,112 and 9,370,961 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                          9,621          9,371
   Additional paid-in capital                                         72,773         71,097
   Accumulated other comprehensive income/(deficit)                   31,498         (1,657)
   Retained earnings                                                  17,238          6,801
                                                                 -------------- --------------
     Total Stockholders' Equity                                      132,661         87,143
                                                                 -------------- --------------

   Total Liabilities and Stockholders' Equity                     $3,160,899     $2,590,410
                                                                 -------------- --------------

                      See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For Year Ended December 31,
                                                     ---------------------------------------
                                                        2000          1999          1998
                                                     ------------  ------------  -----------
                                                     (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                   $ 91,905      $ 70,554     $ 63,221
   Farmer Mac guaranteed securities                    100,649        63,054       32,922
   Loans                                                 2,866         6,769        7,418
                                                     ------------  ------------  -----------
    Total interest income                              195,420       140,377      103,561

 Interest expense                                      177,722       125,419       92,992
                                                     ------------  ------------  -----------
 Net interest income                                    17,698        14,958       10,569

 Other income:
   Guarantee fees                                       11,677         7,396        3,727
   Gain on sale of AMBS                                      -             -        1,400
   Miscellaneous                                           399           220          142
                                                     ------------  ------------  -----------
    Total other income                                  12,076         7,616        5,269
                                                     ------------  ------------  -----------
    Total revenues                                      29,774        22,574       15,838
                                                     ------------  ------------  -----------
 Expenses:
   Compensation and employee benefits                    4,521         4,577        3,872
   Regulatory fees                                         584           502          602
   General and administrative                            3,744         3,232        3,235
                                                     ------------  ------------  -----------
    Total operating expenses                             8,849         8,311        7,709
   Provision for losses                                  4,739         3,672        1,614
                                                     ------------  ------------  -----------
    Total expenses                                      13,588        11,983        9,323
                                                     ------------  ------------  -----------
 Income before income taxes                             16,186        10,591        6,515
 Income tax expense                                      5,749         3,670          772
                                                     ------------  ------------  -----------
 Net income                                           $ 10,437       $ 6,921      $ 5,743
                                                     ------------  ------------  -----------

 Earnings per share:
   Basic net earnings                                   $ 0.94        $ 0.64       $ 0.53
   Diluted net earnings                                 $ 0.92        $ 0.62       $ 0.52

                      See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive    Retained
                                                Additional Paid-     (Deficit)/     Earnings/
                                  Common Stock     in Capital         Income        (Deficit)      Total
                                  ------------ -----------------   -------------   ----------    ----------
                                                                    (in thousands)
 Balance, December 31, 1997         $ 10,734       $ 68,992           $ 1,198       $ (5,863)     $ 75,061

  Issuance of Common Stock
   Class A                                25            444                                            469
   Class C                                42            548                                            590
  Change in unrealized gain
   on securities available-for-sale,
    net of taxes of $279,000                                             (949)                        (949)
  Net income                                                                           5,743         5,743
                                                                                                 ----------
  Comprehensive income                                                                               4,794
                                  ------------ -----------------    ------------   -----------   ----------
 Balance, December 31, 1998           10,801         69,984               249           (120)       80,914

  Issuance of Common Stock
   Class A                                 6             96                                            102
   Class C                                95          1,017                                          1,112
  Change in unrealized gain
   on securities available-for-sale,
    net of taxes of $982,000                                           (1,906)                      (1,906)
  Net income                                                                           6,921         6,921
                                                                                                 ----------
  Comprehensive income                                                                               5,015
                                  ------------ -----------------    ------------  ------------   ----------
 Balance, December 31, 1999           10,902        71,097             (1,657)         6,801        87,143

  Issuance of Common Stock
   Class C                               250         1,676                                           1,926
  Change in unrealized gain
   on securities available-for-sale,
    net of taxes of $18.2 million                                      33,155                       33,155
  Net income                                                                          10,437        10,437
                                                                                                 ----------
  Comprehensive income                                                                              43,592
                                  ------------ -----------------    ------------  ------------   ----------
 Balance, December 31, 2000          $ 11,152     $ 72,773           $ 31,498       $ 17,238     $ 132,661
                                  ------------ -----------------    ------------  -------------  ----------

                               See accompanying notes to consolidated financial statements.

                      FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Year ended December 31,
                                                                     ------------------------------------------------
                                                                          2000            1999             1998
                                                                     ---------------  --------------   --------------
                                                                                     (in thousands)
 Cash flows from operating activities:
   Net income                                                           $ 10,437         $ 6,921          $ 5,743
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of investment premiums and discounts                      1,269           3,857            3,701
    Increase in interest receivable                                      (12,781)        (18,374)          (4,558)
    Increase in guarantee fees receivable                                 (1,136)         (2,223)            (661)
    Increase in prepaid expenses and other assets                           (166)         (8,867)          (1,771)
    Amortization of debt premiums, discounts and issuance costs          126,653          88,337           68,140
    Increase (decrease) in accrued interest payable                        2,303           9,436             (670)
    Increase in accounts payable and accrued expenses                      2,960           2,861               60
    Provision for losses                                                   4,739           3,325            1,614
                                                                     ---------------  --------------   --------------
    Net cash provided by operating activities                            134,278           85,273          71,598
                                                                     ---------------  --------------   --------------
 Cash flows from investing activities:
   Purchases of investment securities                                   (254,937)        (509,741)       (389,901)
   Purchases of Farmer Mac guaranteed securities                        (464,917)        (979,967)       (169,710)
   Purchases of loans                                                   (446,251)        (395,845)       (340,820)
   Proceeds from repayment of investment securities                      264,403          304,235         401,784
   Proceeds from repayment of Farmer Mac guaranteed securities           435,602          739,830         132,972
   Proceeds from repayment of loans                                        1,183            6,080           2,612
   Proceeds from sale of AMBS                                            159,910                -         140,807
                                                                     ---------------  --------------   --------------
    Net cash used by investing activities                               (305,007)        (835,408)       (222,256)
                                                                     ---------------  --------------   --------------
 Cash flows from financing activities:
   Proceeds from issuance of discount notes                           64,284,888      74,159,998       42,476,008
   Proceeds from issuance of medium-term notes                           215,027         450,454          180,000
   Payments to redeem discount notes                                 (64,072,223)    (74,004,635)     (41,928,370)
   Payments to redeem medium-term notes                                  (57,300)        (61,240)        (215,030)
   Proceeds from common stock issuance                                     1,926           1,214            1,059
                                                                     ---------------  --------------   --------------
    Net cash provided by financing activities                            372,318         545,791          513,667
                                                                     ---------------  --------------   --------------
   Net increase (decrease) in cash and cash equivalents                  201,589        (204,344)         363,009

   Cash and cash equivalents at beginning of period                      336,282         540,626          177,617
                                                                     ---------------  --------------   --------------
   Cash and cash equivalents at end of period                          $ 537,871       $ 336,282        $ 540,626
                                                                     ---------------  --------------   --------------

                                  See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

1.   ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") is a federally chartered instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans ("Qualified Loans"). Farmer Mac was created with the enactment of the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act") to provide for the existence of an agricultural secondary mortgage market. Farmer Mac provides liquidity to the agricultural mortgage market by: (1) purchasing newly originated Qualified Loans directly from lenders through its "cash window" and existing, or "seasoned," Qualified Loans from lenders and other third parties in negotiated transactions; (2) exchanging securities issued and guaranteed by Farmer Mac for Qualified Loans that back those securities (the "swap" program); (3) issuing long-term standby purchase
commitments  for  newly  originated  and  seasoned   Qualified  Loans;  and  (4)
purchasing mortgage-backed bonds secured by Qualified Loans through its "AgVantage" program.

Farmer Mac conducts its business through two programs, "Farmer Mac I" and "Farmer Mac II." Under the Farmer Mac I Program, Farmer Mac purchases, or commits to purchase, Qualified Loans that are not guaranteed by any instrumentality or agency of the United States, or obligations backed by Qualified Loans. Under the Farmer Mac II Program, Farmer Mac purchases the guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the
United States Department of Agriculture (the "USDA") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.; the "ConAct").

Pursuant to its statutory authority, Farmer Mac securitizes Qualified Loans or Guaranteed Portions ("Farmer Mac Guaranteed Securities") and guarantees timely payments of principal and interest on those securities. Farmer Mac either retains the securities in its portfolio or sells them in the capital markets.

Farmer Mac's principal sources of revenue are: (1) fees it receives in connection with its guarantees and commitments to purchase Qualified Loans; (2) net interest income earned on its retained portfolio of Farmer Mac Guaranteed Securities, its investments, Qualified Loans and AgVantage bonds; and (3) gains on the sales of Farmer Mac Guaranteed Securities backed by Qualified Loans.

During 2000, Farmer Mac purchased Qualified Loans through its Farmer Mac I cash window program from 54 Sellers operating throughout the United States. During the year, the top 10 Sellers generated 89.3 percent of the Farmer Mac I cash window loan volume. This included Qualified Loans purchased from Zions First National Bank ("Zions"), Farmer Mac's largest Class A and Class C stockholder, and the purchase of Zions' "proprietary" products sold to Farmer Mac by other Sellers, which together represented 20.6 percent of Farmer Mac's total Farmer Mac I cash window volume for the year. Zions-related loans represented 11.2 percent of the total Farmer Mac I Qualified Loans purchased or guaranteed during 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The  accounting  and  reporting  policies of Farmer Mac conform  with  generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the reserve for losses) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following represents the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

(a)      Principles of Consolidation

Prior to 1999, Farmer Mac maintained two wholly owned subsidiaries. During 1999, these subsidiaries and their principal activities, which were to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, were merged into one subsidiary. The consolidated financial statements include the accounts of Farmer Mac and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

(b)      Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2000, 1999 and 1998.



                                                                             2000          1999          1998
                                                                          ------------ ------------- -------------
                                                                                        (in thousands)
 Cash paid during the year for:
   Interest                                                                $ 50,493      $ 29,810      $ 29,674
   Income taxes                                                               6,825         4,987         1,471
 Non-cash activity:
   Real estate owned acquired through foreclosure                                 -         2,102             -
   Loans acquired and securitized as AMBS                                   452,124       517,801        75,567


(c)      Investments and Farmer Mac Guaranteed Securities

Farmer Mac classifies investments and Farmer Mac Guaranteed Securities that Farmer Mac has the positive intent and ability to hold to maturity as held-to-maturity. Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts. Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity. Premiums, discounts and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method. Interest income on investments and Farmer Mac Guaranteed Securities is recorded on an accrual basis unless the collection of interest is considered doubtful.

Farmer Mac receives yield maintenance payments when Qualified Loans underlying certain Farmer Mac Guaranteed Securities prepay. These payments mitigate Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the Qualified Loans not prepaid. Income from yield maintenance payments is recognized when the Qualified Loans prepay and is classified as interest income in the Consolidated Statements of Operations.

(d)      Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at amortized cost. Loans that Farmer Mac does not intend to hold to maturity are classified as held for sale and reported at the lower of cost or market. Of the loans held by Farmer Mac at December 31, 2000, $11.6 million were held for sale and $18.6 million were held for investment. Of the loans held by Farmer Mac at December 31, 1999, $21.4 million were held for sale and $17.1 million were held for investment.

(e)      Securitization of Qualified Loans

Farmer Mac issues guaranteed securities backed by Qualified Loans. Farmer Mac generates guarantee fees for the Corporation as compensation for assuming the credit risk on the Qualified Loans underlying the securities. Farmer Mac issued $519.9 million, $694.6 million and $301.6 million of Farmer Mac Guaranteed Securities during the year ended December 31, 2000, 1999 and 1998, respectively. The fees are recognized as earned over the lives of the underlying loans. Farmer Mac recognizes the portion of guarantee fees generated by Farmer Mac Guaranteed Securities held in its portfolio as guarantee fee income in its Consolidated Statements of Operations. Approximately $3.1 million, $2.6 million and $1.1 million of guarantee fees in 2000, 1999 and 1998, respectively, relate to Farmer Mac Guaranteed Securities held in portfolio. Periodically, Farmer Mac sells its guaranteed securities to capital market investors. When sold, a gain is recognized to the extent sale proceeds exceed the cost basis of the security.

(f)      Non-Performing Loans

Non-performing (or "impaired") loans are loans for which it is probable that Farmer Mac will not receive all amounts contractually due and include all loans 90 days or more past due unless the loan is in the process of collection. When a loan collateralizing a guaranteed security is placed on non-accrual, the interest income due to the security holder is accrued as part of the provision for losses until Farmer Mac purchases the loan from the pool and the principal amount is passed through to the investor. Interest previously accrued on loans held by Farmer Mac or interest advanced to security holders is reversed or expensed when deemed uncollectible. After a loan held by Farmer Mac is determined to be impaired, interest due on the loan is not recognized as interest income until the payment is received from the borrower.

(g)      Notes and Bonds Payable

Notes and bonds payable are classified as due within one year or due after one year based on their contractual maturities. Debt issuance costs, including gains and losses related to hedging activity, are deferred and amortized to interest expense using the effective interest method over the estimated life of the related debt.

(h)      Reserve for Losses

Farmer Mac maintains a reserve for losses at levels it deems adequate to cover potential losses on loans underlying Farmer Mac I Securities and Long-Term Standby Purchase Commitments ("LTSPCs") issued after the passage in 1996 of changes to Farmer Mac's statutory authorities by the Farm Credit System Reform Act of 1996 (the "1996 Act"). The reserve covers potential principal losses and interest related to loans that are 90 days or more delinquent (unless the loan is well collateralized and in the process of collection). The reserve is increased through periodic provisions charged to expense and reduced by charge-offs, net of recoveries. In estimating potential losses on outstanding Farmer Mac guarantees, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the Qualified Loans, delinquency trends and historical charge-off and recovery activity. No reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act or securities issued under the Farmer Mac II Program ("Farmer Mac II Securities"). Farmer Mac I Securities issued prior to the 1996 Act are supported by unguaranteed subordinated interests, which are expected to exceed the estimated credit losses on those securities. Loans collateralizing Farmer Mac II Securities are guaranteed by the Secretary of Agriculture.

(i)      Earnings Per Share

The following schedule reconciles basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998. Basic earnings per share is based on the weighted average common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all potentially dilutive common stock.





                                   2000                            1999                            1998
                      -------------------------------  ------------------------------  ---------------------------------
                                 Dilutive                         Dilutive                        Dilutive
                        Basic     stock     Diluted     Basic      stock     Diluted    Basic      stock      Diluted
                        EPS      options      EPS        EPS      options      EPS       EPS      options       EPS
                      -------------------------------  ------------------------------  ---------------------------------
                                                    (in thousands, except per share amounts)
 Net income          $ 10,437     $ -      $ 10,437    $ 6,921      $ -      $ 6,921    $ 5,743     $ -        $ 5,743
 Weighted average      11,064     293        11,357     10,839      397       11,236     10,774     390         11,164
   shares
 Earnings per share    $ 0.94               $ 0.92      $ 0.64                $ 0.62     $ 0.53                 $ 0.52


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

(k)      Interest-Rate Contracts and Hedge Instruments

Farmer Mac enters into derivative contracts as an end-user, not for trading or speculative purposes. Farmer Mac uses interest-rate contracts, including interest-rate swaps and caps to synthetically create interest-earning assets and debt instruments. These instruments adjust the characteristics of Farmer Mac's debt to match the characteristics of the Corporation's mortgage assets. The net differential received or paid is accrued as an adjustment to interest income or expense of the associated assets or liabilities.

Hedge instruments, currently consisting of forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S.
Treasury securities, are used by Farmer Mac to manage interest-rate risk exposure related to loan purchases and anticipated debt issuances. Farmer Mac monitors the change in value of the hedge instrument and the change in value of the hedged item. When these changes meet certain specified criteria, the hedge instruments qualify for hedge accounting. Under hedge accounting, gains and losses on terminated or matured hedge instruments are deferred as an adjustment to the cost basis of the hedged item and amortized to interest expense using the effective interest method. When the criteria are not met, gains and losses on hedge instruments are recognized directly to income.

(l)      Comprehensive Income

Comprehensive income, which is presented in the Consolidated Statements of Changes in Stockholders' Equity, represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income and unrealized gain/(loss) on securities available-for-sale.

(m)      New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS 133 must be applied to (a) free-standing derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. The cumulative net effect of this change in accounting principle, which requires the acceleration of certain expenses associated with derivative instruments to January 1, 2001 and had no effect on 2000 results, is expected to be a negative one-time adjustment to earnings of approximately $1 million as of January 1, 2001. The Corporation anticipates that this adjustment will be offset over time (predominantly over the next two years) as the Corporation recognizes income that is hedged by the derivative instruments. The adoption of SFAS 133 is also expected to produce a charge to stockholders' equity as of January 1, 2001 in the form of an approximately $8.5 million reduction in accumulated other comprehensive income. The Corporation expects that the adoption of SFAS 133 will increase volatility in earnings and accumulated other comprehensive income for future reporting periods.

In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities ("SFAS 140"). Notes 2(e) and 6 include the disclosure provisions of SFAS 140. The remaining provisions of SFAS 140 will be applied prospectively beginning April 1, 2001 as required by the standard. Management does not expect the implementation of this standard to materially affect the Corporation's reported results of operations and financial position.

(n)      Reclassifications

Certain reclassifications of prior year information were made to conform to the 2000 presentation.

3.   INVESTMENTS

The amortized cost and estimated fair values of investments at December 31, 2000 and 1999 were as follows. Fair value was estimated based on quoted market prices.


                                                 2000                                              1999
                            --------------------------------------------------  ----------------------------------------------------
                             Amortized   Unrealized    Unrealized                 Amortized     Unrealized   Unrealized
                               Cost         Gain          Loss      Fair Value      Cost           Gain         Loss      Fair Value
                            -----------  -----------  ------------ -----------  ------------  ------------- ------------  ----------
                                                                   (dollars in thousands)
 Held-to-maturity:
   Mortgage-backed
    securities                $ 57,291     $ 1,209          $ -     $ 58,500      $ 79,576      $ 1,919          $ -      $ 81,495
                           ------------ ----------- ------------ ---------------------------  ------------- ------------ -----------
    Total held-to-maturity      57,291       1,209            -       58,500        79,576        1,919            -        81,495

 Available-for-sale:
   Asset-backed
    securities                  84,680          56            -       84,736       103,293            -         (214)      103,079
   Corporate debt
    securities                 247,967          40            -      248,007       179,870            -         (263)      179,607
   Certificates of deposit      35,992          14            -       36,006        10,000            -           (2)        9,998
   Mortgage-backed
    securities                 413,599           -       (3,528)     410,071       474,739            -       (1,890)      472,849
                           ------------ ----------- ------------ --------------------------- ------------- ------------- -----------
    Total available-for-sale   782,238         110       (3,528)     778,820       767,902            -       (2,369)      765,533

Cash investment in
   guaranteed investment
   contract                        646           -          (26)         620         2,111            -          (60)        2,051
                           ------------ ----------- ------------ --------------------------- ------------- ------------- -----------
    Total                    $ 840,175     $ 1,319     $ (3,554)   $ 837,940    $  849,589      $ 1,919     $ (2,429)    $ 849,079
                           ------------ ----------- ------------ --------------------------- ------------- ------------- -----------



The amortized cost, estimated fair value and yield of investments by remaining contractual maturity at December 31, 2000 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ because of prepayments of the underlying assets or mortgages.



                                    Held-to-Maturity                 Available-for-Sale                    Total
                         -------------------------------   --------------------------------  -------------------------------
                         Amortized                         Amortized                         Amortized
                           Cost     Fair Value   Yield        Cost      Fair Value   Yield      Cost     Fair Value   Yield
                         --------- ------------ --------   ----------- ------------ -------  ----------- ----------- -------
                                                                      (in thousands)
 Due within one year       $ -         $ -        -        $  96,300     $  97,041   6.78%    $  96,300  $  97,041     6.78%
 Due after one year
   through five years        -           -        -          241,778       243,376   6.88%      241,778    243,376     6.88%
 Due after five years
   through ten years         -           -        -           14,000        13,913   7.02%       14,000     13,913     7.02%
 Due after ten years      57,291       58,500    7.17%       430,806       425,110   7.08%      488,097    483,610     7.09%
                        ------------ ----------- -------   -----------  ----------- -------  ----------- ----------- --------
   Total                $ 57,291      $58,500    7.17%     $ 782,884     $ 779,440   6.98%    $ 840,175  $ 837,940     6.99%
                        ------------ ----------- -------   -----------  ----------- -------  ----------- ----------- --------



4.   FARMER MAC GUARANTEED SECURITIES

As of December 31, 2000 and 1999, Farmer Mac Guaranteed Securities included the following:




                                                         As of December 31,
                       --------------------------------------------------------------------------------
                                           2000                                    1999
                       -----------------------------------------    -----------------------------------
                                         Premiums,                               Premiums,
                                         Discounts                               Discounts
                                         and Other                               and Other
                         Principal       Deferred     Amortized      Principal    Deferred   Amortized
                          Balance          Costs         Cost         Balance      Costs        Cost
                       -------------    -----------  -----------    ------------ ---------- -----------
                                                            (in thousands)
 Farmer Mac I
   AMBS                 $ 1,093,898     $ (3,480)    $ 1,090,418     $ 768,626      $ 458     $ 769,084
   Other                    109,278          490         109,768       178,768      1,885       180,653
 Farmer Mac II              427,502           45         427,547       356,629          -       356,629
                       -------------    ----------- ------------    ------------ ---------- ------------
   Total                $ 1,630,678     $ (2,945)    $ 1,627,733   $ 1,304,023    $ 2,343   $ 1,306,366
                       -------------    ----------- ------------    ------------ ---------- -------------


The following table sets forth the amortized costs, unrealized gains and losses and estimated fair values of the Farmer Mac Guaranteed Securities at December 31, 2000 and 1999. The method used to estimate fair value is described in Note 11.


                                                    As of December 31,
                  -----------------------------------------------------------------------------------
                                     2000                                       1999
                  ------------------------------------------  ---------------------------------------
                   Held-to-        Available-                   Held-to-     Available
                   Maturity         for-Sale       Total        Maturity      for-Sale      Total
                  ------------  --------------- ------------  ------------  ------------ ------------
                                                      (in thousands)
 Amortized cost   $ 537,315      $1,090,418      $1,627,733    $ 537,282     $ 769,084    $1,306,366
 Unrealized gain     19,572          52,260          71,832        9,130             -         9,130
 Unrealized loss          -               -               -            -          (143)         (143)
                  ------------  --------------- ------------  ------------  ------------ ------------
 Fair value       $ 556,887      $1,142,678      $1,699,565    $ 546,412     $ 768,941    $1,315,353
                  ------------  --------------- ------------  ------------  ------------ ------------



Of the total Farmer Mac Guaranteed Securities held by Farmer Mac at December 31, 2000, $728.0 million are fixed-rate or reprice after one year. During 2000, Farmer Mac sold $159.9 million of AMBS from its available-for-sale portfolio, but did not recognize a gain on those sales. Farmer Mac did not sell any AMBS during 1999. During 1998, Farmer Mac sold $140.1 million of AMBS and recognized a gain of $1.4 million on those sales.

5.   NOTES AND BONDS PAYABLE

Farmer Mac borrowings are comprised of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of less than one year, whereas medium-term notes have maturities of one to 15 years. The following table sets forth information related to Farmer Mac's borrowings for 2000 and 1999.




                                              2000                                                    1999
                    --------------------------------------------------------- ------------------------------------------------------

                      Outstanding at   Average Outstanding     Maximum            Outstanding at  Average Outstanding     Maximum
                        December 31,        During Year     Outstanding at          December 31,       During Year    Outstanding at
                    ------------------ ------------------        Any         ------------------ ----------------------     Any
                      Amount     Rate     Amount    Rate      Month End         Amount    Rate     Amount     Rate      Month End
                    ----------- ------ ---------- -------  ----------------  ----------- ------  ---------- --------- -------------
                                                                     (dollars in thousands)
 Due within on
   year:            $2,013,508  6.37%  $1,945,276   6.47%   $2,205,885        $1,675,861   5.56% $1,725,647   5.10%    $ 1,991,202
   Discount notes
   Current position
     of medium-
     term notes        188,183  6.20%                                             46,200   7.50%
                    ---------- ------                                        ------------ ------
                     2,201,691  6.35%                                          1,722,061   5.61%

 Due after one
   year:
   Medium-term
    notes due in:
    2001                     -      -                                            138,051   6.10%
    2002                37,919  6.17%                                             35,805   6.12%
    2003               109,517  5.71%                                             73,439   5.71%
    2004                44,511  6.63%                                             46,426   6.66%
    2005               143,213  6.58%                                             18,840   7.35%
    2006                37,066  6.96%                                             36,926   6.92%
    Thereafter         395,266  6.50%                                            400,850   6.60%
                    ---------- ------                                        ------------ ------
                       767,492  6.09%                                            750,337   6.44%
                    ---------- ------                                        ------------ ------
                    $2,969,183  6.28%                                         $2,472,398   5.86%
                    ---------- ------                                        ------------ ------


A portion of Farmer Mac's long-term debt is callable. Callable debt gives Farmer Mac the option to redeem the debt at par value at a specified call date or at any time on or after a specified call date. The following table summarizes the maturities, amounts and costs for callable debt by call period as of December 31, 2000.



                            Callable Debt at
                           December 31, 2000
               ---------------------------------------
                Maturity       Amount        Rate
               ------------ ------------- ------------
                      (dollars in thousands)
 Callable in:
   2001        2002-2009     $ 42,750        6.69%
   2002        2005-2008       17,000        6.48%
   2003        2006            10,000        6.74%
                            ------------- ------------
                             $ 69,750        6.65%
                            ------------- ------------


The  following  schedule   summarizes  the  earliest  repricing  date  of  total
borrowings outstanding at December 31, 2000, including callable and non-callable debt, assuming callable debt is redeemed at the initial call date.

                         Earliest Repricing Date of
                           Borrowings Outstanding
                        ----------------------------
                           Amount           Rate
                        --------------   -----------
                              (in thousands)
 Debt repricing in:
  2001                   $2,244,583         6.36%
  2002                       49,429         6.46%
  2003                      106,696         5.32%
  2004                       34,511         6.74%
  2005                      141,712         6.58%
  2006                       27,051         6.78%
  Thereafter                365,201         6.41%
                        --------------   -----------
      Total              $2,969,183         6.34%
                        --------------   -----------

During 2000 and 1999, Farmer Mac called $40.1 million and $20.0 million of callable debt, respectively.

Authority to Borrow from the Treasury of the United States

Farmer Mac's statutory charter authorizes Farmer Mac to borrow, in extreme circumstances, up to $1.5 billion from the Secretary of the Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the Secretary of the Treasury based on the then current cost of funds to the United States. The charter requires the debt to be repaid within a reasonable time. As of December 31, 2000, Farmer Mac had not utilized this borrowing authority.

6.   RESERVE FOR LOSSES

Farmer Mac maintains a reserve to cover potential losses incurred on loans underlying Farmer Mac I Securities ("AMBS") and LTSPCs issued since enactment of the 1996 Act. No loss reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act or for Farmer Mac II Securities. See Note 2(h) and Note 10 for more information about Farmer Mac Guaranteed Securities. The reserve covers interest due on loans that are 90 days or more delinquent and, in cases in which the loan is not adequately collateralized, the undercollateralized principal balance. During 2000, Farmer Mac purchased two defaulted loans having a principal balance of $2.6 million from pools underlying Farmer Mac Guaranteed Securities held by third parties.

The following is a summary of the changes in the reserve for losses for the years ended December 31, 2000, 1999 and 1998:




                                    2000          1999         1998
                                 ------------ ------------- ------------
                                             (in thousands)
 Balance, beginning of year        $ 6,584       $ 3,259      $ 1,645
 Provision for losses                4,739         3,672        1,614
 Charge-offs                             -          (347)           -
                                 ------------ ------------- ------------

Balance, end of year              $ 11,323       $ 6,584      $ 3,259
                                 ------------ ------------- ------------


A portion of the reserve is specifically allocated to impaired loans when the fair value of the collateral, less the estimated selling cost, is less than the cost basis in the loan. The balance of impaired loans, both on- and off-balance sheet, and the related reserve amount at December 31, 2000 and 1999 are summarized in the following table:



                                             2000                                 1999
                            -------------------------------------- --------------------------------------
                              Balance      Reserve    Net Balance    Balance     Reserve     Net Balance
                            ------------ ------------ ------------ -----------  ---------   -------------
                                                            (in thousands)
 Impaired loans with:
   Specific reserve          $ 2,710       $ (373)     $ 2,336      $ 1,048      $ (49)         $ 999
   No specific reserve        25,677            -       25,677       16,582          -         16,582
                            ------------ ------------ ------------ ------------ -----------  -----------
    Total                   $ 28,387       $ (373)    $ 28,014     $ 17,630      $ (49)      $ 17,581
                            ------------ ------------ ------------ ------------ -----------  -----------




For the years ended December 31, 2000 and 1999, the average balance of impaired loans purchased from pools by Farmer Mac or underlying Farmer Mac Guaranteed Securities was $22.0 million and $10.5 million, respectively. Farmer Mac recognized interest income on impaired loans of approximately $853,000 and $325,000 during the years ended December 31, 2000 and 1999, respectively.

7.   STOCKHOLDERS' EQUITY

Common Stock

Farmer Mac has three classes of common stock outstanding. Class A Voting Common Stock may be held only by banks, insurance companies and other financial institutions that are not institutions of the Farm Credit System. By statute, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A Voting Common Stock. Class B Voting Common Stock may be held only by institutions of the Farm Credit System. There are no restrictions on the maximum holdings of Class B
Voting Common Stock. There are no ownership restrictions on the Class C Non-Voting Common Stock.

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

At December 31, 2000, Farmer Mac's regulatory required minimum capital was $96.9 million, compared with actual regulatory capital of $101.2 million, resulting in a capital surplus of $4.3 million. At December 31, 1999, Farmer Mac's regulatory required minimum capital was $79.6 million, compared with actual regulatory capital of $88.8 million, resulting in a capital surplus of $9.2 million.

Stock Option Plan

In 1992 and 1996, Farmer Mac adopted stock option plans for officers to acquire shares of Class C Non-Voting Common Stock. Under the 1992 plan, stock options granted are exercisable immediately, and, if not exercised, will expire 10 years from the date of grant. The exercise price of options granted under the 1992 plan, which were granted in 1992 and 1993, is $2.19 per share. The maximum number of options that could be issued under the 1992 plan was 345,000, 315,000 of which were issued, net of cancellations. Under the 1996 plan, stock options awarded under the plan vested in thirds over a three-year period with the last installment having vested in June 1998; if not exercised, any options granted under the 1996 plan will expire 10 years from the date of grant. The exercise price of options granted under the 1996 plan, which were issued in 1996, is $2.625. The maximum number of options that could be issued under the 1996 plan was 338,490, all of which were issued. In 1997, Farmer Mac adopted a new stock option plan for all employees and directors, the terms of which are generally the same as for the 1996 plan, except that options issued to directors since June 1, 1998, if not exercised, will expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the 1997 plan, 1,176,229 have been issued, net of cancellations. Options granted during 2000 have exercise prices ranging from $15.125 to $22.375 per share. At December 31, 2000, 1,107,976 options were outstanding under the 1997 plan. For all stock options granted under all three of the Corporation's plans, the exercise price was equal to the fair market value of the Class C Stock on, or immediately preceding, the grant date.

The following table summarizes stock option activity for 2000 and 1999:


                                               2000                        1999
                                    -------------------------   ------------------------
                                                  Weighted-                   Weighted-
                                                   Average                     Average
                                                  Exercise                    Exercise
                                      Shares        Price          Shares      Price
                                    ----------  -------------   -----------  -----------
 Outstanding, beginning of year      1,354,975    $ 11.81        1,058,547     $ 7.99
 Granted                               472,071      15.33          375,857      21.73
 Excercised                           (196,991)      3.88          (59,597)      4.51
 Canceled                             (100,255)     19.86          (19,832)     16.37
                                    ----------  -------------   -----------  ------------
 Outstanding, end of year            1,529,800    $ 13.39        1,354,975    $ 11.81
                                    ----------- -------------   -----------  ------------
 Options excercisable at year end    1,110,484                   1,029,167
                                    -----------                 -----------



The following table summarizes information regarding options outstanding at December 31, 2000:


                                                Options
                   Options Outstanding        Exercisable
              ------------------------------ --------------
                                Weighted-
                                 Average
                                Remaining
  Exercise      Number of      Contractual     Number of
    Price         Shares          Life          Shares
------------- -------------- --------------- --------------
  $ 2.19        210,000         2.0 years       210,000
    2.63        211,824         5.5 years       211,824
   11.83        123,126         6.5 years       123,126
   12.67          6,900         7.7 years         6,900
   12.92          4,050         6.6 years         4,050
   15.13        405,619         9.4 years       133,917
   15.63          2,000         9.6 years             -
   16.38         47,846         9.7 years        15,613
   17.67          1,200         7.3 years         1,200
   18.13          5,000         9.8 years             -
   18.25          6,000         6.8 years         6,000
   19.38         30,268         8.7 years        20,787
   20.00        190,506         7.4 years       190,506
   20.81          3,000         8.6 years         3,000
   21.19          3,000         9.9 years             -
   22.08        275,661         8.4 years       181,761
   22.38          2,000         9.9 years             -
   22.94          1,500         8.6 years         1,500
   23.06            300         8.5 years           300

           --------------                 --------------
              1,529,800                       1,110,484
           --------------                 --------------




Farmer Mac uses the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in 2000, 1999 and 1998 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated in the following table:


                                     2000                      1999                     1998
                          ------------------------  ------------------------ ------------------------
                          As Reported   Pro Forma    As Reported   Pro Forma  As Reported   Pro Forma
                          ------------ ------------ ------------- ---------- ------------- ------------
                                               (in thousands, except per share amounts)
 Net income                 $10,437    $  8,570      $ 6,921       $ 4,132     $ 5,743       $ 3,263

 Earnings per share:
  Basic net earnings         $ 0.94    $   0.77       $ 0.64        $ 0.38      $ 0.53        $ 0.30
  Diluted net earnings       $ 0.92    $   0.76       $ 0.62        $ 0.37      $ 0.52        $ 0.29


The weighted average fair values of options granted in 2000, 1999 and 1998 were $6.13, $11.24, and $15.18, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

                                    2000        1999          1998
                                 -----------  ----------   -----------
 Risk-free interest rate            6.3%         5.7%          5.5%
 Expected years until exercise    5 years      5 years       5 years
 Expected stock volatility         42.7%         48.1%         66.2%
 Dividend yield                     0.0%          0.0%          0.0%




Restricted Stock

In addition to stock options, the Corporation may issue restricted stock to employees. Restricted stock entitles participants to all the rights of a stockholder, except that some of the shares awarded are subject to forfeiture if the participant is not employed by Farmer Mac at the end of the restriction period and other shares may not be disposed of by the participant during the restriction period. The vesting or restriction period is usually one to two years. The value of restricted stock granted to employees is amortized over the vesting period. During 2000 and 1999, 49,374 and 32,924 shares of restricted stock were granted, resulting in compensation expense of $750,000 and $618,000 being recognized during the respective years.

8.   INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2000, 1999 and 1998 were as follows:



                                 2000         1999        1998
                               ----------  -----------  ----------
                                         (in thousands)
 Current                        $7,602       $4,860      $1,716
 Deferred                       (1,853)      (1,190)        547
                               ----------  -----------  ----------
                                 5,749        3,670       2,263
 Change in net deferred tax
   asset valuation allowance         -            -      (1,491)
                               ----------  -----------  ----------
   Income Tax Expense           $5,749       $3,670       $ 772
                               ----------  -----------  ----------


A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                    2000        1999        1998
                                 ----------- ----------- ------------
                                            (in thousands)
 Tax expense at statutory rate    $ 5,665     $ 3,601      $ 2,215
 Change in net deferred tax
   asset valuation allowance            -           -       (1,491)
 Other                                 84          69           48
                                 ----------- ----------- ------------
 Income tax expense               $ 5,749     $ 3,670        $ 772
                                 ----------- ----------- ------------

 Statutory tax rate                  35.0%       34.0%        34.0%
 Effective tax rate                  35.5%       34.7%        11.8%

Components of the deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:



                                                             2000         1999
                                                          ------------ -----------
                                                              (in thousands)
 Deferred tax asset:
   Reserve for losses on guaranteed securities              $ 4,020     $ 2,239
   Unrealized loss on available-for-sale securities               -         855
   Other                                                        217         145
                                                          ------------ -----------
    Total deferred tax asset                                  4,237       3,239

 Deferred tax liability:
   Unrealized gain on available-for-sale securities          17,329           -
   Other                                                          -           -
                                                          ------------ -----------
    Total deferred tax liability                             17,329           -
                                                          ------------ -----------
 Net deferred tax (liability)/asset                         $(13,092)    $ 3,239
                                                          ------------ -----------



A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. No valuation allowance was considered necessary at December 31, 2000 and 1999.

9.   EMPLOYEE BENEFITS

On December 28, 1989, Farmer Mac adopted a defined contribution plan for all of its employees. Farmer Mac contributes 13.2 percent of the lesser of an individual's gross salary or $170,000, plus 5.7 percent of the difference between (1) the lesser of the gross salary or $170,000 and (2) the Social Security Taxable Wage Base. Employees in service prior to December 7, 2000 are fully vested in contributions made to the plan after they have been employed by Farmer Mac for two years. Employees beginning service after December 7, 2000 are fully vested after they have been employed for three years. Pension expense for the years ended December 31, 2000, 1999 and 1998 was $327,000, $358,000 and
$338,000, respectively.

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

Farmer Mac Guarantees. As of December 31, 2000 and 1999, the balance of outstanding guarantees, excluding Farmer Mac Guaranteed Securities held in the Corporation's portfolio, was as follows:



                                          2000            1999
                                      -------------   --------------
                                              (in thousands)
 Farmer Mac I:
   Post-1996 Act guarantees:
    AMBS                               $ 542,697        $ 497,896
    LTSPC                                862,804          575,097
                                      -------------   --------------
     Total Post-1996 Act guarantees    1,405,501        1,072,993
   Pre-1996 Act guarantees                 2,324            5,846
                                      -------------   --------------
     Total Farmer Mac I                1,407,825        1,078,839
 Farmer Mac II Securities                 90,204           26,637
                                      -------------   --------------

     Total Farmer Mac I and II        $1,498,029       $1,105,476
                                      -------------   --------------


AMBS represent guaranteed securities issued after the 1996 Act and for which Farmer Mac assumes 100 percent of the credit risk. An LTSPC is a long-term guarantee arrangement (similar to a swap transaction) in which the recipient of the standby commitment segregates a pool of loans in its portfolio and pays
Farmer Mac an annual fee approximating the usual guarantee fee on the outstanding balance of the loans, in return for Farmer Mac's assumption of the credit risk on those loans. The credit risk related to LTSPCs is the same as that of a swap or AMBS. Pre-1996 Act guarantees include securities issued prior to the 1996 Act. These securities are supported by an unguaranteed subordinated interest that was equal to 10 percent of the initial balance of the loans underlying the securities at issuance. Farmer Mac's guarantee on Farmer Mac II Securities is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed
Portions. For more information about Farmer Mac's credit risk related to off-balance sheet guaranteed securities, see Notes 2(h) and 6.

Commitments. Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most purchase commitments entered into by Farmer Mac are mandatory commitments, which means the Seller must pay a fee to extend or cancel the commitment. All the loans purchased by Farmer Mac under optional purchase commitments are sold forward under optional sale commitments that allow Farmer Mac to cancel the sale commitment without penalty should the Seller fail to deliver under the purchase commitment. At December 31, 2000, commitments to purchase Farmer Mac I and II loans totaled $13.5 million, of which $5.4 million were optional commitments. Outstanding purchase commitments at December 31, 1999, totaled $12.6 million, of which $2.4 million were optional commitments.

Farmer Mac is exposed to interest-rate risk from the time it commits to purchase a loan to the time it either: (a) sells AMBS backed by the loan or (b) issues debt to retain the loan in its portfolio. Commitments to sell AMBS totaled $5.7 and $23.8 million, respectively, at December 31, 2000 and 1999. Farmer Mac manages the interest-rate risk related to loans not yet sold or funded as a retained investment through the use of off-balance sheet financial instruments--currently, forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. See "Interest-rate contracts and hedge instruments."

Interest-rate contracts and hedge instruments. Farmer Mac uses interest-rate swaps and caps to reduce interest-rate risk related to specific assets (asset-linked) or liabilities (debt-linked). Interest-rate swaps are contractual agreements between two entities for the exchange of periodic payments based on a notional amount and agreed-upon fixed and variable rates. Interest-rate swaps are entered into in conjunction with the purchase of loans and investments or the issuance of debt to synthetically create LIBOR-based variable rate instruments. Interest-rate caps are agreements in which one entity makes a one-time, up-front premium payment to another party in exchange for the right to receive payments based on a notional amount and the amount, if any, by which the agreed-upon index rate exceeds the specified "cap" rate. Interest-rate caps are purchased to effectively "uncap" certain variable-rate investments or loans. The following schedule summarizes, by contractual maturity date, the notional amounts and weighted average interest rates of outstanding interest-rate contracts and hedge instruments at December 31, 2000 and 1999.




                                                                As of December 31, 2000
                            ----------------------------------------------------------------------------------- ------------
                               2001        2002        2003        2004       2005       2006 - 10   Thereafter     Total
                            ----------- ----------- ----------- ----------- ----------- ----------- ----------- ------------
                                                                     (in thousands)
 Amortizing swaps              $ -         $ -         $ -        $ -        $ -        $534,913         -         $534,913
 Pay fixed swaps                 -         6,344      20,514        -       21,209        32,808         -           80,875
    Weighted-average
     pay rate                    -         7.26%       6.80%        -        7.91%         7.18%         -            7.28%
 Pay floating swaps            $50,000        -            -        -            -            -          -           50,000
 Purchased caps                  -       100,000     135,000     210,000                      -          -          445,000
    Weighted-average
     strike rate                 -         8.50%       8.50%       8.50%                      -          -            8.50%
                                                                                                                 ------------
     Total notional amount                                                                                       $1,110,788
                                                                                                                 ------------


                                                                 As of December 31, 1999
                            ----------------------------------------------------------------------------------- ------------
                               2000        2001        2002        2003        2004      2005 - 09   Thereafter     Total
                            ----------- ----------- ----------- ----------- ----------- ----------- ----------- ------------
                                                                    (in thousands)
 Amortizing swaps              $ -         $ -         $ -         $ -        $  -       $79,576      $225,909    $305,485
 Pay fixed swaps                 -           -           -        19,000         -           -            -         19,000
    Weighted-average
     pay rate                    -           -           -         6.78%         -           -            -          6.78%
 Purchased caps                  -           -        100,000    135,000     210,000         -            -        445,000
    Weighted-average
     strike rate                 -           -          8.50%      8.50%       8.50%         -            -          8.50%
                                                                                                                 -----------
     Total notional amount                                                                                        $769,485
                                                                                                                 -----------



Although interest-rate contracts reduce Farmer Mac's exposure to interest-rate risk, they may increase credit risk exposure. Credit risk arises from the possibility that a counterparty will be unable to perform according to the terms of the contract. Farmer Mac mitigates credit risk by dealing with counterparties with high credit ratings (no less than BBB+ at December 31, 2000), establishing and maintaining collateral requirements and entering into netting agreements. Netting agreements provide for netting all amounts receivable and payable under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac's exposure to credit risk related to interest-rate contracts is based on the cost to replace all outstanding interest-rate contracts for each counterparty with which Farmer Mac was in a net gain position ("net replacement value"), including the effect of netting agreements. At December 31, 2000 and 1999, the net replacement value of interest rate contracts was $200,000 and $4.6 million, respectively. Of the net replacement value exposure outstanding at December 31, 1999, $3.7 million was collateralized by $8.6 million of marketable securities and $900,000 was uncollateralized. None of the net replacement value exposure as of December 31, 2000 was collateralized.

Hedge instruments, currently consisting of forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities, are used by Farmer Mac to reduce its interest-rate risk exposure related to the purchase of loans and the anticipated issuance of debt. There were no open futures contracts at December 31, 2000, compared to futures contracts having a total notional balance of $4.1 million at December 31, 1999. The outstanding balance of forward sale contracts involving GSE debt and mortgage-backed securities totaled $8.6 million and $12.6 million at December 31, 2000 and 1999, respectively.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity diversification, as well as the range of loan-to-value ratios, of Farmer Mac I Securities and loans held for securitization as of December 31, 2000 and 1999:


                                                    2000                                        1999
                              ------------------------------------------- -------------------------------------------
                                  Post-1996      Pre-1996                    Post-1996       Pre-1996
                                     Act            Act                         Act             Act
                                  Guarantees     Guarantees      Total       Guarantees     Guarantees       Total
                              --------------- --------------- ----------  -------------- ----------------  ----------
                                    (in thousands)
 By geographic region (1):
     Mid-North                    $ 398,402      $ 13,954      $ 412,356     $ 351,809       $ 16,425      $ 368,234
     Mid-South                      115,337        12,668        128,005        66,293         13,544         79,837
     Northeast                       89,583         4,005         93,588        50,833          4,057         54,890
     Northwest                      827,456        16,939        844,395       785,547         20,804        806,351
     Southeast                       84,164        11,291         95,455        21,604         17,291         38,895
     Southwest                    1,017,615        35,877      1,053,492       603,892         46,093        649,985
                              -------------- ------------- -------------- -------------  ------------- --------------
       Total                     $2,532,557      $ 94,734     $2,627,291    $1,879,978      $ 118,214     $1,998,192
                              -------------- ------------- -------------- -------------  ------------- --------------
 By commodity:
     Crops                       $1,262,009      $ 58,743     $1,320,752     $ 974,102       $ 71,591     $1,045,693
     Livestock                      466,226        12,809        479,035       378,818         17,501        396,319
     Permanent plantings            692,863        23,182        716,045       450,973         29,122        480,095
     Part-time farms                111,459             -        111,459        76,085              -         76,085
                              -------------- ------------- -------------- -------------  ------------- --------------
       Total                     $2,532,557      $ 94,734     $2,627,291    $1,879,978      $ 118,214     $1,998,192
                              -------------- ------------- -------------- -------------  ------------- --------------
 By loan-to-value:
        0.00% to 40.00%           $ 586,299      $ 11,518      $ 597,817     $ 509,485       $ 15,124      $ 524,609
       40.01% to 50.00%             544,429        16,211        560,640       421,478         21,723        443,201
       50.01% to 60.00%             625,057        30,802        655,859       460,195         41,308        501,503
       60.01% to 70.00%             669,737        31,429        701,166       447,720         35,314        483,034
       70.01% to 80.00%              95,065         4,774         99,839        33,656          4,745         38,401
       80.01% to 90.00%              11,970                       11,970         7,444              -          7,444
                              -------------- ------------- -------------- -------------  ------------- --------------
       Total                     $2,532,557      $ 94,734     $2,627,291    $1,879,978      $ 118,214     $1,998,192
                              -------------- ------------- -------------- -------------  ------------- --------------

(1)   Geographic regions:  Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT,
      DE, KY,  MA, MD,  ME, NC, NH,  NJ, NY, OH, PA,  RI, TN, VA, VT, WV); Northwest (ID, MT, ND, NE, OR,
      SD, WA, WY); Southeast (AL, AR, FL, GA, LA, MS, SC); Southwest (AZ, CA, CO, HI, NM, NV, UT).



Loan-to-value  ratios are based on collateral values at origination of the loan.
Current   loan-to-value  ratios  may  be  higher  or  lower  than  the  original loan-to-value ratios.

11.  FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and carrying values of financial assets and liabilities at December 31, 2000 and 1999. Significant estimates, assumptions and present value calculations are used for the following disclosure, resulting in a high degree of subjectivity in the indicated fair values. Accordingly, these estimated fair values are not necessarily indicative of what Farmer Mac would realize in an actual sale or purchase.


                                                             2000                        1999
                                                  --------------------------- ---------------------------
                                                   Estimated      Carrying      Estimated      Carrying
                                                   Fair Value      Amount       Fair Value      Amount
                                                  ------------- ------------- -------------- ------------
                                                                      (in thousands)
 Financial assets:
    Cash and cash equivalents                      $ 537,871     $ 537,871     $ 336,282      $ 336,282
    Investment securities                            837,940       836,757       849,079        847,220
    Farmer Mac guaranteed securities               1,699,565     1,679,993     1,315,353      1,306,223
    Loans                                             30,555        30,279        39,945         38,509
    Off-balance sheet items in a gain position:
     Commitments to purchase loans                       388             -           213             -
     Futures contracts                                     -             -            13             -
     Interest-rate contracts                             554             -         5,063             -
     Commitments to sell GSE debt securities               -             -            81             -
 Financial liabilities:
    Notes and bonds payable:
     Due within one year                           2,204,846     2,141,548     1,723,103     1,722,061
     Due after one year                              797,983       827,635       756,569       750,337
    Off-balance sheet items in a loss position:
     Commitments to sell GSE debt securities             253             -             -             -
     Interest-rate contracts                          18,416             -         1,736             -


The estimated fair values for Farmer Mac's financial instruments are calculated by generating multiple paths for future interest rates. The estimated fair value calculations for Farmer Mac's guaranteed securities, loans, interest-rate contracts and notes payable use a Monte Carlo simulation model to forecast the expected interest rates for each respective instrument. These forecasted interest rates are then used to discount the projected cash flows of each instrument to derive the estimated fair value. For cash and cash equivalents, the carrying amount approximates fair value. For investments, futures contracts and commitments to purchase and sell GSE debt and mortgage-backed securities, fair value is based on quoted market prices.

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




                                                    2000 Quarter Ended                             1999 Quarter Ended
                                -------------------------------------------------- -------------------------------------------------
                                  Dec 31       Sept 30       June 30     Mar 31       Dec 31      Sept 30      June 30      Mar 31
                                ------------ ------------ ------------ ----------- ----------- ------------ ------------- ----------
                                                             (dollars in thousands, except per share amounts)
 Interest income                 $ 52,567      $ 51,017     $46,944     $44,892     $41,688      $ 39,123     $31,531     $ 28,035
 Interest expense                  48,061        46,685      42,700      40,276      38,070        35,310      27,584       24,455
                                ------------ ------------ ------------ ----------- ----------- ------------ ------------------------
     Net interest income           4,506         4,332       4,244       4,616       3,618         3,813       3,947        3,580

 Guarantee fee income              3,368         2,972       2,755       2,582       2,388         1,899       1,644        1,465
 Gain on sale of AMBS                  -             -           -           -           -             -           -            -
 Miscellaneous                       149            78         (10)        182         110           (88)        132           66
                                ------------ ------------------------------------- ----------- -------------------------------------
 Total revenues                    8,023         7,382       6,989       7,380       6,116         5,624       5,723        5,111
 Expenses                          3,564         3,143       3,834       3,725       3,142         2,967       3,158        2,716
                                ------------ ------------------------------------- ----------- -------------------------------------
 Income before income taxes        4,459         4,239       3,155       3,655       2,974         2,657       2,565        2,395
 Income tax expense/(benefit)      1,586         1,505       1,362       1,297       1,082           901         873          814
                                ------------ ------------------------------------- ----------- -------------------------------------
 Net income                      $ 2,873       $ 2,734     $ 1,793     $ 2,358     $ 1,892       $ 1,756     $ 1,692      $ 1,581
                                ------------ ------------------------------------- ----------- -------------------------------------
 Earnings Per Share:
    Basic net earnings            $ 0.26        $ 0.25      $ 0.22      $ 0.22      $ 0.17        $ 0.16      $ 0.16       $ 0.15
    Diluted net earnings          $ 0.25        $ 0.24      $ 0.22      $ 0.21      $ 0.17        $ 0.16      $ 0.15       $ 0.14




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 20, 2001.

Item 11.   Executive Compensation

         The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 20, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 20, 2001.

Item 13.   Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 20, 2001.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)    (1)   Financial Statements.

            Refer to Item 8, above.

            (2)   Financial Statement Schedules.

            All schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

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

_______________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith
+     Management contract or compensatory plan.

+**10.4.12 - Employment Contract  Novation dated  as of  January 1, 2001 between
             Thomas R. Clark and the Registrant.

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

                                  Exhibit Index

10.4.12     - Employment  Contract  Novation dated as of January 1, 2001 between
              Thomas R. Clark and the Registrant.

                       SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C. 20549
                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                    FILED BY

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION



Exhibit 10.4.12

Exhibit 10.4.12

                          EMPLOYMENT CONTRACT NOVATION

      AGREED, as of the 1st day of January 2001, between the Federal Agricultural Mortgage Corporation ("Farmer Mac") and Thomas R. Clark ("Employee" or "you"), that the following terms and conditions shall apply to the employment relationship between the parties

1. Effect on Prior Contract. The Contract of Employment, dated as of June 13, 1989, between Farmer Mac and the Employee, as amended by Employment Contract Amendments Nos. 1-11, the last of which was dated as of June 1, 2000 (the "Initial Contract"), is hereby terminated as of December 31, 2000, by mutual agreement between the parties. None of the provisions of the Initial Contract, nor rights and obligations set forth thereunder, shall survive its termination.

2. Term. The term of your employment hereunder shall commence on January 1, 2001 and continue until December 31, 2001 or any earlier effective date of termination pursuant to Paragraph 8 hereof (the "Term").

3. Scope of Authority and Employment. You will report directly to the President of Farmer Mac. You will have responsibility for the public relations and government affairs activities of the Corporation, including maintaining adequate communications with borrowers, commodities groups and other members of the agricultural community; Farmer Mac stockholders; government regulators; and Congress. This activity is to be carried out under business plans submitted by management to the Board of Directors for their approval. You shall be an officer of Farmer Mac, with the title of Vice President - Corporate Relations.

        You will devote your best efforts and three days (of at least 10 hours each) per week (the scheduling of which shall be in the discretion of the President of Farmer Mac) to your duties hereunder, and you will not engage in any other gainful occupation without the prior written consent of Farmer Mac, which shall not be unreasonably withheld; provided, however, that this provision will not be construed to prevent you from personally, and for your own account or that of members of your immediate family, investing or trading in real estate, stocks, bonds, securities, commodities, or other forms of investment, so long as such investing or trading is not in conflict with the best interests of Farmer Mac. You will be employed to perform your duties at the principal office of Farmer Mac. Notwithstanding this, you may be required infrequently to travel in the performance of your duties under this Agreement.

4.      Compensation.   Farmer  Mac  will  pay  to  you the  following aggregate
        compensation for all services rendered by you under this Agreement:

        (a) Base Salary. You will be paid a base salary (the Base Salary) during the Term of One Hundred Thirty-Two Thousand One Hundred and Forty Dollars ($132,140) per year, payable in arrears on a bi-weekly basis;

        (b) Incentive Compensation. In addition to your Base Salary, you will be paid additional payments during the Term of this Agreement in respect of the work performed by you during the Term of this Agreement or portion thereof as follows: on December 31, 2001 or any earlier effective date of termination, an additional payment in an amount at the sole discretion of the Board of Directors if it determines that you have performed in an extraordinary manner your duties, pursuant to business plans proposed by management and approved by the Board of Directors, during the Term of this Agreement.

5. Expenses. Farmer Mac will reimburse you for your reasonable and necessary expenses incurred in carrying out your duties under this Agreement, including, without limitation, expenses for: travel; attending approved business meetings,conventions and similar gatherings; automobile parking in or near Farmer Mac's principal office building; and business entertainment. Reimbursement will be made to you within ten (10) days after presentation to Farmer Mac of an itemized accounting and documentation of such expenses. You will notify the President of Farmer Mac prior to incurring any such expenses of an extraordinary or unusual nature.

6. Vacation and Sick Leave. You initially will be entitled to eight (8) days of paid vacation during the Term of this Agreement. Commencing June 1, 2001, vacation days shall accrue at the rate of one day (1) per calendar month. You will be entitled to reasonable and customary amounts of sick leave.

7. Employee Benefits. Farmer Mac will provide you with all employee benefits regularly provided to employees of Farmer Mac and the following other (or upgraded) benefits: the best level of personal and family health insurance obtainable by Farmer Mac on reasonable terms; an annual medical examination; business travel and personal accident insurance; life insurance in the amount of Two Hundred Fifty Thousand Dollars ($250,000); disability benefits at least equal to statutory benefits in the District of Columbia; participation in the Farmer Mac Pension Plan; and participation in a savings plan established under Paragraph 401(k) of the Internal Revenue Code. The providers of any insurance will be listed in Best's Insurance
        Guide.

8.    Termination.

        (a) Events of Termination. This Agreement will be terminated and the employment relationship between you and Farmer Mac will be severed as set forth below:

              (1) Farmer Mac may terminate your employment effective upon notice to you (or your legal representative) if you die or are incapacitated or disabled by accident, sickness or otherwise so as to render you (in the opinion of an independent medical consultant on the full-time faculty of Georgetown University School of Medicine) mentally or physically incapable of performing the services required to be performed by you under the terms of this Agreement for a period of at least sixty (60) consecutive days, or for sixty (60) days (whether consecutive or not) during any six-month period.

              (2) Farmer Mac may terminate your employment effective upon notice to you at any time for "cause." For the purposes of this subsection, "cause" will mean only: (A) your willful failure to perform substantially your duties hereunder, other than any such failure resulting from your incapacity due to physical or mental illness; or
         (B) your willful engagement in activities contrary to the best interests of Farmer Mac. For purposes of this subsection, no act, or failure to act on your part, shall be considered "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interests of Farmer Mac.

              (3) Farmer Mac may terminate your employment without "cause" at any time. Such termination shall become effective on December 31, 2001.

        (b)  Payment of Accrued Compensation.

              (1) Upon termination of this Agreement pursuant to preceding subsection (a), you (or your estate or heirs, as the case may be) will be entitled to receive all Base Salary, Incentive Compensation, expense reimbursements, vacation pay, and similar amounts accrued and unpaid as of the date of such termination. The obligations of Farmer Mac under this subsection (b) will survive any termination of this Agreement.

              (2) In the event of your voluntary termination of employment hereunder, Farmer Mac will not be obligated to make any further compensation payments to you beyond those accrued prior to the effective date of such termination.

         (c) Disability Pay. Upon termination of this Agreement pursuant to the preceding subsection (a)(1), Farmer Mac, in its discretion, will either:

              (1) continue to pay you (or your estate or heirs, as the case may be) for the balance of the Term the difference between your current Base Salary and the amount, if any, of disability insurance payments received by you under insurance policies provided by Farmer Mac in accordance with this Agreement; or

              (2) pay you (or your estate or heirs, as the case may be) the present value of the payments described in preceding subsection (c)(1), discounted at a rate equal to the yield then available for one-year U.S. Treasury Notes, plus 50 basis points (0.50%).

        (d) Severance Pay. Upon termination of this Agreement pursuant to preceding subsection 8(a)(3), Farmer Mac will pay you within thirty (30) days after such termination an aggregate amount in cash equal to one hundred percent (100%) of all Base Salary scheduled to be paid and not yet paid to you under this Agreement for the balance of the Term.

        In the event of Farmer Mac's severance of your employment pursuant to preceding subsection 8(a)(1), or (3), the amount to be paid by Farmer Mac to you hereunder will not be mitigated by any subsequent earnings by you from any source.

         (e) Constructive Termination. You may, at your option, deem this Agreement to have been terminated by Farmer Mac in the event of its breach, including prospective breach, of any term hereof unremedied for thirty (30) days after notice thereof to Farmer Mac. Upon notice to Farmer Mac of your exercise of this option, you will have the same rights under such a constructive termination as if Farmer Mac had terminated your employment pursuant to preceding subsection (a)(3).

9. Agreement Not to Compete with Farmer Mac. Notwithstanding anything in this Agreement to the contrary, in the event of the termination of your employment, for a period of two years thereafter, you shall not, without the prior written consent of Farmer Mac, directly or indirectly, engage in any business or activity, whether as principal, agent, officer, director, partner, employee, independent contractor, consultant, stockholder or otherwise, alone or in association with any other person, firm, corporation or other business organization, that directly or indirectly competes with any of the businesses of Farmer Mac in any manner, including without limitation, the acquisition and securitization (for capital market sale) of agricultural mortgage loans or USDA "guaranteed portions" (hereinafter referred to as "Farmer Mac Qualified Loans"); provided, however, that such prohibited activity shall not include the ownership of up to 20% of the common stock in a public company or employment by an agency of the United States or any political subdivision thereof.

10. Agreement Not to Use Confidential or Proprietary Information. Farmer Mac and you both recognize that you have access to and acquire, and may assist in developing, confidential and proprietary information relating to the business and operations of Farmer Mac as a result of your employment or association with Farmer Mac. You hereby covenant and agree that you will retain all "Confidential Information" (as defined below) in trust for the sole benefit of Farmer Mac and its successors and assigns. You hereby covenant further that, in addition to your fiduciary responsibilities as an officer not to disclose certain information of or relating to Farmer Mac, you will not, at any time during or after the Term of this Agreement, without the prior written consent of Farmer Mac, directly or indirectly communicate or divulge any such Confidential Information to any person, firm, corporation or other business organization, or use any such
     Confidential Information for your own account or for the account of any other person, except as required in connection with the performance of your services hereunder. The term "Confidential Information" shall mean any trade secret, data or other confidential or proprietary information related to the business and activities of Farmer Mac. Notwithstanding the foregoing, Confidential Information shall not include any information that is or becomes a part of the public domain or generally available to the public (unless such availability occurs as a result of any breach by you of this Section 11), or becomes available to you on a non-confidential basis from a source (other than Farmer Mac) that is not bound by a confidentiality agreement and does not breach his or her fiduciary responsibilities. The provisions of this Section 9 shall survive the termination of this Agreement and the termination of your employment hereunder.


11. Agreement Not to Solicit Farmer Mac Employees. For a period of two years after the termination of your employment hereunder, you shall not, directly or indirectly, induce any employee of Farmer Mac who is a "member of management" (as defined below) or is directly involved in the acquisition and securitization (for capital market sale) of Farmer Mac Qualified Loans to engage in any activity in which you are prohibited from engaging in under this Agreement, or to terminate such person's employment with Farmer Mac. You shall not directly or indirectly, either individually or as owner, agent, employee, consultant or otherwise, employ, offer employment to, lure, entice away or assist others in recruiting or hiring any person who is or was employed by Farmer Mac unless such person shall have ceased to be employed by Farmer Mac for a period of at least six months and is not subject to any non-compete covenants substantially similar in nature to those contained in Section 8 hereof. "Member of management" means the President, any Vice President, the Controller of Farmer Mac or attorney or paralegal in the employ of Farmer Mac.

12. Notices. Any notice given under this Agreement will be sufficient if in writing and either: (a) mailed postage prepaid by registered or certified mail, return receipt requested; or (b) delivered by hand to, in the case of Farmer Mac, 919 18th Street, N.W., Washington, D.C. 20006, attention President; or, in the case of the Employee, 3903 Lake Boulevard, Annandale, Virginia 22003 (or to such other addresses as may be from time to time designated by notice from the recipient party to the other). Any such notice will be effective upon actual receipt or refusal thereof.

13.   Miscellaneous.

        (a) Governing Law. This Agreement will be governed by, and interpreted and enforced in accordance with, the laws of the District of Columbia.

        (b) Waiver. The waiver by any party of a breach of any provision of this Agreement will not operate as a waiver of any other breach of any provision of this Agreement by any party.

        (c) Entire Agreement. This Agreement sets forth the entire understanding of the parties concerning the subject matter hereof, and may not be changed or modified except by a written instrument duly executed by or on behalf of the parties hereto.

        (d) Successors and Assigns. This Agreement will inure to the benefit of and be binding upon the parties hereto and their respective successors, heirs, personal representatives and assigns. This subsection is not to be construed to permit you to assign your obligation to perform the duties of your employment hereunder. This subsection permits Farmer Mac the right to assign this Agreement to a successor entity.

        (e) Severability. If any term, condition, or provision of this Agreement or the application thereof to any party or circumstances will, at any time or to any extent be invalid or unenforceable, the remainder of this Agreement, or the application of such term, condition or provision to parties or circumstances other than those to which it is held invalid or unenforceable, will not be affected thereby, and each term, condition and provision of this Agreement will be valid and enforceable to the fullest extent permitted by law.

        (f) Action by Farmer Mac. Except as expressly provided otherwise in this Agreement, reference to actions, decisions, determinations or similar occurrences by Farmer Mac (other than the execution of this Agreement and any modifications hereto or notices given hereunder) will mean the action, decision or determination of the Board of Directors or the President of Farmer Mac.

                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION


                                 /s/ Henry D. Edelman
                           ---------------------------------------------------
                           By:   Henry D. Edelman

                                 President and Chief Executive Officer

                           EMPLOYEE

                                 /s/ Thomas R. Clark
                           ---------------------------------------------------
                           Thomas R. Clark

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


                                                       March 15, 2001
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

              Name                             Title                   Date

                                    Chairman of the Board and     March 15, 2001
---------------------------------   Director
Charles Eugene Branstool

                                    President and Chief           March 15, 2001
                                    Executive
---------------------------------
Henry D. Edelman                    Officer (Principal
                                    Executive Officer)

                                    Vice President - Finance      March 15, 2001
---------------------------------   and Treasurer
Nancy E. Corsiglia                 (Principal Financial and
                                    Accounting Officer)

                 Name                               Title               Date

                                                  Director        March 15, 2001
---------------------------------------
Paul A. DeBriyn

                                                  Director        March 15, 2001
---------------------------------------
Kenneth E. Graff

                                                  Director        March 15, 2001
---------------------------------------
W. David Hemingway

                                                  Director        March 15, 2001
---------------------------------------
Mitchell A. Johnson

                                                  Director        March 15, 2001
---------------------------------------
Lowell Junkins

                                                  Director        March 15, 2001
---------------------------------------
James A. McCarthy

                                                  Director        March 15, 2001
---------------------------------------
Robert J. Mulder

                                                  Director        March 15, 2001
---------------------------------------
John G. Nelson

                                                  Director        March 15, 2001
---------------------------------------
David J. Nolan

                                                  Director        March 15, 2001
---------------------------------------
Peter T. Paul

                                                  Director        March 15, 2001
---------------------------------------
Marilyn Peters

                                                  Director        March 15, 2001
---------------------------------------
John Dan Raines, Jr.

                                                Vice Chairman     March 15, 2001
---------------------------------------
Gordon Clyde Southern

                                                  Director        March 15, 2001
---------------------------------------
Clyde A. Wheeler

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


     /s/ Henry D. Edelman                              March 15, 2001
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

             Name                             Title                   Date

/s/ Charles Eugene Branstool       Chairman of the Board and      March 15, 2001
--------------------------------   Director
Charles Eugene Branstool

    /s/ Henry D. Edelman          President and Chief Executive   March 15, 2001
--------------------------------  Officer (Principal Executive
Henry D. Edelman
                                  Officer)
    /s/ Nancy E. Corsiglia        Vice President - Finance        March 15, 2001
--------------------------------  and Treasurer
Nancy E. Corsiglia               (Principal Financial and
                                  Accounting Officer)

                 Name                               Title               Date

    /s/ Paul A. DeBriyn                           Director        March 15, 2001
---------------------------------------
Paul A. DeBriyn

    /s/ Kenneth E. Graff                          Director        March 15, 2001
---------------------------------------
Kenneth E. Graff

    /s/ W. David Hemingway                        Director        March 15, 2001
---------------------------------------
W. David Hemingway

    /s/ Mitchell A. Johnson                       Director        March 15, 2001
---------------------------------------
Mitchell A. Johnson

    /s/ Lowell Junkins                            Director        March 15, 2001
---------------------------------------
Lowell Junkins

    /s/ James A. McCarthy                         Director        March 15, 2001
---------------------------------------
James A. McCarthy

    /s/ Robert J. Mulder                          Director        March 15, 2001
---------------------------------------
Robert J. Mulder

    /s/ John G. Nelson                            Director        March 15, 2001
---------------------------------------
John G. Nelson

    /s/ David J. Nolan                            Director        March 15, 2001
---------------------------------------
David J. Nolan

    /s/ Peter T. Paul                             Director        March 15, 2001
---------------------------------------
Peter T. Paul

    /s/ Marilyn Peters                            Director        March 15, 2001
---------------------------------------
Marilyn Peters

    /s/ John Dan Raines, Jr.                      Director        March 15, 2001
---------------------------------------
John Dan Raines, Jr.

    /s/ Gordon Clyde Southern                   Vice Chairman     March 15, 2001
---------------------------------------
Gordon Clyde Southern

    /s/ Clyde A. Wheeler                          Director        March 15, 2001
---------------------------------------
Clyde A. Wheeler