Form 10-Q
period 2001-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2001-05-15
CIK 845877

As filed with the Securities and Exchange Commission on
                                  May 15, 2001
------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.    Commission File Number 0-17440

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                (Exact name of registrant as specified in its
                                  charter)

             Federally chartered
               instrumentality                         52-1578738
                of the United            (I.R.S. employer identification number)
                   States
       (State or other jurisdiction of
       incorporation or organization)

        919 18th Street, N.W., Suite  200,
                Washington, D.C.                         20006
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

      As of May 4, 2001, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,707,278 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

      The following interim consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows as of the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the audited 2000 consolidated financial statements of Farmer Mac. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

      The following information concerning Farmer Mac's consolidated financial statements is included herein:

      Consolidated Balance Sheets as of March 31, 2001 and
        December 31, 2000..............................................    3
      Consolidated Statements of Income for the three months ended
        March 31, 2001 and 2000........................................    4
      Consolidated Statements of Cash Flows for the three months
        ended March 31, 2001 and 2000..................................    5

                                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 2001      December 31, 2000
                                                                    -------------------  ------------------
                                                                                  (in thousands)
 Assets:
   Cash and cash equivalents                                                 $ 320,437           $ 537,871
   Investment securities                                                       819,957             836,757
   Farmer Mac guaranteed securities                                          1,711,183           1,679,993
   Loans                                                                        12,407              30,279
   Financial derivatives                                                           593                   -
   Interest receivable                                                          33,570              55,681
   Guarantee fees receivable                                                     3,055               5,494
   Prepaid expenses and other assets                                            14,856              14,824
                                                                    -------------------  ------------------
       Total Assets                                                        $ 2,916,058         $ 3,160,899
                                                                    -------------------  ------------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                                   $ 2,024,233         $ 2,201,691
     Due after one year                                                        715,901             767,492
                                                                    -------------------  ------------------
       Total notes payable                                                   2,740,134           2,969,183
   Financial derivatives                                                        19,610                   -
   Accrued interest payable                                                     15,706              20,852
   Accounts payable and accrued expenses                                        12,417              26,880
   Reserve for losses                                                           12,386              11,323
                                                                    -------------------  ------------------
       Total Liabilities                                                     2,800,253           3,028,238

 Stockholders' Equity:
   Common stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding at March 31,
       2001 and December 31, 2000.                                               1,031               1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding at March 31,
       2001 and December 31, 2000.                                                 500                 500
     Class C Non-Voting, $1 par value, no maximum authorization,
       9,705,255 and 9,620,112 shares issued and outstanding
       at March 31, 2001 and December 31, 2000.                                  9,705               9,621
   Additional paid-in capital                                                   74,177              72,773
   Accumulated other comprehensive income                                       10,998              31,498
   Retained earnings                                                            19,394              17,238
                                                                    -------------------  ------------------
       Total Stockholders' Equity                                              115,805             132,661
                                                                    -------------------  ------------------
   Total Liabilities and Stockholders' Equity                              $ 2,916,058         $ 3,160,899
                                                                    -------------------  ------------------

                  See accompanying notes to consolidated financial statements.


                           FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                             --------------------------------------
                                              March 31, 2001        March 31, 2000
                                             ----------------     -----------------
                                             (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                 $ 21,088              $ 21,958
   Farmer Mac guaranteed securities                   28,740                21,694
   Loans                                                 603                 1,240
                                             ----------------     -----------------
     Total interest income                            50,431                44,892
 Interest expense                                     44,978                40,276
                                             ----------------     -----------------
 Net interest income                                   5,453                 4,616
 Gains/(Losses) on financial derivatives
  and trading assets                                   (589)                    -
 Other income:
   Guarantee fees                                      3,428                 2,582
   Miscellaneous                                         166                   182
                                             ----------------     -----------------
 Total other income                                    3,594                 2,764
                                             ----------------     -----------------
 Total revenues                                        8,458                 7,380

 Expenses:
   Compensation and employee benefits                  1,237                 1,251
   Regulatory fees                                       223                   150
   General and administrative                          1,145                 1,007
                                             ----------------     -----------------
     Total operating expenses                          2,605                 2,408
   Provision for losses                                1,383                 1,317
                                             ----------------     -----------------
 Total expenses                                        3,988                 3,725
                                             ----------------     -----------------
 Income before income taxes                            4,470                 3,655
 Income tax expense                                    1,588                 1,297
                                             ----------------     -----------------
 Net income before cumulative effect                   2,882                 2,358
  of change in accounting principles
 Cumulative effect of change in accounting
  principles, net of taxes of $400                      (726)                    -
                                             ----------------     -----------------
 Net income                                          $ 2,156               $ 2,358
                                             ----------------     -----------------
 Earnings per share:
   Basic earnings per share                           $ 0.19                $ 0.22
   Diluted earnings per share                         $ 0.18                $ 0.21
 Earnings per share before cumulative
  effect of change in accounting principles:
   Basic earnings per share                           $ 0.26                $ 0.22
   Diluted earnings per share                         $ 0.25                $ 0.21

                    See accompanying notes to consolidated financial statements.


                               FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                         ---------------------------------------
                                                                           March 31, 2001       March 31, 2000
                                                                         ------------------- -------------------
                                                                                     (in thousands)
 Cash flows from operating activities:
   Net income                                                                  $2,156              $2,358
   Adjustments to reconcile net income to cash provided by
    operating activities:
    Amortization of investment premiums and discounts                            (350)                635
    Decrease in interest receivable                                            22,111              13,592
    Decrease in guarantee fees receivable                                       2,439               1,740
    Increase in prepaid expenses and other assets                              (2,159)             (1,929)
    Amortization of debt premiums, discounts and issuance costs                31,019              27,360
    Decrease in accrued interest payable                                       (5,146)             (6,645)
    Decrease in accounts payable and accrued expenses                          (2,803)               (338)
    Proceeds from repayment of trading investment securities                    5,680                   -
    Mark to market on trading securities and derivatives                        1,715                   -
    Settlement of financial derivatives                                        (1,349)                  -
    Provision for losses (net of charge-offs)                                   1,063               1,317
                                                                         -----------------  ------------------
    Net cash provided by operating activities                                 $54,376             $38,090

 Cash flows from investing activities:

   Purchases of investment securities                                         (82,450)           (107,941)
   Purchases of Farmer Mac guaranteed securities                             (112,645)           (147,343)
   Purchases of loans                                                         (48,636)            (58,451)
   Proceeds from repayment of investment securities                            95,848              25,083
   Proceeds from repayment of Farmer Mac guaranteed securities                102,001             210,623
   Proceeds from repayment of loans                                                42                 105
   Proceeds from sale of AMBS                                                  32,534              20,611
   Purchases of office equipment                                                   (6)                (48)
                                                                         -----------------  ------------------
    Net cash used in investing activities                                     (13,312)            (57,361)

 Cash flows from financing activities:
   Proceeds from issuance of discount notes                                22,619,870          18,817,569
   Proceeds from issuance of medium-term notes                                      -              15,020
   Payments to redeem discount notes                                      (22,780,186)        (18,794,172)
   Payments to redeem medium-term notes                                       (99,670)            (11,060)
   Proceeds from common stock issuance                                          1,488                 454
                                                                         -----------------  ------------------
    Net cash provided by (used in) financing activities                      (258,498)             27,811
                                                                         -----------------  ------------------
   Net increase (decrease) in cash and cash equivalents                      (217,434)              8,540

   Cash and cash equivalents at beginning of period                           537,871             336,282
                                                                         -----------------  ------------------
   Cash and cash equivalents at end of period                               $ 320,437           $ 344,822
                                                                         -----------------  ------------------

                      See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2001 and 2000.


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2001         2000
                                                       ------------- --------------
                                                              (in thousands)
 Cash paid for:
   Interest                                            $ 17,083     $ 16,420
   Income taxes                                             350            -
 Non-cash activity:
   Real estate owned acquired through foreclosure             -            -
   Loans acquired and securitized as AMBS                66,466       46,467


(b)   Loans

     As of March 31, 2001, loans held by Farmer Mac included $2.0 million held for sale and $10.4 million held for investment. As of December 31, 2000, loans held by Farmer Mac included $11.6 million held for sale and $18.6 million held for investment.


(c)   Earnings Per Share

     Basic earnings per share are based on the weighted average common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include all dilutive potential common stock. The following schedule reconciles basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:


                                           March 31, 2001                        March 31, 2000
                                ------------------------------------   -----------------------------------
                                            Dilutive                               Dilutive
                                  Basic     stock     Diluted            Basic      stock     Diluted
                                   EPS      options      EPS              EPS      options      EPS
                                -------------------------------------  -----------------------------------
                                                    (in thousands, except per share amounts)

 Three months ended:
  Net income                     $ 2,156              $ 2,156           $ 2,358               $ 2,358
  Weighted average shares         11,210      459      11,669            10,921       345      11,266
  Earnings per share              $ 0.19               $ 0.18            $ 0.22                $ 0.21



            (d)  Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

(e)   New Accounting Standards

     As amended, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") became effective as of January 1, 2001. SFAS 133 requires financial derivatives to be measured and recorded at fair value. Such derivatives, which Farmer Mac uses to hedge interest-rate risk, were previously accounted for as off-balance sheet items and disclosed in the financial statement footnotes.

     The cumulative effect of this change in accounting principles, was a charge of $726,000 and a negative adjustment of $8.6 million to other comprehensive income within stockholders' equity recognized on January 1, 2001. As part of the implementation of SFAS 133, Farmer Mac reclassified certain investment securities classified as held to maturity and available for sale as trading securities. The Corporation expects that SFAS 133 will increase volatility in earnings and accumulated other comprehensive income.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 will be applied prospectively beginning April 1, 2001 as required by the standard. Management does not expect the implementation of this standard to materially affect the Corporation's reported results of operations or financial position.

            (f)   Financial Derivatives

     Farmer Mac enters into derivative instruments as an end-user, not for speculative purposes. Farmer Mac enters into interest-rate contracts, including interest-rate swaps and caps, to adjust the characteristics of Farmer Mac's debt to more closely match the characteristics of the Corporation's mortgage assets or to provide better returns on its investments. Derivative instruments, such as forward sale contracts of GSE debt and mortgage-backed securities and U.S.
Treasury based futures contracts, are entered into by Farmer Mac to manage interest-rate risk exposure related to loan purchases and anticipated debt issuances.

     Interest-rate swaps used to hedge corporate debt investments, and forward sale contracts used to hedge Farmer Mac's loan portfolio, are classified and accounted for as fair value hedges. Interest-rate swaps and forward sale contracts used to hedge anticipated debt issuances are classified and accounted for as cash flow hedges. Other financial derivatives, such as futures and interest-rate caps, are not assigned an accounting hedge designation. Farmer Mac's financial derivatives are carried at their fair values. For fair value hedges, the changes in the fair values of the derivatives, along with the changes in fair values of the hedged items, are recorded in earnings. For cash flow hedges, the changes in the fair values of the derivatives are recorded in other comprehensive income and any hedge ineffectiveness is recorded in earnings. For derivative instruments not assigned an accounting hedge designation, the changes in fair value are recorded in earnings. Net after tax charges against earnings under SFAS 133 during first quarter 2001 totaled $380,000, and net after tax reductions to other comprehensive income totaled $3.6 million. Farmer Mac estimates that $1.2 million of the total amount currently reported in accumulated other comprehensive income will be reclassified into earnings during the next twelve months. Substantially all of this amount represents the estimated present value of the net interest payments on interest-rate swap contracts, using fair values as of March 31, 2001 and assuming no change in interest rates. The interest-rate swap contracts were entered  into to  derive a lower  effective  fixed  rate cost of  borrowing  for periods of up to 15 years than would otherwise have been available to the Corporation in the market. For the period ended March 31, 2001, the ineffectiveness of designated hedges recognized as part of net income was immaterial.

Note 2.  Off-Balance Sheet Guaranteed Securities

     For information regarding the off-balance sheet risks associated with Farmer Mac's guarantees of AMBS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk."

Note 3.  Comprehensive Income

     Comprehensive income (loss) is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three months ended March 31, 2001 and 2000. The changes in unrealized gains on available-for-sale securities are net of the related deferred tax benefit of $4.6 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. The change in the fair values of financial derivatives for the three months ended March 31, 2001 is net of the related deferred tax benefit of $6.7 million.



                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                            2001          2000
                                                     ------------- --------------
                                                           (in thousands)
 Net income                                               $ 2,156       $ 2,358
 Change in unrealized gain on securities
  available-for-sale, net of taxes                         (8,317)       (2,884)
 Cumulative effect of change in accounting principles      (8,632)            -
 Change in the fair value of financial derivatives
  classified as cash flow hedges                           (3,552)            -
                                                      ------------- -------------
Comprehensive income (loss)                               $(18,345)      $ (526)
                                                      ------------- -------------

Item 2. Management's Discussion and Analysis of Financial Condition and
        ----------------------------------------------------------------
        Results of Operations
        ---------------------

Special Note Regarding Forward-Looking Statements

     Certain statements made in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income, delinquencies and provision for losses; changes in capital position; and other business and financial matters. Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements with an aggregate effect in excess of the statutory minimum and critical capital levels or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, the agricultural economy (including agricultural land values, commodity prices, export demand for U.S. agricultural products and federal assistance to farmers) or the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac guaranteed securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in Farmer Mac's status as a government-sponsored enterprise.

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

Results of Operations

     Operating Results. SFAS 133 requires the change in the fair values of certain financial derivatives to be reflected in the Corporation's net income and other comprehensive income. Management believes that reporting results by reference to operating income excluding the cumulative effect of the change in accounting principles recognized on January 1, 2001 under SFAS 133, and its ongoing effects during the reporting period, provides a meaningful operating measure of Farmer Mac's financial performance and position. Such information is presented to supplement, not replace, net income, cash from operations or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

     Overview. Net income for first quarter 2001, including the cumulative and ongoing effects of SFAS 133 during the quarter, was $2.2 million or $0.18 per share. Net income for first quarter 2000 was $2.4 million or $0.21 per share. Operating income totaled $3.2 million for first quarter 2001, or $0.27 per share on a diluted basis, compared to $2.4 million, or $0.21 per share, for first quarter 2000. This represents a 29% increase in operating earnings per share.

     Farmer Mac's revenue growth continued in the first quarter 2001, reflecting the effects of outstanding guarantee volume 35 percent higher than in the first quarter 2000 and the net interest income earned on a higher average balance of outstanding interest-earning assets, which was 19 percent higher than during the first quarter 2000. Purchases and guarantees under the Farmer Mac I and II programs were 81% higher in the first quarter 2001 than in the first quarter 2000. During first quarter 2001, Farmer Mac purchased $47.7 million of portions of loans guaranteed by the United Sates Department of Agriculture, establishing a record quarter for the Farmer Mac II program, purchased $48.6 million of Farmer Mac I loans and recorded $49.7 million in long-term standby commitments. In addition, Farmer Mac entered into agreements to provide Farmer Mac I long-term standby commitments for an additional $150 million that go into effect in the second quarter of 2001.

     Guarantee  volume  growth was achieved  during  first  quarter 2001 despite continued unfavorable economic conditions in the agricultural sector. Weak market opportunities for agricultural commodities and products and low commodity prices have persisted throughout 2000 and into 2001. Total direct governmental payments to the agricultural sector for 2000 are estimated by the U.S. Department of Agriculture (USDA) to have been a record $22.1 billion, resulting in farm income levels during 2000 significantly above the decade (1991-2000) average. The federal income support is not allocated equally to producers of all agricultural commodities, however, and farmers and ranchers producing agricultural commodities that receive significant federal income support should demonstrate greater liquidity than those who do not receive payments. It is expected that additional federal support will be provided to the agricultural sector in 2001; although the specific amount has not yet been determined, the federal budget agreement includes an additional $5.5 billion for this purpose, subject to action by Congress to make such funds available. Farmer Mac responded to these conditions by re-emphasizing to agricultural lenders their ability to use Farmer Mac's programs to reduce their concentrated exposures to agricultural credit risks. Although the Corporation believes that the increased interest in portfolio sales, swaps and long-term standby commitments during the first quarter of 2001 is a good indication that Farmer Mac has positioned itself for growth in the coming months and anticipates additional portfolio transactions during the remainder of 2001, the total volume of those transactions is uncertain at this time.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income was $5.5 million for first quarter 2001, compared to $4.6 million for first quarter 2000. The increase in net interest income was primarily attributable to increases in the balance of program assets, driven by Farmer Mac's retention of its guaranteed agricultural mortgage-backed securities ("AMBS"). The following table provides information regarding the average balances and rates of interest-earning assets and funding for the three months ended March 31, 2001 and 2000.


                                                              Three Months Ended March 31,
                                        --------------------------------------------------------------------
                                                        2001                               2000
                                        ----------------------------------  --------------------------------
                                           Average     Income/    Average    Average     Income/    Average
                                           Balance     Expense     Rate      Balance     Expense     Rate
                                        ----------- ------------ ---------  ---------   ---------- ---------
                                                                  (dollars in thousands)
 Interest-earning assets:
   Cash and cash equivalents             $ 537,448     $ 7,691     5.72%     $ 540,967    $ 7,919     5.86%
   Investments                             896,226      13,397     5.98%       887,845     14,039     6.32%
   Farmer Mac guaranteed securities      1,784,342      28,740     6.44%     1,272,145     21,694     6.82%
   Loans                                    34,690         603     6.95%        63,579      1,240     7.80%
                                        ----------- -----------  --------   ----------- ---------- ---------
   Total interest earning assets         3,252,706      50,431     6.20%     2,764,536     44,892     6.50%
                                        -----------                         -----------
 Funding:
   Discount notes                        2,181,045      30,564     5.61%     1,926,731     27,296     5.67%
   Medium-term notes                       915,348      14,414     6.30%       781,482     12,980     6.64%
                                        ----------- -----------  --------   ----------- ---------- ---------
   Total interest-bearing liabilities    3,096,393      44,978     5.81%     2,708,213     40,276     5.95%
   Net non-interest bearing funding        156,313           -     0.00%        56,323          -     0.00%
                                        ----------- -----------  --------   ----------- ---------- ---------
   Total funding                         3,252,706      44,978     5.53%     2,764,536     40,276     5.83%
                                        ----------- -----------  --------   ----------- ---------- ---------
 Net interest income/yield                               5,453     0.67%                    4,616     0.67%
                                                    -----------  --------               ---------- ---------







     The table below sets forth certain information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.


                                                        Three Months Ended March 31, 2001
                                                         Compared to Three Months Ended
                                                                 March 31, 2000
                                                 ---------------------------------------------
                                                           Increase/(Decrease) Due to
                                                 ---------------------------------------------
                                                     Rate           Volume          Total
                                                 --------------  --------------  -------------
                                                                 (in thousands)
 Income from interest-earning assets
   Cash and cash equivalents                       $ (177)        $   (51)        $ (228)
   Investments                                       (776)           (134)          (642)
   Farmer Mac guaranteed securities                (1,126)          8,172          7,046
   Loans                                             (123)           (514)          (637)
                                                 --------------  --------------  -----------
    Total                                          (2,202)          7,741          5,539
   Expense from interest-bearing liabilities         (911)          5,613          4,702
                                                 --------------  --------------  -----------
   Change in net interest income                  $(1,291)        $ 2,128         $  837



     Other Income. Other income, which is comprised of guarantee fee income and miscellaneous income, totaled $3.6 million for first quarter 2001 compared to $2.8 million for the first quarter 2000. Guarantee fee income, the largest component of other income, was $3.4 million for first quarter 2001, compared to $2.6 million for first quarter 2000. The relative increase in guarantee fees reflects an increase in the average balance of outstanding guarantees. Miscellaneous income was $166,000 for first quarter 2001 compared to a gain of $182,000 for first quarter 2000.

     Expenses. During first quarter 2001, operating expenses totaled $2.6 million compared to $2.4 million for first quarter 2000. Operating expenses as a percentage of operating revenues for first quarter 2001 and 2000 were 29 percent and 33 percent, respectively.

     Farmer Mac's provision for principal and interest losses was $1.4 million for first quarter 2001 compared to $1.3 million for first quarter 2000. As of March 31, 2001, Farmer Mac's reserve for losses totaled $12.4 million, or 0.49 percent of outstanding post-1996 Act loans, compared to $7.9 million, or 0.42 percent, as of March 31, 2000.

     Income Tax Expense. The provision for income taxes totaled $1.6 million for first quarter 2001 compared to $1.3 million for first quarter 2000. Farmer Mac's effective tax rate for each quarter was 35.5 percent.

     Business Volume. The following table sets forth the amount of loans purchased or guaranteed, and AMBS issued during the periods indicated:

                                              Three Months Ended
                                                   March 31,
                                       --------------------------------
                                             2001             2000
                                       --------------------------------
                                                    (in thousands)
 Purchase and guarantee volume:
    Farmer Mac I
      Cash window                        $ 48,600            $ 58,283
      LTSPC                                49,695                   -
    Farmer Mac II                          47,707              22,570
                                       -------------    ---------------
      Total loans purchased or
        guaranteed                      $ 146,002            $ 80,853
                                       -------------    ---------------
 AMBS issuances:
    Retained                             $ 33,932            $ 46,467
    Sold                                   32,440              20,611
                                         -------------    ---------------
    Total AMBS issuances                 $ 66,372            $ 67,078
                                       -------------    ---------------
 Total loans held or guaranteed        $3,184,027          $2,386,211
                                       -------------    ---------------


      See "Overview" above for a discussion regarding changes in the amount of loans purchased and guaranteed by Farmer Mac.

     Indicators of future purchase and guarantee volume, particularly cash purchase activity, include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans required thereunder within the specified time period, Farmer Mac requires the seller to pay a fee to extend or cancel the commitment. As of March 31, 2001, outstanding commitments to purchase or guarantee Farmer Mac I loans totaled $18.4 million, compared to $10.7 million as of March 31, 2000. Of the total commitments outstanding at March 31, 2001 and 2000, $10.5 million and $2.9 million, respectively, were optional commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $133.7 million as of March 31, 2001, compared to $108.1 million as of March 31, 2000. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the seller.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a new market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac's programs provide. For Farmer Mac to succeed in realizing its business development and profitability goals over the long term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

Balance Sheet Review

     During first quarter 2001, total assets decreased by $244.8 million. The decrease in assets was due to a decrease in on-balance sheet non-program assets (cash and cash equivalents and investments). Program assets, Farmer Mac guaranteed securities and loans, were at a consistent level as of March 31, 2001 and December 31, 2000. For further information regarding both on- and off-balance sheet guaranteed securities, see "Supplemental Information" below.

     Total liabilities decreased by $228.0 million from December 31, 2000 to March 31, 2001 due to a reduction in notes payable, which corresponded to the net decrease in total assets.

     Farmer Mac's regulatory core capital totaled $104.8 million as of March 31, 2001, compared with $101.2 million as of December 31, 2000 and $91.6 million as of March 31, 2000. The capital balance as of March 31, 2001 exceeded Farmer Mac's regulatory minimum capital requirements by approximately $14.1 million.

     On April 12, 2001, the Farm Credit Administration ("FCA") issued its final risk-based capital regulation for Farmer Mac. The regulation is scheduled to become effective in less than one month, and Farmer Mac will be required to meet the risk-based capital standards one year after the effective date. As noted in our June 12, 2000 comment letter to the FCA on the proposed regulation, Farmer Mac believes that certain significant aspects of the risk-based capital regulation do not comply with the authorizing statute. The economic model incorporated in the regulation is extremely complex, and we are still analyzing its potential effects. Farmer Mac has requested that FCA assist us in understanding the operation of the regulation and the model; however, if unchanged, the regulation - particularly those provisions that suggest to us that the FCA went outside the authorizing statute - could lead to an increase in the capital requirement for certain newly guaranteed off-balance sheet program assets and so alter Farmer Mac's strategic plan for future growth. While the Corporation is at this time uncertain whether the regulation, as issued, would alter that strategic plan, we expect that any issues raised by the regulation will be resolved in accordance with the authorizing statute before Farmer Mac is required to meet the risk-based capital standards.

     Average return on equity, excluding the effects of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 133, was 12.3 percent for first quarter 2001, compared to 10.5 percent for first quarter 2000 and 11.5 percent for fourth quarter 2000.


Risk Management

     Interest-Rate Risk. Farmer Mac's asset and liability management objective is to limit the effect of changes in interest rates on its equity and earnings to within acceptable risk tolerance levels. In doing so, Farmer Mac uses callable debt and derivative financial instruments, including interest-rate swaps and caps (collectively "interest-rate contracts"), forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. Farmer Mac uses interest-rate contracts to alter the interest rate characteristics of specific investments or debt, which enables Farmer Mac to achieve a better matching of the interest-rate characteristics of its investments and debt. As of March 31, 2001 and December 31, 2001 the notional amount of interest-rate contracts totaled $1.03 billion and $1.11 billion, respectively. Farmer Mac uses forward sale and futures contracts to reduce its interest-rate risk exposure to loans committed or purchased and not yet sold or funded as retained investments. As of March 31, 2001, the notional amount of outstanding forward sale and futures contracts totaled $54.6 million, compared to $8.6 million as of December 31, 2000.

     Farmer Mac monitors its exposure to interest-rate risk by measuring the sensitivity of its market value of equity (MVE) to an immediate and permanent parallel shift in the Treasury yield curve. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of March 31, 2001 and December 31, 2000. The increase in MVE sensitivity in the falling interest rate scenarios reflects the lower level of interest rates at March 31, 2001 compared to December 31, 2000 and the lengthening of the Corporation's debt maturities. See "Balance Sheet Review" above.


             Percentage Change in MVE from Base Case
             ---------------------------------------
   Interest Rate        March 31,        December 31,
     Scenario             2001               2000
----------------   --------------- ----------------

    + 300 bp            -11.7%               -10.2%
    + 200 bp             -5.6%                -5.9%
    + 100 bp             -0.9%                -2.0%
    - 100 bp             -2.3%                -0.5%
    - 200 bp             -6.0%                -3.2%
    - 300 bp            -10.6%                -6.5%



     Credit Risk. The outstanding principal balance of those loans held or guaranteed by Farmer Mac as of March 31, 2001 and December 31, 2000 is summarized in the table below.


                    March 31, 2001    December 31, 2000
                  ------------------ -------------------
                             (in thousands)
 Farmer Mac I:
   Post-1996 Act     $ 2,562,374       $ 2,509,007
   Pre-1996 Act           72,646            83,503
 Farmer Mac II           549,003           517,703
                  ------------------ ------------------
   Total             $ 3,184,023       $ 3,110,213
                  ------------------ -----------------


     Farmer Mac assumes 100 percent of the credit risk on post-1996 Act Farmer Mac I loans; pre-1996 Act Farmer Mac I loans are supported by mandatory 10 percent first loss subordinated interests that mitigate credit exposure; and Farmer Mac II loans are guaranteed by the USDA. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the first loss subordinated interests related to the pools of those loans, or to Farmer Mac II loans because of the USDA guarantee.

     As of March 31, 2001, post-1996 Act Farmer Mac I loans that were 90 days or more past due represented 2.62 percent of the principal amount of all post-1996 Act Farmer Mac I loans, compared to 1.45 percent as of March 31, 2000 and 1.25 percent at December 31, 2000. Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter with higher levels likely to be reported during the first and third quarters of each year due to the semiannual payment characteristics of most Farmer Mac loans. While the year-over-year increase is not insignificant, it is more reflective of liquidity issues in the agricultural sector than a decline in land values or other potentially serious drivers of loan losses.

     Total direct governmental payments to the agricultural sector for 2000 are estimated by the U.S. Department of Agriculture (USDA) to have been a record $22.1 billion, resulting in farm income levels during 2000 significantly above the decade (1991-2000) average. The federal income support is not allocated equally to producers of all agricultural commodities, however, and farmers and ranchers producing agricultural commodities that receive significant federal income support should demonstrate greater liquidity than those who do not receive payments. It is expected that additional federal support will be provided to the agricultural sector in 2001; although the specific amount has not yet been determined, the federal budget agreement includes an additional $5.5 billion for this purpose, subject to action by Congress to make such funds available.

     The following table shows Farmer Mac I delinquencies distributed by post-1996 Act loans and pre-1996 Act loans.


                     Farmer Mac I Delinquencies (1) (2)
-----------------------------------------------------------------
As of:                 Post-1996 Act   Pre-1996 Act     Total
                       -------------   ------------     -------
   March 31, 2001          2.62%          5.83%         2.72%
   December 31, 2000       1.25%          6.49%         1.44%
   September 30, 2000      1.80%          5.55%         1.96%
   June 30, 2000           1.25%          4.12%         1.41%
   March 31, 2000          1.45%          4.89%         1.65%
   December 31, 1999       1.05%          3.04%         1.18%

(1)  Includes loans 90 days or more past due, in foreclosure or in bankruptcy.
(2) Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans backing each security. Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Farmer Mac II loans are guaranteed by the U.S. Department of Agriculture.





     Farmer Mac maintains a reserve to cover credit losses incurred on post-1996 Act Farmer Mac I loans. The following schedule summarizes the change in the reserve for loan losses for the three months ended March 31, 2001 and 2000:

                           Three Months Ended March 31,
                           ----------------------------
                               2001          2000
                           -----------   --------------
                                 (in thousands)
 Beginning balance          $ 11,323        $ 6,584
 Provision for losses          1,383          1,317
 Net charge-offs                (320)            -
                           -----------    -------------
 Ending balance             $ 12,386        $ 7,901
                           -----------    -------------


       Although credit losses are expected to be incurred on the existing post-1996 Act Farmer Mac I delinquencies, Farmer Mac believes that those losses are adequately covered by the reserve for loan losses, based on the value of the collateral supporting the loans. The following table summarizes the post-1996 Act delinquencies by loan-to-value ratio (calculated by dividing the current loan principal balance by the original appraised value):


                               Distribution of
                                Post-1996 Act
                              Delinquencies as of
                                March 31, 2001
                           -----------------------
 By loan-to-value ratio:
    0.00% to 40.00%                  13%
   40.01% to 50.00%                  15%
   50.01% to 60.00%                  31%
   60.01% to 70.00%                  38%
   70.01% to 80.00%                   3%
                           -----------------------
 Total                              100%







     As of March 31, 2001, the weighted average loan-to-value ratio of post-1996 Act Farmer Mac I loans was 51 percent and the weighted average loan-to-value ratio for all post-1996 Act delinquent Farmer Mac I loans that were 90 days or more past due, in foreclosure or in bankruptcy was 58 percent.

     The following table segregates the post-1996 Act Farmer Mac I loan portfolio and delinquencies as of March 31, 2001 by year of origination, geographic region and commodity.


                               Distribution of
                               Post-1996 Act     Delinquency
                                   Loans              Rate
                              -----------------  --------------
 By year of origination:
  Before 1996                      27%                0.82%
  1996                              8%                8.35%
  1997                             11%                5.80%
  1998                             19%                4.00%
  1999                             22%                0.96%
  2000                             11%                0.99%
  2001                              2%                0.00%
                               -----------       --------------
 Total                             100%               2.62%
                               -----------       ---------------
 By geographic region: (1)
  Mid-north                        16%                0.52%
  Mid-south                         4%                0.57%
  Northeast                         4%                0.62%
  Northwest                        32%                4.58%
  Southeast                         3%                1.30%
  Southwest                        41%                2.38%
                               -----------       ---------------
 Total                            100%                2.62%
                               -----------       ---------------
 By commodity:
  Crops                            49%                2.42%
  Livestock                        18%                1.62%
  Other                             1%                0.01%
  Permanent plantings              28%                4.06%
  Part-Time Farm                    4%                0.46%
                               -----------       ---------------
 Total                             100%               2.62%
                               -----------       ---------------

(1)  Geographic regions - Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS,
     OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN,
     VA, VT, WV); Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR,
     FL, GA, LA, MS, SC); and Southwest (AZ, CA, CO, HI, NM, NV, UT).




Supplemental Information

     The  following  tables set forth  quarterly and annual  activity  regarding
commitments  to  purchase  loans,   purchases  and  guarantees  of  loans,  AMBS
issuances, and outstanding guarantees.


                     Commitments to Purchase or Guarantee Farmer Mac I Loans (1)
-------------------------------------------------------------------------------------------------------
                              Long-Term Fixed
                                   Rate         Resets          ARMs           Total      Outstanding
                           ------------------- ----------  ---------------  ------------  -------------
                                                           (in thousands)
 For the quarter ended:
  March 31, 2001                $ 40,463        $ 11,447       $ 59,494       $ 111,404     $ 18,398
  December 31, 2000              159,039           2,261         70,454         231,754       13,223
  September 30, 2000             288,274         126,909         40,097         455,280       10,983
  June 30, 2000                   45,838           2,822         32,361          81,021        8,641
  March 31, 2000                  10,369          16,835         32,438          59,642       10,707
  December 31,1999               317,357           6,882         75,326         399,565       12,470
  September 30, 1999              26,623          19,384         34,170          80,177       17,010

 For the year ended:
  December 31, 2000              503,520         148,827        175,350         827,697       13,223
  December 31, 1999              537,190          58,065        203,536         798,791       12,470



                     Purchases and Guarantees of Farmer Mac I Loans (1)
----------------------------------------------------------------------------------------
                                 Long-Term
                                 Fixed Rate       Resets          ARMs          Total
                               --------------   ----------      --------     -----------
                                                    (in thousands)
 For the quarter ended:
   March 31, 2001                $ 39,742        $ 4,902        $ 53,651       $ 98,295
   December 31, 2000              160,706          1,176          64,344        226,226
   September 30, 2000             286,303        126,845          37,801        450,949
   June 30, 2000                   43,508          5,702          30,778         79,988
   March 31, 2000                  11,917         13,185          33,181         58,283
   December 31, 1999              319,478          9,522          73,030        402,030
   September 30, 1999              26,670         14,862          29,029         70,561

 For the year ended:
   December 31, 2000              502,434        146,908         166,104        815,446
   December 31, 1999              662,186         57,176         483,402      1,202,764





                         Farmer Mac I AMBS Issuances (2)
----------------------------------------------------------------------------------------
                                 Long-Term
                                 Fixed Rate       Resets          ARMs           Total
                               --------------   ----------      --------      ----------
                                                     (in thousands)
 For the quarter ended:
   March 31, 2001                $ 14,425        $ 4,900        $ 47,047       $ 66,372
   December 31, 2000                6,777          1,176          27,824         35,777
   September 30, 2000               5,589          3,790          35,916         45,295
   June 30, 2000                   15,122          4,950          36,749         56,821
   March 31, 2000                   6,582         14,616          45,880         67,078
   December 31, 1999              128,641          8,084          17,069        153,794
   September 30, 1999              95,121         33,532          24,744        153,397

 For the year ended:
   December 31, 2000               34,070         24,532         146,369        204,971
   December 31, 1999              359,185         57,887         277,517        694,589


                                          Outstanding Guarantees (3)
-----------------------------------------------------------------------------------------------------------------

                                       Farmer Mac I
                     ---------------------------------------------

                              Post-1996 Act
                       ------------------------------    Pre-1996        Farmer                       Held in
                           AMBS           LTSPC            Act           Mac II          Total      Portfolio (4)
                       --------------  --------------  ------------   ------------   ------------  --------------
                                                             (in thousands)
 As of:
  March 31, 2001        $1,466,443      $1,083,528       $ 72,646       $ 549,003     $3,171,620     $1,648,896
  December 31, 2000      1,615,914         862,804         83,513         517,703      3,079,934      1,581,905
  September 30, 2000     1,621,516         707,850         92,536         491,820      2,913,722      1,571,315
  June 30, 2000          1,354,623         575,143        100,414         467,352      2,497,532      1,292,359
  March 31, 2000         1,310,710         551,423        107,403         387,992      2,357,528      1,268,889
  December 31,1999       1,266,522         575,097        118,214         383,266      2,343,099      1,237,623
  September 30, 1999     1,118,266         367,934        130,452         377,663      1,994,315      1,190,741
(1)  Includes long-term standby purchase commitments ("LTSPCs"),  which obligate
     Farmer Mac to  purchase  loans in the pool at par when they  become four or more  months  delinquent.  In  exchange,  Farmer  Mac  receives  an  annual commitment fee on the outstanding  balance of the pool over the life of the loans.
(2)  Includes AMBS issued and retained by Farmer Mac. Such transactions  totaled
     $33.9 million in first quarter 2001,  $20.7 million in fourth quarter 2000,
     $25.0 million in the third quarter of 2000, $21.7 million in second quarter
     2000,  $46.5  million in first  quarter  2000 and  $50.6 million  in fourth quarter 1999
(3)  Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated  interests  representing  approximately 10 percent of the balance of the loans backing each security.  Farmer Mac assumes 100 percent of the  credit  risk on  post-1996  Act  loans.  Farmer  Mac II  loans  are guaranteed by the U.S.  Department of  Agriculture.  Figures exclude Farmer
     Mac I loans held in portfolio that are not yet securitized.
(4)  Included in total outstanding guarantees.







Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including off-balance sheet derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest-Rate Risk" for further information regarding Farmer Mac's exposure to interest-rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of off-balance sheet derivative financial instruments, including Farmer Mac's accounting policies for such instruments, see Notes 1(c) and 2 to the Consolidated Financial Statements.

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

          Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on January 11, 2001, Farmer Mac issued an aggregate of 603 shares of its Class C Non-Voting Common Stock at an issue price of $23.38 per share to the 10 Directors who elected to receive such stock in lieu of their cash retainers.

          On January 16, 2001, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 3,000 shares of Class C Non-Voting Common Stock, at an exercise price of $27.75 per share, to a non-officer employee in connection with such employee's commencement of employment. On February 20, 2001, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 3,000 shares of Class C Non-Voting Common Stock, at an exercise price of $26.20 per share, to two non-officer employees in connection with such employees' commencement of employment.

         (d) Not applicable.

Item 3.           Defaults upon Senior Securities

   Not applicable.

Item 4.     Submission of Matters to a Vote of Security holders

     Not Applicable.

Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

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

*  3.2     - Amended  and  restated  Bylaws of  the Registrant (Form  10-Q filed
             August 12, 1999).

+* 10.1    - Stock Option Plan (Previously filed  as Exhibit 19.1  to  Form 10-Q filed November 10, 1992).

+* 10.1.1  - Amendment  No. 1  to Stock Option Plan (Previously filed as Exhibit
             10.2 to Form 10-Q filed August 16,  1993).

+* 10.1.2  - 1996 Stock Option Plan (Form 10-Q filed November 10, 1996).

+* 10.1.3  - Amended and Restated 1997 Stock Option Plan. (Form 10-Q filed
             August 14, 1997).

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

+* 10.4.12 - Employment Contract  Novation dated  as of  January 1, 2001 between
             Thomas R. Clark and the Registrant(Form 10-K filed
             March 26, 2001).

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

   (b)       Reports on Form 8-K.

            The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

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


May 11, 2001

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


May 11, 2001

                      By:
                              --------------------------------------------------
                                Henry D. Edelman
                                President and Chief Executive Officer
                               (Principal Executive Officer)




                              --------------------------------------------------
                               Nancy E. Corsiglia
                               Vice President - Finance
                              (Principal Financial Officer)