Form 10-Q
period 2001-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2001-08-14
CIK 845877

As filed with the Securities and Exchange Commission on
--------------------------------------------------------------------------------
                                 August 14, 2001
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                         Commission File Number 0-17440

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

Yes   [X]               No    [  ]

     As of August 1, 2001, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,830,486 shares of Class C Non-Voting Common Stock outstanding.

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

     The following information concerning Farmer Mac's consolidated financial statements is included herein:

    Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.... 3
    Consolidated Statements of Operations for the three and six months ended
        June 30, 2001 and 2000............................................... 4
    Consolidated Statements of Cash Flows for the six months ended
        June 30, 2001 and 2000............................................... 5
    Notes to Consolidated Financial Statements............................... 6

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                             June 30,          December 31,
                                                               2001                2000
                                                         ------------------  --------------
                                                                    (in thousands)
 Assets:
   Cash and cash equivalents                                     $ 473,546       $ 537,871
   Investment securities                                           890,065         836,757
   Farmer Mac guaranteed securities                              1,698,207       1,679,993
   Loans                                                            79,089          30,279
   Financial derivatives                                               625               -
   Interest receivable                                              48,851          55,681
   Guarantee fees receivable                                         4,594           5,494
   Prepaid expenses and other assets                                14,104          14,824
                                                         ------------------  --------------
       Total Assets                                            $ 3,209,081     $ 3,160,899
                                                         ------------------  --------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                       $ 2,280,276     $ 2,201,691
     Due after one year                                            759,544         767,492
                                                         ------------------  --------------
       Total notes payable                                       3,039,820       2,969,183
   Financial derivatives                                            14,767               -
   Accrued interest payable                                         22,121          20,852
   Accounts payable and accrued expenses                             8,508          26,880
   Reserve for losses                                               13,180          11,323
                                                         ------------------  --------------
       Total Liabilities                                         3,098,396       3,028,238

 Stockholders' Equity:
   Common stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding as of June 30,
       2001 and December 31, 2000.                                   1,031           1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding as of June 30,
       2001 and December 31, 2000.                                     500             500
     Class C Non-Voting, $1 par value, no maximum authorization,
       9,829,863 and 9,620,112 shares issued and outstanding
       as of June 30, 2001 and December 31, 2000.                    9,830           9,621
   Additional paid-in capital                                       76,108          72,773
   Accumulated other comprehensive income                              107          31,498
   Retained earnings                                                23,109          17,238
                                                              --------------- ---------------
       Total Stockholders' Equity                                  110,685         132,661
                                                              --------------- ---------------
   Total Liabilities and Stockholders' Equity                  $ 3,209,081     $ 3,160,899
                                                              --------------- ---------------


          See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Three Months Ended                     Six Months Ended
                                                    ------------------------------------  ----------------------------------

                                                     June 30, 2001       June 30, 2000     June 30, 2001      June 30, 2000
                                                    ----------------    ----------------  ----------------    --------------
                                                                   (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                        $ 17,148            $ 23,040          $ 38,236          $ 44,998
   Farmer Mac guaranteed securities                          28,481              23,398            57,221            45,092
   Loans                                                        740                 506             1,343             1,746
                                                    ----------------    ----------------  ----------------    --------------
     Total interest income                                   46,369              46,944            96,800            91,836
 Interest expense                                            39,947              42,700            84,925            82,976
                                                    ----------------    ----------------  ----------------    --------------
 Net interest income                                          6,422               4,244            11,875             8,860
 Gains/(Losses) on financial derivatives
  and trading assets                                           (159)                  -              (748)                -
 Other income:
   Guarantee fees                                             3,669               2,755             7,097             5,337
   Miscellaneous                                                116                 (10)              282               172
                                                    ----------------    ----------------  ----------------    --------------
 Total other income                                           3,785               2,745             7,379             5,509
                                                    ----------------    ----------------  ----------------    --------------
 Total revenues                                              10,048               6,989            18,506            14,369
 Expenses:
   Compensation and employee benefits                         1,496               1,065             2,733             2,316
   Regulatory fees                                              245                 151               468               301
   General and administrative                                 1,107                 882             2,252             1,889
                                                    ----------------    ----------------  ----------------    --------------
     Total operating expenses                                 2,848               2,098             5,453             4,506
   Provision for losses                                       1,394               1,057             2,777             2,374
                                                    ----------------    ----------------  ----------------    --------------
 Total expenses                                               4,242               3,155             8,230             6,880
                                                    ----------------    ----------------  ----------------    --------------
 Income before income taxes                                   5,806               3,834            10,276             7,489
 Income tax expense                                           2,091               1,362             3,679             2,659
                                                    ----------------    ----------------  ----------------    --------------
 Net income before cumulative effect                          3,715               2,472             6,597             4,830
  of change in accounting principles
 Cumulative effect of change in accounting
  principles, net of taxes of $400                                -                   -              (726)                -
                                                    ----------------    ----------------  ----------------    --------------

 Net income                                                 $ 3,715             $ 2,472           $ 5,871           $ 4,830
                                                    ----------------    ----------------  ----------------    --------------
 Earnings per share:
   Basic earnings per share                                  $ 0.33              $ 0.22            $ 0.52            $ 0.44
   Diluted earnings per share                                $ 0.32              $ 0.22            $ 0.50            $ 0.43
 Earnings per share before cumulative
  effect of change in accounting principles:
   Basic earnings per share                                  $ 0.33              $ 0.22            $ 0.59            $ 0.44
   Diluted earnings per share                                $ 0.32              $ 0.22            $ 0.57            $ 0.43

          See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                    Six Months Ended
                                                                         ---------------------------------------
                                                                              June 30, 2001       June 30, 2000
                                                                         ---------------------  ----------------
                                                                                     (in thousands)
 Cash flows from operating activities:
   Net income                                                                     $ 5,871             $ 4,830
   Adjustments to reconcile net income to cash provided by
    operating activities:
   Amortization of investment premiums and discounts                               (3,351)                952
   Decrease in interest receivable                                                  6,830                 250
   Decrease in guarantee fees receivable                                              900                 414
   Decrease (increase) in other assets                                                647                (480)
   Amortization of debt premiums, discounts and issuance costs                     55,283              56,595
   Increase in accrued interest payable                                             1,269               1,067
   Increase (decrease) in other liabilities                                        (1,203)              1,403
   Proceeds from repayment of trading investment securities                        12,712                   -
   Mark to market on trading securities and derivatives                              (180)                  -
   Settlement of financial derivatives                                               (545)                  -
   Provision for losses (net of charge-offs)                                        1,857               2,374
                                                                         --------------------   -----------------
    Net cash provided by operating activities                                      80,090              67,405

 Cash flows from investing activities:
   Purchases of investment securities                                            (218,231)           (130,030)
   Purchases of Farmer Mac guaranteed securities                                 (171,018)           (263,126)
   Purchases of loans                                                            (134,461)           (174,017)
   Proceeds from repayment of investment securities                               157,750              71,663
   Proceeds from repayment of Farmer Mac guaranteed securities                    151,001             292,389
   Proceeds from repayment of loans                                                   750                 243
   Proceeds from sale of AMBS                                                      50,812             124,568
   Purchases of office equipment                                                      (32)                  -
                                                                         --------------------   -----------------
    Net cash used in investing activities                                        (163,429)            (78,310)

 Cash flows from financing activities:
   Proceeds from issuance of discount notes                                    47,407,008          31,585,245
   Proceeds from issuance of medium-term notes                                     61,000              66,058
   Payments to redeem discount notes                                          (47,332,368)        (31,583,511)
   Payments to redeem medium-term notes                                          (120,170)            (22,560)
   Proceeds from common stock issuance                                              3,544               1,849
                                                                         -------------------    ------------------
    Net cash provided by financing activities                                      19,014              47,081
                                                                         -------------------    ------------------
   Net increase (decrease) in cash and cash equivalents                           (64,325)             36,176

   Cash and cash equivalents at beginning of period                               537,871             336,282
                                                                         -------------------    ------------------
   Cash and cash equivalents at end of period                                   $ 473,546           $ 372,458
                                                                         -------------------    ------------------

          See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

          (a)  Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2001 and 2000.


                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
 Cash paid for:
   Interest                                                    $29,652      $ 25,800
   Income taxes                                                  5,000         3,225
 Non-cash activity:
   Real estate owned acquired through foreclosure                    -             -
   Loans securitized as AMBS                                    84,745       192,690



          (b)  Loans

     As of June 30, 2001, loans held by Farmer Mac included $10.4 million held for sale and $68.7 million held for investment. As of December 31, 2000, loans held by Farmer Mac included $11.6 million held for sale and $18.7 million held for investment. See "New Accounting Standards" below for a discussion of SFAS 140.


          (c)  Earnings Per Share

     Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include all potentially dilutive common stock. The following schedule reconciles basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000:




                                               June 30, 2001                              June 30, 2000
                                    --------------------------------------    ----------------------------------
                                                 Dilutive                                   Dilutive
                                                  stock       Diluted                         stock     Diluted
                                      Basic EPS  options       EPS               Basic EPS   options      EPS
                                    --------------------------------------    ----------------------------------
                                                         (in thousands, except per share amounts)

 Three months ended:
   Net income                        $ 3,715                 $ 3,715              $ 2,472               $ 2,472
   Weighted average shares            11,251       449        11,700               11,073       265      11,338
   Earnings per share                 $ 0.33                  $ 0.32               $ 0.22                $ 0.22

 Six months ended:
   Net income                        $ 5,871                 $ 5,871              $ 4,830               $ 4,830
   Weighted average shares            11,231       454        11,685               10,997       339      11,336
   Earnings per share                 $ 0.52                  $ 0.50               $ 0.44                $ 0.43



            (d)  Reclassifications

     Certain reclassifications of prior period information were made to conform to the current period presentation.

          (e)  New Accounting Standards

     As amended, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") became effective as of January 1, 2001. SFAS 133 requires financial derivatives to be measured and recorded at fair value. Pursuant to generally accepted accounting practices prior to the January 1, 2001 effective date of SFAS 133, derivatives were previously accounted for as off-balance sheet items and disclosed in the consolidated financial statement footnotes.

     The cumulative effect of this change in accounting principles recognized on January 1, 2001 was a reduction to net income of $726,000 and a negative adjustment to other comprehensive income within stockholders' equity of $8.6 million. As part of the implementation of SFAS 133, Farmer Mac reclassified certain investment securities classified as held to maturity and available for sale as trading securities. The Corporation expects that SFAS 133 will increase volatility in earnings and accumulated other comprehensive income.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 was applied as of April 1, 2001 as required by the standard. SFAS 140 does not materially affect the Corporation's results of operations or financial position, but does result in the Corporation classifying as loans certain AMBS that previously would have been classified as Farmer Mac guaranteed securities.

            (f)   Financial Derivatives

     Farmer Mac enters into derivative instruments as an end-user, not for speculative purposes. Farmer Mac enters into interest-rate contracts, including interest-rate swaps and caps, to adjust the characteristics of Farmer Mac's debt to match more closely the characteristics of the Corporation's assets or to provide better returns on its investments. Farmer Mac enters into forward sale contracts of GSE debt and mortgage-backed securities and U.S. Treasury based futures contracts to manage interest-rate risk exposure related to loan purchases and anticipated debt issuances.

     Interest-rate swaps used to hedge corporate debt investments, and forward sale contracts used to hedge Farmer Mac's loan portfolio, are classified and accounted for as fair value hedges. Interest-rate swaps and forward sale contracts used to hedge anticipated debt issuances are classified and accounted for as cash flow hedges. Other financial derivatives, such as futures and interest-rate caps, are not assigned an accounting hedge designation. Farmer Mac's financial derivatives are carried at their fair values. For fair value hedges, the changes in the fair values of the derivatives, along with the changes in fair values of the hedged items, are recorded in earnings. For cash flow hedges, the changes in the fair values of the derivatives are recorded in other comprehensive income and any hedge ineffectiveness is recorded in earnings. For derivative instruments not assigned an accounting hedge designation, the changes in fair value are recorded in earnings. Net after-tax charges against earnings under SFAS 133 during second quarter 2001 totaled $102,000, and net after-tax increases to other comprehensive income totaled $3.3 million. Farmer Mac estimates that $0.9 million of the total amount currently reported in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. Substantially all of this amount represents the estimated present value of the net interest payments on interest-rate swap contracts, using fair values as of June 30, 2001, and assuming no change in interest rates. Those interest-rate swap contracts were entered into to derive a lower effective fixed rate cost of borrowing for periods of up to 15 years than would otherwise have been available to the Corporation in the conventional debt market. For the period ended June 30, 2001, the ineffectiveness of designated hedges recognized as part of net income was immaterial.

Note 2.  Off-Balance Sheet Guaranteed Securities

     For information regarding the off-balance sheet risks associated with Farmer Mac's guarantees of AMBS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk."


Note 3.  Comprehensive Income

     Comprehensive income (loss) is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000. The changes in unrealized gains on securities available-for-sale are net of the related deferred tax benefit (expense) of $7.8 million and $12.4 million for the three and six months ended June 30, 2001, respectively, and ($1.4 million) and $253,000 for the three and six months ended June 30, 2000, respectively. The change in the fair value of financial derivatives classified as cash flow hedges for the three and six months ended June 30, 2001 is net of the related deferred tax benefit (expense) of ($1.8 million) and $155,000, respectively.




                                                                      Three Months               Six Months
                                                                     Ended June 30,             Ended June 30,
                                                             ---------------------------   -------------------------

                                                                 2001          2000           2001          2000
                                                             ------------- -------------   ------------   ----------
                                                                                  (in thousands)
 Net income                                                    $ 3,715       $ 2,472        $ 5,871       $4,830
 Change in unrealized gain on securities
  available-for-sale, net of taxes                             (14,162)        2,529        (22,479)        (355)
 Cumulative effect of change in accounting principles                -             -         (8,632)           -
 Change in the fair value of financial derivatives
   classified as cash flow hedges                                3,271             -           (281)           -
                                                             ------------- -------------   ------------   ----------

 Comprehensive income (loss)                                  $ (7,176)      $ 5,001      $ (25,521)      $4,475
                                                             ------------- -------------   ------------   ----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     Certain statements made in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management's current expectations for Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "estimates," "expects," "intends," "plans," "should" and similar expressions. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income, delinquencies and provision for losses; changes in capital position; and other business and financial matters. Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; substantial changes in interest rates, the agricultural economy (including agricultural land values, commodity prices, export demand for U.S. agricultural products and federal assistance to farmers) or the general economy; uncertainties as to the intended operation of the new risk-based capital standard promulgated by the Farm Credit Administration, which Farmer Mac is required to comply with by May 23, 2002; the implementation of additional statutory or regulatory restrictions applicable to Farmer Mac or restrictions on Farmer Mac's investment authority; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac guaranteed securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or changes in Farmer Mac's status as a government-sponsored enterprise.

     The foregoing factors are not exhaustive. Other sections of this report may include additional factors that could adversely affect Farmer Mac's business and its financial performance. Furthermore, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor assess the effects of such factors on Farmer Mac's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements. Given these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

     Operating Results. SFAS 133 requires the change in the fair values of certain financial derivatives to be reflected in the Corporation's net income or other comprehensive income. Management believes that reporting results by reference to operating income and operating revenues, excluding the cumulative effect of the change in accounting principles recognized on January 1, 2001 under SFAS 133 and its ongoing effects during the reporting periods, provides meaningful operating measures of Farmer Mac's financial performance. Such information is presented to supplement, not replace, net income, revenues, cash from operations, or any other operating or liquidity performance measures prescribed by generally accepted accounting principles.

     Overview. Net income for second quarter 2001, including the cumulative and ongoing effects of SFAS 133 during the quarter, was $3.7 million or $0.32 per share. Net income for second quarter 2000 was $2.5 million or $0.22 per share. This represents a 45 percent increase in net income per share. Operating income for second quarter 2001 did not differ materially from net income.

     Farmer Mac's revenue growth continued in second quarter 2001, reflecting the effects of outstanding guarantee volume as of June 30, 2001 that was 50 percent higher than at the close of the second quarter 2000 and net interest income earned on a higher average balance of outstanding interest-earning assets that was 51 percent higher than during the second quarter 2000. During second quarter 2001, Farmer Mac (1) purchased $57.0 million of guaranteed portions of loans guaranteed by the United States Department of Agriculture ("USDA"), (2) purchased $85.4 million of Farmer Mac I loans and (3) added $499.5 million in long-term standby purchase commitments.

     Guarantee volume growth was achieved during second quarter 2001 despite continued unfavorable economic conditions in the agricultural sector. Weak market opportunities for agricultural commodities and products and low commodity prices have persisted throughout 2000 and into 2001. Total direct governmental payments to the agricultural sector for 2000, as estimated by the USDA, were a record $22.9 billion, resulting in net cash farm income levels during 2000 significantly above the decade (1991-2000) average. The federal income support is not allocated equally to producers of all agricultural commodities, however, and farmers and ranchers producing agricultural commodities that receive such support should demonstrate greater liquidity than those who do not receive payments. USDA currently forecasts net cash farm income for 2001 to be above the decade average, based in part on legislation to provide an additional $5.5 billion of federal support to the agricultural sector in 2001 that the President signed into law on August 13, 2001. Farmer Mac responded to the continued unfavorable economic conditions in the agricultural sector by re-emphasizing to agricultural lenders their ability to use Farmer Mac's programs to reduce their concentrated exposures to agricultural credit risks. Although Farmer Mac believes that the increased interest in portfolio sales, swaps and long-term standby commitments during the second quarter of 2001 is a good indication that the Corporation has positioned itself for growth and anticipates additional portfolio transactions during the remainder of 2001, the total volume of those transactions is uncertain at this time.

     During second quarter 2001, Farmer Mac, at the request of the Agriculture Committees in both the Senate and House of Representatives, presented testimony in connection with Congress' consideration of the reauthorization of the farm bill. In that testimony, the Corporation suggested that Congress consider adding the authority to establish a secondary market for rural development loans to the Corporation's authorities. Since that testimony was presented, Farmer Mac's management has had discussions with Committee staff and others who have expressed interest in Farmer Mac's suggestion, with a goal of developing a rural development secondary market proposal to submit to Congress. At this time, there can be no assurance that such a proposal will be developed or, if developed, enacted into law. If such a proposal were enacted into law, no assurance could be given that sufficient volume or income could be generated to materially affect Farmer Mac's profitability.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income was $6.4 million for second quarter 2001 and $11.9 million year-to-date, compared to $4.2 million and $8.9 million for the same periods in 2000. The increase in net interest income was primarily attributable to increases in the balance of program assets, driven by Farmer Mac's retention of its guaranteed agricultural mortgage-backed securities ("AMBS"). The following table provides information regarding the average balances and rates of interest-earning assets and funding for the six months ended June 30, 2001 and 2000.



                                                                         Six Months Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                             2001                                          2000
                                         ---------------------------------------------   -------------------------------------------
                                              Average         Income/       Average         Average       Income/       Average
                                              Balance         Expense         Rate          Balance       Expense        Rate
                                         --------------- --------------  -------------   --------------- -------------- ------------
                                                                            (dollars in thousands)
 Interest-earning assets:
   Cash and cash equivalents                 $ 564,856       $ 14,023        4.97%        $ 525,180       $ 15,967        6.08%
   Investments                                 865,806         24,213        5.59%          895,793         29,031        6.48%
   Farmer Mac guaranteed securities          1,728,535         57,221        6.62%        1,304,552         45,092        6.91%
   Loans                                        39,665          1,343        6.77%           44,121          1,746        7.92%
                                         --------------- --------------  -------------  --------------- -------------- -------------
   Total interest earning assets             3,198,862         96,800        6.05%        2,769,646         91,836        6.63%
                                         --------------- --------------                 --------------- --------------
 Funding:
   Discount notes                            2,156,086         56,371        5.23%        1,913,076         56,670        5.93%
   Medium-term notes                           905,023         28,554        6.31%          800,178         26,306        6.58%
                                         --------------- --------------  -------------  --------------- -------------- -------------
   Total interest-bearing liabilities        3,061,109         84,925        5.55%        2,713,254         82,976        6.12%
   Net non-interest bearing funding            137,753              -        0.00%           56,392              -        0.00%
                                         --------------- --------------  -------------  --------------- -------------- -------------
   Total funding                            $3,198,862         84,925        5.31%       $2,769,646         82,976        5.99%
                                         --------------- --------------  -------------  --------------- -------------- -------------
 Net interest income/yield                                   $ 11,875        0.74%                         $ 8,860        0.64%
                                                         --------------  -------------                  -------------- -------------



     The following table sets forth certain information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.



                                                         Six Months Ended June 30, 2001
                                                          Compared to Six Months Ended
                                                                June 30, 2000
                                                 -------------------------------------------
                                                          Increase/(Decrease) Due to
                                                 -------------------------------------------
                                                      Rate          Volume         Total
                                                 -------------- -------------- -------------
                                                                (in thousands)
 Income from interest-earning assets
   Cash and cash equivalents                       $ (3,081)      $ 1,137       $ (1,944)
   Investments                                       (3,874)         (944)        (4,818)
   Farmer Mac guaranteed securities                  (1,963)       14,092         12,129
   Loans                                               (238)         (165)          (403)
                                                 -------------- -------------- -------------
    Total                                            (9,156)       14,120          4,964
   Expense from interest-bearing liabilities         (8,138)       10,087          1,949
                                                 -------------- -------------- -------------
   Change in net interest income                   $ (1,018)      $ 4,033        $ 3,015
                                                 -------------- -------------- -------------



     Other Income. Other income, which is comprised of guarantee fee income and miscellaneous income, totaled $3.8 million for second quarter 2001 and $7.4 million for year-to-date 2001, compared to $2.7 million and $5.5 million, respectively, in 2000. Guarantee fee income, the largest component of other income, was $3.7 million for second quarter 2001, compared to $2.8 million for second quarter 2000. The relative increase in guarantee fee income reflects an increase in the average balance of outstanding guarantees. Miscellaneous income was $116,000 for second quarter 2001, compared to a loss of $10,000 for second quarter 2000.

     Expenses. During second quarter 2001, operating expenses totaled $2.8 million, compared to $2.1 million for second quarter 2000. Operating expenses as a percentage of operating revenues for second quarter 2001 and 2000 were 28 percent and 30 percent, respectively.

     Farmer Mac's provision for principal and interest losses was $1.4 million for second quarter 2001 and $2.8 million for year-to-date 2001, compared to $1.1 million and $2.4 million for the same periods in 2000. As of June 30, 2001, Farmer Mac's reserve for losses totaled $13.2 million, or 0.43 percent of outstanding post-1996 Act loans, compared to $9.0 million, or 0.46 percent, as of June 30, 2000.

     The provision for income taxes totaled $2.1 million for second quarter 2001 and $3.7 million for year-to-date 2001, compared to $1.4 million for second quarter 2000 and $2.7 million for year-to date 2000. Farmer Mac's effective tax rate for the six months ended June 30, 2001 was approximately 35.5 percent.

     Business Volume. The following table sets forth the amount of loans purchased or guaranteed, and AMBS issued during the periods indicated:


                                                Three Months Ended                      Six Months Ended
                                                    June 30,                                June 30,
                                       --------------------------------------   ---------------------------------
                                             2001                2000                2001             2000
                                       ------------------  ------------------   ---------------  ----------------
                                                                        (in thousands)
 Purchase and guarantee volume:
    Farmer Mac I
      Loans & AMBS                         $ 85,439            $ 45,578           $ 134,039         $ 103,861
      LTSPC                                 499,508              34,409             549,203            34,409
    Farmer Mac II                            57,012              94,870             104,719           117,440
                                       ------------------  ------------------   ---------------  ----------------
      Total loans purchased or
        guaranteed                        $ 641,959           $ 174,857           $ 787,961         $ 255,710
                                       ------------------  ------------------   ---------------  ----------------
 AMBS issuances:
    Retained                                    $ -            $ 21,655            $ 33,932          $ 68,122
    Sold                                     18,373             103,956              50,813           124,568
                                       ------------------  ------------------   ---------------  ----------------
    Total AMBS issuances                   $ 18,373           $ 125,611            $ 84,745         $ 192,690
                                       ------------------  ------------------   ---------------  ----------------



          See "Overview" above for a discussion regarding loans purchased and guaranteed by Farmer Mac.

     Indicators of future purchase and guarantee volume include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of June 30, 2001, outstanding commitments to purchase or guarantee Farmer Mac I loans totaled $15.9 million, compared to $8.6 million as of June 30, 2000. Of the total Farmer Mac I commitments outstanding as of June 30, 2001 and 2000, $10.0 million and $3.8 million, respectively, were mandatory commitments. In accordance with SFAS 133, as of June 30, 2001, the Farmer Mac I mandatory commitments and the outstanding Farmer Mac II mandatory commitments for $3.6 million are recorded as part of financial derivatives at their fair market values of $186,000 and $68,000, respectively. Loans submitted for approval or approved but not yet committed to purchase totaled $160.0 million as of June 30, 2001, compared to $117.3 million as of June 30, 2000. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the seller.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a market where none previously existed. Use of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac's programs provide. For Farmer Mac to maximize its business development and profitability over the long term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

Balance Sheet Review

     During the first half of 2001, total assets increased by $48.2 million, primarily due to an increase in on-balance sheet program assets (Farmer Mac guaranteed securities and loans). For further information regarding both on- and off-balance sheet guaranteed securities, see "Supplemental Information" below. Total liabilities increased by $70.2 million from December 31, 2000 to June 30, 2001 primarily due to an increase in notes payable.

     Farmer Mac's statutory core capital totaled $110.6 million as of June 30, 2001, compared with $101.2 million as of December 31, 2000 and $95.5 million as of June 30, 2000. The core capital balance as of June 30, 2001 exceeded Farmer Mac's statutory minimum capital requirement by approximately $7.7 million.

     On April 12, 2001, the Farm Credit Administration ("FCA") issued its final risk-based capital regulation for Farmer Mac. The regulation became effective on May 23, 2001, and Farmer Mac will be required to meet the risk-based capital standard by May 23, 2002. As noted in our June 12, 2000 comment letter to the FCA on the proposed regulation, Farmer Mac believes that certain significant aspects of the risk-based capital regulation do not comply with the authorizing statute. The economic model incorporated in the regulation is extremely complex, and we are still analyzing its potential effects. Farmer Mac has requested that FCA assist us in understanding the operation of the regulation and the model. If unchanged, the regulation--particularly those provisions that suggest to us that the FCA went outside the authorizing statute--could lead to an increase in the capital requirement for certain newly guaranteed off-balance sheet program assets and so alter Farmer Mac's strategic plan for future growth. While the Corporation is at this time uncertain whether the regulation, as issued, would alter that strategic plan, we expect that any issues raised by the regulation will be resolved in accordance with the authorizing statute before Farmer Mac is required to meet the risk-based capital standard.

     Average return on equity, excluding the effects of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 133, was 13.8 percent for second quarter 2001, compared to 10.6 percent for second quarter 2000 and 12.3 percent for first quarter 2001.

Risk Management

     Interest-Rate Risk. Farmer Mac's asset and liability management objective is to limit the effects of changes in interest rates on its equity and earnings to within acceptable risk tolerance levels. In doing so, Farmer Mac uses callable debt and derivative financial instruments, including interest-rate swaps and caps (collectively "interest-rate contracts"), forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. Farmer Mac uses interest-rate contracts to alter the interest-rate characteristics of specific investments or debt, which enable Farmer Mac better to match the interest-rate characteristics of its investments and debt. As of June 30, 2001 and December 31, 2000, the notional amount of interest-rate contracts totaled $1.06 billion and $1.11 billion, respectively. Farmer Mac uses forward sales and futures contracts to reduce its interest-rate risk exposure to loans committed or purchased and not yet sold or funded as retained investments. As of June 30, 2001, the notional amount of outstanding forward sale and futures contracts totaled $143.2 million, compared to $8.6 million as of December 31, 2000.

     One method Farmer Mac uses to monitor its exposure to interest-rate risk is to measure the sensitivity of its market value of equity (MVE) to an immediate and permanent parallel shift of the U.S. Treasury yield curve. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of June 30, 2001 and December 31, 2000.




                                        Percentage Change in MVE
                                            from Base Case
                                    --------------------------------
                     Interest Rate     June 30,       December 31,
                       Scenario          2001             2000
                    --------------- --------------------------------
                      + 300 bp         -13.4%          -10.2%
                      + 200 bp          -8.0%           -5.9%
                      + 100 bp          -2.9%           -2.0%
                      - 100 bp          -0.4%           -0.5%
                      - 200 bp          -3.2%           -3.2%
                      - 300 bp          -7.3%           -6.5%



     Credit Risk. The outstanding principal balance of loans held and securities guaranteed by Farmer Mac as of June 30, 2001 and December 31, 2000 is summarized in the table below.


                                 June 30,       December 31,
                                  2001             2000
                            ---------------  -----------------
                                      (in thousands)
     Farmer Mac I:
        Post-1996 Act        $ 3,109,861       $ 2,508,997
        Pre-1996 Act              65,709            83,513
     Farmer Mac II               579,251           517,703
                            ---------------  -----------------
     Total                   $ 3,754,821       $ 3,110,213
                            ---------------  -----------------



     Farmer Mac assumes 100 percent of the credit risk on post-1996 Act Farmer Mac I loans; pre-1996 Act Farmer Mac I loans are supported by mandatory 10 percent first loss subordinated interests that mitigate credit exposure; Farmer Mac II loans are guaranteed by the USDA. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the first loss subordinated interests related to pools of those loans, or to Farmer Mac II loans because of the USDA guarantee.

     As of June 30, 2001, post-1996 Act Farmer Mac I loans that were 90 days or more past due, in foreclosure or in bankruptcy represented 1.72 percent of the outstanding principal balance of all post-1996 Act Farmer Mac I loans, compared to 1.25 percent as of June 30, 2000 and 2.62 percent as of March 31, 2001. Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher levels likely as of March 31 and September 30 of each year due to the semiannual payment characteristics of most Farmer Mac loans. The year-over-year increase is reflective of liquidity issues in the agricultural sector in general and declines in real estate values related to commodities that do not directly benefit from direct governmental payments to the agricultural sector.

     Total direct governmental payments to the agricultural sector for 2000, as estimated by the USDA, were a record $22.9 billion, resulting in net cash farm income levels during 2000 significantly above the decade (1991-2000) average. The federal income support is not allocated equally to producers of all agricultural commodities, however, and farmers and ranchers producing agricultural commodities that receive significant federal income support should demonstrate greater liquidity than those who do not receive payments. USDA currently forecasts net cash farm income for 2001 to be above the decade average, based in part on the August 13, 2001 enactment of an additional $5.5 billion of federal support for the agricultural sector in 2001.


     The following table shows Farmer Mac I delinquencies distributed by post-1996 Act loans and pre-1996 Act loans.



                Farmer Mac I Delinquencies (1) (2)
----------------------------------------------------------------------
As of:                      Post-1996 Act   Pre-1996 Act     Total
                           -------------- -------------- -------------
   June 30, 2001               1.72%          3.69%         1.77%
   March 31, 2001              2.62%          5.83%         2.72%
   December 31, 2000           1.25%          6.49%         1.44%
   September 30, 2000          1.80%          5.55%         1.96%
   June 30, 2000               1.25%          4.12%         1.41%
   March 31, 2000              1.45%          4.89%         1.65%

(1)  Includes  loans 90 days or more past due, in  foreclosure or in bankruptcy.
(2)  Farmer Mac assumes 100 percent of the credit risk on  post-1996  Act loans.
     Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans backing each security.

     Farmer Mac maintains a reserve to cover losses incurred on post-1996 Act Farmer Mac I loans. The following schedule summarizes the change in the reserve for losses for the three and six months ended June 30, 2001 and 2000:


                                      Three Months Ended        Six Months Ended
                                          June 30,                   June 30,
                                  ------------------------ --------------------------
                                      2001        2000         2001         2000
                                  ----------- ------------ ----------- --------------
                                                   (in thousands)
 Beginning balance                 $ 12,386    $ 7,901      $ 11,323      $ 6,584
 Provision for losses                 1,394      1,057         2,777        2,374
 Net charge-offs                       (600)         -          (920)           -
                                  ----------- ----------   ----------- --------------

 Ending balance                    $ 13,180    $ 8,958      $ 13,180      $ 8,958
                                  ----------- ----------   ----------- --------------



     Although losses are expected to be incurred on the post-1996 Act Farmer Mac I loans, Farmer Mac believes that those losses are adequately covered by the reserve for losses, based on the value of the collateral supporting the loans. Farmer Mac believes that its guaranteed portfolio consists of loans with loan-to-value ratios that adequately protect against losses at liquidation, with the exception of certain loans that are secured in whole or in part by depreciable assets or by real estate planted with commodities that do not directly benefit from direct governmental payments to the agricultural sector. Those instances may result in Farmer Mac incurring losses upon loan liquidation, such as the $600,000 in losses recognized on delinquent loans during second quarter 2001. The following table summarizes the post-1996 Act delinquencies by original loan-to-value ratio (calculated by dividing the original loan principal balance by the original appraised value):


                       Distribution of Post-1996
                         Act Delinquencies by
                        UPB as of June 30, 2001
         ---------------------------------------------------------
         (original loan-to-value ratio)
           0.00% to 40.00%                    6%
          40.01% to 50.00%                   11%
          50.01% to 60.00%                   37%
          60.01% to 70.00%                   46%
          70.01% to 80.00%                    0%
                                       -------------
          Total                             100%
                                       -------------



     As of June 30, 2001, the weighted average original loan-to-value ratio of post-1996 Act Farmer Mac I loans was 50.3 percent and the weighted average original loan-to-value ratio for all post-1996 Act delinquent Farmer Mac I loans that were 90 days or more past due, in foreclosure or in bankruptcy was 59.0 percent.

     The following table segregates the post-1996 Act Farmer Mac I loan portfolio and delinquencies as of June 30, 2001 by year of origination, geographic region and commodity.



                                   Distribution of
                                    Post-1996 Act       Delinquency
                                       Loans               Rate
                                -------------------- ---------------
By year of origination:
  Before 1996                          26%                 0.55%
  1996                                  9%                 5.87%
  1997                                 11%                 4.21%
  1998                                 18%                 1.99%
  1999                                 21%                 0.72%
  2000                                 10%                 0.85%
  2001                                  5%                 0.33%
                                ---------------      ---------------
Total                                 100%                 1.72%
                                ---------------      ---------------

By geographic region: (1)
  Northwest                            36%                 2.63%
  Southwest                            40%                 1.66%
  Mid-North                            13%                 0.40%
  Mid-South                             4%                 0.40%
  Northeast                             3%                 0.61%
  Southeast                             4%                 0.46%
                                ---------------      ---------------
Total                                 100%                 1.72%
                                ---------------      ---------------

By commodity:
  Crops                                46%                 1.73%
  Permanent plantings                  30%                 2.31%
  Livestock                            18%                 1.16%
  Part-Time Farm                        4%                 0.39%
  Other                                 2%                 0.00%
                                ---------------     ----------------
Total                                 100%                 1.72%
                                ---------------     ----------------


(1)  Geographic regions - Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS,
     OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN,
     VA, VT, WV); Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR,
     FL, GA, LA, MS, SC); and Southwest (AZ, CA, CO, HI, NM, NV, UT).



Supplemental Information

     The following tables set forth quarterly and annual purchase and guarantee activity and the outstanding balances of loans and guaranteed securities.






                           Farmer Mac Purchases and Guarantees
-------------------------------------------------------------------------------------------
                                     Farmer Mac I
                             ----------------------------
                               Loans & AMBS       LTSPC         Farmer Mac II       Total
                             ----------------   ---------     -----------------   ---------
                                                     (in thousands)
 For the quarter ended:
   June 30, 2001                 $ 85,439      $ 499,508          $ 57,012       $ 641,959
   March 31, 2001                  48,600         49,695            47,707         146,002
   December 31, 2000               45,727        180,502            36,029         262,258
   September 30, 2000             292,658        158,291            40,036         490,985
   June 30, 2000                   45,578         34,409            94,870         174,857
   March 31, 2000                  58,283              -            22,570          80,853
   December 31, 1999              168,828        229,984            18,511         417,323

 For the year ended:
   December 31, 2000              442,246        373,202           193,505       1,008,953
   December 31, 1999              568,236        637,685           116,148       1,322,069








                                                           Outstanding Guarantees (1)
------------------------------------------------------------------------------------------------------------------
                                           Farmer Mac I
                           ---------------------------------------------
                                   Post-1996 Act
                           ---------------------------
                              Loans &                                    Farmer Mac                     Held in
                              AMBS (2)        LTSPC      Pre-1996 Act        II           Total      Portfolio (3)
                           -------------   -----------  -------------- -------------  -----------   --------------
                                                               (in thousands)
 As of:
  June 30, 2001            $1,572,800      $1,537,061     $ 65,709      $ 579,251      $3,754,821     $1,763,676
  March 31, 2001            1,466,443       1,083,528       72,646        549,003       3,171,620      1,648,896
  December 31, 2000         1,615,914         862,804       83,513        517,703       3,079,934      1,581,905
  September 30, 2000        1,621,516         707,850       92,536        491,820       2,913,722      1,571,315
  June 30, 2000             1,354,623         575,143      100,414        467,352       2,497,532      1,292,359
  March 31, 2000            1,310,710         551,423      107,403        387,992       2,357,528      1,268,889
  December 31,1999          1,266,522         575,097      118,214        383,266       2,343,099      1,237,623

(1)  Farmer Mac assumes 100 percent of the credit risk on  post-1996  Act loans.
     Pre-1996 Act loans back securities that are supported by unguaranteed subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II loans are guaranteed by the USDA.
(2)  Periods prior to June 30, 2001 include only AMBS.
(3)  Included in total outstanding guarantees.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including off-balance sheet derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest-Rate Risk" for further information regarding Farmer Mac's exposure to interest-rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of off-balance sheet derivative financial instruments, including Farmer Mac's accounting policies for such instruments, see Note 1(f) to the Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

   Farmer Mac is not a party to any material pending legal proceedings.

Item 2.           Changes in Securities and Use of Proceeds

     (a)  Not applicable.

     (b)  Not applicable.

     (c) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to
          Section 3(a)(2) of the Securities Act of 1933.

           Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on April 30, 2001, Farmer Mac issued an aggregate of 594 shares of its Class C Non-Voting Common Stock, at an issue price of $23.75 per share, to the 10 Directors who elected to receive such stock in lieu of their cash retainers.

           On June 7, 2001, Farmer Mac issued an aggregate of 23,352 shares of its Class C Non-Voting Common Stock, at an issue price of $31.24 per share, to the officers of Farmer Mac as incentive compensation.

           During the second quarter of 2001, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 266,048 shares of Class C Non-Voting Common Stock to employees, officers and directors. Five hundred of the options granted have an exercise price of $26.92 per share; 1,500 of the options granted have an exercise price of $31.50 per share; 259,421 of the options granted have an exercise price of $31.24 per share; and 4,627 of the options granted have an exercise price of $31.02 per share.

        (d) Not applicable.

Item 3.           Defaults Upon Senior Securities

   Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders


          (a) Farmer Mac's Annual Meeting of Stockholders was held on June 7, 2001.

          (b) See paragraph (c)(1) below. In addition to the Directors elected at the Annual Meeting of Stockholders on June 7, 2001, the following Directors appointed by the President of the United States continue to serve as Directors of Farmer Mac:

                  Charles Eugene Branstool (Chairman)
                  Lowell L. Junkins
                  Marilyn Peters
                  Gordon Clyde Southern
                  Clyde A. Wheeler, Jr.

        (c) (1)  Election of Directors:
                                          Class A Nominees

                                          Number of Shares
                                            For       Withheld

                  Dennis L. Brack     687,132          1,750
                  W. David Hemingway  684,982          3,900
                  Mitchell A. Johnson 686,732          2,150
                  Charles E. Kruse    687,032          1,850
                  Peter T. Paul       686,732          2,150

                                          Class B Nominees

                                          Number of Shares
                                            For       Withheld

                  Paul A. DeBriyn     462,565            200
                  Kenneth E. Graff    462,565            200
                  James A. McCarthy   462,765              0
                  John G. Nelson III  462,565            200
                  John Dan Raines     462,565            200


            (2)  Selection of Independent Auditors (Arthur Andersen LLP):

                  Class A Stockholders:

                                          Number of Shares
                                          ----------------
                        For                    686,532
                        Against                  1,000
                        Abstain                  1,350

                  Class B Stockholders:

                                          Number of Shares
                                          ----------------
                        For                    462,765
                        Against                      0
                        Abstain                      0


        (d) Not applicable.

Item 5.           Other Information

   None.

Item 6.           Exhibits and Reports on Form 8-K

      (a)   Exhibits.

* 3.1 - Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L. 104-105 (Form 10-K filed March 29, 1996).

* 3.2 - Amended and restated By-Laws of the Registrant (Form 10-Q filed August 12, 1999).

+* 10.1 - Stock Option Plan (Previously filed as Exhibit 19.1 to Form 10-Q filed August 14, 1992).

+*   10.1.1 - Amendment No. 1 to Stock Option Plan (Previously  filed as Exhibit
     10.2 to Form 10-Q filed August 16, 1993).

+*   10.1.2 - 1996 Stock Option Plan (Form 10-Q filed August 14, 1996).

+* 10.1.3- Amended and Restated 1997 Incentive Plan (Form 10-Q filed August 14, 1997).

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

+** 10.2.10- Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant.

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

+* 10.3.4 - Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 31, 1994).

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

+* 10.3.12- Amendment No. 12 dated as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14,
     2000).

*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.

+** 10.3.13- Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant.

+* 10.4 - Employment Agreement dated June 13, 1989 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.6 to Form 10-K filed February 14, 1990).

+* 10.4.1 - Amendment No. 1 dated February 14, 1991 to Employment Agreement between Thomas R. Clark and the Registrant (Previously filed as Exhibit
     10.9 to Form 10-K filed April 1, 1991).

+* 10.4.2 - Amendment to Employment Contract dated as of June 1, 1993 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed November 15, 1993).

+* 10.4.3 - Amendment No. 3 dated June 1, 1993 to Employment Contract between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.14 to Form 10-K filed March 31, 1994).

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

+* 10.4.7 - Amendment No. 7 dated as of June 13, 1996 to Employment Contract between Thomas R. Clark and the Registrant(Form 10-Q filed August 14,
     1996).

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

+* 10.4.10- Amendment No. 10 dated as of June 3, 1999 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 12,
     1999).

+* 10.4.11- Amendment No. 11 dated as of June 1, 2000 to Employment Contract between Thomas R. Clark and the Registrant (Form 10-Q filed August 14,
     2000).

+* 10.4.12- Employment Contract Novation dated as of January 1, 2001 between Thomas R. Clark and the Registrant (Form 10-K filed March 26, 2001).

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

+* 10.5.3 - Amendment No. 3 dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14,
     2000).

+** 10.5.4 - Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant.

+* 10.6 - Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Form 10-Q filed May 11, 2000).

+* 10.6.1 - Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14,
     2000).

+** 10.6.2 - Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant.

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

     (b)  Reports on Form 8-K.

     On April 20, 2001, the Registrant filed a report on Form 8-K that attached a press release announcing the Registrant's financial results for first quarter 2001.




*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.

                                  Exhibit Index


10.2.10 - Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant.

10.3.13 - Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant.

10.5.4 - Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant.

10.6.2 - Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 14, 2001

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