Form 10-Q
period 2001-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2001-11-13
CIK 845877

As filed with the Securities and Exchange Commission on
--------------------------------------------------------------------------------
                                November 13, 2001
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended            Commission File Number
         September 30, 2001                         0-17440

               FEDERAL AGRICULTURAL MORTGAGE CORPORATION
         (Exact name of registrant as specified in its charter)

   Federally chartered instrumentality
         of the United States                      52-1578738
   (State or other jurisdiction of    (I.R.S. employer identification number)
    incorporation or organization)



      919 18th Street, N.W., Suite 200
              Washington, D.C.                          20006
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

Yes   [X]               No    [  ]

     As of November 1, 2001, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,863,983 shares of Class C Non-Voting Common Stock outstanding.

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

     The following information concerning Farmer Mac's consolidated financial statements is included herein:

 Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.. 3 Consolidated Statements of Operations for the three and nine months ended
    September 30, 2001 and 2000.............................................. 4
 Consolidated Statements of Cash Flows for the nine months ended
    September 30, 2001 and 2000.............................................. 5
 Notes to Consolidated Financial Statements.................................. 6



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       September 30,  December 31,
                                                           2001          2000
                                                       ------------  ------------
                                                        (unaudited)    (audited)
 Assets:
   Cash and cash equivalents                             $ 478,132     $ 537,871
   Investment securities                                   989,343       836,757
   Farmer Mac guaranteed securities                      1,705,578     1,679,993
   Loans                                                   141,001        30,279
   Financial derivatives                                       864             -
   Interest receivable                                      40,507        55,681
   Guarantee fees receivable                                 4,098         5,494
   Prepaid expenses and other assets                        17,693        14,824
                                                       ------------  ------------
     Total Assets                                      $ 3,377,216   $ 3,160,899
                                                       ------------  ------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
    Due within one year                                $ 2,337,765   $ 2,201,691
    Due after one year                                     827,862       767,492
                                                       ------------  ------------
     Total notes payable                                 3,165,627     2,969,183
   Financial derivatives                                    32,926             -
   Accrued interest payable                                 18,967        20,852
   Accounts payable and accrued expenses                    15,240        26,880
   Reserve for losses                                       14,744        11,323
                                                       ------------  ------------
     Total Liabilities                                   3,247,504     3,028,238

 Stockholders' Equity:
 Common stock:
  Class A Voting, $1 par value, no maximum authorization,
   1,030,780 shares issued and outstanding as of
   September 30, 2001 and December 31, 2000.                 1,031         1,031
  Class B Voting, $1 par value, no maximum authorization,
   500,301 shares issued and outstanding as of
   September 30, 2001 and December 31, 2000.                   500           500
  Class C Non-Voting, $1 par value, no maximum authorization,
   9,849,224 and 9,620,112 shares issued and outstanding
   as of September 30, 2001 and December 31, 2000.           9,849         9,621
 Additional paid-in capital                                 76,892        72,773
 Accumulated other comprehensive income                     13,403        31,498
 Retained earnings                                          28,037        17,238
                                                       ------------  ------------
     Total Stockholders' Equity                            129,712       132,661
                                                       ------------  ------------
   Total Liabilities and Stockholders' Equity          $ 3,377,216   $ 3,160,899
                                                       ------------  ------------



          See accompanying notes to consolidated financial statements.




                            FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share amounts)


                                           Three Months Ended                Nine Months Ended
                                    -------------------------------   ------------------------------
                                    Sept. 30, 2001   Sept. 30, 2000   Sept. 30, 2001  Sept. 30, 2000
                                    --------------   --------------   --------------  --------------
                                                             (unaudited)
 Interest income:
   Investments and cash equivalents    $ 15,604        $ 23,760         $ 53,840        $ 68,758
   Farmer Mac guaranteed securities      27,714          26,671           84,935          71,763
   Loans                                  1,842             586            3,185           2,332
                                      -----------    ------------     -----------      ----------
    Total interest income                45,160          51,017          141,960         142,853
 Interest expense                        37,292          46,685          122,218         129,661
                                      -----------     ------------     -----------      ----------
 Net interest income                      7,868           4,332           19,742          13,192
 Gains/(Losses) on financial derivatives
  and trading assets                       (295)             -             (1,043)            -
 Other income:
   Guarantee fees                         4,177           2,972           11,273           8,309
   Miscellaneous                            137              78              420             250
                                     -----------     ------------     -----------      ----------
 Total other income                       4,314           3,050           11,693           8,559
                                     -----------     ------------     -----------      ----------
 Total revenues                          11,887           7,382           30,392          21,751
 Expenses:
   Compensation and employee benefits     1,414          1,037            4,147           3,353
   Regulatory fees                          245            150              712             451
   General and administrative               883            888            3,137           2,777
                                     -----------     ------------     -----------      ----------
    Total operating expenses              2,542          2,075            7,996           6,581
   Provision for losses                   1,962          1,068            4,739           3,442
                                     -----------     ------------     -----------      ----------
 Total expenses                           4,504          3,143           12,735          10,023
                                     -----------     ------------     -----------      ----------
 Income before income taxes               7,383          4,239           17,657          11,728
 Income tax expense                       2,455          1,505            6,132           4,164
                                     -----------     ------------     -----------      ----------
 Net income before cumulative effect      4,928          2,734           11,525           7,564
  of change in accounting principles
 Cumulative effect of change in accounting
  principles, net of taxes of $400           -             -               (726)            -
                                     -----------     ------------     -----------      ----------
 Net income                             $ 4,928        $ 2,734         $ 10,799         $ 7,564
                                     -----------     ------------     -----------      ----------
 Earnings per share:
   Basic earnings per share              $ 0.43         $ 0.25           $ 0.95          $ 0.69
   Diluted earnings per share            $ 0.41         $ 0.24           $ 0.91          $ 0.66
 Earnings per share before cumulative
  effect of change in accounting principles:
   Basic earnings per share              $ 0.43         $ 0.25           $ 1.02          $ 0.69
   Diluted earnings per share            $ 0.41         $ 0.24           $ 0.98          $ 0.66

                     See accompanying notes to consolidated financial statements.




                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Nine Months Ended
                                                            ---------------------------------
                                                            Sept. 30, 2001     Sept. 30, 2000
                                                            ---------------   ---------------
                                                                       (unaudited)
 Cash flows from operating activities:
  Net income                                                   $ 10,799           $ 7,564
  Adjustments to reconcile net income to cash provided by
   operating activities:
  Net amortization of investment premiums and discounts            (680)            1,313
  Decrease in interest receivable                                15,174             4,850
  Decrease in guarantee fees receivable                           1,396               691
  Decrease (increase) in other assets                            (2,881)              143
  Amortization of debt premiums, discounts and issuance          75,745            89,728
  Decrease in accrued interest payable                           (1,885)           (7,001)
  Decrease in other liabilities                                  (1,788)             (340)
  Proceeds from repayment of trading investment securit          18,185                -
  Mark to market on trading securities and derivatives              116                -
  Settlement of financial derivatives                            (5,757)               -
  Amortization of settled financial derivatives contracts           153                -
  Provision for losses (net of charge-offs)                       3,421             3,442
                                                             ------------     ------------
   Net cash provided by operating activities                    111,998           100,390

 Cash flows from investing activities:
  Purchases of investment securities                           (434,561)         (204,666)
  Purchases of Farmer Mac guaranteed securities                (217,304)         (338,589)
  Purchases of loans                                           (212,944)         (401,664)
  Proceeds from repayment of investment securities              281,400           152,949
  Proceeds from repayment of Farmer Mac guaranteed securities   218,307           390,760
  Proceeds from repayment of loans                                2,360               709
  Proceeds from sale of Farmer Mac guaranteed securitie          65,929            76,024
  Purchases of office equipment                                     (41)              (11)
                                                             ------------     ------------
   Net cash used in investing activities                       (296,854)         (324,488)

 Cash flows from financing activities:
  Proceeds from issuance of discount notes                   76,929,322        46,613,148
  Proceeds from issuance of medium-term notes                   138,200            65,853
  Payments to redeem discount notes                         (76,777,540)      (46,299,039)
  Payments to redeem medium-term notes                         (169,210)          (33,300)
  Proceeds from common stock issuance                             4,345             1,966
                                                            ------------      ------------
   Net cash provided by financing activities                    125,117           348,628
                                                            ------------      ------------
  Net increase (decrease) in cash and cash equivalents          (59,739)          124,530
  Cash and cash equivalents at beginning of period              537,871           336,282
                                                            ------------      ------------
  Cash and cash equivalents at end of period                  $ 478,132         $ 460,812
                                                            ------------      ------------

                 See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

          (a) Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2001 and 2000.

                                                     Nine Months Ended
                                                      September 30,
                                                   -------------------
                                                    2001        2000
                                                   --------    -------
                                                     (in thousands)
 Cash paid for:
  Interest                                         $62,372   $ 42,333
  Income taxes                                       5,000      3,825
 Non-cash activity:
  Real estate owned acquired through foreclosure        -        -
  Loans securitized as AMBS                         99,862    340,619


          (b) Loans

     As of September 30, 2001, loans held by Farmer Mac included $17.1 million held for sale and $123.9 million held for investment. As of December 31, 2000, loans held by Farmer Mac included $11.6 million held for sale and $18.7 million held for investment. See "New Accounting Standards" below for a discussion of SFAS 140.


          (c) Earnings Per Share

     Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include all potentially dilutive common stock. The following schedule reconciles basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000:

                                            September 30, 2001                          September 30, 2000
                                    --------------------------------------    ----------------------------------
                                                 Dilutive                                   Dilutive
                                                  stock       Diluted                         stock     Diluted
                                      Basic EPS  options       EPS               Basic EPS   options      EPS
                                    --------------------------------------    ----------------------------------
                                                           (in thousands, except per share amounts)
 Three months ended:
  Net income                         $ 4,928                 $ 4,928             $ 2,734                $ 2,734
  Weighted average shares             11,366        524       11,890              11,123       291       11,414
  Earnings per share                  $ 0.43                  $ 0.41              $ 0.25                 $ 0.24

 Nine months ended:
  Net income                        $ 10,799                $ 10,799             $ 7,564                $ 7,564
  Weighted average shares             11,276        477       11,753              11,039       444       11,483
  Earnings per share                  $ 0.95                  $ 0.91              $ 0.69                 $ 0.66



          (d) Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

          (e) New Accounting Standards

     As amended, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") became effective as of January 1, 2001. SFAS 133 requires financial derivatives to be measured and recorded at fair value. Pursuant to generally accepted accounting practices prior to SFAS 133, derivatives were accounted for as off-balance sheet items and disclosed in the consolidated financial statement footnotes.

     The cumulative effect of this change in accounting principles recognized on January 1, 2001 was a reduction to net income of $726,000 and a negative adjustment to other comprehensive income within stockholders' equity of $8.6 million. As part of the implementation of SFAS 133, Farmer Mac reclassified certain investments from held to maturity and available for sale securities to trading securities. The Corporation expects that SFAS 133 will increase volatility in earnings and accumulated other comprehensive income.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 was applied as of April 1, 2001 as required by the standard. SFAS 140 does not materially affect the Corporation's results of operations or financial position, but does result in the Corporation classifying as loans certain AMBS that were previously classified as Farmer Mac guaranteed securities.

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

     Interest-rate swaps used to hedge corporate debt investments, and forward sale contracts used to hedge Farmer Mac's loan portfolio, are classified and accounted for as fair value hedges. Interest-rate swaps and forward sale contracts used to hedge anticipated debt issuances are classified and accounted for as cash flow hedges. Other financial derivatives, such as futures and interest-rate caps, are not assigned an accounting hedge designation. Farmer Mac's financial derivatives are carried at their fair values. For fair value hedges, the changes in the fair values of the derivatives, along with the changes in fair values of the hedged items, are recorded in earnings. For cash flow hedges, the changes in the fair values of the derivatives are recorded in other comprehensive income and any hedge ineffectiveness is recorded in earnings. For derivative instruments not assigned an accounting hedge designation, the changes in fair value are recorded in earnings. Net after-tax charges against earnings under SFAS 133 during third quarter 2001 totaled $190,000, and the net after-tax decrease to other comprehensive income totaled $14.1 million. Substantially all of this amount represents the estimated present value of the cost of settled forward sale contracts and the net interest payments on interest-rate swap contracts, using fair values as of September 30, 2001, and assuming no change in interest rates. Farmer Mac estimates that $2.6 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. The Corporation entered into those interest-rate swap contracts to derive a lower effective fixed-rate cost of borrowing for periods of up to 15 years than would otherwise have been available to the Corporation in the conventional debt market. For the quarter ended September 30, 2001, the ineffectiveness of designated hedges included in Farmer Mac's net income was immaterial.

Note 2.  Off-Balance Sheet Guaranteed Securities

     For information regarding the off-balance sheet risks associated with Farmer Mac's guarantees of AMBS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk."

Note 3.  Comprehensive Income

     Comprehensive income (loss) is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000. The changes in unrealized gains on securities available-for-sale are net of the related deferred tax expense of $15.1 million and $2.7 million for the three and nine months ended September 30, 2001, respectively, and deferred tax expense of $1.8 million and $1.6 million for the three and nine months ended September 30, 2000, respectively. The change in the fair value of financial derivatives classified as cash flow hedges for the three and nine months ended September 30, 2001 is net of the related deferred tax benefit of $7.8 million and $7.9 million, respectively.

                                                            Three Months                Nine Months
                                                          Ended September 30,        Ended September 30,
                                                         -------------------        -------------------
                                                           2001     2000              2001      2000
                                                         --------  ---------        --------   --------
                                                                          (in thousands)
 Net income                                              $ 4,928   $ 2,734          $ 10,799   $ 7,564
 Change in unrealized gain on securities
  available-for-sale, net of taxes                        27,445     3,303             4,966     2,948
 Cumulative effect of change in accounting principles        -                        (8,632)       -
 Change in the fair value of financial derivatives
   classified as cash flow hedges                        (14,148)       -            (14,429)       -
                                                         --------  ---------         --------   -------
Comprehensive income (loss)                             $ 18,225   $ 6,037          $ (7,296)  $10,512
                                                         --------  ---------         --------   -------

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

     Overview. Net income for third quarter 2001, including the cumulative and ongoing effects of SFAS 133 during the quarter, was $4.9 million or $0.41 per share. Net income for third quarter 2000 was $2.7 million or $0.24 per share. Net income for the nine months ended September 30, 2001 was $10.8 million compared to $7.6 million for the nine months ended September 30, 2000. This represents a 71 percent increase in net income per share. Operating income totaled $5.0 million for third quarter 2001, or $0.42 per share, compared to $2.7 million, or $0.24 per share, for third quarter 2000. Operating income for the nine months ended September 30, 2001 was $12.3 million, or $1.01 per share, compared to $7.6 million, or $0.66 per share, for the nine months ended September 30, 2000.

     Farmer Mac's revenue growth continued in third quarter 2001, reflecting the effects of outstanding guarantee volume as of September 30, 2001 that was more than $1 billion higher than at the close of third quarter 2000 and net interest income earned on higher average interest-earning asset balances that were 82 percent higher than during third quarter 2000. During third quarter 2001, Farmer Mac (1) purchased $42.4 million of guaranteed portions of loans guaranteed by the United States Department of Agriculture ("USDA"), (2) purchased $69.6 million of Farmer Mac I loans and (3) added $246.5 million in long-term standby purchase commitments.

     Farmer Mac's outstanding guarantee volume increased during third quarter 2001 despite continued unfavorable economic conditions in the agricultural sector. Weak market opportunities for agricultural commodities and products and low commodity prices have persisted throughout 2001. Total direct governmental payments to the agricultural sector for 2000 as reported by the USDA were a record $22.9 billion. Although the USDA forecast for 2001 reflects slightly lower government payments of $20.0 billion, the decline is primarily due to a $2.5 billion reduction in deficiency payments resulting from higher crop prices. Overall, USDA is forecasting net cash income on farms at $60.8 billion, or 6 percent above the 2000 level and substantially above the 1990-2000 average of $55.0 billion. Nationwide, USDA currently forecasts farm real estate values to rise during 2001 to $932.9 billion, up slightly over 2000. Regionally, farm real estate values may vary with differing rates of increase, or even decreases, depending on commodities grown and regional economic factors. As unfavorable economic conditions in the agricultural sector persist, Farmer Mac has focused its marketing efforts on increasing awareness of the significance of its brand name and building relationships among agricultural lenders. Although Farmer Mac believes it is positioned well in the marketplace and that its planned marketing strategies for the remainder of 2001 and the first half of 2002 will produce portfolio transactions in the coming quarters, the timing and total volume of those transactions is uncertain at this time.

     During second quarter 2001, Farmer Mac, at the request of the Agriculture Committees in both the Senate and House of Representatives, presented testimony in connection with Congress' consideration of the reauthorization of the farm bill. In that testimony and in discussions with Committee staff and others who expressed interest in Farmer Mac's suggestion, the Corporation suggested that Congress consider adding the authority to establish a secondary market for rural development loans to the Corporation's authorities. At this time, there is no legislation being considered by Congress that includes a rural development secondary market proposal.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income was $7.9 million for third quarter 2001 and $19.7 million year-to-date, compared to $4.3 million and $13.2 million for the same periods in 2000. The strength in the net interest yield is a result of continued emphasis on sound interest rate risk management and debt issuance strategies and a $781,000 increase from the income recognition due to yield maintenance payments received in conjunction with borrower prepayments during year-to-date 2001. The income realized from yield maintenance payments is, in effect, the accelerated present value of an expected future income stream which, in turn, leads to slightly reduced net interest income in future reporting periods. The timing and size of these payments varies greatly and, as such, variations should not be considered indicative of positive or negative trends to gauge future financial results. The following table provides information regarding the average balances and rates of interest-earning assets and funding for the nine months ended September 30, 2001 and 2000.



                                                                           Nine Months Ended September 30,
                                         -------------------------------------------------------------------------------------------
                                                              2001                                         2000
                                         ---------------------------------------------   -------------------------------------------
                                              Average         Income/       Average         Average         Income/       Average
                                              Balance         Expense         Rate          Balance         Expense        Rate
                                         --------------- --------------  -------------   --------------- -------------- ------------
                                                                            (dollars in thousands)
 Interest-earning assets:
  Cash and cash equivalents                  $ 541,659      $ 18,720         4.61%        $ 511,150       $ 24,400        6.37%
  Investments                                  893,184        35,116         5.24%          888,745         44,358        6.66%
  Farmer Mac guaranteed securities           1,705,561        84,938         6.64%        1,397,364         71,763        6.85%
  Loans                                         65,279         3,186         6.51%           38,756          2,332        8.02%
                                         --------------- --------------  -------------   --------------- -------------- ------------
   Total interest earning assets             3,205,683       141,960         5.90%        2,836,015        142,853        6.72%
                                         --------------- --------------                  --------------- --------------
 Funding:
   Discount notes                            2,174,237        79,034         4.85%        1,986,821         89,844        5.96%
   Medium-term notes                           905,744        43,184         6.36%          811,169         39,817        6.47%
                                        ---------------- -------------- --------------   --------------- -------------- ------------
   Total interest-bearing liabilities        3,079,981       122,218         5.29%        2,797,990        129,661        6.18%
   Net non-interest bearing funding            125,702         -               -             38,025           -             -
                                        ---------------- -------------- --------------   --------------- -------------- ------------
   Total funding                           $ 3,205,683       122,218         5.08%       $2,836,015        129,661        6.10%
                                        ---------------- -------------- --------------   --------------- -------------- ------------
 Net interest income/yield                                   $ 19,742         0.82%                        $ 13,192        0.62%
                                                         -------------- --------------                   -------------- ------------




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

                                           Nine Months Ended September 30, 2001
                                              Compared to Nine Months Ended
                                                   September 30, 2000
                                          --------------------------------------
                                              Increase/(Decrease) Due to
                                          --------------------------------------
                                                 Rate     Volume    Total
                                          --------------------------------------
                                                      (in thousands)
 Income from interest-earning assets
  Cash and cash equivalents                   $ (7,243)  $ 1,563   $(5,680)
  Investments                                   (9,472)      230    (9,242)
  Farmer Mac guaranteed securities              (2,097)   15,272    13,175
  Loans                                           (326)    1,180       854
                                             ----------- --------- ---------
   Total                                       (19,138)   18,245      (893)
  Expense from interest-bearing liabilities    (22,431)   14,988    (7,443)
                                             ----------- --------- ---------
  Change in net interest income                $ 3,293   $ 3,257   $ 6,550
                                             ----------- --------- ---------




     Other Income. Other income, which is comprised of guarantee fee income and miscellaneous income, totaled $4.3 million for third quarter 2001 and $11.7 million for year-to-date 2001, compared to $3.1 million and $8.6 million, respectively, in 2000. Guarantee fee income, the largest component of other income, was $4.2 million for third quarter 2001, compared to $3.0 million for third quarter 2000. The relative increase in guarantee fee income reflects an increase in the average balance of outstanding guarantees. Miscellaneous income was $137,000 for third quarter 2001, compared to $78,000 for third quarter 2000.

     Expenses. During third quarter 2001, operating expenses totaled $2.5 million, compared to $2.1 million for third quarter 2000. Operating expenses as a percentage of operating revenues were 21 percent for third quarter 2001, compared to 28 percent for third quarter 2000.

     Farmer Mac's provision for principal and interest losses was $2.0 million for third quarter 2001 and $4.7 million for year-to-date 2001, compared to $1.1 million and $3.4 million for the same periods in 2000. As of September 30, 2001, Farmer Mac's reserve for losses totaled $14.7 million, or 0.44 percent of outstanding post-1996 Act loans and AMBS, compared to $10.0 million, or 0.43 percent, as of September 30, 2000.

     The provision for income taxes totaled $2.5 million for second quarter 2001 and $6.1 million year-to-date, compared to $1.5 million and $4.2 million for the same periods in 2000. Farmer Mac's effective tax rate for third quarter 2001 was
33.3 percent compared to 35.5 percent for third quarter 2000. The reduction in the effective rate for reflects the effects of certain tax-advantaged investment securities.

     Business Volume. The following table sets forth the amount of loans purchased or guaranteed, and AMBS issued during the periods indicated:


                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                           --------------------------  -----------------------
                              2001          2000         2001         2000
                           ------------  ------------  ----------  -----------
                                               (in thousands)
 Purchase and guarantee volume:
   Farmer Mac I
     Loans & AMBS            $  69,561    $ 292,658   $ 203,600    $ 396,519
     LTSPC                     246,472      158,291     795,675      192,700
   Farmer Mac II                42,396       40,036     147,115      157,476
                           ------------  ------------  ----------  -----------
     Total loans purchased or
       guaranteed            $ 358,429    $ 490,985   $1,146,390   $ 746,695
                           ------------  ------------  ----------  -----------
 AMBS issuances:
   Retained                  $     -      $ 272,497    $ 33,392    $ 340,619
   Sold                         26,609       20,247      65,930      144,815
                           ------------  ------------  ----------  -----------
   Total AMBS issuances      $  26,609    $ 292,744    $ 99,322    $ 485,434
                           ------------  ------------  ----------  -----------


     See "Overview" above for a discussion regarding loans purchased and guaranteed by Farmer Mac.

     Indicators of future loan purchase volume in the immediately succeeding reporting period include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of September 30, 2001, outstanding commitments to purchase or guarantee Farmer Mac I loans totaled $19.0 million, compared to $11.0 million as of September 30, 2000. Of the total Farmer Mac I commitments outstanding as of September 30, 2001 and 2000, $15.8 million and $5.2 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $137.1 million as of September 30, 2001, compared to $109.1 million as of September 30, 2000. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the seller.

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

Balance Sheet Review

     During the nine month period ended September 30, 2001, total assets increased by $216 million, primarily due to an increase in on-balance sheet program assets (Farmer Mac guaranteed securities and loans). For further information regarding both on- and off-balance sheet guaranteed securities, see "Supplemental Information" below. Total liabilities increased by $219 million from December 31, 2000 to September 30, 2001 primarily due to an increase in notes payable.

     Average return on equity, excluding the effects of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 133, reached 17.7 percent for third quarter 2001, compared to 11.3 percent for third quarter 2000.

     As of September 30, 2001, Farmer Mac's statutory core capital totaled $116.3 million, compared to $101.2 million as of December 31, 2000. As of September 30, 2001, the statutory core capital balance exceeded Farmer Mac's statutory minimum capital requirement by approximately $8.2 million.

     On April 12, 2001, the Farm Credit Administration ("FCA") issued its final risk-based capital regulation for Farmer Mac. The regulation became effective on May 23, 2001, and Farmer Mac will be required to meet the risk-based capital standards by May 23, 2002. As noted in our June 12, 2000 comment letter to the FCA on the proposed regulation, Farmer Mac believes that certain significant aspects of the risk-based capital regulation do not comply with the authorizing statute. We have maintained a dialogue with FCA regarding the application of the regulation and the complex underlying economic model - particularly the provisions that suggest to us that the FCA went outside the authorizing statute. If no change is made to the regulation before compliance is required, it could lead to an increase in the capital requirement for certain newly guaranteed program assets and so alter Farmer Mac's strategic plan for future growth. While we are at this time uncertain whether the regulation, as issued, would alter that strategic plan, we continue to expect that any issues raised by the regulation will be resolved in accordance with the authorizing statute before Farmer Mac is required to meet the risk-based capital standards.

Risk Management

     Interest-Rate Risk. Farmer Mac's asset and liability management objective is to limit the effects of changes in interest rates on its equity and earnings to within acceptable risk tolerance levels. In doing so, Farmer Mac uses callable debt and derivative financial instruments, including interest-rate swaps and caps (collectively "interest-rate contracts"), forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. Farmer Mac uses interest-rate contracts to alter the interest-rate characteristics of specific investments or debt, which enable Farmer Mac better to match the interest-rate characteristics of its investments and debt. As of September 30, 2001 and December 31, 2000, the notional amount of interest-rate contracts totaled $1.0 billion and $1.1 billion, respectively. Farmer Mac uses forward sale and futures contracts to reduce its interest-rate risk exposure to loans committed or purchased and not yet sold or funded as retained investments. As of September 30, 2001, the notional amount of outstanding forward sale and futures contracts totaled $111.8 million, compared to $8.6 million as of December 31, 2000.

     One method Farmer Mac uses to monitor its exposure to interest-rate risk is to measure the sensitivity of its market value of equity ("MVE") to an immediate and permanent parallel shift of the U.S. Treasury yield curve. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of September 30, 2001 and December 31, 2000.



                                Percentage Change in MVE from Base Case
                                ---------------------------------------
                 Interest Rate      September 30,        December 31,
                   Scenario             2001                2000
                 -------------- ------------------   ------------------

                  + 300 bp            -5.3%              -10.2%
                  + 200 bp            -1.8%               -5.9%
                  + 100 bp             0.4%               -2.0%
                  - 100 bp            -2.6%               -0.5%
                  - 200 bp            -5.8%               -3.2%
                  - 300 bp           -13.8%               -6.5%




     Credit Risk. The outstanding principal balance of loans held and securities guaranteed by Farmer Mac as of September 30, 2001 and December 31, 2000 is summarized in the table below.




                              September 30,          December 31,
                                  2001                   2000
                             ----------------     -----------------
                                        (in thousands)
 Farmer Mac I:
  Post-1996 Act              $ 3,337,021           $ 2,508,997
  Pre-1996 Act                    58,813                83,513
 Farmer Mac II                   608,944               517,703
                            ----------------     -----------------
  Total                      $ 4,004,778           $ 3,110,213
                            ----------------     -----------------





     Farmer Mac assumes 100 percent of the credit risk on post-1996 Act Farmer Mac I loans; pre-1996 Act Farmer Mac I loans back securities that are supported by mandatory 10 percent first loss subordinated interests that mitigate credit exposure; Farmer Mac II loans are guaranteed by the USDA. Farmer Mac believes it has little or no credit risk exposure to pre-1996 Act Farmer Mac I loans because of the first loss subordinated interests related to pools of those loans, or to Farmer Mac II loans because of the USDA guarantee.

     As of September 30, 2001, post-1996 Act Farmer Mac I loans that were 90 days or more past due, in foreclosure or in bankruptcy represented 2.16 percent of the outstanding principal balance of all post-1996 Act Farmer Mac I loans, compared to 1.80 percent as of September 30, 2000 and 1.72 percent as of June 30, 2001. Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher levels likely as of March 31 and September 30 of each year due to the semiannual payment characteristics of most Farmer Mac loans.

     The following table shows Farmer Mac I delinquencies distributed by post-1996 Act loans and pre-1996 Act loans.


                                    Farmer Mac I Delinquencies (1) (2)
              --------------------------------------------------------------------
              As of:                   Post-1996 Act    Pre-1996 Act        Total
                                      ---------------  --------------      -------
                 September 30, 2001       2.16%            4.66%            2.21%
                 June 30, 2001            1.72%            3.69%            1.77%
                 March 31, 2001           2.62%            5.83%            2.72%
                 December 31, 2000        1.25%            6.49%            1.44%
                 September 30, 2000       1.80%            5.55%            1.96%
                 June 30, 2000            1.25%            4.12%            1.41%
                 March 31, 2000           1.45%            4.89%            1.65%

(1)  Includes loans 90 days or more past due, in foreclosure or in bankruptcy.

(2)  Farmer Mac assumes 100 percent of the credit risk on  post-1996  Act loans.
     Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans backing each security.




     Farmer Mac maintains a reserve to cover losses incurred on post-1996 Act Farmer Mac I loans. Management believes that existing post-1996 Act delinquent loans have current loan-to-value ratios that adequately protect against losses at liquidation, with the exception of certain loans that are secured in whole or in part by depreciable assets or by real estate planted with commodities that do not benefit from direct governmental payments. Farmer Mac expects to incur losses upon the liquidation of some of those delinquent loans, such as the $750,000 in losses recognized during third quarter 2001. Management believes further potential losses are adequately covered by the reserve for losses, based on the value of the collateral securing the loans and Farmer Mac's loan collection experience. In certain collateral liquidation scenarios Farmer Mac may recover amounts previously written off if liquidation proceeds exceed previous estimates. During third quarter 2001, Farmer Mac recovered approximately $352,000 of previously written off assets. As of September 30, 2001, the weighted-average original loan-to-value ratio for all post-1996 Act loans was 49.4 percent. Farmer Mac's provision for principal and interest losses was $2.0 million for third quarter 2001, compared to $1.1 million for third quarter 2000 and $1.4 million for second quarter 2001. As of September 30, 2001, Farmer Mac's net reserve for losses totaled $14.7 million, or 0.44 percent of outstanding post-1996 Act loans and AMBS, compared to $10.0 million (0.43 percent) as of September 30, 2000.

     The following schedule summarizes the changes in the reserve for losses for the three and nine months ended September 30, 2001 and 2000:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          -----------------      -------------------
                            2001     2000          2001       2000
                          --------  -------      -------- ----------
                                      (in thousands)
 Beginning balance        $13,180  $ 8,958        $11,323   $ 6,584
 Provision for losses       1,962    1,068          4,739     3,442
 Net charge-offs             (398)      -          (1,318)      -
                          -------- -------       --------   --------
 Ending balance           $14,744  $10,026        $14,744   $10,026
                          -------- -------       --------   --------



     The following table summarizes the post-1996 Act delinquencies by original loan-to-value ratio (calculated by dividing the original loan principal balance by the original appraised value):

                                           Distribution of Post-1996
                                             Act Delinquencies by
                                           UPB as of Sept. 30, 2001
                     ------------------------------------------------
                    (original loan-to-value ratio)
                         0.00% to 40.00%               3%
                        40.01% to 50.00%              10%
                        50.01% to 60.00%              41%
                        60.01% to 70.00%              43%
                        70.01% to 80.00%               3%
                                                   ---------
                                  Total              100%
                                                   ---------


     As of September 30, 2001, the weighted average original loan-to-value ratio for post-1996 Act Farmer Mac I loans that were 90 days or more past due, in foreclosure or in bankruptcy was 59.1 percent.

     The following table segregates the post-1996 Act Farmer Mac I loan portfolio and delinquencies as of September 30, 2001 by year of origination, geographic region and commodity.

                            Distribution of
                             Post-1996 Act          Delinquency
                                Loans                   Rate
                           ----------------      ------------------
 By year of origination:
  Before 1996                    27%                   0.50%
  1996                            8%                   5.88%
  1997                           10%                   4.83%
  1998                           18%                   3.92%
  1999                           20%                   1.33%
  2000                           10%                   0.90%
  2001                            7%                   0.00%
                           ----------------      ------------------
Total                           100%                   2.16%
                           ----------------      ------------------

 By geographic region: (1)
  Northwest                      34%                   3.76%
  Southwest                      42%                   1.46%
  Mid-North                      12%                   1.05%
  Mid-South                       4%                   1.38%
  Northeast                       4%                   0.96%
  Southeast                       4%                   1.64%
                           ---------------       ------------------
 Total                          100%                   2.16%
                           ---------------       ------------------

 By commodity:
  Crops                          46%                   2.17%
  Permanent plantings            30%                   2.89%
  Livestock                      19%                   1.27%
  Part-Time Farm                  3%                   1.65%
  Other                           2%                   0.00%
                           ---------------       ------------------
 Total                          100%                   2.16%
                           ---------------       ------------------

(1)  Geographic regions - Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS,
     OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN,
     VA, VT, WV); Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR,
     FL, GA, LA, MS, SC); and Southwest (AZ, CA, CO, HI, NM, NV, UT).







Supplemental Information

     The following tables present quarterly and annual information regarding loan purchases and guarantees and outstanding guarantees.



                          Farmer Mac Purchases and Guarantees
--------------------------------------------------------------------------------------
                                           Farmer Mac I
                                   ----------------------------
                                     Loans & AMBS     LTSPC    Farmer Mac II    Total
                                   ---------------------------------------------------
                                                      (in thousands)
 For the quarter ended:
  September 30, 2001                   $ 69,561    $ 246,472    $ 42,396    $ 358,429
  June 30, 2001                          85,439      499,508      57,012      641,959
  March 31, 2001                         48,600       49,695      47,707      146,002
  December 31, 2000                      45,727      180,502      36,029      262,258
  September 30, 2000                    292,658      158,291      40,036      490,985
  June 30, 2000                          45,578       34,409      94,870      174,857
  March 31, 2000                         58,283            -      22,570       80,853
  December 31, 1999                     168,828      229,984      18,511      417,323

 For the year ended:
  December 31, 2000                     442,246      373,202     193,505    1,008,953
  December 31, 1999                     568,236      637,685     116,148    1,322,069


                                                       Outstanding Guarantees (1)
---------------------------------------------------------------------------------------------------------------------
                                Farmer Mac I
                   -----------------------------------------------
                             Post-1996 Act
                   -------------------------------
                       Loans & AMBS (2)    LTSPC    Pre-1996 Act    Farmer Mac II     Total     Held in Portfolio (3)
                   -------------------- ---------- --------------- -----------------
                   (in thousands)
 As of:
  September 30, 2001    $1,605,160      $1,731,861    $ 58,813       $ 608,944      $4,004,778      $1,804,391
  June 30, 2001          1,572,800       1,537,061      65,709         579,251       3,754,821       1,763,676
  March 31, 2001         1,466,443       1,083,528      72,646         549,003       3,171,620       1,648,896
  December 31, 2000      1,615,914         862,804      83,513         517,703       3,079,934       1,581,905
  September 30, 2000     1,621,516         707,850      92,536         491,820       2,913,722       1,571,315
  June 30, 2000          1,354,623         575,143     100,414         467,352       2,497,532       1,292,359
  March 31, 2000         1,310,710         551,423     107,403         387,992       2,357,528       1,268,889
  December 31, 1999      1,266,522         575,097     118,214         383,266       2,343,099       1,237,623



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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest-Rate Risk" for further information regarding Farmer Mac's exposure to interest-rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of derivative financial instruments, including Farmer Mac's accounting policies for such instruments, see Note 1(f) to the Consolidated Financial Statements.

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

               Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on July 9, 2001, Farmer Mac issued an aggregate of 623 shares of its Class C Non-Voting Common Stock, at an issue price of $31.98 per share, to the twelve Directors who elected to receive such stock in lieu of their cash retainers.

               On August 27, 2001, Farmer Mac granted options under its 1997 Stock Option Plan to purchase 1,000 shares of Class C Non-Voting Common Stock, at an exercise price of $34.90 per share, to a non-officer employee in connection with such employee's commencement of employment. On September 4, 2001, Farmer Mac granted options under its 1997 Stock Option Plan to purchase 200 shares of Class C Non-Voting Common Stock, at an exercise price of $34.91 per share, to a non-officer employee in connection with such employee's commencement of employment.

               On September 25, 2001, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 9,750 shares of Class C Non-Voting Common Stock, at an exercise price of $31.20 per share, to eight non-officer employees as incentive compensation. On September 27, 2001, Farmer Mac awarded an aggregate of 5,250 restricted shares of its Class C Non-Voting Common Stock to sixteen non-officer employees of Farmer Mac as incentive compensation. 50% of the restricted stock granted as incentive compensation vests on August 31, 2002, and the remaining 50% vests on August 31, 2003.

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

+* 10.2.10- Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant.(Form 10-Q filed August 14,
     2001).

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

+* 10.3.13- Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant. (Form 10-Q filed August 14,
     2001).



*        Incorporated by reference to the indicated prior filing.
+        Management contract or compensatory plan.

+* 10.4 - Employment Agreement dated June 13, 1989 between Thomas R. Clark and the Registrant (Previously filed as Exhibit 10.6 to Form 10-K filed February 14, 1990).

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

+* 10.5.4 - Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant. (Form 10-Q August 14,2001).

+* 10.6 - Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Form 10-Q filed May 11, 2000).

+* 10.6.1 - Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14,
     2000).

+* 10.6.2 - Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant. (Form 10-Q filed August 14,
     2001).

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

     (b)  Reports on Form 8-K.


      On July 20, 2001, the Registrant filed a report on Form 8-K that attached a press release announcing the Registrant's financial results for second quarter 2001.




















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


November 13, 2001

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


November 13, 2001

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