Form 10-K
period 2001-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2002-03-27
CIK 845877

As filed with the Securities and Exchange Commission on
                                 March 27, 2002
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

                         Commission File Number 0-17440
                      ------------------------------------

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
      ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Federally chartered
               instrumentality                        52-1578738
            of the United States
      ----------------------------------   ---------------------------------
       (State or other jurisdiction of     (I.R.S. employer identification
       incorporation or organization)      number)

        1133 21st Street, N.W., Suite
                    600,                                20036
              Washington, D.C.
      ----------------------------------   ---------------------------------
       (Address of principal executive                (Zip code)
                  offices)


                                  (202) 872-7700
                  -----------------------------------------------
               (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                          Exchange on Which Registered
     ---------------------                        ------------------------------
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

Yes   [X]               No    [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. ss.229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market values of the Class A Voting Common Stock and Class C Non-Voting Common Stock held by non-affiliates of the Registrant were $35,067,135.60 and $433,593,283.90, respectively, based upon the closing prices for the respective classes on March 11, 2002, as reported by the New York Stock Exchange. The aggregate market value of the Class B Voting Common Stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B Voting Common Stock as a result of the limited market for, and infrequency of trades in, Class B Voting Common Stock and the fact that any such trades are privately negotiated transactions.

     There were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,060,169 shares of Class C Non-Voting Common Stock outstanding as of March 11, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement to be filed on or about April 19, 2002 in connection with the Annual Meeting of Stockholders to be held on June 6, 2002 (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

                                     PART I

Item 1. Business

General

     The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") is a stockholder-owned, federally chartered instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans ("Qualified Loans"). Farmer Mac was created by the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act") to provide for the existence of a secondary market for agricultural mortgages. Farmer Mac provides liquidity to the agricultural mortgage market by: (1) purchasing newly originated Qualified Loans directly from lenders through its "cash window" and existing, or "seasoned," Qualified Loans from lenders and other third parties in negotiated transactions; (2) exchanging securities guaranteed by Farmer Mac for newly originated and seasoned Qualified Loans that back those securities through its "swap" program; (3) issuing long-term standby purchase commitments for newly originated and seasoned Qualified Loans; and (4) purchasing mortgage-backed bonds secured by Qualified Loans through its "AgVantage" program. Generally, the loans involved in swap and long-term standby purchase commitment transactions are seasoned loans.

     Farmer Mac conducts its business through two programs--"Farmer Mac I" and "Farmer Mac II." Under the Farmer Mac I Program, Farmer Mac purchases, or commits to purchase, Qualified Loans, or obligations backed by Qualified Loans, that are not guaranteed by any instrumentality or agency of the United States. Under the Farmer Mac II Program, Farmer Mac purchases the guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the United States Department of Agriculture (the "USDA") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.; the "ConAct").

     Pursuant to its statutory authority, Farmer Mac guarantees timely payments of principal and interest on securities backed by Qualified Loans or Guaranteed Portions ("Farmer Mac Guaranteed Securities") and retains those securities in its portfolio or sells them in the capital markets. As of December 31, 2001, outstanding Farmer Mac guarantees totaled $4.187 billion. For more information about Farmer Mac's securities and its financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Farmer Mac's current principal sources of revenue are: (1) fees received in connection with the issuance of its guarantee and commitments to purchase Qualified Loans; and (2) net interest income earned on its retained portfolio of Farmer Mac Guaranteed Securities, Qualified Loans, AgVantage bonds and investments.

     Farmer Mac funds its program operations primarily through the issuance of debt obligations of various maturities. See "Farmer Mac Guarantee Program -- Financing." As of December 31, 2001, Farmer Mac had outstanding $2.197 billion of Discount Notes and $1.004 billion of Medium-Term Notes, net of unamortized hedging costs, discounts and premiums. During 2001, Farmer Mac continued its strategy of using debt issuances to increase its presence in the capital markets in order to improve the mortgage rates available to farmers, ranchers and rural homeowners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net Interest Income."

     Farmer Mac is an institution of the Farm Credit System (a "System Institution"), but is not liable for any debt or obligation of any other System Institution. Likewise, neither the Farm Credit System nor any other individual System Institution is liable for any debt or obligation of Farmer Mac.

     The Farm Credit Administration (the "FCA"), acting through its Office of Secondary Market Oversight ("OSMO"), has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply FCA's general enforcement powers to Farmer Mac and its activities. For a discussion of Farmer Mac's statutory capital requirements and its capital levels, see "Government Regulation of Farmer Mac -- Regulation -- Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Overview" and "-- Liquidity and Capital Resources -- Capital Requirements."

     Farmer Mac has three classes of common stock outstanding--Class A Voting, Class B Voting and Class C Non-Voting (collectively, the "Common Stock"). The Class A and Class B Voting Common Stock are collectively referred to herein as the "Voting Common Stock." See "Market for Registrant's Common Equity and Related Stockholder Matters" for information regarding Farmer Mac's Common Stock.

     As of December 31, 2001, Farmer Mac employed 30 persons, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036. Its telephone number is (202) 872-7700.

                          FARMER MAC GUARANTEE PROGRAM

Farmer Mac I

      Qualified Loans

     Under the Farmer Mac I Program, Farmer Mac purchases, or commits to purchase, Qualified Loans and guarantees securities backed by, or representing interests in, Qualified Loans. A Qualified Loan is a loan secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on Agricultural Real Estate or Rural Housing (as defined below) located within the United States. A Qualified Loan must also be an obligation of: (1) a citizen or national of the United States or an alien lawfully admitted for permanent residence in the United States; or (2) a private corporation or partnership whose members, stockholders or partners holding a majority interest in the corporation or partnership are individuals described in clause (1). A Qualified Loan must also be an obligation of a person, corporation or partnership having sufficient indicia of creditworthiness to indicate a reasonable likelihood of repayment of the loan according to its terms. A Qualified Loan may be a seasoned or newly originated mortgage loan that conforms to Farmer Mac's requirements.

     Qualified Loans must be secured either by Agricultural Real Estate or by Rural Housing. "Agricultural Real Estate" is defined as a parcel or parcels of land, which may be improved by permanently affixed buildings or other structures, that (1) are used for the production of one or more agricultural commodities or products; and (2) consist of a minimum of five acres or are used in producing minimum annual receipts of $5,000. The maximum principal amount of a Qualified Loan secured by Agricultural Real Estate is $3.8 million (as adjusted for inflation as of December 1, 2001) for loans secured by more than 1,000 acres of land and $10.0 million for loans secured by 1,000 acres or less.

     "Rural Housing" is defined as a one- to four-family, owner-occupied, moderately priced principal residence located in a community having a population of 2,500 or fewer inhabitants, where the dwelling (excluding the land to which the dwelling is affixed) does not have a purchase price or current appraised value of more than $153,386 (as adjusted for inflation as of October 1, 2001). In addition to the dwelling itself, a Rural Housing Qualified Loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property. To date, Rural Housing Qualified Loans have not represented a significant part of Farmer Mac's business.

      Purchases

     Qualified Loan Purchases. Farmer Mac purchases Qualified Loans directly from approved lenders ("Sellers") for cash on a continuing basis through its "cash window." Farmer Mac also purchases portfolios of newly originated or seasoned Qualified Loans on a negotiated basis. Farmer Mac primarily purchases fixed- and adjustable-rate Qualified Loans, but may also purchase other types of Qualified Loans, including convertible mortgage loans. Qualified Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments. Certain Qualified Loans also include provisions that require a yield maintenance payment in the event of prepayment (depending upon the level of interest rates at the time of prepayment). Farmer Mac seeks to develop and offer loan products that are in demand by agricultural borrowers and the lenders who serve them and that can be efficiently securitized and sold into the capital markets. Because the securitization process requires the grouping of loans into uniform pools, Farmer Mac emphasizes the importance of conformity to its program requirements, including the interest rate, amortization, maturity and payment specifications, when it offers to purchase loans.

     During 2001, Farmer Mac purchased $266.6 million of Qualified Loans through its Farmer Mac I cash window program. During the year, the top 10 Sellers generated 72.2 percent of the total Farmer Mac I cash window loan volume, of which total Zions First National Bank, Farmer Mac's largest combined Class A and Class C stockholder, accounted for 34.4 percent. For more information regarding loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Business Volume."

     Mortgage-Backed Bond Purchases. Under the "AgVantage" program, Farmer Mac purchases (and guarantees timely payment of principal and interest on)
mortgage-backed bonds issued by Sellers who also have been certified as "AgVantage certified facilities" (each, an "AgVantage Issuer") based upon Farmer Mac's assessment of their agricultural loan underwriting and servicing capabilities, as well as their creditworthiness. Each AgVantage bond is a general obligation of the related AgVantage Issuer and is secured by eligible collateral in an amount ranging from 120 percent to 150 percent of the bond's outstanding principal amount. Eligible collateral consists of Qualified Loans having an aggregate principal balance equal to at least 100 percent of the bond's outstanding principal amount plus cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States that makes up any remaining required collateral. During 2001, Farmer Mac purchased 18 AgVantage bonds with maturities ranging from one month to three years (most of which were less than one year) from five AgVantage Issuers resulting in Farmer Mac guarantees of $126.4 million. As of December 31, 2001, the outstanding principal amount of AgVantage bonds was $24.5 million.

      Off-Balance Sheet Guarantees

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

     Farmer Mac's variant to a swap transaction, the LTSPC, is available for a Seller seeking to obtain all of the benefits of a swap transaction (other than the replacement of loans with securities on the Seller's books) while retaining title to the Qualified Loans. An LTSPC permits a Seller to segregate a pool of Qualified Loans in its portfolio and transfer the credit risk on those loans to Farmer Mac. Under an LTSPC, Farmer Mac commits to purchase any Qualified Loan in a segregated pool of loans if: (a) the Qualified Loan becomes four months delinquent; (b) the Qualified Loan meets Farmer Mac's loan purchase requirements at the time the Seller requests that Farmer Mac purchase the loan; or (c) the Seller requests that Farmer Mac purchase all of the identified Qualified Loans. In the case of a delinquent Qualified Loan, Farmer Mac will pay the Seller a predetermined price for the loan--generally, principal plus accrued interest (the payment of the accrued interest being delayed until the delinquent Qualified Loan is liquidated); in the case of a Qualified Loan under clause (b) or (c), the price for the Qualified Loan(s) would be negotiated at the time of purchase. This structure permits the Seller to retain the segregated loans in its portfolio while reducing its credit and concentration exposures and, consequently, its regulatory capital requirements. In consideration for Farmer Mac's assumption of the credit risk on the segregated loans, the Seller pays fees to Farmer Mac based on the outstanding balance of the loans at a level approximating what would have been Farmer Mac's guarantee fee had the loans been exchanged with Farmer Mac in a swap transaction. The credit risk to Farmer Mac related to an LTSPC is the same as that of a swap transaction or Farmer Mac Guaranteed Security.

     In 2001, the LTSPC continued to develop as a significant portion of the Farmer Mac I Program and was the preferred alternative to swaps for non-cash transactions. Through December 31, 2001, a total of $2.044 billion of Qualified Loans had been placed under LTSPCs with 15 System Institutions. As of December 31, 2001, a cumulative total of 8,286 Qualified Loans with an aggregate principal balance of $1.884 billion remained under LTSPCs. For more information regarding guarantee volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Business Volume."

      Underwriting and Appraisal Standards

     Farmer Mac has established Underwriting and Appraisal Standards for Qualified Loans in an effort to reduce the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participants in the Farmer Mac I Program. These standards were developed on the basis of industry norms for agricultural mortgage loans qualified to be sold in the secondary market and were designed to assess the creditworthiness of the borrower, as well as the value of the mortgaged property relative to the amount of the Qualified Loan. Farmer Mac requires Sellers to make representations and warranties regarding the conformity of Qualified Loans to these standards and other requirements it may impose from time to time.

     The Underwriting Standards require, among other things, that the loan-to-value ratio for any Qualified Loan (other than a part-time farm loan and a loan on an agricultural facility with a related integrator contract) not exceed 70 percent. In the case of newly originated Agricultural Real Estate
Qualified Loans that are not part-time farm loans, borrowers must also meet certain credit ratios, including: (1) a pro forma (after closing the new loan) debt-to-asset ratio of 50 percent or less; (2) a pro forma cash flow debt service coverage ratio on the mortgaged property of not less than 1:1; (3) a pro forma total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1; and (4) a pro forma ratio of current assets to current liabilities of not less than 1:1. In early 1998, Farmer Mac introduced a premium loan program for loans to highly creditworthy borrowers. Under that program, Qualified Loans meeting certain more stringent Underwriting Standards than the foregoing loan-to-value and credit ratios would qualify for guarantee at a lower fee than those applicable to loans not meeting the higher standards. In 1999, Farmer Mac introduced a loan product for borrowers with high credit scores and whose security properties have low loan-to-value ratios. For these borrowers, loan processing has been simplified and documentation of the credit ratios described above is not necessary.

     In the case of a seasoned loan (a loan that has been outstanding for five or more years), Farmer Mac considers sustained performance to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms. A seasoned loan generally will be deemed an eligible Qualified Loan if it has been outstanding for at least five years and has a loan-to-value ratio (based on an updated estimate of value) of 60 percent or less, and there have been no payments more than 30 days past due during the previous three years and no material restructurings or modifications for credit reasons during the previous five years. Existing loans that have been outstanding for fewer than five years must comply with the Underwriting Standards for newly originated loans when the loan was originated.

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

     The Underwriting Standards provide that Farmer Mac may, on a loan-by-loan basis, accept loans that do not conform to one or more of the Underwriting Standards when: (1) those loans exceed one or more of the Underwriting Standards to a degree that compensates for noncompliance with one or more other Standards ("compensating strengths"); and (2) those loans are made to producers of particular agricultural commodities in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers. Farmer Mac's acceptance of loans that do not conform to one or more of the Underwriting Standards is not intended to provide a basis for waiving or lessening in any way the requirement that loans be of consistently high quality in order to be eligible Qualified Loans.

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

      Sellers

     A Seller may be a System Institution, bank, insurance company, business and industrial development company, savings and loan association, association of agricultural producers, agricultural cooperative, commercial finance company, trust company, credit union or other financial entity. In order to participate in the Farmer Mac I Program, the Seller must meet minimum eligibility requirements, which include: (1) maintaining an acceptable level of net worth (as defined by Farmer Mac); (2) having a staff experienced in agricultural lending and servicing; and (3) maintaining a fidelity bond and either an errors and omissions, mortgage impairment or mortgagee protection policy providing coverage in an amount determined by Farmer Mac. Sellers must also make representations and warranties to Farmer Mac regarding the Qualified Loans sold to or guaranteed by Farmer Mac. In addition, to facilitate a wide distribution of Farmer Mac's Voting Common Stock and give program participants an ownership interest in the secondary market, Farmer Mac has established minimum Voting Common Stock ownership requirements for Sellers, subject to limited exceptions.

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

     By statute, public offerings of Farmer Mac Guaranteed Securities are required to be registered with the U.S. Securities and Exchange Commission (the "SEC") under the federal securities laws. Accordingly, Farmer Mac, through its subsidiary Farmer Mac Mortgage Securities Corporation, maintains a shelf registration statement with the SEC pursuant to which Farmer Mac Guaranteed Securities are publicly offered. Farmer Mac may also offer Farmer Mac Guaranteed Securities in private, unregistered transactions. U.S. Bank Trust National Association, a national banking association based in Minneapolis, Minnesota, serves as trustee for each trust underlying registered Farmer Mac I Securities, although Farmer Mac may assume some or all of the trustee function, thereby potentially eliminating some of the cost associated with a third party trustee.

     Farmer Mac I Securities are mortgage pass-through certificates guaranteed by Farmer Mac that represent beneficial interests in pools of Qualified Loans or in obligations backed by pools of Qualified Loans. All Farmer Mac I Securities issued during and since 1996 have been single class or multiclass "grantor trust" pass-through certificates, referred to as "AMBS." These securities entitle each investor in a class of securities to receive a portion of the payments of principal and interest on the related underlying pool of Qualified Loans equal to the investor's proportionate interest in the pool. AMBS may support other Farmer Mac I Securities, including real estate mortgage investment conduit securities ("REMICs") and other agricultural mortgage-backed securities. Farmer Mac I Securities issued prior to the enactment of changes to Farmer Mac's statutory charter in 1996 are supported by unguaranteed subordinate interests that represented 10 percent of the balance of the loans underlying the securities at issuance.

     Farmer Mac I Securities are not assets of Farmer Mac, except when acquired for investment purposes, nor are Farmer Mac I Securities recorded as liabilities of Farmer Mac. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying Qualified Loans, even if Farmer Mac has not actually received such scheduled payments. Farmer Mac I Securities enable Farmer Mac to further its statutory purpose of increasing the liquidity of the agricultural mortgage market and create a source of guarantee fee income for Farmer Mac. Because it guarantees timely payments on Farmer Mac I Securities, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying Qualified Loans, which are subject to the Farmer Mac's Underwriting Standards described above in "-- Underwriting and Appraisal Standards." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management -- Credit Risk Management."

     Farmer Mac receives guarantee fees in return for its guarantee obligations on Farmer Mac I Securities. These fees are collected with installment payments on the underlying Qualified Loans until those loans have been repaid or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received on Farmer Mac I Securities depends upon the amount of such securities outstanding and on the guarantee fee rate, which is capped by statute at 50 basis points (0.50 percent) per annum. The Farmer Mac I guarantee fee rate generally ranges from 40 to 50 basis points, depending on the credit quality of and other criteria regarding the Qualified Loans. The amount of Farmer Mac I Securities outstanding is influenced by the repayment rates on the underlying Qualified Loans and by the rate at which Farmer Mac issues new Farmer Mac I Securities. In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Securities, the rate of prepayments is likely to decrease. In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Securities is also influenced by a variety of economic, demographic and other considerations, including yield maintenance provisions that are associated with many of the fixed-rate Qualified Loans underlying Farmer Mac I Securities. For more information regarding yield maintenance provisions, see "-- Risk Management -- Interest-Rate Risk Management."

      Farmer Mac I Transactions

     During the year ended December 31, 2001, Farmer Mac purchased or guaranteed $1.3 billion Qualified Loans under the Farmer Mac I Program. As of December 31, 2001, $3.5 billion Farmer Mac I Securities guaranteed after the changes to Farmer Mac's statutory charter by the Farm Credit System Reform Act of 1996 (the "1996 Act") were outstanding. The following table summarizes Qualified Loans purchased or guaranteed under the Farmer Mac I Program for each of the years ended December 31, 2001, 2000 and 1999.


                             Post-1996 Act Farmer Mac I Loans
                                  Purchased or Guaranteed
                       ----------------------------------------------
                           2001            2000            1999
                       --------------  -------------- ---------------
                                       (in thousands)

   Purchases             $ 266,553       $ 442,246       $ 391,448
   Swaps                     5,574               -         176,788
   LTSPCs                1,032,967         373,202         637,685
                       --------------  -------------- ---------------
    Total               $1,305,094       $ 815,448      $1,205,921
                       --------------  -------------- ---------------


     In addition, as of December 31, 2001, $49.0 million of Farmer Mac I Securities issued prior to the 1996 Act were outstanding. These securities are supported by unguaranteed subordinate interests that represented 10 percent of the balance of the loans underlying the securities at issuance.

      Funding of Guarantee Claims

     The primary source of funding for the payment of claims made under Farmer Mac guarantees is the fees Farmer Mac receives for providing its guarantees. The Act requires Farmer Mac to set aside a portion of the guarantee fees it receives as a reserve for losses from its guarantee activities. Among other things, this reserve account must be exhausted before Farmer Mac may issue obligations to the Secretary of the Treasury against the $1.5 billion Farmer Mac is authorized to borrow from the Secretary of the Treasury pursuant to the Act to fulfill its guarantee obligations. This authorization is not intended to be used as a routine funding source and has never been used.

     Although total outstanding guarantees exceed the amount held in reserve and the amount it may borrow from the Treasury, Farmer Mac does not expect claims under the guarantees to exceed amounts available to satisfy those claims. For information regarding the reserve account, see Note 7 to the Consolidated Financial Statements. For a more detailed discussion of Farmer Mac's borrowing authority from the Treasury, see "Farmer Mac's Borrowing Authority From The U.S. Treasury."

      Portfolio Diversification

     One of Farmer Mac's policies is to diversify its portfolio of Qualified Loans both geographically and by commodity. Farmer Mac manages its credit exposure in particular geographic regions and commodities as a percentage of the total principal amount of all loans outstanding, adjusted for the credit quality of the loans in that particular geographic region or commodity group based on the loan-to-value, debt service coverage, equity-to-asset and working capital-to-current asset ratios. For information regarding the diversification of Farmer Mac's existing portfolio of Qualified Loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management -- Credit Risk Management" and Note 11 to the Consolidated Financial Statements.

Farmer Mac II

      General

     The Farmer Mac II Program was initiated in 1992 and is authorized under Sections 8.0(3) (12 U.S.C. ss. 2279aa(3)) and 8.0(9)(B) (12 U.S.C. ss.
2279aa(9)(B)) of the Act. Under those Sections: (1) Guaranteed Portions are statutorily included in the definition of loans eligible as "Qualified Loans" for Farmer Mac's secondary market programs; (2) Guaranteed Portions are exempted from the underwriting, appraisal and repayment standards that all other Qualified Loans must meet, and pools of Guaranteed Portions are exempted from any diversification and internal credit enhancement that may be required of pools of Qualified Loans that are not Guaranteed Portions; and (3) Farmer Mac is authorized to pool Guaranteed Portions and issue "Farmer Mac II Securities" backed by such Guaranteed Portions.

      United States Department of Agriculture Guaranteed Loan Programs

     The USDA, acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s. The USDA makes direct loans and issues guarantees on loans made and serviced by USDA-qualified loan originators (each, a "Lender") for various purposes.

     Under the Farmer Mac II Program, Farmer Mac is one of several competing purchasers of Guaranteed Portions of farm ownership loans, farm operating loans, business and industry loans and other loans that are guaranteed by the Secretary of Agriculture pursuant to the ConAct (collectively, the "Guaranteed Loans"). Guaranteed Portions, which represent up to 95 percent of the principal amount of Guaranteed Loans, are fully guaranteed as to principal and interest by the USDA. The USDA's guarantee is supported by the full faith and credit of the United States.

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

     Each USDA guarantee is a full faith and credit obligation of the United States and becomes enforceable if a Lender fails to repurchase the Guaranteed Portion from its owner (the "Owner") within thirty (30) days after written demand from the Owner when (a) the borrower under the Guaranteed Loan (the "Borrower") is in default not less than sixty (60) days in the payment of any principal or interest due on the Guaranteed Portion, or (b) the Lender has failed to remit to the Owner the payment made by the Borrower on the Guaranteed Portion or any related loan subsidy within thirty (30) days after the Lender's receipt thereof.

     If the Lender does not repurchase the Guaranteed Portion as provided above, the USDA is required to purchase the unpaid principal balance of the Guaranteed Portion together with accrued interest (including any loan subsidy) to the date of purchase, less the servicing fee, within thirty (30) days after written demand to the USDA from the Owner. While the USDA guarantee will not cover the note interest to the Owner on Guaranteed Portions accruing after ninety (90) days from the date of the original demand letter of the Owner to the Lender requesting repurchase, Farmer Mac has established procedures to require prompt tendering of Guaranteed Portions.

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

      Farmer Mac II Securities

     Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac II Securities, which are backed by Guaranteed Portions. Farmer Mac does not guarantee the repayment of the Guaranteed Portions, only the Farmer Mac II Securities that are backed by Guaranteed Portions. In addition to offering Farmer Mac II Securities to Lenders in swap transactions or to other investors for cash, Farmer Mac purchases Guaranteed Portions for retention in its portfolio.

      Farmer Mac II Transactions

     During the year ended December 31, 2001, Farmer Mac guaranteed $198.2 million of Farmer Mac II Securities. As of December 31, 2001, $595.2 million Farmer Mac II Securities were outstanding. See Notes 4 and 11 to the Consolidated Financial Statements.

Financing

      Debt Issuances

     Farmer Mac issues debt obligations, consisting of Discount Notes and Medium-Term Notes (collectively, "Notes"), to obtain funds for the Farmer Mac I and Farmer Mac II Programs to cover transaction costs, guarantee payments and the costs of purchasing Guaranteed Portions, Qualified Loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues Notes to meet other needs associated with its business operations, including liquidity, and to increase its presence in the capital markets in order to enhance the efficiency of its debt and AMBS securities transactions and so improve the mortgage rates available to farmers, ranchers and rural homeowners. Farmer Mac's Board of Directors has authorized the issuance of up to $4.0 billion of Notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in program and non-program assets in accordance with policies established by its Board of Directors. The current policies authorize Farmer Mac to invest in U.S. Treasury, agency and instrumentality obligations; repurchase agreements; commercial paper; guaranteed investment contracts; certificates of deposit; federal funds and bankers acceptances; certain securities and debt obligations of corporate and municipal issuers; asset-backed securities; and corporate money market funds. For information about Farmer Mac's outstanding investments and indebtedness, see Notes 3 and 6 to the Consolidated Financial Statements.

      Equity Issuances

     By statute, Farmer Mac is authorized to issue Voting Common Stock, non-voting common stock and non-voting preferred stock. Voting Common Stock may be held only by banks, other financial entities, insurance companies and System Institutions that qualify as eligible participants in the Farmer Mac programs. Under the Act, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A Voting Common Stock. There are no ownership restrictions applicable to non-voting common stock or preferred stock. To date, Farmer Mac has not issued any preferred stock. Any preferred stock issued by Farmer Mac would have priority over the Common Stock in payment of dividends and liquidation proceeds. The Class C Non-Voting Common Stock is, and any preferred stock would be, freely transferable. The holders of any preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of Common Stock received any payment upon liquidation, dissolution or winding up of the business of Farmer Mac. To date, Farmer Mac has not paid any dividends on its Common Stock, nor does it expect to pay dividends in the foreseeable future. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements. See Note 8 to the Consolidated Financial Statements and "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Enforcement levels."

     As of December 31, 2001, 1,030,780 shares of Class A Stock, 500,301 shares of Class B Stock and 10,033,037 shares of Class C Stock were outstanding. Farmer Mac may obtain additional capital from future issuances of common stock (both voting and non-voting) or non-voting preferred stock. Farmer Mac has no present intention to issue any additional shares of Common Stock, except pursuant to programs in which employees, members of management or the Board of Directors may be granted Class C Non-Voting Common Stock, or exercise options to purchase Class C Non-Voting Common Stock granted, as part of their compensation arrangements.

             FARMER MAC'S BORROWING AUTHORITY FROM THE U.S. TREASURY

     Farmer Mac may, in extreme circumstances, issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion. The proceeds of such obligations may be used solely for the purpose of fulfilling Farmer Mac's guarantee commitments under the Farmer Mac I and Farmer Mac II Programs. The Act provides that the U.S. Treasury is required to purchase such obligations of Farmer Mac if Farmer Mac certifies that: (1) a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's Board to be necessary and such reserve has been exhausted; and (2) the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations. Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac, and would be required to be repaid to the U.S. Treasury within a "reasonable time," which the Act does not define.

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

      Department of the Treasury

     In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested the FCA, in a cooperative effort with the Department of the Treasury, to "monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period and beyond, if necessary." Although the "capital deferral period" expired on January 1, 1999, Farmer Mac anticipates this cooperative monitoring effort between the Treasury and the FCA will continue at least until May 23, 2002, the date that Farmer Mac is required to comply with the final risk-based capital standards adopted by the FCA.

      Comptroller General/General Accounting Office

     The Act permits the Comptroller General of the United States to perform a review of the actuarial soundness and reasonableness of the guarantee fees established by Farmer Mac.

      Capital Standards

     General. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac--minimum, critical and risk-based. The minimum and critical capital requirements are expressed as a percentage of on-balance sheet assets and a lower percentage of "off-balance sheet obligations" (primarily outstanding Farmer Mac Guaranteed Securities not owned by Farmer Mac or its subsidiary). The Act does not specify the required level of risk-based capital, but directs the FCA to establish a risk-based capital test for Farmer Mac. On April 12, 2001, the FCA issued its final risk-based capital regulation for Farmer Mac. The regulation became effective on May 23, 2001, and Farmer Mac will be required to meet the risk-based capital standards by May 23, 2002. See "-- Enforcement levels" below.

     As of December 31, 2001, Farmer Mac's minimum and critical capital requirements were $110.6 million and $55.3 million, respectively, and its actual core capital level was $126.0 million, $15.4 million above the minimum requirement. Based on the risk-based capital regulation, Farmer Mac's risk-based capital requirement as of December 31, 2001 would have been $30.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

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

     Risk-based capital. The Act directs the FCA to establish a risk-based capital test for Farmer Mac, using specified stress-test parameters. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac.

     On April 12, 2001, the FCA issued its final risk-based capital regulation for Farmer Mac. The regulation requires Farmer Mac to meet the risk-based capital standards by May 23, 2002. As noted in our June 12, 2000 comment letter to the FCA on the proposed regulation, Farmer Mac believes that certain significant aspects of the risk-based capital regulation do not comply with the authorizing statute. We have maintained a dialogue with the FCA regarding the application of the regulation and the complex underlying economic model--particularly the provisions that suggest to us that the FCA went outside the authorizing statute. If no change is made to the regulation, it could lead to an increase in the capital requirement for certain newly guaranteed program assets and so cause Farmer Mac to alter its strategic plan for future growth. While we are at this time uncertain whether the regulation, as issued, would alter that strategic plan, we believe that Farmer Mac will be in compliance when required to meet the standards. We continue to expect that any significant issues raised by the regulation will be resolved in accordance with the authorizing statute before Farmer Mac is required to materially alter its strategic plan for future growth to meet the risk-based capital standards.

     While a risk-based capital requirement significantly above the statutory minimum capital level could have a materially adverse effect on Farmer Mac, the ultimate impact of the risk-based capital test adopted by the FCA will have to be evaluated in light of the level of risk-based capital required relative to Farmer Mac's existing capital position, the categories of assets against which risk-based capital would have to be maintained, growth in Farmer Mac's business, Farmer Mac's ability and need to raise additional equity in the capital markets and alternative business strategies available to Farmer Mac, as well as legal and public policy considerations affecting the applicability to Farmer Mac of the risk-based capital requirement.

     Enforcement levels. The Act directs the FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards. Prior to the effective date of the final risk-based capital regulation for Farmer Mac, the Act provides that Farmer Mac shall be classified as within "level I" (the highest compliance level) so long as its capital equals or exceeds the then applicable minimum capital level. As of December 31, 2001, Farmer Mac was classified as within level I.

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

Item 2. Properties

     On June 28, 2001, Farmer Mac entered into a long-term lease for its principal offices, which are located at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036. The lease, which expires November 30, 2011, covers approximately 13,500 square feet of office space. Farmer Mac's offices are suitable and adequate for its present needs and provide excess space that is available either for expansion or sublet. As of March 15, 2002, Farmer Mac was evaluating alternatives related to the space available for sublet.

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

     The information below represents the high and low closing sale prices for the Class A and Class C Common Stock for the periods indicated as reported by the NYSE.

                                                                    Sales Price
                                                ---------------------------------------------------
                                                     Class A Stock             Class C Stock
                                                ------------------------- -------------------------
                                                   High          Low         High          Low
                                                ------------ ------------ ------------ ------------
                                                                (dollars per share)

   2002
    First quarter (through March 11, 2002)        $ 34.55      $ 28.60      $ 47.80      $ 38.96

   2001
    Fourth quarter                                  33.60        27.80        46.33        31.78
    Third quarter                                   28.40        26.60        35.23        29.58
    Second quarter                                  28.55        21.60        32.25        23.75
    First quarter                                   23.25        19.00        27.94        22.50

   2000
    Fourth quarter                                  18.38        16.13        23.38        17.50
    Third quarter                                   17.88        16.75        18.06        13.63
    Second quarter                                  17.13        14.75        16.13        13.31
    First quarter                                   16.50        15.63        20.75        15.50



     As of March 11, 2002, it was estimated that there were 1,419 registered owners of the Class A Voting Common Stock, 104 registered owners of the Class B Voting Common Stock and 1,478 registered owners of the Class C Non-Voting Common Stock outstanding.

     To date, Farmer Mac has not paid any dividends on its Common Stock, nor does it expect to pay dividends in the foreseeable future. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements.

Item 6. Selected Financial Data

                                                                              December 31,
                                                 ---------------------------------------------------------------------
Summary of Financial Condition:                        2001           2000          1999          1998         1997
                                                 --------------  ------------ ------------- ------------- ------------
                                                                         (dollars in thousands)
   Cash and cash equivalents                         $ 437,831      $537,871      $336,282      $540,626     $177,617
   Investment securities                             1,007,954       836,757       847,220       643,562      656,737
   Farmer Mac guaranteed securities                  1,690,376     1,679,993     1,306,223       552,205      442,311
   Loans                                               201,812        30,279        38,509       168,064       47,177
   Total assets                                      3,417,208     3,160,899     2,590,410     1,935,971    1,348,135

   Notes and bonds payable
    Due within one year                              2,233,267     2,141,548     1,722,061     1,473,688      856,028
    Due after one year                                 968,463       827,635       750,337       366,122      402,803

   Total liabilities                                 3,282,771     3,028,238     2,503,267     1,855,057    1,273,074
   Stockholders' equity                                134,437       132,661        87,143        80,914       75,061

Selected Financial Ratios:
   Return on average assets                              0.49%         0.36%         0.31%         0.35%        0.47%
   Return on average equity                             12.19%         9.50%         8.24%         7.36%        7.57%
   Average equity to assets                              4.06%         3.82%         3.71%         4.75%        6.27%


                                                                        Year ended December 31,
                                                 ---------------------------------------------------------------------
Summary of Operations:                                 2001           2000          1999          1998         1997
                                                 --------------  ------------ ------------- ------------- ------------
                                                           (dollars in thousands, except per share amounts)

   Interest income                                   $ 181,213      $195,420      $140,377      $103,561     $ 80,153
   Interest expense                                    154,274       177,722       125,419        92,992       72,992
                                                 --------------  ------------ ------------- ------------- ------------
    Net interest income                                 26,939        17,698        14,958        10,569        7,161
   Losses on financial derivatives
    and trading assets                                    (726)            -             -             -            -
   Guarantee fee income                                 15,807        11,677         7,396         3,727        2,575
   Gain on sale of AMBS                                      -             -             -         1,400        2,362
   Miscellaneous                                           560           399           220           142          253
                                                 --------------  ------------ ------------- ------------- ------------
    Total revenues                                      42,580        29,774        22,574        15,838       12,351
   Total expenses                                       17,155        13,588        11,983         9,323        7,840
                                                 --------------  ------------ ------------- ------------- ------------
    Income before income taxes and
     extraordinary item                                 25,425        16,186        10,591         6,515        4,511
   Income tax expense/(benefit)                          8,419         5,749         3,670           772         (115)
   Cumulative effect of change in
    accounting principles, net of tax                     (726)            -             -             -            -

                                                 --------------  ------------ ------------- ------------- ------------
    Net income                                        $ 16,280      $ 10,437       $ 6,921       $ 5,743      $ 4,626
                                                 --------------  ------------ ------------- ------------- ------------

 Earnings Per Share:
   Basic earnings per share                             $ 1.44        $ 0.94        $ 0.64        $ 0.53       $ 0.48
   Diluted earnings per share                           $ 1.38        $ 0.92        $ 0.62        $ 0.52       $ 0.46

 Earnings per share excluding cumulative
 effect of change in accounting principles
   Basic earnings per share                             $ 1.50        $ 0.94        $ 0.64        $ 0.53       $ 0.48
   Diluted earnings per share                           $ 1.45        $ 0.92        $ 0.62        $ 0.52       $ 0.46


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial information as of and for each of the years ended December 31, 2001, 2000 and 1999 is consolidated to include the accounts of Farmer Mac and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation ("FMMSC"). During 1999, the operations of another wholly owned subsidiary of Farmer Mac, Farmer Mac Acceptance Corporation, were merged into FMMSC. All material inter-company transactions have been eliminated in consolidation. The following discussion should be read together with Farmer Mac's consolidated financial statements and is not necessarily indicative of our future results.

Forward-Looking Statements

     Certain statements made in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee and securitization volume; trends in net interest income and provision for losses; changes in capital position; and other business and financial matters. Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as the imposition of regulatory risk-based capital requirements in excess of the statutory minimum capital level or restrictions on Farmer Mac's investment authority; substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; the level of government payments for agriculture that are expected to be provided for in the pending farm bill and the effects of the level of such payments on the agricultural economy; or changes in Farmer Mac's status as a government-sponsored enterprise.

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

Critical Accounting Policies

     Farmer Mac's significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The accounting policy for loss reserves is critical to assessing Farmer Mac's financial position and results of operations due to the high degree of subjectivity and complexity involved, as well as the significant underlying estimates and judgments.

     Farmer Mac maintains a reserve for losses to cover potential losses on loans, including post-1996 Act loans underlying Farmer Mac I Securities and LTSPCs. The reserve is maintained at a level management deems adequate to cover potential principal losses and interest losses related to loans that are 90 days or more delinquent. The reserve is increased through periodic provisions charged to expense and reduced by charge-offs for actual loan losses, net of recoveries. In estimating potential losses on loans and outstanding Farmer Mac guarantees, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the Qualified Loans, delinquency trends and historical charge-off and recovery activity. Significant estimates and judgments are used to determine the appropriate level of loss reserves and any changes in the underlying criteria could result in materially different results or an alternate conclusion regarding the adequacy of the outstanding loan loss reserve.

     No reserve for losses has been made for Farmer Mac I Securities issued prior to the 1996 Act or Farmer Mac II Securities. Farmer Mac I Securities issued prior to the 1996 Act are supported by unguaranteed subordinated interests, which are expected to exceed the estimated credit losses on those securities. Guaranteed Portions collateralizing Farmer Mac II Securities are guaranteed by the USDA. As such, management does not expect to incur loan losses, either for principal or interest, on Farmer Mac I Securities issued prior to the 1996 Act or Farmer Mac II Securities.

     Further  information  regarding  loss reserves is included in Note 2(i) and
Note 7 to the Consolidated Financial Statements.

Results of Operations

     Operating Results. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires the change in the fair values of certain financial derivatives to be reflected in the Corporation's net income or other comprehensive income. Management believes that reporting results by reference to operating income and operating revenues, excluding the cumulative effect of the change in accounting principles recognized on January 1, 2001 under SFAS 133 and its ongoing effects during the reporting periods, provides meaningful operating measures of Farmer Mac's financial performance. Such information is presented to supplement, not replace, net income, revenues, cash from operations, or any other operating or liquidity performance measures prescribed by generally accepted accounting principles.

     Overview. 2001 was another year of solid growth and strong financial performance for Farmer Mac, notwithstanding challenges created by the continuing industry-wide weakness in new agricultural mortgage volume due to uncertainties in the agricultural sector. Net income rose to $16.3 million in 2001 from $10.4 million in 2000, marking the sixth consecutive year during which Farmer Mac achieved significant increases in profitability. Diluted earnings per share were $1.38 for 2001, a 50 percent increase over 2000 diluted earnings per share of $0.92. Operating income for 2001, excluding the cumulative and ongoing effects of SFAS 133 during the year, was $17.1 million, or diluted operating earnings per share of $1.45, a 58 percent increase compared to $0.92 for 2000.


        Reconciliation of the effects of SFAS 133

                                                       2001
                                                    ------------
                                                  (in thousands)
 Operating Income                                    $ 17,071

     Cumulative effect of change
        in accounting principles, net of tax             (726)
     Gains/(Losses) on financial derivatives
        and trading assets, net of tax                   (469)
     Benefit from non-amortization of
        premium payments, net of tax                      404
                                                    ------------
Net Income                                           $ 16,280
                                                    ------------



     The principal factors contributing to the year's record earnings were increases in net interest income on retained cash window and portfolio Qualified Loan purchases, net interest income on non-program investments and guarantee fees on the higher cumulative amount of guarantees outstanding. Net interest income was up $9.2 million to $26.9 million in 2001, from $17.7 million in 2000, as interest-earning assets increased by $270.7 million to $3.3 billion in 2001, from $3.0 billion in 2000. Guarantee fee income grew 35 percent from $11.7 million in 2000 to $15.8 million in 2001, as outstanding guarantees increased $1.1 billion, or 35 percent, to $4.2 billion. The year's increase in guarantee fee income is indicative of the annuity-like nature of that income. The increase in outstanding guarantee volume was achieved while Farmer Mac continued to maintain control over its operating expenses. During 2001, operating expenses were 24 percent of total revenues, compared to 30 percent in 2000, even though those expenses increased by 18 percent over 2000.

     At year-end, the percentage of Farmer Mac I loans purchased or guaranteed after changes to the Corporation's statutory charter in 1996 that placed Farmer Mac in the position of first loss guarantor ("post-1996 Act loans") that were 90 days or more delinquent increased to 1.70 percent, compared to 1.25 percent at the end of 2000. (External 10 percent first loss interests mitigate Farmer Mac's credit exposure to pre-1996 Act loans.) Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher levels likely in the first and third quarters of each year, due to the semiannual payment characteristics of most Farmer Mac loans. Farmer Mac experienced $2.5 million in loan losses charged against the reserve in 2001, compared with no losses in 2000.

     In 2002, it is likely that delinquencies will increase and it is expected that quarterly charge-offs will be at somewhat higher levels, similar to the $850,000 in losses recognized during fourth quarter 2001, due to a growing percentage of the guarantee portfolio entering its peak loss years, pressures from growing agricultural inventories, weak markets for agricultural commodities and products worldwide along with low prices and economic uncertainty in the agricultural sector, following the trend of the last several years. Nevertheless, as reported by the USDA, agricultural income during 2001 was strong, due in large part to record government support payments made to farmers during the year, which generally helped to maintain economic stability in the agricultural sector and contributed to stable agricultural land prices in most regions of the nation during 2001. As a result, the overall financial condition of the agricultural sector, with the exception of certain producer groups that do not receive significant government payments, remains sound and agricultural mortgage credit quality generally remains good.

     It is too early to predict what level of federal support will be provided to agriculture in 2002, but Farmer Mac believes that the preservation of the economic stability of the agricultural sector will continue to be a high priority for both Congress and the Administration, as it has been during the last several years. Though continued reliance on government payments enabled farmers and ranchers to meet their existing mortgage obligations during 2001, the economic uncertainty of the agricultural economy is likely to continue to mute farmers' demand for new agricultural mortgage loans during 2002. We believe that Farmer Mac has responded effectively to these market conditions by expanding its product offerings to include, among other things, revolving lines of credit backed by agricultural mortgages to help farm borrowers with equity in their land meet short-term liquidity needs. In addition, by re-emphasizing to agricultural lenders the opportunity to reduce their concentrated exposures to local agricultural credit risks, Farmer Mac believes it can develop swap and LTSPC transactions and similar structures during 2002, as lenders become more attentive to their own liquidity issues and portfolio diversification needs.

     As we evaluate Farmer Mac's business prospects for 2002 and beyond, certain factors and conditions remain likely to constrain our progress. Many institutions still prefer to retain agricultural mortgage loans in portfolio rather than sell them into the secondary market, notwithstanding the corporate finance and capital planning benefits they might realize through participation in Farmer Mac's programs. Some lending institutions subsidize their agricultural mortgage loan rates out of higher rates on non-mortgage loans, or by low-return use of equity, both of which generate uneconomic competition with Farmer Mac's loan rates.

     Although Farmer Mac has grown steadily stronger during the last six years, that growth has depended, and will continue to depend, upon ongoing increases in the volume of Qualified Loans covered by its guarantee. Farmer Mac's current share of the agricultural mortgage market remains relatively small, due to the gradual nature of market penetration in a mature market. However, our dramatic growth rates in the years since 1996 imply a significant ongoing opportunity to expand business volume. Over the long term, our strategy for realizing Farmer Mac's business development and profitability goals is to prompt agricultural mortgage lenders, whether traditional or non-traditional, to continue to expand their use of our guarantee through market-oriented programs and products that clearly benefit the nation's farmers, ranchers and rural homeowners, whether they sell their loans to Farmer Mac for cash or access our programs though a swap or LTSPC.

     A detailed presentation of Farmer Mac's financial results for the years ended December 31, 2001, 2000 and 1999 follows.

     Net Interest Income. Net interest income totaled $26.9 million in 2001 compared to $17.7 million in 2000, and the net interest yield was 0.83 percent in 2001 compared to 0.63 percent in 2000. The increase in net interest income was due to a 14.4 percent increase in the average balance of interest-earnings assets, driven by a 25.4 percent increase in average on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans). The increase in on-balance sheet program assets resulted from Farmer Mac's retention of cash purchases during 2001 (for further information, see "-- Business Volume" and "-- Balance Sheet Review -- Assets"). During 2001, the average balance of non-program assets (cash and cash equivalents and investments) increased by 3.3 percent. Additionally, with the adoption of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140") on April 1, 2001, loans purchased after that date, which had previously been classified as Farmer Mac Guaranteed Securities, are classified as loans and the interest income recognized on those loans includes amounts that would have been classified as guarantee fees prior to April 1, 2001.

     Net interest income totaled $15.0 million in 1999. The $2.7 million increase from 1999 to 2000 was due to a 19 percent increase in the average balance of interest-earning assets, driven by a 34 percent increase in average on-balance sheet program assets. Net interest yield for 1999 was also 0.63 percent.

     The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2001, 2000 and 1999.


                                            2001                               2000                               1999
                            -------------------------------    --------------------------------    -------------------------------
                              Average     Income/   Average       Average    Income/   Average       Average   Income/   Average
                              Balance     Expense    Rate         Balance    Expense    Rate         Balance   Expense    Rate
                            --------------------------------   --------------------------------    -------------------------------
                                                                      (dollars in thousands)
 Interest-earning assets:
  Cash and cash
   equivalents               $ 522,227   $ 21,464     4.11%      $ 510,779   $ 32,675    6.40%      $ 568,398   $29,384    5.17%
  Investments                  922,856     43,870     4.75%        888,765     59,230    6.66%        737,275    41,170    5.58%
  Farmer Mac guaranteed
   securities                1,690,776    110,169     6.52%      1,379,660    100,649    7.30%        958,593    63,054    6.58%
  Loans                         87,825      5,710     6.50%         39,048      2,866    7.34%         99,518     6,769    6.80%
                            ----------- ---------- ----------  ------------ ---------- --------    -----------  --------  -------
   Total interest-earning
    assets                  $3,223,684    181,213     5.62%     $2,818,252    195,420    6.93%     $2,363,784   140,377    5.94%
                            ----------                          ----------                         ----------

 Funding:
  Discount notes            $2,175,087     95,424     4.39%     $1,945,276    125,952    6.47%     $1,725,647    88,062    5.10%
  Medium-term notes            926,878     58,850     6.35%        825,433     51,770    6.27%        580,164    37,357    6.44%
                            ----------- ---------- ----------  ------------ ---------- ---------  ------------  --------  -------
   Total interest-bearing
    liabilities              3,101,965    154,274     4.97%      2,770,709    177,722    6.41%      2,305,811   125,419    5.44%
  Net non-interest-bearing
   funding                     121,719          -     0.00%         47,543          -    0.00%        57,973          -    0.00%
                            ----------- ---------- ----------  ------------ ---------- ---------  ------------  --------  -------
   Total funding            $3,223,684    154,274     4.79%     $2,818,252    177,722    6.31%     $2,363,784   125,419    5.31%
                            ----------- ---------- ----------  ------------ ---------- ---------  ------------  --------  -------
 Net interest income/
  yield                                  $ 26,939     0.83%                  $ 17,698    0.63%                  $14,958    0.63%
                                        ---------- ----------               ---------- ---------                --------  -------



     The table below sets forth the effects of changes in rates and volume on the components of net interest income for the years ended December 31, 2001 and 2000. Combined rate/volume variances are allocated based on their relative size.

                                                           2001 vs. 2000                      2000 vs. 1999
                                             ------------------------------------- -----------------------------------
                                                  Increase (Decrease) Due to           Increase (Decrease) Due to
                                             ------------------------------------- -----------------------------------
                                                Rate        Volume       Total        Rate       Volume      Total
                                             ------------ ----------- ------------ ----------- ----------- -----------
                                                                        (in thousands)
 Income from interest-earning assets:
   Cash and cash equivalents                 $ (11,960)      $ 749    $ (11,211)    $ 6,482    $ (3,191)    $ 3,291
   Investments                                 (17,737)      2,377      (15,360)      8,756       9,304      18,060
   Farmer Mac guaranteed securities             (8,659)     18,179        9,520       7,481      30,114      37,595
   Loans held for securitization                  (286)      3,130        2,844         495      (4,398)     (3,903)
                                             ------------ ----------- ------------ ----------- ----------- -----------
    Total                                      (38,642)     24,435      (14,207)     23,214      31,829      55,043

 Expense from interest-bearing liabilities     (47,565)     24,117      (23,448)     24,616      27,687      52,303
                                             ------------ ----------- ------------ ----------- ----------- -----------
 Change in net interest income                 $ 8,923       $ 318      $ 9,241    $ (1,402)    $ 4,142     $ 2,740
                                             ------------ ----------- ------------ ----------- ----------- -----------


     Other Income. Other income, which is comprised of guarantee fee income, gain on sale of AMBS and miscellaneous income, totaled $16.4 million for 2001, compared to $12.1 million for 2000. During 2001, total outstanding guarantees increased by 35 percent. Similarly, guarantee fee income, the largest component of other income, increased to $15.8 million from $11.7 million the prior year, an increase of 35 percent. Miscellaneous income totaled $560,000 for 2001, compared to $399,000 for 2000. Miscellaneous income includes fees and hedging gains and losses related to program activities, which fluctuate from period to period due to various factors including the level of program activity and delinquencies.

     Other income increased 59 percent to $12.1 million in 2000 from $7.6 million in 1999. Guarantee fee income, the largest component of other income, increased to $11.7 million in 2000 from $7.4 million in 1999 due to a corresponding increase in the outstanding balance of guaranteed securities. See "-- Business Volume."

     Other Expenses. Operating expenses totaled $10.4 million in 2001, compared to $8.9 million in 2000 and $8.3 million in 1999. Operating expenses equaled 24 percent of total revenues in 2001, compared to 30 percent in 2000 and 37 percent in 1999. Farmer Mac's provision for losses totaled $6.7 million in 2001, compared to $4.7 million in 2000 and $3.7 million in 1999. The increases in the provision for losses were due to increases in outstanding AMBS for which Farmer Mac assumes 100 percent of the credit risk and the aging of the portfolio. See "-- Risk Management -- Credit Risk Management."

     Income Tax Expense/Benefit. Income tax expense totaled $8.4 million in 2001, compared to expenses of $5.8 million in 2000 and $3.7 million in 1999. Farmer Mac expects its effective tax rate in 2002 to approximate 33 percent due to the effects of certain tax-advantaged investments. For more information about income taxes, see Note 9 to the Consolidated Financial Statements.

     Business Volume. The following table sets forth information regarding the volume and balance of loans purchased or guaranteed and AMBS issued by Farmer Mac for the periods indicated:


                                                         2001           2000            1999
                                                    --------------- --------------  --------------
                                                                    (in thousands)
 Purchase and guarantee volume:
   Farmer Mac I
    Loans & AMBS                                       $ 266,553      $ 442,246       $ 391,448
    Swap transactions                                      5,574              -         176,788
    LTSPC                                              1,032,967        373,202         637,685
                                                    --------------- --------------  --------------
     Total Farmer Mac I volume                         1,305,094        815,448       1,205,921

   Farmer Mac II                                         198,171        193,505         116,148
                                                    --------------- --------------  --------------
     Total loans and guaranteed portions
     purchased or guaranteed                          $1,503,265     $1,008,953      $1,322,069
                                                    --------------- --------------  --------------

 AMBS issuances:
   Retained                                            $  33,932      $ 360,037       $ 517,801
   Sold                                                   65,930        159,910               -
   Swap transactions                                       5,574              -         176,788
                                                   --------------- --------------  --------------
    Total AMBS issuances                               $ 105,436      $ 519,947       $ 694,589
                                                   --------------- --------------  --------------
 Outstanding balance of loans held or
   guaranteed by Farmer Mac as of December 31         $4,187,111     $3,110,213      $2,381,608
                                                   --------------- --------------  --------------


     During 2001, the volume of loans purchased or guaranteed by Farmer Mac totaled $1.5 billion, a 49 percent increase from 2000 volume. This was largely a result of increases in LTSPCs from $373.2 million in 2000 to $1.0 billion in 2001. See "Business -- Farmer Mac Guarantee Program -- Farmer Mac I -- Off-Balance Sheet Guarantees" and "-- Risk Management -- Credit Risk Management" for a description of LTSPCs. The net balance of loans held or guarantees outstanding increased 35 percent to $4.2 billion from $3.1 billion.

     LTSPCs typically involve seasoned loans, while cash purchase transactions usually represent acquisitions of newly originated loans. The increased activity in LTSPCs is a result of institutions recognizing the capital planning and corporate finance advantages that the structure offers. Management expects that LTSPCs will constitute a significant portion of Farmer Mac's new guarantees during 2002.

     Based on market conditions, Farmer Mac either retains AMBS or sells AMBS to capital markets investors. During 2001, Farmer Mac issued $105.4 million of AMBS, $33.9 million of which were retained by Farmer Mac.

     Indicators of future loan purchase and guarantee volume (but not of LTSCP, swap or bulk purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Most purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a Seller obtains a mandatory commitment and is unable to deliver the loans required thereunder, Farmer Mac requires the Seller to pay a fee to modify, extend or cancel the commitment. As of December 31, 2001, outstanding commitments to purchase Farmer Mac I loans totaled $21.1 million, compared to $13.2 million as of December 31, 2000, while loans submitted for approval or approved but not yet committed to purchase totaled $106.1 million as of December 31, 2001, compared to $58.0 million as of December 31, 2000. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the Seller.

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

Balance Sheet Review

     Assets. As of December 31, 2001, total assets were $3.4 billion compared to $3.2 billion as of December 31, 2000. The increase in total assets was primarily due to growth in program assets, which increased $181.9 million during 2001 to a total of $1.9 billion. During 2001, Farmer Mac purchased $464.7 million of Qualified Loans and Guaranteed Portions. Non-program assets increased to $1.5 billion as of December 31, 2001, from $1.4 billion as of December 31, 2000.

     The remaining growth in total assets was due to increases in the balance of interest and guarantee fees receivable, which increased in proportion to the growth of program assets and total guarantees.

     Liabilities. Total liabilities increased from $3.0 billion as of December 31, 2000 to $3.3 billion as of December 31, 2001. The increase in liabilities was primarily due to growth in notes payable, which corresponded to the growth in on-balance sheet program assets. The remaining increase in total liabilities was due to increases in accrued interest payable, the reserve for losses and the recognition of financial derivatives on the balance sheet that resulted from the adoption of SFAS 133. For more information about the implementation and effects of SFAS 133, see "-- Other Matters -- New Accounting Standards." For more information about Farmer Mac's loss reserves, see "-- Risk Management -- Credit Risk Management." For more information about Farmer Mac's funding and interest-rate risk practices, see "-- Risk Management -- Interest-Rate Risk Management."

     Capital. As of December 31, 2001, stockholders' equity totaled $134.4 million, compared to $132.7 million as of December 31, 2000. The increase was primarily due to net income earned during 2001 of $16.3 million, offset by a $7.6 million reduction in unrealized gains and the adverse effect of SFAS 133 on other comprehensive income of $15.5 million. As of December 31, 2001 and December 31, 2000, Farmer Mac's statutory minimum capital requirement was $110.6 million and $96.9 million, compared with actual statutory core capital of $126.0 million and $101.2 million, respectively. See "-- Liquidity and Capital Resources -- Capital Requirements."

     Off-Balance Sheet Guarantees. As of December 31, 2001, outstanding off-balance sheet guarantees totaled $2.3 billion, compared to $1.5 billion as of December 31, 2000. For more information about off-balance sheet Farmer Mac Guaranteed Securities, see "-- Risk Management -- Credit Risk Management."

Risk Management

     Interest-Rate Risk Management. Interest-rate risk is the risk that interest rate changes could materially affect the value, or future earnings, of Farmer Mac. Farmer Mac is exposed to two primary sources of interest-rate risk: (a) Farmer Mac I and II Securities and other assets held for investment, and (b) loans.

     Farmer Mac is subject to interest-rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to Farmer Mac I and II Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches. Cash flow mismatches in a changing rate environment can reduce the value or earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt. Yield maintenance provisions associated with many of the loans underlying Farmer Mac I Securities reduce, but do not eliminate, this risk. Yield maintenance provisions require borrowers to make an additional payment when they prepay their loans. When reinvested with the prepaid principal, this payment generates substantially the same cash flows that would have been generated had the loan not prepaid. None of the loans underlying Farmer Mac II Securities have yield maintenance provisions, although some carry fixed or declining percentage prepayment penalties. Fixed-rate loans without yield maintenance provisions represented 12 percent of the total balance of loans underlying on-balance sheet Farmer Mac I and II Securities as of December 31, 2001 and December 31, 2000.

     There is less interest-rate risk related to Farmer Mac's portfolio of non-program assets than to its portfolio of program assets, because the former consists almost entirely of investments that mature or reprice within one year. However, Farmer Mac does invest in certain adjustable-rate investments that limit or "cap" the amount that an investment coupon rate can increase. Such capped investments totaled $295.4 million and $370.4 million as of December 31, 2001, and December 31, 2000, respectively.

     Farmer Mac's primary strategy for managing interest-rate risk related to Farmer Mac I and II Securities and other assets held for investment is to fund them with liabilities that have similar durations, or average cash flow patterns over time, and provide flexibility to accommodate changing prepayment rates in changing interest rate environments. To achieve the desired funding objective, Farmer Mac uses a mix of short-term Discount Notes and callable and non-callable Medium-Term Notes. By using a mix of liabilities that includes callable debt, the duration of the liabilities will tend to increase or decrease as interest rates change in a manner similar to changes in the duration of the assets (the rate of change in the duration of an asset or liability to a change in interest rates is referred to as convexity). Farmer Mac manages the interest-rate risk related to capped adjustable-rate investments by purchasing interest rate contracts that effectively "uncap" the investments. See Note 5 to the Consolidated Financial Statements.

     Farmer Mac is also subject to interest-rate risk on loans, including loans that Farmer Mac has committed to acquire, but not yet purchased. When Farmer Mac commits to purchase a Qualified Loan, it is exposed to interest-rate risk between the time it commits to purchase the loan and the time it either: (a) sells AMBS backed by the loan, or (b) issues debt to retain the loan in its portfolio (although issuing debt to fund the loans as an investment does not fully mitigate interest-rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above). As of December 31, 2001, the balance of loans committed or purchased and not yet sold or funded as retained investments totaled $1.5 million. Farmer Mac manages the interest-rate risk related to such loans, and the debt to be issued to fund the loans as retained investments, through the use of forward sale contracts on the debt and mortgage-backed securities of other government-sponsored enterprises ("GSEs") and futures contracts involving U.S. Treasury securities. As of December 31, 2001, Farmer Mac owned eight open Treasury futures contracts to offset the interest-rate risk associated with approximately $1.5 million in loans. Farmer Mac uses GSE forward sale contracts to reduce Farmer Mac's interest-rate exposure to changes in both Treasury rates and AMBS and debt spreads. For more information about financial derivatives, see Note 5 to the Consolidated Financial Statements.

     Farmer Mac has established policies and implemented interest-rate risk management procedures to monitor its exposure to interest-rate risk. The primary methodology Farmer Mac uses to monitor interest-rate risk exposure is measurement of the sensitivity of Farmer Mac's market value of equity ("MVE") to changes in interest rates. This and other risk measures are reviewed regularly by management's Asset and Liability Committee and the Finance Committee of the Board of Directors to monitor compliance with Farmer Mac's interest-rate risk policy limits.

     The simulation of MVE involves generating multiple paths for future interest rates starting from a "base" yield curve and then discounting the estimated cash flows under those rate paths to arrive at the estimated fair value of Farmer Mac's assets, liabilities and off-balance sheet items. Farmer Mac uses a commercially developed model to perform the MVE analyses. The analysis, which is based on Farmer Mac's existing assets, liabilities and off-balance sheet financial instruments, does not assume any new business and measures the change in MVE under seven interest rate scenarios. The interest rate scenarios include a "base case" in which the "base" yield curve is equal to the current yield curve, and six parallel and instantaneous shocks to the "base" yield curve (plus and minus 100, 200 and 300 basis points). Inherent in the MVE sensitivity analysis presented is the assumption that interest rate changes occur as instantaneous parallel shifts in the yield curve; in reality, such shifts are rarely instantaneous or parallel. In addition, actual future market conditions may differ materially from those assumed in the analysis. For example, actual loan prepayments and Farmer Mac AMBS and debt spreads may differ significantly from those assumed in the analysis. Accordingly, the results of the MVE sensitivity analysis should not be viewed as a projection of future results. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of December 31, 2001 and 2000.


                           Percentage Change in MVE
                                from Base Case
                       --------------------------------
                                 December 31,
   Interest Rate       --------------------------------
     Scenario              2001              2000
------------------- ----------------- -----------------
     + 300 bp              -1.3%           -10.2%
     + 200 bp              -0.1%            -5.9%
     + 100 bp               0.6%            -2.0%
     - 100 bp              -2.4%            -0.5%
     - 200 bp              -6.4%            -3.2%
     - 300 bp             -16.2%            -6.5%



     As of December 31, 2001, Farmer Mac was in compliance with the policy limits established by the Corporation to monitor its exposure to interest-rate risk.

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

     For several years, Farmer Mac has conducted its own guarantee fee adequacy analyses, using stress-test models developed internally and with the assistance of outside experts. These analyses have taken into account the diverse and dissimilar characteristics of the various asset categories for which Farmer Mac must manage its risk exposures, and have evolved as the mix and character of assets under management shifts with growth in the business and the addition of new asset categories.

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

                                        December 31,
                            -----------------------------------
                                   2001               2000
                            ------------------  ---------------
                                      (in thousands)
 Farmer Mac I loans
   Post-1996 Act               $ 3,542,976         $ 2,509,007
   Pre-1996 Act                     48,979              83,503
 Farmer Mac II loans               595,156             517,703
                            ---------------     ---------------
                               $ 4,187,111         $ 3,110,213
                            ---------------     ---------------


     Farmer Mac continually assesses its credit risk exposure related to post-1996 Act Farmer Mac I loans by monitoring agricultural economic conditions and evaluating the credit quality of those loans. Despite adverse trends in agricultural economic conditions, including low commodity prices and reduced export demand, in 2001 and continuing into 2002, Farmer Mac believes that the credit quality of the post-1996 Act Farmer Mac I loans remains good, based on Farmer Mac's credit underwriting, appraisal and diversification standards and the actual performance of the loans. Farmer Mac manages its credit exposure in particular geographic regions and commodities as a percentage of the total principal amount of all loans outstanding, adjusted for the credit quality of the loans in that particular geographic region or commodity group based on the loan-to-value, debt service coverage, equity-to-asset and working capital-to-current asset ratios. The following tables set forth the loan-to-value (based on current loan balance), geographic and commodity distributions of the post-1996 Act Farmer Mac I loans as of December 31, 2001 and 2000. For information regarding loan-to-value, commodity and geographic distributions of all Farmer Mac I loans, see Note 11 to the Consolidated Financial Statements.


                                                Distribution of Post-1996
                                                    Act Loans as of
                                                      December 31,
                                                ----------------------
                                                    2001       2000
                                                ----------- ----------
 By original loan-to-value ratio:
    0.00% to 40.00%                                  26%        23%
   40.01% to 50.00%                                  21%        21%
   50.01% to 60.00%                                  26%        25%
   60.01% to 70.00%                                  24%        26%
   70.01% to 80.00%                                   2%         4%
   80.01% to 90.00%                                   1%         1%
                                                ----------- ----------
     Total                                          100%       100%
                                                ----------- ----------
   Weighted average loan-to-value ratio              49%        51%
                                                ----------- ----------
 By geographic region (1):
   Northwest                                         31%        33%
   Southwest                                         42%        40%
   Mid-North                                         12%        16%
   Mid-South                                          4%         5%
   Northeast                                          6%         4%
   Southeast                                          5%         2%
                                                ----------- ----------
     Total                                          100%       100%
                                                ----------- ----------
By commodity:
   Crops                                             46%        51%
   Livestock                                         19%        18%
   Permanent plantings                               30%        27%
   Part-time farms                                    5%         4%
                                                ----------- ----------
     Total                                          100%       100%
                                                ----------- ----------

(1)  Regions are defined in Note 11 to the Consolidated Financial Statements.


     As of December 31, 2001, Farmer Mac's highest geographic concentrations were in the Southwest and Northwest regions. Farmer Mac's largest commodity concentration as of December 31, 2001 was crops; however, this group consists of several specific commodities, including cotton, feed grains, vegetables and other crops, none of which comprised more than 12 percent of the total portfolio.

     The effectiveness of Farmer Mac's underwriting, appraisal and diversification standards is reflected primarily through the level of defaulted loans and related credit losses. As of December 31, 2001, post-1996 Act Farmer Mac I loans that were 90 days or more past due (referred to as non-performing or "impaired" loans) totaled $59.8 million, or 1.70 percent of the total principal amount of all post-1996 Act loans. The balance of non-performing loans as of December 31, 2000, was $38.8 million, or 1.53 percent of all post-1996 Act loans. The increase in the delinquency rate of the post-1996 Act Farmer Mac I loans from December 31, 2000 to December 31, 2001 is attributable to a larger portion of the portfolio entering its peak loss years and continuing liquidity issues in the agricultural sector rather than to a decline in land values or other drivers of loan losses. The following table segregates the post-1996 Act loan delinquency rate as of December 31, 2001 by year of origination, geographic region and commodity.

                                      Post-1996 Act Delinquency Rates
                                     ----------------------------------
 By year of origination:
  Prior to 1996                                   0.72%
  1996                                            5.34%
  1997                                            3.65%
  1998                                            2.71%
  1999                                            1.11%
  2000                                            0.62%
  2001                                            0.00%

 By geographic region (1):
  Northwest                                       3.13%
  Southwest                                       1.24%
  Mid-north                                       0.69%
  Mid-south                                       1.07%
  Northeast                                       0.44%
  Southeast                                       1.04%

 By commodity:
  Crops                                           1.57%
  Livestock                                       1.09%
  Permanent plantings                             2.46%
  Part-time farms                                 1.02%

(1) Regions are defined in Note 11 to the Consolidated Financial Statements.


     The USDA is forecasting net cash income on farms at $50.9 billion for 2002, down $8.6 billion from the revised 2001 forecast of $59.5 billion, assuming government payments of $10.7 billion for 2002. The USDA's government payments assumption is based on existing legislation however, and does not take into account increases expected to be enacted in the pending farm bill or any emergency assistance that may be contained in special legislation, which represented $9.1 billion of the $21.0 billion in government payments to the agricultural sector for 2001. The USDA currently expects farm real estate values to rise during 2002 by about 1 percent. Regionally, farm real estate values may vary with differing rates of increase, or even decrease, depending on commodities grown and regional economic factors.

     Farmer Mac anticipates that post-1996 Act loan delinquencies may increase again in 2002, due to both the growing number of loans held or securitized by Farmer Mac that are gradually approaching their anticipated peak default years and the expectation of continued stress in the agricultural and overall economies. Nevertheless, based on strong agricultural income figures reported by the USDA for 2001, continued stable agricultural land values in most regions of the country and anticipated federal financial support for agricultural producers again in 2002, Farmer Mac believes that overall credit quality and sound business development opportunities remain strong.

     The primary determinant of the loss that may be incurred on non-performing loans is the loan-to-value ratio. As of December 31, 2001, the weighted-average loan-to-value ratio for all post-1996 Act loans was 49 percent, and the weighted-average loan-to-value ratio for all post-1996 Act loans that were 90 days or more past due, in foreclosure or in bankruptcy was 59 percent. The following table illustrates the distribution of non-performing loans as of December 31, 2001 by loan-to-value ratio (based on current loan balance and appraised value at the date of initial guarantee by Farmer Mac):


                                 Distribution of
                                  Post-1996 Act
                                  Delinquencies
                                -----------------
 By loan-to-value ratio:
   0.00% to 40.00%                     5%
  40.01% to 50.00%                     9%
  50.01% to 60.00%                    38%
  60.01% to 70.00%                    45%
  70.01% to 80.00%                     3%
                                -----------------
Total                                100%
                                -----------------


     Farmer Mac maintains a reserve to cover potential credit losses on post-1996 Act loans underlying Farmer Mac I Securities and LTSPCs. As of December 31, 2001, Farmer Mac's loan loss reserve was $15.9 million, compared to $11.3 million as of December 31, 2000. Farmer Mac's provision for losses was $6.7 million for 2001, compared to $4.7 million for 2000. Farmer Mac incurred $2.5 million in charge-offs against the loan loss reserve during 2001. Farmer Mac had no property acquired through foreclosure as of December 31, 2001 and the cost basis in property acquired through foreclosure and held by Farmer Mac as of December 31, 2000, was $208,000.

     The reserve, as a percentage of outstanding post-1996 Act Farmer Mac I loans, was 0.45 percent as of both December 31, 2001 and 2000, respectively. Management evaluates the adequacy of the reserve on a monthly basis and considers a number of factors, including: historical charge-off and recovery activity; trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and the size of credit risks; current and anticipated economic conditions; the condition of agricultural segments, commodities and geographic areas experiencing or expected to experience particular economic adversities, particularly areas where Farmer Mac may have geographic or commodity concentrations; the degree of risk inherent in the composition of Farmer Mac's guaranteed portfolio; the results of quality control reviews; and underwriting standards.

     To a lesser extent, Farmer Mac is also exposed to institutional credit risk related to: (1) issuers of AgVantage bonds and other investments held by Farmer Mac; (2) Sellers and servicers; and (3) interest-rate contract counterparties. AgVantage bonds are general obligations of the AgVantage Issuers and are secured by collateral in an amount ranging from 120 percent to 150 percent of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage bonds by evaluating and monitoring the financial condition of the AgVantage Issuers. Outstanding AgVantage bonds totaled $24.5 million as of December 31, 2001, and $28.1 million as of December 31, 2000.

     The credit risk inherent in other investments held by Farmer Mac is mitigated by Farmer Mac's policy of establishing concentration limits and investing in highly-rated instruments, which reduce exposure to any one counterparty. Farmer Mac's policy limits the Corporation's total credit exposure to a single entity by limiting the dollar amount of investments with one entity, excluding GSEs and agencies of the U.S. government, to the greater of 25 percent of Farmer Mac's regulatory core capital or $25 million. The policy also requires the entity to be rated in one of the three highest rating categories of at least one nationally recognized statistical rating organization for investments with terms greater than 270 days and in one of the two highest rating categories for investments with terms of 270 days or less.

     As of December 31, 2001, Farmer Mac had investments in commercial paper, corporate debt securities, asset-backed securities and preferred stock issued by 52 entities totaling $750 million, of which 26 exceeded 10 percent of Farmer Mac's stockholders' equity (the cumulative balance of investments in such entities totaled $624.5 million), and 9 entities with a total balance of $331.0 million exceeded 15 percent of stockholders' equity. In addition, as of December 31, 2001, Farmer Mac held $373.2 million of securities issued by GSEs or agencies of the U.S. government and $298.6 million in money market investment accounts, with the maximum amount held in any one money market investment fund at any time during 2001 being approximately $350 million. The short-term nature of the investment portfolio also limits Farmer Mac's credit risk. As of December 31, 2001, 41.6 percent of the investment portfolio, excluding GSE and agency investments, consisted of short-term highly liquid investments.

     Farmer Mac manages institutional credit risk related to Sellers and servicers by requiring such institutions to meet certain standards and by monitoring their financial condition and servicing performance. Credit risk related to interest-rate contracts is discussed in Note 5 to the Consolidated Financial Statements.

Liquidity and Capital Resources

     Liquidity. The funding needs of Farmer Mac's business programs are driven by the purchase of Qualified Loans, payment of principal and interest on Farmer Mac Guaranteed Securities and the maturities of debt. Farmer Mac's primary sources of funds to meet these needs are issuances of debt obligations, principal and interest payments on mortgages underlying Farmer Mac Guaranteed Securities and net operating cash flows. Because of Farmer Mac's regular participation in the capital markets and its status as a GSE, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac also maintains a portfolio of cash equivalent investments, comprised of commercial paper and other short-term instruments, to draw upon as necessary. As of December 31, 2001 and 2000, Farmer Mac's cash and cash equivalents totaled $437.8 million and $537.9 million, respectively.

     Capital Requirements. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac--minimum, critical and risk-based. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount. Higher minimum and critical capital requirements were phased in over a transition period, which ended on January 1, 1999, when the highest level of minimum capital became applicable. The Act does not specify the required level of risk-based capital. It directs the FCA to establish a risk-based capital test for Farmer Mac, using specified stress-test parameters. For a discussion of risk-based capital, including the potential future impact on Farmer Mac of the risk-based capital requirements adopted by the FCA, see "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Risk-based capital."

     Certain enforcement powers are given to the FCA depending upon Farmer Mac's compliance with the capital standards. See "Government Regulation of Farmer Mac -- Regulation -- Capital Standards -- Enforcement levels." As of December 31, 2001 and 2000, Farmer Mac was classified as within "level I" (the highest compliance level). The following table sets forth Farmer Mac's minimum capital requirement as of December 31, 2001 and 2000 based on the fully phased-in requirements.

                                                         December 31, 2001                         December 31, 2000
                                             ---------------------------------------   ----------------------------------------
                                                                           Capital                                   Capital
                                                 Amount        Ratio      Required        Amount         Ratio      Required
                                             ------------- ------------- -----------   ------------ ------------- -------------
                                                                            (dollars in thousands)
 On-balance sheet assets                      $3,380,157        2.75%     $92,954      $3,112,058        2.75%      $85,582
 Outstanding balance of Farmer Mac
   Guaranteed Securities held by others        2,329,879        0.75%      17,474       1,498,029        0.75%       11,235
 Derivative and hedging obligations               20,762        0.75%         156           8,061        0.75%           60
                                                                         -----------                              ------------
Minimum capital level                                                     110,584                                    96,877
Actual core capital                                                       126,042                                   101,163
                                                                         -----------                              ------------
Capital surplus                                                           $15,458                                   $ 4,286
                                                                         -----------                              ------------


     Based on the current minimum capital requirements established in the 1996 Act, Farmer Mac's current capital surplus of $15.5 million would support additional guarantee growth in amounts ranging from $562 million of on-balance sheet guarantees to more than $2.0 billion of off-balance sheet guarantees. Furthermore, should Farmer Mac deem it appropriate, on-balance sheet non-program assets (cash and cash equivalents and investment securities) of $1.4 billion could be replaced with on- and off-balance sheet program guarantees, resulting in the ability to carry additional guarantees ranging from $1.4 billion of on-balance sheet guarantees to over $5.1 billion of off-balance sheet guarantees. Ultimately, Farmer Mac could sell on-balance sheet program assets of $1.9 billion in order to support further increases of on- and off-balance sheet program guarantees, resulting in the ability to carry an additional cumulative $14.1 billion of off-balance sheet guarantees. Any of these transactions would, of course, be evaluated to optimize Farmer Mac's return on equity and capital flexibility. Accordingly, in the opinion of management, Farmer Mac has sufficient capital and liquidity for the next twelve months.

Other Matters

     New Accounting Standards. As amended, SFAS 133 became effective as of January 1, 2001. SFAS 133 requires financial derivatives to be measured and recorded at fair value. Pursuant to generally accepted accounting practices prior to SFAS 133, derivatives were accounted for as off-balance sheet items and disclosed in the consolidated financial statement footnotes.

     The cumulative effect of this change in accounting principles recognized on January 1, 2001 was a reduction to net income of $726,000 and a negative adjustment to other comprehensive income within stockholders' equity of $8.6 million. The Corporation expects that SFAS 133 will increase volatility in earnings and accumulated other comprehensive income.

     Beginning in the first quarter of 2001, Farmer Mac disclosed an additional earnings per share measure that excludes the effects of the mark-to-market of derivative instruments and the one-time transition adjustment that resulted from the implementation of SFAS 133. This operating earnings per share measure is determined on a basis consistent with pre-SFAS 133 earnings per share.

     In September  2000, the Financial  Accounting  Standards  Board issued SFAS
140. SFAS 140 was applied as of April 1, 2001 as required by the standard. SFAS 140 does not materially affect the Corporation's results of operations or financial position, but does result in the Corporation classifying as loans certain AMBS that were previously classified as Farmer Mac Guaranteed Securities and requires the Corporation to classify as interest income certain amounts that were previously classified as guarantee fees.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including off-balance sheet derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management -- Interest-Rate Risk Management" for more information about Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of and accounting policies for financial derivatives, see Notes 2(g) and 5 to the Consolidated Financial Statements.

Item 8. Financial Statements

Report of Independent Public Accountants

The Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmer Mac and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, Farmer Mac changed its method of accounting for financial derivatives.

Arthur Andersen LLP



Vienna, VA
January 23, 2002

                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                    CONSOLIDATED BALANCE SHEETS


                                                                          December 31,
                                                                 -----------------------------
                                                                       2001           2000
                                                                 -------------- --------------
                                                                         (in thousands)
 Assets:
   Cash and cash equivalents                                         $ 437,831      $ 537,871
   Investment securities                                             1,007,954        836,757
   Farmer Mac guaranteed securities                                  1,690,376      1,679,993
   Loans                                                               201,812         30,279
   Financial derivatives                                                    15              -
   Interest receivable                                                  56,253         55,681
   Guarantee fees receivable                                             6,004          5,494
   Prepaid expenses and other assets                                    16,963         14,824
                                                                 -------------- --------------
     Total Assets                                                   $3,417,208     $3,160,899
                                                                 -------------- --------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable:
    Due within one year                                             $2,233,267     $2,141,548
    Due after one year                                                 968,463        827,635
                                                                 -------------- --------------
     Total notes payable                                             3,201,730      2,969,183

   Financial derivatives                                                20,762              -
   Accrued interest payable                                             26,358         20,852
   Accounts payable and accrued expenses                                18,037         26,880
   Reserve for losses                                                   15,884         11,323
                                                                 -------------- --------------
     Total Liabilities                                               3,282,771      3,028,238
                                                                 -------------- --------------

 Stockholders' Equity:
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 and 1,030,780 shares issued and outstanding
     as of December 31, 2001 and 2000, respectively                      1,031          1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 and 500,301 shares issued and outstanding
     as of December 31, 2001 and 2000, respectively                        500            500
    Class C Non-Voting, $1 par value, no maximum authorization,
     10,033,037 and 9,620,112 shares issued and outstanding
     as of December 31, 2001 and 2000, respectively                     10,033          9,621
   Additional paid-in capital                                           80,960         72,773
   Accumulated other comprehensive income                                8,395         31,498
   Retained earnings                                                    33,518         17,238
                                                                 -------------- --------------
     Total Stockholders' Equity                                        134,437        132,661
                                                                 -------------- --------------

   Total Liabilities and Stockholders' Equity                       $3,417,208     $3,160,899
                                                                 -------------- --------------


         See accompanying notes to consolidated financial statements.



                         FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For Year Ended December 31,
                                                     ---------------------------------------
                                                         2001          2000          1999
                                                     ------------  ------------  -----------
                                                     (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                     $ 65,334      $ 91,905     $ 70,554
   Farmer Mac guaranteed securities                      110,169       100,649       63,054
   Loans                                                   5,710         2,866        6,769
                                                     ------------  ------------  -----------
    Total interest income                                181,213       195,420      140,377

 Interest expense                                        154,274       177,722      125,419
                                                     ------------  ------------  -----------
 Net interest income                                      26,939        17,698       14,958
 Losses on financial derivatives
 and trading assets                                         (726)            -            -
 Other income:
   Guarantee fees                                         15,807        11,677        7,396
   Miscellaneous                                             560           399          220
                                                     ------------  ------------  -----------
    Total other income                                    16,367        12,076        7,616

                                                     ------------  ------------  -----------
    Total revenues                                        42,580        29,774       22,574
                                                     ------------  ------------  -----------

 Expenses:
   Compensation and employee benefits                      5,601         4,521        4,577
   Regulatory fees                                           735           584          502
   General and administrative                              4,094         3,744        3,232
                                                     ------------  ------------  -----------
    Total operating expenses                              10,430         8,849        8,311

   Provision for losses                                    6,725         4,739        3,672
                                                     ------------  ------------  -----------
    Total expenses                                        17,155        13,588       11,983

                                                     ------------  ------------  -----------
 Income before income taxes                               25,425        16,186       10,591

 Income tax expense                                        8,419         5,749        3,670
                                                     ---------------------------------------
 Net income before cumulative effect                      17,006        10,437        6,921
 Cumulative effect of change
 in accounting principles, net of tax                       (726)            -            -
                                                     ---------------------------------------
 Net income                                              $ 16,280      $ 10,437      $ 6,921
                                                    ---------------------------------------


 Earnings per share:
   Basic net earnings                                     $ 1.44        $ 0.94       $ 0.64
   Diluted net earnings                                   $ 1.38        $ 0.92       $ 0.62
 Earnings per share excluding cumulative
 effect of change in accounting principles:
   Basic earnings per share                               $ 1.50        $ 0.94       $ 0.64
   Diluted earnings per share                             $ 1.45        $ 0.92       $ 0.62

              See accompanying notes to consolidated financial statements.



                          FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive   Retained
                                                Additional Paid-      Income /     Earnings/
                                  Common Stock     in Capital        (Deficit)     (Deficit)       Total
                                  ------------ -----------------   -------------   ----------    ----------
                                                                   (in thousands)
 Balance, December 31, 1998        $ 10,801       $ 69,984           $ 249           $ (120)      $ 80,914

  Issuance of Common Stock
   Class A                                6             96                                             102
   Class C                               95          1,017                                           1,112
  Change in unrealized gain/loss
   on securities available-for-sale,
    net of taxes of $982,000                                        (1,906)                         (1,906)
  Net income                                                                          6,921          6,921
                                                                                   ------------
  Comprehensive income                                                                               5,015
                                 ------------    ------------    ------------      ------------  -----------
 Balance, December 31, 1999          10,902         71,097          (1,657)           6,801         87,143
                                 ------------    ------------    ------------      ------------  -----------

  Issuance of Common Stock
   Class C                              250          1,676                                           1,926
  Change in unrealized gain/loss
   on securities available-for-sale,
    net of taxes of $18.2 million                                   33,155                          33,155
  Net income                                                                         10,437         10,437
                                                                                                 ------------
  Comprehensive income                                                                              43,592
                                 ------------    ------------    ------------      ------------  ------------
 Balance, December 31, 2000          11,152         72,773          31,498           17,238        132,661
                                 ------------    ------------    ------------      ------------  ------------
  Issuance of Common Stock
   Class C                              412          8,187                                           8,599
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $4.2 million                                    (7,601)                         (7,601)
  Cumulative effect of change in
    accounting principles,
    net of taxes of $4.8 million                                    (8,632)                         (8,632)
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $3.7 million                                    (6,870)                         (6,870)
  Net income                                                                         16,280         16,280
                                                                                                 ------------
  Comprehensive income                                                                              (6,823)
                                 ------------    ------------    ------------      -----------   ------------
Balance, December 31, 2001         $ 11,564       $ 80,960         $ 8,395         $ 33,518      $ 134,437
                                 ------------    ------------    ------------      -----------   ------------


                               See accompanying notes to consolidated financial statements.

                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      Year ended December 31,
                                                                       --------------------------------------------------
                                                                              2001             2000             1999
                                                                       ----------------  ---------------  ---------------
                                                                                         (in thousands)
 Cash flows from operating activities:
   Net income                                                               $ 16,280         $ 10,437          $ 6,921
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                     (7,885)           1,269            3,857
    Increase in interest receivable                                             (572)         (12,781)         (18,374)
    Increase in guarantee fees receivable                                       (510)          (1,136)          (2,223)
    Increase in other assets                                                  (1,695)            (166)          (8,867)
    Amortization of debt premiums, discounts and issuance costs               89,131          126,653           88,337
    Increase in accrued interest payable                                       5,506            2,303            9,436
    Increase in other liabilities                                              3,762            2,960            2,861
    Proceeds from repayment of trading investment securities                 (21,717)               -                -
    Mark-to-market on trading securities and derivatives                        (202)               -                -
    Amortization of settled financial derivatives contracts                      461                -                -
    Provision for losses                                                       6,725            4,739            3,672
                                                                       ----------------  ---------------  ---------------
     Net cash provided by operating activities                                89,284          134,278           85,620
                                                                       ----------------  ---------------  ---------------
 Cash flows from investing activities:
   Purchases of investment securities                                       (592,747)        (254,937)        (509,741)
   Purchases of Farmer Mac guaranteed securities                            (261,569)        (464,917)        (979,967)
   Purchases of loans                                                       (273,415)        (446,251)        (395,845)
   Proceeds from repayment of investment securities                          455,744          264,403          304,235
   Proceeds from repayment of Farmer Mac guaranteed securities               268,351          435,602          739,483
   Proceeds from repayment of loans                                            2,021            1,183            6,080
   Proceeds from sale of Farmer Mac guaranteed securities                     65,929          159,910                -
   Settlement of financial derivatives                                        (5,230)               -                -
   Purchases of office equipment                                                 (71)               -                -
                                                                       ----------------  ---------------  ---------------
    Net cash used by investing activities                                   (340,987)        (305,007)        (835,755)
                                                                       ----------------  ---------------  ---------------

 Cash flows from financing activities:
   Proceeds from issuance of discount notes                              105,736,192       64,284,888       74,159,998
   Proceeds from issuance of medium-term notes                               295,186          215,027          450,454
   Payments to redeem discount notes                                    (105,641,354)     (64,072,223)     (74,004,635)
   Payments to redeem medium-term notes                                     (246,960)         (57,300)         (61,240)
   Proceeds from common stock issuance                                         8,599            1,926            1,214
                                                                       ----------------  ---------------  ---------------
    Net cash provided by financing activities                                151,663          372,318          545,791
                                                                       ----------------  ---------------  ---------------
   Net increase (decrease) in cash and cash equivalents                     (100,040)         201,589         (204,344)

   Cash and cash equivalents at beginning of period                          537,871          336,282          540,626
                                                                       ----------------  ---------------  ---------------
   Cash and cash equivalents at end of period                              $ 437,831        $ 537,871        $ 336,282
                                                                       ----------------  ---------------  ---------------

                                      See accompanying notes to consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

1. ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") is a stockholder-owned, federally chartered instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans ("Qualified Loans"). Farmer Mac was created with the enactment of the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act") to provide for the existence of a secondary market for agricultural mortgages. Farmer Mac provides liquidity to the agricultural mortgage market by: (1) purchasing newly originated Qualified Loans directly from lenders through its "cash window" and existing, or "seasoned," Qualified Loans from lenders and other third parties in negotiated transactions; (2) issuing Long-Term Standby Purchase Commitments ("LTSPCs") for newly originated and seasoned Qualified Loans; (3) exchanging securities issued and guaranteed by Farmer Mac for Qualified Loans that back those securities (the "swap" program); and (4) purchasing mortgage-backed bonds secured by Qualified Loans through its "AgVantage" program.

Farmer Mac conducts its business through two programs, "Farmer Mac I" and "Farmer Mac II." Under the Farmer Mac I Program, Farmer Mac purchases, or commits to purchase, Qualified Loans, or obligations backed by Qualified Loans, that are not guaranteed by any instrumentality or agency of the United States. Under the Farmer Mac II Program, Farmer Mac purchases the guaranteed portions (the "Guaranteed Portions") of loans guaranteed by the United States Department of Agriculture (the "USDA") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.; the "ConAct").

Pursuant to its statutory authority, Farmer Mac guarantees timely payments of principal and interest on securities backed by Qualified Loans or Guaranteed Portions ("Farmer Mac Guaranteed Securities") and retains those securities in its portfolio or sells them in the capital markets.

Farmer Mac's current principal sources of revenue are: (1) fees it receives in connection with its guarantees and commitments to purchase Qualified Loans; and
(2) net interest income earned on its retained portfolio of Farmer Mac Guaranteed Securities, Qualified Loans, AgVantage bonds and investments.

During 2001, Farmer Mac purchased Qualified Loans through its Farmer Mac I cash window program from 63 Sellers operating throughout the United States. During the year, the top 10 Sellers generated 72.2 percent of the Farmer Mac I cash window loan volume. This included Qualified Loans sold by Zions First National Bank ("Zions"), Farmer Mac's largest combined Class A and Class C stockholder. Of Farmer Mac's 2001 Farmer Mac I cash window volume for the year, 34.4 percent was purchased from Zions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The  accounting  and  reporting  policies of Farmer Mac conform  with  generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the reserve for losses) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.
Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

(a)   Principles of Consolidation

Prior to 1999, Farmer Mac maintained two wholly owned subsidiaries. During 1999, these subsidiaries and their principal activities, which were to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, were merged into one subsidiary. The consolidated financial statements include the accounts of Farmer Mac and a wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2001, 2000 and 1999.


                                                                              2001         2000           1999
                                                                          ------------ ------------- -------------
                                                                                       (in thousands)
 Cash paid during the year for:
   Interest                                                                $ 75,821      $ 50,493      $ 29,810
   Income taxes                                                               8,200         6,825         4,987
 Non-cash activity:
   Real estate owned acquired through foreclosure                                 -             -         2,102
   Loans acquired and securitized as AMBS                                    99,862       452,124       517,801


Certain loans acquired and securitized as AMBS after the adoption of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), on April 1, 2001, but do not meet the security accounting requirements of SFAS 140, are classified as loans on the accompanying 2001 Consolidated Balance Sheet and the securitization of those loans is excluded from the non-cash activity presented in the table above.

(c)   Investments and Farmer Mac Guaranteed Securities

Farmer Mac classifies investments and Farmer Mac Guaranteed Securities that Farmer Mac has the positive intent and ability to hold to maturity as held-to-maturity. Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts. Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity. Certain of the securities previously classified as available-for-sale were reclassified as trading securities with the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and are reported at their fair value, with unrealized gains and losses included in earnings. Premiums, discounts and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method. Interest income on investments and Farmer Mac Guaranteed Securities is recorded on an accrual basis unless the collection of interest is considered doubtful.

Farmer Mac receives yield maintenance payments when certain Qualified Loans prepay. These payments mitigate Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the Qualified Loans not prepaid. Yield maintenance payments are recognized as interest income in the Consolidated Statements of Operations upon receipt.

(d)   Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at amortized cost. Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or market. Of the loans held by Farmer Mac as of December 31, 2001, $175.8 million were held for investment and $25.8 million were held for sale. Of the loans held by Farmer Mac as of December 31, 2000, $18.6 million were held for investment and $11.6 million were held for sale.

(e)   Securitization of Qualified Loans

Farmer Mac issues guaranteed securities backed by Qualified Loans. Farmer Mac generates guarantee fees for the Corporation as compensation for assuming the credit risk on the Qualified Loans underlying the securities. Farmer Mac issued $99.9 million, $519.9 million and $694.6 million of Farmer Mac Guaranteed Securities during each of the years ended December 31, 2001, 2000, and 1999, respectively. The guarantee fees are recognized as earned over the lives of the underlying loans. After the adoption of SFAS 140 on April 1, 2001, certain loans that were acquired and securitized as AMBS, but do not meet the security accounting requirements of SFAS 140, are classified as loans on the accompanying 2001 Consolidated Balance Sheet and the guarantee fees earned are classified as interest income on the accompanying 2001 Consolidated Statement of Operations.

Periodically, Farmer Mac sells its guaranteed securities to capital market investors. When sold, a gain is recognized to the extent sale proceeds exceed the cost basis of the security.

(f)   Non-Performing Loans

Non-performing (or "impaired") loans are loans for which it is probable that Farmer Mac will not receive all amounts contractually due and include all loans 90 days or more past due. When a Qualified Loan collateralizing a Farmer Mac I Security is placed on non-accrual status, the interest income due to the security holder is accrued as part of the provision for losses until Farmer Mac purchases the loan from the pool and the principal amount is passed through to the investor. When a loan held by Farmer Mac is determined to be impaired, interest due on the loan is not recognized as interest income until the payment is received from the borrower. Interest previously accrued on loans held by Farmer Mac or interest advanced to security holders is charged against the loss reserve when deemed uncollectible.

(g)   Financial Derivatives

A financial derivative is a financial instrument that has one or more underlyings and one or more notional amounts, requires no significant initial net investment, and has terms that require net settlement. Farmer Mac enters into financial derivative contracts as an end-user, not for trading or speculative purposes. Farmer Mac uses financial derivatives to adjust the characteristics of Farmer Mac's debt to match the characteristics of Farmer Mac's mortgage assets.

When financial derivatives meet specific criteria, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy SFAS 133 hedge criteria are not accounted for as hedges. Changes in fair value of those financial derivatives are reported in income or expense.

Prior to the adoption of SFAS 133, when financial derivatives met specific criteria, they were accounted for either as synthetic instruments or as hedges. When financial derivatives were accounted for as synthetic instruments, primarily interest-rate contracts, the net differential received or paid was recognized on an accrual basis. When financial derivatives were accounted for as hedges, the related fair value gains or losses were deferred as an adjustment to the hedged asset or liability. Upon termination of a hedge relationship, the deferred gain or loss was amortized over the remaining effective life of the hedged asset or liability. Interest payments received or paid under financial derivatives qualifying as hedges were recognized on an accrual basis.

(h)   Notes and Bonds Payable

Notes and bonds payable are classified as due within one year or due after one year based on their contractual maturities. Debt issuance costs, including gains and losses related to hedging activities, are deferred and amortized to interest income or expense using the effective interest method over the estimated life of the related debt.

(i)   Reserve for Losses

Farmer Mac maintains a reserve for losses to cover potential losses on loans, including Qualified Loans underlying Post-1996 Act Farmer Mac I Securities and LTSPCs. The reserve is maintained at a level management deems adequate to cover potential principal losses and interest losses related to loans that are 90 days or more delinquent. The reserve is increased through periodic provisions charged to expense and reduced by charge-offs for actual loan losses, net of recoveries. In estimating potential losses on loans and outstanding Farmer Mac guarantees, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the Qualified Loans, delinquency trends and historical charge-off and recovery activity. No reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act or securities issued under the Farmer Mac II Program ("Farmer Mac II Securities"). Farmer Mac I Securities issued prior to the 1996 Act are supported by unguaranteed subordinated interests, which are expected to exceed the estimated credit losses on those securities. Guaranteed Portions collateralizing Farmer Mac II Securities are guaranteed by the USDA.

(j)   Earnings Per Share

The following schedule reconciles basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999. Basic earnings per share is based on the weighted average common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding adjusted to include all potentially dilutive common stock.

                                   2001                             2000                           1999
                      -------------------------------  ------------------------------  -------------------------------
                                 Dilutive                         Dilutive                        Dilutive
                        Basic     stock     Diluted     Basic      stock     Diluted    Basic      stock      Diluted
                         EPS     options      EPS        EPS      options      EPS       EPS      options       EPS
                      -------------------------------  ------------------------------  -------------------------------
                                                  (in thousands, except per share amounts)
 Net income            $16,280    $  -     $16,280     $10,437     $  -     $10,437     $ 6,921    $  -      $ 6,921
 Weighted-average       11,329     440      11,769      11,064      293      11,357      10,839     397       11,236
   shares
 Earnings per share     $ 1.44              $ 1.38      $ 0.94               $ 0.92      $ 0.64               $ 0.62


(k)   Income Taxes

Deferred tax assets and liabilities are recognized based on the expected future tax effect of existing differences between the financial reporting and tax reporting bases of assets and liabilities using enacted statutory tax rates. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(l)   Comprehensive Income

Comprehensive income, which is presented in the Consolidated Statements of Changes in Stockholders' Equity, represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income, unrealized gain/(loss) on securities available-for-sale and the cumulative effect of the mark-to-market of financial derivatives classified as cash flow hedges pursuant to SFAS 133.

(m)   New Accounting Standards

As amended, SFAS 133 became effective as of January 1, 2001. SFAS 133 requires financial derivatives to be measured and recorded at fair value. Pursuant to generally accepted accounting practices prior to SFAS 133, derivatives were generally accounted for as off-balance sheet items and disclosed in the consolidated financial statement footnotes.

The cumulative effect of this change in accounting principles recognized on January 1, 2001 was a reduction to net income of $726,000 and a negative adjustment to other comprehensive income within stockholders' equity of $8.6 million. The Corporation expects that SFAS 133 will increase volatility in earnings and accumulated other comprehensive income.

In September 2000, the Financial Accounting Standards Board issued SFAS 140. SFAS 140 was applied as of April 1, 2001 as required by the standard. SFAS 140 does not materially affect the Corporation's results of operations or financial position, but does result in the Corporation classifying as loans certain Farmer Mac Guaranteed Securities ("AMBS") that prior to the implementation of SFAS 140 would have been classified as securities.

(n)   Reclassifications

Certain reclassifications of prior year information were made to conform to the 2001 presentation.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments as of December 31, 2001 and 2000 were as follows. Fair value was estimated based on quoted market prices.


                                                  2001                                               2000
                          ------------------------------------------------------   ------------------------------------------------
                              Amortized   Unrealized   Unrealized                    Amortized  Unrealized   Unrealized
                                Cost        Gain          Loss       Fair Value        Cost         Gain        Loss     Fair Value
                          -------------- ------------ ------------ -------------   ------------ ----------- ------------ -----------
                                                                          (in thousands)
 Held-to-maturity:
   Cash investment in
    guaranteed investment
    contract                  $ 10,602         $ -      $ (263)       $ 10,339       $ 57,937     $ 1,209       $ (26)    $ 59,120
                          ------------- ----------- ----------- ----------------   ------------ ----------- ------------  ----------
    Total held-to-maturity      10,602           -        (263)         10,339         57,937       1,209         (26)      59,120

 Available-for-sale:
   Asset-backed
    securities                  17,970           9           -          17,979         84,680          56           -       84,736
   Corporate debt
    securities                 438,333         971           -         439,304        247,967          40           -      248,007
   Certificates of deposit           -           -           -               -         35,992          14           -       36,006
   Preferred Stock             166,581         637           -         167,218              -           -           -            -
   Mortgage-backed
    securities                 337,622           -        (945)        336,677        413,599           -      (3,528)     410,071
                          ------------- ----------- ----------- ----------------   ----------- ----------- ----------- ------------
    Total available-for-sale   960,506       1,617        (945)        961,178        782,238         110      (3,528)     778,820

 Trading:
   Mortgage-backed
   securities                   35,575         599           -          36,174              -           -           -            -
                          ------------- ----------- ----------- ----------------   ----------- ----------- ----------- ------------
    Total trading               35,575         599           -          36,174              -           -           -            -

    Total                   $1,006,683     $ 2,216    $ (1,208)    $ 1,007,691      $ 840,175     $ 1,319    $ (3,554)   $ 837,940
                          ------------- ----------- ----------- ----------------   ----------- ----------- ----------- ------------


The amortized cost, fair value and yield of investments by remaining contractual maturity as of December 31, 2001 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages. As part of the implementation of SFAS 133, Farmer Mac reclassified certain investments from held-to-maturity and available-for-sale securities to trading securities.

                                 Available-for-Sale                      Trading                          Total
                        --------------------------------- --------------------------------- ---------------------------------
                         Amortized                         Amortized                         Amortized
                           Cost     Fair Value   Yield       Cost      Fair Value   Yield       Cost     Fair Value   Yield
                        ---------- ----------- ---------- ----------- ------------- -------  ---------- ------------ --------
                                                                  (dollars in thousands)
 Due within one year     $105,021   $105,044    2.44%         $ -          $ -         -     $ 105,021   $ 105,044    2.44%
 Due after one year
   through five years     345,851    346,108    3.08%           -            -         -       345,851     346,108    3.08%
 Due after five years
   through ten years      168,427    169,068    8.08%           -            -         -       168,427     185,769    8.08%
 Due after ten years      341,207    340,958    2.39%       35,576        36,174     6.38%     376,783     377,131    2.77%
                        ---------------------- ---------- ----------- ------------- ------- ----------- ------------ --------
   Total                 $960,506   $961,178    3.64%     $ 35,576      $ 36,174     6.38%   $ 996,082  $1,014,052    3.74%
                        ---------------------- ---------- ----------- ------------- ------- ----------- ------------ --------



4. FARMER MAC GUARANTEED SECURITIES

As of December 31, 2001 and 2000, Farmer Mac Guaranteed Securities included the following:

                                                           As of December 31,
                       ---------------------------------------------------------------------------------
                                           2001                                    2000
                       -----------------------------------------    ------------------------------------
                                         Premiums,                               Premiums,
                                         Discounts                               Discounts
                                         and Other                               and Other
                         Principal       Deferred     Amortized      Principal    Deferred   Amortized
                          Balance          Costs         Cost         Balance      Costs        Cost
                       -------------    -----------  -----------    ------------ ---------- ------------
                                                           (in thousands)
 Farmer Mac I
   AMBS                 $ 1,065,897    $ (2,858)    $ 1,063,039     $ 1,093,898  $ (3,480)  $ 1,090,418
   Other                     73,018         (48)         72,970         109,278       490       109,768
 Farmer Mac II              516,746          59         516,805         427,502        45       427,547
                       -------------    -----------  -----------    ------------ ---------- ------------
   Total                $ 1,655,661    $ (2,847)    $ 1,652,814     $ 1,630,678  $ (2,945)  $ 1,627,733
                       -------------    -----------  -----------    ------------ ---------- ------------



The following table sets forth the amortized costs, unrealized gains and losses and estimated fair values of the Farmer Mac Guaranteed Securities as of December 31, 2001 and 2000. The method used to estimate fair value is described in Note 12.


                                                    As of December 31,
                  ----------------------------------------------------------------------------------
                                     2001                                       2000
                  -----------------------------------------  --------------------------- -----------
                   Held-to-        Available-                   Held-to-     Available-
                   Maturity         for-Sale       Total        Maturity      for-Sale      Total
                  ------------  ------------- -------------  ------------  ------------- -----------
                                                    (in thousands)
 Amortized cost   $ 589,775       $1,063,039   $1,652,814     $ 537,315      $ 1,090,41   $1,627,733
 Unrealized gain     34,321           37,562       71,883        19,572          52,260       71,832
 Unrealized loss          -                -            -             -               -            -
                  ------------  ------------- -------------  ------------  ------------- -----------
Fair value        $ 624,096       $1,100,601   $1,724,697     $ 556,887      $ 1,142,67   $1,699,565
                  ------------  ------------- -------------  ------------  ------------- -----------


Of the total Farmer Mac Guaranteed Securities held by Farmer Mac as of December 31, 2001, $1.5 billion are fixed-rate or reprice after one year. During 2001, Farmer Mac sold $99.9 million of AMBS from its available-for-sale portfolio at par. During 2000, Farmer Mac sold $159.9 million of AMBS from its available-for-sale portfolio at par.

Certain loans that were purchased and securitized after the adoption of SFAS 140 on April 1, 2001, but fail to meet the security accounting requirements of SFAS 140, are classified as loans on the accompanying 2001 Consolidated Balance Sheet.

5. FINANCIAL DERIVATIVES

A financial derivative is a financial instrument that has one or more underlyings and one or more notional amounts, requires no significant initial net investment, and has terms that require net settlement. Farmer Mac enters into derivative instruments as an end-user, not for speculative purposes. Farmer Mac enters into interest-rate contracts, including interest-rate swaps and caps, to adjust the characteristics of Farmer Mac's debt to match more closely the characteristics of the Corporation's assets and to derive an overall lower effective fixed-rate cost of borrowing than would otherwise be available to the Corporation in the conventional debt market. Farmer Mac enters into interest-rate swaps, forward sale contracts of GSE debt and mortgage-backed securities and U.S. Treasury based futures contracts to manage interest-rate risk exposure related to loan purchases and anticipated debt issuances.

Interest-Rate Contracts and Hedge Instruments

Farmer Mac uses interest-rate swaps and caps to reduce interest-rate risk related to specific assets (asset-linked) or liabilities (debt-linked). Interest-rate swaps are contractual agreements between two entities for the exchange of periodic payments based on a notional amount and agreed-upon fixed and variable rates. Interest-rate swaps are entered into in conjunction with the purchase of Qualified Loans and investments or the issuance of debt to synthetically create LIBOR-based variable rate instruments. Interest-rate caps are agreements in which one entity makes a one-time, up-front premium payment to another party in exchange for the right to receive payments based on a notional amount and the amount, if any, by which the agreed-upon index rate exceeds the specified "cap" rate. Interest-rate caps are purchased to effectively "uncap" certain variable-rate investments or loans.

Although interest-rate contracts reduce Farmer Mac's exposure to interest-rate risk, they may increase credit risk exposure. Credit risk arises from the possibility that a counterparty will not perform according to the terms of the contract. Farmer Mac mitigates credit risk by dealing with counterparties with high credit ratings (no less than BBB+ as of December 31, 2001), establishing and maintaining collateral requirements and entering into netting agreements. Netting agreements provide for netting all amounts receivable and payable under all transactions between Farmer Mac and a single counterparty covered by the netting agreement. Farmer Mac's exposure to credit risk related to interest-rate contracts is based on the cost to replace all outstanding interest-rate contracts for each counterparty with which Farmer Mac was in a net gain position ("net replacement value"), including the effect of netting agreements. As of December 31, 2001 and 2000, the net replacement values of interest rate contracts were $266,000 and $200,000, respectively. As of December 31, 2001 and 2000, none of the net replacement value exposure was collateralized.

Farmer Mac uses hedge instruments, currently consisting of forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities, to reduce its interest-rate risk exposure related to the purchase of loans and the anticipated issuance of debt. There were $1.5 million of open futures contracts as of December 31, 2001, compared to no open futures contracts as of December 31, 2000. The outstanding balance of forward sale contracts involving GSE debt and mortgage-backed securities totaled $51.7 million and $8.6 million as of December 31, 2001 and 2000, respectively.

Accounting for Derivatives in 2001

As amended, SFAS 133 became effective as of January 1, 2001. SFAS 133 requires financial derivatives to be measured and recorded at fair value. The cumulative effect of this change in accounting principles recognized on January 1, 2001 was a reduction to net income of $726,000 and a negative adjustment to other comprehensive income within stockholders' equity of $8.6 million. The Corporation expects that SFAS 133 will increase volatility in earnings and accumulated other comprehensive income.

Interest-rate swaps used to hedge corporate debt investments, and forward sale contracts used to hedge Farmer Mac's loan portfolio, are classified and accounted for as fair value hedges. Interest-rate swaps and forward sale contracts used to hedge anticipated debt issuances are classified and accounted for as cash flow hedges. Other financial derivatives, such as futures and interest-rate caps, are not assigned an accounting hedge designation. Farmer Mac's financial derivatives are carried at their fair values. For fair value hedges, the changes in the fair values of the derivatives, along with the changes in fair values of the hedged items, are recorded in earnings. For cash flow hedges, the changes in the fair values of the derivatives are recorded in other comprehensive income and any hedge ineffectiveness is recorded in earnings. For financial derivatives not assigned an accounting hedge designation, the changes in fair value are recorded in earnings.

Net after-tax charges against earnings under SFAS 133 during 2001 totaled $1.2 million, and the net after-tax decrease to other comprehensive income totaled $15.5 million. Substantially all of this amount represents the estimated fair values of settled forward sale contracts and the estimated future net interest payments on interest-rate swap contracts, assuming no change in interest rates. Farmer Mac estimates that $1.5 million of the December 31, 2001 balance of accumulated other comprehensive income will be reclassified into earnings over the next twelve months. The Corporation entered into interest-rate swap contracts to hedge anticipated debt issuances and derive a lower effective fixed-rate cost of borrowing for periods of up to 15 years than would otherwise have been available to the Corporation in the conventional debt market. For the year ended December 31, 2001, the ineffectiveness of designated hedges included in Farmer Mac's net income was immaterial.

Accounting for Derivatives in 2000 and 1999

Prior to the implementation of SFAS 133 on January 1, 2001, financial derivatives were generally accounted for as off-balance sheet items and disclosed in the consolidated financial statement footnotes. The net differential received or paid on interest-rate contracts was accrued as an adjustment to interest income or expense of the associated assets or liabilities.

Forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities were monitored for the change in value of the hedge instrument and the change in value of the hedged item. When these changes met certain specified criteria, the hedge instruments qualified for hedge accounting. Under hedge accounting, gains and losses on terminated or matured hedge instruments were deferred as an adjustment to the cost basis of the hedged item and amortized to interest expense using the effective interest method. When the criteria were not met, gains and losses on hedge instruments were recognized directly to income.

6. NOTES PAYABLE

Farmer Mac borrowings are comprised of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of less than one year, whereas medium-term notes have maturities of one to 15 years. The following table sets forth information related to Farmer Mac's borrowings for 2001 and 2000.

                                          2001                                                          2000
                    -------------------------------------------------------  ------------------------------------------------------
                     Outstanding as of    Average Outstanding   Maximum       Outstanding as of   Average Outstanding    Maximum
                     December 31, 2001      During Year      Outstanding at   December 31, 2000       During Year      Outstanding
                    ------------------- --------------------    at Any       ------------------  --------------------    at  Any
                     Amount      Rate     Amount      Rate     Month End       Amount     Rate     Amount      Rate     Month End
                    ---------   ------- ---------- --------- --------------  ----------- ------  ---------- --------- -------------
                                                                    (dollars in thousands)
 Due within one
  year:
  Discount notes    $2,197,427   2.80%   $2,175,087  4.39%    $2,240,965      $2,013,508  6.37%  $1,945,276   6.47%    $2,205,885
  Current portion
   of medium-
   term notes           35,840   6.07%                                           128,040  5.93%
                    ----------- -------                                      ------------ ------
                     2,233,267   2.85%                                         2,141,548  6.34%

 Due after one
  year:
  Medium-term
   notes due in:
   2002                    -       -                                              98,062  2.37%
   2003                 83,326   5.70%                                           109,517  5.71%
   2004                121,309   5.40%                                            44,511  6.63%
   2005                148,469   6.62%                                           143,213  6.58%
   2006                119,138   5.82%                                            37,066  6.96%
   2007                 12,700   7.41%                                            12,723  7.40%
   Thereafter          483,521   6.20%                                           382,543  6.44%
                    ----------- -------                                      ------------ ------
                       968,463   6.09%                                           827,635  5.92%
                    ----------- -------                                      ------------ ------
   Total            $3,201,730   3.83%                                        $2,969,183  5.96%
                    ----------- -------                                      -------------------







A portion of Farmer Mac's medium-term notes is callable. Callable notes give Farmer Mac the option to redeem the notes at par value on a specified call date or at any time on or after a specified call date. The following table summarizes the maturities, amounts and costs for callable notes by call period as of December 31, 2001.

                 -----------------------------------------
                   Maturity       Amount          Rate
                 ------------ --------------  ------------
                          (dollars in thousands)
 Callable in:
   2002          2004-2016      $ 49,236         6.08%
   2003          2004-2006        37,700         5.74%
   2004            2011            3,400         5.80%

                            --------------  ------------
                                $ 90,336         5.93%
                            --------------  ------------



The following schedule summarizes the earliest repricing date of total borrowings outstanding as of December 31, 2001, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.


                        Earliest Repricing Date of
                          Borrowings Outstanding
                        ----------------------------
                           Amount           Rate
                        --------------   -----------
                           (dollars in thousands)
 Debt repricing in:
  2002                   $2,282,503         2.93%
  2003                      121,026         5.71%
  2004                      100,887         5.56%
  2005                      143,469         6.63%
  2006                       81,438         5.81%
  2007                        2,700         8.07%
  Thereafter                469,707         6.17%
                        --------------   -----------
      Total              $3,201,730         3.84%
                        --------------   -----------



During 2001 and 2000, Farmer Mac called $57.7 million and $40.1 million of callable medium-term notes, respectively.

Authority to Borrow from the Treasury of the United States

Farmer Mac's statutory charter authorizes Farmer Mac to borrow, in extreme circumstances, up to $1.5 billion from the Secretary of the Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the Secretary of the Treasury based on the then current cost of funds to the United States. The charter requires the debt to be repaid within a reasonable time. As of December 31, 2001, Farmer Mac had not utilized this borrowing authority.

7. RESERVE FOR LOSSES

Farmer Mac maintains a reserve to cover potential losses on loans, including those underlying Farmer Mac I Securities and LTSPCs issued since enactment of the 1996 Act. No loss reserve has been provided for Farmer Mac I Securities issued prior to the 1996 Act or for Farmer Mac II Securities. See Note 2(e),
Note 2(i) and Note 11 for more information about Farmer Mac Guaranteed Securities. The reserve for losses covers interest due on loans that are 90 days or more delinquent and, in cases in which the loan is not adequately collateralized, the undercollateralized principal balance. The following is a summary of the changes in the reserve for losses for the years ended December 31, 2001, 2000 and 1999:

                                2001       2000       1999
                             ---------  ---------  ---------
                                    (in thousands)
 Balance, beginning of year   11,323    $ 6,584    $ 3,259
 Provision for losses          6,725      4,739      3,672
 Net charge-offs              (2,164)        -        (347)
                             ---------  ---------  ---------
 Balance, end of year        $15,884    $11,323    $ 6,584
                             ---------  ---------  ---------




A portion of the reserve for losses is specifically allocated to impaired loans when the fair value of the collateral, less the estimated selling cost, is less than the cost basis in the loan. The balance of impaired loans, both on- and off-balance sheet, and the related reserve amount specifically allocated to those impaired loans as of December 31, 2001 and 2000 are summarized in the following table:

                                             2001                                 2000
                           -------------------------------------- -------------------------------------
                             Balance      Reserve    Net Balance    Balance     Reserve    Net Balance
                           -----------  ---------- -------------- ----------- ---------- --------------
                                                            (in thousands)
 Impaired loans with:
   Specific reserve         $ 11,174     $ (3,450)    $ 7,724      $ 2,710      $ (373)      $ 2,337
   No specific reserve        47,105            -      47,105       25,677           -        25,677
                           ------------ ------------ ------------ ------------ -----------  -----------
    Total                   $ 58,279     $ (3,450)   $ 54,829     $ 28,387      $ (373)     $ 28,014
                           ------------ ------------ ------------ ------------ -----------  -----------

During 2001, Farmer Mac purchased 12 defaulted Qualified Loans having a principal balance of $8.3 million from pools underlying Farmer Mac Guaranteed Securities held by third parties. During 2000, Farmer Mac made 2 such purchases for a total of $2.6 million. Farmer Mac recognized interest income on impaired loans of approximately $1.7 million and $853,000 during the years ended December 31, 2001 and 2000, respectively.

8. STOCKHOLDERS' EQUITY

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

Dividends have not been paid to any common stockholders nor does Farmer Mac expect to pay dividends in the foreseeable future. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Stock Option Plan

In 1992 and 1996, Farmer Mac adopted stock option plans for officers to acquire shares of Class C Non-Voting Common Stock. Under the 1992 plan, stock options granted were exercisable immediately, and, if not exercised, will expire 10 years from the date of grant. The exercise price of options under the 1992 plan, which were granted in 1992 and 1993, is $2.19 per share. The maximum number of options that could be issued under the 1992 plan was 345,000, 315,000 of which were issued, net of cancellations. Under the 1996 plan, stock options awarded under the plan vested in thirds over a three-year period with the last installment having vested in June 1998; if not exercised, any options granted under the 1996 plan will expire 10 years from the date of grant. The exercise price of options granted under the 1996 plan, which were issued in 1996, is $2.625. The maximum number of options that could be issued under the 1996 plan was 338,490, all of which were issued. In 1997, Farmer Mac adopted a new stock option plan for all employees and directors, the terms of which are generally the same as for the 1996 plan, except that options issued to directors since June 1, 1998, if not exercised, will expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the 1997 plan, 1,425,869 have been issued, net of cancellations. Options granted during 2001 have exercise prices ranging from $26.20 to $34.91 per share. As of December 31, 2001, 1,110,255 options were outstanding under the 1997 plan. For all stock options granted under all three of the Corporation's plans, the exercise price was equal to the fair market value of the Class C Stock on, or immediately preceding, the grant date.

The following table summarizes stock option activity for 2001 and 2000:

                                                 2001                        2000
                                     ----------------------------   ---------------------------
                                                       Weighted-                    Weighted-
                                                        Average                      Average
                                                       Exercise                     Exercise
                                         Shares         Price         Shares          Price
                                     -------------  -------------   ------------  -------------
 Outstanding, beginning of year        1,529,800       $ 13.39       1,354,975      $ 11.81
 Granted                                 278,411         31.17         472,071        15.33
 Exercised                              (382,588)        10.60        (196,991)        3.88
 Canceled                                (33,740)        17.77        (100,255)       19.86
                                     -------------  ------------    ------------  ------------
 Outstanding, end of year              1,391,883       $ 17.61        1,529,800     $ 13.39
                                     -------------  ------------    ------------- ------------

 Options exercisable at year end       1,079,052                      1,110,484
                                     -------------                  -------------


The following table summarizes information regarding options outstanding as of December 31, 2001:

                                                    Options
                       Options Outstanding        Exercisable
                  ------------------------------ --------------
                                    Weighted-
                                     Average
                                    Remaining
      Exercise      Number of      Contractual     Number of
        Price         Shares          Life          Shares
    ------------- -------------- --------------- --------------

      $ 2.19         90,000          1.5 years       90,000
        2.63        165,087          4.4 years      165,087
       11.83         72,312          5.4 years       72,312
       12.67          1,200          6.7 years        1,200
       12.92          4,050          5.6 years        4,050
       15.13        340,881          8.4 years      227,254
       16.38         27,008          8.7 years       18,005
       18.13          5,000          8.8 years        3,333
       18.25          3,300          5.8 years        3,300
       19.38         20,213          7.7 years       20,213
       20.00        143,886          6.4 years      143,886
       21.19          3,000          8.9 years        1,500
       22.08        237,495          7.4 years      237,495
       22.38          2,000          8.9 years        1,000
       22.94          1,500          7.6 years        1,500
       26.20          2,000          9.1 years            -
       26.92            500          9.3 years            -
       27.75          3,000          9.0 years            -
       31.02          4,627          9.4 years        1,542
       31.20          8,750          9.7 years        2,917
       31.24        253,374          9.4 years       84,458
       31.50          1,500          9.4 years            -
       34.90          1,000          9.7 years            -
       34.91            200          9.7 years            -

              --------------                    --------------
                  1,391,883                       1,079,052
              --------------                    --------------


Farmer Mac uses the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in 2001, 2000 and 1999 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated in the following table:


                                     2001                        2000                      1999
                          ------------------------    -------------------------- ------------------------
                           As Reported   Pro Forma     As Reported   Pro Forma    As Reported  Pro Forma
                          ------------- -----------   ------------- ------------ ----------- ------------
                                               (in thousands, except per share amounts)
 Net income                 $16,280      $14,195       $10,437      $ 8,570        $ 6,921      $ 4,132

 Earnings per share:
  Basic net earnings         $ 1.44       $ 1.25        $ 0.94       $ 0.77         $ 0.64       $ 0.38
  Diluted net earnings       $ 1.38       $ 1.21        $ 0.92       $ 0.76         $ 0.62       $ 0.37


The weighted average fair values of options granted in 2001, 2000 and 1999 were $11.61, $6.13 and $11.24, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

                                       2001         2000         1999
                                    -----------  ----------   -----------
 Risk-free interest rate               5.4%         6.3%         5.7%
 Expected years until exercise       5 years      5 years      5 years
 Expected stock volatility            47.1%        42.7%        48.1%
 Dividend yield                        0.0%         0.0%         0.0%

Restricted Stock

In addition to stock options, the Corporation may issue restricted stock to employees. Restricted stock entitles participants to all the rights of a stockholder, except that some of the shares awarded are subject to forfeiture if the participant is not employed by Farmer Mac at the end of the restriction period and other shares are not subject to forfeiture but may not be disposed of by the participant during the restriction period. The vesting or restriction period is usually one to two years. The value of restricted stock granted to employees is amortized over the vesting period. During 2001 and 2000, 28,602 and 49,374 shares of restricted stock, respectively, were granted, resulting in compensation expense of $1.2 million and $750,000 being recognized during the respective years.

9. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                  2001           2000        1999
                               ------------   ----------  -----------
                                            (in thousands)
 Current                        $ 10,669       $7,602       $4,860
 Deferred                         (2,250)      (1,853)      (1,190)
                               ------------   ----------  -----------
                                 $ 8,419       $5,749       $3,670
                               ------------   ----------  -----------



A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                       2001        2000        1999
                                    ----------- ----------- ------------
                                              (in thousands)
 Tax expense at statutory rate       $ 8,899     $ 5,665      $ 3,601
 Effect of non-taxable
   dividend income                      (386)          -            -
 Other                                   (94)         84           69
                                    ----------- ----------- ------------

 Income tax expense                  $ 8,419     $ 5,749      $ 3,670
                                    ----------- ----------- ------------

 Statutory tax rate                    35.0%       35.0%        34.0%
 Effective tax rate                    33.1%       35.5%        34.7%

Components of the deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

                                                                2001         2000
                                                             ------------ ------------
                                                                  (in thousands)
 Deferred tax asset:
   Reserve for losses on guaranteed securities                $ 5,639      $ 4,020
   Unrealized loss on financial derivatives
    designated as cash flow hedges                              8,532            -
   Other                                                          848          217
                                                             ------------ ------------
    Total deferred tax asset                                   15,019        4,237

 Deferred tax liability:
   Unrealized gain on available-for-sale securities            13,153       17,329
                                                             ------------ ------------
    Total deferred tax liability                               13,153       17,329
                                                             ------------ ------------
 Net deferred tax asset/(liability)                           $ 1,866    $ (13,092)
                                                             ------------ ------------



A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. No valuation allowance was considered necessary as of December 31, 2001 and 2000.

10.   EMPLOYEE BENEFITS

On December 28, 1989, Farmer Mac adopted a defined contribution retirement plan for all of its employees. Through 2001, Farmer Mac contributed 13.2 percent of the lesser of an individual's gross salary or $170,000, plus 5.7 percent of the difference between (1) the lesser of the gross salary or $170,000 and (2) the Social Security Taxable Wage Base. The Economic Growth and Tax Relief Reconciliation Act of 2001 increased the $170,000 to $200,000, adjusted for inflation, beginning in 2002. Employees in service prior to December 7, 2000 are fully vested in contributions made to the plan after they have been employed by Farmer Mac for two years. Employees beginning service after December 7, 2000 are fully vested after they have been employed for three years. Pension expense for the years ended December 31, 2001, 2000 and 1999 was $376,000, $327,000 and
$358,000, respectively.


11. OFF-BALANCE SHEET GUARANTEES, COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES

Farmer Mac is a party to agreements involving off-balance sheet risk. These agreements include Farmer Mac guarantees and commitments to purchase and sell loans. Farmer Mac uses these agreements in the normal course of business to fulfill its statutory purpose of increasing liquidity for agricultural and rural residential mortgage lenders.

Farmer Mac Guarantees. As of December 31, 2001 and 2000, the balance of outstanding guarantees, excluding Farmer Mac Guaranteed Securities held in the Corporation's portfolio, was as follows:

                                          2001             2000
                                      -------------   --------------
                                             (in thousands)
 Farmer Mac I:
   Post-1996 Act guarantees:
    AMBS                                 $ 366,749      $ 542,697
    LTSPC                                1,884,260        862,804
                                      -------------   --------------
     Total Post-1996 Act guarantees      2,251,009      1,405,501
   Pre-1996 Act guarantees                     461          2,324
                                      -------------   --------------
     Total Farmer Mac I                  2,251,470      1,407,825
 Farmer Mac II Securities                    78,409        90,204
                                      -------------   --------------

     Total Farmer Mac I and II          $2,329,879     $1,498,029
                                      -------------   --------------


AMBS represent guaranteed securities issued after the 1996 Act and for which Farmer Mac assumes 100 percent of the credit risk. An LTSPC is a long-term guarantee arrangement (similar to a swap transaction) in which the recipient of the standby commitment segregates a pool of loans in its portfolio and pays
Farmer Mac an annual fee approximating the usual guarantee fee on the outstanding balance of the loans, in return for Farmer Mac's assumption of the credit risk on those loans. The credit risk related to LTSPCs is the same as that of a swap or AMBS. Pre-1996 Act guarantees include securities issued prior to the 1996 Act. These securities are supported by an unguaranteed subordinated interest that was equal to 10 percent of the initial balance of the loans underlying the securities at issuance. Farmer Mac's guarantee on Farmer Mac II Securities is covered by the "full faith and credit" of the United States by virtue of the USDA guarantee of the principal and interest on all Guaranteed
Portions. For more information about Farmer Mac's credit risk related to off-balance sheet guaranteed securities, see Note 2(i) and Note 7.

Commitments. Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, which means the Seller must pay a fee to extend or cancel the commitment. All optional loan purchase commitments are sold forward under optional loan sale commitments that allow Farmer Mac to cancel the loan sale commitment without penalty should the Seller fail to deliver under the optional loan purchase commitment. As of December 31, 2001, commitments to purchase Farmer Mac I and II loans totaled $21.1 million, of which $4.7 million were optional commitments. Outstanding loan purchase commitments as of December 31, 2000, totaled $13.5 million, of which $5.4 million were optional commitments.

Farmer Mac is exposed to interest-rate risk from the time it commits to purchase a loan to the time it either: (a) sells AMBS backed by the loan or (b) issues debt to retain the loan in its portfolio. There were no commitments to sell AMBS as of December 31, 2001 and $5.7 million was committed as of December 31, 2000. Farmer Mac manages the interest-rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving GSE debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. See Note 5 for information regarding financial derivatives.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity diversification, as well as the range of loan-to-value ratios, for all Farmer Mac I Qualified Loans as of December 31, 2001 and 2000:

                                                  2001                                         2000
                               ------------------------------------------    -------------------------------------------
                                   Post-1996      Pre-1996                     Post-1996       Pre-1996
                                      Act            Act                          Act             Act
                                  Guarantees     Guarantees      Total         Guarantees     Guarantees        Total
                               --------------- --------------- ----------    -------------- ----------------  ----------
                                                                    (in thousands)
 By geographic region (1):
     Northwest                    $1,100,423      $ 10,973     $1,111,396       $ 827,456      $ 16,939       $ 844,395
     Southwest                     1,489,882        23,622      1,513,504       1,017,615        35,877       1,053,492
     Mid-North                       423,044         9,433        432,477         398,402        13,954         412,356
     Mid-South                       136,623         5,516        142,139         115,337        12,668         128,005
     Northeast                       196,267         2,862        199,129          89,583         4,005          93,588
     Southeast                       163,009         4,001        167,010          84,164        11,291          95,455
                               --------------- ------------- --------------   --------------- ------------- ------------

       Total                      $3,509,248      $ 56,407     $3,565,655      $2,532,557      $ 94,734      $2,627,291
                               --------------- ------------- --------------   --------------- ------------- ------------

 By commodity:
     Crops                        $1,615,529      $ 33,627     $1,649,156      $1,262,009      $ 58,743      $1,320,752
     Livestock                       672,364         6,779        679,143         466,226        12,809         479,035
     Permanent plantings           1,061,209        16,001      1,077,210         692,863        23,182         716,045
     Part-time farms                 160,146             -        160,146         111,459             -         111,459
                               --------------- ------------- --------------   --------------- ------------- ------------
       Total                      $3,509,248      $ 56,407     $3,565,655      $2,532,557      $ 94,734      $2,627,291
                               --------------- ------------- --------------   --------------- ------------- ------------

 By loan-to-value:
        0.00% to 40.00%            $ 899,226       $ 5,869      $ 905,095       $ 586,299      $ 11,518       $ 597,817
       40.01% to 50.00%              753,382         7,771        761,153         544,429        16,211         560,640
       50.01% to 60.00%              898,810        22,666        921,476         625,057        30,802         655,859
       60.01% to 70.00%              859,084        17,394        876,478         669,737        31,429         701,166
       70.01% to 80.00%               84,476         2,707         87,183          95,065         4,774          99,839
       80.01% to 90.00%               14,270                       14,270          11,970                        11,970
                              --------------- ------------- --------------    --------------- ------------- ------------
       Total                      $3,509,248      $ 56,407     $3,565,655      $2,532,557      $ 94,734      $2,627,291
                              --------------- ------------- --------------    --------------- ------------- ------------

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

12.   FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and the carrying values for financial assets and liabilities as of December 31, 2001 and 2000. Significant estimates, assumptions and present value calculations are used for the following disclosure, resulting in a high degree of subjectivity in the indicated fair values. Accordingly, these estimated fair values are not necessarily indicative of what Farmer Mac would realize in an actual sale or purchase.

                                                            2001                        2000
                                                 -------------------------    -------------------------
                                                  Estimated      Carrying      Estimated      Carrying
                                                  Fair Value      Amount       Fair Value      Amount
                                                 -----------   -----------    ------------   ----------
                                                                      (in thousands)
 Financial assets:
    Cash and cash equivalents                     $ 437,831     $ 437,831     $ 537,871     $ 537,871
    Investment securities                         1,007,691     1,007,954       837,940       836,757
    Farmer Mac guaranteed securities              1,724,697     1,690,376     1,699,565     1,679,993
    Loans                                           204,496       201,812        30,555        30,279
    Financial derivatives                                15            15             -             -
    Off-balance sheet items in a gain position:
     Commitments to purchase loans                        -             -           388             -
     Interest-rate contracts                              -             -           554             -

 Financial liabilities:
    Notes and bonds payable:
     Due within one year                          2,234,240     2,233,267     2,204,846     2,141,548
     Due after one year                           1,020,989       968,463       797,983       827,635
     Financial derivatives                           20,762        20,762             -             -
    Off-balance sheet items in a loss position:
     Commitments to sell GSE debt securities              -             -           253             -
     Interest-rate contracts                              -             -        18,416             -



The estimated fair values for Farmer Mac's financial derivatives are calculated by generating multiple paths for future interest rates. The estimated fair value calculations for Farmer Mac Guaranteed Securities, loans, interest-rate contracts and notes payable use a Monte Carlo simulation model to forecast the expected interest rates for each respective instrument. These forecasted interest rates are then used to discount the projected cash flows of each instrument to derive the estimated fair value. For cash and cash equivalents, the carrying amount approximates fair value. For investment securities, futures contracts and commitments to purchase and sell GSE debt and mortgage-backed securities, fair value is based on quoted market prices.

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                  2001 Quarter Ended                           2000 Quarter Ended
                                   --------------------------------------------- ---------------------------------------------
                                     Dec 31    Sept 30     June 30     Mar 31      Dec 31     Sept 30    June 30     Mar 31
                                   --------- ---------- ----------- ------------ --------- ----------- ---------- ------------
                                                        (dollars in thousands, except per share amounts)
 Interest income                   $ 39,253   $ 45,160    $ 46,369   $ 50,431    $ 52,567    $ 51,017   $ 46,944    $ 44,892
 Interest expense                    32,056     37,292      39,947     44,978      48,061      46,685     42,700      40,276
                                   --------- ---------- ----------- ------------ ---------  ---------- ---------- ------------
     Net interest income             7,197      7,868       6,422      5,453       4,506       4,332      4,244       4,616

 Guarantee fee income                4,534      4,177       3,669      3,428       3,368       2,972      2,755       2,582
 Gains/(Losses) on derivatives         317       (295)       (159)      (589)          -           -          -           -
 Miscellaneous                         140        137         116        166         149          78        (10)        182
                                   --------- ---------- ----------- ------------ ---------  ---------- ---------- ------------
 Total revenues                     12,188     11,887      10,048      8,458       8,023       7,382      6,989       7,380

 Expenses                            4,420      4,504       4,242      3,988       3,564       3,143      3,834       3,725
                                   --------- ---------- ----------- ------------ ---------  ---------- ---------- ------------

 Income before income taxes          7,768      7,383       5,806      4,470       4,459       4,239      3,155       3,655
 Income tax expense                  2,287      2,455       2,091      1,588       1,586       1,505      1,362       1,297
 Cumulative effect of change
  in accounting principles               -          -           -       (726)          -           -          -           -
                                   --------- ---------- ----------- ------------ ---------  ---------- ---------- ------------
 Net income                        $ 5,481    $ 4,928     $ 3,715    $ 2,156     $ 2,873     $ 2,734    $ 1,793     $ 2,358
                                   --------- ---------- ----------- ------------ ---------  ---------- ---------- ------------
 Earnings Per Share:
    Basic net earnings              $ 0.48     $ 0.43      $ 0.33     $ 0.19      $ 0.26      $ 0.25     $ 0.22      $ 0.22
    Diluted net earnings            $ 0.46     $ 0.41      $ 0.32     $ 0.18      $ 0.25      $ 0.24     $ 0.22      $ 0.21

 Earnings per share before
  cumulative effect of change
  in accounting principles:
    Basic net earnings              $ 0.48     $ 0.43      $ 0.33     $ 0.26      $ 0.26      $ 0.25     $ 0.22      $ 0.22
    Diluted net earnings            $ 0.46     $ 0.41      $ 0.32     $ 0.25      $ 0.25      $ 0.24     $ 0.22      $ 0.21




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2002.

Item 11.   Executive Compensation

      The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2002.

Item 13.   Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2002.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)    (1)   Financial Statements.

            Refer to Item 8 above.

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

*     3.2   -    Amended  and  restated  Bylaws  of  the  Registrant (Form  10-Q filed August 12, 1999).

+*    10.1  -    Stock  Option  Plan  (Previously  filed as Exhibit 19.1 to Form
                 10-Q filed November 10, 1992).

+*    10.1.1 -   Amendment No. 1  to  Stock  Option  Plan (Previously  filed  as
                 Exhibit 10.2 to Form 10-Q filed August 16, 1993).

+*    10.1.2 -   1996  Stock  Option  Plan  (Form 10-Q filed November 10, 1996).


+*    10.1.3 -   Amended  and Restated  1997 Stock Option  Plan (Form 10-Q filed
                 August 14, 1997).

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

+*    10.2.10 -  Amendment  No.  10  dated  as  of  June 7,  2001  to Employment
                 Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2001).

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

+*    10.3.4 -   Amendment  No.  4  dated  June 1,  1993  to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 30, 1994).


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

+*    10.3.13-   Amendment  No. 13  dated  as  of  June 7,  2001  to  Employment
                 Contract  between  Nancy E.  Corsiglia and the Registrant (Form
                 10-Q filed August 14, 2001).

+*    10.4  -    Employment  Contract  dated  as  of  September 1, 1997  between
                 Tom  D. Stenson  and   the  Registrant  (Previously   filed  as
                 Exhibit 10.8 to Form 10-Q filed November 14, 1997).

+*    10.4.1 -   Amendment  No. 1  dated   as  of  June 4,  1998  to  Employment
                 Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

+*    10.4.2 -   Amendment  No.  2  dated  as  of  June 3,  1999  to  Employment
                 Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.5.2 to Form 10-Q filed August 12, 1999).

+*    10.4.3 -   Amendment  No.  3  dated  as  of  June 1,  2000  to  Employment
                 Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.5.3 to Form 10-Q filed August 14, 2000).

+*    10.4.4 -   Amendment  No. 4   dated   as  of  June 7,  2001  to Employment
                 Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.5.4 to Form 10-Q filed August 14, 2001).

+*    10.5  -    Employment  Agreement  dated   February 1, 2000  between Jerome
                 G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

+*    10.5.1 -   Amendment   No. 1  dated  as   of  June 1, 2000  to  Employment
                 Contract   between  Jerome  G.  Oslick   and   the   Registrant
                 (Previously  filed as Exhibit 10.6.1 to Form  10-Q filed August
                 14, 2000).

+*    10.5.2 -   Amendment  No.  2  dated  as  of  June  7,  2001 to  Employment
                 Contract   between   Jerome   G.  Oslick   and  the  Registrant
                 (Previously  filed as  Exhibit 10.6.2 to Form 10-Q filed August
                 14, 2001).

*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.

**    10.10 -    Lease  Agreement dated June 28, 2001 between EOP-Two Lafayette,
                 L.L.C. and the Registrant.

      21    -    Farmer   Mac   Mortgage   Securities  Corporation,  a  Delaware
                 corporation.

*     99.1  -    Map   of   U. S.   Department  of  Agriculture   (Secretary  of
                 Agriculture's)  Regions  (Previously  filed  as  Exhibit 1.1 to
                 Form 10-K filed April 1, 1991).

**    99.2  -    Letter  from  the  Registrant to the Commission dated March 27,
                 2002  confirming  the  receipt  of representations  from Arthur
                 Andersen  LLP  regarding its audit report for the period ending
                 December 31, 2001.


(b)         Reports on Form 8-K.

          On October 19, 2001, the Registrant filed a report on Form 8-K that attached a press release announcing the Registrant's financial results for third quarter 2001.






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


     /s/ Henry D. Edelman                              March 15, 2002
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

             Name                             Title                   Date

/s/ Charles Eugene Branstool      Chairman of the Board and      March 15, 2002
--------------------------------   Director
Charles Eugene Branstool

    /s/ Henry D. Edelman          President and Chief Executive  March 15, 2002
--------------------------------  Officer (Principal Executive
Henry D. Edelman                  Officer)

    /s/ Nancy E. Corsiglia        Vice President - Finance,      March 15, 2002
--------------------------------  Chief Financial Officer
Nancy E. Corsiglia                and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)

                 Name                               Title               Date

   /s/ Dennis L. Brack                           Director         March 15, 2002
---------------------------------------
Dennis L. Brack

   /s/ Paul A. DeBriyn                           Director         March 15, 2002
---------------------------------------
Paul A. DeBriyn

   /s/ Kenneth E. Graff                          Director         March 15, 2002
---------------------------------------
Kenneth E. Graff

   /s/ W. David Hemingway                        Director         March 15, 2002
---------------------------------------
W. David Hemingway

   /s/ Mitchell A. Johnson                       Director         March 15, 2002
---------------------------------------
Mitchell A. Johnson

   /s/ Lowell L. Junkins                         Director         March 15, 2002
---------------------------------------
Lowell L. Junkins

   /s/ Charles E. Kruse                          Director         March 15, 2002
---------------------------------------
Charles E. Kruse

   /s/ James A. McCarthy                         Director         March 15, 2002
---------------------------------------
James A. McCarthy

   /s/ John G. Nelson                            Director         March 15, 2002
---------------------------------------
John G. Nelson

   /s/ Peter T. Paul                             Director         March 15, 2002
---------------------------------------
Peter T. Paul

   /s/ Marilyn Peters                            Director         March 15, 2002
---------------------------------------
Marilyn Peters

   /s/ John Dan Raines, Jr.                      Director         March 15, 2002
---------------------------------------
John Dan Raines, Jr.

   /s/ Gordon Clyde Southern                   Vice Chairman      March 15, 2002
---------------------------------------
Gordon Clyde Southern                           and Director

   /s/ Clyde A. Wheeler, Jr.                     Director         March 15, 2002
---------------------------------------
Clyde A. Wheeler, Jr.

                                  Exhibit Index



 10.10 - Lease Agreement dated June 28, 2001 between EOP-Two Lafayette, L.L.C. and Federal Agricultural Mortgage Corporation.

  99.2 - Letter from the Registrant to the Commission dated March 27, 2002 confirming the receipt of representations from Arthur Andersen LLP regarding its audit report for the period ending December 31, 2001.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                    FILED BY

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                                                                  Exhibit 10.10

                                 TWO LAFAYETTE
                                WASHINGTON, D.C.














                             OFFICE LEASE AGREEMENT


                                     BETWEEN


         EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company
                                  ("LANDLORD")


                                       AND


  FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation
                                   ("TENANT")

                                TABLE OF CONTENTS

I. Basic Lease Information................................................1

II. Lease Grant...........................................................2

III. Adjustment of Commencement Date; Possession..........................3

IV. Rent..................................................................4

V. Compliance with Laws; Use..............................................7

VI. Security Deposit......................................................7

VII. Services to be Furnished by Landlord.................................7

VIII. Leasehold Improvements..............................................8

IX. Repairs and Alterations...............................................8

X. Use of Electrical Services by Tenant...................................9

XI. Entry by Landlord....................................................10

XII. Assignment and Subletting...........................................10

XIII. Liens..............................................................12

XIV. Indemnity and Waiver of Claims......................................12

XV. Insurance............................................................12

XVI. Subrogation.........................................................13

XVII. Casualty Damage....................................................13

XVIII. Condemnation......................................................14

XIX. Events of Default...................................................14

XX. Remedies.............................................................15

XXI. Limitation of Liability.............................................15

XXII. No Waiver..........................................................16

XXIII.  Quiet Enjoyment..................................................16

XXIV. Relocation.........................................................16

XXV. Holding Over........................................................16

XXVI. Subordination to Mortgages; Estoppel Certificate...................16

XXVII. Attorneys' Fees...................................................17

XXVIII. Notice...........................................................17

XXIX. Excepted Rights....................................................17

XXX. Surrender of Premises...............................................17

XXXI. Miscellaneous......................................................18

XXXII. Entire Agreement..................................................19

                             OFFICE LEASE AGREEMENT

     This Office Lease Agreement (the "Lease") is made and entered into as of the 28th day of June, 2001, by and between EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company ("Landlord") and FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation ("Tenant").

I.    Basic Lease Information.

     A. "Building" shall mean the building located at 1133 21st Street, N.W., Washington, D.C. 20036, and commonly known as Two Lafayette Centre.

     B. "Rentable Square Footage of the Building" is deemed to be 130,704 square feet.

     C. "Premises" shall mean the area shown on Exhibit A to this Lease. The Premises are located on the 6th floor and known as suite number 600. The "Rentable Square Footage of the Premises" is deemed to be 13,652 square feet. If the Premises include one or more floors in their entirety, all corridors and restroom facilities located on such full floor(s) shall be considered part of the Premises. Landlord and Tenant stipulate and agree that the Rentable Square Footage of the Building and the Rentable Square Footage of the Premises are correct and shall not be remeasured.

     D.   "Base Rent":

          Period        Annual Rate         Annual           Monthly
         (Months)     Per Square Foot      Base Rent        Base Rent
          01 - 12          $38.00         $518,775.96       $43,231.33
          13 - 24          $38.95         $531,745.44       $44,312.12
          25 - 36          $39.92         $544,987.80       $45,415.65
          37 - 48          $40.92         $558,639.84       $46,553.32
          49 - 60          $41.94         $572,564.88       $47,713.74
          61 - 72          $42.99         $586,899.48       $48,908.29
          73 - 84          $44.07         $601,643.64       $50,136.97
          85 - 96          $45.17         $616,660.80       $51,388.40
          97- 108          $46.30         $632,087.64       $52,673.97
         109- 120          $47.46         $647,923.92       $53,993.66

     E.   "Tenant's Pro Rata Share": 10.4450%.

     F.   "Base Year" for Taxes: 2002; "Base Year" for Expenses: 2002. -

     G. "Term": A period of 120 months. The Term shall commence on December 1, 2001 (the "Commencement Date") and, unless terminated early in accordance with this Lease, end on November 30, 2011 (the "Termination Date"). However, if Landlord is required to Substantially Complete (defined in Section III.A) any Landlord Work (defined in Section I.O.) prior to the Commencement Date under the terms of a Work Letter (defined in Section I.O): (1) the date set forth in the prior sentence as the "Commencement Date" shall instead be defined as the "Target Commencement Date" by which date Landlord will use reasonable efforts to Substantially Complete the Landlord Work; and (2) the actual "Commencement Date" shall be the date on which the Landlord Work is Substantially Complete, as determined by Section III.A. In such circumstances, the Termination Date will instead be the last day of the Term as determined based upon the actual Commencement Date. Landlord's failure to Substantially Complete the Landlord Work by the Target Commencement Date shall not be a default by Landlord or otherwise render Landlord liable for damages. Promptly after the determination of the Commencement Date, Landlord and Tenant shall enter into a commencement letter agreement in the form attached as Exhibit C. Landlord shall use reasonable efforts to provide Tenant with advance notice (which may be given orally) of the estimated Commencement Date at least 1 week prior to such estimated Commencement Date, but Landlord's failure to accurately estimate the Commencement Date shall in no manner affect the Commencement Date or any other obligations of Landlord or Tenant hereunder.

     H. Tenant allowance(s): an amount not to exceed $225,000.00 as further described in the attached Exhibit D.

     I.   "Security Deposit": NONE.

     J.   "Guarantor(s)": NONE.

     K.   "Broker(s)": Donohoe Real Estate Services.

     L.   "Permitted Use": general office use.

     M.   "Notice Addresses":

      Tenant:

     On and after the Commencement Date, notices shall be sent to Tenant at the Premises. Prior to the Commencement Date, notices shall be sent to Tenant at the following address:

      919 Eighteenth Street, NW
      Suite 200
      Washington, D. C.  20006
      Attention: General Counsel
      Phone #:  202.872.7700
      Fax #:  202.872.7713


       Landlord:                        With a copy to:

      EOP-Two Lafayette, L.L.C.         Equity Office Properties
                               -
      c/o Equity Office Properties      Two North Riverside Plaza
      1111 19th Street,  N.W., Suite    Suite 2100
      1120                              Chicago, Illinois 60606
      Washington, D.C.  20036           Attention:  Washington, DC Regional
      Attention:  Building Manager      Counsel


          Rent  (defined  in  Section  IV.A) is  payable  to the order of Equity
          Office  Properties  at  the  following   address:   P.O.  Box  828680,
          Philadelphia, Pennsylvania 19182-8680.

     N. "Business Day(s)" are Monday through Friday of each week, exclusive of New Year's Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day and Christmas Day ("Holidays"). Landlord may designate additional Holidays, provided that the additional Holidays are commonly recognized by other office buildings in the area where the Building is located.

     O. "Landlord Work" means the work, if any, that Landlord is obligated to perform in the Premises pursuant to a separate work letter agreement (the "Work Letter"), if any, attached as Exhibit D. If a Work Letter is not attached to this Lease or if an attached Work Letter does not require Landlord to perform any work, the occurrence of the
          Commencement Date shall not be conditioned upon the performance of work by Landlord and, accordingly, Section III.A. shall not be applicable to the determination of the Commencement Date.

     P. "Law(s)" means all applicable statutes, codes, ordinances, orders, rules and regulations of any municipal or governmental entity.

     Q. "Normal Business Hours" for the Building are 8:00 A.M. to 6:00 P.M. on Business Days and 8:00 A.M. to 2:00 P.M. on Saturdays.

     R. "Property" means the Building and the parcel(s) of land on which it is located and the Building garage and other improvements serving the Building, if any, and the parcel(s) of land on which they are located.

II.   Lease Grant.

     Landlord leases the Premises to Tenant and Tenant leases the Premises from Landlord, together with the right in common with others to use any portions of the Property that are designated by Landlord for the common use of tenants and others, such as sidewalks, unreserved parking areas, common corridors, elevator foyers, restrooms, vending areas and lobby areas (the "Common Areas").

III.  Adjustment of Commencement Date; Possession.

     A. The Landlord Work shall be deemed to be "Substantially Complete" on the later of (i) the date that all Landlord Work has been performed, other than any details of construction, mechanical adjustment or any other similar matter, the noncompletion of which does not materially interfere with Tenant's use of the Premises; and (ii) the date Landlord receives the temporary or permanent certificate of occupancy with respect to the Landlord Work performed by Landlord or its contractors in the Premises. However, if Landlord is delayed in the performance of the Landlord Work as a result of any Tenant Delay(s) (defined below), the Landlord Work shall be deemed to be Substantially Complete on the date that Landlord could reasonably have been expected to Substantially Complete the Landlord Work absent any Tenant Delay. "Tenant Delay" means any act or omission of Tenant or its agents, employees, vendors or contractors that actually delays the Substantial Completion of the Landlord Work, including, without limitation: (1) Tenant's failure to furnish information or approvals within any time period specified in this Lease, including the failure to prepare or approve preliminary or final plans by any applicable due date; (2) Tenant's selection of equipment or materials that have long lead times after first being informed by Landlord in writing that the selection may result in a delay; (3) changes requested or made by Tenant to previously approved plans and specifications; (4) performance of work in the Premises by Tenant or Tenant's contractor(s) during the performance of the Landlord Work; or (5) if the performance of any portion of the Landlord Work depends on the prior or simultaneous performance of work by Tenant, a delay by Tenant or Tenant's contractor(s) in the completion of such work.

     B. Subject to Landlord's obligation to perform Landlord Work and Landlord's obligations under Section IX.B., the Premises are accepted by Tenant in "as is" condition and configuration. By taking possession of the Premises, Tenant agrees that the Premises are in good order and satisfactory condition, and that there are no representations or warranties by Landlord regarding the condition of the Premises or the Building. Notwithstanding the foregoing, Landlord shall be responsible for latent defects in the Landlord Work of which Tenant notifies Landlord to the extent that the correction of such defects is covered under valid and enforceable warranties given Landlord by contractors or subcontractors performing the Landlord Work. Landlord, at its option, may pursue such claims directly or assign any such warranties to Tenant for enforcement. If Landlord is delayed delivering possession of the Premises or any other space due to the holdover or unlawful possession of such space by any party, Landlord shall use reasonable efforts to obtain possession of the space. If Landlord is required to Substantially Complete Landlord Work before the Commencement Date, the Commencement Date and Termination Date shall be determined by Section I.G.

     C. If Tenant takes possession of the Premises before the Commencement Date, such possession shall be subject to the terms and conditions of this Lease and Tenant shall pay Rent (defined in Section IV.A.) to Landlord for each day of possession before the Commencement Date.
          However, except for the cost of services requested by Tenant (e.g. freight elevator usage), Tenant shall not be required to pay Rent for any days of possession before the Commencement Date during which Tenant, with the reasonable approval of Landlord, is in possession of the Premises for the sole purpose of performing improvements or installing furniture, equipment or other personal property.

          Landlord shall permit Tenant or its agents or invitees to enter the Premises at Tenant's sole risk prior to the Commencement Date, provided that Landlord had legal possession of the Premises, in order to perform, through Tenants own contractors, such work as Tenant may desire, at the same time that Landlord's contractors are working in the Premises. The foregoing license to enter the Premises prior to the Commencement Date, however, is conditioned upon Tenant's labor not interfering with Landlord's contractors, the Landlord Work or with any other tenant or its labor. If at any time such entry shall cause disharmony, interference or union disputes of any nature whatsoever, or if Landlord, in Landlord's sole judgment, shall determine that such entry, work or the continuance thereof shall interfere with, hamper or prevent Landlord from proceeding with the completion of the Building or the Landlord Work at the earliest possible date, this license may be withdrawn by Landlord immediately upon written notice to Tenant. Such entry shall be deemed to be under and subject to all of the terms, covenants and conditions of the Lease, and Tenant shall comply with all of the provisions of this Lease which are the obligations or covenants of the Tenant, except that the obligation to pay Rent shall not commence until the earlier of the Commencement Date and the date Tenant commences to conduct business from the Premises. If Tenant's agents or invitees incur any charges by, through or from Landlord or Landlord's contractors, including, but not limited to, charges for use of construction or hoisting equipment on the Building site, such charges shall be deemed an obligation of Tenant and shall be collectible as Rent pursuant to this Lease, and upon default in payment thereof, Landlord shall have the same remedies as for a default in payment of Rent pursuant to this Lease.

IV.   Rent.

     A. Payments. As consideration for this Lease, Tenant shall pay Landlord, without any setoff or deduction, the total amount of Base Rent and Additional Rent due for the Term. "Additional Rent" means all sums (exclusive of Base Rent) that Tenant is required to pay Landlord. Additional Rent and Base Rent are sometimes collectively referred to as "Rent". Tenant shall pay and be liable for all rental, sales and use taxes (but excluding income taxes), if any, imposed upon or measured by Rent under applicable Law. Base Rent and recurring monthly charges of Additional Rent shall be due and payable in advance on the first day of each calendar month without notice or demand, provided that the installment of Base Rent for the first full calendar month of the Term shall be payable upon the execution of this Lease by Tenant. All other items of Rent shall be due and payable by Tenant on or before 30 days after billing by Landlord. All payments of Rent shall be by good and sufficient check or by other means (such as automatic debit or electronic transfer) acceptable to Landlord. If Tenant fails to pay any item or installment of Rent when due, Tenant shall pay Landlord an administration fee equal to 5% of the past due Rent, provided that Tenant shall be entitled to a grace period of 5 days for the first 2 late payments of Rent in a given calendar year. If the Term commences on a day other than the first day of a calendar month or terminates on a day other than the last day of a calendar month, the monthly Base Rent and Tenant's Pro Rata Share of any Tax Excess (defined in Section IV.B.) or Expense Excess (defined in Section IV.B.) for the month shall be prorated based on the number of days in such calendar month. Landlord's acceptance of less than the correct amount of Rent shall be considered a payment on account of the earliest Rent due. No endorsement or statement on a check or letter accompanying a check or payment shall be considered an accord and satisfaction, and either party may accept the check or payment without prejudice to that party's right to recover the balance or pursue other available remedies. Tenant's covenant to pay Rent is independent of every other covenant in this Lease.

     B. Expense Excess and Tax Excess. Tenant shall pay Tenant's Pro Rata Share of the amount, if any, by which Expenses (defined in Section IV.C.) for each calendar year during the Term exceed Expenses for the Base Year (the "Expense Excess") and also the amount, if any, by which Taxes (defined in Section IV.D.) for each calendar year during the Term exceed Taxes for the Base Year (the "Tax Excess"). If Expenses and/or Taxes in any calendar year decrease below the amount of Expenses and/or Taxes for the Base Year, Tenant's Pro Rata Share of
          Expenses and/or Taxes, as the case may be, for that calendar year shall be $0. Landlord shall provide Tenant with a good faith estimate of the Expense Excess and of the Tax Excess for each calendar year during  the Term.  On or before  the first day of each  month,  Tenant shall pay to Landlord a monthly installment equal to one-twelfth of Tenant's Pro Rata Share of Landlord's estimate of the Expense Excess and one-twelfth of Tenant's Pro Rata Share of Landlord's estimate of the Tax Excess. If Landlord determines that its good faith estimate of the Expense Excess or of the Tax Excess was incorrect by a material amount, Landlord may provide Tenant with a revised estimate. After its receipt of the revised estimate, Tenant's monthly payments shall be based upon the revised estimate. If Landlord does not provide Tenant with an estimate of the Expense Excess or of the Tax Excess by January 1 of a calendar year, Tenant shall continue to pay monthly installments based on the previous year's estimate(s) until Landlord provides Tenant with the new estimate. Upon delivery of the new estimate, an adjustment shall be made for any month for which Tenant paid monthly installments based on the previous year's estimate(s). Tenant shall pay Landlord the amount of any underpayment within 30 days after receipt of the new estimate. Any overpayment shall be refunded to Tenant within 30 days or credited against the next due future installment(s) of Additional Rent.

          As soon as is practical following the end of each calendar year, Landlord shall furnish Tenant with a statement of the actual Expenses and Expense Excess and the actual Taxes and Tax Excess for the prior calendar year. Landlord shall use reasonable efforts to furnish the statement of actual Expenses on or before June 1 of the calendar year immediately following the calendar year to which the statement applies. If the estimated Expense Excess and/or estimated Tax Excess for the prior calendar year is more than the actual Expense Excess and/or actual Tax Excess, as the case may be, for the prior calendar year, Landlord shall apply any overpayment by Tenant against Additional Rent due or next becoming due, provided if the Term expires before the determination of the overpayment, Landlord shall refund any overpayment to Tenant after first deducting the amount of Rent due. If the estimated Expense Excess and/or estimated Tax Excess for the prior calendar year is less than the actual Expense Excess and/or actual Tax Excess, as the case may be, for such prior year, Tenant shall pay Landlord, within 30 days after its receipt of the statement of Expenses and/or Taxes, any underpayment for the prior calendar year.

     C. Expenses Defined. "Expenses" means all costs and expenses incurred in each calendar year in connection with operating, maintaining, repairing, and managing the Building and the Property, including, but not limited to:

          1. Labor costs, including, wages, salaries, social security and employment taxes, medical and other types of insurance, uniforms, training, and retirement and pension plans for personnel at or below the level of Building manager or Property manager.

          2. Management fees, the cost of equipping and maintaining a management office, accounting and bookkeeping services, legal fees not attributable to leasing or collection activity, and other administrative costs. Landlord agrees to act in a commercially reasonable manner in incurring such management fees, taking into consideration the Class A nature of the Building. Landlord, by itself or through an affiliate, shall have the right to directly perform or provide any services under this Lease (including management services), provided that the cost of any such services shall not exceed the cost that would have been incurred had Landlord entered into an arms-length contract for such services with an unaffiliated entity of comparable skill and experience.

          3. The cost of services, including amounts paid to service providers and the rental and purchase cost of parts, supplies, tools and equipment.

          4. Premiums and deductibles paid by Landlord for insurance, including workers compensation, fire and extended coverage, earthquake, general liability, rental loss, elevator, boiler and other insurance customarily carried from time to time by owners of comparable office buildings.

          5. Electrical Costs (defined below) and charges for water, gas, steam and sewer, but excluding those charges for which Landlord is reimbursed by tenants. "Electrical Costs" means: (a) charges paid by Landlord for electricity; (b) costs incurred in connection with an energy management program for the Property; and (c) if and to the extent permitted by Law, a fee for the services provided by Landlord in connection with the selection of utility companies and the negotiation and administration of contracts for electricity, provided that such fee shall not exceed 50% of any savings obtained by Landlord. Electrical Costs shall be adjusted as follows: (i) amounts received by Landlord as reimbursement for above standard electrical consumption shall be deducted from Electrical Costs; (ii) the cost of electricity incurred to provide overtime HVAC to specific tenants (as reasonably estimated by Landlord) shall be deducted from Electrical Costs; and (iii) if Tenant is billed directly for the cost of building standard electricity to the Premises as a separate charge in addition to Base Rent, the cost of electricity to individual tenant spaces in the Building shall be deducted from Electrical Costs.

          6. The amortized cost of capital improvements (as distinguished from replacement parts or components installed in the ordinary course of business) made to the Property which are: (a) performed primarily to reduce operating expense costs or otherwise improve the operating efficiency of the Property; or (b) required to comply with any Laws that are enacted, or first interpreted to apply to the Property, after the date of this Lease. The cost of capital improvements shall be amortized by Landlord over the lesser of the Payback Period (defined below) or 5 years. The amortized cost of capital improvements may, at Landlord's option, include actual or imputed interest at the rate that Landlord would reasonably be required to pay to finance the cost of the capital improvement. "Payback Period" means the reasonably estimated period of time that it takes for the cost savings resulting from a capital improvement to equal the total cost of the capital improvement.

               If Landlord incurs Expenses for the Property together with one or more other buildings or properties, whether pursuant to a reciprocal easement agreement, common area agreement or otherwise, the shared costs and expenses shall be equitably prorated and apportioned between the Property and the other buildings or properties. Expenses shall not include: the cost of capital improvements (except as set forth above); depreciation; interest (except as provided above for the amortization of capital improvements); principal payments of mortgage and other non-operating debts of Landlord; the cost of repairs or other work to the extent Landlord is reimbursed by insurance or condemnation proceeds; costs in connection with leasing space in the Building, including brokerage commissions; lease concessions, including rental abatements and construction allowances, granted to specific tenants; costs incurred in connection with the sale, financing or refinancing of the Building; fines, interest and penalties incurred due to the late payment of Taxes (defined in Section IV.D) or Expenses; organizational expenses associated with the creation and operation of the entity which constitutes Landlord; or any penalties or damages that Landlord pays to Tenant under this Lease or to other tenants in the Building under their respective leases. If the Building is not at least 95% occupied during any calendar year or if Landlord is not supplying services to at least 95% of the total Rentable Square Footage of the Building at any time during a calendar year, Expenses shall be determined as if the Building had been 95% occupied and Landlord had been supplying services to 95% of the Rentable Square Footage of the Building during that calendar year. If Tenant pays for its Pro Rata Share of Expenses based on increases over a "Base Year" and Expenses for a calendar year are determined as provided in the prior sentence, Expenses for the Base Year shall also be determined as if the Building had been 95% occupied and Landlord had been supplying services to 95% of the Rentable Square Footage of the Building. The extrapolation of Expenses under this Section shall be performed by appropriately adjusting the cost of those components of Expenses that are impacted by changes in the occupancy of the Building.

     D. Taxes Defined. "Taxes" shall mean: (1) all real estate taxes and other assessments on the Building and/or Property, including, but not limited to, assessments for special improvement districts and building improvement districts, taxes and assessments levied in substitution or supplementation in whole or in part of any such taxes and assessments and the Property's share of any real estate taxes and assessments under any reciprocal easement agreement, common area agreement or similar agreement as to the Property; (2) all personal property taxes for property that is owned by Landlord and used in connection with the operation, maintenance and repair of the Property; and (3) all costs and fees incurred in connection with seeking reductions in any tax liabilities described in (1) and (2), including, without limitation, any costs incurred by Landlord for compliance, review and appeal of tax liabilities. Without limitation, Taxes shall not include any income, capital levy, franchise, capital stock, gift, estate or inheritance tax. If an assessment is payable in installments, Taxes for the year shall include the amount of the installment and any interest due and payable during that year, excepting penalties on past due amounts unpaid by Landlord. For all other real estate taxes, Taxes for that year shall, at Landlord's election, include either the amount accrued, assessed or otherwise imposed for the year or the amount due and payable for that year, provided that Landlord's election shall be applied consistently throughout the Term. If a change in Taxes is obtained for any year of the Term during which Tenant paid Tenant's Pro Rata Share of any Tax Excess, then Taxes for that year will be retroactively adjusted and Landlord shall provide Tenant with a credit, if any, based on the adjustment. Likewise, if a change is obtained for Taxes for the Base Year, Taxes for the Base Year shall be restated and the Tax Excess for all subsequent years shall be recomputed. Tenant shall pay Landlord the amount of Tenant's Pro Rata Share of any such increase in the Tax Excess within 30 days after Tenant's receipt of a statement from Landlord.

     E. Audit Rights. Tenant may, within 90 days after receiving Landlord's statement of Expenses, give Landlord written notice ("Review Notice") that Tenant intends to review Landlord's records of the Expenses for that calendar year. Within a reasonable time after receipt of the Review Notice, Landlord shall make all pertinent records available for inspection that are reasonably necessary for Tenant to conduct its review. If any records are maintained at a location other than the office of the Building, Tenant may either inspect the records at such other location or pay for the reasonable cost of copying and shipping the records. If Tenant retains an agent to review Landlord's records, the agent must be with a licensed CPA firm. Tenant shall be solely responsible for all costs, expenses and fees incurred for the audit. Within 60 days after the records are made available to Tenant, Tenant shall have the right to give Landlord written notice (an "Objection Notice") stating in reasonable detail any objection to Landlord's statement of Expenses for that year. If Tenant fails to give Landlord an Objection Notice within the 60 day period or fails to provide Landlord with a Review Notice within the 90 day period described above, Tenant shall be deemed to have approved Landlord's statement of Expenses and shall be barred from raising any claims regarding the Expenses for that year. If Tenant provides Landlord with a timely Objection Notice, Landlord and Tenant shall work together in good faith to resolve any issues raised in Tenant's Objection Notice. If Landlord and Tenant determine that Expenses for the calendar year are less than reported, Landlord shall either provide Tenant with a credit against the next installment of Rent in the amount of the overpayment by Tenant, or refund the amount to Tenant within 30 days after the expiration or earlier termination of the Lease. Likewise, if Landlord and Tenant determine that Expenses for the calendar year are greater than reported, Tenant shall pay Landlord the amount of any underpayment within 30 days. The records obtained by Tenant shall be treated as confidential. In no event shall Tenant be permitted to examine Landlord's records or to dispute any statement of Expenses unless Tenant has paid and continues to pay all Rent when due.

V.   Compliance with Laws; Use.

     The Premises shall be used only for the Permitted Use and for no other use whatsoever. Tenant shall not use or permit the use of the Premises for any purpose which is illegal, dangerous to persons or property or which, in Landlord's reasonable opinion, unreasonably disturbs any other tenants of the Building or interferes with the operation of the Building. Tenant shall comply with all Laws, including the Americans with Disabilities Act, regarding the operation of Tenant's business and the use, condition, configuration and occupancy of the Premises. Tenant, within 10 days after receipt, shall provide Landlord with copies of any notices it receives regarding a violation or alleged violation of any Laws. Tenant shall comply with the rules and regulations of the Building attached as Exhibit B and such other reasonable rules and regulations adopted by Landlord from time to time. Tenant shall also cause its agents, contractors, subcontractors, employees, customers, and subtenants to comply with all rules and regulations. Landlord shall not knowingly discriminate against Tenant in Landlord's enforcement of the rules and regulations.

VI.   Security Deposit.

      INTENTIONALLY OMITTED.

VII.  Services to be Furnished by Landlord.

     A. Landlord agrees to furnish Tenant with the following services: (1) Water service for use in the lavatories on each floor on which the Premises are located; (2) Heat and air conditioning in season during Normal Business Hours, at such temperatures and in such amounts as are standard for comparable buildings or as required by governmental authority. Tenant, upon such advance notice as is reasonably required by Landlord, shall have the right to receive HVAC service during hours other than Normal Business Hours. Tenant shall pay Landlord the standard charge for the additional service as reasonably determined by Landlord from time to time; (3) Maintenance and repair of the Property as described in Section IX.B.; (4) Janitor service on Business Days in accordance with the janitorial specifications attached hereto as Exhibit H, or such other reasonably comparable specifications designated by Landlord from time to time. If Tenant's use, floor covering or other improvements require special services in excess of the standard services for the Building, Tenant shall pay the additional cost attributable to the special services; (5) Elevator service; (6) Electricity to the Premises for general office use, in accordance with and subject to the terms and conditions in Article X; and (7) such other services as Landlord reasonably determines are necessary or appropriate for the Property.

     B. Landlord's failure to furnish, or any interruption or termination of, services due to the application of Laws, the failure of any equipment, the performance of repairs, improvements or alterations, or the occurrence of any event or cause beyond the reasonable control of Landlord (a "Service Failure") shall not render Landlord liable to Tenant, constitute a constructive eviction of Tenant, give rise to an abatement of Rent, nor relieve Tenant from the obligation to fulfill any covenant or agreement. However, if the Premises, or a material portion of the Premises, is made untenantable for a period in excess of 3 consecutive Business Days as a result of the Service Failure, then Tenant, as its sole remedy, shall be entitled to receive an abatement of Rent payable hereunder during the period beginning on the 4th consecutive Business Day of the Service Failure and ending on the day the service has been restored. If the entire Premises has not been rendered untenantable by the Service Failure, the amount of abatement that Tenant is entitled to receive shall be prorated based upon the percentage of the Premises rendered untenantable and not used by Tenant. In no event, however, shall Landlord be liable to Tenant for any loss or damage, including the theft of Tenant's Property (defined in Article XV), arising out of or in connection with the failure of any security services, personnel or equipment.

VIII. Leasehold Improvements.

     All improvements to the Premises (collectively, "Leasehold Improvements") shall be owned by Landlord and shall remain upon the Premises without compensation to Tenant. However, Landlord, by written notice to Tenant within 30 days prior to the Termination Date, may require Tenant to remove, at Tenant's expense: (1) Cable (defined in Section IX.A) installed by or for the exclusive benefit of Tenant and located in the Premises or other portions of the Building; and (2) any Leasehold Improvements that are performed by or for the benefit of Tenant and, in Landlord's reasonable judgment, are of a nature that would require removal and repair costs that are materially in excess of the removal and repair costs associated with standard office improvements (collectively referred to as "Required Removables"). Without limitation, it is agreed that Required Removables include internal stairways, raised floors, personal baths and showers, vaults, rolling file systems and structural alterations and modifications of any type. The Required Removables designated by Landlord shall be removed by Tenant before the Termination Date, provided that upon prior written notice to Landlord, Tenant may remain in the Premises for up to 5 days after the Termination Date for the sole purpose of removing the Required Removables. Tenant's possession of the Premises shall be subject to all of the terms and conditions of this Lease, including the obligation to pay Rent on a per diem basis at the rate in effect for the last month of the Term. Tenant shall repair damage caused by the installation or removal of Required Removables. If Tenant fails to remove any Required Removables or perform related repairs in a timely manner, Landlord, at Tenant's expense, may remove and dispose of the Required Removables and perform the required repairs. Tenant, within 30 days after receipt of an invoice, shall reimburse Landlord for the reasonable costs incurred by Landlord. Notwithstanding the foregoing, Tenant, at the time it requests approval for a proposed Alteration (defined in Section IX.C), may request in writing that Landlord advise Tenant whether the Alteration or any portion of the Alteration will be designated as a Required Removable. Within 10 days after receipt of Tenant's request, Landlord shall advise Tenant in writing as to which portions of the Alteration, if any, will be considered to be Required Removables.

IX.   Repairs and Alterations.

     A. Tenant's Repair Obligations. Tenant shall, at its sole cost and expense, promptly perform all maintenance and repairs to the Premises that are not Landlord's express responsibility under this Lease, and shall keep the Premises in good condition and repair, reasonable wear and tear and damage by fire or other casualty (subject to the terms of
          Article XVII) excepted. Tenant's repair obligations include, without limitation, repairs to: (1) floor covering; (2) interior partitions;
          (3) doors; (4) the interior side of demising walls; (5) electronic, phone and data cabling and related equipment (collectively, "Cable") that is installed by or for the exclusive benefit of Tenant and located in the Premises or other portions of the Building; (6) supplemental air conditioning units, private showers and kitchens, including hot water heaters, plumbing, and similar facilities serving Tenant exclusively; and (7) Alterations performed by contractors retained by Tenant, including related HVAC balancing. All work shall be performed in accordance with the rules and procedures described in
          Section IX.C. below. If Tenant fails to make any repairs to the Premises for more than 15 days after notice from Landlord (although notice shall not be required if there is an emergency), Landlord may make the repairs, and Tenant shall pay the reasonable cost of the repairs to Landlord within 30 days after receipt of an invoice, together with an administrative charge in an amount equal to 10% of the cost of the repairs.

     B. Landlord's Repair Obligations. Landlord shall keep and maintain in good repair and working order and make repairs to and perform maintenance upon: (1) structural elements of the Building; (2) mechanical (including HVAC), electrical, plumbing and fire/life safety systems serving the Building in general; (3) Common Areas; (4) the roof of the Building; (5) exterior windows of the Building; and (6) elevators serving the Building. Landlord shall promptly make repairs (considering the nature and urgency of the repair) for which Landlord is responsible.

     C. Alterations. Tenant shall not make alterations, additions or improvements to the Premises or install any Cable in the Premises or other portions of the Building (collectively referred to as "Alterations") without first obtaining the written consent of Landlord in each instance, which consent shall not be unreasonably withheld or delayed. However, Landlord's consent shall not be required for any Alteration that satisfies all of the following criteria (a "Cosmetic Alteration"): (1) is of a cosmetic nature such as painting, wallpapering, hanging pictures and installing carpeting; (2) is not visible from the exterior of the Premises or Building; (3) will not affect the systems or structure of the Building; and (4) does not require work to be performed inside the walls or above the ceiling of the Premises. However, even though consent is not required, the performance of Cosmetic Alterations shall be subject to all the other provisions of this Section IX.C. Prior to starting work, Tenant shall furnish Landlord with plans and specifications reasonably acceptable to Landlord; names of contractors reasonably acceptable to Landlord (provided that Landlord may designate specific contractors with respect to Building systems); copies of contracts; necessary permits and approvals; evidence of contractor's and subcontractor's insurance in amounts reasonably required by Landlord; and any security for performance that is reasonably required by Landlord. Changes to the plans and specifications must also be submitted to Landlord for its approval. Alterations shall be constructed in a good and workmanlike manner using materials of a quality that is at least equal to the quality designated by Landlord as the minimum standard for the Building. Landlord may designate reasonable rules, regulations and procedures for the performance of work in the Building and, to the extent reasonably necessary to avoid disruption to the occupants of the Building, shall have the right to designate the time when Alterations may be performed. Tenant shall reimburse Landlord within 30 days after receipt of an invoice for sums paid by Landlord for third party examination of Tenant's plans for non-Cosmetic Alterations. In addition, within 30 days after receipt of an invoice from Landlord, Tenant shall pay Landlord a fee for Landlord's oversight and coordination of any non-Cosmetic Alterations equal to 10% of the cost of the non-Cosmetic Alterations. Upon completion, Tenant shall furnish "as-built" plans (except for Cosmetic
          Alterations), completion affidavits, full and final waivers of lien and receipted bills covering all labor and materials. Tenant shall assure that the Alterations comply with all insurance requirements and Laws. Landlord's approval of an Alteration shall not be a representation by Landlord that the Alteration complies with applicable Laws or will be adequate for Tenant's use.

X.    Use of Electrical Services by Tenant.

     A. Electricity used by Tenant in the Premises shall be paid for by Tenant through inclusion in Expenses (except as provided in Section X.B. for excess usage). Electrical service to the Premises may be furnished by one or more companies providing electrical generation, transmission and distribution services, and the cost of electricity may consist of several different components or separate charges for such services, such as generation, distribution and stranded cost charges. Landlord shall have the exclusive right to select any company providing electrical service to the Premises, to aggregate the electrical service for the Property and Premises with other buildings, to purchase electricity through a broker and/or buyers group and to change the providers and manner of purchasing electricity. Landlord shall be entitled to receive a reasonable fee (if permitted by Law) for the selection of utility companies and the negotiation and administration of contracts for electricity.

     B. Tenant's use of electrical service shall not exceed, either in voltage, rated capacity or overall load 5 watts per rentable square foot of the Premises, which shall be supplied by or through Landlord to the Premises. If Tenant requests permission to consume excess electrical service, Landlord may refuse to consent or may condition consent upon conditions that Landlord reasonably elects (including, without limitation, the installation of utility service upgrades, meters, submeters, air handlers or cooling units), and the additional usage (to the extent permitted by Law), installation and maintenance costs shall be paid by Tenant. Landlord shall deliver at least 5 watts per rentable square foot of the Premises, excluding computer and communications requirements, to Tenant, which electrical capacity may be increased by Tenant at Tenant's sole cost and expense, subject to the electrical capacity available to the Premises, however in no event more than 5 watts per rentable square foot. Landlord shall have the right to separately meter electrical usage for the Premises and to measure electrical usage by survey or other commonly accepted methods.

XI.   Entry by Landlord.

     Landlord, its agents, contractors and representatives may enter the Premises to inspect or show the Premises, to clean and make repairs, alterations or additions to the Premises (provided that Landlord shall only show the Premises during the last 12 months of the Term or during an uncured default by Tenant), and to conduct or facilitate repairs, alterations or additions to any portion of the Building, including other tenants' premises. Except in emergencies or to provide janitorial and other Building services after Normal Business Hours, Landlord shall provide Tenant with reasonable prior notice of entry into the Premises, which may be given orally. If reasonably necessary for the protection and safety of Tenant and its employees, Landlord shall have the right to temporarily close all or a portion of the Premises to perform repairs, alterations and additions. However, except in emergencies, Landlord will not close the Premises if the work can reasonably be completed on weekends and after Normal Business Hours. Entry by Landlord shall not constitute constructive eviction or entitle Tenant to an abatement or reduction of Rent.

XII.  Assignment and Subletting.

     A. Except in connection with a Permitted Transfer (defined in Section XII.E. below), Tenant shall not assign, sublease, transfer or encumber any interest in this Lease or allow any third party to use any portion of the Premises (collectively or individually, a "Transfer") without the prior written consent of Landlord, which consent shall not be unreasonably withheld, conditioned or delayed if Landlord does not elect to exercise its termination rights under Section XII.B below. Without limitation, it is agreed that Landlord's consent shall not be considered unreasonably withheld, conditioned or delayed if: (1) the proposed transferee's financial condition does not meet the criteria Landlord uses to select Building tenants having similar leasehold obligations; (2) the proposed transferee's business is not suitable for the Building considering the business of the other tenants and the Building's prestige, or would result in a violation of another tenant's rights; (3) the proposed transferee is a governmental agency or occupant of the Building (Notwithstanding the foregoing, Landlord will not withhold its consent solely because the proposed transferee is an occupant of the Building if Landlord does not have space available for lease in the Building that is comparable to the space Tenant desires to Transfer. For purposes hereof, Landlord shall be deemed to have comparable space if it has space available on any floor of the Building that is approximately the same size as the space
          Tenant desires to Transfer within 6 months of the proposed commencement of the proposed Transfer.); (4) Tenant is in default after the expiration of the notice and cure periods in this Lease; or
          (5) any portion of the Building or Premises would likely become subject to additional or different Laws as a consequence of the proposed Transfer. Tenant shall not be entitled to receive monetary damages based upon a claim that Landlord unreasonably withheld its consent to a proposed Transfer and Tenant's sole remedy shall be an action to enforce any such provision through specific performance or declaratory judgment. Any attempted Transfer in violation of this Article shall, at Landlord's option, be void. Consent by Landlord to one or more Transfer(s) shall not operate as a waiver of Landlord's rights to approve any subsequent Transfers. In no event shall any Transfer or Permitted Transfer release or relieve Tenant from any obligation under this Lease.

          Notwithstanding anything herein to the contrary, at any time during the Term, Tenant shall have the right to sublet up to an aggregate of 4,000 rentable square feet of the Premises (the "Sublet Premises") without the prior consent of Landlord (the "Permitted Sublease"), provided that: (i) on or before the effective date of any such Permitted Sublease, Tenant and the sublessee under such Permitted Sublease enter into Landlord's standard consent to sublease agreement on the form attached hereto as Exhibit G; (ii) the Permitted Sublease would not result in a violation of an exclusive right granted to another occupant in the Building; (iii) the sublessee under the Permitted Sublease will use the Sublet Premises solely for the Permitted Use and no other use whatsoever; (iv) the sublessee under the Permitted Sublease is not a government agency or occupant of the Building (Notwithstanding the foregoing, in such case, Landlord will not withhold its consent solely because the proposed sublessee is an occupant of the Building if Landlord does not have space available for lease in the Building that is comparable to the space Tenant desires to sublease. For purposes hereof, Landlord shall be deemed to have comparable space if it has space available on any floor of the Building that is approximately the same size as the space Tenant desires to sublease within 6 months of the proposed commencement of the proposed sublease.); and (v) no portion of the Building or Premises or Sublet Premises would become subject to additional or different governmental Laws as a consequence of the Permitted Sublease and/or the proposed sublessee's use and/or occupancy of the Premises. Landlord, within a reasonable time after receipt of such request, shall provide Tenant with a written list of any then current restrictions or limitations. Notwithstanding anything to the contrary contained herein, Landlord's right to terminate this Lease with respect to the Sublet Premises as set forth in Section XII.B below shall be inapplicable in the event of a Permitted Sublease. Tenant shall be permitted to install a demising wall separating the Sublet Premises from the remainder of the Premises in accordance with the provisions of Section IX.C above.

     B. As part of its request for Landlord's consent to a Transfer, Tenant shall provide Landlord with financial statements for the proposed transferee, a complete copy of the proposed assignment, sublease and other contractual documents and such other information as Landlord may reasonably request. Landlord shall, by written notice to Tenant within 30 days of its receipt of the required information and documentation, either: (1) consent to the Transfer by the execution of a consent agreement in a form reasonably designated by Landlord or reasonably refuse to consent to the Transfer in writing; or (2) exercise its right to terminate this Lease with respect to the portion of the
          Premises that Tenant is proposing to assign or sublet. Any such termination shall be effective on the proposed effective date of the Transfer for which Tenant requested consent. Tenant shall pay Landlord a review fee of $2,000.00 for Landlord's review of any Permitted Transfer or requested Transfer, provided if Landlord's actual reasonable costs and expenses (including reasonable attorney's fees) exceed $2,000.00, Tenant shall reimburse Landlord for its actual reasonable costs and expenses in lieu of a fixed review fee.

     C. Tenant shall pay Landlord 50% of all rent and other consideration which Tenant receives as a result of a Transfer that is in excess of the Rent payable to Landlord for the portion of the Premises and Term covered by the Transfer. Tenant shall pay Landlord for Landlord's share of any excess within 30 days after Tenant's receipt of such excess consideration. Tenant may deduct from the excess all reasonable and customary expenses directly incurred by Tenant attributable to the Transfer (other than Landlord's review fee), including marketing costs, brokerage fees, legal fees and construction costs. Tenant may also deduct from the excess any amount of rent not paid to Tenant under the Permitted Sublease. If Tenant is in Monetary Default
          (defined in Section XIX.A. below), Landlord may require that all sublease payments be made directly to Landlord, in which case Tenant shall receive a credit against Rent in the amount of any payments received (less Landlord's share of any excess).

     D. Except as provided below with respect to a Permitted Transfer, if Tenant is a corporation, limited liability company, partnership, or similar entity, and if the entity which owns or controls a majority of the voting shares/rights at any time changes for any reason (including but not limited to a merger, consolidation or reorganization), such change of ownership or control shall constitute a Transfer. The foregoing shall not apply so long as Tenant is an entity whose outstanding stock is listed on a recognized security exchange, or if at least 80% of its voting stock is owned by another entity, the voting stock of which is so listed.

     E. Tenant may assign its entire interest under this Lease to a successor to Tenant by purchase, merger, consolidation or reorganization without the consent of Landlord, provided that all of the following conditions are satisfied (a "Permitted Transfer"): (1) Tenant is not in default under this Lease; (2) Tenant's successor shall own all or a majority of the assets of Tenant; (3) Tenant's successor shall have a net worth which is at least equal to the greater of Tenant's net worth at the date of this Lease or Tenant's net worth as of the day prior to the proposed purchase, merger, consolidation or reorganization; (4) the Permitted Use does not allow the Premises to be used for retail purposes; and (5) Tenant shall give Landlord written notice at least 30 days prior to the effective date of the proposed purchase, merger, consolidation or reorganization. Tenant's notice to Landlord shall include information and documentation showing that each of the above conditions has been satisfied. If requested by Landlord, Tenant's successor shall sign a commercially reasonable form of assumption agreement.

XIII. Liens.

     Tenant shall not permit mechanic's or other liens to be placed upon the Property, Premises or Tenant's leasehold interest in connection with any work or service done or purportedly done by or for benefit of Tenant. If a lien is so placed, Tenant shall, within 10 days of notice from Landlord of the filing of the lien, fully discharge the lien by settling the claim which resulted in the lien or by bonding or insuring over the lien in the manner prescribed by the applicable lien Law. If Tenant fails to discharge the lien, then, in addition to any other right or remedy of Landlord, Landlord may bond or insure over the lien or otherwise discharge the lien. Tenant shall reimburse Landlord for any amount paid by Landlord to bond or insure over the lien or discharge the lien, including, without limitation, reasonable attorneys' fees (if and to the extent permitted by Law) within 30 days after receipt of an invoice from Landlord.

XIV.  Indemnity and Waiver of Claims.

     A. Except to the extent caused by the negligence or willful misconduct of Landlord or any Landlord Related Parties (defined below), Tenant shall indemnify, defend and hold Landlord, its trustees, members, principals, beneficiaries, partners, officers, directors, employees, Mortgagee(s) (defined in Article XXVI) and agents ("Landlord Related Parties") harmless against and from all liabilities, obligations, damages, penalties, claims, actions, costs, charges and expenses, including, without limitation, reasonable attorneys' fees and other professional fees (if and to the extent permitted by Law), which may be imposed upon, incurred by or asserted against Landlord or any of the Landlord Related Parties and arising out of or in connection with any damage or injury occurring in the Premises or any acts or omissions (including violations of Law) of Tenant, the Tenant Related Parties (defined below) or any of Tenant's transferees, contractors or licensees.

     B. Except to the extent caused by the negligence or willful misconduct of Tenant or any Tenant Related Parties (defined below), Landlord shall indemnify, defend and hold Tenant, its trustees, members, principals, beneficiaries, partners, officers, directors, employees and agents ("Tenant Related Parties") harmless against and from all liabilities, obligations, damages, penalties, claims, actions, costs, charges and expenses, including, without limitation, reasonable attorneys' fees and other professional fees (if and to the extent permitted by Law), which may be imposed upon, incurred by or asserted against Tenant or any of the Tenant Related Parties and arising out of or in connection with the acts or omissions (including violations of Law) of Landlord, the Landlord Related Parties or any of Landlord's contractors.

     C. Landlord and the Landlord Related Parties shall not be liable for, and Tenant waives, all claims for loss or damage to Tenant's business or loss, theft or damage to Tenant's Property or the property of any person claiming by, through or under Tenant resulting from: (1) wind or weather; (2) the failure of any sprinkler, heating or air-conditioning equipment, any electric wiring or any gas, water or steam pipes; (3) the backing up of any sewer pipe or downspout; (4) the bursting, leaking or running of any tank, water closet, drain or other pipe; (5) water, snow or ice upon or coming through the roof, skylight, stairs, doorways, windows, walks or any other place upon or near the Building; (6) any act or omission of any party other than Landlord or Landlord Related Parties; and (7) any causes not reasonably within the control of Landlord. Tenant shall insure itself against such losses under Article XV below.

XV.   Insurance.

     Tenant shall carry and maintain the following insurance ("Tenant's Insurance"), at its sole cost and expense: (1) Commercial General Liability Insurance applicable to the Premises and its appurtenances providing, on an occurrence basis, a minimum combined single limit of $2,000,000.00; (2) All Risk Property/Business Interruption Insurance, including flood and earthquake, written at replacement cost value and with a replacement cost endorsement covering all of Tenant's trade fixtures, equipment, furniture and other personal property within the Premises ("Tenant's Property"); (3) Workers' Compensation Insurance as required by the state in which the Premises is located and in amounts as may be required by applicable statute; and (4) Employers Liability Coverage of at least $1,000,000.00 per occurrence. Any company writing any of Tenant's Insurance shall have an A.M. Best rating of not less than A-VIII. All Commercial General Liability Insurance policies shall name Tenant as a named insured and Landlord (or any successor), Equity Office Properties Trust, a Maryland real estate investment trust, EOP Operating Limited Partnership, a Delaware limited partnership, and their respective members, principals, beneficiaries, partners, officers, directors, employees, and agents, and other designees of Landlord as the interest of such designees shall appear, as additional insureds. All policies of Tenant's Insurance shall contain endorsements that the insurer(s) shall give Landlord and its designees at least 30 days' advance written notice of any change, cancellation, termination or lapse of insurance. Tenant shall provide Landlord with a certificate of insurance evidencing Tenant's Insurance prior to the earlier to occur of the Commencement Date or the date Tenant is provided with possession of the Premises for any reason, and upon renewals at least 15 days prior to the expiration of the insurance coverage. So long as the same is available at commercially reasonable rates, Landlord shall maintain so called All Risk property insurance on the Building at replacement cost value, as reasonably estimated by Landlord. Except as specifically provided to the contrary, the limits of either party's' insurance shall not limit such party's liability under this Lease.

XVI.  Subrogation.

     Notwithstanding anything in this Lease to the contrary, Landlord and Tenant hereby waive and shall cause their respective insurance carriers to waive any and all rights of recovery, claim, action or causes of action against the other and their respective trustees, principals, beneficiaries, partners, officers, directors, agents, and employees, for any loss or damage that may occur to Landlord or Tenant or any party claiming by, through or under Landlord or Tenant, as the case may be, with respect to Tenant's Property, the Building, the Premises, any additions or improvements to the Building or Premises, or any contents thereof, including all rights of recovery, claims, actions or causes of action arising out of the negligence of Landlord or any Landlord Related Parties or the negligence of Tenant or any Tenant Related Parties, which loss or damage is (or would have been, had the insurance required by this Lease been carried) covered by insurance.

XVII. Casualty Damage.

     A. If all or any part of the Premises is damaged by fire or other casualty, Tenant shall immediately notify Landlord in writing. During any period of time that all or a material portion of the Premises is rendered untenantable as a result of a fire or other casualty, the Rent shall abate for the portion of the Premises that is untenantable and not used by Tenant. Landlord shall have the right to terminate this Lease if: (1) the Building shall be damaged so that, in
          Landlord's reasonable judgment, substantial alteration or reconstruction of the Building shall be required (whether or not the Premises has been damaged); (2) Landlord is not permitted by Law to rebuild the Building in substantially the same form as existed before the fire or casualty; (3) the Premises have been materially damaged and there is less than 2 years of the Term remaining on the date of the casualty; or (4) any Mortgagee requires that the insurance proceeds be applied to the payment of the mortgage debt. Landlord may exercise its right to terminate this Lease by notifying Tenant in writing within 90 days after the date of the casualty. If Landlord does not terminate this Lease, Landlord shall commence and proceed with reasonable diligence to repair and restore the Building and the Leasehold Improvements (excluding any Alterations that were performed by Tenant in violation of this Lease). However, in no event shall Landlord be required to spend more than the insurance proceeds received by Landlord. Landlord shall not be liable for any loss or damage to Tenant's Property or to the business of Tenant resulting in any way from the fire or other casualty or from the repair and restoration of the damage. Landlord and Tenant hereby waive the provisions of any Law relating to the matters addressed in this Article, and agree that their respective rights for damage to or destruction of the Premises shall be those specifically provided in this Lease.

     B. If all or any portion of the Premises shall be made untenantable by fire or other casualty, Landlord shall, with reasonable promptness, cause an architect or general contractor selected by Landlord to provide Landlord and Tenant with a written estimate of the amount of time required to substantially complete the repair and restoration of the Premises and make the Premises tenantable again, using standard working methods ("Completion Estimate"). If the Completion Estimate indicates that the Premises cannot be made tenantable within 180 days from the date the repair and restoration is started, then regardless of anything in Section XVII.A above to the contrary, either party shall have the right to terminate this Lease by giving written notice to the other of such election within 10 days after receipt of the Completion Estimate. Tenant, however, shall not have the right to terminate this Lease if the fire or casualty was caused by the negligence or intentional misconduct of Tenant, Tenant Related Parties or any of Tenant's transferees, contractors or licensees.

XVIII.    Condemnation.

     Either party may terminate this Lease if the whole or any material part of the Premises shall be taken or condemned for any public or quasi-public use under Law, by eminent domain or private purchase in lieu thereof (a "Taking"). Landlord shall also have the right to terminate this Lease if there is a Taking of any portion of the Building or Property which would leave the remainder of the Building unsuitable for use as an office building in a manner comparable to the Building's use prior to the Taking. In order to exercise its right to terminate the Lease, Landlord or Tenant, as the case may be, must provide written notice of termination to the other within 45 days after the terminating party first receives notice of the Taking. Any such termination shall be effective as of the date the physical taking of the Premises or the portion of the Building or Property occurs. If this Lease is not terminated, the Rentable Square Footage of the Building, the Rentable Square Footage of the Premises and Tenant's Pro Rata Share shall, if applicable, be appropriately adjusted. In addition, Rent for any portion of the Premises taken or condemned shall be abated during the unexpired Term of this Lease effective when the physical taking of the portion of the Premises occurs. All compensation awarded for a Taking, or sale proceeds, shall be the property of Landlord, any right to receive compensation or proceeds being expressly waived by Tenant. However, Tenant may file a separate claim at its sole cost and expense for Tenant's Property and Tenant's reasonable relocation expenses, provided the filing of the claim does not diminish the award which would otherwise be receivable by Landlord.

XIX.  Events of Default.

     Tenant shall be considered to be in default of this Lease upon the occurrence of any of the following events of default:

     A. Tenant's failure to pay when due all or any portion of the Rent, if the failure continues for 3 days after written notice to Tenant ("Monetary Default").

     B. Tenant's failure (other than a Monetary Default) to comply with any term, provision or covenant of this Lease, if the failure is not cured within 10 days after written notice to Tenant. However, if Tenant's failure to comply cannot reasonably be cured within 10 days, Tenant shall be allowed additional time (not to exceed 60 days) as is reasonably necessary to cure the failure so long as: (1) Tenant commences to cure the failure within 10 days, and (2) Tenant diligently pursues a course of action that will cure the failure and bring Tenant back into compliance with the Lease. However, if Tenant's failure to comply creates a hazardous condition, the failure must be cured immediately upon notice to Tenant. In addition, if Landlord provides Tenant with notice of Tenant's failure to comply with any particular term, provision or covenant of the Lease on 3 occasions during any 12 month period, Tenant's subsequent violation of such term, provision or covenant shall, at Landlord's option, be an incurable event of default by Tenant.

     C. Tenant or any Guarantor becomes insolvent, makes a transfer in fraud of creditors or makes an assignment for the benefit of creditors, or admits in writing its inability to pay its debts when due.

     D.   The leasehold estate is taken by process or operation of Law.

     E. In the case of any ground floor or retail Tenant, Tenant does not take possession of, or abandons or vacates all or any portion of the Premises.

     F. Tenant is in default beyond any notice and cure period under any other lease or agreement with Landlord, including, without limitation, any lease or agreement for parking.

XX.   Remedies.

     A. Upon any default, Landlord shall have the right without notice or demand (except as provided in Article XIX) to pursue any of its rights and remedies at Law or in equity, including any one or more of the following remedies:

          1. Terminate this Lease, in which case Tenant shall immediately surrender the Premises to Landlord. If Tenant fails to surrender the Premises, Landlord may, in compliance with applicable Law and without prejudice to any other right or remedy, enter upon and take possession of the Premises and expel and remove Tenant, Tenant's Property and any party occupying all or any part of the Premises. Tenant shall pay Landlord on demand the amount of all past due Rent and other losses and damages which Landlord may suffer as a result of Tenant's default, whether by Landlord's inability to relet the Premises on satisfactory terms or otherwise, including, without limitation, all Costs of Reletting (defined below) and any deficiency that may arise from reletting or the failure to relet the Premises. "Costs of Reletting" shall include all costs and expenses incurred by Landlord in reletting or attempting to relet the Premises, including, without limitation, reasonable legal fees, brokerage commissions, the cost of alterations and the value of other concessions or allowances granted to a new tenant.

          2. Terminate Tenant's right to possession of the Premises and, in compliance with applicable Law, expel and remove Tenant, Tenant's Property and any parties occupying all or any part of the Premises. Landlord may (but shall not be obligated to) relet all or any part of the Premises, without notice to Tenant, for a term that may be greater or less than the balance of the Term and on such conditions (which may include concessions, free rent and alterations of the Premises) and for such uses as Landlord in its absolute discretion shall determine. Landlord may collect and receive all rents and other income from the reletting. Tenant shall pay Landlord on demand all past due Rent, all Costs of Reletting and any deficiency arising from the reletting or failure to relet the Premises. Landlord shall not be responsible or liable for the failure to relet all or any part of the Premises or for the failure to collect any Rent. The re-entry or taking of possession of the Premises shall not be construed as an election by Landlord to terminate this Lease unless a written notice of termination is given to Tenant.

          3. In lieu of calculating damages under Sections XX.A.1 or XX.A.2 above, Landlord may elect to receive as damages the sum of (a) all Rent accrued through the date of termination of this Lease or Tenant's right to possession, and (b) an amount equal to the total Rent that Tenant would have been required to pay for the remainder of the Term discounted to present value at the Prime Rate (defined in Section XX.B. below) then in effect, minus the then present fair rental value of the Premises for the remainder of the Term, similarly discounted, after deducting all anticipated Costs of Reletting.

     B. Unless expressly provided in this Lease, the repossession or re-entering of all or any part of the Premises shall not relieve Tenant of its liabilities and obligations under the Lease. No right or remedy of Landlord shall be exclusive of any other right or remedy. Each right and remedy shall be cumulative and in addition to any other right and remedy now or subsequently available to Landlord at Law or in equity. If Landlord declares Tenant to be in default, Landlord shall be entitled to receive interest on any unpaid item of Rent at a rate equal to the Prime Rate plus 4%. For purposes hereof, the "Prime Rate" shall be the per annum interest rate publicly announced as its prime or base rate by a federally insured bank selected by Landlord in the state in which the Building is located. Forbearance by Landlord to enforce one or more remedies shall not constitute a waiver of any default.

XXI.  Limitation of Liability.

     NOTWITHSTANDING ANYTHING TO THE CONTRARY CONTAINED IN THIS LEASE, THE LIABILITY OF LANDLORD (AND OF ANY SUCCESSOR LANDLORD) TO TENANT SHALL BE LIMITED TO THE INTEREST OF LANDLORD IN THE PROPERTY. TENANT SHALL LOOK SOLELY TO LANDLORD'S INTEREST IN THE PROPERTY FOR THE RECOVERY OF ANY JUDGMENT OR AWARD
AGAINST LANDLORD. NEITHER LANDLORD NOR ANY LANDLORD RELATED PARTY SHALL BE PERSONALLY LIABLE FOR ANY JUDGMENT OR DEFICIENCY. BEFORE FILING SUIT FOR AN ALLEGED DEFAULT BY LANDLORD, TENANT SHALL GIVE LANDLORD AND THE MORTGAGEE(S) (DEFINED IN ARTICLE XXVI BELOW) WHOM TENANT HAS BEEN NOTIFIED HOLD MORTGAGES (DEFINED IN ARTICLE XXVI BELOW) ON THE PROPERTY, BUILDING OR PREMISES, NOTICE AND REASONABLE TIME TO CURE THE ALLEGED DEFAULT.

XXII. No Waiver.

     Either party's failure to declare a default immediately upon its occurrence, or delay in taking action for a default shall not constitute a waiver of the default, nor shall it constitute an estoppel. Either party's failure to enforce its rights for a default shall not constitute a waiver of its rights regarding any subsequent default. Receipt by Landlord of Tenant's keys to the Premises shall not constitute an acceptance or surrender of the Premises.

XXIII.  Quiet Enjoyment.

     Tenant shall, and may peacefully have, hold and enjoy the Premises, subject to the terms of this Lease, provided Tenant pays the Rent and fully performs all of its covenants and agreements. This covenant and all other covenants of Landlord shall be binding upon Landlord and its successors only during its or their respective periods of ownership of the Building, and shall not be a personal covenant of Landlord or the Landlord Related Parties.

XXIV. Relocation.

      Intentionally deleted.

XXV.  Holding Over.

     Except for any permitted occupancy by Tenant under Article VIII, if Tenant fails to surrender the Premises at the expiration or earlier termination of this Lease, occupancy of the Premises after the termination or expiration shall be that of a tenancy at sufferance. Tenant's occupancy of the Premises during the holdover shall be subject to all the terms and provisions of this Lease and Tenant shall pay an amount (on a per month basis without reduction for partial months during the holdover) equal to 150% of the greater of: (1) the sum of the Base Rent and Additional Rent due for the period immediately preceding the holdover; or (2) the fair market gross rental for the Premises as reasonably determined by Landlord. No holdover by Tenant or payment by Tenant after the expiration or early termination of this Lease shall be construed to extend the Term or prevent Landlord from immediate recovery of possession of the Premises by summary proceedings or otherwise. In addition to the payment of the amounts provided above, if Landlord is unable to deliver possession of the Premises to a new tenant, or to perform improvements for a new tenant, as a result of Tenant's holdover and Tenant fails to vacate the Premises within 15 days after Landlord notifies Tenant of Landlord's inability to deliver possession, or perform improvements, Tenant shall be liable to Landlord for all damages that Landlord suffers from the holdover.

XXVI. Subordination to Mortgages; Estoppel Certificate.

     Tenant accepts this Lease subject and subordinate to any mortgage(s), deed(s) of trust, ground lease(s) or other lien(s) now or subsequently arising upon the Premises, the Building or the Property, and to renewals, modifications, refinancings and extensions thereof (collectively referred to as a "Mortgage"). The party having the benefit of a Mortgage or the ground lessor shall be referred to as a "Mortgagee". This clause shall be self-operative, but upon request from a Mortgagee, Tenant shall execute a commercially reasonable subordination agreement in favor of the Mortgagee. In lieu of having the Mortgage be superior to this Lease, a Mortgagee shall have the right at any time to subordinate its Mortgage to this Lease. If requested by a successor-in-interest to all or a part of Landlord's interest in the Lease, Tenant shall, without charge, attorn to the successor-in-interest. Landlord and Tenant shall each, within 10 days after receipt of a written request from the other, execute and deliver an estoppel certificate to those parties as are reasonably requested by the other (including a Mortgagee or prospective purchaser). The estoppel certificate shall include a statement certifying that this Lease is unmodified (except as identified in the estoppel certificate) and in full force and effect, describing the dates to which Rent and other charges have been paid, representing that, to such party's actual knowledge, there is no default (or stating the nature of the alleged default) and indicating other matters with respect to the Lease that may reasonably be requested. Notwithstanding the foregoing, upon written request by Tenant, Landlord will use reasonable efforts to obtain a non-disturbance, subordination and attornment agreement from Landlord's then current Mortgagee on such Mortgagee's then current standard form of agreement. "Reasonable efforts" of Landlord shall not require Landlord to incur any cost, expense or liability to obtain such agreement, it being agreed that Tenant shall be responsible for any fee or review costs charged by the Mortgagee. Upon request of Landlord, Tenant will execute the Mortgagee's form of non-disturbance, subordination and attornment agreement and return the same to Landlord for execution by the Mortgagee. Landlord's failure to obtain a non-disturbance, subordination and attornment agreement for Tenant shall have no effect on the rights, obligations and liabilities of Landlord and Tenant or be considered to be a Default by Landlord hereunder.

XXVII.  Attorneys' Fees.

     If either party institutes a suit against the other for violation of or to enforce any covenant or condition of this Lease, or if either party intervenes in any suit in which the other is a party to enforce or protect its interest or rights, the prevailing party shall be entitled to all of its costs and expenses, including, without limitation, reasonable attorneys' fees.

XXVIII. Notice.

     If a demand, request, approval, consent or notice (collectively referred to as a "notice") shall or may be given to either party by the other, the notice shall be in writing and delivered by hand or sent by registered or certified mail with return receipt requested, or sent by overnight or same day courier service at the party's respective Notice Address(es) set forth in Article I, except that if Tenant has vacated the Premises (or if the Notice Address for Tenant is other than the Premises, and Tenant has vacated such address) without providing Landlord a new Notice Address, Landlord may serve notice in any manner described in this Article or in any other manner permitted by Law. Each notice shall be deemed to have been received or given on the earlier to occur of actual delivery or the date on which delivery is refused, or, if Tenant has vacated the Premises or the other Notice Address of Tenant without providing a new Notice Address, three (3) days after notice is deposited in the U.S. mail or with a courier service in the manner described above. Either party may, at any time, change its Notice Address by giving the other party written notice of the new address in the manner described in this Article.

XXIX. Excepted Rights.

     This Lease does not grant any rights to light or air over or about the Building. Landlord excepts and reserves exclusively to itself the use of: (1) roofs, (2) telephone, electrical and janitorial closets, (3) equipment rooms, Building risers or similar areas that are used by Landlord for the provision of Building services, (4) rights to the land and improvements below the floor of the Premises, (5) the improvements and air rights above the Premises, (6) the improvements and air rights outside the demising walls of the Premises, and (7) the areas within the Premises used for the installation of utility lines and other installations serving occupants of the Building. Landlord has the right to change the Building's name or address. Landlord also has the right to make such other changes to the Property and Building as Landlord deems appropriate, provided the changes do not materially affect Tenant's ability to use the Premises for the Permitted Use. Landlord shall also have the right (but not the obligation) to temporarily close the Building if Landlord reasonably determines that there is an imminent danger of significant damage to the Building or of personal injury to Landlord's employees or the occupants of the Building. The circumstances under which Landlord may temporarily close the Building shall include, without limitation, electrical interruptions, hurricanes and civil disturbances. A closure of the Building under such circumstances shall not constitute a constructive eviction nor entitle Tenant to an abatement or reduction of Rent.

XXX. Surrender of Premises.

     At the expiration or earlier termination of this Lease or Tenant's right of possession, Tenant shall remove Tenant's Property (defined in Article XV) from the Premises, and quit and surrender the Premises to Landlord, broom clean, and in good order, condition and repair, ordinary wear and tear and damage by fire or other casualty for which Landlord is required to make repairs hereunder excepted. Tenant shall also be required to remove the Required Removables in accordance with Article VIII. If Tenant fails to remove any of Tenant's Property within 5 days after the termination of this Lease or of Tenant's right to possession, Landlord, at Tenant's sole cost and expense, shall be entitled (but not obligated) to remove and store Tenant's Property. Landlord shall not be responsible for the value, preservation or safekeeping of Tenant's Property. Tenant shall pay Landlord, upon demand, the expenses and storage charges incurred for Tenant's Property. In addition, if Tenant fails to remove Tenant's Property from the Premises or storage, as the case may be, within 30 days after written notice, Landlord may deem all or any part of Tenant's Property to be abandoned, and title to Tenant's Property shall be deemed to be immediately vested in Landlord.

XXXI. Miscellaneous.

     A. This Lease and the rights and obligations of the parties shall be interpreted, construed and enforced in accordance with the Laws of the state in which the Building is located and Landlord and Tenant hereby irrevocably consent to the jurisdiction and proper venue of such state. If any term or provision of this Lease shall to any extent be invalid or unenforceable, the remainder of this Lease shall not be affected, and each provision of this Lease shall be valid and enforced to the fullest extent permitted by Law. The headings and titles to the Articles and Sections of this Lease are for convenience only and shall have no effect on the interpretation of any part of the Lease.

     B.   Tenant  shall  not  record  this  Lease  or  any  memorandum   without
          Landlord's prior written consent.

     C. Landlord and Tenant hereby waive any right to trial by jury in any proceeding based upon a breach of this Lease.

     D. Whenever a period of time is prescribed for the taking of an action by Landlord or Tenant, the period of time for the performance of such action shall be extended by the number of days that the performance is actually delayed due to strikes, acts of God, shortages of labor or materials, war, civil disturbances and other causes beyond the reasonable control of the performing party ("Force Majeure"). However, events of Force Majeure shall not extend any period of time for the payment of Rent or other sums payable by either party or any period of time for the written exercise of an option or right by either party.

     E. Landlord shall have the right to transfer and assign, in whole or in part, all of its rights and obligations under this Lease and in the Building and/or Property referred to herein, and upon such transfer Landlord shall be released from any further obligations hereunder, and Tenant agrees to look solely to the successor in interest of Landlord for the performance of such obligations, provided that, any successor pursuant to a voluntary, third-party transfer (but not as part of an involuntary transfer resulting from a foreclosure or deed in lieu thereof) shall have assumed Landlord's obligations under this Lease either by contractual obligation, assumption agreement or by operation of Law.

     F. Tenant represents that it has dealt directly with and only with the Broker as a broker in connection with this Lease. Tenant shall indemnify and hold Landlord and the Landlord Related Parties harmless from all claims of any other brokers claiming to have represented Tenant in connection with this Lease. Landlord agrees to indemnify and hold Tenant and the Tenant Related Parties harmless from all claims of any brokers claiming to have represented Landlord in connection with this Lease.

     G. Tenant covenants, warrants and represents that: (1) each individual executing, attesting and/or delivering this Lease on behalf of Tenant is authorized to do so on behalf of Tenant; (2) this Lease is binding upon Tenant; and (3) Tenant is duly organized and legally existing in the state of its organization and is qualified to do business in the state in which the Premises are located. If there is more than one Tenant, or if Tenant is comprised of more than one party or entity, the obligations imposed upon Tenant shall be joint and several obligations of all the parties and entities. Notices, payments and agreements given or made by, with or to any one person or entity shall be deemed to have been given or made by, with and to all of them.

     H. Time is of the essence with respect to Tenant's exercise of any expansion, renewal or extension rights granted to Tenant. This Lease shall create only the relationship of landlord and tenant between the parties, and not a partnership, joint venture or any other relationship. This Lease and the covenants and conditions in this Lease shall inure only to the benefit of and be binding only upon Landlord and Tenant and their permitted successors and assigns.

     I. The expiration of the Term, whether by lapse of time or otherwise, shall not relieve either party of any obligations which accrued prior to or which may continue to accrue after the expiration or early termination of this Lease. Without limiting the scope of the prior sentence, it is agreed that Tenant's obligations under Sections IV.A, IV.B., VIII, XIV, XX, XXV and XXX shall survive the expiration or early termination of this Lease.

     J. Landlord has delivered a copy of this Lease to Tenant for Tenant's review only, and the delivery of it does not constitute an offer to Tenant or an option. This Lease shall not be effective against any party hereto until an original copy of this Lease has been signed and properly delivered by such party.

     K. All understandings and agreements previously made between the parties are superseded by this Lease, and neither party is relying upon any warranty, statement or representation not contained in this Lease. This Lease may be modified only by a written agreement signed by Landlord and Tenant.

     L. Tenant, within 15 days after request, shall provide Landlord with a current financial statement as filed with the SEC and such other information as Landlord may reasonably request. Landlord, however, shall not require Tenant to provide such information unless Landlord is requested to produce the information in connection with a proposed financing or sale of the Building. Upon written request by Tenant, Landlord shall enter into a commercially reasonable confidentiality agreement covering any confidential information that is disclosed by Tenant.

XXXII. Entire Agreement.

     This Lease and the following exhibits and attachments constitute the entire agreement between the parties and supersede all prior agreements and understandings related to the Premises, including all lease proposals, letters of intent and other documents: Exhibit A (Outline and Location of Premises), Exhibit B (Rules and Regulations), Exhibit C (Commencement Letter), Exhibit D (Work Letter Agreement), Exhibit E (Additional Provisions), Exhibit F (Offering Space), Exhibit G (Sample Landlord Consent To Sublease), and Exhibit H (Janitorial Specifications).

     Landlord and Tenant have executed this Lease as of the day and year first above written.

WITNESS/ATTEST:                 LANDLORD:

                                EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company

                                By:  EOP  Operating   Limited   Partnership,   a
                                     Delaware  limited  partnership,   its  sole
                                     member

                                     By: Equity  Office   Properties   Trust,  a
                                         Maryland real estate  investment trust,
                                         its general partner
--------------------------
                                         By:   __________________________
Name (print):  ________________
                                         Name: __________________________
---------------------------
                                         Title:   __________________________
Name (print):  ________________



WITNESS/ATTEST:                 TENANT:

                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation

___________________________     By:   _____________________________

Name (print):  ________________ Name: _____________________________

___________________________     Title:   _____________________________

Name (print):  ________________

                                    EXHIBIT A

                                    PREMISES


     This Exhibit is attached to and made a part of the Lease dated as of June 28, 2001, by and between EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company ("Landlord") and FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation ("Tenant") for space in the Building located at 1133 21st Street, N.W., Washington, D.C. 20036.

                                    EXHIBIT B

                         BUILDING RULES AND REGULATIONS

     The following rules and regulations shall apply, where applicable, to the Premises, the Building, the parking garage (if any), the Property and the appurtenances. Capitalized terms have the same meaning as defined in the Lease.

     1. Sidewalks, doorways, vestibules, halls, stairways and other similar areas shall not be obstructed by Tenant or used by Tenant for any purpose other than ingress and egress to and from the Premises. No rubbish, litter, trash, or material shall be placed, emptied, or thrown in those areas. At no time shall Tenant permit Tenant's employees to loiter in Common Areas or elsewhere about the Building or Property.

     2. Plumbing fixtures and appliances shall be used only for the purposes for which designed, and no sweepings, rubbish, rags or other unsuitable material shall be thrown or placed in the fixtures or appliances. Damage resulting to fixtures or appliances by Tenant, its agents, employees or invitees, shall be paid for by Tenant, and Landlord shall not be responsible for the damage.

     3. No signs, advertisements or notices shall be painted or affixed to windows, doors or other parts of the Building, except those of such color, size, style and in such places as are first approved in writing by Landlord. All tenant identification and suite numbers at the entrance to the Premises shall be installed by Landlord, at Tenant's cost and expense, using the standard graphics for the Building. Except in connection with the hanging of lightweight pictures and wall decorations, no nails, hooks or screws shall be inserted into any part of the Premises or Building except by the Building maintenance personnel.

     4. Landlord will provide and maintain in the first floor (main lobby) of the Building an alphabetical directory board or other directory device listing tenants, and no other directory shall be permitted unless previously consented to by Landlord in writing.

     5. Tenant shall not place any lock(s) on any door in the Premises or Building without Landlord's prior written consent and Landlord shall have the right to retain at all times and to use keys to all locks within and into the Premises. A reasonable number of keys to the locks on the entry doors in the Premises shall be furnished by Landlord to Tenant at Tenant's cost, and Tenant shall not make any duplicate keys. All keys shall be returned to Landlord at the expiration or early termination of this Lease.

     6. All contractors, contractor's representatives and installation technicians performing work in the Building shall be subject to Landlord's prior reasonable approval and shall be required to comply with Landlord's standard rules, regulations, policies and procedures, which may be revised from time to time.

     7. Movement in or out of the Building of furniture or office equipment, or dispatch or receipt by Tenant of merchandise or materials requiring the use of elevators, stairways, lobby areas or loading dock areas, shall be restricted to hours designated by Landlord. Tenant shall obtain Landlord's prior approval by providing a detailed listing of the activity. If approved by Landlord, the activity shall be under the supervision of Landlord and performed in the manner required by Landlord. Tenant shall assume all risk for damage to articles moved and injury to any persons resulting from the activity. If equipment, property, or personnel of Landlord or of any other party is damaged or injured as a result of or in connection with the activity, Tenant shall be solely liable for any resulting damage or loss.

     8. Landlord shall have the right to approve the weight, size, or location of heavy equipment or articles in and about the Premises. Damage to the Building by the installation, maintenance, operation, existence or removal of property of Tenant shall be repaired at Tenant's sole expense.

     9.   Corridor doors, when not in use, shall be kept closed.

     10. Tenant shall not: (1) make or permit any improper, objectionable or unpleasant noises or odors in the Building, or otherwise interfere in any way with other tenants or persons having business with them; (2) solicit business or distribute, or cause to be distributed, in any portion of the Building, handbills, promotional materials or other advertising; or (3) conduct or permit other activities in the Building that might, in Landlord's sole opinion, constitute a nuisance.

     11. No animals, except those assisting handicapped persons, shall be brought into the Building or kept in or about the Premises.

     12. No inflammable, explosive or dangerous fluids or substances shall be used or kept by Tenant in the Premises, Building or about the Property. Tenant shall not, without Landlord's prior written consent, use, store, install, spill, remove, release or dispose of, within or about the Premises or any other portion of the Property, any asbestos-containing materials or any solid, liquid or gaseous material now or subsequently considered toxic or hazardous under the provisions of 42 U.S.C. Section 9601 et seq. or any other applicable environmental Law which may now or later be in effect. Tenant shall comply with all Laws pertaining to and governing the use of these materials by Tenant, and shall remain solely liable for the costs of abatement and removal. Tenant shall be allowed to use office products that are normally used in the course of Tenant's business, provided that such products are stored and used by Tenant in commercially reasonable quantities and that Tenant stores and uses such products in a safe manner.

     13. Tenant shall not use or occupy the Premises in any manner or for any purpose which might injure the reputation or impair the present or future value of the Premises or the Building. Tenant shall not use, or permit any part of the Premises to be used, for lodging, sleeping or for any illegal purpose.

     14. Tenant shall not take any action which would violate Landlord's labor contracts or which would cause a work stoppage, picketing, labor disruption or dispute, or interfere with Landlord's or any other tenant's or occupant's business or with the rights and privileges of any person lawfully in the Building ("Labor Disruption"). Tenant shall take the actions necessary to resolve the Labor Disruption, and shall have pickets removed and, at the request of Landlord, immediately terminate any work in the Premises that gave rise to the Labor Disruption, until Landlord gives its written consent for the work to resume. Tenant shall have no claim for damages against Landlord or any of the Landlord Related Parties, nor shall the date of the commencement of the Term be extended as a result of the above actions.

     15. Tenant shall not install, operate or maintain in the Premises or in any other area of the Building, electrical equipment that would overload the electrical system beyond its capacity for proper, efficient and safe operation as determined solely by Landlord. Tenant shall not furnish cooling or heating to the Premises, including, without limitation, the use of electronic or gas heating devices, without Landlord's prior written consent.

     16.  Tenant  shall not  operate  or permit to be  operated  a coin or token operated vending machine or similar device (including, without limitation, telephones, lockers, toilets, scales, amusement devices and machines for sale of beverages, foods, candy, cigarettes and other goods), except for machines for the exclusive use of Tenant's employees, and then only if the operation does not violate the lease of any other tenant in the Building.

     17. Bicycles and other vehicles are not permitted inside the Building or on the walkways outside the Building, except in areas designated by Landlord.

     18. Landlord may from time to time adopt systems and procedures for the security and safety of the Building, its occupants, entry, use and contents. Tenant, its agents, employees, contractors, guests and invitees shall comply with Landlord's systems and procedures.

     19. Landlord shall have the right to prohibit the use of the name of the Building or any other publicity by Tenant that in Landlord's sole opinion may impair the reputation of the Building or its desirability. Upon written notice from Landlord, Tenant shall refrain from and discontinue such publicity immediately.

     20. Tenant shall not canvass, solicit or peddle in or about the Building or the Property.

     21. Neither Tenant nor its agents, employees, contractors, guests or invitees shall smoke or permit smoking in the Common Areas, unless the Common Areas have been declared a designated smoking area by Landlord, nor shall the above parties allow smoke from the Premises to emanate into the Common Areas or any other part of the Building. Landlord shall have the right to designate the Building (including the Premises) as a non-smoking building.

     22. Landlord shall have the right to designate and approve standard window coverings for the Premises and to establish rules to assure that the Building presents a uniform exterior appearance. Tenant shall ensure, to the extent reasonably practicable, that window coverings are closed on windows in the Premises while they are exposed to the direct rays of the sun.

     23. Deliveries to and from the Premises shall be made only at the times, in the areas and through the entrances and exits designated by Landlord. Tenant shall not make deliveries to or from the Premises in a manner that might interfere with the use by any other tenant of its premises or of the Common Areas, any pedestrian use, or any use which is inconsistent with good business practice.

     24. The work of cleaning personnel shall not be hindered by Tenant after 5:30 P.M., and cleaning work may be done at any time when the offices are vacant. Windows, doors and fixtures may be cleaned at any time. Tenant shall provide adequate waste and rubbish receptacles to prevent unreasonable hardship to the cleaning service.

                                    EXHIBIT C

                               COMMENCEMENT LETTER
                                    (EXAMPLE)


Date: ________________________

Tenant:  FEDERAL  AGRICULTURAL  MORTGAGE  CORPORATION,   a  federally  chartered
         corporation

Address: _______________________________________________________

         _______________________________________________________

Re: Commencement Letter with respect to that certain Lease dated as of _____________ by and between EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company, as Landlord, and FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation, as Tenant, for 13,652 rentable square feet on the 6th floor of the Building located at 1133 21st Street, N.W., Washington, D.C. 20036.


Dear:________________________:

     In accordance with the terms and conditions of the above referenced Lease, Tenant accepts possession of the Premises and agrees:

      1.    The Commencement Date of the Lease is__________________;

      2.    The Termination Date of the Lease is __________________.

     Please acknowledge your acceptance of possession and agreement to the terms set forth above by signing all 3 counterparts of this Commencement Letter in the space provided and returning 2 fully executed counterparts to my attention.

Sincerely,

---------------------------------
Property Manager

Agreed and Accepted:

Tenant: FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation

          By:   ________________________________________
          Name:   ______________________________________
          Title:  ______________________________________
          Date:  _______________________________________

                                    EXHIBIT D

                                   WORK LETTER


     This Exhibit is attached to and made a part of the Lease and is entered into as of the 28th day of June, 2001, by and between EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company ("Landlord") and FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation ("Tenant") for space in the Building located at 1133 21st Street, N.W., Washington, D.C. 20036.

     1. Landlord shall perform improvements to the Premises substantially in accordance with the plans prepared by A2 Design, dated April 10, 2001 (the "Plans"). The improvements to be performed by Landlord in accordance with the Plans are hereinafter referred to as the "Landlord Work." It is agreed that construction of the Landlord Work will be completed at Landlord's sole cost and expense (subject to the Maximum Amount and further subject to the terms of Paragraph 4 below) using Building standard methods, materials and finishes in accordance with
          Article III of the Lease in a good and workmanlike manner. Landlord and Tenant agree that Landlord's obligation to pay for the cost of Landlord Work (inclusive of the cost of preparing Plans, obtaining permits, a construction management fee equal to 5% of the total construction costs, and other related costs) shall be limited to
          $225,000.00 (the "Maximum Amount") and that Tenant shall be responsible for the cost of Landlord Work, plus any applicable state sales or use tax, if any, to the extent that it exceeds the Maximum Amount. Landlord shall enter into a direct contract for the Landlord Work with a general contractor selected by Landlord from a list of at least 3 general contractors (one of which shall be Marlo Construction); Landlord shall disclose to Tenant all bids, mark-ups and invoices received by Landlord from the approved general contractor. In addition, Landlord shall have the right to select and/or approve of any subcontractors used in connection with the Landlord Work. Landlord's supervision or performance of any work for or on behalf of Tenant shall not be deemed a representation by Landlord that such Plans or the revisions thereto comply with applicable insurance requirements, building codes, ordinances, laws or regulations, or that the improvements constructed in accordance with the Plans and any revisions thereto will be adequate for Tenant's use, it being agreed that Tenant shall be responsible for all elements of the design of Tenant's plans (including, without limitation, compliance with law, functionality of design, the structural integrity of the design, the configuration of the premises and the placement of Tenant's furniture, appliances and equipment).

     2. If Landlord's estimate and/or the actual cost of the Landlord Work shall exceed the Maximum Amount, Landlord, prior to commencing any construction of Landlord Work, shall submit to Tenant a written estimate setting forth the anticipated cost of the Landlord Work, including but not limited to labor and materials, contractor's fees and permit fees. Within 3 Business Days thereafter, Tenant shall either notify Landlord in writing of its approval of the cost estimate, or specify its objections thereto and any desired changes to the proposed Landlord Work. If Tenant notifies Landlord of such objections and desired changes, Tenant shall work with Landlord to reach a mutually acceptable alternative cost estimate.

     3. If Landlord's estimate and/or the actual cost of construction shall exceed the Maximum Amount (such amounts exceeding the Maximum Amount being herein referred to as the "Excess Costs"), Tenant shall pay to Landlord such Excess Costs, plus any applicable state sales or use tax thereon, upon demand. The statements of costs submitted to Landlord by Landlord's contractors shall be conclusive for purposes of determining the actual cost of the items described therein. The amounts payable by Tenant hereunder constitute Rent payable pursuant to the Lease, and the failure to timely pay same constitutes an event of default under the Lease.

     4. If Tenant shall request any revisions to the Plans, Landlord shall have such revisions prepared at Tenant's sole cost and expense and Tenant shall reimburse Landlord for the cost of preparing any such revisions to the Plans, plus any applicable state sales or use tax thereon, upon demand. Promptly upon completion of the revisions, Landlord shall notify Tenant in writing of the increased cost in the Landlord Work, if any, resulting from such revisions to the Plans. Tenant, within 3 Business Days, shall notify Landlord in writing whether it desires to proceed with such revisions. In the absence of such written authorization, Landlord shall have the option to continue work on the Premises disregarding the requested revision. Tenant shall be responsible for any Tenant Delay in completion of the Premises resulting from any revision to the Plans. If such revisions result in an increase in the cost of Landlord Work, such increased costs, plus any applicable state sales or use tax thereon, shall be payable by Tenant upon demand. Notwithstanding anything herein to the contrary, all revisions to the Plans shall be subject to the reasonable approval of Landlord.

     5. Any portion of the Maximum Amount which exceeds the cost of the Landlord Work or is otherwise remaining after the 180th day immediately following the Commencement Date, shall accrue to the sole benefit of Landlord, it being agreed that Tenant shall not be entitled to any credit, offset, abatement or payment with respect thereto.

     6. This Exhibit shall not be deemed applicable to any additional space added to the Premises at any time or from time to time, whether by any options under the Lease or otherwise, or to any portion of the original Premises or any additions to the Premises in the event of a renewal or extension of the original Term of the Lease, whether by any options under the Lease or otherwise, unless expressly so provided in the Lease or any amendment or supplement to the Lease.

     Landlord and Tenant have executed this exhibit as of the day and year first above written.

WITNESS/ATTEST:                 LANDLORD:

                                EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company

                                By:  EOP  Operating   Limited   Partnership,   a
                                     Delaware  limited  partnership,   its  sole
                                     member

                                     By: Equity  Office   Properties   Trust,  a
                                         Maryland real estate  investment trust,
                                         its general partner
--------------------------
                                         By:   __________________________
Name (print):  ________________
                                         Name: __________________________
---------------------------
                                         Title:   __________________________
Name (print):  ________________



WITNESS/ATTEST:                 TENANT:

                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation

___________________________     By:   _____________________________

Name (print):  ________________ Name: _____________________________

___________________________     Title:   _____________________________

Name (print):  ________________

                                    EXHIBIT E

                              ADDITIONAL PROVISIONS

     This Exhibit is attached to and made a part of the Lease and is entered into as of the 28th day of June, 2001, by and between EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company ("Landlord") and FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation ("Tenant") for space in the Building located at 1133 21st Street, N.W., Washington, D.C. 20036.

I.    Renewal Option.

     A. Tenant shall have the right to extend the Term (the "Renewal Option") for one additional period of 5 years commencing on the day following the Termination Date of the initial Term and ending on the 5th anniversary of the Termination Date (the "Renewal Term"), if:

          1. Landlord receives notice of exercise of the Renewal Option ("Initial Renewal Notice") not less than 12 full calendar months prior to the expiration of the initial Term and not more than 15 full calendar months prior to the expiration of the initial Term; and

          2. Tenant is not in default under the Lease beyond any applicable cure periods at the time that Tenant delivers its Initial Renewal Notice or at the time Tenant delivers its Binding Notice (defined below); and

          3. No part of the Premises is sublet at the time that Tenant delivers its Initial Renewal Notice or at the time Tenant delivers its Binding Notice other than in connection with a Permitted Sublease; and

          4. The Lease has not been assigned prior to the date that Tenant delivers its Initial Renewal Notice or prior to the date Tenant delivers its Binding Notice other than in connection with a Permitted Transfer.

     B. The initial Base Rent rate per rentable square foot for the Premises during the Renewal Term shall equal the Prevailing Market (defined below) rate per rentable square foot for the Premises.

     C. Tenant shall pay Additional Rent (i.e., Expense Excess and Tax Excess) for the Premises during the Renewal Term in accordance with Article IV of the Lease.

     D. Within 30 days after receipt of Tenant's Initial Renewal Notice, Landlord shall advise Tenant of the applicable Base Rent rate for the Premises for the Renewal Term. Tenant, within 15 days after the date on which Landlord advises Tenant of the applicable Base Rent rate for the Renewal Term, shall either (i) give Landlord final binding written notice ("Binding Notice") of Tenant's exercise of its option, or (ii) if Tenant disagrees with Landlord's determination, provide Landlord with written notice of rejection (the "Rejection Notice"). If Tenant fails to provide Landlord with either a Binding Notice or Rejection Notice within such 15 day period, Tenant's Renewal Option shall be null and void and of no further force and effect. If Tenant provides Landlord with a Binding Notice, Landlord and Tenant shall enter into the Renewal Amendment upon the terms and conditions set forth herein. If Tenant provides Landlord with a Rejection Notice, Landlord and Tenant shall work together in good faith for a period of 15 days to agree upon the Prevailing Market Base Rent rate for the Premises during the Renewal Term. Upon agreement Tenant shall provide Landlord with Binding Notice and Landlord and Tenant shall enter into the Renewal Amendment in accordance with the terms and conditions hereof. If Landlord and Tenant fail to agree upon the Prevailing Market Base Rent rate within such 15 day period, Tenant, by written notice to Landlord (the "Arbitration Notice") within 5 days after the expiration of such 15 day period, shall have the right to have the Prevailing Market rate determined in accordance with the following procedures. If Tenant fails to exercise its right to arbitrate, Tenant's Renewal Option shall be deemed to be null and void and of no further force and effect. If Tenant provides Landlord with an Arbitration Notice, Landlord and Tenant, within 10 days after the date of the Arbitration Notice, shall each simultaneously submit to the other, in a sealed envelope, its good faith estimate of the Prevailing Market rate (collectively referred to as the "Estimates"). If the Prevailing Market rate is not resolved by the exchange of Estimates, Landlord and Tenant, within 7 days after the exchange of Estimates, shall each select an appraiser to determine which of the two Estimates most closely reflects the Prevailing Market rate for the Premises. Each appraiser so selected shall be certified as an MAI appraiser or as an ASA appraiser and shall have had at least 5 years experience within the previous 10 years as a real estate appraiser working in the central business district of Washington, D.C., with working knowledge of current rental rates and practices. For purposes of this Lease, an "MAI" appraiser means an individual who holds an MAI designation conferred by, and is an independent member of, the American Institute of Real Estate Appraisers (or its successor organization, or in the event there is no successor organization, the organization and designation most similar), and an "ASA" appraiser means an individual who holds the Senior Member designation conferred by, and is an independent member of, the American Society of Appraisers (or its successor organization, or, in the event there is no successor organization, the organization and designation most similar). Upon selection, Landlord's and Tenant's appraisers shall work together in good faith to agree upon which of the two Estimates most closely reflects the Prevailing Market rate for the Premises. The Estimate chosen by such appraisers shall be binding on both Landlord and Tenant as the Base Rent rate for the Premises during the Renewal Term. If either Landlord or Tenant fails to appoint an appraiser within the seven day period referred to above, the appraiser appointed by the other party shall be the sole appraiser for the purposes hereof. If the two appraisers cannot agree upon which of the two Estimates most closely reflects the Prevailing Market within the 15 days after their appointment, then, within 10 days after the expiration of such 15 day period, the two appraisers shall select a third appraiser meeting the aforementioned criteria. Once the third appraiser has been selected as provided for above, then, as soon thereafter as practicable but in any case within 14 days, the appraiser shall make his determination of which of the two Estimates most closely reflects the Prevailing Market rate and such Estimate shall be binding on both Landlord and Tenant as the Base Rent rate for the Premises during the Renewal Term. If the arbitrator believes that expert advice would materially assist him, he may retain one or more qualified persons, to provide such expert advice. The parties shall share equally in the costs of the arbitrator and of any experts retained by the arbitrator. Any fees of any appraiser, counsel or experts engaged directly by Landlord or Tenant, however, shall be borne by the party retaining such appraiser, counsel or expert. In the event that the Prevailing Market rate has not been determined by the commencement date of the Renewal Term, Tenant shall pay Base Rent upon the terms and conditions in effect for the Premises during the final month of the initial Term until such time as the Prevailing Market rate has been determined. Upon such determination, the Base Rent for the Premises shall be retroactively adjusted to the commencement of the Renewal Term for the Premises. If such adjustment results in an underpayment of Base Rent by Tenant, Tenant shall pay Landlord the amount of such underpayment within 30 days after the determination thereof. If such adjustment results in an overpayment of Base Rent by Tenant, Landlord shall credit such overpayment against the next installment of Rent due under the Lease and, to the extent necessary, any subsequent installments until the entire amount of such overpayment has been credited against Rent.

     E. If Tenant is entitled to and properly exercises its Renewal Option, Landlord shall prepare an amendment (the "Renewal Amendment") to reflect changes in the Base Rent, Term, Termination Date and other appropriate terms. The Renewal Amendment shall be sent to Tenant within 30 Business Days after receipt of the Binding Notice.

     An otherwise valid exercise of the Renewal Option shall, at Landlord's option, be fully effective whether or not the Renewal Amendment is executed.

     F. For purposes hereof, "Prevailing Market" shall mean the arms length fair market annual rental rate per rentable square foot under renewal leases and amendments entered into on or about the date on which the Prevailing Market is being determined hereunder for space comparable to the Premises in the Building and office buildings comparable to the Building in the central business district of Washington, D.C. The determination of Prevailing Market shall take into account any material economic differences between the terms of the Lease and any comparison lease (including, without limitation, the Base Year for the Renewal Term), such as rent abatements, construction costs and other concessions and the manner, if any, in which the Landlord under any such lease is reimbursed for operating expenses and taxes. The determination of Prevailing Market shall also take into consideration any reasonably anticipated changes in the Prevailing Market rate from the time such Prevailing Market rate is being determined and the time such Prevailing Market rate will become effective under the Lease.

II.   Parking.

     A. During the Term, Tenant agrees to lease from Landlord and Landlord agrees to lease to Tenant a total of 8 unreserved parking spaces and 1 reserved space (collectively, the "Spaces") in the Building garage ("Garage") for the use of Tenant and its employees. No deductions or allowances shall be made for days when Tenant or any of its employees does not utilize the parking facilities or for Tenant utilizing less than all of the Spaces. Tenant shall not have the right to lease or otherwise use more than the number of reserved and unreserved Spaces set forth above.

     B. During the initial Term, Tenant shall pay Landlord, as Additional Rent in accordance with Article IV of the Lease, the sum of $204.00 per month, plus applicable tax thereon, if any, for each unreserved Space leased by Tenant hereunder, and the sum of $408.00 per month, plus applicable tax thereon, if any, for the reserved Space leased by Tenant hereunder, as such rates may be adjusted from time-to-time to reflect the then current rate for parking in the Garage.

     C. Except for particular spaces and areas designated by Landlord for reserved parking, all parking in the Garage and surface parking areas serving the Building shall be on an unreserved, first-come, first-served basis.

     D. Landlord shall not be responsible for money, jewelry, automobiles or other personal property lost in or stolen from the Garage or the surface parking areas regardless of whether such loss or theft occurs when the Garage or other areas therein are locked or otherwise secured. Except as caused by the negligence or willful misconduct of Landlord and without limiting the terms of the preceding sentence, Landlord shall not be liable for any loss, injury or damage to persons using the Garage or the surface parking areas or automobiles or other property therein, it being agreed that, to the fullest extent permitted by Law, the use of the Spaces shall be at the sole risk of Tenant and its employees.

     E. Landlord shall have the right from time to time to designate the location of the Spaces and to promulgate reasonable rules and regulations in a non-discriminatory manner regarding the Garage, the surface parking areas, if any, the Spaces and the use thereof, including, but not limited to, rules and regulations controlling the flow of traffic to and from various parking areas, the angle and direction of parking and the like. Tenant shall comply with and cause its employees to comply with all such rules and regulations as well as all reasonable additions and amendments thereto.

     F. Tenant shall not store or permit its employees to store any automobiles in the Garage or on the surface parking areas without the prior written consent of Landlord. Except for emergency repairs, Tenant and its employees shall not perform any work on any automobiles while located in the Garage or on the Property. If it is necessary for Tenant or its employees to leave an automobile in the Garage or on the surface parking areas overnight, Tenant shall provide Landlord with prior notice thereof designating the license plate number and model of such automobile.

     G. Landlord shall have the right to temporarily close the Garage or certain areas therein in order to perform necessary repairs, maintenance and improvements to the Garage or the surface parking areas, if any.

     H. Tenant shall not assign or sublease any of the Spaces without the consent of Landlord. Landlord shall have the right to terminate this parking agreement with respect to any Spaces that Tenant desires to sublet or assign.

      I. Landlord may elect to provide parking cards or keys to control access to the Garage or surface parking areas, if any. In such event, Landlord shall provide Tenant with one card or key for each Space that Tenant is leasing hereunder, provided that Landlord shall have the right to require Tenant or its employees to place a deposit on such access cards or keys and to pay a fee for any lost or damaged cards or keys.

     J. Landlord hereby reserves the right to enter into a management agreement or lease with an entity for the Garage ("Garage Operator"). In such event, Tenant, upon request of Landlord, shall enter into a parking agreement with the Garage Operator and pay the Garage Operator the monthly charge established hereunder, and Landlord shall have no liability for claims arising through acts or omissions of the Garage Operator unless caused by Landlord's negligence or willful misconduct. It is understood and agreed that the identity of the Garage Operator may change from time to time during the Term. In connection therewith, any parking lease or agreement entered into between Tenant and a Garage Operator shall be freely assignable by such Garage Operator or any successors thereto.

III.  Right of First Offer.

     A. Tenant shall have the one-time right of first offer (the "Right of First Offer") with respect to the 3,899 rentable square feet on the 7th floor of the Building shown on the attached Exhibit F (the "Offering Space"), which Right of First Offer shall be exercised as follows: at any time after Landlord has determined that the existing tenant in the Offering Space will not extend or renew the term of its lease for the Offering Space (but prior to leasing such Offering Space to a party other than the existing tenant), Landlord shall advise Tenant no earlier than 15 months before and no later than 12 months prior to the expiration of the lease term with the existing tenant of the Offering Space for (the "Advice") of the terms under which Landlord is prepared to lease the Offering Space to Tenant for the remainder of the Term, which terms shall reflect the Prevailing Market Rate (defined below) for such Offering Space as reasonably determined by Landlord. Tenant may lease such Offering Space in its entirety only, under such terms, by delivering written notice of exercise to Landlord ("Notice of Exercise") within 5 days after the date of the Advice, except that Tenant shall have no such Right of First Offer and Landlord need not provide Tenant with an Advice, if:

          1. Tenant is in default beyond any applicable cure periods under the Lease at the time Landlord would otherwise deliver the Advice; or

          2. the Premises, or any portion thereof, is sublet at the time Landlord would otherwise deliver the Advice; or

          3. the Lease has been assigned prior to the date Landlord would otherwise deliver the Advice; or

          4. Tenant is not occupying the Premises on the date Landlord would otherwise deliver the Advice; or

          5. the Offering Space is not intended for the exclusive use of Tenant during the remainder of the term of the Lease; or

          6. the existing tenant under lease in the Offering Space is interested in extending or renewing its lease for the Offering Space or entering into a new lease for the Offering Space; or

          7.   the Offering Space is subject to Superior Rights (defined below).

       B. 1. The term for the Offering Space shall commence upon the commencement date stated in the Advice (the "Offering Space Effective Date") and thereupon such Offering Space shall be considered a part of the Premises, provided that all of the terms stated in the Advice shall govern Tenant's leasing of the Offering Space and only to the extent that they do not conflict with the Advice, the terms and conditions of this Lease shall apply to the Offering Space.

          2. Tenant shall pay Base Rent and Tenant's Pro Rata Share of Expenses and Taxes for the Offering Space in accordance with the terms and conditions of the Advice, which terms and conditions shall reflect the Prevailing Market Rate for the Offering Space, as determined in Landlord's reasonable judgment.

          3. The Offering Space (including improvements and personalty, if any) shall be accepted by Tenant in its condition and as-built configuration existing on the earlier of the date Tenant takes possession of the Offering Space or as of the Offering Space Effective Date.

     C. The rights of Tenant hereunder with respect to the Offering Space shall terminate on the earlier to occur of: (i) the day immediately preceding the 8th anniversary of the Commencement Date (or if Tenant properly exercises its Renewal Option in accordance with Paragraph I above, the day immediately preceding the 13th anniversary of the Commencement Date, (ii) Tenant's failure to exercise its Right of First Offer within the 5 day period provided in paragraph A above, and
          (iii) the date Landlord would have provided Tenant an Advice if Tenant had not been in violation of one or more of the conditions set forth in Paragraph A above.

       D. 1. If Tenant exercises its Right of First Offer, Landlord shall prepare an amendment (the "Offering Amendment") adding the Offering Space to the Premises on the terms set forth in the Advice and reflecting changes in the Base Rent, Rentable Square Footage of the Premises, Tenant's Pro Rata Share and other appropriate terms.

          2. A copy of the Offering Amendment shall be (i) sent to Tenant within a reasonable time after receipt of the Notice of Exercise executed by Tenant, and (ii) executed by Tenant and returned to Landlord within 10 days thereafter.

      E. For purposes hereof,

          1. "Prevailing Market Rate" shall mean the annual rental rate per square foot for space comparable to the Offering Space in the Building and buildings comparable to the Building in the central business district of Washington, D.C. under leases and renewal and expansion amendments being entered into at or about the time that Prevailing Market is being determined giving appropriate consideration to tenant concessions, brokerage commissions, tenant improvement allowances, and the method of allocating operating expenses and taxes. Notwithstanding the foregoing, space leased under any of the following circumstances shall not be considered to be comparable for purposes hereof: (i) the lease term is for less than the lease term of the offering space, (ii) the space is encumbered by the option rights of another tenant, or (iii) the space has a lack of windows and/or an awkward or unusual shape or configuration. The foregoing is not intended to be an exclusive list of space that will not be considered to be comparable.

          2. "Superior Rights" shall mean the existing (as of the date hereof) expansion rights of any tenant in the Building with respect to the Offering Space, regardless of whether such rights are designated as a right of first offer, right of first refusal, expansion option or otherwise.

IV.   Roof Space Dish/Antenna.

     A. Tenant shall have the right, in consideration for payments of $200.00 per month (the "Dish/Antenna Payments"), to lease space on the roof of the Building for the purpose of installing (in accordance with Section IX.C of the Lease), operating and maintaining a 3 meter dish/antenna or other communication device approved by the Landlord (the "Dish/Antenna"). The Dish/Antenna Payments shall constitute Additional Rent under the terms of the Lease and Tenant shall be required to make these payments in strict compliance with the terms of Section IV of the Lease. The exact location of the space on the roof to be leased by Tenant shall be designated by Landlord and shall not exceed 25 square feet (the "Roof Space"). Landlord reserves the right to relocate the Roof Space as reasonably necessary during the Term. Landlord's designation shall take into account Tenant's use of the Dish/Antenna. Notwithstanding the foregoing, Tenant's right to install the Dish/Antenna shall be subject to the approval rights of Landlord and Landlord's architect and/or engineer with respect to the plans and specifications of the Dish/Antenna, the manner in which the Dish/Antenna is attached to the roof of the Building and the manner in which any cables are run to and from the Dish/Antenna. The precise specifications and a general description of the Dish/Antenna along with all documents Landlord reasonably requires to review the installation of the Dish/Antenna (the "Plans and Specifications") shall be submitted to Landlord for Landlord's written approval no later than 20 days before Tenant commences to install the Dish/Antenna. Tenant shall be solely responsible for obtaining all necessary governmental and regulatory approvals and for the cost of installing, operating, maintaining and removing the Dish/Antenna. Tenant shall notify Landlord upon completion of the installation of the Dish/Antenna. If Landlord determines that the Dish/Antenna equipment does not comply with the approved Plans and Specifications, that the Building has been damaged during installation of the Dish/Antenna or that the installation was defective, Landlord shall notify Tenant of any noncompliance or detected problems and Tenant immediately shall cure the defects. If the Tenant fails to immediately cure the defects, Tenant shall pay to Landlord upon demand the cost, as reasonably determined by Landlord, of correcting any defects and repairing any damage to the Building caused by such installation. If at any time Landlord, in its sole discretion, deems it necessary, Tenant shall provide and install, at Tenant's sole cost and expense, appropriate aesthetic screening, reasonably satisfactory to Landlord, for the Dish/Antenna (the "Aesthetic Screening").

     B. Landlord agrees that Tenant, upon reasonable prior written notice to Landlord, shall have access to the roof of the Building and the Roof Space for the purpose of installing, maintaining, repairing and removing the Dish/Antenna, the appurtenances and the Aesthetic Screening, if any, all of which shall be performed by Tenant or Tenant's authorized representative or contractors, which shall be approved by Landlord, at Tenant's sole cost and risk. It is agreed, however, that only authorized engineers, employees or properly authorized contractors of Tenant, FCC (defined below) inspectors, or persons under their direct supervision will be permitted to have access to the roof of the Building and the Roof Space. Tenant further agrees to exercise firm control over the people requiring access to the roof of the Building and the Roof Space in order to keep to a minimum the number of people having access to the roof of the Building and the Roof Space and the frequency of their visits.

     C.   It  is  further   understood   and  agreed   that  the   installation,
          maintenance, operation and removal of the Dish/Antenna, the appurtenances and the Aesthetic Screening, if any, is not permitted to damage the Building or the roof thereof, or interfere with the use of the Building and roof by Landlord. Tenant agrees to be responsible for any damage caused to the roof or any other part of the Building, which may be caused by Tenant or any of its agents or representatives.

     D. Tenant agrees to install only equipment of types and frequencies which will not cause unreasonable interference to Landlord or existing tenants of the Building. In the event Tenant's equipment causes such interference, Tenant will change the frequency on which it transmits and/or receives and take any other steps necessary to eliminate the interference. If said interference cannot be eliminated within a reasonable period of time, in the judgment of Landlord, then Tenant agrees to remove the Dish/Antenna from the Roof Space.

     E. Tenant shall, at its sole cost and expense, and at its sole risk, install, operate and maintain the Dish/Antenna in a good and workmanlike manner, and in compliance with all Building, electric, communication, and safety codes, ordinances, standards, regulations and requirements, now in effect or hereafter promulgated, of the Federal Government, including, without limitation, the Federal Communications Commission (the "FCC"), the Federal Aviation Administration ("FAA") or any successor agency of either the FCC or FAA having jurisdiction over radio or telecommunications, and of the state, city and county in which the Building is located. Under this Lease, the Landlord and its agents assume no responsibility for the licensing, operation and/or maintenance of Tenant's equipment. Tenant has the responsibility of carrying out the terms of its FCC license in all respects. The Dish/Antenna shall be connected to Landlord's power supply in strict compliance with all applicable Building, electrical, fire and safety codes. Neither Landlord nor its agents shall be liable to Tenant for any stoppages or shortages of electrical power furnished to the Dish/Antenna or the Roof Space because of any act, omission or requirement of the public utility serving the Building, or the act or omission of any other tenant, invitee or licensee or their respective agents, employees or contractors, or for any other cause beyond the reasonable control of Landlord, and Tenant shall not be entitled to any rental abatement for any such stoppage or shortage of electrical power. Neither Landlord nor its agents shall have any responsibility or liability for the conduct or safety of any of Tenant's representatives, repair, maintenance and engineering personnel while in or on any part of the Building or the Roof Space.

     F. The Dish/Antenna, the appurtenances and the Aesthetic Screening, if any, shall remain the personal property of Tenant, and shall be removed by Tenant at its own expense at the expiration or earlier termination of this Lease or Tenant's right to possession hereunder. Tenant shall repair any damage caused by such removal, including the patching of any holes to match, as closely as possible, the color surrounding the area where the equipment and appurtenances were attached. Tenant agrees to maintain all of the Tenant's equipment placed on or about the roof or in any other part of the Building in proper operating condition and maintain same in satisfactory condition as to appearance and safety in Landlord's sole discretion. Such maintenance and operation shall be performed in a manner to avoid any interference with any other tenants or Landlord. Tenant agrees that at all times during the Term, it will keep the roof of the Building and the Roof Space free of all trash or waste materials produced by Tenant or Tenant's agents, employees or contractors.

     G. In light of the specialized nature of the Dish/Antenna, Tenant shall be permitted to utilize the services of its choice for installation, operation, removal and repair of the Dish/Antenna, the appurtenances and the Aesthetic Screening, if any, subject to the reasonable approval of Landlord. Notwithstanding the foregoing, Tenant must provide Landlord with prior written notice of any such installation, removal or repair and coordinate such work with Landlord in order to avoid voiding or otherwise adversely affecting any warranties granted to Landlord with respect to the roof. If necessary, Tenant, at its sole cost and expense, shall retain any contractor having a then existing warranty in effect on the roof to perform such work (to the extent that it involves the roof), or, at Tenant's option, to perform such work in conjunction with Tenant's contractor. In the event the
          Landlord contemplates roof repairs that could affect Tenant's Dish/Antenna, or which may result in an interruption of the Tenant's telecommunication service, Landlord shall formally notify Tenant at least 30 days in advance (except in cases of an emergency) prior to the commencement of such contemplated work in order to allow Tenant to make other arrangements for such service.

     H. Tenant shall not allow any provider of telecommunication, video, data or related services ("Communication Services") to locate any equipment on the roof of the Building or in the Roof Space for any purpose whatsoever, nor may Tenant use the Roof Space and/or Dish/Antenna to provide Communication Services to an unaffiliated tenant, occupant or licensee of another building, or to facilitate the provision of Communication Services on behalf of another Communication Services provider to an unaffiliated tenant, occupant or licensee of the Building or any other building.

     I. Tenant acknowledges that Landlord may at some time establish a standard license agreement (the "License Agreement") with respect to the use of roof space by tenants of the Building. Tenant, upon request of Landlord, shall enter into such License Agreement with Landlord provided that such agreement does not materially alter the rights of Tenant hereunder with respect to the Roof Space.

     J. Tenant specifically acknowledges and agrees that the terms and conditions of Article XIV of the Lease (Indemnity and Waiver of Claims) shall apply with full force and effect to the Roof Space and any other portions of the roof accessed or utilized by Tenant, its representatives, agents, employees or contractors.

     K. If Tenant defaults under any of the terms and conditions of this Section or the Lease, and Tenant fails to cure said default within the time allowed by Article XIX of the Lease, Landlord shall be permitted to exercise all remedies provided under the terms of the Lease, including removing the Dish/Antenna, the appurtenances and the Aesthetic Screening, if any, and restoring the Building and the Roof Space to the condition that existed prior to the installation of the Dish/Antenna, the appurtenances and the Aesthetic Screening, if any. If Landlord removes the Dish/Antenna, the appurtenances and the Aesthetic Screening, if any, as a result of an uncured default, Tenant shall be liable for all costs and expenses Landlord incurs in removing the Dish/Antenna, the appurtenances and the Aesthetic Screening, if any, and repairing any damage to the Building, the roof of the Building and the Roof Space caused by the installation, operation or maintenance of the Dish/Antenna, the appurtenances, and the Aesthetic Screening, if any.

V. Contingency. Landlord and Tenant hereby acknowledge that the Premises is currently leased to Peterson Consulting, LLC ("Peterson") pursuant to the terms of a lease (the "Peterson Lease") that is currently scheduled to expire October 31, 2001 (the "Peterson Termination Date"). Landlord is currently engaged in good faith discussions with Peterson with respect to an agreement (the "Peterson Agreement") under which the Peterson Lease would be terminated with respect to the Premises prior to the Peterson Termination Date. This Lease is contingent upon the execution of the Peterson Agreement by Landlord and Peterson on or before June 29, 2001. In the event that Landlord and Peterson fail to enter into the Peterson
     Agreement on or before June 29, 2001, Landlord shall have the right to cancel this Lease by the delivery of written notice to Tenant on or before the date on which the Peterson Agreement is entered into by Landlord and Peterson.

     IN WITNESS WHEREOF, Landlord and Tenant have executed this exhibit as of the day and year first above written.

WITNESS/ATTEST:                 LANDLORD:

                                EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company

                                By:  EOP  Operating   Limited   Partnership,   a
                                     Delaware  limited  partnership,   its  sole
                                     member

                                     By: Equity  Office   Properties   Trust,  a
                                         Maryland real estate  investment trust,
                                         its general partner
--------------------------
                                         By:   __________________________
Name (print):  ________________
                                         Name: __________________________
---------------------------
                                         Title:   __________________________
Name (print):  ________________



WITNESS/ATTEST:                 TENANT:

                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation

___________________________     By:   _____________________________

Name (print):  ________________ Name: _____________________________

___________________________     Title:   _____________________________

Name (print):  ________________

                                    EXHIBIT F

                                 OFFERING SPACE


     This Exhibit is attached to and made a part of the Lease dated as of June 28, 2001, by and between EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company ("Landlord") and FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation ("Tenant") for space in the Building located at 1133 21st Street, N.W., Washington, D.C. 20036.

                                    EXHIBIT G

                       SAMPLE LANDLORD CONSENT TO SUBLEASE


     This Consent is entered into as of the ____ day of _________, ____ by and among EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company ("Landlord"), FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation ("Sublandlord"), and ____________________________, a(n)
_________________ ("Subtenant").

                                    RECITALS:

A. Landlord, as landlord, and Sublandlord, as tenant, are parties to that certain lease agreement dated __________________, as amended and/or assigned by instrument(s) dated __________________, __________________, and
     _________________ (collectively, the "Lease") pursuant to which Landlord has leased to Sublandlord certain premises containing approximately 13,652 rentable square feet (the "Premises") known as suite number 600 on the 6th floor of the building commonly known as Two Lafayette Centre located at 1133 21st Street, N.W., Washington, D.C. 20036 (the "Building").

B. Sublandlord and Subtenant have entered into (or are about to enter into) that certain sublease agreement dated __________________ attached hereto as Exhibit A (the "Sublease Agreement") pursuant to which Sublandlord has agreed to sublease to Subtenant certain premises described as follows:
     ______________________________, (the "Sublet Premises") constituting all or a part of the Premises.

C. Sublandlord and Subtenant have requested Landlord's consent to the Sublease Agreement.

D. Landlord has agreed to give such consent upon the terms and conditions contained in this Consent.

     NOW THEREFORE, in consideration of the foregoing preambles which by this reference are incorporated herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord hereby consents to the Sublease Agreement subject to the following terms and conditions, all of which are hereby acknowledged and agreed to by Sublandlord and Subtenant:

1. Sublease Agreement. Sublandlord and Subtenant hereby represent that a true and complete copy of the Sublease Agreement is attached hereto and made a part hereof as Exhibit A.

2. Representations. Sublandlord hereby represents and warrants that Sublandlord (i) has full power and authority to sublease the Sublet Premises to Subtenant, (ii) has not transferred or conveyed its interest in the Lease to any person or entity collaterally or otherwise, and (iii) has full power and authority to enter into the Sublease Agreement and this Consent. Subtenant hereby represents and warrants that Subtenant has full power and authority to enter into the Sublease Agreement and this Consent.

3. Indemnity and Insurance. Subtenant hereby assumes, with respect to Landlord, all of the indemnity and insurance obligations of the Sublandlord under the Lease, provided that the foregoing shall not be construed as relieving or releasing Sublandlord from any such obligations.

4. No Release. Nothing contained in the Sublease Agreement or this Consent shall be construed as relieving or releasing Sublandlord from any of its obligations under the Lease, it being expressly understood and agreed that Sublandlord shall remain liable for such obligations notwithstanding anything contained in the Sublease Agreement or this Consent or any subsequent assignment(s), sublease(s) or transfer(s) of the interest of the tenant under the Lease. Sublandlord shall be responsible for the collection of all rent due it from Subtenant, and for the performance of all the other terms and conditions of the Sublease Agreement, it being understood that Landlord is not a party to the Sublease Agreement and, notwithstanding anything to the contrary contained in the Sublease Agreement, is not bound by any terms, provisions or representations contained in the Sublease Agreement and is not obligated to Sublandlord or Subtenant for any of the duties and obligations contained therein.

5. Administrative Fee. Upon Sublandlord's execution and delivery of this Consent, Sublandlord shall pay to Landlord the sum of $2,000.00 in consideration for Landlord's review of the Sublease Agreement and the preparation and delivery of this Consent.

6. No Transfer. Subtenant shall not further sublease the Sublet Premises, assign its interest as the Subtenant under the Sublease Agreement or otherwise transfer its interest in the Sublet Premises or the Sublease Agreement to any person or entity without the written consent of Landlord, which Landlord may withhold in its sole discretion.

7. Lease. In no event shall the Sublease Agreement or this Consent be construed as granting or conferring upon the Sublandlord or the Subtenant any greater rights than those contained in the Lease nor shall there be any diminution of the rights and privileges of the Landlord under the Lease. Without limiting the scope of the preceding sentence, any construction or alterations performed in or to the Sublet Premises shall be performed with Landlord's prior written approval and in accordance with the terms and conditions of the Lease.

8. Services. Sublandlord hereby authorizes Subtenant, as agent for Sublandlord, to obtain services and materials for or related to the Sublet Premises, and Sublandlord agrees to pay for such services and materials as additional Rent under the Lease upon written demand from Landlord. However, as a convenience to Sublandlord, Landlord may bill Subtenant directly for such services and materials, or any portion thereof, in which event Subtenant shall pay for the services and materials so billed upon written demand, provided that such billing shall not relieve Sublandlord from its primary obligation to pay for such services and materials.

9. Attornment. If the Lease or Sublandlord's right to possession thereunder terminates for any reason prior to expiration of the Sublease Agreement, Subtenant agrees, at the election of Landlord, to attorn to Landlord upon the then executory terms and conditions of the Sublease Agreement for the remainder of the term of the Sublease Agreement. If Landlord does not so elect, the Sublease Agreement and all rights of Subtenant in the Sublet Premises shall terminate upon the date of termination of the Lease or Sublandlord's right to possession thereunder.

10. Payments Under the Sublease. If at any time Sublandlord is in default under the terms of the Lease, Landlord shall have the right to contact Subtenant and require Subtenant to pay all rent due under the Sublease Agreement directly to Landlord until such time as Sublandlord has cured such default. Subtenant agrees to pay such sums directly to Landlord if requested by Landlord, and Sublandlord agrees that any such sums paid by Subtenant shall be deemed applied against any sums owed by Subtenant under the Sublease Agreement. Any such sums received by Landlord from Subtenant shall be received by Landlord on behalf of Sublandlord and shall be applied by Landlord to any sums past due under the Lease, in such order of priority as required under the Lease or, if the Lease is silent in such regard, then in such order of priority as Landlord deems appropriate. The receipt of such funds by Landlord shall in no manner be deemed to create a direct lease or sublease between Landlord and Subtenant. If Subtenant fails to deliver its Sublease payments directly to Landlord as required herein following receipt of written notice from Landlord as described above, then Landlord shall have the right to remove any signage of Subtenant, at Subtenant's cost, located outside the Premises or in the Building lobby or elsewhere in the Building and to pursue any other rights or remedies available to Landlord at law or in equity.

11. Sublandlord Notice Address. If Sublandlord is subleasing the entire Premises or otherwise vacating the Premises, Sublandlord shall provide Landlord with a new address for notices to Sublandlord under the Lease. If Sublandlord fails to provide Landlord with written notice of such new address, then Landlord may continue to send notices to Sublandlord at the address(es) provided in, and in accordance with the terms of, the Lease.

12. Counterparts. This Consent may be executed in counterparts and shall constitute an agreement binding on all parties notwithstanding that all parties are not signatories to the original or the same counterpart provided that all parties are furnished a copy or copies thereof reflecting the signature of all parties.


      IN WITNESS WHEREOF, Landlord, Sublandlord and Subtenant have executed this Consent as of the date set forth above.

WITNESS/ATTEST:                 LANDLORD:

                                EOP-TWO LAFAYETTE, L.L.C., a Delaware limited liability company

                                By:  EOP  Operating   Limited   Partnership,   a
                                     Delaware  limited  partnership,   its  sole
                                     member

                                     By: Equity  Office   Properties   Trust,  a
                                         Maryland real estate  investment trust,
                                         its general partner
--------------------------
                                         By:   __________________________
Name (print):  ________________
                                         Name: __________________________
---------------------------
                                         Title:   __________________________
Name (print):  ________________



WITNESS/ATTEST:                 SUBLANDLORD:

                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federally chartered corporation

___________________________     By:   _____________________________

Name (print):  ________________ Name: _____________________________

___________________________     Title:      _____________________________

Name (print):  ________________



WITNESS/ATTEST:                 SUBTENANT:

___________________________     ________________________________________,   a(n)
                                ________________________________________
Name (print):  ________________
                                By:    _____________________________
_______________________________
                                Name:  _____________________________
Name (print):  ________________
                                Title: _____________________________

                                    EXHIBIT H

                            JANITORIAL SPECIFICATIONS

                                                                   Exhibit 99.2


                             [Farmer Mac Letterhead]




                                 March 27, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


      Re:   Confirmation of Arthur Andersen LLP's Representations

Ladies and Gentlemen:

     The Federal Agricultural Mortgage Corporation (the "Corporation") is filing its Annual Report on Form 10-K today with consolidated financial statements audited by Arthur Andersen LLP ("Andersen"). In accordance with Temporary Note 3T to Article 3 of Regulation S-X, this letter confirms that the Corporation has received certain required representations from Andersen in a letter dated March 26, 2002.

     Andersen has represented to the Corporation that the audit was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards. Andersen further represented that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation. Andersen represented that the availability of personnel at foreign affiliates of Andersen was not relevant to this audit.


                                Very truly yours,

                             /s/ Nancy E. Corsiglia
                           ------------------------------
                               Nancy E. Corsiglia
                               Vice President - Finance and
                               Chief Financial Officer