Form 10-Q
period 2002-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2002-05-15
CIK 845877

As filed with the Securities and Exchange Commission on

                                  May 15, 2002
--------------------------------------------------------------------------------

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

For the quarterly period ended March 31, 2002     Commission File Number 0-17440

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
             (Exact name of registrant as specified in its charter)

      Federally chartered instrumentality
             of the United States                       52-1578738
        (State or other jurisdiction of    (I.R.S. employer identification
        incorporation or organization)                    number)

        1133 Twenty-First Street, N.W.,
                   Suite 600                             20036
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

Yes   [X]               No    [  ]

     As of May 1, 2002, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,063,699 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

     The following interim condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited 2001 consolidated financial statements of Farmer Mac included in the Corporation's Form 10-K for the year ended December 31, 2001. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

     The following information concerning Farmer Mac's condensed consolidated financial statements is included herein:

      Condensed Consolidated Balance Sheets as of March 31, 2002 and
        December 31, 2001.............................................. 3
      Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001........................... 4
      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001........................... 5
      Notes to Condensed Consolidated Financial Statements............. 6

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        March 31,          December 31,
                                                                          2002                2001
                                                                    ------------------  ---------------
                                                                       (unaudited)          (audited)
 Assets:
   Cash and cash equivalents                                           $ 468,664            $ 437,831
   Investment securities                                                 957,632            1,007,954
   Farmer Mac guaranteed securities                                    1,618,934            1,690,376
   Loans                                                                 309,894              201,812
   Financial derivatives                                                     317                   15
   Interest receivable                                                    36,116               56,253
   Guarantee fees receivable                                               3,719                6,004
   Prepaid expenses and other assets                                      18,711               16,963
                                                                  -----------------  -------------------
       Total Assets                                                  $ 3,413,987          $ 3,417,208
                                                                  -----------------  -------------------
 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                             $ 2,320,958          $ 2,233,267
     Due after one year                                                  890,702              968,463
                                                                  -----------------  -------------------
       Total notes payable                                             3,211,660            3,201,730
   Financial derivatives                                                  14,765               20,762
   Accrued interest payable                                               22,701               26,358
   Accounts payable and accrued expenses                                  10,452               18,037
   Reserve for losses                                                     17,017               15,884
                                                                  -----------------  -------------------
       Total Liabilities                                               3,276,595            3,282,771

 Stockholders' Equity:
   Common stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding as of
       March 31, 2002 and December 31, 2001.                               1,031                1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding as of
       March 31, 2002 and December 31, 2001.                                 500                  500
     Class C Non-Voting, $1 par value, no maximum authorization,
       10,060,169 and 10,033,037 shares issued and outstanding
       as of March 31, 2002 and December 31, 2001.                        10,060               10,033
   Additional paid-in capital                                             81,691               80,960
   Accumulated other comprehensive income                                  3,391                8,395
   Retained earnings                                                      40,719               33,518
                                                                  -----------------  -------------------
       Total Stockholders' Equity                                        137,392              134,437
                                                                  -----------------  -------------------
   Total Liabilities and Stockholders' Equity                        $ 3,413,987          $ 3,417,208
                                                                  -----------------  -------------------

              See accompanying notes to condensed consolidated financial statements.


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                            Three Months Ended
                                                    ------------------------------------
                                                     Mar. 31, 2002       Mar. 31, 2001
                                                    ----------------    ----------------
                                                                (unaudited)
 Interest income:
   Investments and cash equivalents                        $ 10,327            $ 21,088
   Farmer Mac guaranteed securities                          23,018              28,740
   Loans                                                      3,799                 603
                                                    ----------------    ----------------
     Total interest income                                   37,144              50,431
 Interest expense                                            29,674              44,978
                                                    ----------------    ----------------
 Net interest income                                          7,470               5,453
 Gains/(Losses) on financial derivatives
  and trading assets                                            224                (589)
 Other income:
   Guarantee fees                                             4,567               3,428
   Miscellaneous                                                391                 166
                                                    ----------------    ----------------
 Total other income                                           4,958               3,594
                                                    ----------------    ----------------
 Total revenues                                              12,652               8,458
 Expenses:
   Compensation and employee benefits                         1,255               1,237
   Regulatory fees                                              197                 223
   General and administrative                                 1,096               1,145
                                                    ----------------    ----------------
     Total operating expenses                                 2,548               2,605
   Provision for losses                                       2,016               1,383
                                                    ----------------    ----------------
 Total expenses                                               4,564               3,988
                                                    ----------------    ----------------
 Income before income taxes                                   8,088               4,470
 Income tax expense                                           2,505               1,588
                                                    ----------------    ----------------
 Net income before cumulative effect                          5,583               2,882
  of change in accounting principles
 Cumulative effect of change in accounting
  principles, net of taxes of $400                                -                (726)
 Extraordinary gain, net of taxes of $872                     1,619
                                                    ----------------    ----------------
Net income                                                  $ 7,202             $ 2,156
                                                    ----------------    ----------------
Earnings per share:
   Basic earnings per share                                  $ 0.62              $ 0.19
   Diluted earnings per share                                $ 0.59              $ 0.18
Earnings per share before cumulative
  effect of change in accounting principles
  and extraordinary item:
   Basic earnings per share                                  $ 0.48              $ 0.26
   Diluted earnings per share                                $ 0.46              $ 0.25

          See accompanying notes to condensed consolidated financial statements.



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  Three Months Ended
                                                                         -------------------------------------
                                                                          Mar. 31, 2002       Mar. 31, 2001
                                                                         -----------------  ------------------
                                                                                     (unaudited)
 Cash flows from operating activities:
   Net income                                                               $ 7,202             $ 2,156
   Adjustments to reconcile net income to net cash provided by operating activities:
   Net amortization of investment premiums and discounts                      1,167                (350)
   Decrease in interest receivable                                           20,137              22,111
   Decrease in guarantee fees receivable                                      2,285               2,439
   Increase in other assets                                                  (1,782)             (2,159)
   Amortization of debt premiums, discounts and issuance costs               10,245              31,019
   Decrease in accrued interest payable                                      (3,657)             (5,146)
   Decrease in other liabilities                                             (4,894)             (2,803)
   Purchases of (proceeds from) trading investment securities                (3,503)              5,680
   Mark to market on trading securities and derivatives                        (224)              1,715
   Amortization of settled financial derivatives contracts                      202                   -
   Extraordinary gain on debt repurchase                                     (2,545)                  -
   Provision for losses                                                       2,016               1,063
                                                                     ---------------  ------------------
    Net cash provided by operating activities                                26,649              55,725

 Cash flows from investing activities:
   Purchases of investment securities                                       (67,500)            (82,450)
   Purchases of Farmer Mac guaranteed securities                            (61,273)           (112,645)
   Purchases of loans                                                      (110,598)            (48,636)
   Proceeds from repayment of investment securities                         112,925              95,848
   Proceeds from repayment of Farmer Mac guaranteed securities              125,910             102,001
   Proceeds from repayment of loans                                           2,516                  42
   Proceeds from sale of Farmer Mac guaranteed securities                         -              32,534
   Settlement of financial derivatives                                         (831)             (1,349)
   Purchases of office equipment                                                (52)                 (6)
                                                                     ---------------  ------------------
    Net cash provided by (used in) investing activities                       1,097             (14,661)

 Cash flows from financing activities:
   Proceeds from issuance of discount notes                              25,948,602          22,619,870
   Proceeds from issuance of medium-term notes                               11,300                   -
   Payments to redeem discount notes                                    (25,884,894)        (22,780,186)
   Payments to redeem medium-term notes                                     (72,680)            (99,670)
   Proceeds from common stock issuance                                          759               1,488
                                                                     ---------------  ------------------
    Net cash provided by (used in) financing activities                       3,087            (258,498)
                                                                     ---------------  ------------------
   Net increase (decrease) in cash and cash equivalents                      30,833            (217,434)

   Cash and cash equivalents at beginning of period                         437,831             537,871
                                                                     ---------------  ------------------
   Cash and cash equivalents at end of period                             $ 468,664           $ 320,437
                                                                     ---------------  ------------------

                See accompanying notes to condensed consolidated financial statements.


                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2002 and 2001.

                                                             Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2002           2001
                                                          ------------   -----------
                                                               (in thousands)
 Cash paid for:
   Interest                                                 $15,318      $ 17,083
   Income taxes                                                   -           350
 Non-cash activity:
   Real estate owned acquired through foreclosure                 -             -
   Loans securitized as AMBS                                      -        66,372




               (b)  Loans

     As of March 31, 2002, loans held by Farmer Mac included $35.7 million held for sale and $274.2 million held for investment. As of December 31, 2001, loans held by Farmer Mac included $25.8 million held for sale and $175.8 million held for investment.

               (c)  Financial Derivatives

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

     When financial derivatives meet specific criteria, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") hedge criteria are not accounted for as hedges. Changes in fair value of those financial derivatives are reported in income or expense.

     Net after-tax charges against earnings under SFAS 133 during first quarter 2002 totaled $145,000, and the net after-tax decrease to other comprehensive income totaled $3.2 million. Substantially all of this amount represents the estimated present value of the cost of settled forward sale contracts and the net interest payments on interest-rate swap contracts, using fair values as of March 31, 2002 and assuming no change in interest rates. Farmer Mac estimates that $710,000 of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. The Corporation entered into those interest-rate swap contracts to derive a lower effective fixed-rate cost of borrowing for periods of up to 15 years than would otherwise have been available to the Corporation in the conventional debt market. For the quarter ended March 31, 2002, the ineffectiveness of designated hedges included in Farmer Mac's net income was immaterial.

               (d)  Reserve for Losses

     Farmer Mac maintains a reserve for losses to cover potential losses on loans, including Qualified Loans underlying Post-1996 Act Farmer Mac I Securities and LTSPCs. The reserve is maintained at a level management deems adequate to cover potential principal losses and interest losses related to loans that are 90 days or more delinquent. The reserve is increased through periodic provisions charged to expense and reduced by charge-offs for actual loan losses, net of recoveries. In estimating potential losses on loans and outstanding Farmer Mac guarantees, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the Qualified Loans, delinquency trends and historical charge-off and recovery activity. No reserve has been made for Farmer Mac I Securities issued prior to the 1996 Act or securities issued under the Farmer Mac II Program ("Farmer Mac II Securities"). Farmer Mac I Securities issued prior to the 1996 Act are supported by unguaranteed subordinated interests, which are expected to exceed the estimated credit losses on those securities. Guaranteed Portions collateralizing Farmer Mac II Securities are guaranteed by the United States Department of Agriculture ("USDA").

               (e)  Earnings Per Share

     Basic earnings per share are based on the weighted-average number of common shares outstanding. Diluted earnings per share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock. The following schedule reconciles basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                         Three months ended              Three months ended
                                            March 31, 2002                  March 31, 2001
                                 -------------------------------    ---------------------------------
                                            Dilutive                              Dilutive
                                   Basic     stock     Diluted          Basic      stock     Diluted
                                    EPS     options      EPS             EPS      options      EPS
                                 -------------------------------    ---------------------------------
                                              (in thousands, except per share amounts)

   Net income                    $ 7,202                 $ 7,202       $ 2,156                 $ 2,156
   Weighted average shares        11,580       540        12,120        11,210       459        11,669
   Earnings per share             $ 0.62                  $ 0.59        $ 0.19                  $ 0.18


               (f)  Reclassifications

     Certain reclassifications of prior period information were made to conform to the current period presentation.

               (g)  New Accounting Standards

     In April 2002,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items. After January 1, 2003 any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified.

Note 2.  Off-Balance Sheet Guaranteed Securities

     For information regarding the off-balance sheet risks associated with Farmer Mac's guarantees of AMBS and LTSPCs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk."

Note 3.  Comprehensive Income

     Comprehensive income (loss) is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income (loss) for the three months ended March 31, 2002 and 2001. The changes in unrealized gains on securities available-for-sale are net of the related deferred tax benefit of $4.5 million for the three months ended March 31, 2002, and deferred tax benefit of $4.6 million for the three months ended March 31, 2001. The changes in the fair value of financial derivatives classified as cash flow hedges are net of the related deferred tax expense of $1.7 million for the three months ended March 31, 2002, and deferred tax benefit of $6.7 million for the three months ended March 31, 2001.

                                                                       Three Months Ended
                                                                            March 31,
                                                               --------------------------------
                                                                     2002            2001
                                                               --------------------------------
                                                                         (in thousands)
 Net income                                                        $ 7,202         $ 2,156
 Change in unrealized gain on securities
  available-for-sale, net of taxes                                  (8,327)         (8,317)
  Cumulative effect of change in accounting principles                   -          (8,632)
 Change in the fair value of financial derivatives
   classified as cash flow hedges, net of taxes and
   reclassification adjustments                                      3,250          (3,552)
                                                               --------------------------------
 Comprehensive income (loss)                                       $ 2,125       $ (18,345)
                                                               --------------------------------





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

     Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as restrictions on Farmer Mac's investment authority; substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; the availability of debt funding in sufficient quantities and at favorable rates to support continued growth; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; the effects on the agricultural economy of the government payments that are provided for in the farm bill signed into law May 13, 2002; or changes in Farmer Mac's status as a government-sponsored enterprise.

     The foregoing factors are not exhaustive. Other sections of this report may include additional factors that could adversely affect Farmer Mac's business and its financial performance. Furthermore, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor assess the effects of such factors on Farmer Mac's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements. In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

     Operating Results. SFAS 133 requires the change in the fair values of certain financial derivatives to be reflected in the Corporation's net income or other comprehensive income. Management believes that reporting results by reference to operating income and operating revenues, excluding the cumulative effect of the change in accounting principles recognized on January 1, 2001 under SFAS 133 and its ongoing effects during the reporting periods, provides meaningful operating measures of Farmer Mac's financial performance. Such information is presented to supplement, not replace, net income, revenues, cash from operations, or any other operating or liquidity performance measures prescribed by accounting principles generally accepted in the United States.

                        Reconciliation of the effects of SFAS 133

                                                               Three Months Ended March 31,
                                                              2002                       2001
                                                    -------------------------  -------------------------
                                                                      (in thousands)
 Operating income                                           $ 6,955                    $ 3,161
     Cumulative effect of change
        in accounting principles, net of tax                      -                       (726)
     Gains on financial derivatives
        and trading assets, net of tax                          146                       (380)
     Benefit from non-amortization of
        premium payments, net of tax                            101                        101

                                                    -------------------------  -------------------------
 Net income                                                  $7,202                    $ 2,156
                                                    =========================  =========================



     Overview. Net income for first quarter 2002, including the cumulative and ongoing effects of SFAS 133 during the quarter and the extraordinary gain on debt extinguishment, was $7.2 million or $0.59 per diluted share. Net income for first quarter 2001 was $2.2 million or $0.18 per share. Operating income, excluding the extraordinary gain, totaled $5.3 million for first quarter 2002, or $0.44 per share, compared to $3.2 million, or $0.27 per share, for first quarter 2001.

     Farmer Mac's revenue growth continued in first quarter 2002, reflecting the effects of outstanding guarantee volume as of March 31, 2002 that was more than $1.2 billion higher than at the close of first quarter 2001 and increased net interest income due to a higher average net interest yield on interest-earning assets. During first quarter 2002, Farmer Mac (1) purchased $39.2 million of guaranteed portions of loans guaranteed by the USDA, (2) purchased $74.9 million of Farmer Mac I loans and (3) added $338.8 million in long-term standby purchase commitments.

     USDA is forecasting net cash income on farms for 2002 to be $50.9 billion, which includes an assumption for government payments of $10.7 billion. However, the USDA's current government payments assumption is based on existing legislation and does not take into account increases contained in the farm bill signed into law May 13, 2002 or any emergency assistance that may be contained in any special legislation. In 2001, emergency assistance comprised $9.1 billion of the $21 billion in government payments made to the agricultural sector and net cash income on farms for 2001 was $59.5 billion. USDA currently expects farm real estate values to rise during 2002 by about one percent. Regionally, farm real estate values may vary with differing rates of increase, or even decrease, depending on commodities grown and regional economic factors.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income was $7.5 million for first quarter 2002 compared to $5.5 million for first quarter 2001. The strength in the net interest yield is a result of continued emphasis on sound interest-rate risk management and debt issuance strategies and a $609,000 (7 basis points) benefit from the income recognition of yield maintenance payments received in conjunction with borrower prepayments during first quarter 2002. The income realized from yield maintenance payments is, in effect, the accelerated present value of an expected future income stream which, in turn, leads to slightly reduced net interest income in future reporting periods. The timing and size of these payments varies greatly and, as such, variations should not be considered indicative of positive or negative trends to gauge future financial results. The following table provides information regarding the average balances and rates of interest-earning assets and funding for the three months ended March 31, 2002 and 2001.

                                                                      Three Months Ended March 31,
                                                -------------------------------------------------------------------------
                                                                 2002                                 2001
                                                -----------------------------------  ------------------------------------
                                                    Average     Income/    Average      Average       Income/    Average
                                                    Balance     Expense     Rate        Balance       Expense     Rate
                                                ------------ ----------- ----------  ------------  ----------- ----------
                                                                         (dollars in thousands)
 Interest-earning assets:
   Cash and cash equivalents                      $ 497,461     $ 2,585     2.08%       $ 537,448     $ 7,691     5.72%
   Investments                                      944,130       7,742     3.28%         896,226      13,397     5.98%
   Farmer Mac guaranteed securities               1,640,621      23,018     5.61%       1,784,342      28,740     6.44%
   Loans                                            263,799       3,799     5.76%          34,690         603     6.95%
                                                ------------  ----------- ---------  -------------  ----------  ---------
   Total interest earning assets                  3,346,011      37,144     4.44%       3,252,706      50,431     6.20%
                                                ------------  -----------            -------------  ----------

 Funding:
   Discount notes                                 2,217,218      14,161     2.55%       2,181,045      30,564     5.61%
   Medium-term notes                                997,003      15,513     6.22%         915,348      14,414     6.30%
                                                ------------  ----------- ---------  -------------  ----------  ---------
   Total interest-bearing liabilities             3,214,221      29,674     3.69%       3,096,393      44,978     5.81%
   Net non-interest bearing funding                 131,790           -         -         156,313           -         -
                                                ------------  ----------- ---------  -------------  ----------  ---------
   Total funding                                $ 3,346,011      29,674     3.55%      $3,252,706      44,978     5.53%
                                                ------------  ----------- ---------  -------------  ----------  ---------
 Net interest income/yield                                      $ 7,470     0.89%                     $ 5,453     0.67%
                                                              ----------- ---------                 ----------  ---------


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

                                                     Three Months Ended March 31, 2002
                                                      Compared to Three Months Ended
                                                              March 31, 2001
                                                 -------------------------------------------
                                                           Increase/(Decrease) Due to
                                                 -------------------------------------------
                                                     Rate          Volume         Total
                                                 -------------- -------------- -------------
                                                                (in thousands)
 Income from interest-earning assets
   Cash and cash equivalents                      $ (4,572)        $ (534)     $ (5,106)
   Investments                                      (6,414)           759        (5,655)
   Farmer Mac guaranteed securities                 (3,521)        (2,201)       (5,722)
   Loans                                               (85)         3,281         3,196
                                                 -------------- -------------- -------------
    Total                                          (14,592)         1,305       (13,287)
   Expense from interest-bearing liabilities       (17,100)         1,796       (15,304)
                                                 -------------- -------------- -------------
   Change in net interest income                   $ 2,508         $ (491)      $ 2,017
                                                 -------------- -------------- -------------

     Other Income. Other income, which is comprised of guarantee fee income and miscellaneous income, totaled $5.0 million for first quarter 2002 compared to $3.6 million for the same period in 2001. Guarantee fee income, the largest component of other income, was $4.6 million for first quarter 2002, compared to $3.4 million for first quarter 2001. The relative increase in guarantee fee income reflects an increase in the average balance of outstanding guarantees. Miscellaneous income was $391,000 for first quarter 2002, compared to $166,000 for first quarter 2001.

     Expenses. During first quarter 2002, operating expenses totaled $2.5 million, compared to $2.6 million for first quarter 2001. Operating expenses as a percentage of operating revenues were 21 percent for first quarter 2002, compared to 29 percent for first quarter 2001.

     Farmer Mac's provision for principal and interest losses was $2.0 million for first quarter 2002 compared to $1.4 million for the same period in 2001. As of March 31, 2002, Farmer Mac's reserve for losses totaled $17.0 million, or
0.45 percent of outstanding post-1996 Act loans and AMBS, compared to $12.4 million, or 0.49 percent, as of March 31, 2001.

     The provision for income taxes totaled $2.5 million for first quarter 2002 compared to $1.6 million for the same period in 2001. Farmer Mac's effective tax rate for first quarter 2002 was 31.0 percent compared to 35.5 percent for 2001. The reduction in the effective tax rate reflects the effects of certain tax-advantaged investment securities.

     Extraordinary Gain. During first quarter 2002 Farmer Mac recognized a net after-tax extraordinary gain of $1.6 million resulting from the repurchase of $43.8 million of outstanding Farmer Mac debt.

     Business Volume. The following table sets forth the amount of loans purchased or guaranteed, and AMBS issued during the periods indicated:

                                           Three Months Ended
                                               March 31,
                                       ----------------------------
                                           2002           2001
                                       ------------   ------------
                                             (in thousands)
 Purchase and guarantee volume:
    Farmer Mac I
      Loans & AMBS                       $ 74,875      $ 48,600
      LTSPC                               338,821        49,695
    Farmer Mac II                          39,154        47,707
                                       ------------   ------------
      Total loans purchased or
        guaranteed                      $ 452,850      $146,002
                                       ------------   ------------
 AMBS issuances:
    Retained                            $       -      $ 33,932
    Sold                                        -        32,440
                                       ------------   ------------
    Total AMBS issuances                $       -      $ 66,372
                                       ------------   ------------




     See "Overview" above for a discussion regarding loans purchased and guaranteed by Farmer Mac.

     Indicators of future loan purchase and guarantee volume (but not of LTSPC, swap or bulk purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of March 31, 2002, outstanding commitments to purchase Farmer Mac I loans totaled $18.6 million, compared to $18.4 million as of March 31, 2001. Of the total Farmer Mac I commitments outstanding as of March 31, 2002 and 2001, $4.3 million and $7.9 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $82.9 million as of March 31, 2002, compared to $133.7 million as of March 31, 2001. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the seller.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. For Farmer Mac to succeed in realizing its business development and profitability objectives over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

Balance Sheet Review

     During the three month period ended March 31, 2002, total assets decreased by $3.2 million, with increases in program assets (Farmer Mac guaranteed securities and loans) of $36.6 million being more than offset by decreases in non-program and other assets. For further information regarding both on- and off-balance sheet guaranteed securities, see "Supplemental Information" below. Similar to the decrease in total assets during the period, total liabilities decreased by $6.2 million from December 31, 2001 to March 31, 2002.

     Average return on equity, excluding the effects of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 133 and the extraordinary item, was 16.4 percent for first quarter 2002, compared to 12.3 percent for first quarter 2001.

     As of March 31, 2002, Farmer Mac's statutory core capital totaled $134.0 million, compared to $126.0 million as of December 31, 2001. As of March 31, 2002, the statutory core capital balance exceeded Farmer Mac's statutory minimum capital requirement by approximately $21.8 million.

     On April 12, 2001, the Farm Credit Administration ("FCA") issued its final risk-based capital regulation for Farmer Mac. The regulation requires Farmer Mac to meet the risk-based capital standards by May 23, 2002. We have maintained a dialogue with FCA regarding the application of the regulation and the complex underlying economic model - particularly certain provisions that suggest to us that the FCA went outside the authorizing statute. If no change is made to the regulation, at some time in the future it could lead to an increase in the capital requirement for certain newly guaranteed program assets and so cause Farmer Mac to alter its strategic plan for future growth. We believe at this time that the regulation, as issued, would not cause us to alter that strategic plan materially and we are confident that Farmer Mac will be in compliance when required to meet the standard. As of the end of first quarter 2002, had the regulation been effective, the required risk-based capital for Farmer Mac would have been $32.3 million, significantly below our minimum capital requirement of $112.2 million.

Risk Management

     Interest-Rate Risk. Farmer Mac is subject to interest-rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to Farmer Mac I and II Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches. Farmer Mac's primary strategy for managing interest-rate risk related to Farmer Mac I and II Securities and other assets held for investment is to fund them with liabilities that have similar durations, or average cash flow patterns over time, and provide flexibility to accommodate changing prepayment rates in changing interest rate environments. To achieve the desired funding objective, Farmer Mac uses a mix of short-term Discount Notes, interest-rate swaps and callable and non-callable Medium-Term Notes. By using a mix of liabilities that includes callable debt, the duration of the liabilities will tend to increase or decrease as interest rates change in a manner similar to changes in the duration of the assets (the rate of change in the duration of an asset or liability to a change in interest rates is referred to as convexity).

     One method Farmer Mac uses to monitor its exposure to interest-rate risk is to measure the sensitivity of its market value of equity ("MVE") to an immediate and instantaneous parallel shift of the U.S. Treasury yield curve. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of March 31, 2002 and December 31, 2001.

                               Percentage Change in MVE from Base Case
                               ---------------------------------------
Interest Rate Scenario           March 31, 2002   December 31, 2001
----------------------           --------------   -----------------
   + 300 bp                           -5.9%            -1.3%
   + 200 bp                           -2.9%            -0.1%
   + 100 bp                           -0.7%             0.6%
   - 100 bp                           -2.0%            -2.4%
   - 200 bp                           -6.9%            -6.4%
   - 300 bp                           -9.8%           -16.2%



     Credit Risk. The outstanding principal balance of loans held and securities guaranteed by Farmer Mac as of March 31, 2002 and December 31, 2001 is summarized in the table below.

                   March 31, 2002    December 31, 2001
                  ----------------  -------------------
                            (in thousands)
 Farmer Mac I:
   Post-1996 Act   $ 3,781,971        $ 3,542,976
   Pre-1996 Act         41,414             48,979
 Farmer Mac II         592,835            595,156
                  ----------------  ---------------
   Total           $ 4,416,220        $ 4,187,111
                  ----------------  ---------------


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

     As of March 31, 2002, post-1996 Act Farmer Mac I loans that were 90 days or more past due, in foreclosure or in bankruptcy represented 2.32 percent of the outstanding principal balance of all post-1996 Act Farmer Mac I loans, compared to 2.62 percent as of March 31, 2001 and 1.70 percent as of December 31, 2001. Farmer Mac anticipates fluctuations in the delinquency rate from quarter to quarter, with higher levels likely as of March 31 and September 30 of each year due to the semi-annual payment characteristics of most Farmer Mac loans.

     The following table shows Farmer Mac I delinquencies distributed by post-1996 Act loans and pre-1996 Act loans.

                  Farmer Mac I Delinquencies (1) (2)
----------------------------------------------------------------------
                              Post-1996 Act   Pre-1996 Act    Total
                            ---------------- --------------- ---------
 As of:
   March 31, 2002                2.32%          5.83%         2.37%
   December 31, 2001             1.70%          7.00%         1.79%
   September 30, 2001            2.16%          4.66%         2.21%
   June 30, 2001                 1.72%          3.69%         1.77%
   March 31, 2001                2.62%          5.83%         2.72%
   December 31, 2000             1.25%          6.49%         1.44%
   September 30, 2000            1.80%          5.55%         1.96%
   June 30, 2000                 1.25%          4.12%         1.41%
   March 31, 2000                1.45%          4.89%         1.65%

(1)  Includes loans 90 days or more past due, in foreclosure or in bankruptcy.
(2) Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans backing each security.



     Farmer Mac maintains a reserve to cover losses on post-1996 Act Farmer Mac I loans. Based on Farmer Mac's loan collection experience, the value of the collateral securing the loans and continuing provisions for the reserve for losses, Farmer Mac believes that ongoing charge-offs will be covered adequately by the reserve for losses. Farmer Mac expects quarterly charge-offs for loan losses to continue at their current level of approximately $850,000 per quarter for the next several quarters. In certain collateral liquidation scenarios, Farmer Mac may recover amounts previously written off if liquidation proceeds exceed previous estimates. As of March 31, 2002, the weighted-average original loan-to-value ratio for all post-1996 Act loans was 49 percent. Farmer Mac's provision for principal and interest losses was $2.0 million for first quarter 2002, compared to $2.0 million for fourth quarter 2001 and $1.4 million for first quarter 2001. As of March 31, 2002, Farmer Mac's reserve for losses totaled $17.0 million, or 45 basis points of the outstanding post-1996 Act loans and AMBS, compared to $15.9 million (45 basis points) as of December 31, 2001 and $12.4 million (49 basis points) as of March 31, 2001.

     The following schedule summarizes the changes in the reserve for losses for the three months ended March 31, 2002 and 2001:

                           Three Months Ended March 31,
                           ----------------------------
                               2002           2001
                           ------------- --------------
                                 (in thousands)
 Beginning balance          $ 15,884       $ 11,323
 Provision for losses          2,016          1,383
 Net charge-offs                (883)          (320)
                           -----------    -----------
 Ending balance             $ 17,017       $ 12,386
                           ------------   -----------


     The following table summarizes the post-1996 Act delinquencies by original loan-to-value ratio (calculated by dividing the original loan principal balance by the original appraised value):

                                         Distribution of Post-1996
                                         Act Delinquencies (1) by
                                         UPB as of Mar. 31, 2002
---------------------------------------------------------------------
     (original loan-to-value ratio)
              0.00% to 40.00%                         8%
             40.01% to 50.00%                        13%
             50.01% to 60.00%                        36%
             60.01% to 70.00%                        41%
             70.01% to 80.00%                         2%
                                                 -------------
                       Total                        100%
                                                 -------------

(1)  Includes loans 90 days or more past due, in foreclosure or in bankruptcy.


     As of March 31, 2002, the weighted average original loan-to-value ratio for post-1996 Act Farmer Mac I loans that were 90 days or more past due, in foreclosure or in bankruptcy was 56.6 percent.

     The following table segregates the post-1996 Act Farmer Mac I loan portfolio and delinquencies as of March 31, 2002 by year of origination, geographic region and commodity.

                                     Distribution of
                                      Post-1996 Act    Delinquency
                                         Loans           Rate(1)
                                     ---------------- --------------
 By year of origination:
  Before 1996                             24%             0.82%
  1996                                     8%             7.17%
  1997                                    10%             5.62%
  1998                                    16%             3.24%
  1999                                    18%             1.98%
  2000                                    10%             1.10%
  2001                                    12%             0.16%
  2002                                     2%             0.00%
                                     ---------------  --------------
 Total                                   100%             2.32%
                                     ---------------  --------------
 By geographic region (2):
  Northwest                               29%             4.53%
  Southwest                               46%             1.53%
  Mid-North                               11%             1.56%
  Mid-South                                4%             2.04%
  Northeast                                6%             0.61%
  Southeast                                4%             0.61%
                                     ---------------  --------------
Total                                    100%             2.32%
                                     ---------------  --------------
By commodity:
  Crops                                   43%             2.23%
  Permanent plantings                     30%             3.49%
  Livestock                               21%             1.15%
  Part-time farm                           5%             1.29%
  Other                                    1%             0.14%
                                     ---------------  --------------
Total                                    100%             2.32%
                                     ---------------  --------------

(1)  Includes loans 90 days or more past due, in foreclosure or in bankruptcy
(2) Geographic regions - Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR, FL, GA, LA, MS, SC); and Southwest (AZ, CA, CO, HI, NM, NV, UT).



Supplemental Information

     The following tables present quarterly and annual information regarding loan purchases and guarantees and outstanding guarantees.


                             Farmer Mac Purchases and Guarantees
-------------------------------------------------------------------------------------------
                                      Farmer Mac I
                             ----------------------------
                               Loans & AMBS      LTSPC         Farmer Mac II       Total
                             ---------------- -----------    -----------------  -----------
                                                    (in thousands)
 For the quarter ended:
   March 31, 2002                $ 74,875      $ 338,821          $ 39,154       $ 452,850
   December 31, 2001               68,527        237,140            51,056         356,723
   September 30, 2001              69,561        246,472            42,396         358,429
   June 30, 2001                   85,439        499,508            57,012         641,959
   March 31, 2001                  48,600         49,695            47,707         146,002
   December 31, 2000               45,727        180,502            36,029         262,258
   September 30, 2000             292,658        158,291            40,036         490,985
   June 30, 2000                   45,578         34,409            94,870         174,857
   March 31, 2000                  58,283              -            22,570          80,853
   December 31, 1999              168,828        229,984            18,511         417,323

 For the year ended:
   December 31, 2001              272,127      1,032,967           198,171       1,503,265
   December 31, 2000              442,246        373,202           193,505       1,008,953

                                                                  Outstanding Guarantees (1)
--------------------------------------------------------------------------------------------------------------------------------
                                             Farmer Mac I
                           ---------------------------------------------
                                   Post-1996 Act
                           ------------------------------
                              Loans & AMBS(2)    LTSPC       Pre-1996 Act    Farmer Mac II        Total     Held in Portfolio(3)
                           ------------------- ----------  ---------------  ---------------   ------------ ----------------------
                                                                      (in thousands)
 As of:
  March 31, 2002              $1,655,485      $2,126,485       $ 41,414        $ 592,836       $4,416,220      $1,899,484
  December 31, 2001            1,658,716       1,884,260         48,979          595,156        4,187,111       1,857,232
  September 30, 2001           1,605,160       1,731,861         58,813          608,944        4,004,778       1,804,391
  June 30, 2001                1,572,800       1,537,061         65,709          579,251        3,754,821       1,763,676
  March 31, 2001               1,466,443       1,083,528         72,646          549,003        3,171,620       1,648,896
  December 31, 2000            1,615,914         862,804         83,513          517,703        3,079,934       1,581,905
  September 30, 2000           1,621,516         707,850         92,536          491,820        2,913,722       1,571,315
  June 30, 2000                1,354,623         575,143        100,414          467,352        2,497,532       1,292,359
  March 31, 2000               1,310,710         551,423        107,403          387,992        2,357,528       1,268,889
  December 31, 1999            1,266,522         575,097        118,214          383,266        2,343,099       1,237,623

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest-Rate Risk" for further information regarding Farmer Mac's exposure to interest-rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of derivative financial instruments, including Farmer Mac's accounting policies for such instruments, see Note 1(c) to the Condensed Consolidated Financial Statements.

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

          Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on January 29, 2002, Farmer Mac issued an aggregate of 591 shares of its Class C Non-Voting Common Stock, at an issue price of $40.50 per share, to the eleven Directors who elected to receive such stock in lieu of their cash retainers.

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

+* 10.4.4 - Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14,
     2001).

+* 10.5 - Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

+* 10.5.1 - Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit
     10.6.1 to Form 10-Q filed August 14, 2000).

+* 10.5.2 - Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit
     10.6.2 to Form 10-Q filed August 14, 2001).

* 10.6 - Lease Agreement, dated June 28, 2001 between EOP - Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

     21   - Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

* 99.1 - Map of U.S. Department of Agriculture (Secretary of Agriculture's) Regions (Previously filed as Exhibit 1.1 to Form 10-K filed April 1, 1991).



*        Incorporated by reference to the indicated prior filing.
+        Management contract or compensatory plan.

     (b)  Reports on Form 8-K.

     On January 24, 2002, the Registrant filed a report on Form 8-K that attached a press release announcing the Registrant's financial results for fourth quarter 2001.


























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


May 15, 2002

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