Form 10-Q
period 2002-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2002-08-14
CIK 845877

As filed with the Securities and Exchange Commission on
------------------------------------------------------------------------------
                                 August 14, 2002
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002    Commission File Number 0-17440

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
          (Exact name of registrant as specified in its charter)


 Federally chartered instrumentality
       of the United States                            52-1578738
 (State or other jurisdiction of         (I.R.S. employer identification number)
   incorporation or organization)

1133 Twenty-First Street, N.W., Suite 600
               Washington, D.C.                         20036
(Address of principal executive offices)              (Zip code)



                            (202) 872-7700
             (Registrant's telephone number, including area code)
            ------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]               No    [  ]

     As of August 13, 2002, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,099,385 shares of Class C Non-Voting Common Stock outstanding.

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

     The following information concerning Farmer Mac's condensed consolidated financial statements is included in this Form 10-Q beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of June 30, 2002
        and December 31, 2001..........................................  3
      Condensed Consolidated Statements of Operations for the
        three and six months ended June 30, 2002 and 2001..............  4
      Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2002 and 2001............................  5
      Notes to Condensed Consolidated Financial Statements.............  6

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                             June 30,           December 31,
                                                                               2002                2001
                                                                        ------------------  -------------------
                                                                                    (unaudited)
 Assets:
   Cash and cash equivalents                                                 $ 479,585            $ 437,831
   Investment securities                                                       977,474            1,007,954
   Farmer Mac guaranteed securities                                          1,655,356            1,690,376
   Loans                                                                       837,102              199,355
   Real estate owned                                                             2,489                2,457
   Financial derivatives                                                           721                   15
   Interest receivable                                                          63,076               56,253
   Guarantee fees receivable                                                     5,051                6,004
   Prepaid expenses and other assets                                            16,720               16,963
                                                                        ------------------  -------------------
       Total Assets                                                        $ 4,037,574          $ 3,417,208
                                                                        ------------------  -------------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                                   $ 2,661,792          $ 2,233,267
     Due after one year                                                      1,086,671              968,463
                                                                        ------------------  -------------------
       Total notes payable                                                   3,748,463            3,201,730
   Financial derivatives                                                        35,035               20,762
   Accrued interest payable                                                     30,744               26,358
   Accounts payable and accrued expenses                                        19,997               18,037
   Reserve for losses                                                           18,327               15,884
                                                                        ------------------  -------------------
       Total Liabilities                                                     3,852,566            3,282,771

 Stockholders' Equity:
   Preferred Stock:
     Series A, stated at redemption/liquidation value,
       $50 per share, 700,000 shares authorized,
       issued and outstanding as of June 30, 2002                               35,000                    -
   Common Stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding as of
       June 30, 2002 and December 31, 2001.                                      1,031                1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding as of
       June 30, 2002 and December 31, 2001.                                        500                  500
     Class C Non-Voting, $1 par value, no maximum authorization,
       10,098,487 and 10,033,037 shares issued and outstanding
       as of June 30, 2002 and December 31, 2001.                               10,098               10,033
   Additional paid-in capital                                                   82,380               80,960
   Accumulated other comprehensive income                                        8,932                8,395
   Retained earnings                                                            47,067               33,518
                                                                        ------------------  -------------------
       Total Stockholders' Equity                                              185,008              134,437
                                                                        ------------------  -------------------
   Total Liabilities and Stockholders' Equity                              $ 4,037,574          $ 3,417,208
                                                                        ------------------  -------------------


                        See accompanying notes to condensed consolidated financial statements.


                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                               Three Months Ended                Six Months Ended
                                                        June 30, 2002    June 30, 2001      June 30, 2002   June 30, 2001
                                                      ---------------- -----------------  ---------------- ---------------
                                                                (unaudited)                         (unaudited)
 Interest income:
   Investments and cash equivalents                        $ 10,612          $ 17,148          $ 20,938        $ 38,236
   Farmer Mac guaranteed securities                          22,541            28,481            45,560          57,221
   Loans                                                     10,394               740            14,193           1,343
                                                      ---------------- -----------------  ---------------- ---------------
     Total interest income                                   43,547            46,369            80,691          96,800
 Interest expense                                            34,641            39,947            64,315          84,925
                                                      ---------------- -----------------  ---------------- ---------------
 Net interest income                                          8,906             6,422            16,376          11,875
 Gains/(Losses) on financial derivatives
  and trading assets                                           (230)             (159)               (6)           (748)
 Other income:
   Guarantee fees                                             4,723             3,669             9,290           7,097
   Miscellaneous                                                368               116               760             282
                                                      ---------------- -----------------  ---------------- ---------------
 Total other income                                           5,091             3,785            10,050           7,379
                                                      ---------------- -----------------  ---------------- ---------------
 Total revenues                                              13,767            10,048            26,420          18,506
 Expenses:
   Compensation and employee benefits                         1,324             1,496             2,580           2,733
   Regulatory fees                                              197               245               393             468
   General and administrative                                 1,499             1,107             2,592           2,252
                                                      ---------------- -----------------  ---------------- ---------------
     Total operating expenses                                 3,020             2,848             5,565           5,453
   Provision for losses                                       2,022             1,394             4,038           2,777
                                                      ---------------- -----------------  ---------------- ---------------
 Total expenses                                               5,042             4,242             9,603           8,230
                                                      ---------------- -----------------  ---------------- ---------------
 Income before income taxes                                   8,725             5,806            16,817          10,276
 Income tax expense                                           2,630             2,091             5,135           3,679
                                                      ---------------- -----------------  ---------------- ---------------
 Net income before cumulative effect                          6,095             3,715            11,682           6,597
   of change in accounting principles and
   extraordinary gain
 Cumulative effect of change in accounting
  principles, net of taxes of $400                                -                 -                 -            (726)
 Extraordinary gain, net of taxes of
   $314 and $1,186, respectively                                583                 -             2,203               -
                                                      ---------------- -----------------  ---------------- ---------------
 Net income                                                   6,678             3,715            13,885           5,871
                                                      ---------------- -----------------  ---------------- ---------------
 Preferred stock dividends                                      336                 -               336               -
                                                      ---------------- -----------------  ---------------- ---------------
 Net income available to common stockholders                $ 6,342           $ 3,715          $ 13,549         $ 5,871
                                                      ---------------- -----------------  ---------------- ---------------
 Earnings per common share:
   Basic earnings per common share                           $ 0.55            $ 0.33            $ 1.17          $ 0.52
   Diluted earnings per common share                         $ 0.52            $ 0.32            $ 1.12          $ 0.50
 Earnings per common share before cumulative
  effect of change in accounting principles
  and extraordinary gain:
   Basic earnings per common share                           $ 0.50            $ 0.33            $ 0.98          $ 0.59
   Diluted earnings per common share                         $ 0.48            $ 0.32            $ 0.94          $ 0.57


                    See accompanying notes to condensed consolidated financial statements.


                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                        Six Months Ended
                                                                              -------------------------------------
                                                                                 June 30, 2002      June 30, 2001
                                                                              ------------------ ------------------
                                                                                 (unaudited)        (unaudited)
 Cash flows from operating activities:
   Net income                                                                     $ 13,885            $ 5,871
   Adjustments to reconcile net income to net cash provided by operating activities:
   Net amortization of investment premiums and discounts                               285             (3,351)
   (Increase) decrease in interest receivable                                       (6,823)             6,830
   Decrease in guarantee fees receivable                                               953                900
   (Increase) decrease in other assets                                              (1,971)               647
   Amortization of debt premiums, discounts and issuance costs                      22,042             55,283
   Increase in accrued interest payable                                              4,386              1,269
   Increase (decrease) in other liabilities                                          2,957             (1,203)
   (Purchases of) proceeds from trading investment securities                       (6,530)            12,712
   Mark to market on trading securities and derivatives                                  8               (180)
   Amortization of settled financial derivatives contracts                             467                  -
   Extraordinary gain on debt repurchase                                             2,203                  -
   Provision for losses                                                              4,038              2,777
                                                                              ------------------ ------------------
    Net cash provided by operating activities                                       35,900             81,555

 Cash flows from investing activities:
   Purchases of investment securities                                             (158,035)          (218,231)
   Purchases of Farmer Mac guaranteed securities                                  (122,616)          (171,018)
   Purchases of loans                                                             (683,648)          (134,461)
   Proceeds from repayment of investment securities                                196,549            157,750
   Proceeds from repayment of Farmer Mac guaranteed securities                     174,896            150,081
   Proceeds from repayment of loans                                                 15,745                750
   Proceeds from sale of Farmer Mac guaranteed securities                           29,342             50,812
   Settlement of financial derivatives                                              (3,553)              (545)
   Purchases of office equipment                                                      (140)               (32)
                                                                              ------------------ ------------------
    Net cash used in investing activities                                         (551,460)          (164,894)

 Cash flows from financing activities:
   Proceeds from issuance of discount notes                                     43,742,164         47,407,008
   Proceeds from issuance of medium-term notes                                     236,101             61,000
   Payments to redeem discount notes                                           (43,347,185)       (47,332,368)
   Payments to redeem medium-term notes                                           (109,914)          (120,170)
   Net proceeds from preferred stock issuance                                       34,694                  -
   Proceeds from common stock issuance                                               1,790              3,544
   Preferred stock dividends                                                          (336)                 -
                                                                              ------------------ ------------------
    Net cash provided by financing activities                                      557,314             19,014
                                                                              ------------------ ------------------
   Net increase (decrease) in cash and cash equivalents                             41,754            (64,325)

   Cash and cash equivalents at beginning of period                                437,831            537,871
                                                                              ------------------ ------------------
   Cash and cash equivalents at end of period                                    $ 479,585          $ 473,546
                                                                              ------------------ ------------------

                               See accompanying notes to condensed consolidated financial statements.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2002 and 2001.


                                                                   Six Months Ended
                                                                       June 30,
                                                              --------------------------
                                                                  2002           2001
                                                              ------------   -----------
                                                                    (in thousands)
 Cash paid for:
   Interest                                                     $29,697      $ 29,652
   Income taxes                                                   5,600         5,000
 Non-cash activity:
   Real estate owned acquired through foreclosure                 3,289             -
   Loans securitized as AMBS                                     29,342        84,745



(b)   Loans

     As of June 30, 2002, loans held by Farmer Mac included $24.3 million held for sale and $812.8 million held for investment. As of December 31, 2001, loans held by Farmer Mac included $25.8 million held for sale and $173.6 million held for investment.

            (c)  Financial Derivatives

     A financial derivative is a financial instrument that has one or more underlyings and one or more notional amounts, requires no significant initial net investment and has terms that require net settlement. Farmer Mac enters into financial derivative contracts as an end-user for hedging purposes, not for trading or speculative purposes. The Corporation enters into interest rate swap contracts principally to adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage assets, thereby reducing interest rate risk, and also to derive an overall lower effective fixed rate cost of borrowing than would otherwise be available to the Corporation in the conventional debt market.

     When financial derivatives meet the specific hedge criteria of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair values of those financial derivatives are reported in income or expense.

     Net after-tax charges against earnings under SFAS 133 during second quarter 2002 totaled $149,500, and the net after-tax decrease to other comprehensive income totaled $14.6 million. Substantially all of this amount represents changes in the fair values of forward sale contracts, interest-rate swap contracts and settled forward sale contracts using fair values as of June 30, 2002. In accordance with SFAS 133, Farmer Mac estimates that $503,000 of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. For the quarter ended June 30, 2002, the ineffectiveness of designated hedges included in Farmer Mac's net income was immaterial.

            (d)  Reserve for Losses

     Farmer Mac maintains a reserve for losses to cover estimated probable losses on loans held and its on- and off-balance sheet guarantees, including loans underlying Post-1996 Act Farmer Mac I Securities and Long-Term Standby Purchase Commitments ("LTSPCs"). (See Note 2 for a description of LTSPCs.) In estimating probable losses on loans held and on- and off-balance sheet guarantees, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the portfolio, delinquency trends and historical charge-off and recovery activity. The reserve is increased through periodic provisions charged to expense and reduced by charge-offs for actual loan losses, net of recoveries.

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

(e)   Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock. The following schedule reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2002 and 2001:

                                                June 30, 2002                         June 30, 2001
                                        -------------------------------      ---------------------------------
                                                    Dilutive                              Dilutive
                                           Basic     stock     Diluted          Basic      stock     Diluted
                                            EPS     options      EPS             EPS      options      EPS
                                        -------------------------------      ---------------------------------
                                                     (in thousands, except per share amounts)

 Three months ended:
   Net income available to               $ 6,342              $ 6,342          $ 3,715                $ 3,715
    common stockholders
   Weighted average shares                11,604     489       12,093           11,251        449      11,700
   Earnings per common share              $ 0.55               $ 0.52           $ 0.33                 $ 0.32

   Effects of:
    Extraordinary gain                    $ 0.05               $ 0.05                -                      -
    Cumulative effect of change in
    accounting principle                       -                    -                -                      -

 Six months ended:
   Net income available to              $ 13,549             $ 13,549          $ 5,871                $ 5,871
    common stockholders
   Weighted average shares                11,592     504       12,096           11,231        454      11,685
   Earnings per common share              $ 1.17               $ 1.12           $ 0.52                 $ 0.50

   Effects of:
    Extraordinary gains                   $ 0.19               $ 0.18                -                      -
    Cumulative effect of change in
    accounting principle                       -                    -          $ (0.07)               $ (0.06)


(f)   Preferred Stock

     On May 6, 2002 the Corporation issued 700,000 shares of 6.40% Cumulative Preferred Stock, Series A, which has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends ("Series A Preferred Stock"). The Series A Preferred Stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the Series A
Preferred Stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date. Farmer Mac will pay cumulative dividends on the Series A Preferred Stock quarterly in arrears, when and if declared by the Board of Directors. The costs of issuing the Series A Preferred Stock were charged to Additional Paid-in Capital. On June 6, 2002, Farmer Mac's Board of Directors declared a dividend of $0.48 per share on the Series A Preferred Stock for the period from May 6, 2002 to June 30, 2002, which was paid on July 1, 2002.

            (g)  Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

            (h)  New Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). Effective January 1, 2003, SFAS 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified.

Note 2.  Off-Balance Sheet Guaranteed Securities

     Farmer Mac issues off-balance sheet guarantees in the normal course of business to fulfill its statutory mission of increasing liquidity for agricultural and rural residential mortgage lenders. Farmer Mac offers two alternatives to lenders who seek the benefits of Farmer Mac's guarantee without selling loans to Farmer Mac through the cash window--"swap" transactions and LTSPCs. In a swap transaction, Farmer Mac acquires Qualified Loans from approved lenders ("Sellers") in exchange for Farmer Mac Guaranteed Securities backed by such Qualified Loans. In consideration for Farmer Mac's assumption of the credit risk on loans underlying a swap, Farmer Mac receives an annual guarantee fee on the outstanding balance of the Farmer Mac Guaranteed Securities. Unlike cash window transactions, which generally involve loans with terms specified by Farmer Mac in advance, swap transactions usually are negotiated with the Seller and may involve loans with payment, maturity and interest rate characteristics that differ from those of Farmer Mac's cash window purchases. Regardless of variances in loan terms from the cash window products, Qualified Loans must conform to Farmer Mac's credit and appraisal standards to be eligible for swap transactions.

     Farmer Mac's variant of a swap transaction, the LTSPC, is available for a Seller seeking to obtain all of the benefits of a swap transaction (other than the replacement of loans with securities on the Seller's books) while retaining title to the Qualified Loans. An LTSPC permits a Seller to nominate from its portfolio a segregated pool of Qualified Loans in its portfolio to transfer the credit risk on those loans to Farmer Mac. To be eligible and included in the LTSPC pool, those Qualified Loans must conform to Farmer Mac's credit and appraisal standards and be approved by Farmer Mac. Under an LTSPC, Farmer Mac commits to purchase any Qualified Loan in that pool of loans if: (a) the Qualified Loan becomes four months delinquent; or (b) the Qualified Loan meets Farmer Mac's loan purchase requirements at the time the Seller requests that Farmer Mac purchase the loan. In the case of a Qualified Loan that is four months delinquent, Farmer Mac will pay the Seller a predetermined price for the loan--generally, principal plus accrued interest (the payment of the accrued interest being delayed until the delinquent Qualified Loan is liquidated). In the case of a Qualified Loan under clause (b), the price would be a market-based value negotiated at the time of purchase. This structure permits the Seller to retain the segregated loans in its portfolio while reducing its credit and concentration exposures and, consequently, its regulatory capital requirements. In consideration for Farmer Mac's assumption of the credit risk on the segregated loans, the Seller pays annual fees to Farmer Mac based on the outstanding balance of the loans at a level approximating what would have been Farmer Mac's guarantee fee had the loans been exchanged with Farmer Mac in a swap transaction. The credit risk to Farmer Mac related to an LTSPC is the same as that of a swap transaction or Farmer Mac Guaranteed Security.

     The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2002 and December 31, 2001:

      Farmer Mac LTSPCs and Off-Balance Sheet Guaranteed Securities
---------------------------------------------------------------------------
                                               June 30,        December 31,
                                                2002              2001
                                           --------------   ---------------
                                                    (in thousands)
 Farmer Mac I:
   Post-1996 Act guarantees:
    AMBS                                       $ 338,385         $ 366,749
    LTSPC                                      2,336,886         1,884,260
                                           --------------   ---------------
     Total Post-1996 Act guarantees            2,675,271         2,251,009
   Pre-1996 Act guarantees                           146               461
                                           --------------   ---------------
     Total Farmer Mac I                        2,675,417         2,251,470
 Farmer Mac II Securities                         71,167            78,409
                                           --------------   ---------------

     Total Farmer Mac I and II               $ 2,746,584       $ 2,329,879
                                           --------------   ---------------



Note 3.  Comprehensive Income

     Comprehensive income (loss) is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001. The changes in unrealized gains on securities available-for-sale are net of the related deferred tax expense of $10.7 million and $6.3 million for the three and six months ended June 30, 2002, respectively, and $7.8 million and $12.4 million for the three and six months ended June 30, 2001. The changes in the fair value of the financial derivatives classified as cash flow hedges for the three and six months ended June 30, 2002 are net of deferred tax benefit (expense) of $7.8 million and $6.1 million, respectively, and ($1.8 million) and $155,000 for the three and six months ended June 30, 2001.

                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
                                                                 -------------------------  -------------------------
                                                                     2002         2001          2002         2001
                                                                 ------------ ------------  -----------  ------------
                                                                                    (in thousands)
 Net income                                                        $ 6,678      $ 3,715     $ 13,885       $ 5,871
 Change in unrealized gain on securitie
  available-for-sale, net of taxes                                  20,141      (14,162)      11,816       (22,479)
 Cumulative effect of change in accounting principles                    -            -            -        (8,632)
 Change in the fair value of financial derivatives
   classified as cash flow hedges, net of taxes and
   reclassification adjustments                                    (14,600)       3,271      (11,279)         (281)
                                                                 ------------ ------------  -----------  ------------
Comprehensive income (loss)                                       $ 12,219     $ (7,176)    $ 14,422      $(25,521)
                                                                 ------------ ------------  -----------  ------------



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

     Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including: uncertainties regarding the rate and direction of development of the secondary market for agricultural mortgage loans; the possible establishment of additional statutory or regulatory restrictions applicable to Farmer Mac, such as restrictions on Farmer Mac's investment authority; substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy; protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac Guaranteed Securities; legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation; Farmer Mac's continuing access to the debt markets at favorable rates and terms; the possible effect of the risk-based capital requirement which could, under certain circumstances, be in excess of the statutory minimum capital level; a continuation of inaccurate and misleading publicity about Farmer Mac; the outcome of the pending review of Farmer Mac by the General Accounting Office; the rate of growth in agricultural mortgage indebtedness; the size of the agricultural mortgage market; borrower preferences for fixed-rate agricultural mortgage indebtedness; the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market; the willingness of investors to invest in agricultural mortgage-backed securities; competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; the effects on the agricultural economy of the government payments that are provided for in the Farm Bill signed into law May 13, 2002; or changes in Farmer Mac's status as a government-sponsored enterprise.

     The foregoing factors are not exhaustive. Other sections of this report may include additional factors that could adversely affect Farmer Mac's business and its financial performance. Furthermore, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor assess the effects of such factors on Farmer Mac's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements. In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances except as otherwise mandated by the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

     The preparation of our financial results of operations and financial position require us to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and related notes for the periods presented, and actual results could differ from our estimates. The critical accounting policy that is both important to the portrayal of our financial condition and requires complex, subjective judgments is the accounting policy for Farmer Mac's reserve for losses.

     The purpose of the reserve for losses is to provide for losses that are probable to have occurred as of the balance sheet date, and not to predict future losses in the loan portfolio. The determination of the reserve for losses requires management to make significant estimates based on information available as of the balance sheet date, including the amounts and timing of losses and current market and economic conditions. These estimates are subject to change in future reporting periods if such conditions and information change. For example, a continued decline in the national or agricultural economies could result in an increase in delinquencies or foreclosures, resulting in the need for additional reserves for losses in future periods.

     Farmer Mac maintains a reserve for losses to cover estimated probable losses on loans held and its on- and off-balance sheet guarantees, including loans underlying Post-1996 Act Farmer Mac I Securities and LTSPCs. In estimating probable losses on loans held and on- and off-balance sheet guarantees, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the portfolio, delinquency trends and historical charge-off and recovery activity. The reserve is increased through periodic provisions charged to expense and reduced by charge-offs for actual loan losses, net of recoveries.

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

     Further information regarding loss reserves is included in "- Risk Management - Credit Risk."

Results of Operations

     Operating Results. SFAS 133 requires the change in the fair values of certain financial derivatives to be reflected in the Corporation's net income or other comprehensive income. Management believes that reporting results by reference to operating income and operating revenues, excluding the cumulative effect of the change in accounting principles recognized on January 1, 2001 under SFAS 133 and its ongoing effects during the reporting periods, provides meaningful operating measures of Farmer Mac's financial performance. Such information is presented to supplement, not replace, net income, net income available to common stockholders, revenues, cash from operations or any other operating or liquidity performance measures prescribed by accounting principles generally accepted in the United States.

                                       Reconciliation of the effects of SFAS 133

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                         2002                2001                  2002             2001
                                                     ------------       -------------         --------------   -------------
                                                                                  (in thousands)
 Operating income                                     $ 6,390             $ 3,717              $ 13,351          $ 6,881

     Cumulative effect of change
        in accounting principles, net of tax                -                   -                     -             (726)
     Gains (Losses) on financial derivatives
        and trading assets, net of tax                   (149)               (103)                   (4)            (486)
     Benefit from non-amortization of
        premium payments, net of tax                      101                 101                   202              202

                                                     ------------       -------------         --------------   -------------
Net income available to common stockholders           $ 6,342             $ 3,715              $ 13,549          $ 5,871
                                                     ------------       -------------         --------------   -------------


     Overview. Net income available to common stockholders for second quarter 2002, including the cumulative and ongoing effects of SFAS 133 and the extraordinary gain on debt extinguishment, was $6.3 million or $0.52 per diluted common share. Net income for second quarter 2001 was $3.7 million or $0.32 per diluted share. Operating income, excluding the extraordinary gain, totaled $5.8 million for second quarter 2002, or $0.48 per diluted common share, compared to $3.7 million, or $0.32 per diluted share, for second quarter 2001.

     Farmer Mac's revenue growth continued in second quarter 2002, reflecting the effects of outstanding guarantee volume as of June 30, 2002 that was more than $1.4 billion higher than at the close of second quarter 2001 and increased net interest income due to a higher average net interest yield on interest-earning assets. During second quarter 2002, Farmer Mac: (1) purchased $57.8 million of Guaranteed Portions of loans guaranteed by the USDA; (2) purchased $551.7 million of Farmer Mac I loans; and (3) added $280.9 million in LTSPCs.

     USDA is forecasting net cash income on farms for 2002 to be $51.1 billion, which includes government payments of $21.7 billion. In 2001, $21.4 billion in government payments were made to the agricultural sector and net cash income on farms for 2001 was $59.0 billion. USDA currently expects farm real estate values to rise during 2002 by about 3 percent. Regionally, farm real estate values may vary with differing rates of increase, or even decrease, depending on commodities grown and regional economic factors.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

      Net Interest Income.

     Net interest income was $8.9 million for second quarter 2002 and $16.4 million year-to-date, compared to $6.4 million and $11.9 million for the same periods in 2001. The net interest yield, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was 91 basis points for year-to-date 2002, compared to 74 basis points for year-to-date 2001. The net interest yields for year-to-date 2002 and year-to-date 2001 included the benefits of yield maintenance payments of 7 basis points and zero basis points, respectively. The income realized from yield maintenance payments is, in effect, the accelerated present value of an expected future income stream, which, in turn, leads to slightly reduced net interest income in future reporting periods. The timing and size of these payments varies greatly and, as such, variations should not be considered indicative of positive or negative trends to gauge future financial results. The effect of the adoption of SFAS 140 was a reclassification of approximately $0.7 million (7 basis points) of guarantee fee income as interest income for the year-to-date 2002. Adjusted for the effects of yield maintenance and excluding the effects of SFAS 140, the net interest yields for year-to-date 2002 and year-to-date 2001 were 77 basis points and 74 basis points, respectively.

     The following table provides information regarding the average balances and rates of interest-earning assets and funding for the six months ended June 30, 2002 and 2001.

                                                                               Six Months Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                  2002                                          2001
                                                 -----------------------------------------    --------------------------------------
                                                    Average         Income/       Average        Average       Income/      Average
                                                    Balance         Expense        Rate          Balance       Expense       Rate
                                                 ------------     -----------   ----------    ------------   -----------  ----------
                                                                                 (dollars in thousands)
 Interest-earning assets:
   Cash and cash equivalents                        $ 499,018      $ 5,023         2.01%        $ 564,856     $ 14,023        4.97%
   Investments                                        944,140       16,354         3.46%          865,806       24,213        5.59%
   Loans & Farmer Mac guaranteed securities         2,144,563       59,314         5.53%        1,768,200       58,564        6.62%
                                                 -------------- -------------- -------------  -------------  -----------  ----------
   Total interest earning assets                    3,587,721       80,691         4.50%        3,198,862       96,800        6.05%
                                                 -------------- --------------                -------------  -----------

 Funding:
   Discount notes                                   2,389,207       32,409         2.71%        2,156,086       56,371        5.23%
   Medium-term notes                                1,066,177       31,906         5.99%          905,023       28,554        6.31%
                                                 -------------- -------------- -------------  -------------  -----------  ----------
   Total interest-bearing liabilities               3,455,384       64,315         3.72%        3,061,109       84,925        5.55%
   Net non-interest bearing funding                   132,337            -             -          137,753            -            -
                                                 -------------- -------------- -------------  ---------------------------- ---------
   Total funding                                  $ 3,587,721       64,315         3.59%       $3,198,862       84,925        5.31%
                                                 -------------- -------------- -------------  ---------------------------- ---------
Net interest income/yield                                         $ 16,376         0.91%                      $ 11,875        0.74%
                                                                -------------- -------------                -------------- ---------


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

                                                       Six Months Ended June 30, 2002
                                                        Compared to Six Months Ended
                                                                June 30, 2001
                                                 -------------------------------------------
                                                         Increase/(Decrease) Due to
                                                 -------------------------------------------
                                                     Rate          Volume         Total
                                                 -------------- -------------- -------------
                                                                (in thousands)
 Income from interest-earning assets
   Cash and cash equivalents                      $ (7,525)      $ (1,475)     $ (9,000)
   Investments                                      (9,890)         2,031        (7,859)
   Loans & Farmer Mac guaranteed securities        (10,557)        11,307           750
                                                 -------------- -------------  ------------
    Total                                          (27,972)        11,863       (16,109)
   Expense from interest-bearing liabilities       (31,048)        10,438       (20,610)
                                                 -------------- -------------  ------------
   Change in net interest income                   $ 3,076        $ 1,425       $ 4,501
                                                 -------------- -------------  ------------

     Other Income. Other income, which is comprised of guarantee fee income and miscellaneous income, totaled $5.1 million for second quarter 2002 compared to $3.8 million for the same period in 2001. Guarantee fee income, the largest component of other income, was $4.7 million for second quarter 2002, compared to $3.7 million for second quarter 2001. The relative increase in guarantee fee income reflects an increase in the average balance of outstanding guarantees. Excluding the effects of the adoption of SFAS 140 that reclassified $0.7 million of guarantee fee income as interest income, guarantee fees for second quarter 2002 would have been $5.4 million. The difference or "spread" between the cost of Farmer Mac's debt funding for loans and AMBS held on its books and the yield on those assets is composed of one component that compensates for credit risk, which would continue to be received by Farmer Mac as a guarantee fee if the assets were sold and another component that compensates for interest rate risk, which would not typically continue to be received by Farmer Mac(except to the extent attributable to a retained interest-only strip) if the asset were sold. Miscellaneous income was $368,000 for second quarter 2002, compared to $116,000 for second quarter 2001.

     Expenses. During second quarter 2002, operating expenses totaled $3.0 million, compared to $2.8 million for second quarter 2001. The increase in operating expenses in second quarter 2002 primarily reflects an increase in legal and consulting fees. Farmer Mac expects that legal and consulting fees will continue at an increased level approximately $300,000 to $400,000 per quarter above the prior level until the effects of certain inaccurate and misleading publicity about Farmer Mac have dissipated, which we believe will not occur until sometime after the GAO completes and releases its report of its review of Farmer Mac. At this time, we are not certain when the GAO will complete or release its report. Operating expenses as a percentage of operating revenues were 22 percent for second quarter 2002, compared to 28 percent for second quarter 2001.

     Farmer Mac's provision for losses was $2.0 million for second quarter 2002, compared to $1.4 million for the same period in 2001. As of June 30, 2002, Farmer Mac's reserve for losses totaled $18.3 million, or 0.41 percent of outstanding Post-1996 Act loans and AMBS, compared to $15.9 million (0.45 percent) and $13.2 million (0.43 percent) as of December 31, 2001 and June 30, 2001, respectively.

     The provision for income taxes totaled $2.6 million for second quarter 2002 compared to $2.1 million for the same period in 2001. Farmer Mac's effective tax rate for second quarter 2002 was 30.1 percent, compared to 35.5 percent for 2001. The reduction in the effective tax rate reflects the effects of certain tax-advantaged investment securities.

     Extraordinary Gain. During second quarter 2002, Farmer Mac recognized a net after-tax extraordinary gain of $0.6 million resulting from the repurchase of $18.9 million of outstanding Farmer Mac debt. Farmer Mac repurchases debt as market opportunities arise as part of its interest rate risk management program.

     Business Volume. The following table sets forth the amount of loans purchased or guaranteed, and AMBS issued during the periods indicated:

                                            Three Months Ended                 Six Months Ended
                                                 June 30,                          June 30,
                                       ----------------------------     -------------------------------
                                           2002           2001               2002             2001
                                       --------------  ------------     --------------   --------------
                                                             (in thousands)
 Purchase and guarantee volume:
    Farmer Mac I
      Loans & AMBS                      $ 551,690      $ 85,439            $ 626,565        $ 134,039
      LTSPC                               280,904       499,508              619,725          549,203
    Farmer Mac II                          57,769        57,012               96,923          104,719
                                       --------------  ------------      --------------   --------------
      Total loans purchased or
        guaranteed                      $ 890,363      $641,959          $ 1,343,213        $ 787,961
                                       --------------  ------------      --------------   --------------
 AMBS issuances:
    Retained                                  $ -           $ -                $ -           $ 33,932
    Sold                                   29,342        18,373               29,342           50,813
                                       --------------  ------------      --------------   --------------
    Total AMBS issuances                 $ 29,342      $ 18,373             $ 29,342         $ 84,745
                                       --------------  ------------      --------------   --------------


     See "Overview" above for a discussion regarding loans purchased and guaranteed by Farmer Mac.

     Indicators of future loan purchase and guarantee volume (but not of LTSPC, swap or bulk purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of June 30, 2002, outstanding commitments to purchase Farmer Mac I loans totaled $15.6 million, compared to $15.9 million as of June 30, 2001. Of the total Farmer Mac I commitments outstanding as of June 30, 2002 and 2001, $10.6 million and $10.0 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $86.1 million as of June 30, 2002, compared to $160.0 million as of June 30, 2001. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the seller.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a market where none previously existed. The events of recent months have begun to have a dampening effect on Farmer Mac's business prospects over the near term, which the Corporation expects will be ameliorated by the issuance of the GAO report and other actions Farmer Mac is taking to ensure that Congress, agricultural lenders and other interested parties understand better the integrity, safety and soundness of Farmer Mac.

Balance Sheet Review

     During the six month period ended June 30, 2002, total assets increased by $620.4 million, with increases in program assets (Farmer Mac guaranteed securities and loans) of $602.7 million which are attributable to a bulk loan purchase in April 2002 of $489.3 million and other Farmer Mac I and Farmer Mac II purchases. For further information regarding both on- and off-balance sheet guaranteed securities, see "Supplemental Information" below. Similar to the increase in total assets during the period, total liabilities increased by $569.8 million from December 31, 2001 to June 30, 2002.

     Average return on common equity, excluding the effects of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 133 and the extraordinary gain, was 16.9 percent for second quarter 2002, compared to 13.8 percent for second quarter 2001.

     As of June 30, 2002, Farmer Mac's core capital totaled $176.2 million, compared to $126.0 million as of December 31, 2001. As of June 30, 2002, the actual core capital balance exceeded Farmer Mac's statutory minimum capital requirement by approximately $45.8 million.

     The FCA issued its final risk-based capital regulation for Farmer Mac on April 12, 2001 and the Corporation was required to meet the risk-based capital standards beginning on May 23, 2002. We have maintained a dialogue with FCA regarding the application of the regulation and the complex underlying economic model. Farmer Mac is in compliance with the risk-based capital standards under the regulation, and we are confident that Farmer Mac will continue to be in compliance.

     The first application after the effective compliance date of the definitive risk-based capital stress test promulgated by the FCA ("RBC test") showed that Farmer Mac's actual regulatory capital of $194.5 million was $114.4 million in excess of the $80.1 million risk-based capital requirement as of June 30, 2002. That RBC requirement was also $50.3 million below the minimum capital requirement of $130.4 million. The relevant measure for the RBC test is regulatory capital, which under the regulatory methodology is core capital plus loss reserves. Although the RBC test results show capital requirements below the statutory minimum, Farmer Mac is required to hold the higher of the statutory minimum capital requirement or the amount required to pass the RBC test.

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

     Farmer Mac's primary strategy for managing interest-rate risk related to Farmer Mac I and II Securities and other assets held for investment is to fund them with liabilities that have similar durations, or average cash flow patterns over time, and provide flexibility to accommodate changing prepayment rates in changing interest rate environments. To achieve the desired funding objective for Farmer Mac's current portfolio of fixed rate and adjustable rate mortgage assets, Farmer Mac uses a mix of short-term Discount Notes, callable and non-callable fixed rate Medium-Term Notes and short-term Discount Notes swapped to callable and non-callable fixed rates. By using a mix of liabilities that includes callable debt, the duration of the liabilities will tend to increase or decrease as interest rates change in a manner similar to changes in the duration of the assets.

     Cash and cash equivalents mature within three months and are match-funded with discount notes having similar maturities. Investment securities consist predominantly of floating rate securities that reprice within one year. Floating rate investments are funded using a series of discount note issuances. Each successive Discount Note issuance matures on the corresponding repricing date of the related investment.

     Farmer Mac is also subject to interest-rate risk on loans, including loans that Farmer Mac has committed to acquire, but not yet purchased. When Farmer Mac commits to purchase a Qualified Loan, it is exposed to interest-rate risk between the time it commits to purchase the loan and the time it either: (a) sells AMBS backed by the loan, or (b) issues debt to retain the loan in its portfolio (although issuing debt to fund the loans as an investment does not fully mitigate interest-rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above). Farmer Mac manages the interest-rate risk related to such loans, and the AMBS to be issued or debt to be issued to fund the loans as retained investments, through the use of forward sale contracts on the debt and mortgage-backed securities of other government-sponsored enterprises ("GSEs") and futures contracts involving U.S. Treasury securities. Farmer Mac uses GSE forward sale contracts to reduce Farmer Mac's interest-rate exposure to changes in both Treasury rates and AMBS and debt spreads.

     One method Farmer Mac uses to monitor its exposure to interest-rate risk is to measure the sensitivity of its market value of equity ("MVE") to shifts of the U.S. Treasury yield curve. MVE reflects the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives marked to market at current interest rates. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of June 30, 2002 and December 31, 2001 to an immediate and instantaneous parallel shift of the yield curve.

                              Percentage Change in MVE from Base Case
                             ---------------------------------------
    Interest Rate Scenario      June 30, 2002   December 31, 2001
    ----------------------   ----------------- ---------------------

           + 300 bp                7.7%             -1.3%
           + 200 bp                5.9%             -0.1%
           + 100 bp                3.6%              0.6%
           - 100 bp               -5.4%             -2.4%
           - 200 bp              -12.0%             -6.4%
           - 300 bp                N/A*            -16.2%

 * As of June 30, 2002, a -300 bp parallel shift of the U.S. Treasury yield curve produced negative interest rates for maturies of 2 years and shorter.


     MVE analyses demonstrate the effectiveness of Farmer Mac's asset-liability match over the life of its assets and liabilities on a present value basis.

     Net Interest Income ("NII") sensitivity, a shorter-term measure of interest rate risk, demonstrates a similar lack of exposure to interest rate movements. As of June 30, 2002, an upward parallel shift of the yield curve of 100 basis points would increase twelve-month NII by 9.4 percent, while a downward parallel shift of 100 basis points would decrease twelve-month NII by 8.6 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including steepening and flattening of the yield curve. Farmer Mac's MVE and NII have been consistently less sensitive to these non-parallel shocks than to the parallel shocks of the yield curve. Farmer Mac's effective duration gap, a static measure of interest-rate risk, was minus
2.9 months as of June 30, 2002, indicating that Farmer Mac has less sensitivity to increases in interest rates than to decreases in interest rates.

     The economic effects of derivatives, including interest rate swaps, are included in the MVE analyses. Farmer Mac enters into contracts in which the Corporation pays fixed rates of interest and receives floating rates of interest from counterparties. These "floating-to-fixed interest rate swaps" are used to adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of longer-term reset and fixed rate mortgage assets, thereby reducing interest rate risk, and also to derive an overall lower effective fixed rate cost of borrowing than would otherwise be available in the conventional debt market. As of June 30, 2002, Farmer Mac had $675.1 million notional amount of floating-to-fixed interest rate swaps for terms ranging from 2 to 15 years.

     Farmer Mac uses derivative instruments as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria of SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair values of those financial derivatives are reported in income or expense.

     All of Farmer Mac's derivative transactions are conducted through standard, collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of June 30, 2002, Farmer Mac had no uncollateralized net exposure to any counterparty.

     Credit Risk. The outstanding principal balance of loans held, LTSPCs and loans underlying Farmer Mac Guaranteed Securities as of June 30, 2002 and December 31, 2001 is summarized in the table below.

   Farmer Mac On- and Off-Balance Sheet Farmer Mac Guarantees
 -------------------------------------------------------------
                          June 30, 2002     December 31, 2001
                         ---------------   -------------------
                                  (in thousands)
 Farmer Mac I:
   Post-1996 Act            $ 4,517,834       $ 3,542,976
   Pre-1996 Act                  37,873            48,979
 Farmer Mac II                  617,503           595,156
                         ---------------   -------------------

   Total                    $ 5,173,210       $ 4,187,111
                         ---------------   -------------------


     Farmer Mac maintains a reserve for losses to cover estimated probable losses on loans held and its on- and off-balance sheet guarantees, including loans underlying Post-1996 Act Farmer Mac I Securities and LTSPCs. In estimating probable losses on loans held and on- and off-balance sheet guarantees, management considers economic conditions, geographic and agricultural commodity concentrations, the credit profile of the portfolio, delinquency trends and historical charge-off and recovery activity. The reserve is increased through periodic provisions charged to expense and reduced by charge-offs for actual loan losses, net of recoveries.

     Farmer Mac's provision for losses was $2.0 million for second quarter 2002, compared to $2.0 million for first quarter 2002 and $1.4 million for second quarter 2001. As of June 30, 2002, Farmer Mac's reserve for losses totaled $18.3 million, or 41 basis points of the outstanding Post-1996 Act loans and AMBS, compared to $15.9 million (45 basis points) as of December 31, 2001 and $13.2 million (43 basis points) as of June 30, 2001.

     The following schedule summarizes the changes in the reserve for losses for the three months and six months ended June 30, 2002 and 2001:

                                      Three Months Ended      Six Months Ended
                                           June 30                 June 30,
                                  ----------------------------------------------
                                      2002        2001        2002       2001
                                  ----------- ------------ ----------- ---------
                                                   (in thousands)
 Beginning balance                $ 17,017     $ 12,386    $ 15,884   $ 11,323
 Provision for losses                2,022        1,394       4,038      2,777
 Net charge-offs                      (712)        (600)     (1,595)      (920)
                                  ------------ ----------- ---------- ----------
 Ending balance                   $ 18,327     $ 13,180    $ 18,327   $ 13,180
                                  ------------ ----------- ---------- ----------


     As of June 30, 2002, Farmer Mac I Post-1996 Act loans, both on- and off-balance sheet, that were 90 days or more past due, in foreclosure, in bankruptcy and REO (real estate owned as a result of foreclosure) totaled $65.2 million and represented 1.45 percent of the principal balance of all Post-1996 Act loans(1), compared to $87.1 million (2.32 percent) as of March 31, 2002, $58.3 million (1.70 percent) as of December 31, 2001, and $53.1 million (1.72 percent) as of June 30, 2001. (Farmer Mac assumes 100 percent of the credit risk on Post-1996 Act loans; pre-1996 Act loans are supported by mandatory 10 percent subordinated interests that mitigate Farmer Mac's credit exposure.) From quarter to quarter, Farmer Mac anticipates fluctuations in the delinquencies, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year due to the semi-annual payment characteristics of most Farmer Mac loans. The year-over-year increase in dollars is reflective of the continued maturation of a significant segment of Farmer Mac's portfolio of guarantees into its peak default years. The year-over-year decline in the ratio of delinquencies to outstanding guarantees is reflective of the growth of the portfolio.

_____________________________________
1 The delinquency rate as of June 30, 2002 was initially reported as 1.35 percent in the Corporation's Current Report on Form 8-K filed with the SEC July 19, 2002. Subsequent to that date, the Corporation identified an additional $4.8 million of loans that should have been reported as bankruptcies, which increases the delinquency rate as of June 30, 2002 to 1.45 percent. All are sufficiently collateralized and, as such, no change has been made to the Corporation's specific reserves. These loans were correctly reported as bankruptcies in prior reporting periods.

                       Post-1996 Act Loan Delinquencies
----------------------------------------------------------------------------------
                           ---------------- ------------------------- ------------
As of:                       Delinquencies    Outstanding Guarantees   Percentage
                           ---------------- ------------------------- ------------
                                            (dollars in thousands)
   June 30, 2002               $ 65,196          $ 4,489,735             1.45%
   March 31, 2002                87,097            3,754,171             2.32%
   December 31, 2001             58,279            3,428,176             1.70%
   September 30, 2001            71,686            3,318,796             2.16%
   June 30, 2001                 53,139            3,089,460             1.72%
   March 31, 2001                67,134            2,562,374             2.62%

     On a monthly basis, Farmer Mac conducts a loan-by-loan analysis of its delinquencies to assess the value of the collateral supporting each individual loan relative to the total amount due on the loan, including principal, interest and advances. In the event that the updated or discounted collateral value does not support the total amount due, Farmer Mac specifically allocates reserves to the loan. Farmer Mac charges off losses against the reserve for losses when management believes a loss has occurred, but no later than the time at which the Corporation takes possession of the property. As of June 30, 2002, Farmer Mac's loan-by-loan analysis of its $65.2 million of delinquent loans and their updated or discounted collateral values indicated that $14.4 million had insufficient collateral to cover the loan balance, accrued interest and expenses. Farmer Mac has specifically allocated $2.8 million of reserves to those under-collateralized loans. Farmer Mac's loan-by-loan analyses indicated that the remaining $50.8 million of delinquent loans were adequately collateralized, based on updated or discounted collateral values, and that the allocation of specific reserves to those loans was not necessary. As of June 30, 2002, after the allocation of specific reserves to under-collateralized loans, Farmer Mac had additional non-specific or general reserves of $15.5 million, bringing total reserves to $18.3 million. The following table summarizes the Corporation's delinquencies and reserve for losses:

                      Farmer Mac Post-1996 Act Delinquencies and Reserve for Losses
---------------------------------------------------------------------------------------------------------------
                                             As of June 30, 2002                    As of December 31, 2001
                                      ------------------------------------  -----------------------------------
                                                                    (in thousands)
                                                             Specific                           Specific
                                                              Reserve                            Reserve
                                        Delinquencies        for Losses       Delinquencies    for Losses
                                       --------------       -----------      ---------------   -----------
 Loans 90 days or more past due          $ 18,790              $ 138          $ 24,701            $ 482
 Loans in Foreclosure                      16,107              2,078            16,701            1,940
 Loans in Bankruptcy                       26,860                615            12,505            1,028
 REO                                        3,439                  -             2,457                -
                                      ---------------       ------------     ---------------    -----------
                                         $ 65,196            $ 2,831          $ 58,279          $ 3,450
                                      ---------------                        ---------------

                                                             Reserve                              Reserve
                                                            for Losses                           for Losses
                                                           -------------                        -----------
 Specific Reserves                                           $ 2,831                              $ 3,450
 General Reserves                                             15,496                               12,434
                                                           -------------                        -----------
 Total Reserves                                              $18,327                              $15,884
                                                           -------------                        -----------


     Based on Farmer Mac's loan-by-loan analyses, loan collection experience, and continuing provisions for the reserve for losses, Farmer Mac believes that ongoing losses will be covered adequately by the reserve for losses. In certain collateral liquidation scenarios, Farmer Mac may recover amounts previously charged off or incur additional losses, if liquidation proceeds vary from previous estimates. During second quarter 2002, Farmer Mac charged off $902,000 in losses against the reserve for losses and recovered $190,000 from previously charged off losses, for net charge-offs of $712,000.

     As of June 30, 2002, the weighted-average original loan-to-value ratio for all Post-1996 Act loans was 49 percent, and the weighted-average original loan-to-value ratio for delinquent loans was 57 percent. The following table summarizes the Post-1996 Act delinquencies by original loan-to-value ratio (calculated by dividing the original loan principal balance by the original appraised value):


               As of June 30, 2002
----------------------------------------------------
             (dollars in thousands)
 Original LTV Ratio     Delinquencies    Percentage
---------------------  ---------------  ------------
    0.00% to 40.00%      $ 5,657            9%
   40.01% to 50.00%        9,301           14%
   50.01% to 60.00%       25,873           40%
   60.01% to 70.00%       23,082           35%
   70.01% to 80.00%        1,283            2%
                       ---------------  ------------
               Total    $ 65,196          100%
                       ---------------  -----------




     The  following   table   segregates  the  Post-1996  Act  loan   portfolio,
delinquencies and specific reserve for losses as of June 30, 2002 by year of origination, geographic region and commodity.


               Farmer Mac Post-1996 Act Loan Delinquencies and Specific Reserve for Losses
------------------------------------------------------------------------------------------------------
                            Distribution of                                                  Specific
                             Outstanding        Outstanding   Delinquencies   Delinquency    Reserve
                             Guarantees         Guarantees        (1)            Rate       for Losses
                           ----------------    ------------- --------------- ------------- ------------
                                                         (dollars in thousands)
 By year of origination:
  Before 1994                     16%           $ 722,068       $ 2,169          0.30%           $ -
  1994                             4%             167,325           347          0.21%             -
  1995                             3%             153,527         4,254          2.77%             -
  1996                             8%             360,862        15,618          4.33%             -
  1997                             9%             414,808        13,724          3.31%           910
  1998                            16%             696,792        13,485          1.94%           458
  1999                            17%             768,622        12,490          1.61%         1,300
  2000                             9%             423,335         3,022          0.71%           163
  2001                            13%             575,172            87          0.02%             -
  2002                             5%             207,224             -          0.00%             -
                           ----------------   -------------   -------------- ------------ ------------
 Total                           100%          $4,489,735      $ 65,196          1.45%       $ 2,831
                           ----------------   -------------   --------------              ------------

 By geographic region (2):
  Northwest                       26%          $1,185,786      $ 40,325          3.40%       $ 2,015
  Southwest                       46%           2,064,759        19,381          0.94%           749
  Mid-North                       12%             518,319         3,287          0.63%             -
  Mid-South                        5%             212,521           621          0.29%            26
  Northeast                        5%             225,843         1,350          0.60%             7
  Southeast                        6%             282,507           232          0.08%            34
                           ----------------   ------------- - --------------------------- ------------
 Total                           100%          $4,489,735      $ 65,196          1.45%       $ 2,831
                           ----------------   -------------   --------------              ------------

 By commodity:
  Crops                           45%          $2,041,385      $ 24,605          1.21%         $ 399
  Permanent plantings             29%           1,305,499        29,456          2.26%         2,178
  Livestock                       20%             901,681         9,746          1.08%           187
  Part-time farm                   4%             198,711         1,389          0.70%            67
  Other                            2%              42,459             -          0.00%             -
                           ----------------   ------------- - --------------------------- ------------
 Total                           100%          $4,489,735      $ 65,196          1.45%       $ 2,831
                           ----------------   -------------   --------------              ------------

(1) Includes loans 90 days or more past due, in foreclosure, in bankruptcy, and REO.
(2) Geographic regions - Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).


     The following table presents Farmer Mac's current delinquencies, cumulative charge-offs and current specific reserves relative to the cumulative original guaranteed principal balance of all Post-1996 Act Loans. This information is presented by cohort year (origination date of the loan), geographic region and commodity. The purpose of this information is to present Farmer Mac's delinquencies and cumulative charge-offs relative to the Corporation's original guarantees--which include both newly originated and seasoned loans--and to present information regarding loans underlying Farmer Mac's guarantee that have generated losses or are collateral deficient relative to original guarantees.


                   Farmer Mac Post-1996 Act Loan Delinquencies, Chargeoffs and Specific Reserve for Losses
                                        Relative to all Cumulative Original Guarantees
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Combined
                                 Cumulative       Cumulative                        Current       Charge-off
                                     Net           Original        Charge-off       Specific     and Specific
                                 Charge-offs      Guarantees          Rate          Reserves     Reserve Rate
                                -------------    ------------    ----------------   ----------   --------------
                                                     (dollars in thousands)
 By year of origination:
  Before 1994                         $ -        $ 1,664,389          0.00%              $ -           0.00%
  1994                                  -            286,541          0.00%                -           0.00%
  1995                                200            244,834          0.08%                -           0.08%
  1996                                842            517,644          0.16%                -           0.16%
  1997                              1,275            554,222          0.23%              910           0.39%
  1998                              1,762            895,426          0.20%              458           0.25%
  1999                                  -            912,977          0.00%            1,300           0.14%
  2000                                  -            509,003          0.00%              163           0.03%
  2001                                  -            616,799          0.00%                -           0.00%
  2002                                  -            214,843          0.00%                -           0.00%
                                -------------    ------------    ----------------   ----------   --------------
Total                             $ 4,079        $ 6,416,678          0.06%          $ 2,831           0.11%
                                -------------    ------------    ----------------   ----------   --------------
 By geographic region (2):
  Northwest                       $ 2,460        $ 1,853,182          0.13%          $ 2,015           0.24%
  Southwest                         1,619          2,780,625          0.06%              749           0.09%
  Mid-North                             -            722,230          0.00%                -           0.00%
  Mid-South                             -            277,804          0.00%               26           0.01%
  Northeast                             -            339,523          0.00%                7           0.00%
  Southeast                             -            443,314          0.00%               34           0.01%
                                -------------    ------------    ----------------   ----------   --------------
Total                             $ 4,079        $ 6,416,678          0.06%          $ 2,831           0.11%
                                -------------    ------------    ----------------   ----------   --------------
 By commodity:
  Crops                           $ 1,352        $ 2,879,625          0.05%            $ 399           0.06%
  Permanent plantings               2,544          1,802,039          0.14%            2,178           0.26%
  Livestock                           183          1,369,739          0.01%              187           0.03%
  Part-time farm                        -            271,691          0.00%               67           0.02%
  Other                                 -             93,584          0.00%                -           0.00%
                                -------------    ------------    ----------------   ----------   --------------
Total                             $ 4,079        $ 6,416,678          0.06%          $ 2,831           0.11%
                                -------------    ------------    ----------------   ----------   --------------

(1) Includes loans 90 days or more past due, in foreclosure, in bankruptcy, and REO.
(2) Geographic regions - Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

     An analysis of Farmer Mac's actual losses and identified specific collateral deficiencies within the portfolio (by origination year) indicates that Farmer Mac has experienced peak loss years as loans have aged between their third and fifth years subsequent to origination, regardless of the year Farmer Mac issued its guarantee. As a consequence of the combination of principal amortization and collateral value appreciation, there are no known collateral deficiencies for any individual loans in the portfolio that were originated prior to 1997. While Farmer Mac expects certain loans that have aged past their fifth year may become delinquent and possibly default, Farmer Mac does not anticipate significant collateral shortfalls on any such loans.

     Analysis of the portfolio by its geographic distribution indicates that losses and collateral deficiencies have been and remain most prevalent in the loans concentrated in the Northwest. This is consistent with the corresponding commodity analysis which indicates that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings (many of which are located in the Northwest). Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends. Further, as adverse economic conditions persist for a particular commodity that is a long-term improvement on the land, such as permanent plantings, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized. Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving the ability to meet the financing needs of all commodity groups.

     Farmer Mac's methodologies for pricing its guarantee fee, managing credit risks and providing adequate loss reserves consider all of the foregoing factors and information.


Liquidity and Capital Resources

     Debt Issuances. Farmer Mac funds its program operations primarily through the issuance of debt obligations of various maturities in the public capital markets. Farmer Mac's debt obligations consist of Discount Notes and Medium-Term Notes ("MTNs" and collectively, "Notes"), issued to obtain funds principally to cover the costs of purchasing and holding Qualified Loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues Notes to obtain funds for investments, transaction costs and, guarantee payments. The Corporation's Notes are obligations of Farmer Mac only: are not rated by any rating agency; and the interest and principal thereon are not guaranteed by and do not constitute debts or obligations of the Farm Credit Administration or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System (a "System Institution"), but is not liable for any debt or obligation of any other System Institution. Likewise, neither the Farm Credit System nor any other individual System Institution is liable for any debt or obligation of Farmer Mac. Income on Farmer Mac's Notes has no tax exemption under federal law from federal, state or local taxation.

     Farmer Mac's Board of Directors has authorized the issuance of up to $5.0 billion of Notes (of which $3.7 billion was outstanding as of June 30, 2002), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in program mortgage assets and non-program investment assets in accordance with guidelines established by its Board of Directors.

     Liquidity. Farmer Mac also issues Notes to meet other needs associated with its business operations, including liquidity, and to increase its presence in the capital markets in order to enhance the liquidity and pricing efficiency of its Notes and AMBS securities transactions and so improve the mortgage rates available to farmers, ranchers and rural homeowners. During second quarter 2002, Farmer Mac continued its strategy of using its liquidity investment portfolio to facilitate increasing its ongoing presence in the capital markets, because Farmer Mac's mortgage purchase programs do not currently necessitate daily debt issuance. To meet investor demand for daily presence in the capital markets, Farmer Mac issues Discount Notes in maturities ranging from one day to approximately 90 days and invests the proceeds not needed for program asset purchases in highly rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the Discount Note maturities and floating rate securities with reset terms closely matched to the maturity of the Discount Notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac will purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. The current Board guidelines authorize Farmer Mac to invest in U.S. Treasury, agency and instrumentality obligations; repurchase agreements; commercial paper; guaranteed investment contracts; certificates of deposit; federal funds and bankers acceptances; certain securities and debt obligations of corporate and municipal issuers; asset-backed securities; and corporate money market funds.

     The funding and liquidity needs of Farmer Mac's business programs are driven by the purchase and retention of Qualified Loans, the maturities of Notes and payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac's primary sources of funds to meet these needs are issuances of new Notes, principal and interest payments and ongoing guarantee fees received on mortgages underlying Farmer Mac Guaranteed Securities and the Corporation's net operating cash flows.

     As a result of Farmer Mac's regular issuance of Notes and its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to access the capital markets at favorable rates. Throughout the recent period of inaccurate and misleading publicity, about the Corporation, Farmer Mac has maintained regular daily access to the discount note market at rates comparable to the trading levels of other GSE discount notes. Farmer Mac's continued ability to access the discount note market at such favorable rates could be affected by inaccurate and misleading publicity about Farmer Mac or unusual trading in its securities. Farmer Mac believes such factors have caused spread levels in secondary market trading of its outstanding MTNs to widen somewhat, which could affect spread levels of new MTN issues. The foregoing factors are likely to continue to affect MTN spreads in the near term and cause Farmer Mac to emphasize floating-to-fixed interest rate swaps, combined with Discount Note issuance, as a source of fixed-rate funding. While the swap market provides favorable fixed rates, swap transactions expose Farmer Mac to basis risk. If the spreads on the Farmer Mac Discount Notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets. Farmer Mac compensates for this risk by pricing the required net yield on program asset purchases to reflect the higher cost of MTN issuance versus the savings achieved in the interest rate swap market.

     Farmer Mac's portfolio of cash and cash equivalent investments, comprised of commercial paper and other short-term money market instruments and floating rate securities can be drawn upon as necessary for liquidity. As of June 30, 2002, Farmer Mac's cash and cash equivalents and investment securities totaled $479.6 million and $977.5 million, respectively, a combined 36% of total assets. As a contingency plan to ensure that Farmer Mac can meet its funding needs should unforeseen circumstances limit Farmer Mac's ability to issue Notes in the public capital markets, Farmer Mac maintains arrangements to permit these investment securities, as well as Farmer Mac's retained portfolio of Guaranteed Securities, to be sold or pledged for liquidity under repurchase agreements. For second quarter 2002, exclusive of daily overnight Discount Note issuances that were invested overnight, the average Discount Note issuance term and re-funding frequency was approximately 75 days.


Other Matters

     On June 26, 2002, the Senate Committee on Agriculture, Nutrition, and Forestry requested that the GAO conduct an independent analysis of a number of issues relating to Farmer Mac. The Committee made this request of the GAO in response to recent misleading reports and speculation about Farmer Mac produced by certain stock traders, known as "short sellers," who are seeking to depress the price of Farmer Mac securities for their own gain, and by corresponding articles by a reporter for a major newspaper. Farmer Mac made it clear that those reports were flawed and unfounded and welcomed this independent analysis by the GAO as an opportunity to confirm that Farmer Mac's mission continues to be met in a financially sound manner.

     Farmer Mac is confident that the GAO's analysis will confirm the integrity and financial stability of the Corporation, as presented in its public financial disclosures. Farmer Mac expects the GAO report will show that the Corporation is appropriately and effectively fulfilling its mission to increase the availability of borrower credit at stable rates, lender liquidity and capital markets funding in the agricultural sector of the U.S. economy for the benefit of farmers, ranchers and rural homeowners, lenders participating in Farmer Mac programs and the investing public.

     The GAO report was requested by the Committee specifically to address Farmer Mac's financial stability; corporate governance; compensation policies; investment practices; the non-voting status of Farmer Mac's Class C Common Stock; and the fulfillment of Farmer Mac's Congressionally-established mission.

     Farmer Mac looks forward to the GAO report as an opportunity to remove the confusion that has been cast over the Corporation, so that it may continue its Congressional mission in a safe and sound manner.

Supplemental Information


     The following tables present quarterly and annual information regarding loan purchases and guarantees and outstanding guarantees.

                        Farmer Mac Purchases and Guarantees
-------------------------------------------------------------------------------------------
                                       Farmer Mac I
                           ---------------------------------
                               Loans & AMBS       LTSPC        Farmer Mac II        Total
                           ------------------ -------------- ----------------- ------------
                                                  (in thousands)
 For the quarter ended:
   June 30, 2002                $ 551,690      $ 280,904          $ 57,769       $ 890,363
   March 31, 2002                  74,875        338,821            39,154         452,850
   December 31, 2001               62,953        237,292            51,056         351,301
   September 30, 2001              69,561        246,472            42,396         358,429
   June 30, 2001                   85,439        499,508            57,012         641,959
   March 31, 2001                  48,600         49,695            47,707         146,002

 For the year ended:
   December 31, 2001              266,553      1,032,967           198,171       1,497,691
   December 31, 2000              442,246        373,202           193,505       1,008,953



                                  Farmer Mac On- and Off-Balance Sheet Guarantees (1)
---------------------------------------------------------------------------------------------------------------------------------
                                        Farmer Mac I
                           ---------------------------------------------
                                  Post-1996 Act
                           ------------------------------
                            Loans & AMBS (2)     LTSPC       Pre-1996 Act    Farmer Mac II       Total      Held in Portfolio (3)
                           ----------------  ------------   --------------  ---------------  -----------   ----------------------
                                                                    (in thousands)
As of:
  June 30, 2002               $2,180,948      $2,336,886       $ 37,873        $ 617,503      $5,173,210       $2,426,626
  March 31, 2002               1,655,485       2,126,485         41,414          592,836       4,416,220       1,899,484
  December 31, 2001            1,658,716       1,884,260         48,979          595,156       4,187,111       1,857,232
  September 30, 2001           1,605,160       1,731,861         58,813          608,944       4,004,778       1,804,391
  June 30, 2001                1,572,800       1,537,061         65,709          579,251       3,754,821       1,763,676
  March 31, 2001               1,466,443       1,083,528         72,646          549,003       3,171,620       1,648,896
  December 31, 2000            1,615,914         862,804         83,513          517,703       3,079,934       1,581,905
  September 30, 2000           1,621,516         707,850         92,536          491,820       2,913,722       1,571,315
  June 30, 2000                1,354,623         575,143        100,414          467,352       2,497,532       1,292,359
  March 31, 2000               1,310,710         551,423        107,403          387,992       2,357,528       1,268,889

(1) Farmer Mac assumes 100 percent of the credit risk on Post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II loans are guaranteed by the USDA.
(2)  Periods prior to June 30, 2001 include only AMBS.
(3)  Included in total Farmer Mac On- and Off-Balance Sheet guarantees.

                              Farmer Mac Loans and AMBS Held in Portfolio
-----------------------------------------------------------------------------------------------------------------

                                                                                                     Total
                                                    5-to-10-Year         1-Month-to-3-Year          Held in
                               Fixed Rate          ARMs & Resets              ARMs                 Portfolio
                          -------------------   ------------------   ----------------------  --------------------
                                                             (in thousands)
As of:
     June 30, 2002          $ 1,016,997            $ 892,737                $ 516,892           $ 2,426,626
     March 31, 2002             751,222              797,780                  350,482             1,899,484
     December 31, 2001          764,115              790,948                  302,169             1,857,232



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest-Rate Risk" for further information regarding Farmer Mac's exposure to interest-rate risk and strategies to manage such risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" for further information regarding Farmer Mac's debt issuance and liquidity risks.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   Farmer Mac is not a party to any material pending legal proceedings.

     Item 2. Changes in Securities and Use of Proceeds

          (a)  Not applicable.

          (b) Farmer Mac's 6.40% Cumulative Preferred Stock, Series A issued on May 6, 2002 and referenced in paragraph below has a preference over Farmer Mac's Common Stock as to payment of dividends and upon liquidation.

          (c) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

               Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on April 25, 2002, Farmer Mac issued an aggregate of 530 shares of its Class C Non-Voting Common Stock, at an issue price of $44.50 per share, to the eleven Directors who elected to receive such stock in lieu of their cash retainers.

               On June 6, 2002, Farmer Mac issued an aggregate of 25,788 shares of its Class C Non-Voting Common Stock, at an issue price of $29.10 per share, to the officers of Farmer Mac as incentive compensation.

               During the second quarter of 2002, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 254,421 shares of Class C Non-Voting Common Stock to employees, officers and directors. Five hundred of the options granted have an exercise price of $45.06 per share and 253,921 of the options granted have an exercise price of $29.10 per share.

               On May 6, 2002, Farmer Mac sold 700,000 shares of its 6.40% Cumulative Preferred Stock, Series A in a public offering underwritten by Bear, Stearns & Co., Inc. The aggregate offering price was $35,000,000, with Bear, Stearns & Co., Inc. receiving $306,250 in underwriting discounts and commissions and Farmer Mac receiving $34,693,750 in total net proceeds. Like Farmer Mac's Common Stock, the 6.40% Cumulative Preferred Stock, Series A is exempt from registration under Section 3(a)(2) of the Securities Act of 1933 by virtue of Farmer Mac's status as an instrumentality of the United States.

          (d)  Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          (a) Farmer Mac's Annual Meeting of Stockholders was held on June 6, 2002.

          (b) See paragraph (c)(1) below. In addition to the Directors elected at the Annual Meeting of Stockholders on June 6, 2002, the following Directors appointed by the President of the United States continue to serve as Directors of Farmer Mac:

                  Charles Eugene Branstool (Chairman)
                  Lowell L. Junkins
                  Marilyn Peters
                  Gordon Clyde Southern
                  Clyde A. Wheeler, Jr.

               President Bush's nominations of Frederick L. Dailey and Grace Trujillo Daniel to serve on the Board of Directors of Farmer Mac were confirmed by the United States Senate on August 1, 2002. These appointments to Farmer Mac's Board will become effective when Mr. Dailey and Ms. Daniel take their oaths of office to become Directors of Farmer Mac. President Bush has previously announced that Mr. Dailey and Ms. Daniel would replace Mr. Southern and Mr. Wheeler on the Board and that Mr. Dailey would be designated as Farmer Mac's new Chairman. Farmer Mac is uncertain when Mr. Dailey and Ms. Daniel will take their oaths of office and begin to serve as Directors.

          (c)  (1) Election of Directors:

                                          Class A Nominees

                                          Number of Shares
                                        For          Withheld

                  Dennis L. Brack     692,460          2,200
                  W. David Hemingway  692,460          2,200
                  Mitchell A. Johnson                692,460
                  Charles E. Kruse    692,260          2,400
                  Peter T. Paul                      692,260


                                          Class B Nominees

                                          Number of Shares
                                        For          Withheld

                  Paul A. DeBriyn     415,592         75,759
                  Kenneth E. Graff    460,615         30,736
                  James A. McCarthy   415,592         75,759
                  John G. Nelson III  415,592         75,759
                  John Dan Raines     415,692         75,659


            (2) Selection of Independent Auditors (Deloitte & Touche LLP):

                              Class A Stockholders

                                          Number of Shares
                                          ----------------
                        For                    690,260
                        Against                    800
                        Abstain                  3,600

                              Class B Stockholders

                                          Number of Shares
                                          ----------------
                        For                    491,101
                        Against                       250
                        Abstain                           0


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

+** 10.2.11- Amendment No. 11 Dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant.

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

+** 10.3.14- Amendment No.14 dated as of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant.

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

+** 10.4.5- Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant.

+* 10.5 - Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

+* 10.5.1- Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit
     10.6.1 to Form 10-Q filed August 14, 2000).

+* 10.5.2- Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit
     10.6.2 to Form 10-Q filed August 14, 2001).

+** 10.5.3- Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant.

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

      (b)        Reports on Form 8-K.

     On April 3, 2002, the Registrant filed a Current Report on Form 8-K to report a change in the Registrant's certifying accountant.

     On April 4, 2002, the Registrant filed an amended Current Report on Form 8-K/A to clarify the period during which there had been no disagreements between the Registrant and its former certifying accountant.

     On April 19, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release announcing the Registrant's financial results for first quarter 2002.

     On April 29, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release clarifying inaccurate information contained in a news article about the Registrant.

     On May 7, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release announcing the Registrant's issuance of $35 million of Preferred Stock.

     On May 24, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release announcing that the Registrant had asked the New York Stock Exchange to investigate unusual trading activity in its stock.

     On May 30, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release announcing a conference call on May 31, 2002 for investors in its stock.

     On June 3, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release announcing that the recording of the May 31, 2002 investor conference call would be available on the Registrant's website through the close of business on Friday, June 7, 2002.

     On June 13, 2002, the Registrant filed a Current Report on Form 8-K that reported the declaration of a dividend on the Registrant's Preferred Stock.

     On June 25, 2002, the Registrant filed a Current Report on Form 8-K that reported the Registrant's statement in response to inquiries from the press regarding a news article about the Registrant.

     On June 26, 2002, the Registrant filed a Current Report on Form 8-K that attached a letter from the United States Senate Committee on Agriculture, Nutrition, and Forestry requesting that the U. S. General Accounting Office conduct an independent analysis of the Registrant.

     On June 26, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release issued in response to a Senate Agriculture Committee request that the U.S. General Accounting Office conduct an independent analysis of the Registrant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 14, 2002

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



                                  /s/ Nancy E. Corsiglia
                              --------------------------------------------------
                               Nancy E. Corsiglia
                              Vice President - Finance
                              (Principal Financial Officer)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION



                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                     FOR THE PERIOD ENDING JUNE 30, 2002

                                  EXHIBIT INDEX


Exhibit No.                   Description                   Page No.
-----------                   -----------                   --------


10.2.11  -  Amendment No. 11 dated as of June 6, 2002 to          43
            Employment Contract between Henry D. Edelman and the Registrant.

10.3.14  -  Amendment No. 14 dated as of June 6, 2002 to          44
            Employment Contract between Nancy E. Corsiglia and the Registrant.

10.4.5    - Amendment No. 4 dated as of June 6, 2002 to           45
            Employment Contract between Tom D. Stenson and the Registrant.

10.5.3        -  Amendment No. 3 dated as of June 6, 2002 to      46
            Employment Contract between Jerome G. Oslick and the Registrant.

                                                                 Exhibit 10.2.11

                   AMENDMENT NO. 11 TO EMPLOYMENT CONTRACT

     agreed, as of the 6th day of June 2002, between the Federal Agricultural Mortgage Corporation (FAMC) and Henry D. Edelman (you), that the existing employment contract between the parties hereto, dated May 5, 1989, as amended by Employment Agreement Amendment No. 1 dated January 10, 1991, Amendment to
Employment Agreement dated as of June 1, 1993, Amendment No. 3 to Employment Contract dated as of June 1, 1994, Amendment No. 4 to Employment Contract dated as of February 8, 1996, Amendment No. 5 to Employment Contract dated as of June 13, 1996, Amendment No. 6 to Employment Contract dated as of August 7, 1997, Amendment No. 7 to Employment Contract dated as of June 4, 1998, Amendment No. 8 to Employment Contract dated as of June 3, 1999, Amendment No. 9 to Employment Contract dated as of June 1, 2000 and Amendment No. 10 to Employment Contract dated as of June 7, 2001 (collectively, the Agreement), be and hereby is amended as follows:

     Sections 1, 4 (a) and 9 (a) (iii) of the Agreement are replaced in their entirety with the following new sections:

     1. Term. The Term of this Agreement shall continue until June 1, 2008 or any earlier effective date of termination pursuant to Paragraph 9 hereof (the "Term").

     4 (a). Base Salary. You will be paid a base salary (the Base Salary) during the Term of Four Hundred Fifty-Six Thousand Six Hundred and Twenty-Nine Dollars ($456,629) per year, payable in arrears on a bi-weekly basis; and

     9 (a) (iii). Farmer Mac may terminate the employment of the Employee without "cause" at any time. Such termination shall become effective on the earlier of June 1, 2008 or two years from the date of notice of such termination.

       As amended hereby, the Agreement remains in full force and effect.

Federal Agricultural Mortgage Corporation            Employee


By: /s/ C. Eugene Branstool                          /s/ Henry D. Edelman
    -----------------------------                -------------------------------
     Chairman of the Board

                                                                 Exhibit 10.3.14

                   AMENDMENT NO. 14 TO EMPLOYMENT CONTRACT

     agreed, as of the 6th day of June 2002, between the Federal Agricultural Mortgage Corporation (FAMC) and Nancy E. Corsiglia (you) that the existing employment contract between the parties hereto, dated May 11, 1989, as amended by letter dated December 14, 1989, Employment Agreement Amendment No. 2 dated February 14, 1991, Amendment to Employment Agreement dated as of June 1, 1993, Amendment No. 4 to Employment Contract dated as of June 1, 1993, Amendment No. 5 to Employment Contract dated as of June 1, 1994, Amendment No. 6 to Employment Contract dated as of June 1, 1995, Amendment No. 7 to Employment Contract dated as of February 8, 1996, Amendment No. 8 to Employment Contract dated as of June 13, 1996, Amendment No. 9 to Employment Contract dated as of August 7, 1997, Amendment No. 10 to Employment Contract dated as of June 4, 1998, Amendment No. 11 to Employment Contract dated as of June 3, 1999, Amendment No. 12 to Employment Contract dated as of June 1, 2000 and Amendment No. 13 to Employment Contract dated as of June 7, 2001 (collectively, the Agreement), be and hereby is amended as follows:

          Sections 1, 3 (a) and 8 (a) (iii) of the Agreement are replaced in their entirety with the following new sections:

     1. Term. The Term of this Agreement shall continue until June 1, 2007 or any earlier effective date of termination pursuant to Paragraph 8 hereof (the "Term").

     3 (a). Base Salary. You will be paid a base salary (the Base Salary) during the Term of Two Hundred Ninety-Two Thousand Nine Hundred Thirty-One Dollars ($292,931) per year, payable in arrears on a bi-weekly basis; and

          8 (a) (iii). Farmer Mac may terminate your employment without "cause" at any time. Such termination shall become effective on the earlier of June 1, 2007, or two years from the date of notice of such termination.

      As amended hereby, the Agreement remains in full force and effect.

Federal Agricultural Mortgage Corporation            Employee


By:      /s/ Henry D. Edelman                          /s/ Nancy E. Corsiglia
         -----------------------------                 ----------------------
           President
         ---------------

                                                                  Exhibit 10.4.5

                    AMENDMENT NO. 5 TO EMPLOYMENT CONTRACT

     agreed, as of the 6th day of June 2002, between the Federal Agricultural Mortgage Corporation (FAMC) and Tom D. Stenson (the employee), that the existing employment contract between the parties hereto, dated as of September 1, 1997, as amended by Amendment No. 1 to Employment Contract dated as of June 4, 1998, Amendment No. 2 to Employment Contract dated as of June 3, 1999. Amendment No. 3 to Employment Contract dated as of June 1, 2000 and Amendment No. 4 to Employment Contract dated as of June 7, 2001 (collectively, the Agreement), be and hereby is amended as follows:

          Sections 1, 3 (a) and 7 (a) (3) of the Agreement are replaced in their entirety with the following new sections:

     1. Term. The Term of this Agreement shall continue until June 1, 2007 or any earlier effective date of termination pursuant to Paragraph 7 hereof (the "Term").

     3 (a). Base Salary. You will be paid a base salary (the Base Salary) during the Term of Two Hundred Thirty-Nine Thousand Eight Hundred Twenty-Four Dollars ($239,824) per year, payable in arrears on a bi-weekly basis.

     7 (a) (3). Farmer Mac may terminate your employment without "cause" at any time. Such termination shall become effective on the earlier of June 1, 2007, or two years from the date of notice of such termination.

      As amended hereby, the Agreement remains in full force and effect.

Federal Agricultural Mortgage Corporation            Employee


By:      /s/ Henry D. Edelman                             /s/ Tom D. Stenson
         -----------------------------                --------------------------
          President

                                                                  Exhibit 10.5.3

                    AMENDMENT NO. 3 TO EMPLOYMENT CONTRACT


     agreed, as of the 6th day of June 2002, between the Federal Agricultural Mortgage Corporation (FAMC) and Jerome G. Oslick (the employee), that the existing employment contract between the parties hereto, dated as of February 1, 2000, Amendment No. 1 to Employment Contract dated as of June 1, 2000 and Amendment No. 2 dated as of June 7, 2001 (collectively, the Agreement), be and hereby is amended as follows:

     Sections 1, 3 (a) and 7 (a) (3) of the Agreement are replaced in their entirety with the following new sections:

     1. Term. The Term of this Agreement shall continue until June 1, 2007 or any earlier effective date of termination pursuant to Paragraph 7 hereof (the "Term").

     3 (a). Base Salary. You will be paid a base salary (the Base Salary) during the Term of Two Hundred Thirty-Seven Thousand Two Hundred Forty-Nine Dollars ($237,249) per year, payable in arrears on a bi-weekly basis.

     7 (a) (3). Farmer Mac may terminate your employment without "cause" at any time. Such termination shall become effective on the earlier of June 1, 2007 or two years from the date of notice of such termination.

      As amended hereby, the Agreement remains in full force and effect.

Federal Agricultural Mortgage Corporation            Employee


By:    /s/ Henry D. Edelman                         /s/ Jerome G. Oslick
      ------------------------------            --------------------------------
      President