Form 10-Q
period 2002-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2002-11-15
CIK 845877

As filed with the Securities and Exchange Commission
--------------------------------------------------------------------------------
                              on November 14, 2002
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002
                         Commission File Number 0-17440

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                 (Exact name of registrant as specified in its
                                   charter)

      Federally chartered instrumentality
             of the United States                       52-1578738
        (State or other jurisdiction of              (I.R.S. employer
        incorporation or organization)             identification number)

        1133 Twenty-First Street, N.W.,
                   Suite 600                            20036
               Washington, D.C.                       (Zip code)
        (Address of principal executive
                   offices)


                                 (202) 872-7700
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]               No    [  ]

     As of November 1, 2002, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,106,180 shares of Class C Non-Voting Common Stock outstanding.

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

     The following information concerning Farmer Mac's condensed consolidated financial statements is included in this Form 10-Q beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of September 30, 2002 and
        December 31, 2001.............................................. 3
      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001....................... 4
      Condensed Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001.................................... 5
      Notes to Condensed Consolidated Financial Statements............. 6

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     September 30,         December 31,
                                                                         2002                  2001
                                                                   ------------------    ---------------
                                                                                 (unaudited)
 Assets:
   Cash and cash equivalents                                           $ 493,202            $ 437,831
   Investment securities                                                 942,827            1,007,954
   Farmer Mac Guaranteed Securities                                    1,636,639            1,690,376
   Loans                                                                 878,845              199,355
     Allowance for loan losses (see Note 1(c) and (g))                    (4,228)              (1,352)
   Real estate owned, net of valuation allowance of                        3,678                2,457
     $1.1 million and zero (see Note 1(c) and (g))
   Financial derivatives                                                   3,660                   15
   Interest receivable                                                    47,854               56,253
   Guarantee fees receivable                                               4,368                6,004
   Prepaid expenses and other assets                                      24,779               16,963
                                                                  ---------------       --------------
       Total Assets                                                  $ 4,031,624          $ 3,415,856
                                                                  ---------------       --------------
 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable
     Due within one year                                             $ 2,589,382          $ 2,233,267
     Due after one year                                                1,118,338              968,463
                                                                  ---------------       --------------
       Total notes payable                                             3,707,720            3,201,730
   Financial derivatives                                                  67,688               20,762
   Accrued interest payable                                               31,803               26,358
   Accounts payable and accrued expenses                                  15,125               18,037
   Reserve for losses (see Note 1(c) and (g))                             13,772               14,532
                                                                  ---------------      --------------
       Total Liabilities                                               3,836,108            3,281,419

 Stockholders' Equity:
   Preferred Stock:
     Series A, stated at redemption/liquidation value,
       $50 per share, 700,000 shares authorized,
       issued and outstanding as of September 30, 2002                    35,000                    -
   Common Stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding                             1,031                1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding                                 500                  500
     Class C Non-Voting, $1 par value, no maximum authorization,
       10,098,435 and 10,033,037 shares issued and outstanding
       as of September 30, 2002 and December 31, 2001                     10,098               10,033
   Additional paid-in capital                                             82,445               80,960
   Accumulated other comprehensive income                                 14,407                8,395
   Retained earnings                                                      52,035               33,518
                                                                  ---------------       --------------
       Total Stockholders' Equity                                        195,516              134,437
                                                                  ---------------       --------------
   Total Liabilities and Stockholders' Equity                        $ 4,031,624          $ 3,415,856
                                                                  ---------------       --------------

                          See accompanying notes to condensed consolidated financial statements.



                        FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share amounts)


                                                           Three Months Ended                     Nine Months Ended
                                                    Sept. 30, 2002    Sept. 30, 2001       Sept. 30, 2002    Sept. 30, 2001
                                                    ---------------- -----------------     ----------------  ----------------
                                                               (unaudited)                            (unaudited)
 Interest income:
   Investments and cash equivalents                   $ 10,234          $ 15,604             $ 31,117          $ 53,840
   Farmer Mac Guaranteed Securities                     22,793            27,714               68,353            84,935
   Loans                                                12,734             1,842               26,926             3,185
                                                --------------- -----------------          ----------------  ----------------
     Total interest income                              45,761            45,160              126,396           141,960

 Interest expense                                       35,784            37,292              100,099           122,218
                                                --------------- -----------------          ----------------  ----------------

 Net interest income                                     9,977             7,868               26,297            19,742

 Gains/(Losses) on financial derivatives
  and trading assets                                    (1,451)             (295)              (1,457)           (1,043)
 Other income:
   Guarantee fees (incl. commitment fees)                4,874             4,177               14,164            11,273
   Miscellaneous                                           458               137                1,218               420
                                                --------------- -----------------          ----------------  ----------------

 Total other income                                      5,332             4,314               15,382            11,693
                                                --------------- -----------------          ----------------  ----------------

 Total revenues                                         13,858            11,887               40,222            30,392

 Expenses:
   Compensation and employee benefits                    1,325             1,414                3,904             4,147
   Regulatory fees                                         397               245                  790               712
   General and administrative                            2,168               883                4,765             3,137
                                                --------------- -----------------          ----------------  ----------------

     Total operating expenses                            3,890             2,542                9,459             7,996

   Provision for losses                                  2,037             1,962                6,075             4,739
                                                --------------- -----------------          ----------------  ----------------

 Total expenses                                          5,927             4,504               15,534            12,735
                                                --------------- -----------------          ----------------  ----------------

 Income before income taxes                              7,931             7,383               24,688            17,657

 Income tax expense                                      2,341             2,455                7,477             6,132
                                                --------------- -----------------          ----------------  ----------------

 Net income before cumulative effect                     5,590             4,928               17,211            11,525
   of change in accounting principles and
   extraordinary gain
 Cumulative effect of change in accounting
  principles, net of taxes of $400                           -                 -                    -              (726)
 Extraordinary gain, net of taxes of $1,186.                 -                 -                2,203                 -
                                                --------------- -----------------          ----------------  ----------------
 Net income                                              5,590             4,928               19,414            10,799
                                                --------------- -----------------          ----------------  ----------------
 Preferred stock dividends                                 560                                    896                 -
                                                --------------- -----------------          ----------------  ----------------
 Net income available to common stockholders           $ 5,030           $ 4,928             $ 18,518          $ 10,799
                                                --------------- -----------------          ----------------  ----------------

 Earnings per common share:
   Basic earnings per common share                      $ 0.43            $ 0.43               $ 1.60            $ 0.95
   Diluted earnings per common share                    $ 0.42            $ 0.41               $ 1.54            $ 0.91
 Earnings per common share before cumulative
  effect of change in accounting principles
  and extraordinary gain:
   Basic earnings per common share                      $ 0.43            $ 0.43               $ 1.41            $ 1.02
   Diluted earnings per common share                    $ 0.42            $ 0.41               $ 1.35            $ 0.98

                              See accompanying notes to condensed consolidated financial statements.


                         FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                                                    Nine Months Ended
                                                                         --------------------------------------
                                                                          Sept. 30, 2002     Sept. 30, 2001
                                                                         -----------------  -----------------
                                                                            (unaudited)        (unaudited)
 Cash flows from operating activities:
   Net income                                                               $ 19,413           $ 10,799
   Adjustments to reconcile net income to net cash provided by operating activities:
   Net amortization of investment premiums and discounts                         536               (680)
   Decrease in interest receivable                                             8,399             15,174
   Decrease in guarantee fees receivable                                       1,636              1,396
   (Increase) decrease in other assets                                       (12,354)            (2,881)
   Amortization of debt premiums, discounts and issuance costs                34,383             75,745
   Increase (decrease)in accrued interest payable                              5,445             (1,885)
   Decrease in other liabilities                                              (4,863)            (1,788)
   (Purchases of) proceeds from trading investment securities                (31,530)            18,185
   Mark to market on trading securities and derivatives                        1,460                116
   Amortization of settled financial derivatives contracts                       768                153
   Extraordinary gain on debt repurchase                                       2,203                  -
   Provision for losses                                                        6,075              4,739
                                                                       -----------------  -----------------
    Net cash provided by operating activities                                 31,572            119,073

 Cash flows from investing activities:
   Purchases of investment securities                                       (179,146)          (434,561)
   Purchases of Farmer Mac Guaranteed Securities                            (161,739)          (217,304)
   Purchases of loans                                                       (725,821)          (212,135)
   Proceeds from repayment of investment securities                          295,789            281,400
   Proceeds from repayment of Farmer Mac Guaranteed Securities               213,436            217,498
   Proceeds from repayment of loans                                           52,654              1,042
   Proceeds from sale of Farmer Mac Guaranteed Securities                     29,342             65,929
   Settlement of financial derivatives                                        (4,314)            (5,757)
   Purchases of office equipment                                                (138)               (41)
                                                                       -----------------  -----------------
    Net cash used in investing activities                                   (479,937)          (303,929)

 Cash flows from financing activities:
   Proceeds from issuance of discount notes                               53,832,987         76,929,322
   Proceeds from issuance of medium-term notes                               286,428            138,200
   Payments to redeem discount notes                                     (53,524,678)       (76,777,540)
   Payments to redeem medium-term notes                                     (126,654)          (169,210)
   Net proceeds from preferred stock issuance                                 34,694                  -
   Proceeds from common stock issuance                                         1,855              4,345
   Preferred stock dividends                                                    (896)                 -
                                                                       -----------------  -----------------
    Net cash provided by financing activities                                503,736            125,117
                                                                       -----------------  -----------------
   Net increase (decrease) in cash and cash equivalents                       55,371            (59,739)

   Cash and cash equivalents at beginning of period                          437,831            537,871
                                                                       -----------------  -----------------
   Cash and cash equivalents at end of period                              $ 493,202          $ 478,132
                                                                       -----------------  -----------------

                                    See accompanying notes to condensed consolidated financial statements.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2002 and 2001.

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                     2002           2001
                                                                  ------------   -----------
                                                                        (in thousands)
 Cash paid for:
   Interest                                                        $44,118      $ 62,372
   Income taxes                                                      9,200         5,000
 Non-cash activity:
   Real estate owned acquired through foreclosure                    6,566             -
   Loans securitized as Farmer Mac Guaranteed Securities            29,342        99,862

(b)   Loans

     As of September 30, 2002, loans held by Farmer Mac included $37.0 million held for sale and $841.8 million held for investment. As of December 31, 2001, loans held by Farmer Mac included $25.8 million held for sale and $173.6 million held for investment. Detailed information regarding the allowance for loan losses is presented in Note 1(c).

            (c)  Allowance for Losses

     As of September 30, 2002, Farmer Mac maintained a $19.1 million allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying securities guaranteed by Farmer Mac under the Farmer Mac I program after the 1996 revision to its charter ("Post-1996 Act Farmer Mac I Guaranteed Securities") and Long-Term Standby Purchase Commitments ("LTSPCs"). (See Note 2 for a description of LTSPCs.) In estimating probable losses, management considers factors such as economic conditions, geographic and agricultural commodity concentrations, the credit profile of the portfolio, delinquency trends and historical charge-off and recovery activity and evaluates the results of its proprietary Loan Pool Simulation and Guarantee Model. The allowance is increased through periodic provisions charged to expense and reduced by charge-offs for actual losses, net of recoveries.

     The table below summarizes the three components of the allowance for losses as of September 30, 2002 and December 31, 2001.

                                                             September 30,      December 31,
                                                                 2002               2001
                                                           ----------------   -----------------
                                                                     (in thousands)
 Allowance for loan losses                                    $ 4,228             $ 1,352
 Real estate owned valuation allowance                          1,136                   -
 Reserve for losses                                            13,772              14,532
                                                           ----------------   -----------------
    Total allowance for losses                               $ 19,136            $ 15,884
                                                           ----------------   -----------------

     For the period ended September 30, 2002, Farmer Mac reclassified the portion of its allowance for losses attributed to its on-balance sheet loans held for investment as a contra-asset account on the balance sheet labeled "Allowance for loan losses." Farmer Mac also reclassified the specific valuation allowance attributed to its real estate owned as a contra-asset account on the balance sheet that is included within the line item labeled "Real estate owned, net of valuation allowance." Reclassifications of the allowance for losses as of December 31, 2001 were made to conform to the current period presentation. These reclassifications are for presentation purposes only and have no impact on the Corporation's risk exposure or financial position.

     Farmer Mac's provision for losses was $2.0 million for third quarter 2002, compared to $2.0 million for third quarter 2001. During third quarter 2002, Farmer Mac charged off $1.5 million in losses against the allowance for losses and recovered $0.3 million from previously charged off losses, for net charge-offs of $1.2 million. Net charge-offs for the nine months ended September 30, 2002 were $2.8 million. The net charge-offs for third quarter and the nine months ended September 30, 2002 included $0.4 million and $0.6 million related to previously accrued or advanced interest on Farmer Mac I Guaranteed Securities, compared to $0.2 million and $0.4 million for the same periods in 2001.

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or securities issued under the Farmer Mac II program ("Farmer Mac II Guaranteed Securities"). Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Guaranteed Portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture ("USDA") and are obligations backed by the full faith and credit of the United States. Farmer Mac has experienced no losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

     (d) Financial Derivatives

     A financial derivative is a financial instrument that has one or more underlyings and one or more notional amounts, requires no significant initial net investment, and has terms that require net settlement. Farmer Mac enters into financial derivative contracts as an end-user for hedging purposes, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk. These transactions also provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market.

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

     Net after-tax charges against earnings under SFAS 133 during third quarter 2002 totaled $0.9 million, and the net after-tax decrease to other comprehensive income totaled $19.0 million. Substantially all of this amount represented changes in the fair values of forward sale contracts, interest rate swap contracts and settled forward sale contracts using fair values as of September 30, 2002. As of September 30, 2002, Farmer Mac had approximately $45.8 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (issuance of fixed-rate funding) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. In accordance with SFAS 133, Farmer Mac estimates that $0.7 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. For the quarter ended September 30, 2002, the ineffectiveness of designated hedges included in Farmer Mac's net income was immaterial.

     SFAS 133 also required, as the change in the fair value of a hedged item, a $0.5 million decrease in the line item "Farmer Mac guaranteed securities" on the balance sheet for third quarter 2002. For the year ended 2001, the recorded change in the fair value of a hedged item was a $0.3 million increase in "Farmer Mac guaranteed securities."

     (e) Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2002 and 2001:

                                                September 30, 2002                   September 30, 2001
                                        ---------------------------------   -----------------------------------
                                                    Dilutive                              Dilutive
                                           Basic     stock     Diluted          Basic      stock     Diluted
                                            EPS     options      EPS             EPS      options      EPS
                                        ----------------------------------   ---------------------------------
                                                       (in thousands, except per share amounts)

 Three months ended:
   Net income available to               $ 5,030                 $ 5,030       $ 4,928                 $ 4,928
    common stockholders
   Weighted-average shares                11,629     330          11,959        11,366     524          11,890
   Earnings per common share              $ 0.43                  $ 0.42        $ 0.43                  $ 0.41

 Nine months ended:
   Net income available to              $ 18,518                $ 18,518      $ 10,799                $ 10,799
    common stockholders
   Weighted-average shares                11,605     454          12,059        11,276     477          11,753
   Earnings per common share              $ 1.60                  $ 1.54        $ 0.95                  $ 0.91

   Effects of:
    Extraordinary gain                    $ 0.19                  $ 0.19             -                       -
    Cumulative effect of change in
    accounting principles                      -                       -       $ (0.07)                $ (0.07)



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

     On August 1, 2002, Farmer Mac's Board of Directors declared a dividend of $0.80 per share on the Series A Preferred Stock for the period from July 1, 2002 to September 30, 2002, which was paid on September 27, 2002.

     (g) Reclassifications

     Certain reclassifications of prior period information were made to conform to the current period presentation. As a result of the continued increase in loans held for investment and to further clarify the various components of Farmer Mac's allowance for losses (previously referred to as reserve for losses), Farmer Mac reclassified certain components of its allowance for losses during the quarter ended September 30, 2002. Farmer Mac also reclassified its December 31, 2001 presentation of the allowance for losses to conform to the current period presentation. The following table summarizes the reclassifications on the September 30, 2002 balance sheet information under prior period classification and the current presentation to demonstrate the effects of the reclassifications.


                                               Presentation
                                                 in Prior        Reclass-         Current
                                                 Filings        ifications     Presentation
                                              ---------------   ------------  ----------------
                                                               (in thousands)
 Allowance for loan losses                           $ -        $ 4,228           $ 4,228
 Real estate owned valuation allowance                 -          1,136             1,136
 Reserve for losses                               19,136         (5,364)           13,772
                                              ---------------   ------------  ----------------
   Total                                        $ 19,136            $ -          $ 19,136
                                              ---------------   ------------  ----------------


     The following table summarizes the reclassifications on the December 31, 2001 balance sheet to conform to the current presentation.

                                          Presentation
                                            in Prior        Reclass-        Current
                                            Filings        ifications     Presentation
                                         ---------------   -----------   ---------------
                                                          (in thousands)
 Allowance for loan losses                    $ -           $ 1,352         $ 1,352
 Reserve for losses                          15,884          (1,352)         14,532
                                         ---------------   -----------   ---------------
   Total                                   $ 15,884            $ -         $ 15,884
                                         ---------------   -----------   ---------------



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

     Note 2. Off-Balance Sheet Program Activities

     Farmer Mac provides a secondary market for agricultural mortgage loans eligible for the Farmer Mac I program by: purchasing eligible loans for cash through its "cash window"; guaranteeing securities backed by eligible loans; and committing to purchase eligible loans for securitization. To be eligible for any Farmer Mac I secondary market transaction, a loan must meet the Corporation's credit underwriting, appraisal and documentation standards. Farmer Mac believes the credit risk it assumes in each of these three alternatives is the same. Farmer Mac further considers the effects of all on- and off-balance sheet Farmer Mac I program activities on its overall portfolio diversification.

     Farmer Mac offers approved agricultural and rural residential mortgage lenders ("Sellers") two Farmer Mac I off-balance sheet alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans.

     o The first alternative is a swap transaction, in which Farmer Mac acquires eligible loans from Sellers in exchange for Farmer Mac I Guaranteed Securities backed by such loans. In consideration for Farmer Mac's assumption of the credit risk on loans underlying the Farmer Mac I Guaranteed Securities issued in connection with a swap, Farmer Mac receives an annual guarantee fee on the outstanding balance of the Farmer Mac I Guaranteed Securities.

     o The second alternative is an LTSPC, which is not a guarantee of loans or securities, but is a commitment by Farmer Mac to purchase eligible loans from Sellers on an undetermined future date. In consideration for Farmer Mac's assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives an annual commitment fee (included in guarantee fees in the Consolidated Statements of Operations) on the outstanding balance of those loans, at a level approximating what would have been the guarantee fee in a swap.

     A swap or an LTSPC may involve loans with payment, maturity and interest rate characteristics that differ from those purchased through the cash window. Like a swap, an LTSPC permits a Seller to nominate from its portfolio a segregated pool of loans, subject to review by Farmer Mac for conformance with its standards. Upon Farmer Mac's acceptance of the conforming loans, whether under a swap or an LTSPC, the Seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing its credit and concentration exposures and, consequently, its regulatory capital requirements and its loss reserve requirements. Only the LTSPC structure, however, permits the Seller to retain the segregated loans in its portfolio. Unlike a swap, in which Farmer Mac I Guaranteed Securities backed by those loans are delivered to the Seller, an LTSPC commits Farmer Mac to future purchase of loans in that pool of loans based upon Farmer Mac's original credit review of those loans: (a) at par plus accrued interest, if the loans become four months delinquent; (b) at a mark-to-market price, if the loans are not delinquent and are standard cash window loan products; (c) at a negotiated price for all loans in the pool, if they are not four months delinquent; or (d) in exchange for Farmer Mac I Guaranteed Securities issued to the Seller in a swap transaction.

     In addition to swaps and LTSPCs, Farmer Mac's off-balance sheet activities include the guarantee of Farmer Mac Guaranteed Securities issued through mortgage-backed securities trusts to third-party investors in publicly offered transactions registered under the Securities Act of 1933.

     The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2002 and December 31, 2001:

                 Outstanding Balance of LTSPCs and
         Off-Balance Sheet Farmer Mac Guaranteed Securities
-----------------------------------------------------------------------------
                                             September 30,     December 31,
                                                 2002              2001
                                           -----------------  ---------------
                                                     (in thousands)
 Farmer Mac I:
   Post-1996 Act obligations:
    Farmer Mac I Guaranteed Securities         $ 290,444        $ 366,749
    LTSPCs                                     2,407,469        1,884,260
                                           -----------------  ---------------
     Total Post-1996 Act obligations           2,697,913        2,251,009
   Pre-1996 Act Farmer Mac I                         128              461
     Guaranteed Securities                 -----------------  ---------------

     Total Farmer Mac I                        2,698,041        2,251,470
 Farmer Mac II Guaranteed Securities              68,869           78,409
                                           -----------------  ---------------
     Total Farmer Mac I and II               $ 2,766,910       $2,329,879
                                           -----------------  ---------------

     As of September 30, 2002:

          o the weighted-average remaining maturity for all loans held and loans underlying on- and off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 13.7 years;

          o the weighted-average remaining maturity for all loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was
               15.0 years;

          o the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was
               12.5 years and 15.3 years, respectively;

          o    the  weighted-average  remaining  maturity for all loans held and
               loans   underlying   on-balance   sheet  Farmer  Mac   Guaranteed
               Securities was 12.1 years; and

          o the range of remaining maturities for all loans held and loans underlying on- and off-balance sheet Farmer Mac I and II activities, including LTSPCs, was 1 month to 38 years (the amount with remaining maturities greater than 30 years had an aggregate outstanding balance of $2.6 million, consisting entirely of USDA guaranteed portions of adjustable rate loans).

     Farmer Mac's policy for recognizing revenue from guarantee fees on Farmer Mac Guaranteed Securities and commitment fees on LTSPCs is to recognize them on an accrual basis over the life of the underlying loans. As such, no guarantee fees or commitment fees are unearned at the end of any reporting period. If Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security or an LTSPC, Farmer Mac stops accruing the guarantee or commitment fee upon the loan purchase. If the loan becomes current and is repurchased by the Seller under the terms of the LTSPC, Farmer Mac resumes accrual of the fee.

     Note 3. Comprehensive Income

     Comprehensive income (loss) is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001. The changes in unrealized gains on securities available-for-sale are net of the related deferred tax expense of $13.2 million and $19.6 million for the three and nine months ended September 30, 2002, respectively, and $15.1 million and $2.7 million for the three and nine months ended September 30, 2001. The changes in the fair value of the financial derivatives classified as cash flow hedges for the three and nine months ended September 30, 2002 are net of deferred tax benefit of $10.2 million and $16.3 million, respectively, and $7.8 million and $7.9 million for the three and nine months ended September 30, 2001.


                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                          -------------------------  -------------------------
                                                             2002         2001          2002         2001
                                                          ------------ ------------  -----------  ------------
                                                                             (in thousands)
 Net income                                                 $ 5,590      $ 4,928     $ 19,414      $ 10,799
 Change in unrealized gain on securities
  available-for-sale, net of taxes                           24,495       27,445       36,311         4,966
 Cumulative effect of change in accounting principles             -            -            -        (8,632)
 Change in the fair value of financial derivatives
   classified as cash flow hedges, net of taxes and
   reclassification adjustments                             (19,020)     (14,148)     (30,299)      (14,429)
                                                          ------------ ------------  -----------  ------------
 Comprehensive income (loss)                               $ 11,065     $ 18,225     $ 25,426      $ (7,296)
                                                          ------------ ------------  -----------  ------------




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     Certain statements made in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee, LTSPC and securitization volume; trends in net interest income and provision for losses; changes in capital position; and other business and financial matters.

      Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:

     o the rate and direction of development of the secondary market for agricultural mortgage loans;

     o the possible establishment of additional statutory or regulatory restrictions on Farmer Mac;

     o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy;

     o protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities;

     o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation;

     o Farmer Mac's continuing access to the debt markets at favorable rates and terms;

     o the possible effect of the risk-based capital requirement which could, under certain circumstances, be in excess of the statutory minimum capital level;

     o the outcome of the pending analysis of Farmer Mac by the General Accounting Office;

     o    the rate of growth in agricultural mortgage indebtedness;

     o    the size of the agricultural mortgage market;

     o    borrower    preferences   for   fixed-rate    agricultural    mortgage
          indebtedness;

     o the willingness of lenders to sell agricultural mortgage loans into the Farmer Mac secondary market;

     o the willingness of investors to invest in agricultural mortgage-backed securities;

     o    competition in the  origination or purchase of  agricultural  mortgage
          loans  and  the  sale  of   agricultural   mortgage-backed   and  debt
          securities;

     o the effects on the agricultural economy of the government payments that are provided for in the Farm Bill signed into law May 13, 2002; or

     o    changes in Farmer Mac's status as a government-sponsored enterprise.

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

Critical Accounting Policies and Estimates

     The preparation of our financial results of operations and financial position require us to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and related notes for the periods presented, and actual results could differ from our estimates. The critical accounting policy that is both important to the portrayal of our financial condition and requires complex, subjective judgments is the accounting policy for Farmer Mac's allowance for losses (previously referred to as reserve for losses). The allowance for losses is presented in three components on the consolidated balance sheet:

     o    an "Allowance for loan losses" on loans held for investment;

     o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned, net of valuation allowance"; and

     o an allowance for losses on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under "Reserve for losses."

During the quarter ended September 30, 2002, Farmer Mac reclassified certain components of its allowance for losses to further clarify the presentation of the allowance for losses. See Note 1(c) and (g) to the condensed consolidated financial statements for additional information.

     The purpose of the allowance for losses is to provide for estimated losses that are probable to have occurred as of the balance sheet date, and not to predict or account for future potential losses. The determination of the allowance for losses requires management to make significant estimates based on information available as of the balance sheet date, including the amounts and timing of losses and current market and economic conditions. These estimates are subject to change in future reporting periods if such conditions and information change. For example, a continued decline in the national or agricultural economies could result in an increase in delinquencies or foreclosures, which may require additional allowances for losses in future periods.

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on its loans held for investment, real estate owned and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. In estimating probable losses, management considers factors such as economic conditions, geographic and agricultural commodity concentrations, the credit profile of the portfolio, delinquency trends and historical charge-off and recovery activity and evaluates the results of its proprietary Loan Pool Simulation and Guarantee Model. The allowance is increased through periodic provisions for losses charged to expense and reduced by charge-offs for actual losses, net of recoveries.

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Guaranteed Portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA and are obligations backed by the full faith and credit of the United States. Farmer Mac has experienced no losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

     Further information regarding the allowance for losses is included in "- Risk Management - Credit Risk."

Results of Operations

     Overview. Net income available to common stockholders for third quarter 2002, was $5.0 million or $0.42 per diluted common share compared to $4.9 million or $0.41 per diluted common share for third quarter 2001.

     Farmer Mac's revenue growth continued in third quarter 2002, reflecting the effects of outstanding guarantee volume as of September 30, 2002 that was more than $1.2 billion higher than at the close of third quarter 2001 and increased net interest income due to a higher average net interest yield on interest-earning assets. During third quarter 2002, Farmer Mac: o added $140.2 million of Farmer Mac I eligible loans under LTSPCs; o purchased $58.5 million of newly originated Farmer Mac I eligible loans; and o purchased $37.4 million of Farmer Mac II Guaranteed Portions of loans guaranteed by USDA.

     USDA is currently forecasting net cash income on farms for 2002 to be $50.8 billion, which includes government payments of $17.0 billion. In 2001, $20.7 billion in government payments were made to the agricultural sector and net cash income on farms was $59.7 billion. According to USDA, much of the net decrease in forecasted net cash income on farms for 2002 compared to 2001 results from the record livestock receipts during 2001, which are anticipated to return to more normal levels in 2002. USDA currently expects farm real estate values to rise during 2002 by about one percent. Regionally, farm real estate values may vary with differing rates of increase, or even decrease, depending on commodities grown and regional economic factors.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income was $10.0 million for third quarter 2002 and $26.3 million year-to-date, compared to $7.9 million and $19.7 million for the same periods in 2001. The net interest yield, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was 95 basis points for year-to-date 2002, compared to 82 basis points for year-to-date 2001. The net interest yields for year-to-date 2002 and year-to-date 2001 included the benefits of yield maintenance payments of 10 basis points and 9 basis points, respectively. The income realized from yield maintenance payments is, in effect, the accelerated present value of an expected future interest income stream, which, in turn, leads to slightly reduced net interest income in future reporting periods. Because the timing and size of these payments varies greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. The effect of the adoption of SFAS 140 was a reclassification of approximately $1.3 million (4 basis points) of guarantee fee income as interest income for the year-to-date 2002. Adjusted for the effects of yield maintenance and excluding the effects of SFAS 140, the net interest yields for year-to-date 2002 and year-to-date 2001 were 81 basis points and 73 basis points, respectively.

     The following table provides information regarding the average balances and rates of interest-earning assets and funding for the nine months ended September 30, 2002 and 2001. The balance of non-accruing loans is included in the average balance of interest earning loans presented, though no related income is included in the income figures presented. The decreases in the average rates for cash and cash equivalents reflect their short-term nature. The decreases in the average rates for investments and loans and Farmer Mac Guaranteed Securities reflect the relatively large proportion of adjustable rates in those asset categories (74 percent of investments and 59 percent of loans and Farmer Mac Guaranteed Securities). The decrease in the average rate for discount notes also reflects their short-term nature. The decreases in all of these rates track the general decrease in market rates between the two periods.

                                                                        Nine Months Ended September 30,
                                            --------------------------------------------------------------------------------------
                                                             2002                                           2001
                                            -----------------------------------------      ---------------------------------------
                                               Average         Income/       Average          Average       Income/      Average
                                               Balance         Expense        Rate            Balance       Expense       Rate
                                            ------------     -----------   ----------      ------------   -----------  ----------
                                                                             (dollars in thousands)
 Interest-earning assets:
   Cash and cash equivalents                  $ 524,593        $ 7,677         1.95%         $ 541,659      $ 18,724        4.61%
   Investments                                  923,986         23,440         3.38%           893,184        35,116        5.24%
   Loans & Farmer Mac Guaranteed Securities   2,238,503         95,279         5.68%         1,770,840        88,120        6.63%
                                           --------------   -------------- -------------   -------------   ------------   ---------
   Total interest earning assets              3,687,082        126,396         4.57%         3,205,683       141,960        5.90%
                                           --------------   --------------                 -------------   ------------
 Funding:
   Discount notes                             2,462,176         48,309         2.62%         2,174,237        79,034        4.85%
   Medium-term notes                          1,094,387         51,790         6.31%           905,744        43,184        6.36%
                                           --------------   -------------- -------------   -------------   ------------   ---------
   Total interest-bearing liabilities         3,556,563        100,099         3.75%         3,079,981       122,218        5.29%
   Net non-interest-bearing funding             130,519              -             -           125,702             -            -
                                           --------------   -------------- -------------   -------------   ------------   ---------
   Total funding                            $ 3,687,082        100,099         3.62%        $3,205,683       122,218        5.08%
                                           --------------   -------------- -------------   -------------   ------------   ---------
 Net interest income/yield                                    $ 26,297         0.95%                        $ 19,742        0.82%
                                                            -------------- -------------                   ------------   ---------



     The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases due to rate reflect the short-term or adjustable-rate nature of the assets or liabilities and the general decreases in market rates described above.


                                                    Nine Months Ended September 30, 2002
                                                       Compared to Nine Months Ended
                                                             September 30, 2001
                                                 -------------------------------------------
                                                         Increase/(Decrease) Due to
                                                 -------------------------------------------
                                                     Rate          Volume         Total
                                                 -------------- -------------- -------------
                                                               (in thousands)
 Income from interest-earning assets
   Cash and cash equivalents                     $ (10,475)        $ (572)    $ (11,047)
   Investments                                     (12,113)           437       (11,676)
   Loans & Farmer Mac Guaranteed Securities         (8,447)        15,606         7,159
                                                 -------------- -------------- -------------
    Total                                          (31,035)        15,471       (15,564)
   Expense from interest-bearing liabilities       (34,813)        12,694       (22,119)
                                                 -------------- -------------- -------------
   Change in net interest income                   $ 3,778        $ 2,777       $ 6,555
                                                 -------------- -------------- -------------



     Other Income. Other income, which is comprised of guarantee fee income (which includes commitment fee income on LTSPCs) and miscellaneous income, totaled $5.3 million for third quarter 2002 compared to $4.3 million for the same period in 2001. Guarantee fee income, the largest component of other income, was $4.9 million for third quarter 2002, compared to $4.2 million for third quarter 2001. The relative increase in guarantee fee income reflects an increase in the average balance of outstanding guarantees and LTSPCs. Excluding the effects of the adoption of SFAS 140 that reclassified $0.6 million of guarantee fee income as interest income, guarantee fees for third quarter 2002 would have been $5.5 million. The difference or "spread" between the cost of Farmer Mac's debt funding for loans and Post-1996 Act Farmer Mac I Guaranteed Securities held on its books and the yield on those assets is composed of one component that compensates for credit risk, which would continue to be received by Farmer Mac as a guarantee fee if the assets were sold, and another component that compensates for interest rate risk, which would not typically continue to be received by Farmer Mac (except to the extent attributable to any retained interest-only strip) if the asset were sold. Miscellaneous income was $0.5 million for third quarter 2002, compared to $0.1 million for third quarter 2001.

     Expenses. During third quarter 2002, operating expenses totaled $3.9 million, compared to $2.5 million for third quarter 2001. The increase in operating expenses in third quarter 2002 primarily reflects higher legal, consulting and regulatory fees. In addition to the estimated additional regulatory costs incurred during third quarter 2002, the Farm Credit Administration ("FCA"), the federal agency with direct regulatory authority over Farmer Mac, has advised Farmer Mac that its regulatory assessment for October 1, 2002 through September 30, 2003 will be an estimated $1.4 million, an increase from the estimated $0.7 million for October 1, 2001 through September 30, 2002. Farmer Mac expects that legal and consulting fees will continue at the current increased level of approximately $300,000 to $400,000 per quarter above the prior level until the effects of certain inaccurate and misleading publicity about Farmer Mac have dissipated, which we believe will not occur until sometime after the General Accounting Office ("GAO") completes and releases its report of its analysis of Farmer Mac (see "Other Matters" below for further information on the GAO's analysis of Farmer Mac). At this time, we are not certain when the GAO will complete or release its report. Farmer Mac expects that, when such effects have dissipated, legal and consulting fees will continue at a level of approximately $100,000 to $150,000 per quarter above the prior level to assure compliance with the new statutory and regulatory requirements relating to corporate governance.

     Farmer Mac's provision for losses was $2.0 million for third quarter 2002 and $6.1 million for the nine months ending September 30, 2002, compared to $2.0 million and $4.7 million for the same periods in 2001. (See "- Risk Management, - Credit Risk" for additional information.) As of September 30, 2002, Farmer Mac's total allowance for losses totaled $19.1 million, or 0.42 percent of outstanding loans held or loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCS, compared to $15.9 million (0.45 percent) as of December 31, 2001 and $14.7 million (0.44 percent) as of September 30, 2001.

     The provision for income taxes totaled $2.3 million for third quarter 2002 compared to $2.5 million for the same period in 2001. Farmer Mac's effective tax rate for third quarter 2002 was 29.5 percent, compared to 33.3 percent for third quarter 2001. The reduction in the effective tax rate reflects the effects of certain tax-advantaged investment securities.

     Extraordinary Gain. During second quarter 2002, Farmer Mac recognized a net after-tax extraordinary gain of $0.6 million resulting from the repurchase of $18.9 million of outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an interest rate of 5.4 percent. During first quarter 2002, Farmer Mac recognized a net after-tax extraordinary gain of $1.6 million resulting from the repurchase of $43.8 million of outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an interest rate of 5.4 percent. These debt securities were replaced with new fixed-rate funding to the same maturity dates at more attractive interest rates, which preserves Farmer Mac's asset-liability match and reduces future interest expense.

     Effects of SFAS 133. SFAS 133 requires the change in the fair values of certain financial derivatives to be reflected in the Corporation's net income or other comprehensive income. Management believes that reporting results excluding the cumulative effects of the change in accounting principles recognized on January 1, 2001 under SFAS 133, and its ongoing effects during the reporting periods, provides meaningful operating measures of Farmer Mac's financial performance. Such information is presented to supplement, not replace, net income, net income available to common stockholders, revenues, cash from operations or any other operating or liquidity performance measures prescribed by accounting principles generally accepted in the United States.

     For third quarter 2002, the net effects of SFAS 133 on net income available to common stockholders was a reduction of approximately $0.9 million, or $0.07 per diluted common share, compared to $0.1 million, or $0.01 per diluted share, for third quarter 2001. The following table presents the effects of SFAS 133 on net income available to common stockholders and earnings per diluted common share.

                               Reconciliation of the effects of SFAS 133

                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                          2002                2001                  2002               2001
                                                   ------------------- -------------------   ----------------  ----------------
                                                                      (in thousands, except per share amounts)
 Net income available to common stockholders
 excluding extraordinary items                         $ 5,030             $ 4,928              $ 16,315           $ 10,799

 Less the effects of SFAS 133:
     Cumulative effect of change
        in accounting principles, net of tax                 -                   -                     -               (726)
     Gains (Losses) on financial derivatives
        and trading assets, net of tax                    (943)               (190)                 (947)            (1,043)
     Benefit from non-amortization of
        premium payments, net of tax                        92                 101                   294                303

 Net income available to common stockholders
 excluding extraordinary items
  and the effects of SFAS 133                      ------------------- -------------------   ----------------  ----------------
                                                       $ 5,881             $ 5,017              $ 16,968           $ 12,265
                                                   ------------------- -------------------   ----------------  ----------------
 Earnings per diluted common share
 excluding extraordinary items                          $ 0.42              $ 0.41                $ 1.35             $ 0.91

 Less:
     Net effects of SFAS 133                             (0.07)              (0.01)                (0.06)             (0.10)

 Earnings per diluted common share
 excluding extraordinary items
 and the effects of SFAS 133                       ------------------- -------------------   ----------------  ----------------
                                                        $ 0.49              $ 0.42                $ 1.41             $ 1.01
                                                   ------------------- -------------------   ----------------  ----------------


     Business Volume. Farmer Mac purchases eligible loans or USDA guaranteed portions of loans, securitizes those loans and guarantees timely payments of principal and interest on securities backed by those loans. Farmer Mac may retain those securities in its portfolio or sell them to third parties through the capital markets. Farmer Mac also enters into LTSPCs for eligible loans and exchanges of Farmer Mac Guaranteed Securities for eligible loans or USDA guaranteed portions of loans ("swaps").

     o Farmer Mac's purchases of eligible loans and guarantees of securities backed by those loans are part of the Farmer Mac I program (whether the securities are retained by Farmer Mac or sold);

     o Farmer Mac's purchases of USDA guaranteed portions of loans and guarantees of securities backed by those guaranteed portions are part of the Farmer Mac II program (whether the securities are retained by Farmer Mac or sold);

     o Farmer Mac's commitments through LTSPCs, which may include either newly originated or seasoned eligible loans, are part of the Farmer Mac I program; and

     o Farmer Mac enters into swaps under both the Farmer Mac I program and the Farmer Mac II program, with swaps involving USDA guaranteed portions of loans included in the Farmer Mac II program and swaps involving all other eligible loans included in the Farmer Mac I program.

     The following table sets forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities during the periods indicated.

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                       September 30,
                                             -----------------------------      ------------------------------
                                                 2002            2001                2002            2001
                                             --------------  -------------      --------------   --------------
                                                                      (in thousands)
 Loan purchase and guarantee activity:
    Farmer Mac I
      Loans                                    $ 58,475       $ 69,561            $ 685,040        $ 203,600
      LTSPCs                                    140,157        246,472              759,882          795,675
    Farmer Mac II Guaranteed Securities          37,374         42,396              134,297          147,115
                                             --------------  -------------      --------------   --------------
      Total purchases, guarantees
        and commitments                       $ 236,006      $ 358,429          $ 1,579,219      $ 1,146,390
                                             --------------  -------------      --------------   --------------

 Farmer Mac I Guaranteed Securities issuances:
    Retained                                        $ -            $ -                  $ -         $ 33,932
    Sold                                              -         15,117               29,342           65,930
                                             --------------  -------------      --------------   --------------
      Total                                         $ -       $ 15,117             $ 29,342         $ 99,862
                                             --------------  -------------      --------------   --------------



     The purchase price of newly originated and seasoned eligible loans and portfolios purchased by Farmer Mac through the cash window (none of which were delinquent at the time of purchase) is the fair value based on current market interest rates and Farmer Mac's target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for accepting credit risk on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and assumption of credit risk on commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans (all of which were at least 90 days delinquent at the time of purchase) out of those securities and pools. The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest. The purchase price for defaulted loans purchased under an LTSPC is the current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds received. The following table presents Farmer Mac's loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs.

                                                  Three Months Ended               Nine Months Ended
                                                      September 30,                  September 30,
                                              ----------------------------  -------------------------------
                                                  2002           2001           2002             2001
                                              --------------  ------------  --------------   --------------
                                                                     (in thousands)
 Farmer Mac I newly originated
 and current seasoned loan purchases            $ 58,475      $ 69,561       $ 685,040        $ 203,600

 Defaulted loans purchased underlying
 Farmer Mac I Guaranteed Securities
 and LTSPCs                                     $ 11,474       $ 8,347        $ 40,781          $ 8,535



     The  weighted-average  age of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2002 and the nine months ended September 30, 2002 was one month and 3.5 years, respectively. Of the combined total of Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2002, 72 percent had amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 14.7 years. Of the combined total of Farmer Mac I newly originated and current seasoned loans purchased during the nine months ended September 30, 2002, 76 percent had amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 10.7 years.

     The  weighted-average  age of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2001 and the nine months ended September 30, 2001 was one month and one month, respectively. Of the combined total of Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2001, 70 percent had amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 14 years. Of the combined total of Farmer Mac I newly originated and current seasoned loans purchased during the nine months ended September 30, 2001, 74 percent had amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 13.9 years.

     The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2002 and the nine months ended September 30, 2002 was 3.6 years and 4.0 years, respectively, compared to 4.4 years and
4.6 years, respectively, during the third quarter 2001 and the nine months ended September 30, 2001.

     See "Overview" above for a discussion regarding Farmer Mac I program activities, including loans purchased and held as loans and those underlying Farmer Mac I Guaranteed Securities or an LTSPC; and USDA guaranteed portions purchased and retained under the Farmer Mac II program.

     Indicators of future loan purchase and guarantee volume (but not of future LTSPC, swap or cash window portfolio purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans (other than under an LTSPC) and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a Seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the Seller to pay a fee to modify, extend or cancel the commitment. As of September 30, 2002, outstanding commitments to purchase Farmer Mac I loans totaled $12.0 million, compared to $19.0 million as of September 30, 2001. Of the total Farmer Mac I commitments outstanding as of September 30, 2002 and 2001, $9.7 million and $15.8 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $69.0 million as of September 30, 2002, compared to $137.1 million as of September 30, 2001. Not all of these loans are purchased, as some are denied for credit reasons or withdrawn by the Seller.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. As of September 30, 2002, Farmer Mac's outstanding program volume was $5.2 billion, which represented approximately 11% of management's estimate of a $46 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability objectives over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand. The drop in new business volume during the third quarter 2002 was a result of the normal seasonal slowdown in new agricultural mortgage loans, anticipated in the third quarter of each year, compounded by the dampening effect of inaccurate and misleading media coverage on business during the spring and summer months. For the fourth quarter, Farmer Mac's new business prospects appear to have looked past that media coverage and management is seeing a resumption of normal interest in its business.

     As of September 30, 2002, there were 213 approved loan Sellers in the Farmer Mac I program (an increase of 5 Sellers over the prior quarter), ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. To be considered for approval as a Farmer Mac I Seller, a financial institution must meet criteria established by Farmer Mac, including:

     o own a requisite amount of Farmer Mac Class A or Class B voting common stock according to a schedule prescribed for the size and type of institution;

     o have the ability and experience to make or purchase and sell agricultural mortgage loans of the type that will qualify for purchase by Farmer Mac and service such mortgage loans in accordance with the Farmer Mac requirements either through its own staff or through contractors and originators;

     o    maintain a minimum adjusted net worth of $1.0 million;

     o maintain a fidelity bond and errors and omissions insurance coverage (or acceptable substitute insurance coverage) in a prescribed amount according to the size of the institution; and

     o    enter into a Seller/Servicer agreement to comply with the terms of the
          Farmer  Mac  Seller/Servicer  Guide,  including   representations  and
          warranties regarding the origination of eligible loans.

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a Seller in the Farmer Mac II program. As of September 30, 2002, there were 141 active Sellers in the Farmer Mac II program (an increase of 10 Sellers over the prior quarter), consisting mostly of community and regional banks.

Balance Sheet Review

     During the nine months ended September 30, 2002, total assets increased by $615.8 million, with increases in program assets (Farmer Mac Guaranteed Securities and loans) of $622.9 million (exclusive of real estate owned) attributable to a $489.3 million portfolio of loans purchased in April 2002 and other Farmer Mac I and Farmer Mac II purchases. For further information regarding on- and off-balance sheet program activities, see "Supplemental Information" below. Consistent with the increase in total assets during the period, total liabilities increased by $554.7 million from December 31, 2001 to September 30, 2002.

     During the nine months ended September 30, 2002, accumulated other comprehensive income increased $6.0 million, which is the net effect of a $36.3 million increase in unrealized gains on securities available for sale and a $30.3 million decrease in the fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital.

     Average return on common equity was 12.9 percent for third quarter 2002, compared to 16.4 percent for third quarter 2001. The effects of SFAS 133 and SFAS 115 reduced the average return on common equity by 3.4 percent for third quarter 2002 and by 1.3 percent for third quarter 2001.

     As of September 30, 2002, Farmer Mac's core capital totaled $181.1 million, compared to $126.0 million as of December 31, 2001. As of September 30, 2002, the actual core capital balance exceeded Farmer Mac's statutory minimum capital requirement of $129.7 million by $51.4 million.

     The FCA issued its final risk-based capital regulation for Farmer Mac on April 12, 2001 and the Corporation was required to meet the risk-based capital standards beginning on May 23, 2002. The risk-based capital stress test promulgated by the FCA ("RBC test") is intended to determine the amount of regulatory capital (core capital plus allowance for losses) Farmer Mac would need to maintain positive capital during a ten-year period in which:

     o annual losses occur at a rate of default and severity "reasonably related" to the rates of the highest sequential two-years in a limited U.S. geographic area; and

     o there is an initial interest rate shock at the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and remain at such level for the remainder of the period.

The RBC test then adds an additional 30 percent to the resulting capital requirement for management and operational risk.

     Farmer Mac was in compliance with the risk-based capital standards under the regulation as of September 30, 2002 and is confident that it will continue to be in compliance. As of September 30, 2002, the RBC test generated a regulatory capital requirement of $59.4 million. Farmer Mac's regulatory capital of $200.2 million exceeded that amount by approximately $140.8 million. The decrease in the risk-based capital requirement from June 30, 2002 ($80.1 million) to September 30, 2002 ($59.4 million) was a result of changes in interest rates and the seasoning of Farmer Mac's portfolio. The Corporation is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the RBC test.

Risk Management

     Interest Rate Risk. Farmer Mac is subject to interest rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to loans held and Farmer Mac Guaranteed Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches. Cash flow mismatches in a changing rate environment can reduce the value of earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt.

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this risk. Those provisions require borrowers to make an additional payment when they prepay their loans, and so also serve as a disincentive to prepayment. When reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. As of September 30, 2002, 60 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (91 percent of those with fixed rates) was covered by yield maintenance provisions and other prepayment penalties. As of September 30, 2002, 52 percent of the total outstanding balance of retained Farmer Mac I loans and Guaranteed Securities had yield maintenance provisions and 8 percent had another form of prepayment protection. Of the Farmer Mac I loans purchased in third quarter 2002 and the nine months ended September 30, 2002, 5 percent and 60 percent, respectively, had yield maintenance or another form of prepayment protection. None of the guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

     The goal of interest-rate-risk management at Farmer Mac is to create a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations and therefore interest rate sensitivities. To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities and purchases financial derivatives to alter the duration and interest rate sensitivities of its liabilities. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets.

     Farmer Mac's cash and cash equivalents mature within three months and are match-funded with discount notes having similar maturities. Investment securities consist predominately of floating rate securities that re-price within one year. These floating rate investments are funded using a series of Discount Note issuances. Each successive Discount Note issuance matures on the corresponding re-pricing date of the related investment.

     Farmer Mac is also subject to interest rate risk on loans, including loans that Farmer Mac has committed to acquire but has not yet purchased. When Farmer Mac commits to purchase a loan, it is exposed to interest rate risk between the time it commits to purchase the loan and the time it either: (a) sells Farmer Mac I Guaranteed Securities backed by the loan, or (b) issues debt to retain the loan in its portfolio (although issuing debt to fund the loan as an investment does not fully mitigate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above). Farmer Mac manages the interest rate risk related to such loans, and the Farmer Mac I Guaranteed Securities to be issued and guaranteed or debt to be issued to fund the loans as retained investments, through the use of forward sale contracts on the debt and mortgage-backed securities of other government-sponsored enterprises and futures contracts involving U.S. Treasury securities. Farmer Mac uses government-sponsored enterprise forward sale contracts to reduce Farmer Mac's interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac I Guaranteed Securities.

     Farmer Mac regularly assesses its interest rate sensitivity and rebalances its portfolio of assets and liabilities as necessary through:

     o    the purchase of mortgage assets in the ordinary course of business;

     o    the refunding of existing liabilities; or

     o the use of derivatives to alter the characteristics of existing assets or liabilities.

     The most comprehensive measure of Farmer Mac's interest rate risk is the sensitivity of its Market Value of Equity ("MVE") to parallel yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives discounted at current interest rates. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of September 30, 2002 and December 31, 2001 to an immediate and instantaneous parallel shift in the yield curve.

                   Percentage Change in MVE from Base Case
                   ---------------------------------------
     Interest Rate      September 30,       December 31,
       Scenario             2002               2001
    ---------------   ----------------    ----------------

       + 300 bp            21.3%              -1.3%
       + 200 bp            14.8%              -0.1%
       + 100 bp             7.9%               0.6%
       - 100 bp            -7.5%              -2.4%
       - 200 bp             N/A*              -6.4%
       - 300 bp             N/A*             -16.2%
*   As  of  September  30, 2002, a -200  bp  parallel
    shift of the U.S. Treasury  yield  curve produced
    negative interest rates for maturities of 2 years
    and shorter.


     Net Interest Income ("NII") sensitivity, a shorter-term measure of interest rate risk, demonstrates a similar lack of exposure to interest rate movements. As of September 30, 2002, a uniform or "parallel" increase of 100 basis points would increase NII by 5.5 percent, while a parallel decrease of 100 basis points would decrease NII by 3.9 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. Both MVE and NII continue to be less sensitive to non-parallel shocks than to the parallel shocks. Finally, Farmer Mac's duration gap, another measure of interest rate risk, was minus 4.4 months as of September 30, 2002. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and the duration gap, demonstrate the effectiveness of the Corporation's approach to managing its interest rate risk exposures.

     During the first three quarters of 2002, interest rates have fallen to historic lows and interest rate volatilities have increased dramatically. For example, the five-year Treasury yield declined from 4.3% on December 31, 2001 to 2.6% on September 30, 2002. It is expected that Farmer Mac's interest-rate-risk profile would also shift in such an interest rate environment. As interest rates have declined dramatically and expected prepayments increased, the duration of Farmer Mac's assets that do not have prepayment protection has shortened somewhat faster than that of its liabilities. Therefore, this rapid decrease in interest rates has widened the duration gap of Farmer Mac's assets and liabilities somewhat and has given both MVE and NII positive sensitivity to increasing interest rates and negative sensitivity to continued decreases in interest rates. While Farmer Mac's interest rate sensitivity increased during the third quarter, it remained relatively stable and at relatively low levels, despite the volatile interest rate environment.

     The economic effects of financial derivatives, including interest rate swaps, are included in the MVE, NII and duration gap analyses. Farmer Mac generally enters into interest rate swap contracts in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties; and also enters into interest rate swap contracts in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties. These swaps are used to reduce interest rate risk as follows:

     o "floating-to-fixed interest rate swaps" adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of longer-term reset and fixed-rate mortgage and other assets; and

     o "fixed-to-floating interest rate swaps" adjust the characteristics of its long-term debt to match more closely the cash flow and duration of its short-term assets.


These swaps also provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market. As of September 30, 2002, Farmer Mac had $741.5 million combined notional amount of interest rate swaps, of which $656.5 million were floating-to-fixed interest rate swaps and $85.0 million were fixed-to-floating interest rate swaps, with terms ranging from 2 to 15 years.

     Farmer Mac uses derivative instruments as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported in income or expense. All of Farmer Mac's derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of September 30, 2002, Farmer Mac had no uncollateralized net exposure to any counterparty.

     Credit Risk. Farmer Mac I credit underwriting standards require that the loan-to-value ratio for any loan (other than a part-time farm loan or a loan on an agricultural facility with a related integrator contract) not exceed 70 percent. In the case of newly originated loans that are not part-time farm loans, the underwriting standards require, among other things, that borrowers also meet the following standard credit ratios: (1) a pro forma (after closing the new loan) debt-to-asset ratio of 50 percent or less; (2) a pro forma cash flow debt service coverage ratio on the mortgaged property of not less than 1:1;
(3) a pro forma total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1; and (4) a pro forma ratio of current assets to current liabilities of not less than 1:1.

     Farmer Mac's underwriting standards provide for, on a loan-by-loan basis, acceptance of loans that do not conform to one or more of the standard underwriting ratios -- other than loan-to-value -- when: (1) those loans exceed one or more of the underwriting standards to a degree that compensates for noncompliance with one or more other standards ("compensating strengths"); and
(2) those loans are made to producers of particular agricultural commodities in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers. Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that loans be of consistently high quality. As of September 30, 2002, a total of $1.4 billion (31 percent) of the outstanding balance of loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were approved based upon compensating strengths ($40.1 million of which had original loan to value ratios of greater than 70 percent). During third quarter 2002, $48.7 million (25 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($515 thousand of which had original loan to value ratios of greater than 70 percent). Loans approved on the basis of compensating strengths show a lower rate of default than that of loans that conformed to all of the standard credit ratios.

     In the case of a seasoned loan (a loan that has been outstanding for five or more years), Farmer Mac considers sustained performance to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms. A seasoned loan generally will be deemed an eligible loan if it has been outstanding for at least five years and has a loan-to-value ratio (based on an updated estimate of value) of 60 percent or less, and there have been no payments more than 30 days past due during the previous three years and no material restructurings or modifications for credit reasons during the previous five years. Loans that have been outstanding for fewer than five years must comply with the underwriting standards for newly originated loans when the loan was originated. The due diligence Farmer Mac performs prior to purchase, guarantee or commitment of such loans depends upon the size, age and collateral for the loans:

     o Loans originated more than five years before the purchase, guarantee or commitment are reviewed based on the payment record on the loan, the commodity produced on the underlying property and the original appraised value.

     o Loans originated within one year are subject to the same collateral underwriting criteria as newly-originated loans purchased through the cash window.

Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac's commodity and geographic diversification disclosures reflect all loans under LTSPCs and any such loans that have been purchased out of LTSPC pools.

     Farmer Mac maintains an allowance for losses (previously referred to as reserve for losses) to cover estimated probable losses on loans held for investment, real estate owned and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS No. 5, Accounting for Contingencies, ("SFAS 5") and SFAS No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is the same, i.e., the credit risk of underlying agricultural mortgage loans that all meet the same credit underwriting and appraisal standards. For accepting the credit risk on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively. For loans held, Farmer Mac receives interest income that includes a component that correlates to its guarantee fee, which Farmer Mac views as compensation for accepting credit risk.

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Guaranteed Portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA and are obligations backed by the full faith and credit of the United States. Farmer Mac has experienced no losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

     The allowance for losses is presented in three components on the consolidated balance sheet: o an "Allowance for loan losses" on loans held for investment; o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned, net of valuation allowance"; and o an allowance for losses on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under "Reserve for losses."

During the quarter ended September 30, 2002, Farmer Mac reclassified certain components of its allowance for losses to further clarify its presentation. See
Note 1(c) and (g) to the condensed consolidated financial statements for additional information.

     Farmer Mac's allowance for losses consists of both general and specific reserves. Farmer Mac's general reserves represent management's best estimate of probable losses inherent in Farmer Mac's portfolio of performing loans, including loans held for investment and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, at the balance sheet date in accordance with SFAS 5. In estimating probable losses to determine the level of general reserves, management considers factors, such as economic conditions, geographic and agricultural commodity concentrations, the credit profile of the portfolio, delinquency trends and historical charge-off and recovery activity, and evaluates the results of its proprietary Loan Pool Simulation and Guarantee Model. That econometric risk-simulation model runs various configurations of loan types, terms, economic conditions, and borrower eligibility criteria to generate a distribution of possible loss exposures over time for Farmer Mac's portfolio. The model uses historical agricultural real estate industry loan origination and servicing data that reflect varied general economic conditions and stress levels in the agricultural sector. The model contains features that allow variation for changes in loan portfolio characteristics specific to Farmer Mac's portfolio and credit underwriting standards. The model considers the effects of the ageing of the loan portfolio along the expected loss curves associated with individual cohort origination years, including the segments that are entering into or coming out of their peak default years. Farmer Mac analyzes various runs of the model to evaluate its allowance for losses and back tests results to validate the model by using prior period data to project losses expected in a current period, and comparing those projections to actual losses incurred during the current period.

     Farmer Mac's specific reserves represent management's best estimate of the impairment inherent in its portfolio of non-performing loans as of the balance sheet date in accordance with SFAS 114. The portfolio of non-performing loans consists of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned. Farmer Mac measures impairment based on the fair value of the underlying collateral for each non-performing loan. Farmer Mac conducts regular loan-by-loan analyses of its non-performing loans to assess the value of the collateral supporting each individual loan relative to the total amount due, including principal, interest and advances. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total amount due, Farmer Mac specifically allocates reserves to the loan for the difference between the recorded investment and its fair value, less management's estimate of the costs to liquidate the collateral.

     The allowance for losses is increased through periodic provisions for losses charged to expense and reduced by charge-offs for actual loan losses, net of recoveries that are recognized if liquidation proceeds exceed previous estimates. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation. Additionally, specific reserves for losses on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities or LTSPCs are reclassified to the allowance for loan losses when loans for which specific reserves have been allocated are reported as loans on the balance sheet after purchase (a) out of Farmer Mac I Guaranteed Securities or (b) in fulfillment of the commitment under an LTSPC. The following schedules summarize the changes in the components of the allowance for losses for the three-month and nine-month periods ended September 30, 2002 and 2001:

                                           Three Months Ended                                     Three Months Ended
                                           September 30, 2002                                     September 30, 2001
                        ------------------------------------------------------ -----------------------------------------------------
                          Allowance       REO                       Total        Allowance       REO                      Total
                          for Loan     Valuation      Reserve     Allowance      for Loan     Valuation     Reserve     Allowance
                           Losses      Allowance     for Losses  for Losses       Losses      Allowance    for Losses   for Losses
                        --------------------------- -------------------------- ------------- ------------ ------------ -------------
                                          (in thousands)                                         (in thousands)
 Beginning balance        $ 4,672           $ -      $ 13,655     $ 18,327        $ 288          $ -        $ 12,892     $ 13,180
 Provision for losses           -             -         2,037        2,037            -            -           1,962        1,962
 Net allocation of
  allowance                   708         1,297        (2,005)           -           39         (141)            102            -
 Net charge-offs           (1,152)         (161)           85       (1,228)         211          141            (750)        (398)
                        --------------------------- -------------------------- ------------- ------------ ------------ -------------

 Ending balance           $ 4,228       $ 1,136      $ 13,772     $ 19,136        $ 538          $ -        $ 14,206     $ 14,744
                        --------------------------- -------------------------- ------------- ------------ ------------ -------------


                                           Nine Months Ended                                     Nine Months Ended
                                           September 30, 2002                                     September 30, 2001
                        ------------------------------------------------------ -----------------------------------------------------
                          Allowance       REO                       Total        Allowance        REO                      Total
                          for Loan     Valuation      Reserve     Allowance      for Loan     Valuation     Reserve     Allowance
                           Losses      Allowance     for Losses  for Losses       Losses      Allowance    for Losses   for Losses
                        --------------------------- -------------------------- ------------- ------------ ------------ -------------
                                          (in thousands)                                         (in thousands)
 Beginning balance        $ 1,352           $ -      $ 14,532     $ 15,884        $ 420          $ -        $ 10,903     $ 11,323
 Provision for losses           -             -         6,075        6,075            -            -           4,739        4,739
 Net allocation of
  allowance                 5,344         1,307        (6,651)           -         (219)         (57)            276            -
 Net charge-offs           (2,468)         (171)         (184)      (2,823)         337           57          (1,712)      (1,318)
                        --------------------------- -------------------------- ------------- ------------ ------------ -------------

 Ending balance           $ 4,228       $ 1,136      $ 13,772     $ 19,136        $ 538          $ -        $ 14,206     $ 14,744
                        --------------------------- -------------------------- ------------- ------------ ------------ -------------




     Farmer Mac's provision for losses was $2.0 million for third quarter 2002, compared to $2.0 million for third quarter 2001. During third quarter 2002, Farmer Mac charged off $1.5 million in losses against the allowance for losses and recovered $0.3 million from previously charged off losses, for net charge-offs of $1.2 million. Net charge-offs for the nine months ended September 30, 2002 were $2.8 million. The net charge-offs for third quarter and year-to-date 2002 included $0.4 million and $0.6 million related to previously accrued or advanced interest on Farmer Mac I Guaranteed Securities, compared to $0.2 million and $0.4 million for the same periods in 2001.

     As of September 30, 2002, Farmer Mac's allowance for losses totaled $19.1 million, or 42 basis points of the outstanding loans held held for investment and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $15.9 million (46 basis points) as of December 31, 2001 and $14.7 million (44 basis points) as of September 30, 2001.

      As of September 30, 2002, loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned ("Post-1996 Act delinquencies") totaled $91.3 million and represented 2.03 percent of the principal balance of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $65.2 million (1.45 percent) as of June 30, 2002, $58.3 million (1.70 percent) as of December 31, 2001, and $71.3 million (2.16 percent) as of September 30, 2001. Loans that have been restructured were insignificant and are included within the reported delinquency disclosures. From quarter to quarter, Farmer Mac anticipates fluctuations in the delinquencies, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year due to the semi-annual payment characteristics of most Farmer Mac I loans.

                     Post-1996 Act Delinquencies
------------------------------------------------------------------------------

                           ------------------ ------------------ -------------
As of:                                        Outstanding Loans,
                                               Guarantees and
                              Delinquencies      Commitments       Percentage
                           ------------------ ------------------ --------------
                                           (dollars in thousands)
   September 30, 2002         $ 91,286         $ 4,506,330           2.03%
   June 30, 2002                65,196           4,489,735           1.45%
   March 31, 2002               87,097           3,754,171           2.32%
   December 31, 2001            58,279           3,428,176           1.70%
   September 30, 2001           71,686           3,318,796           2.16%
   June 30, 2001                53,139           3,089,460           1.72%
   March 31, 2001               67,134           2,562,374           2.62%



     As expected, the increasing proportions of Farmer Mac's portfolio of loans, guarantees and commitments entering their peak delinquency and default years (years three through five after origination) caused the dollars of delinquent loans and period-over-period charge-offs to increase year-over-year. As of September 30, 2002, approximately $1.8 billion (39 percent) of Farmer Mac's outstanding loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years compared to $1.1 billion (32 percent) of such loans as of September 30, 2001. Farmer Mac's Loan Pool Simulation and Guarantee Model takes that portfolio distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the model's projection for the quarterly provision for losses compared to prior quarters.

     Farmer Mac charges off losses against the allowance for losses when management believes a loss has occurred, but no later than the time at which the Corporation takes possession of the property. As of September 30, 2002, Farmer Mac's loan-by-loan analysis of its $91.3 million of delinquent loans and their updated appraisals or management's estimates of discounted values indicated that $12.1 million had insufficient collateral to cover the loan balance, accrued interest and expenses. Farmer Mac has specifically allocated $2.2 million of allowances to those under-collateralized loans. Farmer Mac's loan-by-loan analyses indicated that the remaining $79.2 million of delinquent loans were adequately collateralized, based on updated appraisals or management's estimates of discounted collateral values, and that the allocation of specific allowances to those loans was not necessary. As of September 30, 2002, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $16.9 million, bringing the total allowance for losses to $19.1 million. The following table summarizes the Corporation's delinquencies and allowance for losses:

               Farmer Mac Post-1996 Act Delinquencies and Allowance for Losses
---------------------------------------------------------------------------------------------------------------

                                           As of September 30, 2002              As of December 31, 2001
                                      ------------------------------------  -----------------------------------
                                                                     (in thousands)
                                                              Specific                             Specific
                                                             Allowance                             Allowance
                                        Delinquencies        for Losses       Delinquencies       for Losses
                                      -------------------  ---------------  -------------------  -------------
 Loans 90 days or more past due          $ 49,310              $ 180           $ 24,701              $ 482
 Loans in foreclosure                      10,014                326             16,701              1,940
 Loans in bankruptcy *                     26,144                587             12,505              1,028
 Real Estate Owned                          5,818              1,136              2,457                  -
                                      -------------------  ---------------  -------------------  --------------
                                         $ 91,286            $ 2,229           $ 58,279            $ 3,450
                                      -------------------  ---------------  -------------------  --------------


                                                              Allowance                            Allowance
                                                             for Losses                           for Losses
                                                           ---------------                       --------------
 Specific allowance for losses                                $ 2,229                              $ 3,450
 General allowance for losses                                  16,907                               12,434
                                                           ---------------                       --------------
 Total allowance for losses                                  $ 19,136                             $ 15,884
                                                           ---------------                       --------------

* Includes loans that are performing under either their original loan terms or a court-approved bankruptcy plan.


     Based on Farmer Mac's loan-by-loan analyses, loan collection experience and continuing provisions for the allowance for losses, Farmer Mac believes that ongoing losses will be covered adequately by the allowance for losses.

     As of September 30, 2002, the weighted-average original loan-to-value ratio for all Post-1996 Act loans was 49 percent, and the weighted-average original loan-to-value ratio for all Post-1996 Act delinquent loans was 56 percent. Original loan-to-value ratios are one of many factors Farmer Mac considers in evaluating loss severity. Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts and regional economic and agricultural conditions. The following table summarizes the Post-1996 Act delinquencies by original loan-to-value ratio (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment):

                As of September 30, 2002
------------------------------------------------------------
                  (dollars in thousands)
------------------------------------------------------------

                            Post - 1996 Act
   Original LTV Ratio        Delinquencies     Percentage
--------------------------  ---------------- ---------------
      0.00% to 40.00%           $ 8,485            9%
     40.01% to 50.00%            16,161           18%
     50.01% to 60.00%            27,853           31%
     60.01% to 70.00%            36,890           40%
     70.01% to 80.00%             1,790            2%
     80.01% +                       107            0%
                            ---------------- ---------------
                    Total      $ 91,286          100%
                            ---------------- ---------------


     The following table presents outstanding loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, Post-1996 Act delinquencies and specific allowances for losses as of September 30, 2002 by year of origination, geographic region and commodity.


             Farmer Mac Post-1996 Act Delinquencies and Specific Allowance for Losses
-------------------------------------------------------------------------------------------------------
                           Distribution of
                             Outstanding       Outstanding
                               Loans,             Loans,      Post-1996 Act                 Specific
                             Guarantees         Guarantees    Delinquencies   Delinquency   Allowance
                             and LTSPCs         and LTSPCs         (1)            Rate      for Losses
                           ----------------    ------------- --------------- ------------- ------------
                                                         (dollars in thousands)
By year of origination:
  Before 1994                  16%              $ 699,653        $ 3,871        0.55%            $ -
  1994                          4%                168,906            532        0.31%              -
  1995                          3%                152,651          1,704        1.12%              -
  1996                          8%                359,691         15,527        4.32%            298
  1997                          9%                387,700         20,366        5.25%              -
  1998                         15%                686,476         18,821        2.74%            705
  1999                         17%                743,989         13,426        1.80%          1,145
  2000                          9%                422,464          9,853        2.33%             81
  2001                         13%                582,509          7,186        1.23%              -
  2002                          7%                302,291              -        0.00%              -
                         -----------------   ---------------  --------------  ------------  ------------
Total                         100%            $ 4,506,330       $ 91,286        2.03%        $ 2,229
                         -----------------   ---------------  --------------  ------------  ------------

By geographic region (2):

  Northwest                    26%            $ 1,178,187       $ 47,981        4.07%        $ 1,710
  Southwest                    46%              2,055,716         25,493        1.24%            436
  Mid-North                    11%                517,251          5,923        1.15%              -
  Mid-South                     5%                207,505          7,174        3.46%             34
  Northeast                     5%                234,593          1,130        0.48%              9
  Southeast                     7%                313,078          3,585        1.15%             40
                         -----------------   ---------------  --------------  ------------  ------------
Total                         100%            $ 4,506,330       $ 91,286        2.03%        $ 2,229
                         -----------------   ---------------  --------------  ------------  ------------
By commodity:

  Crops                        45%            $ 2,022,606       $ 39,182         1.94%         $ 190
  Permanent plantings          29%              1,301,013         34,513         2.65%         1,918
  Livestock                    20%                924,104         15,822         1.71%             8
  Part-time farm                5%                218,069          1,769         0.81%           113
  Other                         1%                 40,538              -         0.00%             -
                         -----------------   ---------------  --------------  ------------  ------------
Total                         100%            $ 4,506,330       $ 91,286         2.03%       $ 2,229
                         -----------------   ---------------  --------------  ------------  ------------

(1) Includes loans 90 days or more past due, in foreclosure, restructured, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan), and real estate owned.

(2) Geographic regions - Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).


     The following table presents Farmer Mac's current delinquencies, cumulative charge-offs and current specific allowances relative to the cumulative original purchased, guaranteed or committed principal balance of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. This information is presented by cohort year (origination date of the loan), geographic region and commodity. The purpose of this information is to present Farmer Mac's delinquencies and cumulative charge-offs relative to the Corporation's original purchases, guarantees and commitments--which include both newly originated and seasoned loans--and to present information regarding loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that have generated losses or are collateral deficient relative to original guarantees and commitments.


             Farmer Mac Post-1996 Act Charge-offs and Specific Allowance for Losses
             Relative to all Cumulative Original Loans, Guarantees and Commitments
----------------------------------------------------------------------------------------------------------------------
                                                Cumulative
                                                 Original                                      Combined
                               Cumulative         Loans,                        Current       Charge-off
                                   Net          Guarantees      Charge-off      Specific     and Specific
                               Charge-offs      and LTSPCs         Rate        Allowances   Allowance Rate
                          -----------------   ---------------  --------------  ------------  --------------
                                                          (dollars in thousands)
By year of origination:
  Before 1994                    $ -          $ 1,699,287         0.00%               $ -          0.00%
  1994                             -              298,811         0.00%                 -          0.00%
  1995                           200              257,882         0.08%                 -          0.08%
  1996                           800              535,674         0.15%               298          0.20%
  1997                         2,355              563,601         0.42%                 -          0.42%
  1998                         2,078              905,748         0.23%               705          0.31%
  1999                             -              923,902         0.00%             1,145          0.12%
  2000                           200              529,316         0.04%                81          0.05%
  2001                             -              644,124         0.00%                 -          0.00%
  2002                             -              312,976         0.00%                 -          0.00%
                         -----------------   ---------------  --------------   ------------   -------------
Total                        $ 5,633          $ 6,671,321         0.08%           $ 2,229          0.12%
                         -----------------   ---------------  --------------   ------------   -------------
By geographic region (1):
  Northwest                   $ 2,968         $ 1,877,471         0.16%           $ 1,710          0.25%
  Southwest                     2,665           2,866,216         0.09%               436          0.11%
  Mid-North                         -             743,730         0.00%                 -          0.00%
  Mid-South                         -             285,689         0.00%                34          0.01%
  Northeast                         -             370,862         0.00%                 9          0.00%
  Southeast                         -             527,353         0.00%                40          0.01%
                         -----------------   ---------------  --------------   ------------    ------------
Total                         $ 5,633         $ 6,671,321         0.08%           $ 2,229          0.12%
                         -----------------   ---------------  --------------   ------------    ------------
By commodity:
  Crops                       $ 1,296         $ 2,956,634         0.04%             $ 190          0.05%
  Permanent plantings           3,690           1,860,209         0.20%             1,918          0.30%
  Livestock                       647           1,452,039         0.04%                 8          0.05%
  Part-time farm                    -             307,957         0.00%               113          0.04%
  Other                             -              94,492         0.00%                 -          0.00%
                         -----------------   ---------------  --------------   ------------    ------------
Total                         $ 5,633         $ 6,671,331         0.08%           $ 2,229          0.12%
                         -----------------   ---------------  --------------   ------------    ------------

(1) Geographic regions - Northwest (ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

     An analysis of Farmer Mac's actual losses and identified specific collateral deficiencies within the portfolio (by origination year) indicates that Farmer Mac has experienced peak loss years as loans have aged between their third and fifth years subsequent to origination, regardless of the year the loans were added to the Farmer Mac's portfolio. As a consequence of the combination of principal amortization and collateral value appreciation, there are few loans in the portfolio originated prior to 1997 with known collateral deficiencies. While Farmer Mac expects that loans which have aged past their fifth year may become delinquent and possibly default, Farmer Mac does not anticipate significant losses as a consequence of collateral shortfalls on any such loans.

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

     Farmer Mac's methodologies for pricing its guarantee fee, managing credit risks and providing adequate allowances for losses consider all of the foregoing factors and information.

Liquidity and Capital Resources

     Farmer Mac has sufficient liquidity and capital resources to support its operations for the next twelve months.

     Debt Issuances. Farmer Mac funds its program operations primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac's debt obligations consist of discount notes and medium-term notes issued to obtain funds principally to cover the costs of purchasing and holding loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues discount notes and medium-term notes to obtain funds for investments, transaction costs and guarantee payments. The Corporation's discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by any rating agency and the interest and principal thereon are not guaranteed by and do not constitute debts or obligations of the Farm Credit Administration or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income on Farmer Mac's discount notes and medium-term notes has no tax exemption under federal law from federal, state or local taxation.

     Effective June 6, 2002, Farmer Mac's Board of Directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.7 billion was outstanding as of September 30, 2002), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its Board of Directors.

     Liquidity. The funding and liquidity needs of Farmer Mac's business programs are driven by the purchase and retention of eligible loans and Farmer Mac Guaranteed Securities, the maturities of Farmer Mac's discount notes and medium-term notes and payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac's primary sources of funds to meet these needs are issuances of new discount notes and medium-term notes, principal and interest payments and ongoing guarantee and commitment fees received on Farmer Mac Guaranteed Securities and LTSPCs and the Corporation's net operating cash flows.

     Farmer Mac projects its expected cash flows from loans and securities, other earnings and the sale of assets and matches those with its obligations to retire debt and pay other liabilities as they come due. Farmer Mac issues discount notes and medium-term notes to meet the needs associated with its business operations, including liquidity, and also to increase its presence in the capital markets in order to enhance the liquidity and pricing efficiency of its discount notes and medium-term notes and Farmer Mac Guaranteed Securities transactions and so improve the mortgage rates available to farmers, ranchers and rural homeowners. Though Farmer Mac's mortgage purchases do not currently necessitate daily debt issuance, Farmer Mac continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac's liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets during third quarter 2002. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities ranging from one day to approximately 90 days and invests the proceeds not needed for program asset purchases in highly rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. Subject to dollar limitations, the current Board guidelines authorize Farmer Mac to invest in U.S. Treasury, agency and instrumentality obligations and other highly-rated money market and medium-term securities, including:

     o    money market funds;

     o    repurchase agreements;

     o    commercial paper;

     o    certificates of deposit;

     o    federal funds and bankers acceptances;

     o    guaranteed investment contracts;

     o    medium-term debt obligations of corporate and municipal issuers; and

     o    asset-backed securities.

As of  September  30,  2002,  Farmer  Mac  was in  compliance  with  the  dollar
limitations   and  investment   authorizations   set  forth  in  its  investment
guidelines.

     As a result of Farmer Mac's regular issuance of discount notes and medium-term notes and its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to access the capital markets at favorable rates. Throughout the recent period of inaccurate and misleading publicity about the Corporation, Farmer Mac has maintained regular daily access to the discount note market at rates comparable to the issuance and trading levels of other government-sponsored enterprise discount notes. Farmer Mac's continued ability to access the discount note market at such favorable rates could be affected by continued inaccurate and misleading publicity about Farmer Mac or unusual trading in its securities. Farmer Mac believes such factors caused spread levels in secondary market trading of its outstanding medium-term notes to widen during second quarter 2002. Although those trading spreads appeared to improve and Farmer Mac returned to issuing MTNs on a limited basis during third quarter 2002 and achieved favorable issuance spreads, the foregoing factors could affect future medium-term note issuance spreads adversely and cause Farmer Mac to continue to emphasize floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market provides favorable fixed rates, swap transactions expose Farmer Mac to basis risk. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets. Farmer Mac compensates for this risk by pricing the required net yield on program asset purchases to reflect the higher cost of medium-term notes issuance versus the savings achieved in the interest rate swap market.

     Farmer Mac maintains an investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities that reprice within one year, which can be drawn upon for liquidity needs. As of September 30, 2002, Farmer Mac's cash and cash equivalents and investment securities totaled $493.2 million and $942.8 million, respectively, a combined 36 percent of total assets. For third quarter 2002, exclusive of daily overnight discount note issuances that were invested overnight, the average discount note issuance term and re-funding frequency was approximately 69 days.

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

     Farmer Mac is confident that the GAO's analysis will confirm its integrity and financial stability, as presented in its public financial disclosures. Farmer Mac expects the GAO report will show that it is appropriately and effectively fulfilling its mission to increase the availability of borrower credit at stable rates, lender liquidity and capital markets funding in the agricultural sector of the U.S. economy for the benefit of farmers, ranchers and rural homeowners, lenders participating in Farmer Mac programs and the investing public.

     The GAO report was requested by the Committee specifically to address Farmer Mac's financial stability; corporate governance; compensation policies; investment practices; the non-voting status of Farmer Mac's Class C Common Stock; and the fulfillment of Farmer Mac's Congressionally-established mission.

     Farmer Mac looks forward to the GAO report as an opportunity to remove the confusion that has been cast over it, so that it may continue its Congressional mission in a safe and sound manner.

Supplemental Information

     The following tables present quarterly and annual information regarding loan purchases, guarantees and commitments and outstanding guarantees and commitments.

             Farmer Mac Purchases, Guarantees and Commitments
--------------------------------------------------------------------------------------------
                                        Farmer Mac I
                              -----------------------------
                                  Loans &
                                Guaranteed
                                Securities         LTSPC          Farmer Mac II      Total
                              ---------------  -------------   ------------------ ----------
                                                     (in thousands)
For the quarter ended:
   September 30, 2002            $ 58,475       $ 140,157          $ 37,374        $ 236,006
   June 30, 2002                  551,690         280,904            57,769          890,363
   March 31, 2002                  74,875         338,821            39,154          452,850
   December 31, 2001               62,953         237,292            51,056          351,301
   September 30, 2001              69,561         246,472            42,396          358,429
   June 30, 2001                   85,439         499,508            57,012          641,959
   March 31, 2001                  48,600          49,695            47,707          146,002

For the year ended:

   December 31, 2001              266,553       1,032,967           198,171        1,497,691
   December 31, 2000              442,246         373,202           193,505        1,008,953


              Outstanding Balance of Farmer Mac Loans and On- and Off-Balance Sheet Guarantees and Commitments (1)
---------------------------------------------------------------------------------------------------------------------------------
                                              Farmer Mac I
                              ----------------------------------------------
                                        Post-1996 Act
                              -------------------------------
                                  Loans &
                                 Guaranteed                                                                        Held in
                                Securities (2)     LTSPC       Pre-1996 Act    Farmer Mac II        Total        Portfolio (3)
                              ---------------- -------------- -------------- -----------------  -------------   --------------
                                                                      (in thousands)
 As of:
     September 30, 2002          $2,127,460     $2,407,469       $ 35,297        $ 630,452       $5,200,678       $2,433,768
     June 30, 2002                2,180,948      2,336,886         37,873          617,503        5,173,210        2,426,626
     March 31, 2002               1,655,485      2,126,485         41,414          592,836        4,416,220        1,899,484
     December 31, 2001            1,658,716      1,884,260         48,979          595,156        4,187,111        1,857,232
     September 30, 2001           1,605,160      1,731,861         58,813          608,944        4,004,778        1,804,391
     June 30, 2001                1,572,800      1,537,061         65,709          579,251        3,754,821        1,763,676
     March 31, 2001               1,466,443      1,083,528         72,646          549,003        3,171,620        1,648,896
     December 31, 2000            1,615,914        862,804         83,513          517,703        3,079,934        1,581,905
     September 30, 2000           1,621,516        707,850         92,536          491,820        2,913,722        1,571,315
     June 30, 2000                1,354,623        575,143        100,414          467,352        2,497,532        1,292,359
     March 31, 2000               1,310,710        551,423        107,403          387,992        2,357,528        1,268,889
     December 31, 1999            1,266,522        575,097        118,214          383,266        2,343,099        1,237,623

(1) Farmer Mac assumes 100 percent of the credit risk on Post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II loans are guaranteed by the USDA.
(2) Periods prior to June 30, 2001 include only Farmer Mac I Guaranteed Securities.
(3) Included in total Farmer Mac On- and Off-Balance Sheet Guarantees and Commitments.

                    Outstanding Balance of Loans Held and Loans Underlying
                      On-Balance Sheet Farmer Mac Guaranteed Securities
--------------------------------------------------------------------------------------------------------------------------
                                                                                                             Total
                                       Fixed Rate              5-to-10-Year         1-Month-to-3-Year       Held in
                                   (10-yr. wtd. avg. term)    ARMs & Resets              ARMs              Portfolio
                                   ------------------------  ----------------   ----------------------  ------------------
                                                                         (in thousands)
As of:
     September 30, 2002              $ 1,000,518              $ 934,435              $ 498,815           $ 2,433,768
     June 30, 2002                     1,016,997                892,737                516,892             2,426,626
     March 31, 2002                      751,222                797,780                350,482             1,899,484
     December 31, 2001                   764,115                790,948                302,169             1,857,232



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including derivative financial instruments, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk" for further information regarding Farmer Mac's exposure to interest rate risk and strategies to manage such risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information regarding Farmer Mac's debt issuance and liquidity risks.

Item 4. Controls and Procedures

     (a) Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this report. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective.

     (b) There were no significant changes in Farmer Mac's internal controls or in other factors that could significantly affect the Corporation's internal controls subsequent to the date of such evaluation.

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

               Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on July 3, 2002, Farmer Mac issued an aggregate of 898 shares of its Class C Non-Voting Common Stock, at an issue price of $26.70 per share, to the eleven Directors who elected to receive such stock in lieu of their cash retainers.

               On August 31, 2002, an employee of Farmer Mac vested in 200 shares of previously unissued Class C Non-Voting Common Stock granted as incentive compensation, at a vesting price of $28.00 per share.

               On September 12, 2002, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 15,000 shares of Class C Non-Voting Common Stock, at an exercise price of $26.25 per share, to sixteen non-officer employees as incentive compensation. On September 16, 2002, Farmer Mac granted options to purchase 1,000 shares of Class C Non-Voting Common Stock, at an exercise price of $29.56 per share, to a non-officer employee in connection with such employee's commencement of employment.

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

+* 10.2.11- Amendment No. 11 Dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14,
     2002).

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

+* 10.3.14- Amendment No.14 dated as of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14,
     2002).

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

+* 10.4.5- Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14,
     2002).

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

+* 10.5.3- Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14,
     2002).

* 10.6 - Lease Agreement dated June 28, 2001 between EOP - Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to (Form 10-K filed March 27, 2002).



*        Incorporated by reference to the indicated prior filing.
**       Filed herewith
+        Management contract or compensatory plan.

** 10.7 - Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant.

** 10.8 - Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant.

** 10.9 - Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant.

**# 10.10 - ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant.

**# 10.11 - Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant.

**# 10.11.1 - Amendment No. 1 dated as of February 26, 1997 to Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant.

**# 10.12 - Loan File Review and Underwriting Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant.

**# 10.12.1 - Amendment No. 1 dated as of January 20, 2000 to Loan File Review and Underwriting Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant.

**# 10.13 - Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant.

**# 10.13.1 - Amendment No. 1 dated as of January 1, 2000 to Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant.

** 10.13.2 - Amendment No. 2 dated as of September 1, 2002 to Long Term Standby Commitment to Purchase dated as of August 1, 1998, as amended by Amendment No. 1 dated as of January 1, 2000, between AgFirst Farm Credit Bank and the Registrant.

     21   - Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

* 99.1 - Map of U.S. Department of Agriculture (Secretary of Agriculture's) Regions (Previously filed as Exhibit 1.1 to Form 10-K filed April 1, 1991).



*        Incorporated by reference to the indicated prior filing.
**       Filed herewith
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

     (b) Reports on Form 8-K.

     On July 16, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release announcing the details of the release of the Registrant's second quarter financial results and a conference call to discuss those results.

     On July 19, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release announcing the Registrant's financial results for second quarter 2002.

     On August 2, 2002, the Registrant filed a Current Report on Form 8-K that reported the declaration of a dividend on the Registrant's Preferred Stock.

     On August 15, 2002, the Registrant filed a Current Report on Form 8-K that attached as exhibits the certifications of the Registrant's Chief Executive Officer and the Registrant's Chief Financial Officer that accompanied the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002 as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     On August 20, 2002, the Registrant filed a Current Report on Form 8-K that reported changes to the membership of the Registrant's Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION


November 14, 2002

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



                                /s/ Nancy E. Corsiglia
                              --------------------------------------------------
                                Nancy E. Corsiglia
                                Vice President - Finance
                                (Principal Financial Officer)

                                 CERTIFICATIONS

I, Henry D. Edelman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Federal Agricultural Mortgage Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                              /s/ Henry D. Edelman
                              ---------------------
                              Henry D. Edelman
                              Chief Executive Officer

I, Nancy E. Corsiglia, certify that:


1. I have reviewed this quarterly report on Form 10-Q of the Federal Agricultural Mortgage Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                             /s/ Nancy E. Corsiglia
                             -----------------------
                              Nancy E. Corsiglia
                              Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION



                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                    FOR THE PERIOD ENDING SEPTEMBER 30, 2002

                                  EXHIBIT INDEX


Exhibit No.                   Description                         Page No.
-----------                   -----------                         --------


10.7 Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant.

10.8 Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant.

10.9 Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant.

10.10* ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant.

10.11* Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant.

10.11.1* Amendment No. 1 dated as of February 26, 1997 to Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant.

10.12* Loan File Review and Underwriting Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant.


10.12.1* Amendment No. 1 dated as of January 20, 2000 to Loan File Review and Underwriting Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant.

10.13* Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant.

10.13.1* Amendment No. 1 dated as of January 1, 2000 to Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant.

10.13.2 Amendment No. 2 dated as of September 1, 2002 to Long Term Standby Commitment to Purchase dated as of August 1, 1998, as amended by Amendment No. 1 dated as of January 1, 2000, between AgFirst Farm Credit Bank and the Registrant.
---------------------------------

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

                                                               Exhibit 10.7

                                  FARMER MAC I
                            SELLER/SERVICER AGREEMENT


     This Seller/Servicer Agreement (the "Agreement") is dated as of August 7th, 1996, between the FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a federal instrumentality of the United States ("Farmer Mac") and Zions First National Bank, a National Association (the "Seller"). All capitalized terms used in this Agreement and not otherwise defined shall have the meanings set forth in the Selling and Servicing Guide (the "Guide").

     Farmer Mac operates a mortgage loan purchase program to provide agricultural mortgage lenders an agricultural secondary mortgage market. Farmer Mac is willing to purchase Qualified Loans from approved sellers pursuant to mortgage purchase programs announced by Farmer Mac from time to time. As such, Farmer Mac has developed the Guide which sets forth the requirements for, and conditions respecting, participation in any mortgage purchase program announced by Farmer Mac to purchase Qualified Loans.

     The Seller intends to originate or purchase Qualified Loans and sell such loans to Farmer Mac.

     Farmer Mac, either itself or through a Farmer Mac designated Loan Reviewer, will review loan files with respect to mortgage loans submitted by approved sellers for purchase and may approve such loans for sale to Farmer Mac if they meet the requirements set forth in the Guide. Farmer Mac, either itself or through a Farmer Mac designated Central Servicer, will also service Qualified Loans it purchases and will delegate certain servicing responsibilities with respect to such Qualified Loans to the approved sellers under the conditions and in accordance with the provisions of the Guide.

     The purpose of this Agreement is to establish the Seller as an approved seller of Qualified Loans to Farmer Mac; to provide the terms and conditions of sales; to specify the requirements with respect to loan file review; to establish the Seller as a Field Servicer of Qualified Loans on behalf of Farmer Mac and any Central Servicer; and to provide the terms and conditions of servicing.

     In consideration of the purpose of this Agreement and of all the provisions and mutual promises contained herein, the Seller and Farmer Mac agree as follows:

     Section 1. Seller/Servicer Guide. Farmer Mac has provided the Guide to the Seller and the Seller has received and reviewed the Guide which is incorporated herein by reference as though fully set forth in this Agreement. Farmer Mac and the Seller agree to comply with and be bound by all of the terms and provisions of the Guide which Farmer Mac may, in its discretion and without the consent of the Seller, amend or supplement at any time by written notice to the Seller. From and after the date of each amendment or supplement, the Guide, as so amended or supplemented, shall be a part of this Agreement; however, no such amendment or supplement will affect any Commitment to Purchase (rate lock) issued prior to the date of the amendment or supplement or any servicing obligations undertaken prior to such date.

     Section 2. Selling. Seller eligibility and sales of Qualified Loans to Farmer Mac hereunder shall be governed by Chapters 2 and 3 of the Guide.

     2.1 Individual Commitments, Separate Agreements. Each purchase by Farmer Mac hereunder will be made only pursuant to a written Commitment to Purchase (rate lock). Each Commitment to Purchase (rate lock) constitutes a separate agreement between the Seller and Farmer Mac with respect to each Qualified Loan required to be delivered or actually delivered thereunder, and each such separate agreement may be separately assigned, and separately enforced, by Farmer Mac or any assignee, without affecting the rights of any party to, or assignee under, such Commitment to Purchase (rate lock) with respect to any other mortgage loan.

     2.2 Basic Seller Obligations. There are certain basic obligations imposed upon the Seller under this Agreement, including but not limited to obligations to:

o sell Qualified Loans to Farmer Mac once a Commitment to Purchase (rate lock) has been issued by Farmer Mac;

o pay a Pairoff fee to Farmer Mac in the event a Qualified Loan or substitute is not delivered in accordance with the terms of such Commitment to Purchase (rate lock), as set forth in 303.5 of the Guide; and

o    make representations and warranties with respect to each Qualified Loan and
     incur  certain   consequences   in  connection  with  the  breach  of  such
     representations and warranties, as set forth in 303 and 304 of the Guide.

     2.3 No Purchase Obligation. The fact that Farmer Mac signed this Agreement does not mean that Farmer Mac must issue a Commitment to Purchase (rate lock) any mortgage loan submitted to Farmer Mac for review and approval. Any obligation to purchase will arise only after review and approval and the issuance by Farmer Mac of a Commitment to Purchase (rate lock).

     Section 3. Loan File Review. Submission of documents for review and approval by Farmer Mac shall be governed by Chapter 3 of the Guide.

     Section 4. Servicing. Servicing of Qualified Loans hereunder shall be governed by Chapter 4 of the Guide or by a field servicing contract between the Seller and a Central Servicer, if Farmer Mac assigns the central servicing of such Qualified Loans to a Central Servicer. The field servicing contract, the form of which will have been reviewed by Farmer Mac, will neither increase the duties of nor reduce the field servicing fee to be paid to the Seller.

     Section 5. Events of Default; Remedies; Indemnification. Seller will be in default under this Agreement upon the occurrence of any Event of Default under the Guide, and will be subject to any remedies available to Farmer Mac, including, but not limited to, indemnification of Farmer Mac and Seller's obligation to repurchase one or more of the Qualified Loans, as more fully set forth in the Guide.

     Section 6. Termination and Effect of Termination. This Agreement and the Guide may be terminated as set forth in the Guide. The Guide sets forth the effect of any such termination.

      Section 7.  Miscellaneous.
                  -------------

     7.1 Notice. Any notice shall be given and shall be effective as specified in 101.1 of the Guide and shall be given to Farmer Mac at the address specified in 101.1 of the Guide, and to the Seller at the following address, or to such other address as may be given by one party to the other party in writing:

  Seller's Address:     ZIONS FIRST NATIONAL BANK
                        Agriculture Group
                        190 North Main, P.O. Box 279
                        Spanish Fork, Utah 84660

     7.2 Severability and Enforcement. If any provision of this Agreement conflicts with applicable law, the other provisions of this Agreement that can be carried out without the conflicting provision will not be affected.

     All rights and remedies under this Agreement are distinct and cumulative not only as to each other but as to any rights or remedies afforded by law or equity. They may be exercised together, separately or successively. Any failure by Farmer Mac to exercise any of its remedies does not constitute a waiver of that remedy in the future as to the same or any other Event of Default. These rights and remedies are for the benefit of Farmer Mac and any of its respective successors and assigns.

     7.3 Governing Law. This Agreement will be governed by, and construed in accordance with, federal law; to the extent federal law incorporates state law, that state law shall be the laws of the District of Columbia.

     7.4 Assignability. As more fully set forth in the Guide, it is understood and agreed that: (i) Seller may not transfer or assign any of its rights or duties under this Agreement or the Guide without Farmer Mac's prior written consent; and (ii) Farmer Mac may assign its rights and duties under such documents without Seller's consent or approval.

     7.5 Entire Agreement. This Agreement and the Guide, including the exhibits attached to the Guide and all updates and other documents incorporated by reference in the Guide, constitute the entire understanding between Farmer Mac and the Seller and supersede all other agreements, covenants, representations, warranties, understandings and communications between the parties, whether oral or written, with respect to the transactions contemplated by the Guide.

     This Agreement may be executed in two or more counterparts, which, when combined, will constitute one instrument.

     This Agreement has been executed as of the date first written by duly authorized representatives of Farmer Mac and the Seller.

                                   Farmer Mac

                                    By:   /s/ Nancy E. Corsiglia
                                         -------------------------------------
                                  Name:   Nancy E. Corsiglia
                                  Title:  Vice President - Business Development

                                    Seller
                                          ZIONS FIRST NATIONAL BANK

                                    By:   /s/ Kim D. Butters
                                         -------------------------------------
                                    Name:   Kim D. Butters
                                    Title:  Senior Vice President

                                                                  Exhibit 10.8

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                                Medium-Term Notes

                          U.S. Selling Agency Agreement

Zions First National Bank
One South Main Street
Salt Lake City, Utah 84111

Ladies and Gentlemen:

     Federal Agricultural Mortgage Corporation ("Farmer Mac"), a federally chartered instrumentality of the United States established by Title VIII of the Farm Credit Act of 1971, as amended (the "Charter Act"), proposes to issue and sell from time to time its Medium-Term Notes (any such Medium-Term Notes that are issued and sold pursuant to this Agreement are referred to herein as the "Notes") to or through Zions First National Bank ("Zions") and the other Agents, if any, appointed pursuant to Section 1(c) hereof (collectively, the "Agents"). The Notes will be issued under a fiscal agency agreement, dated as of June 1, 1996, as amended from time to time (the "Fiscal Agency Agreement"), between Farmer Mac and the Federal Reserve Banks, as fiscal agent (collectively, the "Fiscal Agent").

     The Notes will have various interest rates or interest rate formulas, maturities, selling prices, and other terms. Farmer Mac will issue the Notes and establish their terms from time to time in accordance with the Notes, the Master Terms Agreement, dated as of July 1, 1996, among Farmer Mac and Holders of the Notes and the Fiscal Agency Agreement.

     Farmer Mac has prepared an offering circular, dated August 14, 1998 (as amended or supplemented from time to time, including the documents incorporated by reference therein, the "Offering Circular"), relating to the Notes. The Notes are described therein and may be further described in amendments or supplements thereto.

     As of the date hereof, Farmer Mac has authorized the issuance and sale of Notes to or through the Agents in an aggregate principal amount which, when added to its Discount Notes and previously issued Medium-Term Notes, will not exceed $4,000,000,000 aggregate principal amount (or, based on the rate of exchange on the applicable trade date, the equivalent thereof in one or more foreign or composite currencies) at any one time outstanding. It is understood, however, that Farmer Mac may from time to time authorize the issuance of additional Notes and that such additional Notes may be sold to or through the Agents pursuant to the terms of this Agreement, all as though the issuance of such Notes were authorized as of the date hereof. Farmer Mac will not authorize the Agents to sell any more Notes than Farmer Mac is authorized to sell.

     Farmer Mac and the Agents wish to record their arrangements for the solicitation of offers to purchase and the sale of the Notes as follows:

      1. Appointment of Agents.

     (a) The Agents shall not have any obligation to purchase Notes from Farmer Mac as principal but may agree from time to time to purchase Notes as principal for resale to investors and other purchasers. The purchase of Notes by one or more Agents as principal shall be in accordance with terms agreed upon by such Agent or Agents and Farmer Mac (which terms, unless otherwise agreed, shall, to the extent applicable, include those terms specified in Exhibit A hereto and be agreed upon orally (with written confirmation prepared by such Agent or Agents and mailed to Farmer Mac) or in writing (each, a "Terms Agreement")). An Agent's commitment to purchase Notes as principal pursuant to the applicable Terms Agreement shall be deemed to have been made on the basis of the representations and warranties of Farmer Mac herein contained and shall be subject to the terms and conditions herein set forth. Unless the context otherwise requires, references herein to "this Agreement" shall include the applicable Terms Agreement of one or more Agents to purchase Notes from Farmer Mac as principal.

     (b) If agreed upon by an Agent and Farmer Mac, such Agent, acting solely as agent of Farmer Mac, will solicit purchases of Notes only in the denominations, in the form or forms, and at the purchase prices specified in, or established in accordance with, this Agreement and the Offering Circular, as from time to time amended or supplemented.

     Each Agent shall use its reasonable best efforts, consistent with the business objectives that Farmer Mac expressly communicates to such Agent from time to time, to solicit offers to purchase the Notes upon the terms and conditions set forth herein and in the Offering Circular, as from time to time amended or supplemented, and shall make such solicitation in compliance with the applicable law of any jurisdiction.

     Each Agent shall communicate to Farmer Mac, by telephone to those persons identified by Farmer Mac, any offer to purchase Notes that such Agent receives and does not reject. Farmer Mac shall have the sole right to accept offers to purchase the Notes and may reject any such offer, in whole or in part. Each Agent may, in its discretion reasonably exercised, reject any offer to purchase Notes received by it, in whole or in part.

     Each Agent shall use its reasonable best efforts to assist Farmer Mac in obtaining performance by each purchaser whose offer to purchase Notes has been solicited by such Agent and accepted by Farmer Mac, but shall not have any liability to Farmer Mac in the event such purchase for any reason is not consummated. Under no circumstances shall any Agent, in its capacity as agent of Farmer Mac, be obligated to purchase any Notes for its own account.

     Farmer Mac, in its sole discretion, may suspend solicitation of offers to purchase the Notes through an Agent as agent at any time, for any period of time, or permanently. Upon receipt of notice from Farmer Mac, such Agent agrees to promptly suspend solicitation of offers to purchase Notes from Farmer Mac
until  such  time  as  Farmer  Mac  has  advised   such  Agent  to  resume  such
solicitation.

     (c) Farmer Mac may, in its sole discretion, at any time and from time to time appoint one or more additional agents to solicit or receive offers from others to purchase Notes. Any such additional agent shall, if directed by Farmer Mac, execute and deliver to Farmer Mac an instrument (in form and substance acceptable to Farmer Mac) accepting such appointment, and thereupon such agent shall become a party to this Agreement and be subject to all the terms hereof for the time or times and to the extent specified in such instrument. Farmer Mac shall forthwith notify the existing Agents of any such appointment.

     Farmer Mac may also sell Notes directly to investors, other investment banking firms, investment dealers, or dealer banks on its own behalf. The Agents also acknowledge that Farmer Mac may enter into a Placement Agency Agreement relating to the offer and sale of Euro-Medium-Term Notes.

     (d) At the time of delivery of, and payment for, any Note that Farmer Mac sells as a result of an offer to purchase such Note that an Agent communicated to Farmer Mac, Farmer Mac agrees to pay the Agent a commission, in full compensation for its services pursuant to this Agreement, equal to the percentage of the principal amount of such Note specified in the Schedule set forth in Exhibit B hereto (or as may be otherwise agreed to in writing between the parties hereto), provided that in the case of the sale of a Note that is a
Note issued with original issue discount, Farmer Mac shall pay a commission equal to the percentage of the issue price of the Note, as specified in the Schedule set forth in Exhibit B hereto.

     Selling commissions shall be paid by deduction by the appropriate Agent of the commission payable to such Agent from the amount payable to Farmer Mac in settlement for the Notes.

     The purchase price (i.e., underwriting discount) of Notes purchased by one or more Agents as principal from Farmer Mac will be set forth in the applicable Terms Agreement.

     (e) Without the prior approval of Farmer Mac, the Agents shall not reallow any portion of the commission or discount payable pursuant hereto to investment dealers or dealer banks in connection with the offer or sale of any Notes (whether through an Agent as principal or to an Agent as agent). Unless otherwise approved by Farmer Mac, the concession will not be in excess of 66-2/3% of the commission or discount received by such Agent from Farmer Mac. Farmer Mac may rescind such authorization by notice to the Agents at any time prior to the acceptance of an offer with respect to such Note.

     2. Representations and Warranties of Farmer Mac. Farmer Mac represents and warrants to the Agents as of the date hereof, as of the date of each acceptance by Farmer Mac of an offer for the purchase of Notes (whether through an Agent as principal or to an Agent as agent), as of the date of each delivery of Notes (whether through an Agent as principal or to an Agent as agent) and as of any time that the Offering Circular shall be amended or supplemented or that there is filed with Securities and Exchange Commission any document incorporated by reference into the Offering Circular (each of the dates or times referenced above is referred to herein as a "Representation Date") that:

     (a) Farmer Mac is duly organized and validly existing as a federally chartered instrumentality of the United States.

     (b) This Agreement has been duly authorized, executed and delivered by Farmer Mac.

     (c) The Notes have been duly authorized by Farmer Mac, and each Note, when its terms have been established, and it has been issued, authenticated and delivered pursuant to this Agreement and the Fiscal Agency Agreement, will constitute a valid and legally binding obligation of Farmer Mac enforceable in accordance with its terms, subject, as to enforcement, to bankruptcy, insolvency, receivership (including but not limited to 12 U.S.C. Part 650, Subpart C), reorganization and other laws of general applicability relating to or affecting creditors' rights and to general equity principles, and in the case of a Note the principal or interest of which is payable in a foreign currency or a composite currency, to provisions of law that may require that a judgment for money damages rendered by a court in the United States be expressed only in U.S. dollars.

     (d) The Offering Circular does not include any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, except that the foregoing does not apply to statements in or omissions from such document based upon written information furnished to Farmer Mac by any Agent specifically for use therein.

     (e) The documents incorporated by reference in the Offering Circular, at the time they were or hereafter are filed with the Securities and Exchange Commission and at each Representation Date, complied or will comply as to form in all material respects with the requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and the rules and regulations thereunder.

     (f) No consent, approval, authorization, order, registration or qualification of or with any court or any regulatory authority or other governmental agency or body (including the Securities and Exchange Commission), except as may have otherwise been previously obtained (other than in connection or compliance with the securities or "blue sky" laws of any jurisdiction), is required for or in connection with the issuance, offer or sale of the Notes by Farmer Mac in accordance with the terms of this Agreement or for the consummation of the transactions contemplated by this Agreement, the Fiscal Agency Agreement, the Offering Circular or the Notes.

     Any certificate signed by any director or officer of Farmer Mac and delivered to the Agents in connection with an offering of the Notes or the sale of the Notes to any of the Agents as principal shall be deemed a representation and warranty by Farmer Mac to such Agent as to the matters covered thereby on the date of such certificate and at each Representation Date subsequent thereto.

     3. Secondary Market. Each Agent will use its reasonable best efforts to facilitate secondary market transactions in the Notes purchased by it as principal or for which it was the Agent, and in so acting will do so for its own account, as principal, and not as an agent of Farmer Mac. Each Agent also will submit to Farmer Mac, as requested by Farmer Mac, written reports regarding secondary market transactions in the Notes. The form of such reports shall be as reasonably requested by Farmer Mac. In such reports, the Agent will advise Farmer Mac of the name and address of each beneficial purchaser of Notes sold through the Agent or of the line of business of each such beneficial purchaser. Each Agent also will advise Farmer Mac promptly of any material development in the secondary market for the Notes.

     4. Covenants of Farmer Mac and the Agents. Farmer Mac and each Agent covenant and agree that:

     (a) Farmer Mac will amend or supplement the Offering Circular as it may deem necessary or appropriate. Farmer Mac will furnish to the Agents copies of the Offering Circular and amendments and supplements thereto, if any, as soon as available and in such quantities as each Agent to receive such materials reasonably requests. Farmer Mac will give each Agent reasonable advance notice of any such amendments or supplements (provided, however, that a Pricing Supplement relating to the sale of a particular Note or Notes shall not be deemed to supplement the Offering Circular for purposes of this Section 4). Each of the Agents covenants that such Agent will distribute the most recently dated Offering Circular provided to such Agent, including any amendments or applicable supplements thereto, in connection with any offer or sale of the Notes on the initial distribution thereof, unless otherwise instructed by Farmer Mac by a notice in accordance with Section 10 hereof.

     (b) If, at any time when the Offering Circular is used in connection with the offer or sale of Notes contemplated hereby and Farmer Mac has not suspended solicitations pursuant to Section 1(b) nor has this Agreement or the applicable Terms Agreement, as the case may be, been terminated, an event occurs as a result of which the Offering Circular, as then amended or supplemented, would include any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, Farmer Mac promptly will advise the Agents to suspend any solicitations of offers to purchase any Notes and delivery of the Offering Circular, and promptly will prepare an amendment or supplement to the Offering Circular that will correct such statement or omission. Thereafter, the Agents will deliver only such amended or supplemented Offering Circular. Notwithstanding the foregoing, if an Agent has agreed to purchase Notes from Farmer Mac as principal, Farmer Mac's obligations under this Section 4(b) will terminate thirty (30) days after the date of the applicable Terms Agreement unless such Agent notifies Farmer Mac prior to the end of such 30-day period that the distribution of such Notes has been completed, in which case Farmer Mac's obligations will terminate when the distribution has been completed. In addition, the cost of complying with the requirements of this
Section 4(b) with respect to offerings of Notes on a principal basis shall be borne (i) during the 60-day period after the date of the applicable Terms Agreement, by Farmer Mac and (ii) after the expiration of such 60-day period, by the applicable Agent.

     (c) On or prior to the date on which there shall be released to the general public financial statement information related to Farmer Mac with respect to financial statements for other than any fiscal year, or preliminary financial statement information with respect to any fiscal year, Farmer Mac shall furnish such information to each Agent and shall cause the Offering Circular to be amended or supplemented to include or incorporate by reference financial information with respect thereto and corresponding information for the comparable period of the preceding fiscal year, as well as such other information and explanations as shall be necessary for an understanding thereof.

     (d) On or prior to the date on which there shall be released to the general public financial information included in or derived from the audited financial statements of Farmer Mac for the preceding fiscal year, Farmer Mac shall cause the Offering Circular to be amended, by the filing of documents pursuant to the 1934 Act or otherwise, to include or incorporate by reference such audited financial statements and the report or reports of the independent accountants with respect thereto, as well as such other information and explanations as shall be necessary for an understanding of such financial statements.

     (e) Farmer Mac will use its reasonable best efforts to arrange for the qualification of the Notes for sale and the determination of their eligibility for investment under the laws of such jurisdictions in the United States as the Agents reasonably may designate and will continue such qualifications in effect so long as required for the distribution of the Notes; provided, however, that Farmer Mac shall not be required in connection therewith to qualify as a foreign corporation, to execute a general consent to service of process or to take other actions that would subject it to general or unlimited service of process in any jurisdiction or to any other requirement that Farmer Mac deems unduly burdensome. Farmer Mac will not have any responsibility or liability in respect of the legality of offering and selling the Notes in any jurisdiction outside the United States or in respect of the use of any offering circular relating to the Notes in any jurisdiction outside the United States or the compliance of such offering circular with the requirements of any such jurisdiction.

     (f) Farmer Mac will pay all expenses incidental to the performance of its obligations in connection with the issuance and sale of the Notes under this Agreement, including the fees and expenses of accountants and legal counsel for Farmer Mac and expenses relating to: (i) the preparation and delivery to the Agents of the Notes; (ii) the registration or qualification of the Notes for offer and sale under the securities or "blue sky" laws of the various jurisdictions referred to in Section 4(e) above, including fees and disbursements of its counsel in connection therewith; and (iii) the preparation and reproduction of the Offering Circular, including the reasonable costs of delivering the Offering Circular to the Agents. The Agents shall pay all of their own expenses, including the fees and expenses of their counsel, transfer taxes and the fees and expenses incurred in connection with any resale of Notes purchased by any Agent as principal and any advertising expenses connected with any offers they may make.

     (g) Each time that the Offering Circular is amended or supplemented, Farmer Mac will furnish the Agents with a certificate, dated the date of such amendment or supplement, of Farmer Mac, executed on Farmer Mac's behalf by (i) the President and Chief Executive Officer of Farmer Mac and (ii) a Vice President of Farmer Mac, to the effect that the representations and warranties of Farmer Mac in this Agreement are true and correct as of the date of such amendment or supplement and that since the respective dates as of which information is given (or incorporated by reference) in the Offering Circular, as amended and other than as set forth therein, there has not been any material adverse change in Farmer Mac's financial position or results of operations.

     (h) Each time that the Offering Circular is amended or supplemented, Farmer Mac will furnish the Agents with a written opinion or opinions, dated the date of such amendment or supplement, of the Vice President, General Counsel and Secretary of Farmer Mac, to the effect that:

(i) Farmer Mac is duly organized and validly existing as a federally chartered instrumentality of the United States.

(ii) This Agreement has been duly authorized, executed and delivered by Farmer Mac.

(iii)The Fiscal Agency Agreement has been duly authorized, executed and delivered by Farmer Mac and constitutes the valid and legally binding agreement of Farmer Mac, enforceable in accordance with its terms, subject, as to enforcement, to bankruptcy, insolvency, receivership (including but not limited to 12 U.S.C. Part 650, Subpart C), reorganization, and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.

(iv) The Notes have been duly authorized by Farmer Mac; and each Note, when its terms have been established and it has been issued, authenticated and delivered pursuant to this Agreement and the Fiscal Agency Agreement, will constitute a valid and binding obligation of Farmer Mac, enforceable in accordance with its terms, subject, as to enforcement, to bankruptcy, insolvency, receivership (including but not limited to 12 U.S.C. Part 650, Subpart C), reorganization and other laws of general applicability relating to or affecting creditors' rights and to general equity principles, and, in the case of a Note the principal or interest of which is payable in a foreign currency or a composite currency, to provisions of law that may require that a judgment for money damages rendered by a court in the United States be expressed only in U.S. dollars.

(v) The execution and delivery by Farmer Mac of this Agreement, the Fiscal Agency Agreement and the Notes and the incurrence of the obligations and consummation of the transactions contemplated therein will not conflict with or constitute a breach of, or default under, the Charter Act or bylaws of Farmer Mac or any material contract, indenture, mortgage, loan agreement, note or lease known to such counsel to which Farmer Mac is a party or by which it may be bound; and Farmer Mac has full corporate power and authority to authorize, issue and sell the Notes as contemplated by this Agreement.

(vi) The issuance and sale of the Notes under the circumstances contemplated by this Agreement and the Fiscal Agency Agreement do not require registration of the Notes under the Securities Act of 1933, as amended (the "1933 Act"), by reason of Section 3(a)(2) thereof, or compliance with any provisions of the Trust Indenture Act of 1939, as amended, by reason of Section 304 thereof.

(vii)Farmer Mac is not, and will not become, as a result of the consummation of the transactions contemplated by this Agreement and the Fiscal Agency Agreement or the conducting of its business as described in the Offering Circular, subject to the provisions of the Investment Company Act of 1940, as amended.

(viii) Farmer Mac is not required to register as an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

(ix) No consent, approval, authorization, order, registration or qualification of or with any court or any regulatory authority or other governmental agency or body (including the Securities and Exchange Commission), except as may have otherwise been previously obtained (other than in connection or compliance with the securities or "blue sky" laws of any jurisdiction as to which such counsel may express no opinion), is required for or in connection with the issuance, offer or sale of the Notes by Farmer Mac in accordance with the terms of this Agreement or for the consummation of the transactions contemplated by this Agreement, the Fiscal Agency Agreement, the Offering Circular or the Notes.

     Such counsel also shall state that such counsel has participated in the preparation of the Offering Circular and the documents incorporated by reference therein and that, while such counsel has not independently verified the accuracy or completeness of the information contained or incorporated by reference therein, based on such counsel's participation in the preparation of the
Offering Circular, no facts have come to the attention of such counsel to lead him to believe that the Offering Circular (as then amended or supplemented, if then amended or supplemented), as of its date and as of the date of the opinion, included or includes any untrue statement of a material fact or omitted or omits to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; it being understood that such counsel need not comment on the section in the Offering Circular under the caption "Certain United States Federal Income Tax Considerations" or on the financial statements or other financial, accounting or statistical information or data contained or incorporated by reference in the Offering Circular.

     In rendering such opinion, such counsel may rely (A) as to matters involving the application of laws other than the laws of the United States and jurisdictions in which such counsel is admitted, upon an opinion or opinions of other counsel familiar with the applicable laws and (B) on certificates of government officials in any jurisdiction.

     In lieu of such opinion or opinions, counsel may furnish the Agents with a letter or letters to the effect that the Agents may rely on a prior opinion delivered under this Section 4(h) to the same extent as if it were dated the date of such letter (except that statements in such prior opinion will relate to the Offering Circular as amended or supplemented).

     (i) Farmer  Mac shall not be  required  to comply  with the  provisions  of
Section 4(a) through 4(h) during any period from the time when Farmer Mac has suspended solicitations pursuant to Section 1(b) to the time Farmer Mac determines that solicitations should be resumed or enters into a new Terms Agreement with an Agent; provided that during the time that (i) an Agent holds any Notes purchased as principal pursuant to a Terms Agreement or (ii) an offer to purchase any of the Notes has been accepted by Farmer Mac but the time of delivery to the purchaser has not occurred, Farmer Mac shall comply with such provisions notwithstanding the suspension of solicitations; provided further that the expenses of complying with the requirements of this Section 4(i) in the case of the purchase of Notes by an Agent as principal pursuant to a Terms Agreement shall be borne (i) during the 60-day period after the date of such Terms Agreement, by Farmer Mac and (ii) after the expiration of such 60-day period, by such Agent.

     Farmer Mac will furnish the Agents with such conformed copies of such opinions, certificates, letters and documents as they may reasonably request.

     5. Conditions of the Agents' Obligations. The obligations of any Agent to purchase Notes as principal pursuant to a Terms Agreement, the obligations of any Agent to solicit offers to purchase the Notes as agent of Farmer Mac, the obligations of any purchasers of the Notes sold through any Agent as agent will be subject to the accuracy of the representations and warranties on the part of Farmer Mac herein and to the performance and observance by Farmer Mac of all its covenants and agreements herein contained.

     6. Indemnification

            (a) Farmer Mac agrees to indemnify and hold harmless each Agent and each person, if any, who controls any Agent within the meaning of Section 15 of the 1933 Act or Section 20 of the 1934 Act as follows:

               (i) against any and all loss, liability, claim, damage and expense whatsoever, as incurred, arising out of any untrue statement or alleged untrue statement of a material fact contained in the Offering Circular (or any amendment thereto), or the omission or alleged omission therefrom of a material fact necessary to make the statements therein in the light of the circumstances under which they were made, not misleading;

               (ii) against any and all loss, liability, claim, damage and expense whatsoever, as incurred, to the extent of the aggregate amount paid in settlement of any litigation, or the investigation or proceeding by any governmental agency or body, commenced or threatened, or of any claim whatsoever based upon any such untrue statement or omission, or any such alleged untrue statement or omission, if such settlement is effected with the written consent of Farmer Mac; and

               (iii) against any and all expense whatsoever, as incurred (including the fees and disbursements of counsel chosen by the Agents), reasonably incurred in investigating, preparing or defending against any litigation, or investigation or proceeding by any governmental agency or body, commenced or threatened, or any claim whatsoever based upon any such untrue statement or omission or any such alleged untrue statement or omission, to the extent that any such expense is not paid under (i) or (ii) above;

provided, however, that this indemnity agreement shall not apply to any loss, liability, claim, damage or expense to the extent arising out of any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with written information furnished to Farmer Mac by an Agent expressly for use in the Offering Circular (or any amendment or supplement thereto).

     (b) Each Agent agrees to indemnify and hold harmless Farmer Mac, its directors, its officers, and each person, if any, who controls Farmer Mac within the meaning of Section 15 of the 1933 Act or Section 20 of the 1934 Act against any and all loss, liability, claim, damage and expense described in the indemnity contained in subsection (a) of this Section 6, as incurred, but only with respect to untrue statements or omissions, or alleged untrue statements or omissions made in the Offering Circular (or any amendment or supplement thereto), in reliance upon and in conformity with written information furnished to Farmer Mac by such Agent expressly for use in the Offering Circular (or any amendment or supplement thereto).

     (c) Each indemnified party shall give prompt notice to each indemnifying party of any action commenced against it in respect of which indemnity may be sought hereunder, but failure to so notify an indemnifying party shall not relieve such indemnifying party from any liability which it may have otherwise than on account of this indemnity agreement. An indemnifying party may participate at its own expense in the defense of such action. In no event shall the indemnifying parties be liable for the fees and expenses of more than one counsel (in addition to any local counsel) for all indemnified parties in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances.

     7. Contribution. In order to provide for just and equitable contribution in circumstances in which the indemnity agreement provided for in Section 6 hereof is for any reason held to be unavailable to or insufficient to hold harmless the indemnified parties although applicable in accordance with its terms, Farmer Mac and the Agents shall contribute to the aggregate losses, liabilities, claims, damages and expenses of the nature contemplated by such indemnity agreement incurred by Farmer Mac and one or more of the Agents, as incurred, in such proportions that each Agent is responsible for that portion represented by the percentage that the total commissions and underwriting discounts received by such Agent to the date of such liability bears to the total sales price from the sale of Notes sold to or through such Agent to the date of such liability, and Farmer Mac is responsible for the balance; provided, however, that no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. For purposes of this Section 7, each person, if any, who controls an Agent within the meaning of Section 15 of the 1933 Act or Section 20 of the 1934 Act shall have the same rights to contribution as such Agent, and each director of Farmer Mac, each officer of Farmer Mac, and each person, if any, who controls Farmer Mac within the meaning of Section 15 of the 1933 Act or Section 20 of the 1934 Act shall have the same rights to contribution as Farmer Mac.

      8. Termination.

     (a) Farmer Mac may terminate this Agreement (excluding any Terms Agreement) for any reason at any time either in whole or as to any one or more Agents, and any Agent may terminate this Agreement (excluding any Terms Agreement), insofar as this Agreement relates to such Agent. In either case, such a termination will be effective on the seventh day following the giving of written notice of such termination to the Agent or Farmer Mac, as the case may be (provided that, if the notice of termination states that the Agreement is being terminated because of violation of this Agreement by the other party, the termination will be effective upon the giving of the written notice). Any settlement with respect to Notes placed by an Agent occurring after termination of this Agreement shall be made as if this Agreement had not been terminated with respect to such settlement, subject to Section 8(b) hereof, and each Agent agrees, if requested by Farmer Mac, to take the steps necessary to be taken by such Agent in connection with such settlement.

     (b) An Agent shall have the right to terminate the applicable Terms Agreement, whether oral or in writing, between such Agent and Farmer Mac by notice to Farmer Mac at any time at or prior to the time of settlement on the settlement date specified in such Terms Agreement in the event that, subsequent to the execution and delivery of such Terms Agreement, there shall have occurred
(i) a suspension or material limitation of trading in securities generally on the New York Stock Exchange, or any setting of minimum prices for trading on such exchange, or any suspension of trading of any securities of Farmer Mac on any exchange or in the over-the-counter market; (ii) a general banking moratorium declared by the federal or New York authorities; or (iii) an outbreak or material escalation of hostilities in which the United States is involved or other substantial calamity or crisis the effect of which on the financial markets of the United States is such as to make it, in the reasonable judgment of such Agent, impracticable to market the Notes.

     (c) In the event of any such termination, no terminated party shall have any liability to the other parties hereto, nor shall the terminating party have any liability to the terminated party (and, if the terminating party is an Agent, to any other Agent), except as provided in Section 9.

     9. Survival of Certain Representations and Obligations. The respective indemnities, agreements, representations, and warranties of Farmer Mac and of the Agents herein, or contained in certificates of officers of Farmer Mac submitted pursuant hereto, will remain in full force and effect, regardless of any investigation, or statement as to the results thereof, made by or on behalf of any Agent, or Farmer Mac, or any of its officers or directors and will survive delivery of and payment for the Notes. If this Agreement is terminated pursuant to Section 8 or for any other reason, the respective obligations of Farmer Mac and the Agents pursuant to Sections 4(f) and 6 and 7 shall remain in effect. In addition, if any such termination shall occur after Farmer Mac has accepted an offer to purchase Notes and prior to the related settlement, the obligations of the applicable Agent under Section 4(a) and the second sentence of the fourth paragraph of Section 1(b) and of Farmer Mac under Sections 1(d), 4(a), 4(b), 4(c) and 4(d) also shall remain in effect until the Notes are sold by such Agent.

     10. Notices. Unless otherwise provided herein, all notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if mailed, delivered or telexed and confirmed in writing by means reasonably calculated to result in delivery on the next business day to the address specified below:

If to Farmer Mac:

      Federal Agricultural Mortgage Corporation
      919 18th Street, N.W.
      Suite 200
      Washington, D.C.  20006
      Telecopier: (202) 872-7713
      Attention:  Vice President--Treasurer
                     (with a copy to the same address to the
                     attention of the Vice President, General Counsel and Secretary)

If to Zions

      Zions First National Bank.
      One South Main Street
      Salt Lake City, Utah 84111
      Telecopier: (801) 524-4659
      Attention:  Joseph T. Tamburo


or, in the case of any party hereto, to such other address or person as such party shall specify to each other party by a notice given in accordance with the provisions of this Section 10. Any such notice shall take effect at the time of receipt.

     11. Successors. This Agreement will inure to the benefit of and be binding upon the parties hereto and their respective successors (and, to the extent provided in Sections 6 and 7, the officers and directors and controlling persons referred to in Sections 6 and 7), and no other person will have any right or obligation hereunder. No purchaser of any Notes as such will be deemed to be a successor of any party hereto, and this Agreement will not inure to the benefit of the holders of Notes by reason of their status as such.

     12. Assignment. This Agreement shall not be assignable by any party hereto without the express written consent of the counterparty.

     13. Farmer Mac's Sales of Notes. Farmer Mac may offer and sell, from time to time or continuously, any notes or other securities, in any manner and to or through any person, without the consent of any Agent, whether in a firm commitment underwriting pursuant to an underwriting agreement, through a selling group, through Agents, or otherwise.

     14. Agreements of Agents. (a) Each Agent represents, warrants and agrees that such Agent and its Affiliates will comply with the Guidelines on Delivery of Offering Materials Relating to Securities of Government-Sponsored Enterprises, a copy of which is attached hereto as Exhibit C (the "Guidelines"), and will maintain quality control procedures relating to its compliance with the Guidelines. The phrase "as soon as it is available", as used in Paragraph 2 of the Guidelines with respect to delivery of the Offering Circular by such Agent and its Affiliates to purchasers during the applicable Distribution Period (as defined in the Guidelines), shall mean that such action shall be taken as shall be necessary to ensure that the Offering Circular is delivered to purchasers of Notes promptly following the receipt thereof by such Agent and in any event before settlement of such Notes. The term "Offering Documentation", as used in the Guidelines, means the Offering Circular (but not including the documents incorporated by reference therein). Each Agent agrees to indemnify Farmer Mac, its directors, its officers, and each person, if any, who controls Farmer Mac within the meaning of Section 15 of the 1933 Act or Section 20 of the 1934 Act against any and all loss, liability, claim, damage and expense that any of them may incur or that may be made against any of them arising out of, or in relation to, or in connection with, the failure by such Agent or any of its Affiliates to observe or comply with any of the restrictions or requirements contemplated in this paragraph.

     (b) In connection with the offering and sale of the Notes, each Agent represents, warrants and agrees that it has complied and will comply with the applicable law of any jurisdiction, including, without limitation, any applicable laws, rules or regulations, and with any selling or solicitation restriction set forth in the Offering Circular at the time relating to the Notes and any applicable supplement thereto.

     15. Sales of Notes Denominated in a Currency Other Than U.S. Dollars. If at any time Farmer Mac determines to issue and sell, and any Agent determines to purchase or solicit offers to purchase, Notes denominated in a currency other than U.S. dollars, which other currency may include a composite currency, Farmer Mac and such Agent may execute and deliver to one another a Foreign Currency Amendment establishing, as appropriate, additions to and modifications of the terms of this Agreement with respect to such Notes.

     16. Amendment. This Agreement and the Exhibits hereto may be amended only by written agreement of Farmer Mac and all of the Agents party to this Agreement at such time.

     17. Applicable Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York applicable to contracts made and to be performed therein.

     18. Counterparts. This Agreement may be executed by any one or more of the parties hereto in any number of counterparts, each of which shall be deemed to be an original, but all such respective counterparts together shall constitute one and the same instrument.

     If the foregoing correctly sets forth our agreement, kindly sign and return a copy to us, whereupon it will become a binding agreement between Farmer Mac and Zions in accordance with its terms.

Dated as of:  October 1, 1998

                        Very truly yours,

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION


                           By: /s/ Nancy E. Corsiglia
                           ---------------------------
                           Name:  Nancy E. Corsiglia
                           Title: Vice President - Treasurer


The foregoing U.S. Selling Agency Agreement is confirmed, agreed to and accepted as of the date above:


Zions First National Bank


By:          /s/ Charles Loughridge Jr.
            --------------------------
            Name:  Charles Loughridge Jr.
            Title: Trading Manager

                                                               EXHIBIT A

                                 TERMS AGREEMENT
                                                         __________ , 199__

Federal Agricultural Mortgage Corporation
919 18th Street, N.W.
Washington, D.C. 20006


     The undersigned Agent agrees to purchase from you, as principal, the Notes described in the Pricing Supplement attached hereto (the "Notes") on the terms set forth therein and in the U.S. Selling Agency Agreement, dated as of October 1, 1998 (the "Agency Agreement"), to which we both are parties. The Pricing Supplement supplements the Offering Circular (as defined in the Agency Agreement), copies of which we have received. In so purchasing the Notes, we understand and agree that we are not acting as agent of Farmer Mac in the sale of the Notes.

     The commission or discount to be paid to the Agent shall be as specified in the attached Pricing Supplement.

     This Terms Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but which together shall constitute one and the same instrument.

                                          Sincerely,

                                          Zions First National Bank


                                          By:
                                                ------------------------------
                                                Name:
                                                Title:

Confirmed, accepted and agreed to as of the date first written above

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


By:
      ------------------------------------------
      Name:
      Title:

                                                                   EXHIBIT B



                                                     Commission Rate
            Term of the Note             (as a percentage of principal amount*)
            ----------------             --------------------------------------
One year to less than 2 years                             0.100%
2 years to less than 3 years                              0.125
3 years to less than 4 years                              0.150
4 years to less than 5 years                              0.175
5 years to less than 6 years                              0.200
6 years to less than 7 years                              0.225
7 years to less than 8 years                              0.250
8 years to less than 9 years                              0.250
9 years to less than 10 years                             0.250
10 years to less than 15 years                            0.300




*As a percentage of the issue price of the Note in the case of a Note issued with significant original issue discount.

                                                                 EXHIBIT C

Guidelines on Delivery of Offering Materials Relating to GSE Securities*

The following guidelines (the "Guidelines") have been established for the distribution of offering materials to investors in securities issued by the Farm Credit System, the Federal Home Loan Bank System, the Federal Agricultural Mortgage Corporation, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Student Loan Marketing Association (each, an "Issuer"). The purpose of these Guidelines is to facilitate the timely distribution of information to purchasers of Securities (as defined herein). All firms participating in the distribution of Securities are expected to follow these Guidelines. Certain capitalized terms used in these Guidelines are defined in paragraph 6.

     1. Each Principal Dealer for Securities being issued by an Issuer** should request, as promptly as practicable, that the Issuer or its agent deliver to the Principal Dealer (or, if the Issuer agrees to distribute Offering Documentation to other Dealers, to such Dealers) before settlement for that Security, a specific number of copies of the Offering Documentation. The Principal Dealer should consult with each Dealer to whom the Principal Dealer intends to sell such Securities during the applicable Distribution Period, and each such Dealer should consult with each Dealer to whom it intends to sell Securities during the applicable Distribution Period, to ensure that the number of copies the Principal Dealer requests from the Issuer includes a quantity deemed adequate by each Dealer to satisfy its obligations under these Guidelines. Each Issuer or its agent should deliver the number of copies of the Offering Documentation requested pursuant to this paragraph, and should deliver, if requested, any documents incorporated by reference in such Offering Documentation to the Principal Dealer requesting such documents (or, if the Issuer agrees to distribute Offering Documentation to other Dealers, to such Dealers). Nothing herein shall be construed to prevent an Issuer and a Principal Dealer from agreeing to any other arrangements with respect to the responsibility for duplication of Offering Documentation. Each Principal Dealer should deliver to the Dealers to whom the Principal Dealer sells Securities during the applicable Distribution Period the number of copies of the Offering Documentation requested pursuant to this paragraph, unless the Issuer agrees to deliver such copies to such Dealers.

     2. During the applicable Distribution Period, each Dealer participating in a distribution of Securities should deliver or cause to be delivered the applicable Offering Documentation to each offeree who requests such documentation and to each person or entity who purchases Securities from the Dealer. The Dealer should deliver such Offering Documentation to each purchaser of the Securities during the applicable Distribution Period as soon as it is available. If the Dealer decides to send a Confirmation before all of the Offering Documentation is available, the Dealer should note on such
          Confirmation that if not previously provided or enclosed, Offering Documentation will follow. In addition, any Dealer who receives a request from any offeree or purchaser for documents incorporated by reference in the Offering Documentation should provide such documents to such offeree or purchaser or provide information on how to obtain such documents from the Issuer. If a Dealer has previously furnished a purchaser who is not a Dealer with all or some of the applicable Offering Documentation in connection with an earlier transaction, the Dealer need not furnish another copy of the material previously furnished unless the purchaser requests an additional copy.

--------

* Developed by the Government Sponsored Enterprises identified herein and the Public Securities Association.
** With respect to securities issued by the Federal Agricultural Mortgage Corporation, only its unsecured Debt Securities shall be covered by these Guidelines.

     3. For any Single Class Security that is TBA eligible, the Dealer should note on all confirmations sent in connection with sales of such Securities during the applicable Distribution Period that additional pool information is available to each purchaser by telephoning 1-800-879-FARM for the Federal Agricultural Mortgage Corporation.

     4. All Dealers in Securities who sell such Securities during the Distribution Period should establish written policies and procedures to implement these Guidelines.

     5. Each Dealer should designate one or more contact persons or units as responsible for the distribution of Offering Documentation and make the name of such contact persons or units available to other Dealers with whom it does business in the purchase and sale of Securities to ensure efficient communication among Dealers concerning the distribution of Offering Documentation for Securities. Each Issuer should also designate one or more contact persons or units responsible for distribution of Offering Documentation for Securities.

     6. For purposes of these Guidelines, the following terms have the meanings set forth below:

          a) Act means the Securities Act of 1933, as amended from time to time.

          b) Confirmation means the written or electronic confirmation sent by a Dealer to the purchaser of a Security setting forth the terms of the sale of the Security.

          c) Dealer means any person or entity (other than an Issuer) that engages, either for all or part of such person's or entity's time, directly or indirectly, as agent, broker or principal, in the business of offering, buying, selling or otherwise dealing or trading in Securities.

          d) Debt Security means any discount note, medium-term note, debenture, bond or other general obligation (secured or unsecured) of an Issuer, including any strips of any of the foregoing.

          e)   Distribution Period means:

               i. with respect to any sale of a Debt Security by a Dealer, the period of time in which such Dealer is (a) acting as an underwriter with respect to such sale (as the term "underwriter" is defined in the Act) or (b) offering or selling Securities constituting the whole or a part of an unsold allotment to, or subscription by, or allocation to, such Dealer as a participant in the distribution of such Securities by the Issuer or by or through an underwriter (as defined in the Act);

               ii. with respect to any sale of a Single Class Security by a Dealer, from pricing of the Security until sixty (60) days after its Issue Date;

               iii. with respect to any sale of a Mortgage-Related Security by a
                    Principal Dealer, from pricing of the Security until the later of (a) ninety (90) days after the settlement date for the initial issuance of the Security or (b) the end of the period in which such Principal Dealer is (1) acting as an underwriter with respect to such sale (as the term "underwriter" is defined in the Act) or (2) offering or selling Securities of the same tranche (in case of a REMIC) or the same class (in the case of any other Mortgage-Related Security) constituting the whole or a part of an unsold allotment to, or subscription by, or allocation to such Principal Dealer as a participant in the distribution of such Securities by the Issuer or by or through an underwriter (as defined in the Act); and

               iv. with respect to any sale of a Mortgage-Related Security by a Dealer other than a Principal Dealer, from pricing of the Security until one hundred and twenty (120) days after the settlement date for the initial issuance of the Security.

     f) Issue Date means, for any Single Class Security, the first day of the calendar month that includes the settlement date for the initial issuance of the Security.

     g) Mortgage-Related Security means any security of an Issuer that is (i) a Real Estate Mortgage Investment Conduit ("REMIC"), (ii) any other security that directly or indirectly represents an interest in a pool of mortgage loans which is not a Single Class Security or (iii) a strip of any of the foregoing or of any other security that directly or indirectly represents an interest in a pool of mortgage loans.

     h) Offering Documentation means, with respect to any offering and issue of Securities, any documents prepared by an Issuer for distribution in connection with that offering of and issue of Securities (as specified by the Issuer) including all generic offering documents prepared for use in connection with such offering as well as other offerings, but, for purposes of these Guidelines, shall not include documents incorporated by reference, which are discussed elsewhere in these Guidelines.

     i) Principal Dealer means any Dealer that is acting as (i) an underwriter (as defined in the Act) for a particular issuance of Securities pursuant to an underwriting or similar agreement with the Issuer, (ii) a member of a primary selling group of the Issuer pursuant to any selling group or similar distribution agreement with the Issuer, (iii) an agent for the Issuer pursuant to any selling agency agreement with the Issuer or (iv) a Dealer engaged in a swap with the Issuer of Securities in exchange for Mortgage-Related Securities pursuant to an agreement. If the Issuer has specified that only one Dealer should contact the Issuer regarding the number of copies of Offering Documentation required for a particular issue of Securities, then for purposes of paragraph 1 above "Principal Dealer" means only such Dealer.

     j) Security means any Debt Security, Mortgage-Related Security or Single Class Security offered for sale by and issued or guaranteed by an Issuer.

     k) Single Class Security means any security that directly or indirectly represents an interest in a pool of mortgage loans where there are no securities of another class that also represent an interest in such pool.

     l) TBA eligible means that under Guidelines adopted by the Public Securities Association, the security may be the subject of a delayed delivery contract (i.e., a contract for the purchase or sale of the security with delivery to occur on an agreed upon future date) when certain terms of the contract, such as pool number, are not known as of the trade date.

                                                                  Exhibit 10.9

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                                 Discount Notes

                         Discount Note Dealer Agreement


     This DISCOUNT NOTE DEALER AGREEMENT (the "Agreement") is dated as of the 18th day of September, 1996, by and between FEDERAL AGRICULTURAL MORTGAGE CORPORATION ("Farmer Mac"), a federally charted instrumentality of the United States established by Title VIII of the Farm Credit Act of 1971, as amended, (12 U.S.C. ss.ss. 2279aa et seq. (the "Act") and ZIONS FIRST NATIONAL BANK, a national association ("Dealer").

     WHEREAS, Farmer Mac was established to attract new capital for the financing of agricultural and rural housing mortgage loans and to provide liquidity to agricultural and rural housing lenders;

     WHEREAS, Farmer Mac is intended to facilitate the development of a secondary market for qualified mortgage loans secured by first liens on agricultural real estate or rural housing and for portions of farm ownership and operating loans guaranteed by the United States acting through the Secretary of Agriculture;

     WHEREAS, from time to time, Farmer Mac intends to sell debt obligations pursuant to its authority in section 8.6(e) of the Farm Credit Act of 1971, as amended (12 U.S.C. Section 2279aa-6(e)(2) (the "Discount Notes") through members of a dealer group (the "Discount Note Dealer Group"); and

     WHEREAS, Dealer has indicated its desire to become a member of the Discount Note Dealer Group and to use its best efforts to effectuate the wide distribution of Discount Notes upon such terms as Discount Notes are offered for sale by Farmer Mac;

     NOW,  THEREFORE,  in  consideration  of the  premises  and  other  good and
valuable   consideration,   the  receipt  and   adequacy  of  which  are  hereby
acknowledged, the parties agree as follows:

      Section 1.  Certain Definitions.

     (a) Business Day: A day other than: (i) a Saturday or Sunday; (ii) a day on which the Federal Reserve Bank of New York is authorized or required by law, regulation or executive order to be closed; or (iii) a day on which the Federal Reserve Bank at which a Holder's account is maintained is authorized or obligated by law, regulation or executive order to be closed. (b) Cash Sale: As defined in Section 5.

     (c) Discount Notes: The promissory notes of Farmer Mac described in Section 2.

     (d) Discount Rate: The rate of discount applicable to establish the purchase price for a Discount Note having a specific Maturity Date.

     (e) Exchange Act: The Securities Exchange Act of 1934, as amended.

     (f) Fed Book-Entry System: The book-entry system of the Federal Reserve Banks which provides book-entry holding and settlement for U.S. dollar denominated securities issued by the U.S. Government, certain of its agencies, instrumentalities, government-sponsored enterprises and international organizations of which the United Stated is a member.

     (g) forward sale: As defined in Section 5.

     (h) Holder: The entity whose name appears on the books and records of a Federal Reserve Bank as the entity for whose account a Discount Note has been deposited.

     (i) Maturity Date: The specified date on which a Discount Note is payable.

     (j) Offering Circular: The Farmer Mac Medium-Term Notes and Discount Notes Offering Circular dated July 1, 1996 and successors thereto, as amended and supplemented from time to time.

     (k) Securities Act: The Securities Act of 1933, as amended.

     (l) Settlement Date: The date specified by Farmer Mac for payment to Farmer Mac by Dealer for, and delivery by Farmer Mac to Dealer of, the Discount Notes.

     (m) Trade Date: The date on which Farmer Mac and Dealer establish final terms applicable to an issuance of Discount Notes.

     Section 2. Description of the Discount Notes. The Discount Notes shall constitute general unsecured obligations of Farmer Mac and shall be sold at a discount from their face amount. Farmer Mac will offer Discount Notes in book-entry form through the Fed Book-Entry System in minimum amounts of $1,000 and additional integral multiples thereof. Farmer Mac will offer Discount Notes having maturities of one year or less from their date of issue.

     The face amount of each Discount Note will be payable on a Maturity Date. Farmer Mac will not offer a Discount Note having a Maturity Date on a day other than a day expected to be a Business Day. Farmer Mac reserves the right to advise the Discount Note Dealer Group by telephone of other dates that will not be acceptable as a Maturity Date for the Discount Notes.

     Although Farmer Mac may borrow up to $1,500,000,000 from the Secretary of the Treasury, subject to certain restrictions, to enable it to fulfill its guarantee obligations, Farmer Mac may not borrow from Treasury to pay debt obligations, such as the Discount Notes issued by Farmer Mac. The Discount Notes will be obligations of Farmer Mac only and are not guaranteed by and do not constitute debts or obligations of the Farm Credit Administration, the United States or any agency or instrumentality thereof other than Farmer Mac. Income from the Discount Notes has no exemption from federal, and no federal exemption from state or local, taxation. The Discount Notes are exempt from the registration requirements of the Securities Act. The Discount Notes will not be issued under an indenture, and no trustee is provided with respect to the Discount Notes.

     Farmer Mac has entered into a Fiscal Agency Agreement, dated as of June 1, 1996 (the "Fiscal Agency Agreement"), with the Federal Reserve Banks pursuant to which the Federal Reserve Banks will act as fiscal agents (collectively, the "Fiscal Agent") with respect to the Discount Notes. Farmer Mac will issue Discount Notes and establish their terms from time to time in accordance with the provisions of a Master Terms Agreement, dated as of July 1, 1996, among Farmer Mac and the Holders of the Discount Notes and the Fiscal Agency Agreement.

     Section 3. Pricing Procedures. From time to time, Farmer Mac will notify Dealer as to the approximate amount of Discount Notes to be sold during a stated period and will, in connection with authorizing Dealer to proceed with offering such Discount Notes to the public, notify Dealer as to the aggregate face amount of Discount Notes to be offered, the applicable Maturity Date(s) for such Discount Notes and the Discount Rate(s) applicable to Discount Notes having such Maturity Date(s). Farmer Mac will give such information by telephone to Dealer's designated representative. Dealer will apprise Farmer Mac of any pertinent market conditions that may affect the marketing of the Discount Notes and of the status of Dealer's marketing efforts and will, upon request, provide rate recommendations to Farmer Mac.

     Farmer Mac reserves the right, in its sole discretion and without prior notice to Dealer, to: (i) reject any offer for the purchase of Discount Notes;
(ii) allot less than the face amount of Discount Notes  requested by Dealer;  or
(iii) terminate the sale of Discount Notes at any time prior to completion of the sale on the Trade Date; provided, however, that Farmer Mac agrees that, in the event that Farmer Mac takes any such actions, it will as promptly as practicable give Dealer notice thereof. Farmer Mac reserves the right, in its sole discretion and with prior notice to Dealer, to change the Discount Rate then applicable to unissued Discount Notes of any Maturity Date. The foregoing is subject to the limitation that, in the event that Farmer Mac confirms by telephone its acceptance of an offer to purchase any Discount Note in accordance with Section 5 hereof, Farmer Mac shall be obligated to proceed with such sale.

     Section 4. Offering Procedures. Dealer shall offer for sale and sell Discount Notes purchased under this Agreement at the appropriate Discount Rates for the appropriate Maturity Dates as specified by Farmer Mac in accordance with
Section 3 hereof. Subject to the prior approval of Farmer Mac, Dealer may accept orders for delayed delivery. Without the express authorization of Farmer Mac, Dealer may not purchase Discount Notes sold by Farmer Mac to Dealer for its own account under this Agreement. Dealer may purchase Discount Notes for its own account following the commencement of trading of Discount Notes in the secondary market.

     Section 5. Transmittal of Orders and Acceptance of Offers for Discount Notes. Dealer will advise a designated representative of Farmer Mac by telephone of offers to purchase Discount Notes for either immediate or delayed delivery. Dealer shall confirm such offers with Farmer Mac as to face amount, Discount Rate, date of issue and Maturity Date, and Farmer Mac shall promptly accept or reject any such offer to purchase. Farmer Mac shall have no obligation to accept any offer to purchase Discount Notes prior to its telephone acceptance of such offer. Farmer Mac's telephone acceptance of an offer shall bind Farmer Mac and Dealer to proceed with such sale in accordance with the terms as so confirmed. Such confirmation shall occur on the Trade Date. Telephone offers for "cash sales" shall be given to Farmer Mac not later than 11:00 a.m., New York City time, on the Trade Date, and all telephone offers for "forward sales" shall be given to Farmer Mac not later than 3:00 p.m., New York City time, on the Trade Date. For purposes of this Agreement, a "cash sale" is a sale in which payment for, and issuance of, the related Discount Note is made on the Trade Date; a "forward sale" is a sale in which payment for, and issuance of, the related Discount Note is made on a Business Day after the Trade Date. A uniform delivery instruction form satisfactory to Farmer Mac shall be provided to Farmer Mac by Dealer.

     Section 6. Issuance of and Payment for Discount Notes. The Discount Notes shall be issued and may be redeemed by Farmer Mac. Issuance of, and payment for, Discount Notes shall occur by approximately 2:00 p.m., New York City time on the Settlement Date. Delivery of the Discount Notes shall be made against payment of the purchase price therefor in immediately available funds payable to the account of Farmer Mac through the Fed Book-Entry System. Failure of Dealer to make payment on the Settlement Date for the Discount Notes allotted to Dealer shall result in a charge to Dealer for accrued interest on the aggregate unpaid principal of the Discount Notes for which payment was not made on the Settlement Date, calculated on a daily basis to the date of payment, at a per annum rate equal to: (i) the Discount Rate applicable to such Discount Notes plus (ii) the concession to Dealer as described in Section 7 herein; provided, however, that no such charge will be made to Dealer in the event that (A) Farmer Mac fails to deliver the Discount Notes on the Settlement Date, or (B) Dealer fails to receive the Discount Notes by 3:00 p.m. on the Settlement Date. In the event settlement does not occur on the date otherwise scheduled therefor, settlement shall be automatically rescheduled for the following Business Day. On the Maturity Date, Farmer Mac will make payment of the face amount of the Discount Notes by prompt payment of immediately available funds to the Fiscal Agent for prompt payment to the Holder of the Discount Notes. In the event that the Maturity Date for a Discount Note is not a Business Day, the Maturity Date shall be the next succeeding Business Day.

     Section 7. Concession. Farmer Mac agrees to allow a concession to Dealer of ..05% of the face amount of the Discount Notes sold by Dealer. Dealer may deduct the amount of the concession from the gross amount owed to Farmer Mac by Dealer in respect of such Discount Notes. The concession may be withheld in whole or in part as to Dealer at Farmer Mac's discretion upon Farmer Mac's determination that the offering or sale of Discount Notes by Dealer is in violation of the terms hereof or is otherwise improper. No other concessions or other amounts will be paid to Dealer. The amount of the concession may be changed by Farmer Mac from time to time in its sole discretion. Farmer Mac shall notify Dealer at least five (5) Business Days prior to the effective date of any such change.

     Section 8. Secondary Market. Dealer shall use its best efforts to offer for sale and to sell Discount Notes purchased under this Agreement and to maintain an orderly secondary market for the Discount Notes. Dealer agrees to provide, on a continuous basis, bid and ask prices for the Discount Notes and to quote such prices in the secondary market. All such prices shall be quoted by observing the standards and principles of the industry and at a price that is fair, taking into consideration all relevant circumstances, including market conditions at the time of the transaction regarding the Discount Notes and similar securities. Any bid and ask price quoted by Dealer may be published by Farmer Mac. No later than the fifth Business Day of each month, Dealer shall submit a written report to Farmer Mac, in a form mutually acceptable to Farmer Mac and Dealer, of its purchases and sales of Discount Notes in the secondary market during the previous month. Dealer shall also be responsible for continually advising Farmer Mac of conditions and developments in the secondary market that may have an effect on the price or marketability of the Discount Notes.

     Section 9. Offering Material. Dealer will not make any representations or give any information in connection with the offering and sale of the Discount Notes other than those contained in the current Offering Circular and any other descriptive materials relating to the Notes (a) furnished to Dealer by Farmer Mac or (b) approved by Farmer Mac in writing prior to their use.

     Dealer represents, warrants and agrees that Dealer (and any of its affiliates) will comply with the Guidelines on Delivery of Offering Materials Relating to Securities of Government-Sponsored Enterprises, a copy of which is attached hereto as Exhibit A (the "Guidelines"), and will maintain quality control procedures relating to its compliance with the Guidelines. The phrase "as soon as it is available," as used in Paragraph 2 of the Guidelines with respect to delivery of the Offering Circular by such Dealer (and its affiliates) to purchasers during the applicable Distribution Period (as defined in the Guidelines), shall mean that such action shall be taken as shall be necessary to ensure that the Offering Circular is delivered to purchasers of Discount Notes promptly following the receipt thereof by Dealer and in any event before settlement of such Discount Notes. The term "Offering Documentation," as used in the Guidelines, means the Offering Circular (but not including the documents incorporated by reference therein). Dealer agrees to indemnify Farmer Mac, its directors, its officers, and each person, if any, who controls Farmer Mac within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act against any and all loss, liability, claim, damage and expense that any of them may incur or that may be made against any of them arising out of, or in relation to, or in connection with, the failure by Dealer (or any of its affiliates) to observe or comply with any of the restrictions or requirements contemplated in this paragraph.

     Section 10. Expenses. Farmer Mac shall pay all expenses incurred by Farmer Mac in connection with the matters contemplated by this Agreement and in connection with the matters herein to be performed by Farmer Mac, including all expenses in connection with the preparation, printing and delivery to Dealer of the Offering Circular and the fees and expenses of its own counsel and accountants. Dealer shall have no authority to obligate Farmer Mac or the Fiscal Agent for any expenses incurred by Dealer. Farmer Mac shall not be liable for any expenses incurred by Dealer in connection with the purchase and sale of Discount Notes, and Dealer agrees to pay its expenses relating to the performance of its obligations under this Agreement.

     Section 11. Maturity Schedule. Farmer Mac will maintain a record of the aggregate face amount of Discount Notes outstanding, each future Maturity Date of outstanding Discount Notes and the aggregate face amount of Discount Notes due on each such Maturity Date. When requested, Farmer Mac will advise Dealer of such amounts and dates.

     Section 12. Representations, Warranties and Covenants of Dealer and Farmer Mac.


     (a)  Dealer hereby represents, warrants and covenants to Farmer Mac that:

               (i) Dealer shall be solely responsible for determining the application of federal and state laws with respect to Dealer's ability to sell, offer for sale or induce the purchase of Discount Notes and for complying with such laws, notwithstanding any information which may be furnished by Farmer Mac relating to this matter. Dealer represents and warrants that Dealer is and shall remain in compliance with the laws of any jurisdiction in which Dealer sells, offers for sale or induces the purchase of Discount Notes.

               (ii) Dealer shall not offer or sell Discount Notes to any type of investor in any jurisdiction which requires that any such offer or sale to such type of investor be made only by a person registered or licensed as a broker or dealer in such jurisdiction unless Dealer and its relevant representatives are so registered or licensed.

               (iii)By execution of this Agreement, Dealer has received a copy of the then current Offering Circular.

               (iv) In connection with the offer or sale of Discount Notes, Dealer shall not give any information or make any representations with respect to the Discount Notes not contained in the current Offering Circular or in any documents incorporated therein by reference.

          (b) Farmer Mac hereby represents, warrants and covenants to Dealer as of the date hereof and as of each Trade Date and Settlement Date with respect to an offering of Discount Notes that:

               (i) Farmer Mac is duly organized and validly existing as a federally chartered instrumentality of the United States.

               (ii) This Agreement has been duly authorized, executed and delivered by Farmer Mac.

               (iii)The  Discount Notes have been duly authorized by Farmer Mac, and each Discount Note, when its terms have been established, and it has been issued, authenticated and delivered pursuant to this Agreement and the Fiscal Agency Agreement, will constitute a valid and legally binding obligation of Farmer Mac enforceable in accordance with its terms, subject, as to enforcement, to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.

               (iv) The Offering Circular (including the documents incorporated by reference therein) does not include any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances in which they were made, not misleading.

               (v) No consent, approval, authorization, order, registration or qualification of or with any court or any regulatory authority or other governmental agency or body (including the Securities and Exchange Commission), except as may have otherwise been previously obtained (other than in connection or compliance with the securities or "blue sky" laws of any jurisdiction), is required for or in connection with the issuance, offer or sale of the Discount Notes by Farmer Mac in accordance with the terms of this Agreement or for the consummation of the transactions contemplated by this Agreement, the Fiscal Agency Agreement, the Offering Circular or the Discount Notes.

     Section 13. Indemnification. Dealer agrees to indemnify and hold Farmer Mac harmless from and against any losses, liabilities, damages or claims (or actions in respect thereof) to which it may become subject insofar as such losses, liabilities, damages or claims (or actions in respect thereof) arise out of or relate to the making by Dealer of any representation or the giving by Dealer of any information in connection with the offering or sale of the Discount Notes that is not contained in the Offering Circular, the documents incorporated therein by reference, and any other descriptive material relating to the Discount Notes furnished to Dealer by Farmer Mac or approved by Farmer Mac in writing prior to their use. Dealer further agrees to reimburse Farmer Mac for any legal or other expense reasonably incurred by Farmer Mac in connection with investigation of or defending any such losses, liabilities, damages, claims or actions as such expenses are incurred. Farmer Mac agrees to give prompt written notice to Dealer of any claim or the commencement of any action as to which indemnification will be requested. Dealer will not be liable, under this Section 13, in any case in which any such loss, liability, damage or claim arises out of or is based upon any untrue statement or alleged untrue statement of a material fact contained in the Offering Circular, any supplement or amendment thereto or any documents incorporated by reference therein, or arises out of or is based upon the omission, or alleged untrue statement of a material fact contained in the Offering Circular, any supplement or amendment thereto or any documents incorporated by reference therein, or arises out of or is based upon the omission or alleged omission to state therein a material fact necessary to make the statement therein, in the light of the circumstances under which they are made, not misleading, on the part of Farmer Mac in information provided Dealer specifically for use in connection with the preparation of the Offering Circular. Dealer's obligation under this Section 13 shall be in addition to any liability that Dealer may otherwise have and shall extend, upon the same terms and conditions, to each director, officer, and person, if any, who controls Farmer Mac within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act.

     Section 14. Non-Exclusivity. Dealer acknowledges that the Discount Note Dealer Group includes a number of members, and that the composition of the Discount Note Dealer Group may be changed by Farmer Mac from time to time without prior notice to Dealer. Any change in the composition of the Discount Note Dealer Group shall not affect the rights and obligations of Farmer Mac and Dealer under this Agreement.

     Section 15. Authorized Personnel. Dealer and Farmer Mac shall exchange, from time to time, and shall maintain as current as reasonably practicable, a list of personnel involved with the sale of the Discount Notes, such list to designate the respective areas of responsibility of each person.

     Section 16. Effective Date. This Agreement shall be effective as of the date set forth above and shall be applicable to all purchases and sales of Discount Notes having a Trade Date on or after the date set forth above. Any purchase or sale of Discount Notes having a Trade Date prior to the date set forth above shall be governed by the terms and provisions of the agreement between Dealer and Farmer Mac in effect on such Trade Date.

     Section 17. Amendment. This Agreement may not be amended or modified in any manner except by written agreement signed by both parties hereto.

     Section 18. Termination. Either party to this Agreement may terminate this Agreement, at its sole option, by giving written notice to the other party. Any such termination shall be effective immediately upon receipt, but shall not affect any obligation of the parties outstanding at the time of termination.

     Section 19. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York, applicable to contracts made and to be performed therein.

     Section 20. Entire Agreement. This Agreement constitutes the entire understanding of the parties with respect to sale and distribution of the Discount Notes, except as provided in Section 17 hereof, and supersedes all other agreements, covenants, representations, warranties, understandings and communications between the parties, whether oral or written.

     Section 21. Notice. Written notice required to be given pursuant to this Agreement shall be sent, if to Farmer Mac, 919 18th Street, N.W., Suite 200, Washington, D.C. 20006, telecopier (202) 872-7713, and to the attention of Farmer Mac's Treasurer, and if to Dealer, to One South Main Street, Suite 1340, Salt Lake City, Utah 84111 and to the attention of Scott R. Burnett. Notice shall be effective upon actual receipt or refusal thereof.

     Section 22. Successors. This Agreement shall be binding upon and inure to the benefits of the parties hereto and their respective successors and assigns.

     Section 23. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original hereof.

     Section 24. Assignment. This Agreement shall not be assignable by either party without the consent of the other party.

     Section 25. Section Headings. Section headings are for convenience only and shall not be construed as part of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION


                          By: __/s/ Nancy E. Corsiglia
                          ----------------------------
                              Nancy E. Corsiglia
                              Treasurer



                        ZIONS FIRST NATIONAL BANK


                        By:   /s/ Scott R. Burnett
                             -------------------------
                              Scott R. Burnett
                              Vice President

                                                             Exhibit 10.10
(Multicurrency-Cross Border)

                                     ISDA(R)

                 International Swap Dealers Association. Inc.

                                MASTER AGREEMENT

                            dated as of June 26, 1997

     Zions First National Bank and Federal Agricultural Mortgage Corporation

have entered and/or anticipate entering into one or more transactions (each a "Transaction") that are or will be governed by this Master Agreement, which includes the schedule (the "Schedule"), and the documents and other confirming evidence (each a "Confirmation") exchanged between the parties confirming those Transactions.

Accordingly, the parties agree as follows:

     1. Interpretation

(a) Definitions. The terms defined in Section 14 and in the Schedule will have the meanings therein specified for the purpose of this Master Agreement.

(b) Inconsistency. In the event of any inconsistency between the provisions of the Schedule and the other provisions of this Master Agreement, the Schedule will prevail. In the event of any inconsistency between the provisions of any Confirmation and this Master Agreement (including the Schedule), such Confirmation will prevail for the purpose of the relevant Transaction.

(c) Single Agreement. All Transactions are entered into in reliance on the fact that this Master Agreement and all Confirmations form a single agreement between the parties (collectively referred to as this -Agreement), and the parties would not otherwise enter into any Transactions.

     2. Obligations

(a) General Conditions.

     (i) Each party will make each payment or delivery specified in each Confirmation to be made by it, subject to the other provisions of this Agreement.

     (ii) Payments under this Agreement will be made on the due date for value on that date in the place or the account specified in the relevant Confirmation or otherwise pursuant to this Agreement, in freely transferable funds and in the manner customary for payments in the required currency. Where settlement is by delivery (that is, other than by payment), such delivery will be made for receipt on the due date in the manner customary for the relevant obligation unless otherwise specified in the relevant Confirmation or elsewhere in this Agreement.

     (iii) Each obligation of each party under Section 2(a)(i) is subject to (1) the condition precedent that no Event of Default or Potential Event of Default with respect to the other party has occurred and is continuing, (2) the condition precedent that no Early Termination Date in respect of the relevant Transaction has occurred or been effectively designated and (3) each other applicable condition precedent specified in this Agreement.

(b) Change of Account. Either party may change its account for receiving a payment or delivery by giving notice to the other party at least five Local Business Days prior to the scheduled date for the payment or delivery to which such change applies unless such other party gives timely notice of a reasonable objection to such change.

(c) Netting. If on any date amounts would otherwise be payable:-

      (i) in the same currency; and

      (ii) in respect of the same Transaction.

by each party to the other, then, on such date, each party's obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount.

The parties may elect in respect of two or more Transactions that a net amount will be determined in respect of all amounts payable on the same date in the same currency in respect of such Transactions, regardless of whether such amounts are payable in respect of the same Transaction. The election may be made in the Schedule or a Confirmation by specifying that subparagraph (ii) above will not apply to the Transactions identified as being subject to the election, together with the starting date (in which case subparagraph (ii) above will not, or will cease to, apply to such Transactions from such date). This election may be made separately for different groups of Transactions and will apply separately to each pairing of Offices through which the parties make and receive payments or deliveries.

(d)   Deduction or Withholding for Tax.

     (i) Gross-Up. All payments under this Agreement will be made without any deduction or withholding for or on account of any Tax unless such deduction or withholding is required by any applicable law, as modified by the practice of any relevant governmental revenue authority, then in effect. If a party is so required to deduct or withhold, then that party ("X") will:

          (1) promptly notify the other party ("Y") of such requirement;

          (2) pay to the relevant authorities the full amount required to be deducted or withheld (including the full amount required to be deducted or withheld from any additional amount paid by X to Y under this Section 2(d)) promptly upon the culler of determining that such deduction or withholding is required or receiving notice that such amount has been assessed against Y;

          (3) promptly forward to Y an official receipt (or a certified copy), or other documentation reasonably acceptable to Y, evidencing such payment to such authorities; and

     (4) if such Tax is an Indemnif`iable Tax, pay to Y, in addition to the payment to which Y is otherwise entitled under this Agreement, such additional amount as is necessary to ensure that the net amount actually received by Y (free and clear of Indemnifiable Taxes, whether assessed against X or Y) will equal the full amount Y would have received had no such deduction or withholding been required. However, X will not be required to pay any additional amount to Y to the extent that it would not be required to be paid but for:

                    (A) the failure by Y to comply with or perform any agreement contained in Section 4(a)(i), 4(a)(iii) or 4(d); or

     (B) the failure of a representation made by Y pursuant to Section 3(f) to be accurate and true unless such failure would not have occurred but for (I) any action taken by a taxing authority, or brought in a court of competent jurisdiction, on or after the date on which a Transaction is entered into (regardless of whether such action is taken or brought with respect to a party to this Agreement) or (II) a Change in Tax Law.

(ii) Liability. If:-

(1) X is required by any applicable law, as modified by the practice of any relevant governmental revenue authority, to make any deduction or withholding in respect of which X would not be required to pay an additional amount to Y under
Section 2(d)(i)(4);

(2) X does not so deduct or withhold; and

(3) a liability resulting from such Tax is assessed directly against X,

then, except to the extent Y has satisfied or then satisfies the liability resulting from such Tax, Y will promptly pay to X the amount of such liability (including any related liability for interest, but including any related liability for penalties only if Y has failed to comply with or perform any agreement contained in Section 4(a)(i), 4(a)(iii) or 4(d)).

(e) Default Interest; Other Amounts. Prior to the occurrence or effective designation of an Early Termination Date in respect of the relevant Transaction, a party that defaults in the performance of any payment obligation will, to the extent permitted by law and subject to Section 6(c), be required to pay interest (before as well as after judgment) on the overdue amount to the other party on demand in the same currency as such overdue amount, for the period from (and including) the original due date for payment to (but excluding) the date of actual payment, at the Default Rate. Such interest will be calculated on the basis of daily compounding and the actual number of days elapsed. If, prior to the occurrence or effective designation of an Early Termination Date in respect of the relevant Transaction, a party defaults in the performance of any obligation required to be settled by delivery, it will compensate the other party on demand if and to the extent provided for in the relevant Confirmation or elsewhere in this Agreement.



3.    Representations

Each party represents to the other party (which representations will be deemed to be repeated by each party on each date on which a Transaction is entered into and, in the case of the representations in Section 3(f), at all times until the termination of this Agreement) that:

(a)   Basic Representations.

     (i) Status. It is duly organised and validly existing under the laws of the jurisdiction of its organisation or incorporation and, if relevant under such laws, in good standing;

     (ii) Powers. It has the power to execute this Agreement and any other documentation relating to this Agreement to which it is a party, to deliver this Agreement and any other documentation relating to this Agreement that it is required by this Agreement to deliver and to perform its obligations under this Agreement and any obligations it has under any Credit Support Document to which it is a party and has taken all necessary action to authorise such execution, delivery and performance;

     (iii) No Violation or Conflict. Such execution, delivery and performance do not violate or conflict with any law applicable to it, any provision of its constitutional documents, any order or judgment of any court or other agency of government applicable to it or any of its assets or any contractual restriction binding on or affecting it or any of its assets;

     (iv) Consents. All governmental and other consents that are required to have been obtained by it with respect to this Agreement or any Credit Support Document to which it is a party have been obtained and are in full force and effect and all conditions of any such consents have been complied with; and

     (v) Obligations Binding. Its obligations under this Agreement and any Credit Support Document to which it is a party constitute its legal, valid and binding obligations, enforceable in accordance with their respective terms (subject to applicable bankruptcy, reorganisation, insolvency, moratorium or similar laws affecting creditors' rights generally and subject, as to enforceability, to equitable principles of general application (regardless of whether enforcement is sought in a proceeding in equity or at law)).

(b) Absence of Certain Events. No Event of Default or Potential Event of Default or, to its knowledge, Termination Event with respect to it has occurred and is continuing and no such event or circumstance would occur as a result of its entering into or performing its obligations under this Agreement or any Credit Support Document to which it is a party.

(c) Absence of Litigation. There is not pending or, to its knowledge, threatened against it or any of its Affiliates any action, suit or proceeding at law or in equity or before any court, tribunal, governmental body, agency or official or any arbitrator that is likely to affect the legality, validity or enforceability against it of this Agreement or any Credit Support Document to which it is a party or its ability to perform its obligations under this Agreement or such Credit Support Document.

(d) Accuracy of Specified Information. All applicable information that is furnished in writing by or on behalf of it to the other party and is identified for the purpose of this Section 3(d) in the Schedule is, as of the date of the information, true, accurate and complete in every material respect.

(e) Payer Tax Representation. Each representation specified in the Schedule as being made by it for the purpose of this Section 3(e) is accurate and true.

(f) Payee Tax Representations. Each representation specified in the Schedule as being made by it for the purpose of this Section 3(f) is accurate and true.

4. Agreements

Each party agrees with the other that, so long as either party bas or may have any obligation under this Agreement or under any Credit Support Document to which it is a party:

(a) Furnish Specified Information. It will deliver to the other party or, in certain cases under subparagraph (iii) below, to such government or taxing authority as the other party reasonably directs:

(i) any forms, documents or certificates relating to taxation specified in the Schedule or any Confirmation;

(ii) any other documents specified in the Schedule or any Confirmation; and

(iii) upon reasonable demand by such other party, any form or document that may be required or reasonably requested in writing in order to allow such other party or its Credit Support Provider to make a payment under this Agreement or any applicable Credit Support Document without any deduction or withholding for or on account of any Tax or with such deduction or withholding at a reduced rate (so long as the completion, execution or submission of such form or document would not materially prejudice the legal or commercial position of the party in receipt of such demand), with any such form or document to be accurate and completed in a manner reasonably satisfactory to such other party and to be executed and to be delivered with any reasonably required certification, in each case by the date specified in the Schedule or such Confirmation or, if none is specified, as soon as reasonably practicable.

(b) Maintain Authorisations. It will use all reasonable efforts to maintain in full force and effect all consents of any governmental or other authority that are required to be obtained by it with respect to this Agreement or any Credit Support Document to which it is a party and will use all reasonable efforts to obtain any that may become necessary in the future.

(c Comply with Laws. It will comply in all material respects with all applicable laws and orders to which it may be subject if failure so to comply would materially impair its ability to perform its obligations under this Agreement or any Credit Support Document to which it is a party.

(d) Tax Agreement. It will give notice of any failure of a representation made by it under Section 3(f), to be accurate and true promptly upon learning of such failure.

(e) Payment of Stamp Tax. Subject to Section 11, it will pay any Stamp Tax levied or imposed upon it or in respect of its execution or performance of this Agreement by a jurisdiction in which it is incorporated, organised, managed and controlled, or considered to have its seat, or in which a branch or office through which it is acting for the purpose of this Agreement is located ("Stamp Tax Jurisdiction") and will indemnify the other party against any Stamp Tax levied or imposed upon the other party or in respect of the other party's execution or performance of this Agreement by any such Stamp Tax Jurisdiction which is not also a Stamp Tax Jurisdiction with respect to the other party.

5. Events or Default and Termination Events

(a) Events of Default. The occurrence at any time with respect to a party or, if applicable, any Credit Support Provider of such party or any Specified Entity of such party of any of the following events constitutes an event of default (an "Event of Default") with respect to such party:

(i) Failure to Pay or Deliver. Failure by the party to make, when due, any payment under this Agreement or delivery under Section 2(a)(i) or 2(e) required to be made by it if such failure is not remedied on or before the third Local Business Day after notice of such failure is given to the party;

(ii) Breach of Agreement. Failure by the party to comply with or perform any agreement or obligation (other than an obligation to make any payment under this Agreement or delivery under Section 2(a)(i) or 2(e) or to give notice of a Termination Event or any agreement or obligation under Section 4(a)(i), 4(a)(iii) or 4(d)) to be complied with or performed by the party in accordance with this Agreement if such failure is not remedied on or before the thirtieth day after notice of such failure is given to the party;

(iii) Credit Support Default.

(1) Failure by the party or any Credit Support Provider of such party to comply with or perform any agreement or obligation to be complied with or performed by it in accordance with any Credit Support Document if such failure is continuing after any applicable grace period has elapsed;

(2) the expiration or termination of such Credit Support Document or the failing or ceasing of such Credit Support Document to be in full force and effect for the purpose of this Agreement (in either case other than in accordance with its terms) prior to the satisfaction of all obligations of such party under each Transaction to which such Credit Support Document relates without the written consent of the other party, or

(3) the party or such Credit Support Provider disaffirms, disclaims, repudiates or rejects, in whole or in part, or challenges the validity of, such Credit Support Document;

(iv) Misrepresentation. A representation (other than a representation under Section 3(e) or (f)) made or repeated or deemed to have been made or repeated by the party or any Credit Support Provider of such party in this Agreement or any Credit Support Document proves to have been incorrect or misleading in any material respect when made or repeated or deemed to have been made or repeated;

(v) Default under Specified Transaction. The party, any Credit Support Provider of such party or any applicable Specified Entity of such party (1) defaults under a Specified Transaction and, after giving effect to any applicable notice requirement or grace period, there occurs a liquidation of, an acceleration of obligations under, or an early termination of, that Specified Transaction, (2) defaults, after giving effect to any applicable notice requirement or grace period, in making any payment or delivery due on the last payment, delivery or exchange date of, or any payment on early termination of, a Specified Transaction (or such default continues for at least three Local Business Days if there is no applicable notice requirement or grace period) or (3) disaffirms, disclaims, repudiates or rejects, in whole or in part, a Specified Transaction (or such action is taken by any person or entity appointed or empowered to operate it or act on its behalf);

(vi) Cross Default. If "Cross Default" is specified in the Schedule as applying to the party, the occurrence or existence of (1) a default, event of default or other similar condition or event (however described) in respect of such party, any Credit Support Provider of such party or any applicable Specified Entity of such party under one or more agreements or instruments relating to Specified Indebtedness of any of them (individually or collectively) in an aggregate amount of not less than the applicable Threshold Amount (as specified in the Schedule) which has resulted in such Specified Indebtedness becoming, or becoming capable at such time of being declared, due and payable under such agreements or instruments, before it would otherwise have been due and payable or (2) a default by such party, such Credit Support Provider or such Specified Entity (individually or collectively) in making one or more payments on the due date thereof in an aggregate amount of not less than the applicable Threshold Amount under such agreements or instruments (after giving effect to any applicable notice requirement or grace period);

(vii) Bankruptcy. The party, any Credit Support Provider of such party or any applicable Specified Entity of such party:

(1) is dissolved (other than pursuant to a consolidation, amalgamation or merger); (2) becomes insolvent or is unable to pay its debts or fails or admits in writing its inability generally to pay its debts as they become due; (3) makes a general assignment, arrangement or composition with or for the benefit of its creditors; (4) institutes or his instituted against it a proceeding seeking a judgment of insolvency or bankruptcy or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors' rights, or a petition is presented for its winding-up or liquidation, and, in the case of any such proceeding or petition instituted or presented against it, such proceeding or petition (A) results in a judgment of insolvency or bankruptcy or the entry of an order for relief or the making of an order for its winding-up or liquidation or (B) is not dismissed, discharged, stayed or restrained in each case within 30 days of the institution or presentation thereof; (5) bas a resolution passed for its winding-up, official management or liquidation (other than pursuant to a consolidation, amalgamation or merger); (6) seeks or becomes subject to the appointment of an administrator, provisional liquidator, conservator, receiver, trustee, custodian or other similar official for it or for all or substantially all its assets; (7) has a secured party take possession of all or substantially all its assets or has a distress, execution, attachment, sequestration or other legal process levied, enforced or sued on or against all or substantially all its assets and such secured party maintains possession, or any such process is not dismissed, discharged, stayed or restrained, in each case within 30 days thereafter; (8) causes or is subject to any event with respect to it which, under the applicable laws of any jurisdiction, bas an analogous effect to any of the events specified in clauses (1) to (7) (inclusive); or (9) takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the foregoing acts; or

(viii) Merger Without Assumption. The party or any Credit Support Provider of such party consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, another entity and, at the time of such consolidation, amalgamation, merger or transfer:-

(1) the resulting, surviving or transferee entity fails to assume all the obligations of such party or such Credit Support Provider under this Agreement or any Credit Support Document to which it or its predecessor was a party by operation of law or pursuant to an agreement reasonably satisfactory to the other party to this Agreement; or

(2) the benefits of any Credit Support Document fail to extend (without the consent of the other party) to the performance by such resulting, surviving or transferee entity of its obligations under this Agreement.

(b) Termination Events. The occurrence at any time with respect to a party or, if applicable, any Credit Support Provider of such party or any Specified Entity of such party of any event specified below constitutes an illegality if the event is specified in (i) below, a Tax Event if the event is specified in (ii) below or a Tax Event Upon Merger if the event is specified in (iii) below, and, if specified to be applicable, a Credit Event Upon Merger if the event is specified pursuant to (iv) below or an Additional Termination Event if the event is specified pursuant to (v) below:-

(i) Illegality. Due to the adoption of, or any change in, any applicable law after the date on which a Transaction is entered into, or due to the promulgation of, or any change in, the interpretation by any court, tribunal or regulatory authority with competent jurisdiction of any applicable law after such date, it becomes unlawful (other than as a result of a breach by the party of Section 4(b)) for such party (which will be the Affected Party):

(1) to perform any absolute or contingent obligation to make a payment or delivery or to receive a payment or delivery in respect of such Transaction or to comply with any other material provision of this Agreement relating to such Transaction; or

(2) to perform, or for any Credit Support Provider of such party to perform, any contingent or other obligation which the party (or such Credit Support Provider) has under my Credit Support Document relating to such Transaction;

(ii) Tax Event. Due to (x) any action taken by a taxing authority, or brought in a court of competent jurisdiction, on or after the date on which a Transaction is entered into (regardless of whether such action is taken or brought with respect to a party to this Agreement) or (y) a Change in Tax Law, the party (which will be the Affected Party) will, or there is a substantial likelihood that it will, on the next succeeding Scheduled Payment Date (1) be required to pay to the other party an additional amount in respect of an Indemnifiable Tax under Section 2(d)(i)(4) (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) or (2) receive a payment from which an amount is required to be deducted or withheld for or on account of a Tax (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) and no additional amount is required to be paid in respect of such Tax under Section 2(d)(i)(4) (other than by reason of Section 2(d)(i)(4)(A) or (B));

(iii) Tax Event Upon Merger. The party (the "Burdened Party") on the next succeeding Scheduled Payment Date will either (1) be required to pay an additional amount in respect of an Indemnifiable Tax under-Section 2(d)(i)(4) (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) or (2) receive a payment from which an amount has been deducted or withheld for or on account of any Indemnifiable Tax in respect of which the other party is not required to pay an additional amount (other than by reason of Section 2(d)(i)(4)(A) or (B)), in either case as a result of a party consolidating or amalgamating with, or merging with or into, or transferring all or substantially all its assets to, another entity (which will be the Affected Party) where such action does not constitute an event described in Section 5(a)(viii);

(iv) Credit Event Upon Merger. If "Credit Event Upon Merger" is specified in the Schedule as applying to the party, such party (-X-), any Credit Support Provider of X or any applicable Specified Entity of X consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, another entity and such action does not constitute an event described in Section 5(a)(viii) but the creditworthiness of the resulting, surviving or transferee entity is materially weaker than that of X, such Credit Support Provider or such Specified Entity, as the case may be, immediately prior to such action (and, in such event, X or its successor or transferee, as appropriate, will be the Affected Party); or

(v) Additional Termination Event. If any "Additional Termination Event" is specified in the Schedule or any Confirmation as applying, the occurrence of such event (and, in such event, the Affected Party or Affected Parties shall be as specified for such Additional Termination Event in the Schedule or such Confirmation).

(c) Event of Default and Illegality. If an event or circumstance which would otherwise constitute or give rise to an Event of Default also constitutes an Illegality, it will be created as an Illegality and will not constitute an Event of Default.

6. Early Termination

(a) Right to Terminate Following Event of Default. If at any time an Event of Default with respect to a party (the "Defaulting Party") has occurred and is then continuing, the other party (the "Non-defaulting Party") may, by not more than 20 days notice to the Defaulting Party specifying the relevant Event of Default, designate a day not earlier than the day such notice is effective as in Early Termination Date in respect of all outstanding Transactions. If, however, "Automatic Early Termination" is specified in the Schedule as applying to a party, then an Early Termination Date in respect of all outstanding Transactions will occur immediately upon the occurrence with respect to such party of an Event of Default specified in Section 5(a)(vii)(1), (3), (5), (6) or, to the extent analogous thereto, (8), and as of the time immediately preceding the institution of the relevant proceeding or the presentation of the relevant petition upon the occurrence with respect to such party of an Event of Default specified in Section 5(a)(vii)(4) or, to the extent analogous thereto, (8).

(b) Right to Terminate Following Termination Event.

(i) Notice. If a Termination Event occurs, an Affected Party will, promptly upon becoming aware of it, notify the other party, specifying the nature of that Termination Event and each Affected Transaction and will also give such other information about that Termination Event as the other party may reasonably require.

(ii) Transfer to Avoid Termination Event. If either an Illegality under Section 5(b)(i)(1) or a Tax Event occurs and there is only one Affected Party, or if a Tax Event Upon Merger occurs and the Burdened Party is the Affected Party, the Affected Party will, as a condition to its right to designate in Early Termination Date under Section 6(b)(iv), use all reasonable efforts (which will not require such party to incur a loss, excluding immaterial, incidental expenses) to transfer within 20 days after it gives notice under Section 6(b)(i) all its rights and obligations under this Agreement in respect of the Affected Transactions to another of its Offices or Affiliates so that such Termination Event ceases to exist.

If the Affected Party is not able to make such a transfer it will give notice to the other party to that effect within such 20 day period, whereupon the other party may effect such a transfer within 30 days after the notice is given under
Section 6(b)(i).

Any such transfer by a party under this Section 6(b)(ii) will be subject to and conditional upon the prior written consent of the other party, which consent will not be withheld if such other party's policies in effect at such time would permit it to enter into transactions with the transferee on the terms proposed.

(iii) Two Affected Parties. If an Illegality under Section 5(b)(i)(1)) or a Tax Event occurs and there are two Affected Parties, each party will use all reasonable efforts to reach agreement within 30 days after notice thereof is given under Section 6(b)(i) on action to avoid that Termination Event.

(iv) Right to Terminate. If:-

(1) a transfer under Section 6(b)(ii) or an agreement under Section 6(b)(iii), as the case may be, has not been effected with respect to all Affected Transactions within 30 days after an Affected Party gives notice under Section 6(b)(i); or

(2) an Illegality under Section 5(b)(i)(2), a Credit Event Upon Merger or an Additional Termination Event occurs, or a Tax Event Upon Merger occurs and the Burdened Party is not the Affected Party,

either party in the case of an Illegality, the Burdened Party in the case of a Tax Event Upon Merger, any Affected Party in the case of a Tax Event or an Additional Termination Event if there is more than one Affected Party, or the party which is not the Affected Party in the case of a Credit Event Upon Merger or an Additional Termination Event if there is only one Affected Party may, by not more than 20 days notice to the other party and provided that the relevant Termination Event is then continuing, designate a day not earlier than the day such notice is effective as an Early Termination Date in respect of all Affected Transactions.

(c) Effect of Designation.

(i) If notice designating an Early Termination Date is given under Section 6(a) or (b), the Early Termination Date will occur on the date so designated, whether or not the relevant Event of Default or Termination Event is then continuing.

(ii) Upon the occurrence or effective designation of an Early Termination Date, no further payments or deliveries under Section 2(a)(i) or 2(e) in respect of the Terminated Transactions will be required to be made, but without prejudice to the other provisions of this Agreement. The amount, if any, payable in respect of an Early Termination Date shall be determined pursuant to Section 6(e).

(d) Calculations.

(i) Statement. On or as soon as reasonably practicable following the occurrence of an Early Termination Date, each party will make the calculations on its part, if any, contemplated by Section 6(e) and will provide to the other party a statement (1) showing, in reasonable detail, such calculations (including all relevant quotations and specifying any amount payable under Section 6(e)) and
(2) giving details of the relevant account to which any amount payable to it is to be paid. In the absence of written confirmation from the source of a quotation obtained in determining a Market Quotation, the records of the party obtaining such quotation will be conclusive evidence of the existence and accuracy of such quotation.

(ii) Payment Date. An amount calculated as being due in respect of any Early Termination Date under Section 6(e) will be payable on the day that notice of the amount payable is effective (in the case of an Early Termination Date which is designated or occurs as a result of an Event of Default) and on the day which is two Local Business Days after the day on which notice of the amount payable is effective (in the case of an Early Termination Date which is designated as a result of a Termination Event). Such amount will be paid together with (to the extent permitted under applicable law) interest thereon (before as well as after judgment) in the Termination Currency, from (and including) the relevant Early Termination Date to (but excluding) the date such amount is paid, at the Applicable Rate. Such interest will be calculated on the basis of daily compounding and the actual number of days elapsed.

(e) Payments on Early Termination. If an Early Termination Date occurs, the following provisions shall apply based on the parties' election in the Schedule of a payment measure, either "Market Quotation" or "Loss", and a payment method, either the "First Method- or the "Second Method". If the parties fail to designate a payment measure or payment method in the Schedule. it will be deemed that "Market Quotation" or the "Second Method", as the case may be, shall apply. The amount, if any, payable in respect of an Early Termination Date and determined pursuant to this Section will be subject to any Set-off.

(i) Events of Default.  If the Early  Termination  Date results from an Event of
Default:

(1) First Method and Market Quotation. If the First Method and Market Quotation apply, the Defaulting Party will pay to the Non-defaulting Party the excess, if a positive number, of (A) the sum of the Settlement Amount (determined by the Non-defaulting Party) in respect of the Terminated Transactions and the Termination Currency Equivalent of the Unpaid Amounts owing to the Non-defaulting Party over (B) the Termination Currency Equivalent of the Unpaid Amounts owing to the Defaulting Party.

(2) First Method and Loss. If the First Method and Loss apply, the Defaulting Party will pay to the Non-defaulting Party, if a positive number, the Non-defaulting Party's Loss in respect of this Agreement.

(3) Second Method and Market Quotation. If the Second Method and Market Quotation apply, an amount will be payable equal to (A) the sum of the Settlement Amount (determined by the Non-defaulting Party) in respect of the Terminated Transactions and the Termination Currency Equivalent of the Unpaid Amounts owing to the Non-defaulting Party less (B) the Termination Currency Equivalent of the Unpaid Amounts owing to the Defaulting Party. If that amount is a positive number, the Defaulting Party will pay it to the Non-defaulting Party; if it is a negative number, the Non-defaulting Party will pay the absolute value of that amount to the Defaulting Party.

(4) Second Method and Loss. If the Second Method and Loss apply, an amount will be payable equal to the Non-defaulting Party's Loss in respect of this Agreement. If that amount is a positive number, the Defaulting Party will pay it to the Non-defaulting Party; if it is a negative number, the Non-defaulting Party will pay the absolute value of that amount to the Defaulting Party.

(ii) Termination Events. If the Early Termination Date results from a Termination Event:

(1) One Affected Party. If there is one Affected Party, the amount payable will be determined in accordance with Section 6(e)(i)(3), if Market Quotation applies, or Section 6(e)(i)(4), if Loss applies, except that, in either case, references to the Defaulting Party and to the Non-defaulting Party will be deemed to be references to the Affected Party and the party which is not the Affected Party, respectively, and, if Loss applies and fewer than all the Transactions are being terminated, Loss shall be calculated in respect of all Terminated Transactions.

(2) Two Affected Parties. If there are two Affected Parties:

(A) if Market Quotation applies, each party will determine a Settlement Amount in respect of the Terminated Transactions, and an amount will be payable equal to (1) the sum of (a) one-half of the difference between the Settlement Amount of the party with the higher Settlement Amount ("X") and the Settlement Amount of the party with the lower Settlement Amount ("Y") and (b) the Termination Currency Equivalent of the Unpaid Amounts owing to X less (11) the Termination Currency Equivalent of the Unpaid Amounts owing to Y; and

(B) if Loss applies, each party will determine its Loss in respect of this Agreement (or, if fewer than all the Transactions are being terminated, in respect of all Terminated Transactions) and an amount will be payable equal to one-half of the difference between the Loss of the party with the higher Loss ("X") and the Loss of the party with the lower Loss ("Y").

If the amount payable is a positive number, Y will pay it to X; if it is a negative number, X will pay the absolute value of that amount to Y.

(iii) Adjustment for Bankruptcy. In circumstances where an Early Termination Date occurs because "Automatic Early Termination" applies in respect of a party, the amount determined under this Section 6(e) will be subject to such adjustments as are appropriate and permitted by law to reflect any payments or deliveries made by one party to the other under this Agreement (and retained by such other party) during the period from the relevant Early Termination Date to the date for payment determined under Section 6(d)(ii).

(iv) Pre-Estimate. The parties agree that if Market Quotation applies an amount recoverable under this Section 6(e) is a reasonable pre-estimate of loss and not a penalty. Such amount is payable for the loss of bargain and the loss of protection against future risks and except as otherwise provided in this Agreement neither party will be entitled to recover any additional damages as a consequence of such losses.

7. Transfer

Subject to Section 6(b)(ii), neither this Agreement nor any interest or obligation in or under this Agreement may be transferred (whether by way of security or otherwise) by either party without the prior written consent of the other party, except that:-

(a) a party may make such a transfer of this Agreement pursuant to a consolidation or amalgamation with, or merger with or into, or transfer of all or substantially all its assets to, another entity (but without prejudice to any other right or remedy under this Agreement); and

(b) a party may make such a transfer of all or any part of its interest in any amount payable to it from a Defaulting Party under Section 6(e).

Any purported transfer that is not in compliance with this Section will be void.

8.    Contractual Currency

(a) Payment in the Contractual Currency. Each payment under this Agreement will be made in the relevant currency specified in this Agreement for that payment (the "Contractual Currency"). To the extent permitted by applicable law, any obligation to make payments under this Agreement in the Contractual Currency will not be discharged or satisfied by any tender in any currency other than the Contractual Currency, except to the extent such tender results in the actual receipt by the party to which payment is owed, acting in a reasonable manner and in good faith in converting the currency so tendered into the Contractual Currency, of the full amount in the Contractual Currency of all amounts payable in respect of this Agreement. If for any reason the amount in the Contractual Currency so received falls short of the amount in the Contractual Currency payable in respect of this Agreement, the party required to make the payment will, to the extent permitted by applicable law, immediately pay such additional amount in the Contractual Currency as may be necessary to compensate for the shortfall. If for any reason the amount in the Contractual Currency so received exceeds the amount in the Contractual Currency payable in respect of this Agreement, the party receiving the payment will refund promptly the amount of such excess.

(b) Judgments. To the extent permitted by applicable law, if any judgment or order expressed in a currency other than the Contractual Currency is rendered
(i) for the payment of any amount owing in respect of this Agreement, (ii) for the payment of any amount relating to any early termination in respect of this Agreement or (iii) in respect of a judgmcnt or order of another court for the payment of any amount described in (i) or (ii) above, the party seeking recovery, after recovery in full of the aggregate amount to which such party is entitled pursuant to the judgment or order, will be entitled to receive immediately from the other party the amount of any shortfall of the Contractual Currency received by such party as a consequence of sums paid in such other currency and will refund promptly to the other party any excess of the Contractual Currency received by such party as a consequence of sums paid in such other currency if such shortfall or such excess arises or results from any variation between the rate of exchange at which the Contractual Currency is converted into the currency of the judgment or order for the purposes of such judgment or order and the rate of exchange at which such party is able, acting in a reasonable manner and in good faith in converting the currency received into the Contractual Currency, to purchase the Contractual Currency with the amount of the currency of the judgment or order actually received by such party. The term "rate of exchange" includes, without limitation, any premiums and costs of exchange payable in connection with the purchase of or conversion into the Contractual Currency.

(c) Separate Indemnities. To the extent permitted by applicable law, these indemnities constitute separate and independent obligations from the other obligations in this Agreement, will be enforceable as separate and independent causes of action, will apply notwithstanding any indulgence granted by the party to which any payment is owed and will not be affected by judgment being obtained or claim or proof being made for any other sums payable in respect or this Agreement.

(d) Evidence of Loss. For the purpose of this Section 8, it will be sufficient for a party to demonstrate that it would have suffered a loss had an actual exchange or purchase been made.

9.    Miscellaneous

(a) Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties with respect to its subject matter and supersedes all oral communication and prior writings with respect thereto.

(b) Amendments. No amendment, modification or waiver in respect of this Agreement will be effective unless in writing (including a writing evidenced by a facsimile transmission) and executed by each of the parties or confirmed by an exchange of telexes or electronic messages on an electronic messaging system.

(c) Survival of Obligations. Without prejudice to Sections 2(a)(iii) and 6(c)(ii), the obligations of theparties under this Agreement will survive the termination of any Transaction.

(d) Remedies Cumulative. Except as provided in this Agreement, the rights, powers, remedies and privileges provided in this Agreement are cumulative and not exclusive of any rights, powers, remedies and privileges provided by law.

(e) Counterparts and Confirmations.

(i) This Agreement (and each amendment, modification and waiver in respect of it) may be executed and delivered in counterparts (including by facsimile transmission), each of which will be deemed an original.

(ii) The parties intend that they are legally bound by the terms of each Transaction from the moment they agree to those terms (whether orally or otherwise). A Confirmation shall be entered into as soon as practicable and may be executed and delivered in counterparts (including by facsimile transmission) or be created by an exchange of telexes or by an exchange of electronic messages on an electronic messaging system, which in each case will be sufficient for all purposes to evidence a binding supplement to this Agreement. The parties will specify therein or through another effective means that any such counterpart, telex or electronic message constitutes a Confirmation.

(f) No Waiver of Rights. A failure or delay in exercising any right, power or privilege in respect of this Agreement will not be presumed to operate as a waiver, and a single or partial exercise of any right, power or privilege will not be presumed to preclude any subsequent or further exercise, of that right, power or privilege or the exercise of any other right, power or privilege.

(g) Headings. The headings used in this Agreement are for convenience of reference only and are not to affect the construction of or to be taken into consideration in interpreting this Agreement.

10. Offices; Multibranch Parties

(a) If Section 10(a) is specified in the Schedule as applying, each party that enters into a Transaction through an Office other than its head or home office represents to the other party that, notwithstanding the place of booking office or jurisdiction of incorporation or organisation of such party, the obligations of such party are the same as if it had entered into the Transaction through its head or home office. This representation will be deemed to be repeated by such party on each date on which a Transaction is entered into.

(b) Neither party may change the Office through which it makes and receives payments or deliveries for the purpose of a Transaction without the prior written consent of the other party.

(c) If a party is specified as a Multibranch Party in the Schedule, such Multibranch Party may make and receive payments or deliveries under any Transaction through any Office listed in the Schedule, and the Office through which it makes and receives payments or deliveries with respect to a Transaction will be specified in the relevant Confirmation.

11. Expenses

A Defaulting Party will, on demand, indemnify and hold harmless the other party for and against all reasonable out-of-pocket expenses, including legal fees and Stamp Tax, incurred by such other party by reason of the enforcement and protection of its rights under this Agreement or any Credit Support Document to which the Defaulting Party is a party or by reason of the early termination of any Transaction, including, but not limited to, costs of collection.

12. Notices

          (a) Effectiveness. Any notice or other communication in respect of this Agreement may be given in any manner set forth below (except that a notice or other communication under Section 5 or 6 may not be given by facsimile transmission or electronic messaging system) to the address or number or in accordance with the electronic messaging system details provided (see the Schedule) and will be deemed effective as indicated:

               (i) if in writing and delivered in person or by courier, on the date it is delivered;

               (ii) if sent by telex, on the date the recipient's  answerback is received;

               (iii)if  sent  by  facsimile  transmission,   on  the  date  that
                    transmission is received by a responsible employee of the recipient in legible form (it being agreed that the burden of proving receipt will be on the sender and will not be met by a transmission report generated by the sender's facsimile machine);

(iv) if sent by certified or registered mail (airmail, if overseas) or the equivalent (return receipt requested), on the date that mail is delivered or its delivery is attempted; or

(v) if sent by electronic messaging system, on the date that electronic message is received,

unless the date of that delivery (or attempted delivery) or that receipt, as applicable, is not a Local Business Day or that communication is delivered (or attempted) or received, as applicable, after the close of business on a Local Business Day, in which case that communication shall be deemed given and effective on the first following day that is a Local Business Day.


(b) Change of Addresses. Either party may by notice to the other change the address, telex or facsimile number or electronic messaging system details at which notices or other communications are to be given to it.

13. Governing Law and Jurisdiction

(a) Governing Law. This Agreement will be governed by and construed in accordance with the law specified in the Schedule.

(b) Jurisdiction. With respect to any suit, action or proceedings relating to this Agreement ("Proceedings"), each party irrevocably:

(i) submits to the jurisdiction of the English courts, if this Agreement is expressed to be governed by English law, or to the non-exclusive jurisdiction of the courts of the State of New York and the United States District Court located in the Borough of Manhattan in New York City, if this Agreement is expressed to be governed by the laws of the State of New York; and

(ii) waives any objection which it may have at any time to the laying of venue of any Proceedings brought in any such court, waives any claim that such Proceedings have been brought in an inconvenient forum and further waives the right to object, with respect to such Proceedings, that such court does not have any jurisdiction over such party.

Nothing in this Agreement precludes either party from bringing Proceedings in any other jurisdiction (outside, if this Agreement is expressed to be governed by English law, the Contracting States, as defined in Section 1(3) of the Civil Jurisdiction and Judgments Act 1982 or any modification, extension or re-enactment  thereof  for the time  being in force)  nor will the  bringing  of
Proceedings in any one or more jurisdictions preclude the bringing of Proceedings in any other jurisdiction.

(c) Service of Process. Each party irrevocably appoints the Process Agent (if any) specified opposite its name in the Schedule to receive, for it and on its behalf, service of process in any Proceedings. If for any reason any party's Process Agent is unable to act as such, such party will promptly notify the other party and within 30 days appoint a substitute process agent acceptable to the other party. The parties irrevocably consent to service of process given in the manner provided for notices in Section 12. Nothing in this Agreement will affect the right of either party to serve process in any other manner permitted by law.

(d) Waiver of Immunities. Each party irrevocably waives, to the fullest extent permitted by applicable law, with respect to itself and its revenues and assets (irrespective of their use or intended use), all immunity on the grounds of sovereignty or other similar grounds from (i) suit, (ii) jurisdiction of any court, (iii) relief by way of injunction, order for specific performance or for recovery of property, (iv) attachment of its assets (whether before or after judgment) and (v) execution or enforcement of any judgment to which it or its revenues or assets might otherwise be entitled in any Proceedings in the courts of any jurisdiction and irrevocably agrees, to the extent permitted by applicable law, that it will not claim any such immunity in any Proceedings.

14. Definitions

As used in this Agreement:

"Additional Termination Event" bas the meaning specified in Section 5(b).

"Affected Party" has the meaning specified in Section 5(b).

"Affected Transactions" means (a) with respect to any Termination Event consisting of an Illegality, Tax Event or Tax Event Upon Merger, all Transactions affected by the occurrence of such Termination Event and (b) with respect to any other Termination Event, all Transactions.

"Affiliate" means, subject to the Schedule, in relation to any person, any entity controlled, directly or indirectly, by the person, any entity that controls, directly or indirectly, the person or any entity directly or indirectly under common control with the person. For this purpose, "control" of any entity or person means ownership of a majority of the voting power of the entity or person.

"Applicable Rate"`means:-

(a) in respect of obligations payable or deliverable (or which would have been but for Section 2(a)(iii)) by a Defaulting Party, the Default Rate;

(b) in respect of an obligation to pay an amount under Section 6(e) of either party from and after the date (determined in accordance with Section 6(d)(ii)) on which that amount is payable, the Default Rate;

(c) in respect of a other obligations payable or deliverable (or which would have been but for Section 2(a)(iii)) by a Non-defaulting Party, the Non-default Rate; and

(d) in all other cases, the Termination Rate.

"Burdened Party" bas the meaning specified in Section 5(b).

"Change in Tar Law" means the enactment, promulgation, execution or ratification of, or any change in or amendment to, any law (or in the application or official interpretation of any law) that occurs on or after the date on which the relevant Transaction is entered into.

"consent" includes a consent, approval, action, authorisation, exemption, notice, filing, registration or exchange control consent.

"Credit Event Upon Merger" has the meaning specified in Section 5(b).

"Credit Support Document" means any agreement or instrument that is specified as such in this Agreement.

"Credit Support Provider" has the meaning specified in the Schedule.

"Default Rate" means a rate per annum equal to the cost (without proof or evidence of any actual cost) to the relevant payee (as certified by it) if it were to fund or of funding the relevant amount plus 1% per annum.

Defaulting Party" has the meaning specified in Section 6(a).

"Early Termination Date" means the date determined in accordance with Section 6(a) or 6(b)(iv).

"Event of Default" has the meaning specified in Section 5(a) and, if applicable, in the Schedule.

"Illegality" has the meaning specified in Section 5(b).

"Indemnifliable Tax" means any Tax other than a Tax that would not be imposed in respect of a payment under this Agreement but for a present or former connection between the jurisdiction of the government or taxation authority imposing such Tax and the recipient of such payment or a person related to such recipient (including, without limitation, a connection arising from such recipient or related person being or having been a citizen or resident of such jurisdiction, or being or having been organised, present or engaged in a trade or business in such jurisdiction, or having or having had a permanent establishment or fixed place of business in such jurisdiction, but excluding a connection arising solely from such recipient or related person having executed, delivered, performed its obligations or received a payment under, or enforced, this Agreement or a Credit Support Document).

"law" includes any treaty, law, rule or regulation (as modified, in the case of tax, matters, by the practice of any relevant governmental revenue authority) and "Lawful" and "unlawful" will be construed accordingly.

"Local Business Day" means, subject to the Schedule, a day on which commercial banks are open for business (including dealings in foreign exchange and foreign currency deposits) (a) in relation to any obligation under Section 2(a)(i), in the place(s) specified in the relevant Confirmation or, if not so specified, as otherwise agreed by the parties in writing or determined pursuant to provisions contained, or incorporated by reference, in this Agreement, (b) in relation to any other payment, in the place where the relevant account is located and, if different, in the principal financial centre, if any, of the currency of such payment, (c) in relation to any notice or other communication, including notice contemplated under Section 5(a)(i), in the city specified in the address for notice provided by the recipient and, in the case of a notice contemplated by
Section  2(b),  in the place where the relevant new account is to be located and
(d) in relation to Section 5(a)(v)(2), in the relevant locations for performance with respect to such Specified Transaction.

"Loss" means, with respect to this Agreement or one or more Terminated Transactions, as the case may be, and a party, the Termination Currency Equivalent of an amount that party reasonably determines in good faith to be its, total losses and costs (or gain, in which case expressed as a negative number) in connection with ibis Agreement or that Terminated Transaction or group of Terminated Transactions, as the case may be, including any loss of bargain, cost of funding or, at the election of such party but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position (or any gain resulting from any of them). Loss includes losses and costs (or gains) in respect of any payment or delivery required to have been nude (assuming satisfaction of each applicable condition precedent) on or before the relevant Early Termination Date and not made, except, so as to avoid duplication, if
Section 6(e)(i)(1) or (3) or 6(e)(ii)(2)(A) applies. Loss does not include a party's legal fees and out-of-pocket expenses referred to under Section 11. A party will determine its Loss as of the relevant Early Termination Dam or, if that is not reasonably practicable, as of the earliest date thereafter as is reasonably practicable. A party may (but need not) determine its Loss by reference to quotations of relevant rates or prices from one or more leading dealers in the relevant markets.

"Market Quotation" means, with respect to one or more Terminated Transactions and a party making the determination, an amount determined on the basis of quotations from Reference Market-makers. Each quotation will be for an amount, if any, that would be paid to such party (expressed as a negative number) or by such party (expressed as a positive number) in consideration of an agreement between such party (taking into account any existing Credit Support Document with respect to the obligations of such party) and the quoting Reference Market-maker to enter into a transaction (the "Replacement Transaction") that would have the effect of preserving for such party the economic equivalent of any payment or delivery (whether the underlying obligation was absolute or contingent and assuming the satisfaction of each applicable condition precedent) by the parties under Section 2(a)(i) in respect of such Terminated Transaction or group of Terminated Transactions that would, but for the occurrence of the relevant Early Termination Date, have been required after that date. For this purpose, Unpaid Amounts in respect of the Terminated Transaction or group of Terminated Transactions are to be excluded but, without limitation, any payment or delivery that would, but for the relevant Early Termination Date, have been required (assuming satisfaction of each applicable condition precedent) after that Early Termination Date is to be included. The Replacement Transaction would be subject to such documentation as such party and the Reference Market-maker may, in good faith, agree. The party making the determination (or its agent) will request each Reference Market-maker to provide its quotation to the extent reasonably practicable as of the same day and time (without regard to different time zones) on or as soon as reasonably practicable after the relevant Early Termination Date. The day and time as of which those quotations are to be obtained will be selected in good faith by the party obliged to make a determination under Section 6(c), and, if each party is so obliged, after consultation with the other. If more than three quotations are provided, the Market Quotation will be the arithmetic mean of the quotations, without regard to the quotations having the highest and lowest values. If exactly three such quotations are provided, the Market Quotation will be the quotation remaining after disregarding the highest and lowest quotations. For this purpose, if more than one quotation has the same highest value or lowest value, then one of such quotations shall be disregarded. If fewer than three quotations are provided, it will be deemed that the Market Quotation in respect of such Terminated Transaction or group of Terminated Transactions cannot be determined.

"Non-default Rate" means a rate per annum equal to the cost (without proof or evidence of any actual cost) to the Non-defaulting Party (as certified by it) if it were to fund the relevant amount.

"Non-defaulting Party" has the meaning specified in Section 6(a).

"Office" means a branch or office of a party, which may be such party's head or home office.

"Potential Event of Default" means any event which, with the giving of notice or the lapse of time or both, would constitute an Event of Default.

"Reference Market-makers" means four leading dealers in the relevant market selected by the party determining a Market Quotation in good faith (a) from among dealers of the highest credit standing which satisfy all the criteria that such party applies generally at the time in deciding whether to offer or to make an extension of credit and (b) to the extent practicable, from among such dealers having an office in the same city.

"Relevant Jurisdiction" means, with respect to a party, the jurisdictions (a) in which the party is incorporated, organised, managed and controlled or considered to have its seat, (b) where an Office through which the party is acting for purposes of this Agreement is located, (c) in which the party executes this Agreement and (d) in relation to any payment, from or through which such payment is made.

"Scheduled Payment Date" means a date on which a payment or delivery is to be made under Section 2(a)(i) with respect to a Transaction.

"Set-off" means set-off, offset, combination of accounts, right of retention or withholding or similar right or requirement to which the payer of an amount under Section 6 is entitled or subject (whether arising under this Agreement, another contract, applicable law or otherwise) that is exercised by, or imposed on, such payer.

"Settlement Amount" means, with respect to a party and any Early Termination Date, the sum of:-

(a) the Termination Currency Equivalent of the Market Quotations (whether positive or negative) for each Terminated Transaction or group of Terminated Transactions for which a Market Quotation is determined; and

(b) such party's Loss (whether positive or negative and without reference to any Unpaid Amounts) for each Terminated Transaction or group or Terminated Transactions for which a Market Quotation cannot be determined or would not (in the reasonable belief of the party making the determination) produce a commercially reasonable result.

"Specified Entity" has the meaning specified in the Schedule.

"Specified Indebtedness" means, subject to the Schedule, any obligation (whether present or future, contingent or otherwise, as principal or surety or otherwise) in respect of borrowed money.

"Specified Transaction" means, subject to the Schedule, (a) any transaction (including an agreement with respect thereto) now existing or hereafter entered into between one party to this Agreement (or any Credit Support Provider of such party or any applicable Specified Entity of such party) and the other party to this Agreement (or any Credit Support Provider of such other party or any applicable Specified Entity of such other party) which is a rate swap transaction, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions), (b) any combination of these transactions and (c) any other transaction identified as a Specified Transaction in this Agreement or the relevant confirmation.

"Stamp Tax" means any stamp, registration, documentation or similar tax.

"Tax" means any present or future tax, levy, impost, duty, charge, assessment or fee of any nature (including interest, penalties and additions thereto) that is imposed by any government or other taxing authority in respect of any payment under this Agreement other than a stamp, registration, documentation or similar tax.

"Tax Event" has the meaning specified in Section 5(b).

"Tax Event Upon Merger" has the meaning specified in Section 5(b).

"Terminated Transactions" means with respect to any Early Termination Date (a) if resulting from a Termination Event, all Affected Transactions and (b) if resulting from an Event of Default, all Transactions (in either case) in effect immediately before the effectiveness of the notice designating that Early Termination Date (or, if "Automatic Early Termination" applies, immediately before that Early Termination Date).

"Termination Currency" has the meaning specified in the Schedule.

"Termination Currency Equivalent" means, in respect of any amount denominated in the Termination Currency, such Termination Currency amount and, in respect of any amount denominated in a currency other than the Termination Currency (the "Other Currency"), the amount in the Termination Currency determined by the party making the relevant determination as being required to purchase such amount of such Other Currency as at the relevant Early Termination Date, or, if the relevant Market Quotation or Loss (as the case may be), is determined as of a later date, that later date, with the Termination Currency at the rate equal to the spot exchange rate of the foreign exchange agent (selected as provided below) for the purchase or such Other Currency with the Termination Currency at or about 11:00 a.m. (in the city in which such foreign exchange agent is located) on such date as would be customary for the determination of such a rate for the purchase of such Other Currency for value on the relevant Early Termination Date or that later date. The foreign exchange agent will, if only one party is obliged to make a determination under Section 6(e), be selected in good faith by that party and otherwise will be agreed by the parties.

"Termination Event" means an Illegality, a Tax Event or a Tax Event Upon Merger or, if specified to be applicable, a Credit Event Upon Merger or an Additional Termination Event.

"Termination Rate" means a rate per annum equal to the arithmetic mean of the cost (without proof or evidence of any actual cost) to each party (as certified by such party) if it were to fund or of funding such amounts.

"Unpaid Amounts" owing to any party means, with respect to an Early Termination Date, the aggregate of (a) in respect of all Terminated Transactions, the amounts that became payable (or that would have become payable but for Section 2(a)(iii)) to such party under Section 2(a)(i) on or prior to such Early Termination Data and which remain unpaid as at such Early Termination Date and
(b) in respect of each Terminated Transaction, for each obligation under Section 2(a)(i) which was (or would have been but for Section 2(a)(iii)) required to be settled by delivery to such party on or prior to such Early Termination Date and which bas not been so settled as at Such Early Termination Date, an amount equal to the fair market value of that which was (or would have been) required to be delivered as of the originally scheduled date for delivery, in each case together with (to the extent permitted under applicable law) interest, in the currency of such amounts, from (and including) the date such amounts or obligations were or would have been required to have been paid or performed to (but excluding) such Early Termination Date, at the Applicable Rate. Such amounts of interest will be calculated on the basis of daily compounding and the actual number of days elapsed. The fair market value of any obligation referred to in clause (b) above shall be reasonably determined by the party obliged to make the determination under Section 6(e) or, if each party is so obliged, it shall be the average of the Termination Currency Equivalents of the fair market values reasonably determined by both parties.

IN WITNESS WHEREOF the parties have executed this document on the respective dates specified below with effect from the date spec ified on the first page of this document.

Zions First National Bank                 Federal Agricultural Mortgage
Corporation
........................................   ......................................
(Name of Party)                                    (Name of Party)

By: /s/ W. David Hemingway...............
    -------------------------------------
By: /s/ Nancy E. Corsiglia...
    -------------------------
Name:   W. David Hemingway                 Name:  Nancy E. Corsiglia
Title:     Executive V.P.                  Title:Treasurer & Vice President
                                                 of Business Development
Date:                                      Date: March 2, 1998


                                            By: /s/ Christopher A. Dunn
                                               -------------------------
                                            Name:  Christopher A. Dunn
                                            Title: Vice President of Mortgage
                                                   Backed Securities
                                            Date:  March 2, 1998

                                    SCHEDULE
                                     to the

                                MASTER AGREEMENT

                            dated as of June 26, 1997

between ZIONS FIRST NATIONAL BANK, a bank organized under the laws of the United States ("Party A"), and the FEDERAL AGRICULTURAL MORTGAGE CORPORATION, a corporation organized under the laws of the United States ("Party B").

                                     Part 1

                             Termination Provisions

(a) "Specified Entity" means in relation to Party A for the purpose of:

      Section 5(a)(v),      Not Applicable
      Section 5(a)(vi),     Not Applicable
      Section 5(a)(vii),    Not Applicable
      Section 5(b)(iv),     Not Applicable

      and in relation to Party B for the purpose of:

      Section 5(a)(v),      Not Applicable
      Section 5(a)(vi),     Not Applicable
      Section 5(a)(vii),    Not Applicable
      Section 5(b)(iv),     Not Applicable

(b) "Specified Transaction" will have the meaning specified in Section 14 of this Master Agreement.

(c) The "Cross Default" provisions of Section 5(a)(vi) of this Agreement will be amended by deleting the phrase, "or becoming capable at such time of being declared," and, as amended, will apply to Party A and will apply to Party B.

     (i) "Specified Indebtedness" will have the meaning set forth in Section 14 but shall not include obligations in respect of deposits received in the ordinary course of a party's banking business.

               (ii) "Threshold Amount" means [material omitted pursuant to a request for confidential treatment and filed separately with the SEC]


(d) The "Credit Event Upon Merger" provisions of Section 5(b)(iv) will apply to Party A and will apply to Party B.

(e) The "Automatic Early Termination" provision of Section 6(a) will not apply to Party A and will not apply to Party B.

(f) Payments on Early Termination. For the purposes of Section 6(e) of this
Agreement:

(i) Market Quotation will apply. (ii) The Second Method will apply.

(g) The Termination Currency shall be U.S. dollars.

(h) Additional Termination Event will not apply.

                                     Part 2

                               Tax Representations

(a) Payor Representations. None

(b) Payee Representations. The following will apply to Party A and Party B, respectively:

     Party A is a bank created or organized under the laws of the United States and its U.S. taxpayer identification number is 870189025.

     Party B is a corporation created or organized under the laws of the United States and its U.S. taxpayer identification number is 52-1578738.

                                     Part 3

                         Agreement to Deliver Documents

      For the purpose of Section 4(a)(i) and (ii) of this Master Agreement, each party agrees to deliver the following documents, as applicable:

(a) Tax forms, documents or certificates to be delivered are:

Party required to     Form/Document Certificate        Date by which to be        Covered by Section
deliver document                                         delivered                  3(d) Representation

Party A and Party B   Any document required or          (i) Before the first        Yes
                      reasonably requested to            payment date under
                      allow the other Party to           this Agreement.
                      make payments under this
                      Agreement without any
                      deduction or withholding          (ii) Promptly upon
                      for or on account of any           reasonable demand
                      tax or with such deduction         by the other Party
                      or withholding at reduced          and
                      rate.
                                                        (iii) Promptly upon
                                                        learning that any
                                                        such form previously
                                                        provided by the Party
                                                        has become obsolete
                                                        or incorrect.

Party A and Party B  United States Internal            (i) Before the first         Yes
                  Revenue Service Form                  payment date with
                  W-9, or any successor form,           respect to this
                  duly completed and                    Agreement,
                  executed and in a form
                  reasonably satisfactory to           (ii) promptly upon
                  the other Party.                      reasonable demand
                                                        by the other Party,
                                                        and

                                                       (iii) promptly upon
                                                       learning that any
                                                       such form previously
                                                       provided by the
                                                       Party has become obsolete
                                                       or incorrect.


(b) Other documents to be delivered are:

Party required to             Form/Document/Certificate       Date by which to be    Covered by Section
deliver document                                              delivered              3(d) Representation

Party A and Party B  Evidence of the party's                  Upon execution of      Yes
                     authority to enter into this             this Agreement and
                     Agreement and the                        as deemed
                     Transactions contemplated                necessary.
                     hereby and authorizing a
                     specified person or persons
                     to execute, deliver and
                     perform (as appropriate) on
                     its behalf this Agreement
                     and the Confirmations
                     hereunder.

Party A and Party B  A signature book or                      Upon execution of      Yes
                     secretary's certificate and              this Agreement and
                     incumbency certificate for               as deemed
                     such party reasonably                    necessary for any
                     satisfactory in form and                 further
                     substance to the other                   documentation.
                     party as to the names, true
                     signatures and authority of
                     its officers signing under
                     this Agreement and the
                     Transactions contemplated
                     hereunder.



Party required to       Form/Document/Certificate       Date by which to be    Covered by Section
deliver document                                         delivered             3(d) Representation

Party A and Party B   Annual audited financial          Upon demand of the            Yes
                     statements prepared in             other Party after
                     accordance with U.S.               becoming publicly
                     generally accepted                 available.
                     accounting principles,
                     which, in the case of Party
                     A, shall be the audited
                     financial statements of
                     Zions Bancorporation.


Party A and Party B  Unaudited consolidated              Upon demand by            Yes
                     financial statements, the           the other party after
                     consolidated balance sheet          publicly available.
                     and related statements of
                     income for each fiscal
                     quarter prepared in
                     accordance with U.S.
                     generally accepted accounting principles,
                     which, in the case
                     of Party A, shall be the financial
                     statements, balance sheet
                     and statements of income of
                     Zions Bancorporation.

                                     Part 4

                                  Miscellaneous

(a) Addresses for Notices. For the purpose of Section 12(a) of this Master
Agreement:

      Address for notices or communications to Party A:

      Address:     1 South Main, Suite 1340
                   Salt Lake City, Utah 84111
      Attention:   Executive Vice President, Investments
      Facsimile:   801-524-4659

      Address for notices or communication to Party B:

      Address:  919 1 18th Street, NW
                Washington, D.C. 20006
      Attention:Vice President Mortgage Backed Securities
      Copy to:  Vice President General Counsel
      Facsimile:                                              202-872-7713

(b) Process Agent. For the purpose of Section 13(a) of this Master Agreement:

      Party A appoints as its process agent - Not Applicable.

      Party B appoints as its process agent - Not Applicable.

(c) Offices. The provisions of Section 10(a) will apply to this Agreement.

(d) Multibranch Party. For the purpose of Section 10(c) of this Agreement:

      Party A is not a Multibranch Party.

      Party B is not a Multibranch Party.

(e) Calculation Agent. The Calculation Agent shall be Party A unless an Event of Default has occurred and is continuing with respect to Party A, in which case, Party B shall be the Calculation Agent.

(f) Credit Support Document. In the case of Party A: Applicable. In the case of Party B: Applicable.

(g) Credit Support Provider. In the case of Party A: Not Applicable. With respect to Party B: Not Applicable.

(h) Governing Law. This Agreement will be governed by and construed in accordance with the laws ofthe State of New York, without reference to the choice of law doctrine.

(i) Netting of Payments. Subparagraph (ii) of Section 2(c) will not apply to any Transactions with effect from the date of this Agreement unless provided otherwise in the Confirmation relating to a specific Transaction.

(j) Affiliate. Affiliate will have the meaning specified in Section 14 of this Agreement.

                                     Part 5

                                Other Provisions

(a) Definitions. Unless otherwise specified in a Confirmation, this Agreement, each Confirmation, and each Transaction are subject to the 1991 ISDA Definitions (the "Definitions") and to paragraphs (3) and (4) of the May 1989 Addendum to Schedule to Interest Rate and Currency Exchange Agreement -- Interest Rate Caps, Collars and Floors (the "Cap Addendum"), each as published by the International Swaps and Derivatives Association, Inc. ("ISDA"), and will be governed in all respects by the Definitions and such paragraphs of the Cap Addendum. The
Definitions and such paragraphs of the Cap Addendum are incorporated by reference in, and made part of, this Agreement. In the event of any inconsistency between the provisions of this Agreement, the Definitions, or such paragraphs of the Cap Addendum, this Agreement will prevail. Subject to Section 1(b), in the event of any inconsistency between the provisions of any Confirmation and this Agreement, the Definitions, or such paragraphs of the Cap Addendum, such Confirmation will prevail for the purpose of the relevant Transaction.


(b) Set-Off. Section 6 of this Agreement is hereby amended by adding the following subsection (f) at the end thereof:

(f) Set-off. Any amount (the "Early Termination Amount") payable by the Non-Defaulting Party to the Defaulting Party under Section (e), as a consequence of the occurrence of an event set forth in Section 5(a)(vii), may, at the option of the Non-Defaulting Party (and without prior notice to the Defaulting Party), be reduced by its set-off against any amount(s) (the "Other Agreement Amount") payable (whether at such time or in the future or upon the occurrence of a contingency) by the Defaulting Party to the Non-Defaulting Party (irrespective of the currency, place of payment or booking office of the obligation) under this agreement or any other agreement(s) between the Defaulting Party and the Non-Defaulting Party or instrument(s) or undertaking(s) issued or executed by one party to, or in favor of, the other party (and the Other Agreement Amount will be discharged promptly and in all respects to the extent it is so set-off). The Non-Defaulting Party will give notice to the Defaulting Party of any set-off effected under this Section 6(f).

For this purpose, either the Early Termination Amount or the Other Agreement Amount (or the relevant portion of such amounts) may be converted by the Non-Defaulting Party into the currency in which the other is denominated at the rate of exchange at which the Non-Defaulting Party would be able, acting in a reasonable manner and in good faith, to purchase the relevant amount of such currency.

Nothing in this Section 6(f) shall be effective to create a charge or other security interest. This Section 6(f) shall be without prejudice and in addition to any right of set-off, combination of accounts, lien or other right to which any party is at any time otherwise entitled (whether by operation of law, contract or otherwise).

(c) Severability. If any term, provision, covenant, or condition of this Agreement, or the application thereof to any party or circumstance, shall be held to be invalid or unenforceable (in whole or in part) for any reason, the remaining terms, provision covenants, and conditions hereof shall continue in full force and effect as if this Agreement had been executed with the invalid or unenforceable portion eliminated. The parties shall endeavor, in good faith, to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provision.

(d) Consent to Recording. Each party hereby agrees that the other party or its agents may electronically record all telephone conversations between officers or employees of the consenting party and the officers or employees of the other party who quote transactions on behalf of the party. Any such recordings will be used only in connection with any misunderstanding or question arising with respect to any transaction discussed over the telephone by or on behalf of the parties; it being understood that no such recordings shall constitute evidence of a Transaction unless all material terms of such Transaction have been expressly agreed to by the parties. Each party further agrees to notify its officers or employees that telephone conversations with such persons acting on behalf of the other party may be recorded.

(e) Additional Representations, Each Party represents to the other (which representations shall be deemed to be repeated by each party on each date on which a Transaction is entered into) that:
(i) it is an "eligible swap participant" as such term is defined in Section 35.1(b)(2) of the Regulations of the Commodity Futures Trading Commission; and
(ii) it is entering into this Agreement and each Transaction hereunder as a principal and not as an agent for any third party.



                                     Part 6

                              Additional Provisions

(a) Representations.

      (i) Section 3 is hereby amended to add the following Subparagraph:

               (vi) Additional Representations. Each party hereby further represents and warrants to the other party (which representations will be deemed to be repeated by such party at all times until the termination of this Agreement) that:

               (1) Non-Speculation. This Agreement and each Transaction has been and will be, entered into not for the purpose of speculation but solely in connection with its financing activities, including, without limitation, increasing the predictability of cash flow, including earnings on invested funds, and otherwise improving its ability to manage its funds and revenues.

               (2) No Immunity. It is not entitled to claim immunity on the grounds of sovereignty or other similar grounds with respect to itself or its revenues or assets (irrespective of their use or intended use) from (i) suit, (ii) jurisdiction of any court,
               (iii) relief by way of injunction, order for specific performance or for recovery of property, (iv) attachment of its assets (whether before or after judgment) or (v) execution or enforcement of any judgment to which it or its revenues or assets might otherwise be made subject to in any suit, action or proceedings relating to this Agreement in the courts of any jurisdiction, and no such immunity (whether or not claimed) may be attributed to such party or its revenues or assets.

               (3) Legal Investment. This Agreement and each Transaction hereunder do not constitute any kind of investment by such party that is proscribed by any constitution, charter, law, rule, regulation, investment guideline, restriction or policy, government code, constituent or governing instrument, resolution, guideline, ordinance, order, writ, judgment, decree, charge, or ruling to which such party (or any of its officials in their respective capacities as such) or its property or revenues is subject.

(ii) Powers. Section 3(a)(ii) is hereby amended by (i) deleting in the fifth line thereof after the word "party" the word "and" and replacing it with ", it"; and (iii) adding in the fifth line thereof after the word "performance" and before the semicolon the words ", the individual(s) executing and delivering this Agreement or any other documentation (including any Credit Support Document) relating to this Agreement to which such individual's employer or principal is a party or that it is required to deliver are duly authorized to do so, and such individual's employer or principal has duly executed and delivered this Agreement".

(b) Additional Agreements. Section 4 of this Agreement is hereby amended by adding the following Section (f) thereto:

          (f) Notice of a Proposed Change in Law. If a Proposed Change of Law occurs, Party B will, promptly upon becoming aware of it, use reasonable efforts to notify the other party, specifying the nature of that Proposed Change of Law and will also give such other information about that Proposed Change of Law as the other party may reasonably require.

(c) Events of Default and Termination Events.

       (i) Section 5(a)(viii) is hereby amended by:

          (1) deleting the introductory paragraph in its entirety and replacing it with the following:

          (viii) Merger Without Assumption. The party or any Credit Support Provider of such party consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, or reorganizes, incorporates, reincorporates, reconstitutes or reforms into or as, another entity and, at the time of such consolidation, amalgamation, merger, transfer, reorganization, incorporation, reincorporation, reconstitution, reformation or succession:

          (2) adding in the first line of Subparagraph (1) thereof and in the second line of Subparagraph (2) thereof between the words "surviving" and "or" the words, "reorganized, reincorporated, reconstituted,", (iii) deleting in the first line of Subparagraph
               (1) thereof and in the second line of Subparagraph (2) thereof the words "or transferee" and replacing them with the words "transferee or successor".

          (iii)Section 5(b)(iv) is hereby amended by adding the following phrase between the closing parenthesis and the semicolon at the end thereof: "provided, however, that the foregoing action or event shall not constitute a Termination Event so long as in connection with or after such action or event X or its successor or transferee provides (or causes to be provided) to the other party ("Y") within two Local Business Days of Y's written demand therefor Eligible Credit Support in an amount satisfactory to Y in its sole discretion. If such Eligible Credit Support is provided, it shall be in addition to any Eligible Credit Support required under the ISDA Credit Support Annex attached hereto as Annex A but it shall be otherwise administered under Annex A.

(e)   Definitions

          (i)  Section  14  is  hereby   amended  by  inserting   the  following
               definition in alphabetical order:

               "Proposed Change of Law" means (a) the enactment by any legislative body with competent jurisdiction over Party B of legislation which, if adopted as law, would render unlawful (i) the performance by Party B of any absolute or contingent obligation to make a payment or deliver or to receive a payment or delivery in respect of a Transaction, or the compliance by Party B with any other material provisions of this Agreement relating to such Transaction, or (ii) the performance by Party B or a Credit Support Provider of Party B of any contingent or other obligation which Party B (or such Credit Support Provider) has under any Credit Support Document relating to such
               Transaction; or (b) any assertion in any proceeding, forum or action by Party B , in respect of Party B to the effect that performance under this Agreement or similar agreements is unlawful.

(Bilateral Form)

                                     ISDA(R)

            International Swaps and Derivatives Association, Inc.

                              CREDIT SUPPORT ANNEX

                             to the Schedule to the

         ..................ISDA MASTER AGREEMENT..........................
                        dated as of June 26, 1997
                                     between

ZIONS FIRST NATIONAL BANK ("Party A") and FEDERAL AGRICULTURAL MORTGAGE CORPORATION ("Party B")

This Annex supplements, forms part of, and is subject to, the above-referenced Agreement, is part of its Schedule and is a Credit Support Document under this Agreement with respect to each party.

Accordingly, the parties agree as follows:-

Paragraph 1. Interpretation

(a) Definitions and Inconsistency. Capitalized terms not otherwise defined herein or elsewhere in this Agreement have the meanings specified pursuant to Paragraph 12, and all references in this Annex to Paragraphs are to Paragraphs of this Annex. In the event of any inconsistency between this Annex and the other provisions of this Schedule, this Annex will prevail, and in the event of any inconsistency between Paragraph 13 and the other provisions of this Annex, Paragraph 13 will prevail.

(b) Secured Party and Pledgor. All references in this Annex to the "Secured Party" will be to either party when acting in that capacity and all corresponding references to the "Pledgor" will be to the other party when acting in that capacity; provided, however, that if Other Posted Support is held by a party to this Annex, all references herein to that party as the Secured Party with respect to that Other Posted Support will be to that party as the beneficiary thereof and will not subject that support or that party as the beneficiary thereof to provisions of law generally relating to security interests and secured parties.

Paragraph 2. Security Interest

Each party, as the Pledgor, hereby pledges to the other party, as the Secured Party, as security for its Obligations, and grants to the Secured Party a first priority continuing security interest in, lien on and right of Set-off against all Posted Collateral Transferred to or received by the Secured Party hereunder. Upon the Transfer by the Secured Party to the Pledgor of Posted Collateral, the security interest and lien granted hereunder on that Posted Collateral will be released immediately and, to the extent possible, without any further action by either party.

Paragraph 3. Credit Support Obligations

(a) Delivery Amount Subject to Paragraphs 4 and 5, upon a demand made by the Secured Party on or promptly following a Valuation Date, if the Delivery Amount for that Valuation Date equals or exceeds the Pledgor's Minimum Transfer Amount, then the Pledgor will Transfer to the Secured Party Eligible Credit Support having a Value as of the date of Transfer at least equal to the applicable Delivery Amount (rounded pursuant to Paragraph 13). Unless otherwise specified in Paragraph 13, the "Delivery Amount" applicable to the Pledgor for any Valuation Date will equal the amount by which:

(i) the Credit Support Amount

exceeds

(ii) the Value as of that Valuation Date of all Posted Credit Support held by the Secured Party.

(b) Return Amount. Subject to Paragraphs 4 and 5, upon a demand made by the Pledgor on or promptly following a Valuation Date, if the Return Amount for that Valuation Date equals or exceeds the Secured Party's Minimum Transfer Amount, then the Secured Party will Transfer to the Pledgor Posted Credit Support specified by the Pledgor in that demand having a Value as of the date of Transfer as close as practicable to the applicable Return Amount (rounded pursuant to Paragraph 13). Unless otherwise specified in Paragraph 13, the "Return Amount" applicable to the Secured Party for any Valuation Date will equal the amount by which:

          (i) the Value as of that Valuation Date of all Posted Credit Support held by the Secured Party exceeds

(ii) the Credit Support Amount.

"Credit Support Amount" means, unless otherwise specified in Paragraph 13, for any Valuation Date (i) the Secured Party's Exposure for that Valuation Date plus
(ii) the aggregate of all Independent Amounts applicable to the Pledgor, if any, minus (iii) all Independent Amounts applicable to the Secured Party, if any, minus (iv) the Pledgor's Threshold; provided, however, that the Credit Support Amount will be deemed to be zero whenever the calculation of Credit Support Amount yields a number less than zero.

Paragraph  4.  Conditions   Precedent,   Transfer   Timing,   Calculations   and
Substitutions

(a) Conditions Precedent. Each Transfer obligation of the Pledgor under Paragraphs 3 and 5 and of the Secured Party under Paragraphs 3, 4(d)(ii), 5 and 6(d) is subject to the conditions precedent that:

(i) no Event of Default, Potential Event of Default or Specified Condition has occurred and is continuing with respect to the other party; and

(ii) no Early Termination Date for which any unsatisfied payment obligations exist has occurred or been designated as the result of an Event of Default or Specified Condition with respect to the other party.

(b) Transfer Timing. Subject to Paragraphs 4(a) and 5 and unless otherwise specified, if a demand for the

Transfer of Eligible Credit Support or Posted Credit Support is made by the Notification Time, then the relevant Transfer will be made not later than the close of business on the next Local Business Day; if a demand is made after the Notification Time, then the relevant Transfer will be made not later than the close of business on the second Local Business Day thereafter.

(c) Calculations. All calculations of Value and Exposure for purposes of Paragraphs 3 and 6(d) will be made by the Valuation Agent as of the Valuation Time, The Valuation Agent will notify each party (or the other party, if the Valuation Agent is a party) of its calculations not later than the Notification Time on the Local Business Day following the applicable Valuation Date (or in the case of Paragraph 6(d), following the date of calculation).

(d) Substitutions.

(i) Unless otherwise specified in Paragraph 13, upon notice to the Secured Party specifying the items of Posted Credit Support to be exchanged, the Pledgor may, on any Local Business Day, Transfer to the Secured Party substitute Eligible Credit Support (the "Substitute Credit Support"); and

(ii) subject to Paragraph 4(a), the Secured Party will Transfer to the Pledgor the items of Posted Credit Support specified by the Pledgor in its notice not later than the Local Business Day following the date on which the Secured Party receives the Substitute Credit Support, unless otherwise specified in Paragraph 13 (the "Substitution Date"); provided that the Secured Party will only be obligated to Transfer Posted Credit Support with a Value as of the date of Transfer of that Posted Credit Support equal to the Value as of that date of the Substitute Credit Support.

Paragraph 5. Dispute Resolution

If a party (a "Disputing Party") disputes (1) the Valuation Agent's calculation of a Delivery Amount or a Return Amount or (11) the Value of any Transfer of Eligible Credit Support or Posted Credit Support, then (1) the Disputing Party will notify the other party and the Valuation Agent (if the Valuation Agent is not the other party) not later than the close or business on the Local Business Day following (X) the date that the demand is made under Paragraph 3 in the case of (1) above or (Y) the date of Transfer in the case of (II) above, (2) subject to Paragraph 4(a), the appropriate party will Transfer the undisputed amount to the other party not later than the close of business on the Local Business Day following (X) the date that the demand is made under Paragraph 3 in the case of
(1) above or (Y) the date of Transfer in the case of (11) above, (3) the parties will consult with each other in an attempt to resolve the dispute and (4) if they fail to resolve the dispute by the Resolution Time, then:

(i) In the case of a dispute involving a Delivery Amount or Return Amount, unless otherwise specified in Paragraph 13, the Valuation Agent will recalculate the Exposure and the Value as of the Recalculation Date by:

(A) utilizing any calculations of Exposure for the Transactions (or Swap Transactions) that the parties have agreed are not in dispute;

(B) calculating the Exposure for the Transactions (or Swap Transactions) in dispute by seeking four actual quotations at mid-market from Reference Market-makers for purposes of calculating Market Quotation, and taking the arithmetic average of those obtained; provided that if four quotations are not available for a particular Transaction (or Swap Transaction), then fewer than four quotations may be used for that Transaction (or Swap Transaction); and if no quotations are available for a particular Transaction (or Swap Transaction), then the Valuation Agent's original calculations will be used for that Transaction (or Swap Transaction); and

(C) utilizing the procedures specified in Paragraph 13 for calculating the Value, if disputed, of Posted Credit Support.

(ii) In the case of a dispute involving the Value of any Transfer of Eligible Credit Support or Posted Credit Support, the Valuation Agent will recalculate the Value as of the date of Transfer pursuant to Paragraph 13.

Following a recalculation pursuant to this Paragraph, the Valuation Agent will notify each party (or the other party, if the Valuation Agent is a party) not later than the Notification Time on the Local Business Day following the Resolution Time. The appropriate party will, upon demand following that notice by the Valuation Agent or a resolution pursuant to (3) above and subject to Paragraphs 4(a) and 4(b), make the appropriate Transfer.

Paragraph 6. Holding and Using Posted Collateral

(a) Care of Posted Collateral. Without limiting the Secured Party's rights under Paragraph 6(c), the Secured Party will exercise reasonable care to assure the safe custody of all Posted Collateral to the extent required by applicable law, and in any event the Secured Party will be deemed to have exercised reasonable care if it exercises at least the same degree of care as it would exercise with respect to its own property. Except as specified in the preceding sentence, the Secured Party will have no duty with respect to Posted Collateral, including, without limitation, any duty to collect any Distributions, or enforce or preserve any rights pertaining thereto.

(b) Eligibility to Hold Posted Collateral; Custodians.

(i) General. Subject to the satisfaction of any conditions specified in Paragraph 13 for holding Posted Collateral, the Secured Party will be entitled to hold Posted Collateral or to appoint an agent (a "Custodian") to hold Posted Collateral for the Secured Party. Upon notice by the Secured Party to the Pledgor of the appointment of a Custodian, the Pledgor's obligations to make any Transfer will be discharged by making the Transfer to that Custodian. The holding of Posted Collateral by a Custodian will be deemed to be the holding of that Posted Collateral by the Secured Party for which the Custodian is acting,

(ii) Failure to Satisfy Conditions. If the Secured Party or its Custodian fails to satisfy any conditions for holding Posted Collateral, then upon a demand made by the Pledgor, the Secured Party will, not later than five Local Business Days after the demand, Transfer or cause its Custodian to Transfer all Posted Collateral held by it to a Custodian that satisfies those conditions or to the Secured Party if it satisfies those conditions.

(iii) Liability. The Secured Party will be liable for the acts or omissions of its Custodian to the same extent that the Secured Party would be liable hereunder for its own acts or omissions.

(c) Use ofPosted Collateral. Unless otherwise specified in Paragraph 13 and without limiting the rights and obligations of the parties under Paragraphs 3, 4(d)(ii), 5, 6(d) and 8, if the Secured Party is not a Defaulting Party or an Affected Party with respect to a Specified Condition and no Early Termination Date has occurred or been designated as the result of an Event of Default or Specified Condition with respect to the Secured Party, then the Secured Party will, notwithstanding Section 9-207 of the New York Uniform Commercial Code, have the right to:

(i) sell, pledge, rehypothecate, assign, invest, use, commingle or otherwise dispose of, or otherwise use in its business any Posted Collateral it holds, free from any claim or right of any nature whatsoever of the Pledgor, including any equity or right of redemption by the Pledgor; and

(ii) register any Posted Collateral in the name of the Secured Party, its Custodian or a nominee for either.

For purposes of the obligation to Transfer Eligible Credit Support or Posted Credit Support pursuant to Paragraphs 3 and 5 and any rights or remedies authorized under this Agreement, the Secured Party will be deemed to continue to hold all Posted Collateral and to receive Distributions made thereon, regardless of whether the Secured Party has exercised any rights with respect to any Posted Collateral pursuant to (i) or (ii) above.

(d) Distributions and Interest Amount

(i) Distributions. Subject to Paragraph 4(a), if the Secured Party receives or is deemed to receive Distributions on a Local Business Day, it will Transfer to the Pledgor not later than the following Local Business Day any Distributions it receives or is deemed to receive to the extent that a Delivery Amount would not be created or increased by that Transfer, as calculated by the Valuation Agent (and the date of calculation will be deemed to be a Valuation Date for this purpose).

(ii) Interest Amount. Unless otherwise specified in Paragraph 13 and subject to Paragraph 4(a), in lieu of any interest, dividends or other amounts paid or deemed to have been paid with respect to Posted Collateral in the form of Cash (all of which may be retained by the Secured Party), the Secured Party will Transfer to the Pledgor at the times specified in Paragraph 13 the Interest Amount to the extent that a Delivery Amount would not be created or increased by that Transfer, as calculated by the Valuation Agent (and the date of calculation will be deemed to be a Valuation Date for this purpose). The Interest Amount or portion thereof not Transferred pursuant to this Paragraph will constitute Posted Collateral in the form of Cash and will be subject to the security interest granted under Paragraph 2.

Paragraph 7. Events of Default

For purposes of Section 5(a)(iii)(1) of this Agreement, an Event of Default will exist with respect to a party if:

(i) that party fails (or fails to cause its Custodian) to make, when due, any Transfer of Eligible Collateral, Posted Collateral or the Interest Amount, as applicable, required to be made by it and that failure continues for two Local Business Days after notice of that failure is given to that party;

(ii) that party fails to comply with any restriction or prohibition specified in this Annex with respect to any of the rights specified in Paragraph 6(c) and that failure continues for five Local Business Days after notice of that failure is given to that party; or

(iii) that party fails to comply with or perform any agreement or obligation other than those specified in Paragraphs 7(i) and 7(ii) and that failure continues for 30 days after notice of that failure is given to that party,

Paragraph 8. Certain Rights and Remedies

(a) Secured Party's Rights and Remedies. If at any time (1) an Event of Default or Specified Condition with respect to the Pledgor has occurred and is continuing or (2) an Early Termination Date has occurred or been designated as the result of an Event of Default or Specified Condition with respect to the Pledgor, then, unless the Pledgor has paid in full all of its Obligations that are then due, the Secured Party may exercise one or more of the following rights and remedies:

(i) all rights and remedies available to a secured party under applicable law with respect to Posted Collateral held by the Secured Party;

(ii) any other rights and remedies available to the Secured Party under the terms of Other Posted Support, if any;

(iii) the right to Set-off any amounts payable by the Pledgor with respect to any Obligations against any Posted Collateral or the Cash equivalent of any Posted Collateral held by the Secured Party (or any obligation of the Secured Party to Transfer that Posted Collateral); and

(iv) the right to liquidate any Posted Collateral held by the Secured Party through one or more public or private sales or other dispositions with such notice, if any, as may be required under applicable law, free from any claim or right of any nature whatsoever of the Pledgor, including any equity or right of redemption by the Pledgor (with the Secured Party having the right to purchase any or all of the Posted Collateral to be sold) and to apply the proceeds (or the Cash equivalent thereof) from the liquidation of the Posted Collateral to any amounts payable by the Pledgor with respect to any Obligations in that order as the Secured Party may elect.

Each party acknowledges and agrees that Posted Collateral in the form of securities may decline speedily in value and is of a type customarily sold on a recognized market, and, accordingly, the Pledgor is not entitled to prior notice of any sale of that Posted Collateral by the Secured Party, except any notice that is required under applicable law and cannot be waived.

(b) Pledgor's Rights and Remedies. If at any time an Early Termination Date has occurred or been designated as the result of an Event of Default or Specified Condition with respect to the Secured Party, then (except in the case of an Early Termination Date relating to less than all Transactions (or Swap Transactions) where the Secured Party has paid in full all of its obligations that are then due under Section 6(e) of this Agreement):

(i) the Pledgor may exercise all rights and remedies available to a pledgor under applicable law with respect to Posted Collateral held by the Secured Party;

(ii) the Pledgor may exercise any other rights and remedies avail-able to the Pledgor under the terms of Other Posted Support, if any;

(iii) the Secured Party will be obligated immediately to Transfer all Posted Collateral and the Interest Amount to the Pledgor; and

(iv) to the extent that Posted Collateral or the Interest Amount is not so Transferred pursuant to (iii) above, the Pledgor may:

(A) Set-off any amounts payable by the Pledgor with respect to any Obligations against any Posted Collateral or the Cash equivalent of any Posted Collateral held by the Secured Party (or any obligation of the Secured Party to Transfer that Posted Collateral); and

(B) to the extent that the Pledgor does not Set-off under (iv)(A) above, withhold payment of any remaining amounts payable by the Pledgor with respect to any Obligations, up to the Value of any remaining Posted Collateral held by the Secured Party, until that Posted Collateral is Transferred to the Pledgor.

(c) Deficiencies and Excess Proceeds The Secured Party will Transfer to the Pledgor any proceeds and

Posted Credit Support remaining after liquidation, Set-off and/or application under Paragraphs 8(a) and 8(b) after satisfaction in fall of all amounts payable by the Pledgor with respect to any Obligations; the Pledgor in all events will remain liable for any amounts remaining unpaid after any liquidation, Set-off and/or application under Paragraphs 8(a) and 8(b).

(d) Final Returns. When no amounts are or thereafter may become payable by the Pledgor with respect to any Obligations (except for any potential liability under Section 2(d) of this Agreement), the Secured Party will Transfer to the Pledgor all Posted Credit Support and the Interest Amount, if any.

Paragraph 9. Representations

Each party represents to the other party (which representations will be deemed to be repeated as of each date on which it, as the Pledgor, Transfers Eligible Collateral) that:

(i) it has the power to grant a security interest in and lien on any Eligible Collateral it Transfers as the Pledgor and has taken all necessary actions to authorize the granting of that security interest and lien,

(ii) it is the sole owner of or otherwise has the right to Transfer all Eligible Collateral it Transfers to the Secured Party hereunder, free and clear of any security interest, lien, encumbrance or other restrictions other than the security interest and lien granted under Paragraph 2;

(iii) upon the Transfer of any Eligible Collateral to the Secured Party under the terms of this Annex, the Secured Party will have a valid and perfected first priority security interest therein (assuming that any central clearing corporation or any third-party financial intermediary or other entity not within the control of the Pledgor involved in the Transfer of that Eligible Collateral gives the notices and takes the action required of it under applicable law for perfection of that interest); and

(iv) the performance by it of its obligations under this Annex will not result in the creation of any security interest, lien or other encumbrance on any Posted Collateral other than the security interest and lien granted under Paragraph 2.

Paragraph 10. Expenses

(a) General. Except as otherwise provided in Paragraphs 10(b) and 10(c), each party will pay its own costs and expenses in connection with performing its obligations under this Annex and neither party will be liable for any costs and expenses incurred by the other party in connection herewith.

(b) Posted Credit Support. The Pledgor will promptly pay when due all taxes, assessments or charges of any nature that are imposed with respect to Posted Credit Support held by the Secured Party upon becoming aware of the same, regardless of whether any portion of that Posted Credit Support is subsequently disposed of under Paragraph 6(c), except for those taxes, assessments and charges that result from the exercise of the Secured Party's rights under Paragraph 6(c).

(c) Liquidation/Application of Posted Credit Support. All reasonable costs and expenses incurred by or on behalf of the Secured Party or the Pledgor in connection with the liquidation and/or application of any Posted Credit Support under Paragraph 8 will be payable, on demand and pursuant to the Expenses Section of this Agreement, by the Defaulting Party or, if there is no Defaulting Party, equally by the parties.

Paragraph 11. Miscellaneous

(a) Default Interest. A Secured Party that fails to make, when due, any Transfer of Posted Collateral or the Interest Amount will be obligated to pay the Pledgor (to the extent permitted under applicable law) an amount equal to interest at the Default Rate multiplied by the Value of the items of property that were required to be Transferred, from (and including) the date that Posted Collateral or Interest Amount was required to be Transferred to (but excluding) the date of Transfer of that Posted Collateral or Interest Amount. This interest will be calculated on the basis of daily compounding and the actual number of days elapsed.

(b) Further Assurances. Promptly following a demand made by a party, the other party will execute, deliver, file and record any financing statement, specific assignment or other document and take any other action that may be necessary or desirable and reasonably requested by that party to create, preserve, perfect or validate any security interest or lien granted under Paragraph 2, to enable that party to exercise or enforce its rights under this Annex with respect to Posted Credit Support or an Interest Amount or to effect or document a release of a security interest on Posted --Collateral or an Interest Amount.

(c) Further Protection. The Pledgor will promptly give notice to the Secured Party of, and defend against, any suit, action, proceeding or lien that involves Posted Credit Support Transferred by the Pledgor or that could adversely affect the security interest and hen granted by it under Paragraph 2, unless that suit, action, proceeding or lien results from the exercise of the Secured Party's rights under Paragraph 6(c).

(d) Good Faith and Commercially Reasonable Manner. Performance of all obligations under this Annex, including, but not limited to, all calculations, valuations and determinations made by either party, will be made in good faith and in a commercially reasonable manner.

(e) Demands and Notices. All demands and notices made by a party under this Annex will be made as specified in the Notices Section of this Agreement, except as otherwise provided in Paragraph 13.

(f) Specifications of Certain Matters. Anything referred to in this Annex as being specified in Paragraph 13 also may be specified in one or more Confirmations or other documents and this Annex will be construed accordingly.

Paragraph 12. Definitions

As used in this Annex:

"Cash" means the lawful currency of the United States of America.

"Credit Support Amount" has the meaning specified in Paragraph 3.

"Custodian" has the meaning specified in Paragraphs 6(b)(i) and 13.

"Delivery Amount" has the meaning specified in Paragraph 3(a).

"Disputing Party" has the meaning specified in Paragraph 5.

"Distributions" means with respect to Posted Collateral other than Cash, all principal, interest and other payments and distributions of cash or other property with respect thereto, regardless of whether the Secured Party has disposed of that Posted Collateral under Paragraph 6(c). Distributions will not include any item of property acquired by the Secured Party upon any disposition or liquidation of Posted Collateral or, with respect to any Posted Collateral in the form of Cash, any distributions on that collateral, unless otherwise specified herein.

"Eligible Collateral means, with respect to a party, the items, if any, specified as such for that party in Paragraph 13.

"Eligible Credit Support" means Eligible Collateral and Other Eligible Support.

"Exposure" means for any Valuation Date or other date for which Exposure is calculated and subject to Paragraph 5 in the case of a dispute, the amount, if any, that would be payable to a party that is the Secured Party by the other party (expressed as a positive number) or by a party that is the Secured Party to the other party (expressed as a negative number) pursuant to Section 6(e)(ii)(2)(A) of this Agreement as if all Transactions (or Swap Transactions) were being terminated as of the relevant Valuation Time; provided that Market Quotation will be determined by the Valuation Agent using its estimates at mid-market of the amounts that would be paid for Replacement Transactions (as that term is defined in the definition of "Market Quotation").

"Independent Amount" means, with respect to a party, the amount specified as such for that party in Paragraph 13; if no amount is specified, zero.

"Interest Amount" means, with respect to an Interest Period, the aggregate sum of the amounts of interest calculated for each day in that Interest Period on the principal amount of Posted Collateral in the form of Cash held by the Secured Party on that day, determined by the Secured Party for each such day as follows:

(x) the amount of that Cash on that day; multiplied by

(y) the Interest Rate in effect for that day; divided by

(z) 360.

"Interest Period' means the period from (and including) the last Local Business Day on which an Interest Amount was Transferred (or, if no Interest Amount has yet been Transferred, the Local Business Day on which Posted Collateral in the form of Cash was Transferred to or received by the Secured Party) to (but excluding) the Local Business Day on which the current Interest Amount is to be Transferred.

"Interest Rate means the rate specified in Paragraph 13.

"Local Business Day", unless otherwise specified in Paragraph 13, has the meaning specified in the Definitions Section of this Agreement, except that references to a payment in clause (b) thereof will be deemed to include a Transfer under this Annex.

"Minimum Transfer Amount" means, with respect to a party, the amount specified as such for that party in Paragraph 13; if no amount is specified, zero.

"Notification Time" has the meaning specified in Paragraph 13.

"Obligations" means, with respect to a party, all present and future obligations of that party under this Agreement and any additional obligations specified for that party in Paragraph 13.

"Other Eligible Support" means, with respect to a party, the items, if any, specified as such for that party in Paragraph 13.

"Other Posted Support" means all Other Eligible Support Transferred to the Secured Party that remains in effect for the benefit of that Secured Party.

"Pledgor" means either party, when that party (i) receives a demand for or is required to Transfer Eligible Credit Support under Paragraph 3(a) or (ii) has Transferred Eligible Credit Support under Paragraph 3(a).

"Posted Collateral" means all Eligible Collateral, other property, Distributions, and all proceeds thereof that have been Transferred to or received by the Secured Party under this Annex and not Transferred to the Pledgor pursuant to Paragraph 3(b), 4(d)(ii) or 6(d)(i) or released by the Secured Party under Paragraph 8. Any Interest Amount or portion thereof not Transferred pursuant to Paragraph 6(d)(ii) will constitute Posted Collateral in the form of Cash.

"Posted Credit Support" means Posted Collateral and Other Posted Support.

"Recalculation Date means the Valuation Date that gives rise to the dispute under Paragraph 5; provided, however, that if a subsequent Valuation Date occurs under Paragraph 3 prior to the resolution of the dispute, then the "Recalculation Date" means the most recent Valuation Date under Paragraph 3.

"Resolution Time" has the meaning specified in Paragraph 13.

"Return Amount" has the meaning specified in Paragraph 3(b).

"Secured Party" means either party, when that party (i) makes a demand for or is entitled to receive Eligible Credit Support under Paragraph 3(a) or (ii) holds or is deemed to hold Posted Credit Support.

"Specified Condition" means, with respect to a party, any event specified as such for that party in Paragraph 13.

"Substitute Credit Support" has the meaning specified in Paragraph 4(d)(i).

"Substitution Date" has the meaning specified in Paragraph 4(d)(ii).

"Threshold" means, with respect to a party, the amount specified as such for that party in Paragraph 13; if no amount is specified, zero.

"Transfer" means, with respect to any Eligible Credit Support, Posted Credit Support or Interest Amount, and in accordance with the instructions of the Secured Party, Pledgor or Custodian, as applicable:

(i) in the case of Cash, payment or delivery by wire transfer into one or more bank accounts specified by the recipient;

(ii) in the case of certificated securities that cannot be paid or delivered by book-entry, payment or delivery in appropriate physical form to the recipient or its account accompanied by any duly executed instruments of transfer, assignments in blank, transfer tax stamps and any other documents necessary to constitute a legally valid transfer to the recipient;

(iii) in the case of securities that can be paid or delivered by book-entry, the giving of written instructions to the relevant depository institution or other entity specified by the recipient, together with a written copy thereof to the recipient, sufficient if complied with to result in a legally effective transfer of the relevant interest to the recipient; and

(iv) in the case of Other Eligible Support or Other Posted Support, as specified in Paragraph 13,

"Valuation Agent" has the meaning specified in Paragraph 13.

"Valuation Date," means each date specified in or otherwise determined pursuant to Paragraph 13.

"Valuation Percentage means, for any item of Eligible Collateral, the percentage specified in Paragraph 13.

"Valuation Time" has the meaning specified in Paragraph 13.

"Value" means for any Valuation Date or other date for which Value is calculated and subject to Paragraph 5 in the case of a dispute, with respect to:

(i) Eligible Collateral or Posted Collateral that is:

(A) Cash, the amount thereof; and

(B) a security, the bid price obtained by the Valuation Agent multiplied by the applicable Valuation Percentage, if any;

(ii) Posted Collateral that consists of items that are not specified as Eligible Collateral, zero; and

(iii) Other Eligible Support and Other Posted Support, as specified in Paragraph 13.

                                                                         Annex A

                              CREDIT SUPPORT ANNEX

                             to the Schedule to the
                                Master Agreement

                            dated as of June 26, 1997

                                     between

                     Zions First National Bank ("Zions") and
         Federal Agricultural Mortgage Corporation (the "Counterparty")

Paragraph 13. Elections and Variables

(a) Security Interest for "Obligations". The term "Obligations" as used in this Annex includes no additional obligations with respect to Zions and the Counterparty.

(b) Credit Support Obligations.

          (i)  Delivery Amount, Return Amount and Credit Support Amount.

               (A)  "Delivery   Amount"  will  have  the  meaning  specified  in
                    Paragraph 3(a).

               (B) "Return Amount" will have the meaning specified in Paragraph 3(b).

               (C) "Credit Support Amount" will have the meaning specified in Paragraph 3(b).

(ii) Eligible Collateral. The following items will qualify as "Eligible Collateral":

                                                                                            "Valuation
                                                                                     Zions   Percentage"

            (A)    Cash                                                               [X]       100%

            (B)    Negotiable debt obligations issued by  the U.S.                    [X]        98%
                   Treasury Department in book- entry form having an original maturity at issuance of not more than one year ("Treasury
                   Bills")

            (C)    Negotiable debt obligations issued by  the U.S.                    [X]        98%
                   Treasury Department having an original maturity at issuance of more than one year but not more than
                   ten years ("Treasury Notes")

            (D)    Negotiable debt obligations issued by the U.S.                     [X]        95%
                   Treasury Department having an original maturity at issuance of more than ten years ("Treasury
                   Bonds")

            (E)    Other: Agency Securities having an  original maturity              [X]        97%
                   at issuance of not more than ten years

            (F)    Other: Agency Securities having an  original maturity              [X]        95%
                   at issuance of more than ten years

            (G) Such other property as the Secured Party, in its sole discretion, may deem acceptable, with such Valuation
                   Percentages as may be agreed to between the parties.


As used herein, "Agency Securities" means obligations issued by or fully guaranteed as to both principal and interest by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, the Federal Home Loan Banks, the Federal Farm Credit Banks Funding Corporation or the Counterparty, but excluding (i) interest only and principal only securities, such as collateralized mortgage obligations, multi-class REMIC securities and other similar structured securities, and (y) pass-through securities (whether REMICs or otherwise) backed by adjustable rate mortgage loans, except adjustable rate pass-through securities guaranteed by the Counterparty.

               (iii)Other Eligible  Support.  There shall be no "Other  Eligible
                    Support" for either party for purposes of this Annex.

               (iv)Thresholds.

                    (A)"Independent Amount" shall not apply.

                    (B)"Threshold'  shall mean [material  omitted  pursuant to a request for confidential treatment and filed separately with the SEC]


                    (C)"Minimum  Transfer  Amount" shall mean [material  omitted pursuant to a request for confidential treatment and filed separately with the SEC]

                    (D) Rounding. The Delivery Amount and the Return Amount will be rounded to the nearest integral multiple of US$ 1,000, with amounts above US$ 500 being rounded up.

(c)    Valuation and Timing.

     (i)  "Valuation Agent" means the Counterparty.

     (ii) "Valuation Date" means the last day of each calendar quarter (or, if such date is not a Business Day, the next succeeding Business Day) and any other Local Business Day which a party specifies to the other as a Valuation Date.

     (iii)"Valuation Time" means the close of business in the city of the Valuation Agent on the Valuation Date or date of calculation, as applicable; provided that the calculations of Value and Exposure will be made as of approximately the same time on the same date.

     (iv) "Notification Time" means by 1:00 p.m., New York time, on a Local Business Day.

(d) Conditions Precedent. There shall be no "Specified Conditions" for either party.

(e) Substitution.

     (i)  "Substitution Date" has the meaning specified in Paragraph 4(d)(ii).

     (ii) Consent. Inapplicable.

(f) Dispute Resolution.

     (i) "Resolution Time" means 1:00 p.m., New York time, on the Local Business Day following the date on which notice is given that gives rise to a dispute under Paragraph 5.

     (ii) Value. For the purpose of Paragraphs 5(i)(C) and 5(ii), the Value of Posted Credit Support other than Cash (which will have a Value equal to its amount) will be calculated as follows:

(A) the sum of (l) (x) the mean of the high bid and low asked prices quoted on such date by any principal market maker for such Posted Credit Support chosen by the Disputing Party, or (y) if no quotations are available from a principal market maker for such date, the mean of such high bid and low asked prices as of the day, next preceding such date, on which such quotations were available, plus
(11) the accrued interest on such Posted Credit Support (except to the extent Transferred pursuant to any applicable provision of this Agreement or included in the applicable price referred to in (1) of this clause (A)) as of such date.

     (iii) The provisions of Paragraph 5 will apply.

(g) Holding and Using Posted Collateral.

     (i) Eligibility to Hold Posted Collateral; Custodians. The Counterparty will be entitled to hold Posted Collateral itself or through a Custodian pursuant to Paragraph 6(b) provided that the following conditions applicable to it are satisfied:

          (1) No Event of Default or Potential Event of Default shall be continuing with respect to the Counterparty;

          (2) The Custodian is either (i) the Federal Reserve Bank of New York or (ii) a Bank (as defined in the Federal Deposit Insurance Act) whose rating with respect to its long term unsecured, unsubordinated indebtedness is at least BBB+ by S&P or Baa l by Moody's; and

          (3)  The Posted Collateral shall be held in the United States.

     (ii) Use of Posted Collateral. The provisions of Paragraph 6(c) will not apply to Zions or the Counterparty.

(h)    Distributions and Interest Amount.

     (i)  Interest Rate. The "Interest Rate" will be USD - Federal Funds - H.15.

     (ii) Transfer of Interest Amount. The provisions of Paragraph 6(d)(ii) will not apply.

(i) Additonal Representations.

      None.

(j)    Other Eligible Support and Other Posted Support.

     (i) "Value" shall have no meaning with respect to Other Eligible Support and Other Posted Support.

     (ii) "Transfer" shall have no meaning with respect to Other Eligible Support and Other Posted Support.

(k) Demands and Notices.

All demands, specifications and notices made by a party to this Annex will be made pursuant to the Notices Section of this Agreement, unless otherwise specified here:

With respect to Zions:

      [As set forth in the Schedule.]

With respect to the Counterparty:

      [As set forth in the Schedule.]

(1)    Other Provisions.

     (i) Modification to Paragraph 1: The following subparagraph (b) is substituted for subparagraph (b) of the Annex.

                    "(b) Secured Party and Pledgor. All references in this Annex to the "Secured Party" will be to the Counterparty and all corresponding references to the "Pledgor" will be to Zions; provided, however, that if Other Posted Support is held by a party to this Annex, all references herein to that party as the Secured Party with respect to that Other Posted Support will be to that party as the beneficiary thereof and will not subject that support or that party as beneficiary thereof to provisions of law generally relating to security interests and secured parties."

          (ii) Modification to Paragraph 2: The following Paragraph 2 is substituted for Paragraph 2 of this Annex:

               " Paragraph 2. Security Interest. The Pledgor hereby pledges to the Secured Party, as security for its Obligations, and grants to the Secured Party a first priority continuing security interest in, lien on and right of Set-off against all Posted Collateral which is deemed to be Transferred to or received by the Secured Party hereunder. Upon the Transfer by the Secured Party to the Pledgor of Posted Collateral, the security interest and lien granted hereunder on that Posted Collateral will be released immediately and, to the extent possible, without any further action by either party."

          (iii) Modification to Paragraph 9: The following first clause of Paragraph 9 is substituted for the first clause of Paragraph 9 of this Annex.

               "Paragraph 9. Representations. The Pledgor represents to the Secured Party (which representations will be deemed to be repeated as of each date on which it Transfers Eligible Collateral) that:"

          (iv) Modifications to Paragraph 12: The following definitions of "Pledgor" and "Secured Party" are substituted for the definitions of those terms contained in Paragraph 12 of this Annex.

                    "Pledgor" means Zions, when that party (i) receives a demand for or is required to Transfer Eligible Credit Support under Paragraph 3(a) or (ii) has Transferred Eligible Credit Support under Paragraph 3(a).

                    "Secured Party" means the Counterparty,  when that party (i)
               makes a demand for or is entitled to receive Eligible Credit Support under Paragraph 3(a) or (ii) holds or is deemed to hold Posted Credit Support.

          Please confirm your agreement to the terms of the foregoing Paragraph 13 by signing below.

                                            ZIONS FIRST NATIONAL BANK

                                          By:   /s/ W. David Hemingway
                                          -----------------------------
                                          Name:  W. David Hemingway
                                          Title: Executive Vice President


                                          FEDERAL AGRICULTURAL MORTGAGE
                                          CORPORATION

                                          By:  /s/ Nancy E. Corsiglia
                                          -----------------------------
                                           Name: Nancy E. Corsiglia
                                           Title: Treasurer & Vice President
                                                of Business Development


                                          By:  /s/ Christopher A. Dunn
                                          ------------------------------
                                           Name: Christopher A. Dunn
                                           Title: Vice President of Mortgage
                                                Backed Securities

                                                                Exhibit 10.11









================================================================================



                       MASTER CENTRAL SERVICING AGREEMENT

                                     between


                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION,

                            as Owner/Master Servicer


                                       and


                            ZIONS FIRST NATIONAL BANK

                               as Central Servicer
                                   dated as of

                                December 17, 1996



================================================================================

                       MASTER CENTRAL SERVICING AGREEMENT


     THIS MASTER CENTRAL SERVICING AGREEMENT (this "Agreement") entered into as of December 1, 1996, between the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the United States and an institution of the Farm Credit System ("Farmer Mac") and Zions First National Bank, a national bank (the "Central Servicer").

                                   WITNESSETH

     WHEREAS, Farmer Mac is the beneficial owner of certain agricultural real estate mortgage loans and Master Servicer with respect to certain other agricultural real estate mortgage loans; and

     WHEREAS, Farmer Mac and the Central Servicer have agreed that the Central Servicer is to service on behalf of Farmer Mac certain of such agricultural real estate mortgage loans (the "Qualified Loans") to be identified on the Schedule of Qualified Loans (as hereinafter defined) attached to each Central Servicing Supplement.

     NOW, THEREFORE, in consideration of these premises, the parties agree as follows:


                                    ARTICLE I

                                  DEFINED TERMS

     Section 1.01 Defined Terms. All capitalized terms used but not defined herein have the meanings assigned to them in the Securities Guide and the following terms shall have the following meanings:

     "Amount Held for Future Distribution": As to any Remittance Date, the total of all amounts held in the Collection Account at the close of business on such Remittance Date on account of (i) Installment Payments due after the preceding Due Date and (ii) prepayments received after the preceding Due Date.

     "Appraisal Standards": The appraisal standards established by Farmer Mac and set forth in the Securities Guide.

     "Appraised Value": The appraised value of a Mortgaged Property as indicated on the Schedule of Qualified Loans, which is the appraised value based upon the appraisal conducted in accordance with the Appraisal Standards less than one year prior to Farmer Mac's acquisition of the Qualified Loan.

      "Borrower":  The obligor under a Qualified Loan.

     "Business Day": Any other day than (i) a Saturday or a Sunday, (ii) a day on which banking institutions in the States of Minnesota, New York or Utah are required or authorized by law to be closed or (iii) a day on which Farmer Mac is closed.

     "Central Servicer": Zions First National Bank, and in its permitted successors and assigns.

     "Central Servicer Advance": As to any Remittance Date, the amounts advanced by the Central Servicer as specified in the definition of Central Servicer Advance Requirement.

     "Central Servicer Advance Requirement": The amount, if any, required to be advanced by the Central Servicer on any Remittance Date, such amount being equal to the total of all Installment Payments (with each interest component thereof being adjusted to interest at the applicable Net Mortgage Rate) on the Qualified Loans (including, for this purpose, REO Qualified Loans) that were due on or prior to the preceding Due Date, and such Installments Payments were not the subject of any previous unreimbursed Central Servicer Advance and were known by the Central Servicer to be past due (irrespective of any moratorium, waiver or other postponement) as of the close of business on such related Remittance Date; provided, however, that no such advance in respect of a particular Qualified Loan shall be required on any Remittance Date to the extent the Central Servicer determines that any such advance if made would be a Nonrecoverable Advance.

     "Central Servicer's Report": A report (which shall be in electronic machine readable form) of the Central Servicer to Farmer Mac and Farmer Mac's designee, if any, conforming to Section 4.01.

     "Central Servicing Supplement": An instrument substantially in the form of Exhibit B hereto executed by Farmer Mac and the Central Servicer pursuant to
Section 2.01 hereof which supplements this Master Central Servicing Agreement and identifies the Qualified Loans the Central Servicing of which is being delegated to the Central Servicer by Farmer Mac on the Closing Date identified therein and sets forth the terms of the servicing of such Qualified Loans.

     "Closing Date": As identified in the Central Servicing Supplement.

     "Collection  Account":   The  Eligible  Account  or  Accounts  created  and
maintained pursuant to Section 3.02. Funds required to be deposited in the Collection Account shall be held in trust for Farmer Mac.

     "Collection Period": As defined in the Central Servicing Supplement.

     "Cut-Off Date": As defined in the Central Servicing Supplement.

     "Due Date": As to any Qualified Loan, any date upon which a scheduled installment of principal and interest on such Qualified Loan is due in accordance with the terms of the related Mortgage Note.

     "Eligible Account": An account that is either (i) maintained with a depository institution the obligations of which would qualify as Permitted Investments pursuant to clause (iii) of the definition thereof, (ii) an account or accounts the deposits in which are fully insured by the Federal Deposit Insurance Corporation or (iii) an account or accounts in a depository institution acting in its fiduciary capacity in which the deposits in such accounts are held in trust and are invested in an account as described in (i) or
(ii) above or in Permitted Investments. Funds deposited in each Eligible Account shall be held in trust pending application in accordance with the provisions of this Agreement.

     "Eligible Substitute Mortgaged Property": A Mortgaged Property that is substituted for an Existing Mortgaged Property pursuant to Section 3.02(a) which, as evidenced by an Servicing Officer's certificate delivered to Farmer Mac, shall:

               (i) secure the same Qualified Loan that such Existing Mortgaged Property secures; and

               (ii) on the date of substitution, have a current appraised value at least equal to the Appraised Value of such Existing Mortgaged Property.

     "Environmental Review Report": The report required to be prepared pursuant to the Securities Guide prior to the foreclosure or other conversion of any defaulted Qualified Loan.

     "Environmental Statute": Any Federal, state or local law, ordinance, rule or regulation including, but not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended; the Hazardous Materials Transportation Act, as amended; the Resource Conservation and Recovery Act, as amended; and any regulations adopted and publications promulgated pursuant to each of the foregoing.

     "Existing Mortgaged Property": A Mortgaged Property that is replaced by an Eligible Substitute Mortgaged Property pursuant to Section 3.02(a).

     "Farmer Mac": The Federal Agricultural Mortgage Corporation, a federally chartered institution of the Farm Credit System and instrumentality of the United States, or any successor corporation or entity or Farmer Mac's designee. The term Farmer Mac, when used to refer to the entity owning the Qualified Loans, shall also include any entity designated by Farmer Mac to be the holder of the Qualified Loans.

     "Field Servicer": Any Person with whom the Central Servicer has entered into a Servicing Agreement or any Person who otherwise is acting as a Field Servicer.

     "Field Servicing Fee Rate": As to any Qualified Loan, the per annum rate identified as the Field Servicing Fee Rate in the Schedule of Qualified Loans.

     "Hazardous Materials": Any flammable explosives, radioactive materials or any other materials, wastes or substances defined as hazardous materials, hazardous wastes or hazardous or toxic substances by any Environmental Statute or by any Federal, state or local governmental authority having or claiming jurisdiction over the Mortgaged Property.

     "Independent": When used with respect to any specified Person, such a Person who (i) is in fact independent of the Seller and the Central Servicer,
(ii) does not have any direct financial interest or any material indirect financial interest in the Seller or the Central Servicer or in an affiliate thereof, and (iii) is not connected with the Seller or the Central Servicer as an officer, employee, promoter, underwriter, partner, director or person performing similar functions.

     "Installment Payment": As to any Qualified Loan and any Due Date, any payment of principal and/or interest thereon in accordance with the amortization schedule of such Qualified Loan (after adjustment for any curtailments occurring prior to the Due Date but before any adjustment to such amortization schedule by reason of any bankruptcy or similar proceeding or any moratorium or similar waiver or grace period).

     "Insurance Proceeds": Proceeds paid to Farmer Mac or the Central Servicer (including any Field Servicer) by any insurer pursuant to any insurance policy covering a Qualified Loan or Mortgaged Property, reduced by any expenses incurred by Farmer Mac or the Central Servicer (including any Field Servicer) in connection with the collection of such Insurance Proceeds and not otherwise reimbursed to Farmer Mac or the Central Servicer, such expenses including, without limitation, legal fees and expenses.

     "Insured Expenses": Expenses covered by any insurance policy covering a Qualified Loan or Mortgaged Property that are paid by or on behalf of Farmer Mac or the Central Servicer.

     "Liquidated Qualified Loan": Any defaulted Qualified Loan (including any REO Qualified Loan) as to which the Central Servicer has determined that all amounts it expects to recover from or on account of such Qualified Loan have been recovered and have been deposited into the Collection Account.

     "Liquidation Expenses": Expenses incurred by or on behalf of Farmer Mac or the Central Servicer in connection with the liquidation of any defaulted
Qualified Loan, including, without limitation, legal fees and expenses, brokerage commissions paid to third parties, any unreimbursed amounts expended by Farmer Mac or the Central Servicer pursuant to Sections 3.05(a), 3.07(a) and 3.07(e) (to the extent such amounts are reimbursable under the terms of such Sections) respecting the related Qualified Loan and any related and unreimbursed expenditures for real estate and conveyance taxes or for property restoration or preservation. Liquidation Expenses shall not include any previously incurred expenses in respect of a defaulted Qualified Loan that have been netted against related REO Proceeds, and shall not include Insured Expenses.

     "Liquidation Proceeds": Cash (including Insurance Proceeds) received in connection with the liquidation of defaulted Qualified Loans and REO Qualified Loans, whether through trustee's sale, foreclosure sale or otherwise.

     "Loan-to-Value Ratio": As of any date, the fraction, expressed as a percentage, the numerator of which is the principal balance of the related Qualified Loan at the date of determination and the denominator of which is the Appraised Value of the related Mortgaged Property as of the date of the appraisal performed in accordance with the Appraisal Standards.

     "Mortgage": A mortgage, deed of trust or other instrument that constitutes a first lien on an interest in real property securing a Mortgage Note.

     "Mortgage  File":  The  legal  documents   (including  the  Mortgage  Note,
Mortgage, assignment of the Mortgage, evidence of title to the Mortgaged Property and any additional security documents) relating to a Qualified Loan.

     "Mortgage Note": The originally executed note or other evidence of indebtedness evidencing the indebtedness of a Borrower under a Qualified Loan.

     "Mortgage Rate": As to any Qualified Loan, the rate of interest borne by the related Mortgage Note.

     "Mortgage Servicing Documents": The custodial documents, servicing documents, escrow documents, if any, the original appraisal, including any updates thereto, which was the basis for the Appraised Value, and all other documents, records, and tapes necessary for prudent servicing in accordance with the Central Servicer's standards for mortgage loan servicing, and such other papers and documents, tax receipts, insurance policies, insurance premium receipts, water stock certificates, ledger sheets, payment records, insurance claim files and correspondence, foreclosure files and correspondence, current and historical computerized data files and other papers and records of whatever kind or description.

     "Mortgaged Property": The property securing a Qualified Loan.


     "Net  Liquidation   Proceeds":   As  to  any  Liquidated   Qualified  Loan,
Liquidation Proceeds net of Liquidation Expenses not theretofore reimbursed to the Central Servicer.

     "Net Mortgage Rate": As to each Qualified Loan, the Mortgage Rate less the sum of (a) the Servicing Fee Rate and (b) the Field Servicing Fee Rate.

     "Net REO Proceeds": As to any REO Qualified Loan, REO Proceeds net of any related and otherwise unreimbursed expenses of the Central Servicer.

     "Nonrecoverable Advance": Any portion of a Central Servicer Advance previously made or proposed to be made in respect of a Qualified Loan which has not been previously reimbursed to the Central Servicer and which, in the good faith judgment of the Central Servicer, will not or, in the case of a proposed Central Servicer Advance, would not be ultimately recoverable from future Borrower payments or from Net Liquidation Proceeds, REO Proceeds or other recoveries in respect of the related Qualified Loan. The determination by the Central Servicer that it has made a Nonrecoverable Advance or that any proposed advance, if made, would constitute a Nonrecoverable Advance shall be evidenced by a written certification of a Servicing Officer delivered to Farmer Mac, stating (i) the amount of such Nonrecoverable Advance and (ii) that the Central Servicer has determined in good faith that such advance is or would be a Nonrecoverable Advance in accordance with the terms hereof and setting forth the reasons therefor.

     "Permitted Investments": One or more of the following, but only to the extent permitted by applicable regulations:

               (i) obligations of, or guaranteed as to principal and interest by, Farmer Mac or the United States or any agency or instrumentality thereof;

               (ii)  repurchase  agreements on  obligations  specified in clause
          (i), which repurchase agreements will mature not later than the day preceding the immediately following Remittance Date, provided that (a) the unsecured short-term obligations of the party agreeing to repurchase such obligations are at the time rated not less than A-1 by Standard & Poor's and not less than Prime-1 by Moody's, (b) such repurchase agreements are effected with a primary dealer recognized by a Federal Reserve Bank or (c) such repurchase agreements are secured by obligations specified in clause (i) above at not less than 102% of market value determined on a daily basis;

               (iii) demand and time deposits in, certificates of deposit of, or bankers' acceptances maturing in not more than 60 days and issued by, any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, so long as at the time of such investment or contractual commitment providing for such investment the commercial paper or other short-term debt obligations of such depository institution or trust company (or, in the case of a depository institution that is the principal subsidiary of a holding company, the commercial paper or other short-term obligations of such holding company) have a rating of not less than A-1 from Standard & Poor's and a rating of not less than Prime-1 from Moody's;

               (iv) commercial paper (having remaining maturities of not more than 60 days) of any corporation incorporated under the laws of the United States or any state thereof, which on the date of acquisition has been rated not less than A-1 from Standard & Poor's and not less than Prime-1 by Moody's; and

               (v) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof if such securities are rated in the highest long-term unsecured rating categories at the time of investment or the contractual commitment providing for such investment by Standard & Poor's and Moody's; provided, however, that securities issued by any particular corporation will not be Permitted Investments to the extent that investment therein will cause the then outstanding principal amount of securities issued by such corporation and held as part of the Collection Account to exceed 10% of the outstanding principal balance of the Qualified Loans being serviced under this Agreement (it being understood that the entity directing the investment shall be responsible for compliance with the foregoing restriction on investments);

               (vi) units of a taxable money-market portfolio rated "P-1" by Moody's and "AAAm" by Standard & Poor's and restricted to investments in obligations issued or guaranteed by the United States of America or entities whose obligations are backed by the full faith and credit of the United States of America and repurchase agreements collateralized by such obligations;

               (vii) units of a taxable money-market portfolio restricted to investments which would be `Permitted Investments' under paragraphs
          (i) through (vi) of this definition of `Permitted Investments'; and

               (viii) other obligations or securities that are acceptable to (and specified in writing by) Farmer Mac.

     The foregoing is qualified to the extent that no instrument described above shall be a Permitted Investment if such instrument evidences either (x) a right to receive only interest payments with respect to the obligations underlying such instrument or (y) both principal and interest payments derived from obligations underlying such instrument and the interest and principal payments with respect to such instrument provide a yield to maturity of greater than 120% of the yield to maturity at par of such underlying obligations.

     "Person":  Any  individual,   corporation,   partnership,   joint  venture,
association,   joint-stock  company,  trust,   unincorporated   organization  or
government or any agency or political subdivision thereof.

     "Principal Prepayment": Any payment (other than an Installment Payment) or other recovery of principal on a Qualified Loan that is received in advance of its scheduled Due Date.

     "Principal Prepayment in Full": Any payment received on a Qualified Loan that is in excess of the installment of principal and interest due thereon in an amount sufficient to pay the entire principal balance of such Qualified Loan.

     "Purchase Price": With respect to any Qualified Loan to be purchased on any date pursuant to Section 3.07(g), an amount equal to the sum of (i) 100% of the unpaid principal balance thereof as shown on the Schedule of Qualified Loans less any principal payments made in respect of such Qualified Loan; (ii) the unpaid accrued interest at the Net Mortgage Rate on the unpaid principal balance thereof from the Due Date to which interest was last paid by the Borrower to the next Due Date for such Qualified Loan; and (iii) if the date of purchase by the Central Servicer occurs after the Qualified Loan has been securitized, any Yield Maintenance Amount that would be payable under the terms of the related Mortgage Note as if a Principal Prepayment in Full were made on the date of purchase by the Central Servicer and such Yield Maintenance Amount were calculated based on interest accruing at the Net Mortgage Rate less the sum of (x) the Guarantee Fee Rate and (y) the Trustee Fee Rate (each of the Guarantee Fee Rate and the Trustee Fee Rate having the meaning given such term in the applicable securitization documents).

     "Qualified Loan Receipts": With respect to any Collection Period, an amount equal to (a) the sum of (i) the amount attributable to the Qualified Loans that is on deposit in the Collection Account as of the close of business on the following Remittance Date, including Borrower payments, including any related Central Servicer Advance Requirement, Net REO Proceeds and Net Liquidation Proceeds and any amount deposited in the Collection Account after the preceding Remittance Date in respect of defaulted Qualified Loans purchased by the Central Servicer or the Seller pursuant to Section 3.07(g) and (ii) any amount on deposit in the Collection Account on the Due Date(s) in such Collection Period in respect of the repurchase of any Qualified Loan repurchased by the seller thereof, reduced by (b) the sum of (i) any Amount Held for Future Distribution and (ii) all amounts permitted to be retained by the Central Servicer pursuant to Section 3.02 or withdrawn by the Central Servicer from the Collection Account in respect of the Qualified Loans pursuant to clauses (ii) through (iv), inclusive, of Section 3.04(a).

     "Qualified Loans": As defined in the recitals.

     "Recourse   Obligation":   A  Mortgage  Note  that  permits  the  mortgagee
thereunder to seek a deficiency judgment that is enforceable under applicable state law.

     "Remittance Account": The account or accounts established by Farmer Mac into which the Central Servicer will make deposits on each Remittance Date.

     "Remittance Date": As to any Collection Period, the 15th day (or if such 15th day is not a Business Day, the next succeeding Business Day) of the month in which such Collection Period ends.

     "REO Account": The account established by the Central Servicer in which it shall segregate all funds collected and received in connection with the operation of any REO Qualified Loans separate and apart from its own funds and general assets and held in trust for the benefit of Farmer Mac, which shall be an Eligible Account and may be located in the same account as the Collection Account, but as to which separate records (or entries) shall be maintained.

     "REO Principal Amortization Amount": With respect to any REO Qualified Loan for any Remittance Date (other than an REO Qualified Loan which has a Scheduled Principal Balance of zero), any amount transferred during the preceding Collection Period to the REO Account and not allocated pursuant to clauses first and second of Section 3.07(c).

     "REO Proceeds": Proceeds, other than Liquidation Proceeds, received in respect of any REO Qualified Loan (including, without limitation, proceeds from the rental of the related Mortgaged Property).

     "REO Property": Any Mortgaged Property that has been acquired by Farmer Mac (or an assignee of Farmer Mac and as to which Farmer Mac is the master servicer) by foreclosure, deed-in-lieu of foreclosure or otherwise.

     "REO Qualified Loan": Any Qualified Loan that is not a Liquidated Qualified Loan and as to which the related Mortgaged Property is held by Farmer Mac (or an assignee of Farmer Mac and as to which Farmer Mac is the master servicer).

     "Schedule of Qualified Loans": The list of Qualified Loans the servicing of which has been assigned by Farmer Mac to the Central Servicer on the applicable Closing Date and attached to and made part of the Central Servicing Supplement in the form and containing the information set forth in Attachment I thereto, which list may be amended from time to time by Farmer Mac and the Central Servicer. Such schedule, which shall be in hard copy and in machine readable format to Farmer Mac and the Central Servicer shall be prepared by Farmer Mac (based on information provided to Farmer Mac by the seller of the Qualified Loans) and may consist of multiple reports that collectively set forth all of the information requested.

     "Securities Guide": The publication entitled "Federal Agricultural Mortgage Corporation Securities Guide," release dated April 10, 1992, as modified by any guide update or bulletin or as replaced by any other publication of Farmer Mac identified by Farmer Mac as a "Servicing Guide."

     "Servicing Agreement": An agreement between the Central Servicer and a Field Servicer providing for the servicing and administration of some or all of the Qualified Loans by such Field Servicer. A Servicing Agreement does not relieve the Central Servicer of any of its duties or obligations under this Agreement.

     "Servicing  Fee  Rate":   [material  omitted  pursuant  to  a  request  for
confidential treatment and filed separately with the SEC]

     "Servicing Officer": Any officer of the Central Servicer involved in, or responsible for, the administration and servicing of the Qualified Loans whose name and specimen signature appears on a list of servicing officers furnished to Farmer Mac by the Central Servicer on the Closing Date, as such list may from time to time be amended by delivery of written notice by an existing Servicing Officer.

     "Standard Hazard Insurance Policy": A standard fire insurance policy with extended coverage, which shall provide standard coverage against loss by fire, lightning, windstorm, hail, explosion, riot not attending a strike, civil commotion, aircraft, vehicles, smoke, vandalism or malicious mischief.

     "Yield Maintenance Amount": As to any Qualified Loan, the amount payable by the Borrower thereunder in connection with a Principal Prepayment thereof (whether voluntary or involuntary) or other acceleration by the legal holder thereof upon a default by such Borrower thereunder, as specified in the Mortgage Note.


                                   ARTICLE II

                          MORTGAGE SERVICING DOCUMENTS

     Section  2.01  Mortgage  Servicing  Documents.  Not later than each Closing
Date, the Central Servicer shall be in possession of the Mortgage Servicing Documents with respect to each Qualified Loan. To the extent such Mortgage Servicing Documents are not in the possession of the Central Servicer, the Central Servicer will immediately notify Farmer Mac in writing of the missing documents.


                                   ARTICLE III

                      CENTRAL SERVICING OF QUALIFIED LOANS

      Section 3.01.  Central Servicer  to Act as Servicer.

     (a) Commencing with each Closing Date, the Central Servicer shall service the Qualified Loans (including REO Qualified Loans) identified in the related Schedule of Qualified Loans in conformity with this Agreement and the Securities Guide as it applies to the Qualified Loans and shall have full power and authority, acting alone and/or through field servicers as provided in Section 3.15, to do any and all things which it may deem necessary or desirable in connection with such servicing.

     (b) Without limiting the generality of the foregoing, the Central Servicer is hereby authorized and empowered by Farmer Mac when the Central Servicer believes it appropriate, in its best judgment, but consistent with and subject to the terms of this Agreement, to execute and deliver, on behalf of Farmer Mac, any and all instruments of satisfaction or cancellation, or of partial or full release or discharge and all other comparable instruments, with respect to the Qualified Loans and with respect to the Mortgaged Properties. Farmer Mac shall cause the Central Servicer to be furnished from time to time with such Powers of Attorney and other documents necessary or appropriate to enable the Central Servicer to service and administer the Qualified Loans upon the request of the Central Servicer. The Central Servicer shall provide Farmer Mac with the form of any such Power(s) of Attorney or other document(s) (reasonably acceptable to Farmer Mac) and Farmer Mac agrees to cause such Power(s) of Attorney or other documents to be executed and returned promptly after hard copy receipt thereof by Farmer Mac. Farmer Mac acknowledges and understands that the Central Servicer may submit Power(s) of Attorney to Farmer Mac on an annual basis for recording each year in accordance with local law requirements, and Farmer Mac agrees to cause such Power(s) of Attorney to be executed and returned as provided in the preceding sentence.

     Section 3.02. Collection of Certain Qualified Loan Payments; Collection Account.



     (a) The Central Servicer shall, consistent with this Agreement and, to the extent not inconsistent with the Securities Guide, in accordance with customary industry standards for agricultural mortgage loan servicing, make reasonable efforts to collect all payments called for under the terms and provisions of the Qualified Loans. The Central Servicer may in its discretion waive, postpone, reschedule, modify or otherwise compromise the terms of payment of any Qualified Loan so long as any such waiver, postponement, rescheduling, modification or compromise shall not be inconsistent with this Agreement, or be consented to in advance in writing by Farmer Mac. No such arrangement shall alter or modify the amortization schedule of such Qualified Loan for purposes of calculating any Central Servicer Advance Requirement in respect thereof without the prior written consent of Farmer Mac. In addition, the Central Servicer may in its discretion permit the substitution of an Eligible Substitute Mortgaged Property for an Existing Mortgaged Property so long as the Mortgage Note relating to the Qualified Loan that the Existing Mortgaged Property secures is a Recourse Obligation. The Central Servicer may waive, in whole or in part, the obligation of a Borrower to pay a Yield Maintenance Amount only with the prior written consent of Farmer Mac.

     (b) The Central Servicer shall establish and maintain a Collection Account in its name for the benefit of Farmer Mac (and for which Farmer Mac shall bear any costs and expenses incurred with respect to withdrawals with respect to Remittance Date) in which the Central Servicer shall deposit as promptly as practicable following receipt (but in no event later than one (1) Business Day following receipt) except as otherwise specifically provided herein or in a Central Servicing Supplement, the following payments and collections received by it subsequent to the Cut-Off Date (other than in respect of principal and interest on the Qualified Loans due on or before the Cut-Off Date):

          (i) All payments on account of principal on the Qualified Loans;

          (ii) All payments on account of interest on the Qualified Loans adjusted, in each case, to interest at the applicable Net Mortgage Rate, except that the portion of any such payment on account of interest accruing on any delinquent Installment Payment with respect to which a Central Servicer Advance is outstanding need not be deposited in the Collection Account;

          (iii) Net Liquidation Proceeds, Net REO Proceeds and Insurance Proceeds (other than Insurance Proceeds to be applied to the restoration or repair of the related Mortgaged Property or released to the Borrower in accordance with the Central Servicer's normal servicing procedures) net of any amounts permitted to be withheld by the Central Servicer as servicing compensation pursuant to Section 3.09 or permitted to be paid to the Central Servicer pursuant to the last sentence of Section 3.07(e) and not paid directly by Farmer Mac;

          (iv) All proceeds of any Qualified Loans purchased by the Central Servicer or repurchased by the seller of such Qualified Loan;

          (v) All Yield Maintenance Amounts paid by Borrowers;

          (vi) Any deposit required by the second paragraph of Section 3.05(a); and

          (vii) Any late charge or interest on the Qualified Loans accruing at a default rate related to delinquent Installment Payments with respect to which no Central Servicer Advance was made.

     Notwithstanding the foregoing, the Central Servicer shall not be required to deposit and may retain late collections, including Liquidation Proceeds, Insurance Proceeds and REO Proceeds to the extent of unpaid Central Servicer Advances and servicing advances with respect to the related Qualified Loans. The foregoing requirements for deposit in the Collection Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments or collections in the nature of late payment charges, assumption fees or other service charges imposed upon Borrowers in connection with servicing the Qualified Loans may but need not be deposited by the Central Servicer in the Collection Account. In the event the Central Servicer shall deposit in the Collection Account any amount not required to be deposited therein, it may at any time withdraw such amount from the Collection Account, any provision herein to the contrary notwithstanding.

     (c) The Central Servicer shall cause the institution with which the Collection Account is maintained to invest the funds in the Collection Account attributable to the Qualified Loans in those Permitted Investments specified in writing by Farmer Mac which shall mature in immediately available funds not later than the day preceding the next Remittance Date and shall not be sold or disposed of prior to maturity. All earnings and gains realized from any such investments in the Collection Account shall be for the benefit of Farmer Mac. The amount of any losses or expenses incurred in connection with the investment of amounts in the Collection Account shall be deducted from the amount to be distributed to Farmer Mac.

     (d) The Central Servicer shall give notice to Farmer Mac of the location of the Collection Account, and of any change in the location thereof, prior to the use thereof.

     Section 3.03. Payment of Taxes, Assessments and Other Items; Advances by Central Servicer.

     (a) The Central Servicer shall use its best efforts to cause the Borrowers to pay any taxes, assessments, Standard Hazard Insurance Policy premiums, or other charges with respect to which the failure to pay would result in a lien on the related Mortgaged Property by operation of law or comparable items relating to the Mortgaged Properties.

     (b) The Central Servicer shall advance the payments referred to in subsection (a) that are not timely paid by the Borrowers on the date when the tax, premium or other cost for which such payment is intended is due, but the Central Servicer shall be required so to advance only (x) to the extent necessary, in the good faith judgment of the Central Servicer, to protect Farmer Mac against any loss and (y) so long as in the good faith judgment of the Central Servicer, such advances ultimately would be recoverable from payments (other than Installment Payments) made by the Borrower or from Liquidation Proceeds.

     Section  3.04.   Permitted   Withdrawals   from  the  Collection   Account;
Maintenance of Accounting Records.

     (a) The Central Servicer may, from time to time as provided herein, make withdrawals from the Collection Account for the following purposes:

          (i) to make distributions to Farmer Mac on each Remittance Date;

          (ii) at any time to withdraw any amount deposited in the Collection Account that was not required to be deposited therein pursuant to Section 3.02(b);

          (iii) to reimburse itself for previously unreimbursed Central Servicer Advances and servicing advances, the Central Servicer's right to withdraw amounts pursuant to this clause (iii) being limited to amounts received on particular Qualified Loans (including, for this purpose, Borrower payments, Insurance Proceeds, Liquidation Proceeds, REO Proceeds and proceeds from the repurchase of the related Qualified Loan) which represent late recoveries of Installment Payments respecting which any such Central Servicer Advance was made; and

          (iv) to reimburse itself for any Nonrecoverable Advance and to pay to an Independent contractor any fee to be paid or reimbursed by Farmer Mac pursuant to the last sentence of Section 3.07(e).

     (b) The Central Servicer shall keep and maintain or cause to be kept and maintained separate accounting, on a Qualified Loan-by-Qualified Loan basis, for the purpose of providing Farmer Mac or its designee with the information necessary for the preparation of such reports as may be requested by Farmer Mac.

     Section 3.05. Maintenance of Hazard Insurance and Errors and Omissions and Fidelity Coverage.


     (a) The Central Servicer shall cause to be maintained for each Qualified Loan a Standard Hazard Insurance Policy insuring against loss or damage to the insurable improvements included in the Appraised Value in an amount not less than the value assigned to such improvements in the related appraisal. The Central Servicer shall also cause to be maintained on property acquired upon foreclosure, or deed in lieu of foreclosure, of any Qualified Loan, a Standard Hazard Insurance Policy in an amount at least equal to the amount necessary to avoid the application of any co-insurance clause contained in the related hazard insurance policy. Pursuant to Section 3.02, any amounts collected by the Central Servicer under any such policies (other than amounts to be applied to the restoration or repair of the related Mortgaged Property or property thus acquired or amounts released to the Borrower in accordance with the Central Servicer's normal servicing procedures) shall be deposited in the Collection Account, subject to withdrawal pursuant to Section 3.04. Any cost incurred by the Central Servicer in maintaining any such insurance shall not, for the purpose of calculating amounts required to be deposited in the Collection Account, be added to the amount owing under the Qualified Loan, notwithstanding that the terms of the Qualified Loan so permit. Such costs shall be reimbursable to the Central Servicer in accordance with Section 3.04(a)(iii) as if such costs were contained in a Central Servicer Advance. It is understood and agreed that no earthquake or other additional insurance is to be required of any Borrower or maintained on property acquired in respect of a Qualified Loan other than pursuant to such laws and regulations applicable to such Borrower as shall at any time be in force and as shall require such additional insurance.

     If the Central Servicer shall maintain a blanket policy issued by an insurer having a Moody's financial strength rating of A3 or higher and insuring against hazard losses on all of the Qualified Loans, it shall conclusively be deemed to have satisfied its obligation as set forth in this Section 3.05(a). Such policy may contain a deductible clause, in which case, if there shall not have been maintained on the related Mortgaged Property or acquired property an insurance policy complying with the first sentence of the first paragraph of this Section 3.05(a), and there shall have been a loss that would have been covered by such a policy had it been maintained, the Central Servicer shall be required to deposit from its own funds into the Collection Account the amount not otherwise payable under the blanket policy because of such deductible clause.

     (b) The Central Servicer shall obtain and maintain at its own (non-reimbursable) expense and keep in full force and effect throughout the term of this Agreement a blanket fidelity bond and an errors and omissions insurance policy (which errors and omissions insurance policy shall provide coverage in accordance with the Securities Guide) covering the Central Servicer's officers and employees and other persons acting on behalf of the Central Servicer in connection with its activities under this Agreement, except that such policies need not specifically insure against the acts of Field Servicers, except to the extent the Field Servicer is receiving payments on Qualified Loans, or executing documents under a power of attorney granted by the Central Servicer. In the event that any such required bond or policy ceases to be in effect, the Central Servicer shall obtain a comparable replacement bond or policy from an issuer or insurer, as the case may be, providing such coverage as shall satisfy the requirements set forth in the Securities Guide. Coverage of the Central Servicer under a policy or bond obtained by an Affiliate of the Central Servicer and providing the coverage required by this Section 3.05(b) shall satisfy the requirements of this Section 3.05(b).

     Section 3.06. Enforcement of Due-on-Sale Clauses; Assumption Agreements.

     (a) When any Mortgaged Property is conveyed by the Borrower, the Central Servicer may, but shall not be required to, enforce any due-on-sale or due-on-encumbrance clause contained in any Mortgage Note or Mortgage, in accordance with the provisions of such Mortgage Note or Mortgage and in the best interests of Farmer Mac, and may approve the assumption of the Mortgage Note by the transferee of the Mortgaged Property; provided, however, that after giving due effect to any such additional encumbrance, the loan-to-value ratio of the related Qualified Loan is not in excess of the Loan-to-Value Ratio thereof as of the Cut-Off Date.

     (b) In any case in which a Mortgaged Property is to be conveyed to a Person by a Borrower, and such Person is to enter into an assumption agreement or substitution agreement or supplement to the Mortgage Note or Mortgage which requires the signature of Farmer Mac, or if an instrument of release to be signed by Farmer Mac is required releasing the Borrower from liability on the Qualified Loan, the Central Servicer shall deliver or cause to be delivered to Farmer Mac (or its designee) for signature the assumption agreement with the Person to whom the Mortgaged Property is to be conveyed and such substitution agreement or supplement to the Mortgage Note or Mortgage or other instruments as are reasonable or necessary to carry out the terms of the Mortgage Note or Mortgage or otherwise to comply with any applicable laws regarding assumptions or the transfer of the Mortgaged Property to such Person. The Central Servicer shall also deliver or cause to be delivered to Farmer Mac with the foregoing documents a letter explaining the nature of such documents and the reason or reasons why Farmer Mac's signature is required. With such letter, the Central Servicer shall deliver to Farmer Mac a certificate of a Servicing Officer in form reasonably satisfactory to Farmer Mac certifying that: (i) a Servicing Officer has examined and approved such documents as to form and substance, (ii) Farmer Mac's execution and delivery thereof will not conflict with or violate any terms of this Agreement; (iii) subsequent to the closing of the transaction involving the assumption or transfer (A) the Qualified Loan will continue to be secured by a first mortgage lien pursuant to the terms of the Mortgage and (B) no material term (including, but not limited to, the Mortgage Rate, the amount of any Installment Payment and any term affecting the amount or timing of payment) of the Qualified Loan will be altered and the term of the Qualified Loan will not be increased and (iv) if the seller/transferor of the Mortgaged Property is to be released from liability on the Qualified Loan, the Central Servicer has evaluated the creditworthiness of the buyer/transferee and has determined that if the buyer/transferee were applying for the Qualified Loan being assumed, such loan would be a Qualified Loan, and such release will not adversely affect the collectibility of the Qualified Loan (based on the Central Servicer's good faith determination). Upon receipt of and in reliance upon such certificate, Farmer Mac (or its designee) shall execute any necessary instruments for such assumption or substitution of liability. Upon the closing of the transactions contemplated by such documents, the Central Servicer shall cause the originals of the assumption agreement, the release (if any), or the modification or supplement to the Mortgage Note or Mortgage to be delivered to Farmer Mac.

     (c) The Central Servicer shall be entitled to approve a request from a Borrower for the granting of an easement on the related Mortgaged Property in favor of another Person, any alteration or demolition of the related Mortgaged Property or other similar matters if (A) it has determined, exercising its good faith business judgment in the same manner as it would if it were the owner of the related Qualified Loan, that (i) the security for such Qualified Loan would not be materially adversely affected thereby; (ii) the timely and full collectibility of such Qualified Loan would not be adversely affected thereby; and (iii) as a result of such easement, alteration, demolition or other similar matter, the loan-to-value ratio would not be in excess of the Loan-to-Value Ratio with respect to such Qualified Loan as of the Cut-Off Date; and (B) it follows the requirements and procedures therefor as set forth in the Securities Guide, if applicable.

      Section 3.07.           Realization Upon Defaulted Qualified Loans.

     (a) (i) Notwithstanding anything to the contrary in this Agreement, the Central Servicer shall not, on behalf of Farmer Mac, obtain title to a Mortgaged Property as a result of foreclosure or otherwise, and shall not otherwise acquire possession of, or take any other action with respect to, any Mortgaged Property, if, as a result of any such action, Farmer Mac would be considered to hold title to, to be a "mortgagee-in-possession" of, or to be an "owner" or "operator" of, such Mortgaged Property within the meaning of any Environmental Statute or a "discharger" or "responsible party" thereunder, unless the Central Servicer has prepared or caused to be prepared an Environmental Review Report and obtained any consents in connection therewith as shall be required by the Securities Guide. The
     Central Servicer shall foreclose upon or otherwise comparably convert the ownership of Mortgaged Properties securing such of the Qualified Loans as come into and continue in default and as to which no arrangements consistent with this Agreement and the Securities Guide have been made for collection of delinquent payments pursuant to Section 3.02. In connection with such foreclosure or other conversion, and in connection with any restoration of any Mortgaged Property after foreclosure or conversion and before disposal thereof, the Central Servicer shall follow such practices and procedures as it shall deem, in its best judgment, necessary or advisable in accordance with applicable law and as shall be required or permitted by this Agreement and the Securities Guide. The foregoing is subject to the proviso that the Central Servicer shall not be authorized to incur expenses in connection with any foreclosure or conversion, or towards the restoration of any property, unless it shall determine in good faith that such conversion, foreclosure and/or restoration will increase the proceeds of liquidation of the Qualified Loan to Farmer Mac after reimbursement for the expenses therefor. In the event that the Central Servicer makes such a determination, it shall advance any Liquidation
     Expenses from its own funds. Any Liquidation Expenses incurred by the Central Servicer in accordance with the foregoing shall be reimbursable to the Central Servicer, out of REO Proceeds or Liquidation Proceeds relating to such Qualified Loan in accordance with Section 3.04(a)(iii) as if such costs were contained in a Central Servicer Advance. The Central Servicer shall be entitled to receive interest on such Liquidation Expenses to the extent such interest is collected under the terms of the related Mortgage Note; provided, however, that, the Central Servicer shall only be entitled to such interest after an aggregate amount equal to the sum of (i) the outstanding principal balance of the related Qualified Loan; (ii) interest accrued and unpaid on such Qualified Loan at the applicable Net Mortgage Rate; and (iii) any applicable Yield Maintenance Amount has been deposited in the Remittance Account with respect to such Qualified Loan.

          (ii) If the Environmental Review Report discloses any adverse information with respect to any Mortgaged Property or if any questions required to be answered in the Environmental Review Report cannot be answered, the Central Servicer shall either (x) recommend to Farmer Mac in writing that foreclosure, trustee's sale or a deed-in-lieu of foreclosure should be delayed or abandoned, stating the reasons for the Central Servicer's conclusions and attaching a copy of Part I of the Environmental Review Report or (y) conduct Phase II of an Environmental Review (as such terms are defined in the Securities Guide).

          (iii) If the Environmental Review Report or Phase II of the Environmental Review discloses the presence, disposal, escape, seepage, leakage, spillage, discharge, emission, release or threatened release of any Hazardous Materials on, from or affecting the Mortgaged Property and if the cost of eliminating such Hazardous Materials exceeds the potential recovery upon liquidation of the related Qualified Loan the Central Servicer shall not allow such Qualified Loan to become an REO Qualified Loan and shall take such action as it deems to be in the best interest of Farmer Mac, including, if the Central Servicer deems it so appropriate, and after making reasonable efforts to locate a purchaser, the release of all or a portion of the lien of the related Mortgage.

     (b) In the event that title to any Mortgaged Property is acquired for the benefit of Farmer Mac (or Farmer Mac's assignee or designee) in foreclosure, by delivery of a deed-in-lieu of foreclosure or otherwise, the named grantee of the deed or certificate of sale shall be "First Trust National Association, as Custodian/Trustee" or such successor custodian/trustee as identified by Farmer Mac. The Central Servicer, on behalf of Farmer Mac, shall use its best efforts to dispose of any REO Property in a reasonably expeditious manner and otherwise in accordance with any applicable Environmental Statute.

     (c) The Central Servicer shall separately account for all funds collected and received in connection with the operation of any REO Property in the REO Account. The aggregate of the amounts deposited in the REO Account during a Collection Period in respect of an REO Property pursuant to this Section shall be allocated first to all amounts payable to the Central Servicer with respect to such REO Property or the related Qualified Loan pursuant to this Section and remaining unpaid, second to all interest accrued and unpaid thereon from the last date to which interest was paid by the Borrower (or deemed to have been paid through previous applications to interest pursuant to this clause second) and third to any REO Principal Amortization Amount. Interest and earnings on funds deposited in the REO Account shall accrue to the benefit of Farmer Mac.

     (d) The Central Servicer shall have full power and authority, subject only to the specific requirements and prohibitions of this Agreement, to do any and all things in connection with any REO Property as are consistent with the manner in which the Central Servicer manages and operates similar property owned by the Central Servicer or any of its Affiliates, all on such terms and for such period as the Central Servicer deems to be in the best interests of Farmer Mac. In connection therewith, the Central Servicer shall deposit, or cause to be deposited, on a daily basis in the REO Account all revenues received by it with respect to the related REO Property and shall withdraw therefrom funds necessary for the proper operation, management and maintenance of the related REO Property including:

               (i) all insurance premiums due and payable in respect of any REO Property;

               (ii)all real estate taxes and assessments in respect of any REO Property that may result in the imposition of a lien thereon; and

               (iii)all costs and expenses necessary to maintain and operate such REO Property.

     To the extent that amounts on deposit in the REO Account are insufficient for the purposes set forth in (i) through (iii) above with respect to any REO Property, the Central Servicer shall advance from its own funds such amount as is necessary for such purposes if, but only if, the Central Servicer would make such advances if the Central Servicer owned such REO Property and if, in the Central Servicer's good faith business judgment, the payment of such amounts will be recoverable from the operation or sale of that REO Property.

     (e) The Central Servicer on behalf of Farmer Mac may contract with any Independent contractor for the operation and management of any REO Property, provided that:

               (i) the terms and conditions of any such contract shall not be inconsistent with the terms of this Agreement;

               (ii) any such contract shall require, or shall be administered to require, that the Independent contractor pay all costs and expenses incurred in connection with the operation and management of such REO Property, including those listed above, and remit all related revenues (net of such costs and expenses) to the Central Servicer as soon as practicable, but in no event later than thirty days following the receipt thereof by such Independent contractor;

               (iii) none of the provisions of this Section 3.07(e) relating to any such contract or to actions taken through any such Independent contractor shall be deemed to relieve the Central Servicer of any of its duties and obligations to Farmer Mac with respect to the operation and management of any such REO Property; and

               (iv) the Central Servicer shall be obligated with respect thereto to the same extent as if it alone were performing all duties and obligations in connection with the operation and management of such REO Property.

     The Central Servicer shall be entitled to enter into any agreement with any Independent contractor performing services for it related to its duties and obligations hereunder for indemnification of the Central Servicer by such Independent contractor, and nothing in this Agreement shall be deemed to limit or modify such indemnification. The Central Servicer (provided it act as an independent contractor with respect to properties held by other entities) or any Independent contractor shall be entitled to a fee, based on the prevailing market rate (determined after consultation with Farmer Mac), for the operation and management of any REO Property. If such fee is not covered by gross revenues from the related REO Property, the Central Servicer or other Independent contractor shall be paid by Farmer Mac for all fees owed it.

     (f) On or before each Remittance Date, the Central Servicer shall withdraw from the REO Account and deposit into the Collection Account Net REO Proceeds received or collected during the related Collection Period less amounts reasonably anticipated to be needed to pay recurring expenses relating to REO Properties in the next twelve months.

     (g) Notwithstanding anything in this Agreement to the contrary, the Central Servicer shall have the right but not the obligation to purchase any Qualified Loan from Farmer Mac at such time as such Qualified Loan comes into and continues in default for a period of at least 90 days. If the Central Servicer exercises its right so to purchase, the Central Servicer shall deposit the Purchase Price with respect to such defaulted Qualified Loan into the Collection Account not later than the Remittance Date next succeeding the Collection Period during which the Central Servicer notifies Farmer Mac of its intention to purchase such defaulted Qualified Loan.

     (i) If applicable state law permits an action for a deficiency judgment, the Central Servicer shall have the right to determine whether to seek a deficiency judgment or enforce any applicable additional security documents following foreclosure, exercising its good faith business judgment in the same manner as it would if it had been the owner of the related Qualified Loan.

     (j) The Central Servicer shall neither be required to take nor to omit to take any action in any case where such action or omission, in its good faith business judgment, would cause it to be liable under an Environmental Statute. If the Central Servicer determines that any action or omission would so subject it to such liability, it shall promptly notify Farmer Mac.

     Section 3.08. Farmer Mac to Cooperate; Release of Mortgage Files.

     (a) Upon receipt of the payment in full of any Qualified Loan, or upon the receipt by the Central Servicer of a notification that payment in full will be escrowed in a manner customary for such purposes, the Central Servicer shall immediately notify Farmer Mac (or its designee) by a certification of a
Servicing Officer in form reasonably acceptable to Farmer Mac (which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment required to be deposited in the Collection Account pursuant to Section 3.02 have been or will be so deposited) and shall request delivery to it of the Mortgage File. Upon receipt of such certification and request, Farmer Mac shall cause the related Mortgage File to be released to the Central Servicer and the request for reconveyance, deed of reconveyance or release or satisfaction of mortgage or such instrument releasing or reassigning the lien of the Mortgage prepared by the Central Servicer, together with the Mortgage Note with written evidence of cancellation thereon to be executed and delivered to the Central Servicer. Farmer Mac shall cause the Mortgage File to be released and such other documents or instruments in accordance with this Section 3.08 to be executed and delivered promptly (generally within 2 Business Days) after receipt by Farmer Mac of the foregoing request. No expenses incurred in connection with recording any instrument of satisfaction or deed of reconveyance shall be chargeable to the Collection Account.

     (b) From time to time as is appropriate for the servicing or foreclosure of any Qualified Loan, Farmer Mac shall cause the related Mortgage File or any document therein to be delivered to the Central Servicer upon Farmer Mac's receipt of a request for release (in form satisfactory to Farmer Mac) from the Central Servicer requesting delivery of such file or document. Farmer Mac shall cause such release promptly (generally within 2 Business Days after receipt by Farmer Mac of the foregoing request for release. The Central Servicer shall return each Mortgage File or any document therein so released to Farmer Mac when the need therefor by the Central Servicer no longer exists, unless (i) the Qualified Loan has been liquidated and the Liquidation Proceeds relating to the Qualified Loan have been deposited in the Collection Account or (ii) the Mortgage File or such document has been delivered to any attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or nonjudicially, and the Central Servicer has delivered to Farmer Mac a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. In the event of the liquidation of a Qualified Loan, Farmer Mac shall cause the request for release with respect thereto to be delivered to the Central Servicer upon deposit of the related Liquidation Proceeds in the Collection Account and the Central Servicer's request for delivery of the request for release.

     (c) Farmer Mac shall cause the execution and delivery to the Central Servicer of any court pleadings, requests for trustee's sale or other documents prepared by the Central Servicer and necessary to the foreclosure or Farmer Mac's sale, bankruptcy sale or work out settlement in respect of a Mortgaged Property or to any legal action brought to obtain judgment against any Borrower on the Mortgage Note, Mortgage or Additional Collateral Documents or to obtain a deficiency judgment, or to enforce any other remedies or rights provided by the Mortgage Note, Mortgage or Additional Collateral Documents or otherwise available at law or in equity. Together with such documents or pleadings, the Central Servicer shall deliver to Farmer Mac a certificate of a Servicing Officer requesting that such pleadings or documents be caused to be executed by Farmer Mac and certifying as to the reason such documents or pleadings are required and that the execution and delivery thereof will not invalidate any insurance coverage under any required insurance policy or invalidate or otherwise affect the lien of the Mortgage, except for the termination of such a lien upon completion of the foreclosure or trustee's sale.

     Section 3.09. Servicing and Other Compensation.

     (a) The Central Servicer, as compensation for its activities and obligations hereunder, shall be entitled to withhold (i) from each payment on account of interest on a Qualified Loan (x) the amount of interest calculated at the Servicing Fee Rate to the extent, if any, that the interest component of the payment received is in excess of interest calculated at the Net Mortgage Rate and (y) the amount, if any, of each such payment representing interest accruing on any delinquent Installment Payment with respect to which a Central Servicer Advance has been made by and not reimbursed to the Central Servicer, (ii) from Net REO Proceeds, the amount, if any, by which the portion thereof allocable to interest is in excess of interest at the Net Mortgage Rate but not to exceed interest at the Servicing Fee Rate for the period deemed to be covered thereby, and (iii) from Net Liquidation Proceeds the amount, if any, by which such Net Liquidation Proceeds are in excess of the sum of (x) the unpaid principal balance of the related Qualified Loan together with accrued and unpaid interest thereon at the Net Mortgage Rate to the date of the final liquidation thereof and (y) any applicable Yield Maintenance Amount, but not in excess of interest calculated at the Servicing Fee Rate from the date of the last payment of fees to the Central Servicer with respect to each related Liquidated Qualified Loan. The Central Servicer shall also be entitled to additional servicing compensation in the form of assumption fees, late payment charges, interest calculated at a penalty rate (but only with respect to Installment Payments for which a Central Servicer Advance is outstanding) and other service charges imposed upon Borrowers in connection with servicing the Qualified Loans.

     (b) The Central Servicer shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided in this Agreement or the applicable Central Servicing Supplement.

     Section  3.10.  Access to Certain  Documentation  Regarding  the  Qualified
Loans.

     (a) Upon the prior written request of Farmer Mac received reasonably in advance, the Central Servicer shall provide reasonable access to representatives of Farmer Mac (including its assignee or designee) to documentation regarding the Qualified Loans during normal business hours at the offices of the Central Servicer designated by it. The Central Servicer shall permit such representatives to photocopy any such documentation and shall provide equipment for that purpose. The Central Servicer shall forward to Farmer Mac such reports as may be required by Farmer Mac with respect to delinquent Qualified Loans, which reports shall include information broken down by aging of delinquency, specifying the Qualified Loans included in each category.

     (b) The Central Servicer shall maintain or cause to be maintained adequate books and records pertaining to each Qualified Loan serviced hereunder including, but not limited to, copies of all Mortgage Servicing Documents and any additional documentation customarily contained in an agricultural loan servicing file. The Central Servicer agrees that such documents shall be maintained  until the  earlier  of (a) seven  years  after the  maturity  of the
Qualified  Loan;  and  (b) the  date  such  documentation  is  transferred  to a successor servicer that shall have assumed the Central Servicer's responsibilities and obligations in accordance with this Agreement. Such documentation may be in the form of microfilm, microfiche, ledger cards, magnetic media or other "machine readable" records, or any combination thereof.

     Section 3.11. Annual Statement as to Compliance. The Central Servicer will deliver to Farmer Mac, on or before March 31 of each year, beginning with the first March 31 that occurs at least six months after the Cut-Off Date, an Officers' Certificate stating, as to each signer thereof, that (i) a review of the activities of the Central Servicer during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision; (ii) to the best of such officer's knowledge, based on such review, the Central Servicer has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof; and (iii) with respect to each Mortgaged Property, except as identified in writing to Farmer Mac, all Hazard Insurance Premiums, assessments, taxes and other charges that may become liens having precedence over the related Mortgage have been paid current.

     Section 3.12. Submission of Independent Public Accountants' Reports.

     (a) Within 120 days after the close of each fiscal year of the Central Servicer, beginning with the fiscal year ending in 1996, the Central Servicer shall deliver to Farmer Mac a copy of the report of Independent accountants respecting the Central Servicer's, or the Central Servicer's parent corporation's, consolidated financial statements for the preceding fiscal year.

      (b) On or before September 1 of each year, beginning September 1, 1997, the Central Servicer shall cause a firm of Independent accountants (who may also render other services to the Central Servicer) to furnish an agreed upon procedures report to Farmer Mac indicating that such firm has performed the procedures set forth as Exhibit A hereto and detailing any findings. Notwithstanding the foregoing, the Central Servicer shall cause such reports to be delivered at such less frequent as Farmer Mac, in its sole discretion, consents to in writing.

     Section 3.13. Inspections of the Mortgaged Properties. The Central Servicer shall cause each Mortgaged Property to be physically inspected at least annually to determine that (a) the Mortgaged Property has not been abandoned and (b) the agricultural activities conducted thereon appear to be conducted in accordance with customary and reasonable farming practices. Such inspections shall be conducted (i) at no expense to Farmer Mac, (ii) by a Person knowledgeable regarding good farming practices for the agriculture being conducted on the Mortgaged Property and (iii) during the production season for the particular type of agricultural product being produced thereon. If either of the foregoing conditions set forth in clauses (a) and (b) above is not present with respect to any Mortgaged Property, the Central Servicer shall promptly notify Farmer Mac and shall take such action with respect thereto as may be permitted by the related Mortgage and as may be reasonably determined by the Central Servicer to be in the best interests of Farmer Mac.

     Section 3.14. Partial Releases. At the request of a Borrower, the Central Servicer may release a portion of any Mortgaged Property from the lien of the related Mortgage provided that: (i) the remaining portion of the Mortgaged Property is reappraised by an appraiser in accordance with the Appraisal Standards, (ii) the Borrower makes a prepayment in part (and pays any applicable Yield Maintenance Amount), if necessary, such that the loan-to-value ratio of the remaining principal amount of the related Qualified Loan outstanding after such partial prepayment to the reappraised value of the remaining portion of the Mortgaged Property is no greater than the maximum loan-to-value ratio provided for similar loans in the Securities Guide, (iii) the cash flow from the remaining portion of the Mortgaged Property is sufficient to service the remaining indebtedness under the related Mortgage Note, and (iv) the Central Servicer delivers to Farmer Mac prior to any such partial release a Servicing Officer's certificate certifying that such partial release meets the foregoing conditions of this Section 3.14 and, subsequent to such partial release, a copy of the executed partial release with appropriate recording information noted thereon. At the Borrower's request, the Central Servicer will reschedule the repayment of the remaining payments on the Qualified Loan to provide for the amortization of the remaining principal balance of the Qualified Loan, after taking into account the prepayment related to the partial release, over the remaining term of the Qualified Loan. Any prepayments (and any applicable Yield Maintenance Amounts) received by the Central Servicer pursuant to a partial release shall be deposited in the Collection Account and the prepayments shall be treated for all purposes of this Agreement as partial prepayments on the Qualified Loans.

     Section 3.15. Servicing Agreements between Central Servicer and Field Servicers. The Central Servicer may enter into Servicing Agreements with Field Servicers who satisfy the requirements set forth in the Securities Guide for a portion of the servicing of some or all of the Qualified Loans. References in this Agreement to actions taken or to be taken by the Central Servicer in servicing the Qualified Loans include actions taken or to be taken by a Field Servicer on behalf of the Central Servicer. Each Servicing Agreement will be upon such terms and conditions as are permitted by the Securities Guide and are not inconsistent with this Agreement and as the Central Servicer and the Field Servicer have agreed. The Central Servicer and the Field Servicer may enter into amendments thereto or different forms of Servicing Agreements and nothing herein shall be deemed to limit in any respect the discretion of the Central Servicer to modify or enter into different Servicing Agreements; provided, however, that any such amendments or different forms shall not violate the provisions of this Agreement or the Securities Guide.

      Section 3.16. Successor Field Servicers. The Central Servicer shall be entitled to terminate any Servicing Agreement in accordance with the terms and conditions of such Servicing Agreement and without any limitation by virtue of this Agreement; provided, however, that in the event of termination of any Servicing Agreement by the Central Servicer or the Field Servicer, the Central Servicer shall either act as Field Servicer of the related Qualified Loan or enter into a Servicing Agreement with a successor Field Servicer which will be bound by the terms of a Servicing Agreement entered into with such successor Field Servicer. The Central Servicer shall notify Farmer Mac of any termination of any Field Servicer.

     Section 3.17. Liability of the Central Servicer. Notwithstanding any Servicing Agreement, any of the provisions of this Agreement relating to agreements or arrangements between the Central Servicer or a Field Servicer or reference to actions taken through a Field Servicer or otherwise, the Central Servicer shall remain obligated and liable to Farmer Mac for the servicing of the Qualified Loans in accordance with the provisions of Section 3.01 without diminution of such obligation or liability by virtue of such Servicing
Agreements or arrangements or by virtue of indemnification from the Field Servicer and to the same extent and under the same terms and conditions as if the Central Servicer alone were servicing and administering the Qualified Loans. For purposes of the foregoing, amounts received by a Field Servicer in connection with a Qualified Loan or REO Property shall be deemed to have been received by the Central Servicer. The Central Servicer shall be entitled to enter into any agreement with a Field Servicer for indemnification of the Central Servicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification.

     Section 3.18. No Contractual Relationship Between Field Servicer and Farmer Mac . Any Servicing Agreement that may be entered into and any other transactions or services relating to the Qualified Loans involving a Field Servicer in its capacity as such shall be deemed to be between the Field Servicer and the Central Servicer alone. Farmer Mac shall not be deemed a party thereto and shall have no claims, rights, obligations, duties or liabilities with respect to the Central Servicer or any Field Servicer under such Servicing Agreements except as set forth in Section 3.19.

     Section 3.19. Assumption or Termination of Servicing Agreements by Farmer Mac.

     (a) In the event that the Central Servicer shall for any reason no longer be acting as such hereunder (including by reason of an Event of Default) and Farmer Mac or its designee shall have assumed the duties of the Central Servicer, Farmer Mac or such designee may, at Farmer Mac's sole discretion, thereupon assume all of the rights and obligations of the Central Servicer under each Servicing Agreement that may have been entered into. Each Servicing Agreement shall contain provisions allowing Farmer Mac to rescind such agreement without penalty in the event the Central Servicer shall no longer be acting as such. Farmer Mac, its designee or the successor servicer for Farmer Mac shall be deemed to have assumed all of the Central Servicer's interest therein and to have replaced the Central Servicer as a party to each Servicing Agreement to the same extent as if such agreement had been assigned to the assuming party, except that the Central Servicer shall not thereby be relieved of any liability or obligations under any Servicing Agreement which arose prior to the date each Servicing Agreement is deemed so assigned and assumed.

     (b) The Central Servicer shall, upon request of Farmer Mac but at the expense of the Central Servicer: (i) deliver to the assuming party all documents and records held by the Central Servicer relating to each Servicing Agreement and the Qualified Loans then being serviced and an accounting of amounts collected and held by it; (ii) prepare, execute and deliver all documents and instruments and take all actions reasonably requested by Farmer Mac or its designee to effect the succession by Farmer Mac or its designee hereunder and the transfer of each Servicing Agreement to the assuming party; and (iii) and otherwise use its best efforts to effect the orderly and efficient succession hereunder and transfer of each Servicing Agreement to the assuming party.

                                   ARTICLE IV

                       PAYMENTS TO FARMER MAC AND REPORTS

     Section 4.01. Central Servicer's Report; Remittance Reconciliation Report; Loan Servicing Report.

     (a) Not later than the third Business Day of each calendar month, the Central Servicer shall deliver to Farmer Mac and Farmer Mac's designee, a Central Servicer's Report. Such Central Servicer's Report shall be in a machine-readable format in accordance with the tape specifications and other requirements set forth in Exhibit C hereto or in such other format or conform to such other specifications or requirements as Farmer Mac and the Central Servicer may agree.

     (b) In addition to the information required under Section 4.01(a), the Central Servicer's Report shall contain such information as is reasonably requested by Farmer Mac, including, but not limited to the information described below.

               (i) a listing of all previously  unadvanced  Installment Payments
          (with the interest components thereof adjusted to interest at the related Net Mortgage Rates) on the Qualified Loans due on or prior to the preceding Due Date that were delinquent on the preceding Remittance Date;

               (ii) Central Servicer Advances made on the preceding Remittance Date;

               (iii) the compensation retained by the Central Servicer with respect to the previous Collection Period, itemized by category (e.g., type of fees);

               (iv) the amount of reimbursement for Central Servicer Advances withdrawn from the Collection Account during the preceding Collection Period;

               (v) an itemization of unreimbursed Central Servicer Advances (exclusive of Nonrecoverable Advances) as of the preceding Due Date;

               (vi)an itemization of any Central Servicer Advances which became Nonrecoverable Advances during the previous Collection Period;

               (vii) a reconciliation of each custodial account (e.g., any Collection Accounts and REO Accounts) for the second preceding Collection Period;

               (viii) a reconciliation of Scheduled Balances to actual balances of the Qualified Loans; and

               (xi)such other information as Farmer Mac may from time to time request.

     (c) On or before the tenth day of each calendar month (or if such tenth day is not a Business Day, the next succeeding Business Day), the Central Servicer will provide to Farmer Mac and its designee a Loan Servicing Report substantially in the form of Exhibit D hereto, which Loan Servicing Report will provide information (including proposed remedial action to be taken by the Central Servicer) with respect to: Qualified Loans which have been identified by Farmer Mac as "watch-listed" loans; delinquent Qualified Loans; Qualified Loans in foreclosure; REO Qualified Loans; and bankruptcy proceedings involving Borrowers.

     (d) On a timely basis each month, the Central Servicer shall prepare, and make available to Farmer Mac or its designee upon request, a remittance reconciliation report.

     Section 4.02. Remittance Account.


     (a) On or before the Closing Date, Farmer Mac shall establish the Remittance Account and provide the Central Servicer with information concerning its location. The Central Servicer, on or before 10:00 A.M. Central Servicer's local time on each Remittance Date, shall deposit in same day funds an amount equal to the Qualified Loan Receipts for the preceding Collection Period.

     Section  4.03.   Reports  of  Foreclosures  and  Abandonment  of  Mortgaged
Property.

     (a) Each year, beginning in 1997, the Central Servicer shall make the reports of foreclosures and abandonments of any Mortgaged Property required by
Section 6050J of the Internal Revenue Code and provide copies of such reports to Farmer Mac. In order to facilitate this reporting process, the Central Servicer, on or before the date required by law, shall provide to the Internal Revenue Service and Farmer Mac reports relating to each instance occurring during the previous calendar year in which the Central Servicer (i) on behalf of Farmer Mac acquires an interest in a Mortgaged Property through foreclosure or other comparable conversion in full or partial satisfaction of a Qualified Loan, or
(ii) knows or has reason to believe that a Mortgaged Property has been abandoned. The reports from the Central Servicer shall be in form and substance sufficient to meet the reporting requirements imposed by such Section 6050J.

     (b) Within 30 days after disposition of any REO Property, the Central Servicer shall provide to Farmer Mac a statement of accounting for the related Mortgaged Property and REO Account, including without limitation (i) each category of deposit to, withdrawal from and investment earnings within such REO Account, (ii) the loan number of the related Qualified Loan, (iii) the date such Qualified Loan became a REO Qualified Loan by foreclosure, or by deed in lieu of foreclosure or otherwise, (iv) the date of such disposition, (v) the gross sales price and the related selling and other expenses, (vi) accrued interest, calculated from the date of acquisition to the disposition date, and (vii) such other information as Farmer Mac may reasonably request.

                                    ARTICLE V

                                     DEFAULT


     Section 5.01. Events of Default. Event of Default, wherever used herein, means one of the following events:

               (i) the Central Servicer shall fail to make any deposit (A) to the Remittance Account required by Section 4.02 or (B) to the Collection Account required by Section 3.02(a) and such failure shall continue unremedied for a period of one Business Day after the date upon which written notice of such failure, requiring the same to be remedied, shall have been given to the Central Servicer by Farmer Mac (or Farmer Mac's designee); or

               (ii) the Central Servicer shall fail to observe or perform in any material respect any other of the covenants or agreements on the part of the Central Servicer contained in this Agreement and such failure shall continue unremedied for a period of 30 days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Central Servicer by Farmer Mac; or

               (iii) a decree or order of a court or agency or supervisory authority having jurisdiction in the premises in an involuntary case under any present or future federal or state bankruptcy, insolvency or similar law or appointing a conservator or receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Central Servicer and such decree or order shall have remained in force undischarged or unstayed for a period of 90 days; or

               (iv) the Central Servicer shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities, or similar proceedings of, or relating to, the Central Servicer or of, or relating to, all or substantially all of the property of the Central Servicer; or

               (v) the Central Servicer shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of, or commence a voluntary case under, any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

               (vi) the Central Servicer shall fail at any time to meet Farmer Mac's standards for eligible agricultural real estate mortgage central servicers so that, in Farmer Mac's sole discretion, the Central
          Servicer's ability to comply with this Agreement, any Central Servicing Supplement or the Securities Guide within a reasonable period of time is adversely affected; or

               (vii) a court of competent jurisdiction shall have found that the Central Servicer or any of its principal officers has committed an act of civil fraud or the Central Servicer or any of its principal officers shall have been convicted of any criminal act related to the Central Servicer's lending or mortgage selling or servicing activities or that, in Farmer Mac's sole discretion, adversely affects the Central Servicer's reputation or Farmer Mac's reputation or interests.

     If an Event of Default shall occur, then, and in each and every case, so long as such Event of Default shall not have been remedied, Farmer Mac may, by notice in writing to the Central Servicer, terminate all of the rights and obligations of the Central Servicer under this Agreement and in and to the Qualified Loans and the proceeds thereof; provided, that any liability of the Central Servicer under this Agreement arising prior to such termination shall survive such termination. On or after the receipt by the Central Servicer of such written notice, all authority and power of the Central Servicer under this Agreement shall pass to and be vested in Farmer Mac; and, without limitation, Farmer Mac is hereby authorized and empowered to execute and deliver, on behalf of the Central Servicer, as attorney-in-fact or otherwise, any and all documents and other instruments, and to do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Qualified Loans and related documents, or otherwise. If an Event of Default shall occur and be continuing, the Central Servicer agrees to cooperate with Farmer Mac in effecting the termination of the Central Servicer's responsibilities and rights hereunder, including, without limitation, the transfer to Farmer Mac (or its designee) for administration by it of all cash amounts which shall at the time be on deposit in the Collection Account or the REO Account or thereafter be received with respect to the Qualified Loans, the delivery to Farmer Mac (or its designee) of all documents and records requested by it to enable it to assume the Central Servicer's obligations hereunder and the reconciliation of all of the Qualified Loans, the Collection Account and the REO Account, all at the cost of the Central Servicer. Farmer Mac or its designee shall pay over to the Central Servicer that portion of any future proceeds of the Qualified Loans, which, if the Central Servicer were at the time acting hereunder, it would be permitted to receive in consideration of, or in reimbursement for, previous services performed, or advances made, by it, net of any amounts owing from the Central Servicer to Farmer Mac.

                                   ARTICLE VI

                                  MISCELLANEOUS

     Section 6.01 Central Servicing Supplements. A Central Servicing Supplement identifying the Qualified Loans to be assigned to the Central Servicer for servicing on each Closing Date and establishing the terms of such servicing shall be substantially in the form annexed hereto as Exhibit B (with such changes thereto as Farmer Mac and the Central Servicer shall agree to), shall have attached thereto a Schedule of Qualified Loans dated as of the date thereof and shall be executed by Farmer Mac and the Central Servicer as of the related Closing Date. Each Central Servicing Supplement shall identify and relate only to the particular Qualified Loans identified in the attached Schedule of Qualified Loans. Such Schedule of Qualified Loans shall list all Qualified Loans assigned to the Central Servicer for servicing on and after the related Closing Date and shall show as to each Qualified Loan the information provided for in Attachment 1 to Exhibit B hereto. The Central Servicing Supplement together with this Master Central Servicing Agreement shall constitute the Central Servicing Agreement with respect to the related Qualified Loans.

     Section 6.02 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of Farmer Mac, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive or any rights, remedies, powers or privileges provided by law.

     Section 6.03 Counterparts. This Agreement may be executed in any number of separate counterparts and all of such counterparts taken together shall be deemed to constitute one and the same instrument.

     Section 6.04 Governing Law. THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, FEDERAL LAW. TO THE EXTENT FEDERAL LAW INCORPORATES STATE LAW, THAT STATE LAW SHALL BE THE LAWS OF THE STATE OF NEW YORK.

     Section 6.05 Notices. All notices, requests, demands, waivers and other communications required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been duly given (a) when delivered by hand, (b) two business days after it is mailed, certified or registered, return receipt requested, with postage prepaid, (c) when sent by telex, telegram or telecopy (with receipt confirmed) or (d) one business day after it is sent by Express Mail, FedEx or other express delivery service, as follows:

               (a)  if to the Central Servicer, to it at:

                  Zions First National Bank
                  1 South Main Street
                  Salt Lake City, UT 84111-1923
                  Attention:  Patrick Floyd    281-K5
                  Telecopy Number: (801) 524-4726

                  and,

                  Zions Mortgage Company
                  4141 So. Highland Drive
                  Salt Lake City, UT 84124
                  Attention:  David Fischer
                  Telecopy Number:  (801) 273-3666

               (b)  if to Farmer Mac, to it at:

                  Federal Agricultural Mortgage Corporation
                  919 Eighteenth St., N.W.
                  Suite 200
                  Washington, DC  20006
                  Attention: Vice President - Mortgage-Backed Securities Telecopy Number: 202-872-7713

or to such other persons, addresses and telecopier numbers as a party shall specify as to itself by notice in writing to the other party.

     Section 6.06 Survival and Termination of Agreement. All covenants, agreements, representations and warranties made herein and in any certificate, document or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement until the later of the receipt by Farmer Mac or its assignee of payment in full in respect of all Qualified Loans and the satisfaction of all of the Mortgages.

     Section 6.07 Entire Agreement. This Agreement (which, for this purpose, includes the Central Servicing Supplement) sets forth the entire agreement of the parties hereto with respect to its subject matter, and supersedes all previous understandings, written or oral, with respect thereto.

     Section 6.08 Waiver of Jury Trial. The Central Servicer and Farmer Mac hereby irrevocably and unconditionally waive trial by jury in any legal action or preceding relating to this Agreement or the Central Servicing Supplement.

     Section 6.09 Severability. Any provision of this Agreement or the Central Servicing Supplement which is prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or non-authorization without invalidating the remaining provisions hereof or thereof or affecting the validity, enforceability or legality of any such provision in any other jurisdiction.

     Section 6.10 Assignability. Except as herein contemplated, neither this Agreement nor the Central Servicing Supplement shall be assigned by either of the parties hereto without the prior written consent of the other party; provided, however, that Farmer Mac may assign this Agreement to any affiliate of Farmer Mac or the holder of the Qualified Loans without prior notice or consent of the Central Servicer.

     Section 6.11 Third Party Beneficiaries. Any assignee or designee of Farmer Mac, including an assignee holding the Qualified Loans for the benefit of holders of securities guaranteed by Farmer Mac, is a third party beneficiary to this Agreement and the Central Servicing Supplement entitled to enforce any representations and warranties, indemnities and obligations of the parties. Except as otherwise provided, the parties to this Agreement hereby manifest their intent that no third party other than such assignee or designee, including an assignee for the benefit of such holders of securities, shall be deemed a third party beneficiary of this Agreement or the Central Servicing Supplement, and specifically that the Borrowers are not third party beneficiaries of this Agreement or the Central Servicing Supplement.

     IN WITNESS WHEREOF, Farmer Mac and the Central Servicer have caused their names to be signed hereto by their respective officers, duly authorized and their respective corporate seals, duly attested, to be hereunto affixed, all as of the 17th day of December, 1996.


                          FEDERAL AGRICULTURAL MORTGAGE CORPORATION

                           By: /s/ Nancy E. Corsiglia
                           ---------------------------
                           Name: Nancy E. Corsiglia
                           Title: Vice President - Business Development



                           ZIONS FIRST NATIONAL BANK,
                           Central Servicer

                           By: /s/ Patrick M. Floyd
                           ----------------------------------
                           Name:   Patrick M. Floyd
                           Title:  Vice President

                                                               Exhibit 10.11.1












                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION,

                             Owner/Master Servicer,



                                       and



                           ZIONS FIRST NATIONAL BANK,

                                Central Servicer





                                 AMENDMENT NO. 1
                          Dated as of February 26, 1997
                                       to
                       Master Central Servicing Agreement
                          Dated as of December 17, 1996

     THIS AMENDMENT NO. 1, by and between the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the United States and an institution of the Farm Credit System ("Farmer Mac") and Zions First National Bank, a national bank (the "Central Servicer"), to the Master Central Servicing Agreement, dated as of December 17, 1996, between Farmer Mac and the Central Servicer (the "Master Central Servicing Agreement") providing for the Central Servicer to service certain Qualified Loans with respect to which Farmer Mac is the Master Servicer or Owner is made and entered into as of the 26th day of February 1997.

                                   W I T N E S S E T H :

     - --- - - - - - - - That, in consideration of the mutual agreements herein contained, Farmer Mac and the Central Servicer agree as follows:

     WHEREAS, Farmer Mac has identified a category of lower risk Qualified Loans ("Choice/Platinum Program Qualified Loans") with respect to which Farmer Mac deems it appropriate to offer Borrowers a lower interest rate;

     WHEREAS, in order to provide the better pricing of Choice/Platinum Program Qualified Loans (as described in Appendix A hereto) to Borrowers in an effort to increase the volume of Qualified Loans subject to this Master Central Servicing Agreement the Central Servicer has agreed to reduce the Servicing Fee Rate with respect to Choice/Platinum Program Qualified Loans and the parties hereto have agreed to amend the Master Central Servicing Agreement to so provide; and

     WHEREAS, capitalized terms used but not defined herein have the meanings given to them in the Master Central Servicing Agreement.

      NOW, THEREFORE:

     Farmer Mac and the Central Servicer do hereby covenant and agree as follows:

     Section 1. The definition of "Servicing Fee Rate" in Section 1.01 of the Master Central Servicing Agreement is amended by inserting before the period at the end thereof: [material omitted pursuant to a request for confidential treatment and filed separately with the SEC]

     Section 2. This Amendment No. 1 may be executed in any number of counterparts, each of which shall be an original; but such counterparts shall together constitute one and the same instrument.

     IN WITNESS WHEREOF, Farmer Mac and the Central Servicer have caused their names to be signed hereto by their respective officers thereunto duly authorized and their respective seals, duly attested, to be hereunto affixed, all as of the day and year above written.

                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION,

                                   By:   /s/ Nancy E. Corsiglia
                                 ---------------------------------------------
                                  Name:   Nancy E. Corsiglia
                                  Title:  Vice President - Business Development


                              ZIONS FIRST NATIONAL BANK

                                   By: /s/ Patrick M. Floyd
                                   -------------------------
                                   Name: Patrick M. Floyd
                                   Title: Vice President

                                                            SCHEDULE A
                                                     TO AMENDMENT NO.1
                                                     TO MASTER CENTRAL
                                                   SERVICING AGREEMENT


                      CHOICE/PLATINUM PROGRAM QUALIFIED LOAN CRITERIA


Debt-to-asset percentage                                               < = 40

Current Ratio                                                 > = 1.25 : 1.00

Total debt service ratio                                      > = 1.50 : 1.00

Property debt service ratio                                   > = 1.00 : 1.00

Loan to Value percentage
(Principal Balance < = $2.3                                            < = 60
million)

Loan to Value percentage
(Principal Balance >$2.3                                               < = 55
million)

Minimum Qualifying Loan Size
          Farmer Mac's "Choice"                                      $500,000
          Zions' "Platinum"                                           350,000

                                                     Exhibit 10.12


     THIS LOAN FILE REVIEW AND UNDERWRITING AGREEMENT, effective as of December 17, 1996, between the FEDERAL AGRICULTURAL MORTGAGE CORPORATION, an instrumentality of the United States (together with its permitted successors and assigns, "Farmer Mac"), and ZIONS FIRST NATIONAL BANK, a national banking association, as underwriter (together with its permitted successors and assigns, the "Underwriter").

                                WITNESSETH THAT:

     WHEREAS, Farmer Mac intends to purchase agricultural mortgage loans ("Qualified Loans") from time to time from approved sellers (each, a "Seller") of such loans; and

     WHEREAS, Farmer Mac desires to engage the Underwriter to review certain of the submitted loan files for such purchases on a non-exclusive basis and the Underwriter desires to undertake such engagement in accordance with the terms hereof.

     NOW, THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:


                                   DEFINITIONS

     Section 1.01. Definitions. Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the meanings specified in this Article.

     "Additional Collateral Documents": As to any Qualified Loan, any security documents in addition to those listed in clauses (i) through (v) of the definition of "Mortgage File" that evidence rights or interests in the related Mortgaged Property.

     "Agreement": This Loan File Review and Underwriting Agreement and all amendments hereof and supplements hereto.

     "Assignment": An assignment of the Mortgage, notice of transfer or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the assignment of the Mortgage to the Custodian for the benefit of Farmer Mac.

     "Custodial Agreement": The Custodial Agreement dated as of June 1, 1996 between the Custodian and Farmer Mac, as the same may be modified or supplemented from time to time.

     "Custodian": First Trust National Association, in its capacity as Custodian under the Custodial Agreement, or its successor in interest or any successor Custodian appointed as provided in the Custodial Agreement.

     "Farmer Mac": The Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the United States, or its successor in interest. The term "Farmer Mac" shall also include the Farmer Mac Mortgage Securities Corporation, a wholly-owned subsidiary of the Federal Agricultural Mortgage Corporation.

     "Farmer Mac Commitment": The written commitment of Farmer Mac to purchase a Qualified Loan.

     "Farmer Mac Commitment Date": The date upon which Farmer Mac commits to purchase a certain Qualified Loan.

     "Final Loan File": A file containing documents relating to a consummated mortgage loan which a Seller seeks to sell to Farmer Mac containing documents contained in Exhibit B hereto.

     "Loan Set-up File": A report in the form of Exhibit D hereto prepared by the Underwriter with respect to each Qualified Loan purchased by Farmer Mac.

     "Mortgage": A mortgage, deed of trust or other instrument that constitutes a first lien on an interest in real property securing a Mortgage Note.

      "Mortgage File":  The mortgage documents listed below:

     (i) The Mortgage Note, endorsed in the following form: "Pay to the order of First Trust National Association, as Custodian/Trustee without recourse", showing an unbroken chain of endorsements from the original lender thereof to the Person endorsing it to the Custodian and containing the provisions required by the Selling Guide;

     (ii) The Mortgage with evidence of recording indicated thereon or, if (x) the public recording office retains the original of the Mortgage or (y) the Underwriter receives an Officers' Certificate of the Seller certifying that the original of the Mortgage is lost, missing or destroyed, a copy of the Mortgage certified by the public recording office in which such Mortgage has been recorded to be a true and complete copy of the original Mortgage;

     (iii) An assignment in the form "First Trust National Association, as Custodian/Trustee" which assignment or equivalent instrument must be in recordable form and may be in the form of one or more blanket assignments covering Mortgages secured by Mortgaged Properties located in the same county, if permitted by law and accompanied by an Opinion of Counsel to that effect (a copy of such blanket assignment to be delivered in each applicable Mortgage
File);

     (iv) Evidence of title to the Mortgaged Property either in the form of an opinion from an attorney or firm of attorneys rated at least "BV" by Martindale-Hubbell or approved by Farmer Mac if no such rating is available or a title insurance policy or binding title insurance commitment issued by a title insurance company acceptable to Farmer Mac;

     (v) The original of each modification agreement and each assumption agreement, if any, relating to such Qualified Loan or, if (x) the public recording office retains the original of the modification or assumption agreement or (y) the Underwriter receives an Officers' Certificate of the Seller certifying that the original of the modification or assumption agreement is lost, missing or destroyed, a copy of the modification (with respect to the Mortgage) or assumption agreement certified by the public recording office in which such Mortgage was recorded to be a true and complete copy of the original modification or assumption agreement;

     (vi) Any UCC-l or UCC-3 Financing Statements, as applicable, in a form suitable for recording, disclosing the assignment to First Trust, as custodian, of the Seller's security interest in the personal property (if any) constituting security for repayment of the related Qualified Loan, together with evidence of a UCC search disclosing the lien priority; and

     (vii) Any Additional Collateral Documents relating to such Qualified Loan delivered by the Seller to the Underwriter.

     "Mortgage Note": The originally executed note or other evidence of indebtedness evidencing the indebtedness of a borrower under a Qualified Loan.

     "Mortgage Rate": As to any Qualified Loan, the rate of interest borne by the related Mortgage Note.

     "Mortgaged Property": The property securing a Qualified Loan.

     "Qualified Loans": As defined in the Recitals.

     "Officers' Certificate": A certificate signed by the Chairman of the Board, the President, any Executive Vice President, Vice President, Assistant Vice President or Second Vice President, and any of the Treasurer, the Secretary, or one of the Assistant Secretaries of the Person required to deliver such certificates.

     "Opinion of Counsel": A written opinion of counsel acceptable to Farmer Mac, who may be salaried counsel for Farmer Mac or the Underwriter.

     "Originator": Any entity that originates a Qualified Loan and meets the requirements to be an Originator set forth in the Selling Guide.

     "Person":  Any  individual,   corporation,   partnership,   joint  venture,
association,   joint-stock  company,  trust,   unincorporated   organization  or
government or any agency or political subdivision thereof.

     "Preliminary Loan File": A file containing documents relating to a mortgage loan which the Seller seeks to sell to Farmer Mac containing documents contained in Exhibit A hereto.

     "Seller": The entity selling a Qualified Loan to Farmer Mac.

     "Selling Guide": The publication entitled "Federal Agricultural Mortgage Corporation Selling Guide." Until such publication is issued the term "Selling Guide" shall refer to the publication entitled "Federal Agricultural Mortgage Corporation Securities Guide," release dated April 10, 1992, as the same may be modified from time to time by any guide update or bulletin (the "Securities Guide") and the "Farmer Mac Seller/Servicer Guide," release dated 7/24/96, as the same may be modified from time to time by any guide update or bulletin (the "Seller/Servicer Guide"). If the Securities Guide and the Seller/Servicer Guide are inconsistent, the Seller/Servicer Guide shall control.

     "Weekly Purchase Date": Thursday (or if Thursday is not a business day the following business day), the day of each week on which Farmer Mac will purchase Qualified Loans pursuant to a Commitment.



                                   ARTICLE II

                                LOAN FILE REVIEW

     Section 2.01. Underwriter To Act as Reviewer of Loan Files. (a) The Underwriter shall deal with Sellers in connection with the requirements of the Selling Guide as they relate to documents required to be submitted before a Qualified Loan referred to the Underwriter by Farmer Mac is approved for purchase and in connection with their submissions of the related Preliminary Loan Files and Final Loan Files, shall review such files, shall report to Farmer Mac with respect to such reviews, and shall perform the other duties specified in this Article II in a manner consistent with this Agreement and otherwise in a manner so as to determine whether all Qualified Loans acquired by Farmer Mac after underwriting and review by the Underwriter satisfy the requirements of the Selling Guide and, subject to the preceding requirement, to encourage participation of Sellers in available Farmer Mac mortgage purchase programs.

     (b) Farmer Mac shall be the principal contact with Sellers in connection with their approval as Sellers and in connection with the terms of any particular Qualified Loan purchase and shall determine which Qualified Loans shall be referred to the Underwriter for review and underwriting under this Agreement. The Underwriter shall be the principal contact with Sellers in connection with the processing and purchasing of the Qualified Loans referred to it by Farmer Mac.

     Section 2.02. Approved Sellers. Farmer Mac shall have the sole authority to approve entities as Sellers in any Farmer Mac program. Farmer Mac in its discretion may provide to the Underwriter copies of any requests for approval as Sellers and any supporting documentation Farmer Mac determines appropriate to solicit the Underwriter's suggestions as to whether a prospective Seller should be approved by Farmer Mac. The Underwriter shall promptly review any such documentation and shall promptly advise Farmer Mac if it has reason to believe there are any deficiencies or omissions with respect to such requests or documentation. The Underwriter shall promptly forward copies of any requests for approval as Sellers and supporting documentation received by it from Sellers to Farmer Mac. Farmer Mac shall provide the Underwriter with a list, updated from time to time, of approved Sellers. If the Underwriter receives a Preliminary Loan File or Final Loan File from an entity other than an approved Seller, the Underwriter shall promptly notify Farmer Mac

     Section 2.03. Preliminary Loan File Review

     (a) Promptly upon receipt from Farmer Mac of a Preliminary Loan File from an approved Seller (or from such other entity as Farmer Mac may consent to, e.g., an entity applying to be an approved Seller) accompanied by a certification by such approved Seller that such Preliminary Loan File is complete, and in any event within 3 Business Days after such receipt, the Underwriter (x) shall review such Preliminary Loan File to determine (i) whether the contemplated loan would be a Qualified Loan and would qualify for purchase by Farmer Mac, and (ii) whether all required documentation, as specified in Exhibit A, is included in such Preliminary Loan File and whether each such document complies with the requirements as set forth in the Selling Guide, and
(y) notify the Seller of any deficiency therein pursuant to paragraph (b) of this Section 2.03 or of its approval or rejection thereof pursuant to paragraph
(c) of this Section 2.03.

     (b) In the event that the Underwriter discovers a deficiency in the Preliminary Loan File, the Underwriter shall promptly notify the Seller of the deficiency. At such time, the Underwriter shall inform the Seller that the Preliminary Loan File will not be considered complete until the missing documentation is provided to the Underwriter. Upon submission by the Seller of documentation requested by the Underwriter to complete the Preliminary Loan File, the Underwriter shall review the completed Preliminary Loan File for compliance and notify the Seller with respect thereto within such period as would be applicable to a new submission.

     (c) In the event that the Underwriter reviews the Preliminary Loan File and determines that the file is complete, (i) if the Underwriter determines that the submitted prospective loan and documentation comply with the requirements of the Selling Guide, the Underwriter shall promptly notify the Seller of its approval of the Preliminary Loan File in accordance with the Selling Guide (including in such notice a loan identification number, a maximum permitted interest rate for such loan and a minimum appraisal value for the related property) and (ii) otherwise, the Underwriter shall promptly notify the Seller of its rejection of the Preliminary Loan File and the reasons therefor.

     (d) The Underwriter shall provide timely reports to Farmer Mac with respect to approved Preliminary Loan Files in accordance with Section 2.07 of this Agreement.

     (e) The Underwriter's obligations under this Section 2.03 with respect to Preliminary Loan Files will be based solely upon the Underwriter's review of the documents in such Preliminary Loan Files and the Underwriter's knowledge of regions and appropriate crop types necessary for the approval of Qualified Loans under the Selling Guide.

     Section 2.04. Final File Review.

     (a) Promptly upon, and in any event within 3 business days of receipt of a Final Loan File from an approved Seller accompanied by a certification by such approved Seller that such Final Loan File is complete (or, if such Final Loan File relates to a prospective loan for which the Underwriter has previously approved a Preliminary Loan File, within 1 Business Day of such receipt), the Underwriter (x) shall review such Final Loan File to determine (i) whether the contemplated loan would be a Qualified Loan and would qualify for purchase by Farmer Mac, (ii) whether all required documentation, as specified in the Selling Guide, is included in such Final Loan File and whether each such document complies with the requirements as set forth in the Selling Guide (including without limitation consistency with documentation in the Preliminary Loan File and requirements for approval of such file) and (y) notify the Seller of any deficiency therein pursuant to paragraph (b) of this Section 2.04 or of its approval or rejection thereof pursuant to paragraph (c) of this Section 2.04.

     (b) To assure the adequacy of appraisals contained in Final Loan Files, the Underwriter will implement an appraisal review program reasonably acceptable to Farmer Mac

     (c) In the event that the Underwriter discovers a deficiency in the Final Loan File, the Underwriter shall promptly notify the Seller of the deficiency. At that time the Underwriter shall inform the Seller that the Final Loan File will not be considered complete until the missing or corrected documentation is provided to the Underwriter. Upon submission by the Seller of documentation requested by the Underwriter to complete the Final Loan File, the Underwriter shall review the completed Final Loan File for compliance and notify the Seller with respect thereto within such period as would be applicable to a final submission.

     (d) In the event that the Underwriter reviews the Final Loan File and determines that the file is complete, then (i) if the Underwriter determines that the submitted prospective loan and documentation comply with the requirements of the Selling Guide, the Underwriter shall promptly notify the Seller of its approval of the Final Loan File and (ii) otherwise, the Underwriter shall promptly notify the Seller of its rejection of the Final Loan File and the reasons therefor.

     (e) The Underwriter shall provide timely reports to Farmer Mac with respect to approved Final Loan Files in accordance with Section 2.07 of this Agreement.

     (f) The Underwriter's obligations under this Section 2.04 with respect to Final Loan Files will be based solely upon the Underwriter's review of the documents in such Final loan Files and the Underwriter's knowledge of regions and appropriate crop types necessary for the approval of Qualified Loans under the Selling Guide.

     Section 2.05. Custodian. (a) The Underwriter hereby agrees to act as custodian of any documents delivered to it hereunder from the date of delivery thereof by the Seller to the date of disposition thereof in accordance with the terms of this Agreement and the Selling Guide. With respect to any documents held by the Underwriter which have been delivered by the Seller but as to which Farmer Mac has not made payment, the Underwriter shall hold such documents as custodian for the Seller. With respect to any documents held by the Underwriter as to which either (i) the Seller has acknowledged receipt of the purchase price or (ii) in the absence of such confirmation, the Underwriter has received confirmation from Farmer Mac's bank that it has wired the funds in the amount of the purchase price to the account specified by the Seller, the Underwriter shall hold such documents as custodian for Farmer Mac in accordance with the terms hereof and of the Selling Guide. Upon receipt of confirmation that a Qualified Loan has been purchased by Farmer Mac, the Underwriter shall ship the Mortgage File (to the extent the Underwriter has the documents composing the Mortgage
File) to the Custodian by overnight courier.

     The Underwriter agrees to accept and hold all such documents as agent for and on behalf of the Seller or Farmer Mac, as applicable, pursuant to the terms of this Agreement and the Selling Guide, and shall at all times make such documents available to Farmer Mac for the purpose of inspecting such documents. The Underwriter shall neither have nor acquire any liens, rights of ownership or other claims in or to such documents or the related loans except as provided herein.

     (b) The Underwriter shall, at all times during the term of this Agreement, hold any documents delivered to it in safekeeping and shall be responsible for their safety. The Underwriter shall segregate such documents and shall not commingle such documents with property of the Underwriter or of other customers of the Underwriter.

     (c) The Underwriter shall return any or all of such documents to the Seller as they relate to a loan which has been rejected by the Underwriter or by Farmer Mac, or, with respect to any loan not yet purchased by Farmer Mac, upon the Seller's request. The Underwriter shall, (i) upon acknowledgment by the Seller that it has received the purchase price or (ii) in the absence of such confirmation, upon receipt of confirmation from Farmer Mac's bank that it has wired the funds in the amount of the purchase price to the account specified by the Seller, hold such documents for Farmer Mac (and shall indicate that it so holds such documents on its records), and (a) at the direction of Farmer Mac, shall deliver all documents required to be included in the Mortgage File to the Custodian or to such other party as Farmer Mac may designate and (b) shall retain all other documents for the benefit of Farmer Mac in its capacity as Underwriter unless Farmer Mac instructs the Underwriter to forward such other documents to a third party.

     (d) In the event any property held by the Underwriter hereunder shall be attached, garnished or levied upon under any court order, or if the delivery of such property shall be stayed or enjoined by any court order, or if any court, writ, judgment or decree shall be made or entered affecting such property or affecting any act by the Underwriter, the Underwriter shall obey and comply with all orders, writs, judgments or decrees so entered or issued unless such order, writ, judgment or decrees is being contested in an appropriate judicial proceeding), notwithstanding any provisions of this Agreement to the contrary. If the Underwriter obeys and complies with any such orders, writs, judgments or decrees, it shall not be liable to any of the parties hereto or to any other person or entity by reason of such compliance, notwithstanding that such orders, writs, judgments or decrees may be subsequently reversed, modified, annulled, set aside or vacated.

     (e) The Underwriter hereby agrees to indemnify Farmer Mac from and hold it harmless against any loss, expense, damage, claim or liability suffered by Farmer Mac as a result of the Underwriter's failure to hold such documents on behalf of the Sellers or Farmer Mac, as applicable, in accordance with the terms of this Section 2.05.

     Section 2.06. Fees. As compensation for the Underwriter's performing its duties under this Agreement: (a) with respect to any agricultural real estate loan for which a complete Preliminary Loan File is received and reviewed by the Underwriter, such review resulting in the Underwriter either approving or disapproving the related loan for purchase by Farmer Mac, Farmer Mac shall pay the Underwriter [material omitted pursuant to a request for confidential treatment and filed separately with the SEC]; and (b) with respect to any agricultural real estate loan other than one described in clause (a) hereof for which the Underwriter provides the final loan review described in Section 2.04 hereof, Farmer Mac shall pay the Underwriter [material omitted pursuant to a request for confidential treatment and filed separately with the SEC]. Farmer Mac will timely remit the fee after receipt of a monthly invoice from the Underwriter.

     Section 2.07 Reporting. (a) The Underwriter shall, on a daily basis deliver to Farmer Mac in hard copy (with a weekly report also by electronic medium) a report in the form of Exhibit C hereto.

     (b) The Underwriter shall deliver to Farmer Mac, by 10 am Washington, DC, time on the second Business Day before each Weekly Purchase Date a list of all mortgage loans for which Final Loan Files have been received by the Underwriter. Such list shall include the loan number, borrower name, Seller's name and address, principal balance of the loan, loan interest rate, and the Farmer Mac Commitment number and such other data as Farmer Mac may reasonably request.

     (c) The Underwriter shall telecopy to Farmer Mac, by 9 am Washington, DC, time on each Weekly Purchase Date a list of all mortgage loans for which Final Loan Files have been received and approved by the Underwriter, and shall include a certification that, except as noted, all documents required to be included in such Final Loan Files have been received by and are in the possession of the Underwriter.

     (d) The Underwriter shall deliver by electronic medium, no later than two hours after Farmer Mac notifies the Underwriter that it has purchased loans identified on the report specified in paragraph (c) above, a Loan Set-up File for each such loan.



                                   ARTICLE III

                    REPRESENTATIONS AND WARRANTIES; COVENANTS

     Section 3.01. Representations and Warranties of the Underwriter. The Underwriter hereby represents and warrants the following to Farmer Mac:

     (i) The Underwriter is a National Bank duly organized, validly existing and in good standing under the laws governing its creation and existence and is or will be in compliance with the laws of each state in which any Mortgaged Property is located to the extent necessary to perform its obligations under, and to enforce each Mortgage and Qualified Loan in accordance with, the terms of this Agreement.

     (ii) The execution and delivery by the Underwriter of this Agreement and the Underwriter's performance and compliance with the terms this Agreement will not violate the Underwriter's Articles of Association or Bylaws or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, or result in the breach of, any contract, agreement or other instrument to which the Underwriter is a party or which may be applicable to the Underwriter or any of its assets to the extent that such default or breach could affect the ability of the Underwriter to carry out its obligations under this Agreement.

     (iii) This Agreement, assuming due authorization, execution and delivery by the parties thereto (other than the Underwriter), constitutes a valid, legal and binding obligation of the Underwriter, enforceable against it in accordance with the terms hereof and thereof, subject to applicable bankruptcy, insolvency, reorganization, moratorium and other laws affecting the enforcement of creditors' rights generally and by general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law).

     (iv) The Underwriter is not in default, and the execution and delivery of this Agreement by the Underwriter and the Underwriter's performance and compliance with this Agreement will not cause the Underwriter to be in default, with respect to any order or decree of any court or any order, regulation or demand of any Federal, state, county or municipal authority, which default might have consequences that would materially and adversely affect its condition (financial or other) or operations or might have consequences that would materially and adversely affect its performance under this Agreement.

     (v) No action, suit or proceeding is pending or, to the best of the Underwriter's knowledge, threatened against the Underwriter that would prohibit its entering into this Agreement or adversely affect the performance by the Underwriter of its obligations under this Agreement.

     (vi) The Underwriter  will comply in the performance of this Agreement with
(a) all reasonable rules and requirements of each insurer under each required property hazard insurance policy for each Qualified Loan and (b) all reasonable rules and requirements of each insurer with respect to making claims under any title insurance policy for each Qualified Loan.

     (vii) No information, Officers' Certificate, statement furnished in writing or report delivered to Farmer Mac by the Underwriter will, to the best of the knowledge of the person delivering such information, Officers' Certificate, statement or report, contain any untrue statement of a material fact or omit a material fact necessary to make such information, Officers' Certificate, statement or report not misleading.

     Section 3.02. Covenants of Underwriter. The Underwriter agrees to review the Preliminary Loan Files and Final Loan Files with respect to each mortgage loan reviewed by it under this Agreement and covenants with Farmer Mac that, as to each such mortgage loan, as of the date of review of the related Preliminary Loan File and Final Loan, such mortgage loan:

               (1)Based  solely on a review of the  documents in the such files,
          (i) is a Qualified Loan and (ii) conforms in all material respects to the provisions of the Selling Guide.

               (2) The Qualified Loan has terms conforming to one of the products offered by Farmer Mac. The Qualified Loan does not provide for negative amortization of interest.

               (3) The related Mortgage File contains the documents specified in the definition of the term "Mortgage File" herein completed or executed, if required.

               (4) Based solely on a review of the documents in the Final Loan File (including the Mortgage File), the information pertaining to the Qualified Loan set forth in the related Loan Set-up File provided to Farmer Mac is true and correct.

               (5) On the basis of the review by the Underwriter of the appraisal included in the Final Loan File, the Underwriter has no reason to believe that such appraisal has not been conducted in accordance with the Farmer Mac's appraisal standards; except that, no such appraisal or appraisal update, as the case may be, is dated more than one year prior to the Weekly Purchase Date on which such mortgage loan is purchased by Farmer Mac.



     Section 3.02 Representations and Warranties of Farmer Mac. Farmer Mac hereby represents and warrants the following to the Underwriter:

     (i) Farmer Mac is a federally chartered instrumentality of the United States duly organized, validly existing and in good standing under the laws of the United States with corporate power and authority to conduct its business as it is currently being conducted; Farmer Mac holds all licenses, certificates and permits necessary for the conduct of its business as it is currently being conducted.

     (ii) Farmer Mac has the requisite power and authority to execute and deliver this Agreement, and to take all other actions and execute and deliver all other documents which are requisite or pertinent to the transactions described in this Agreement. The persons signing this Agreement and such other documents and taking such actions on behalf of Farmer Mac have been duly authorized to do so and this Agreement and such other documents and actions are or will be, as the case may be, valid, legally binding and enforceable against Farmer Mac in accordance with their respective terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and other laws affecting the enforcement of creditors' rights generally and to general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law).

     (iii) No action, suit or proceeding is pending or, to the best of Farmer Mac's knowledge, threatened against Farmer Mac that would prohibit its entering this Agreement or adversely affect the performance of its obligations under this Agreement.



                                   ARTICLE IV

                                 THE UNDERWRITER

     Section 4.01. Liabilities of the Underwriter. The Underwriter shall be liable in accordance herewith only to the extent of the obligations specifically imposed upon and undertaken by the Underwriter herein.

     Section 4.02. Merger or Consolidation of the Underwriter; Assignment of Rights and Delegation of Duties by Underwriter. (a) Subject to paragraph (b) below, the Underwriter will keep in full effect its existence, rights and franchises under the laws of its jurisdiction of organization, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement and to perform its duties under this Agreement.

     (b) The Underwriter may assign its rights and delegate its duties and obligations under this Agreement; provided that the Person accepting such assignment or delegation shall be satisfactory to Farmer Mac, is willing to service the Qualified Loans and executes and delivers to Farmer Mac an agreement, in form and substance satisfactory to Farmer Mac, which contains an assumption by such Person of the due and punctual performance and observance of each covenant and condition to be performed or observed by the Underwriter under this Agreement. In the case of any such assignment and delegation, the Underwriter shall be released from its obligations under this Agreement, except that the Underwriter shall remain liable for all liabilities and obligations incurred by it as Underwriter hereunder prior to the satisfaction of the conditions to such assignment and delegation set forth in the next preceding sentence.

     Section 4.03. Limitation on Liability of the Underwriter and Others. Neither the Underwriter nor any of the directors, officers employees or agents of Farmer Mac or the Underwriter shall be under any liability to Farmer Mac for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement or the Selling Guide, or for errors in judgment provided, however, that this provision shall not protect the Underwriter or any such Person against any breach of representation or warranties made herein that gives rise to rights or remedies in Farmer Mac in accordance with Section 3.01 or any liability which would otherwise be imposed by reason of willful misfeasance, bad faith or negligence in the performance of duties or by reason of disregard of obligations and duties hereunder. The Underwriter and any director, officer, employee or agent of the Underwriter may rely in good faith on any document of any kind prima facie properly, executed and submitted by any Person respecting any matters arising hereunder.

     4.04. Arbitration. Any dispute, controversy or claim arising out of or based upon the terms of this Agreement shall be settled exclusively and finally by binding arbitration in the District of Columbia. Upon written demand for arbitration by any party hereto, the parties hereto shall confer and attempt in good faith to agree upon one arbitrator to be selected from panels maintained by the American Arbitration Association (or any successor organization). If the parties have not agreed upon an arbitrator within 30 days after receipt of such written demand, each party hereto shall appoint one arbitrator and those two arbitrators shall agree upon a third arbitrator. The binding arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association (or any successor organization) and shall be binding upon the parties. Judgment upon an arbitration award may be entered in any court having jurisdiction.



                                    ARTICLE V

                            MISCELLANEOUS PROVISIONS



     Section 6.0l. Amendment. This Agreement may be amended from time to time only by written instrument executed by both parties hereto.

     Section 6.02. Termination. Either party hereto may terminate the provisions of this Agreement relating to Loan File review duties upon 3 months' written notice to the other party hereto.

     Section 6.03. Governing Law. This Agreement shall be governed by and construed in accordance federal law. To the extent federal law incorporates state law, that law shall be the laws of the State of New York.

     Section 6.04 Notices. All demands and notices hereunder shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, to (a) in the case of the Underwriter 1 South Main Street, Suite 1340, Salt Lake City, UT, 84111, or such other address as may be hereafter furnished to Farmer Mac by the Underwriter in writing, and
(b) in the case of Farmer Mac, Suite 200, 919 Eighteenth Street,, NW, Washington, DC, 20006 Attention: Vice President-Mortgage-Backed Securities, or such other address as may be hereafter furnished to the Underwriter by Farmer Mac in writing.

     Section 6.05. Severability of Provisions. If any one or more of the covenants, agreements provisions or terms of this Agreement shall be for any reason whatsoever held invalid, then such covenants agreements, provisions or terms shall be seemed severable from the remaining covenants, agreements, provisions or terms of this Agreement and shall in no way affect the validity or enforceability of the other provisions of this Agreement or of the Certificates or the rights of the holders thereof.

     Section 6.06. Confidentiality of Information. Underwriter shall not use the information received in connection with its duties under this Agreement with respect to any loan the Underwriter reviews (or the related Borrower) for any purpose other than fulfilling its obligations under this Agreement or as the servicer of such loan after purchase by Farmer Mac.

     IN WITNESS WHEREOF, Farmer Mac and the Underwriter have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year above written.



                     FEDERAL AGRICULTURAL MORTGAGE CORPORATION


                           By:   /s/Nancy E. Corsiglia
                        ------------------------------------
                          Name:   Nancy E. Corsiglia
                          Title:  Vice President - Business Development



                     ZIONS FIRST NATIONAL BANK,

                     as Underwriter


                           By:  /s/ Patrick M. Floyd
                        ----------------------------
                           Name:  Patrick M. Floyd
                           Title:    Vice President

                              PRELIMINARY LOAN FILE

A Preliminary Loan File must contain the following documents:

1.   A loan application;

2.   A request for the maximum interest rate for which approval is sought;

3.   A schedule of proposed principal and interest payments;

4.   A verification of off-farm income (if applicable);

5.   A credit report (which may be in narrative form;

6.   Three years of fair market value balance sheets;

7.   Three  years  of  accrual   adjusted  income   statements   (together  with
     worksheets);

8. Projections and supporting information (together with worksheets and any other pertinent data);

9. A written trend analysis of historic, pro forma and projected financial data;

10.  A brief narrative description of the farming operation;

11.  A Farmer Mac Qualifying Worksheet (Appendix U of the Selling Guide);

12. A current environmental survey signed by the borrower and the loan originator;

13.  Evidence of hazard insurance (not required for land-only transactions);

14.  Evidence of water rights (if applicable);

15.  Evidence of grazing rights (if applicable);

16.  Copies of material contracts and all leases;

17. Unexecuted final forms of the mortgage, mortgage note, and assignment of mortgage each completed as required in the Selling Guide;

18. A UCC filing on fixtures and personal property needed to operate the mortgaged property;

19.  An appraisal (optional for a Preliminary Loan File Review);

20. To the extent an appraisal is not included, a calculation of the minimum appraised value necessary for the loan to have a loan-to-value ratio no greater than the maximum loan-to-value ratio under the applicable purchase program; and

21. A completed agricultural mortgage summary form (to be provided by the Underwriter).

FINAL LOAN FILE

     The Final Loan File required for the purchase of any Qualified Loan by Farmer Mac will contain all of the documents required for the Preliminary Loan File (except that any unexecuted forms of documents must be executed) plus the following additional documents:

1. An original note or other evidence of indebtedness endorsed with the following form: "Pay to the order of First Trust National Association as Custodian/Trustee, without recourse" and containing the provisions required by the appropriate mortgage purchase program pursuant to which Farmer Mac will be purchasing the Qualified Loan;

2. A mortgage or deed of trust (as the case may be) and any modification agreement related thereto, in each case with evidence of recording indicated thereon;

3. An assignment of mortgage in the following form: "First Trust National Association, as Custodian/Trustee", which assignment must be in recordable form;

4. An appraisal or appraisal update with respect to the related Mortgaged Property prepared in accordance with Farmer Mac's appraisal standards, but in no event shall such appraisal be dated more than one year prior to the Weekly Purchase Date on which such mortgage loan is purchased by Farmer Mac;

5. An original of any assumption, modification or substitution agreement, if applicable;

6.   A copy of any UCC filing and UCC search  showing  priority,  if applicable;
     and

7. Evidence of title to the Mortgaged Property (either in the form of an opinion from an attorney or firm of attorneys rated at least "BV" by Martindale-Hubbell or approved by Farmer Mac if no such rating is available or a title policy or a binding title insurance commitment issued by a title insurance company acceptable to Farmer Mac).

                                                             Exhibit 10.12.1


                             [Farmer Mac Letterhead]


                                January 20, 2000

Patrick M. Floyd
Senior Vice President
Zions First National Bank
1 South Main Street
Salt Lake City, UT 84111

     Re: Loan File Review and Underwriting Agreement: Amendment No. 1

Dear Rick:

     This letter agreement amends the Loan File Review and Underwriting Agreement, dated as of December 17, 1996, between Farmer Mac and Zions (the "Agreement"). Zions and Farmer Mac agree that, effective as of June 1, 1999,
Farmer Mac will not pay any fees or costs relating to the origination, underwriting, closing and approval of any "Zions Proprietary Qualified Loan" or of any loan sold into the Farmer Mac I program by Zions. [material omitted pursuant to a request for confidential treatment and filed separately with the SEC]

     All of the other terms and conditions of the Agreement remain in full force and effect.

     If this letter accurately reflects Zions' understanding and intentions, please so indicate by signing and returning to me the copy of this letter I have enclosed. We at Farmer Mac look forward to a continuing long and mutually beneficial relationship with Zions First National Bank.


                                Very truly yours,

                                          /s/ Nancy E. Corsiglia
                                          -----------------------
                                          Nancy E. Corsiglia
                                          Vice President

ACKNOWLEDGED AND AGREED:

ZIONS FIRST NATIONAL BANK

By:   /s/ Patrick M. Floyd
   ---------------------------------
     Patrick M. Floyd
     Senior Vice President

                                                               Exhibit 10.13

                    LONG TERM STANDBY COMMITMENT TO PURCHASE

     This Long Term Standby Commitment to Purchase No. TM1001 (Full-time Farm), No.TM1002 (Part-time Farm) and No.TM1003 (Rural Housing) ("Commitment") is made as of the first day of August, 1998 between the Federal Agricultural Mortgage Corporation ("Farmer Mac"), a corporation organized and existing under the laws of the United States of America and AgFirst Farm Credit Bank, a Farm Credit Bank organized and existing under the laws of the United States of America ("Seller").

     WHEREAS, the Seller and Farmer Mac each desire to enter into this Commitment, which permits the Seller, at its option, to sell Qualified Loans within a defined portfolio of Qualified Loans to Farmer Mac from time to time during the life of the defined portfolio and obligates Farmer Mac to purchase such Qualified Loans, all under the terms and conditions set forth in this Commitment;

     WHEREAS, the Seller and Farmer Mac have identified a portfolio of Qualified Loans that Farmer Mac will commit to purchase under this Commitment; and

     WHEREAS, the Seller and Farmer Mac seek to create a procedure by which the Seller may add additional Qualified Loans to such portfolio from time to time.

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings set forth in this Commitment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Farmer Mac and the Seller agree as follows:

                                    ARTICLE I

                                  DEFINED TERMS

     Whenever used in this Commitment, the following words and phrases have the following meanings:

     AMBS: Agricultural mortgage-backed securities issued by Farmer Mac.

     Business Day: Any day other than a Saturday, Sunday or other day Farmer Mac or the Seller is closed for business.

     Charter Act: The Farmer Mac Charter Act in Title VIII of the Farm Credit Act of 1971 (12 U.S.C.ss.ss.2279aa et. seq.), as amended and in effect from time to time.

     Commitment Term: From the Effective Date of this Commitment through and including the date on which all Qualified Loans have been purchased or securitized or deemed paid in full (through scheduled payments, prepayments, liquidation or otherwise).

     Delivery Date: The date on which the Seller sells a Qualified Loan in the Portfolio to Farmer Mac, which, in the case of Tier I Qualified Loans, shall be the date that Farmer Mac disburses the purchase proceeds in accordance with
Section 5.01, and, in the case of Tier II and Tier III Qualified Loans, shall be the date of delivery of a Qualified Loan to Farmer Mac pursuant to a mandatory commitment to sell such Tier II or Tier III Qualified Loans to Farmer Mac.

     Effective Date: August 1, 1998, except with respect to Qualified Loans listed on a Qualified Loan Schedule delivered to Farmer Mac by the Seller pursuant to Section 4.02(b), in which case the Effective Date shall be the first day of the month following receipt of such Qualified Loan Schedule by Farmer Mac.

     Event of Default: An event described in Article VIII.

     Governmental Body: Any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign.

     Master Central Servicing Contract (Full-time): The Master Central Servicing Contract (Full-time) entered into as of August 1, 1998, between the Seller and Farmer Mac, as the same may be amended or supplemented from time to time.

     Master Central Servicing Contract (Part-time Farm): The Master Central Servicing Contract (Part-time Farm) entered into as of January 2, 1998, between the Seller and Farmer Mac, as the same may be amended or supplemented from time to time.

     Master Central Servicing Contract (Rural Housing): The Master Central Servicing Contract (Rural Housing) which may be entered into between the Seller and Farmer Mac, as the same may be amended or supplemented from time to time.

     Person: An individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     Portfolio: The group of Qualified Loans, identified on the Qualified Loan Schedule, delivered to Farmer Mac in connection with this Commitment and incorporated herein by reference, which are subject to this Commitment and are eligible to be sold to Farmer Mac under the terms and conditions set forth in this Commitment.

     Qualified Loan: Any mortgage loan secured by agricultural real estate as defined in the Charter Act and the Seller/Servicer Guide that meets the requirements of this Commitment and which is identified in the Portfolio.

     Qualified Loan Schedule: A listing of Qualified Loans in the form of Exhibit D (with respect to Full-time Farm), Exhibit E (with respect to Part-time
Farm) or Exhibit F (with respect to Rural Housing) hereto, as appropriate.

     Seller/Servicer Agreement: The Farmer Mac Seller/Servicer Agreement dated December 16, 1996, between the Seller and Farmer Mac, as amended from time to time, or any other Seller/Servicer Agreement subsequently entered into between the Seller and Farmer Mac.

     Seller/Servicer Guide: The publication entitled "Farmer Mac Seller/Servicer Guide," release dated October 1, 1997, as modified by any guide update or bulletin or as replaced by any other publication of Farmer Mac.

     Servicing Contracts: The Master Central Servicing Contract (Full-time), the Master Central Servicing Contract (Part-time Farm) and the Master Central Servicing Contract (Rural Housing).

     Standby Purchase Fee: The periodic amount due Farmer Mac from the Seller for this Commitment. Such amount with respect to any Qualified Loan shall equal a fraction the numerator of which is one and the denominator of which is the number of payments scheduled to be made in a year on such Qualified Loan of:
[material omitted pursuant to a request for confidential treatment and filed separately with the SEC] times the unpaid principal balance of the Portfolio (which shall be the aggregate of the outstanding unpaid principal balances of the Qualified Loans included in the Portfolio from time to time, as reported monthly by the Seller in accordance with Section 4.04).

     The parties understand that Farmer Mac's commitment obligation with respect to Rural Housing Qualified Loans will not be enforceable until the Federal National Mortgage Association has purchased such loans or reimbursed the Seller for any losses on any such loan in an amount equal to at least 90% of the unpaid principal balance of such loan.

     Termination Event: With respect to either the Seller or Farmer Mac, (i) any change in law or regulation occurring after the Effective Date (or any ruling or interpretation related to any existing law or regulation issued after the Effective Date) that, in the reasonable judgment of such party and as supported by a written opinion of such party's counsel, renders the transaction contemplated hereby void, unenforceable or illegal (in whole or in part) as to such party or (ii) any change in the Financial Accounting Standards adopted by the Financial Accounting Standards Board (or other similar accounting rules) occurring after the Effective Date that, in the reasonable judgment of such party and as supported by a written opinion of an independent accounting firm acceptable to both parties, renders the transaction as contemplated hereby unsound as to such party.

     Tier I Qualified Loan: Any Qualified Loan that is delinquent in payment for four or more consecutive months or otherwise in material non-monetary default, except as otherwise provided in Article V herein, and with respect to which any applicable borrower rights have been exercised or waived by the borrower.

     Tier II Qualified Loan: Any Qualified Loan that complies, on the date of its sale to Farmer Mac, with the standards set forth in the Seller/Servicer Guide, as amended from time to time.

     Tier III Qualified Loan: Any Qualified Loan that is less than four months delinquent but does not comply, on the date of its sale to Farmer Mac, with the standards set forth in the Seller/Servicer Guide, as amended from time to time.

                                   ARTICLE II

                         GENERAL COVENANTS OF THE SELLER

     Section 2.01. Performance of Obligations. The Seller hereby covenants to keep and perform faithfully all of the covenants and undertakings contained herein.

     Section 2.02. Good Standing. The Seller hereby covenants to maintain its current condition of good standing under all applicable laws and regulations and to commit no act that would alter the status of the Seller as represented in
Section 6.03 hereof.

     Section 2.03. Further Assurances. The Seller shall, subject to applicable confidentiality requirements, execute and deliver or cause to be executed and delivered to Farmer Mac now, and at any reasonable time or times hereafter at the request of Farmer Mac, all documents, instruments, letters of direction, notices, reports, acceptances, receipts, consents, waivers, affidavits and certificates as Farmer Mac may reasonably request, in form satisfactory to Farmer Mac in order to consummate fully all of the transactions contemplated hereunder.

     Section 2.04.  Sale,  Transfer or Pledge of Portfolio or Servicing  Rights.
(a) During the Commitment Term, except to the extent provided in the Farm Credit Act of 1971, as amended, the Seller shall not pledge or hypothecate all or any portion of the Portfolio or any of the rights associated with the Portfolio and the Qualified Loans (including rights to service the Qualified Loans or rights to servicing fee income). The Seller may sell or transfer the Portfolio or the servicing rights associated with the Qualified Loans only under the terms set forth below.

               (i) Farmer Mac will approve the sale or transfer of the Portfolio only if all of the Qualified Loans in the Portfolio are sold or transferred to a purchaser or transferee that is acceptable to Farmer Mac and that agrees to assume all of the Seller's obligations hereunder pursuant to a written agreement among the Seller, Farmer Mac and such successor party. If the Seller transfers or sells the Portfolio but retains the right to service the Qualified Loans, the written agreement among the Seller, Farmer Mac and the successor party shall also provide that the payment of the Standby Purchase Fee shall remain a corporate obligation of the Seller.

               (ii) Farmer Mac will approve the sale of the servicing rights associated with the Qualified Loans only if such servicing is sold (a) with respect to all Qualified Loans and (b) to one successor servicer acceptable to Farmer Mac that agrees, pursuant to a written agreement among the Seller, Farmer Mac and such successor servicer, to the obligations of the Seller set forth herein.

               (iii) Any sale or transfer of the Portfolio or the rights associated with the Portfolio will be subject to a transfer fee of [material omitted pursuant to a request for confidential treatment and filed separately with the SEC] of the aggregate outstanding unpaid principal balance of the Qualified Loans in the Portfolio at the time of the transfer or sale.

               (iv) Upon such transfer, the Seller shall have no further right to include additional Qualified Loans in the Portfolio.

     (b) In addition to the provisions in each of the Servicing Contracts concerning the assignment of the Seller's servicing rights and obligations, the Seller, except to the extent heretofore provided, shall not pledge or hypothecate all or any portion of the remainder of its Farmer Mac mortgage servicing portfolio without providing evidence acceptable to Farmer Mac of the acknowledgement of any third party who will have rights therein of Farmer Mac's entitlement to all or a portion of the value of such servicing portfolio in an Event of Default hereunder.

     Section 2.05. Indemnification. The Seller shall indemnify and hold Farmer Mac harmless from and against any and all losses, claims, damages, liabilities and expenses (including reasonable costs of investigation) (collectively, "Losses") to which Farmer Mac may become subject insofar as such Losses arise out of or are based upon (i) the Seller's performance of its servicing obligations set forth in this Commitment and the Servicing Contracts with respect to the Qualified Loans in the Portfolio prior to sale of the Qualified Loans to Farmer Mac or (ii) a final adjudication of, including any settlement of, any outstanding litigation described in Exhibit C hereto. This covenant to indemnify and hold harmless shall survive the sale of the Qualified Loans to Farmer Mac.

     Section 2.06. Original Principal Balance. Notwithstanding any other provision of this Commitment, the Seller shall not deliver a Qualified Loan to Farmer Mac for sale if the original principal balance of such Qualified Loan does not meet Farmer Mac's maximum dollar purchase limitations, in effect as of the Delivery Date, for the purchase of similar Qualified Loans, determined in accordance with the Charter Act.

     Section 2.07.  Seller/Servicer Status. The Seller shall maintain its status
as  a  Farmer  Mac  approved   seller  and  servicer  in  accordance   with  the
Seller/Servicer Agreement and the Servicing Contracts.

                                   ARTICLE III

                             COVENANTS OF FARMER MAC

     Section 3.01. Commitment to Purchase Qualified Loans. Farmer Mac hereby covenants to purchase the Qualified Loans in the Portfolio in accordance with the provisions of this Commitment.

                                   ARTICLE IV

                     PRE-DELIVERY OBLIGATIONS OF THE SELLER

     Section 4.01. Payment of Standby Purchase Fee. With respect to each Qualified Loan, by the seventh calendar day of each month in which a payment is scheduled to be made on such Qualified Loan (or, in the case of a prepayment with respect to any Qualified Loan, by the seventh day of the month following the month in which such prepayment is received) beginning in August 1998 (or the preceding Business Day if the seventh calendar day is not a Business Day) through and including the month in which the Commitment Term expires, the Seller shall pay to Farmer Mac in immediately available funds, by 12:00 noon, Eastern time, on such seventh day, an amount sufficient to pay the Standby Purchase Fee. If such funds are not received by Farmer Mac by 12:00 noon, Eastern time, on such seventh day, the Seller shall pay interest to Farmer Mac on such overdue amount at a rate equal to the federal funds rate.

     Section 4.02. Delivery of Qualified Loan Information. (a) Not later than the tenth day of the month following the date of execution of this Commitment, the Seller shall deliver to Farmer Mac a completed Qualified Loan Schedule for the Qualified Loans in the Portfolio. Such Qualified Loan Schedule shall be delivered in magnetic media or electronic format acceptable to Farmer Mac.

     (b) At any time prior to December 31, 1999, the Seller may deliver to Farmer Mac a completed Qualified Loan Schedule for any additional Qualified Loans that the Seller wishes to add to the Portfolio. The Seller shall follow the same requirements for completion of the initial Qualified Loan Schedule. Such Qualified Loans shall become part of the Portfolio, effective on the first day of the month following the month of receipt by Farmer Mac of such additional Qualified Loan Schedule. Any Standby Purchase Fee with respect to such additional Qualified Loan shall be due and payable beginning in the month following the month in which the Effective Date with respect to such additional Qualified Loan occurs. The Seller may not remove a Qualified Loan from the Portfolio without the prior written consent of Farmer Mac (including removal by making a new loan to the borrower of such Qualified Loan which new loan, in whole or in part, refinances the Qualified Loan) which consent shall not be unreasonably withheld; except, that, if the Seller refinances, restructures or modifies any Qualified Loan without the written consent of Farmer Mac (which consent shall not be unreasonably withheld), Farmer Mac shall not be obligated to purchase such restructured or modified Qualified Loan.

     Section 4.03. Administration and Servicing of Qualified Loans. (a) The Seller will diligently service the Qualified Loans in the Portfolio in accordance with the servicing standards set forth in the applicable Servicing Contract, except as modified by this Commitment. The Seller may conduct such servicing through facilities of agents or independent contractors but shall not thereby be released from any of its duties or responsibilities hereunder.

     (b) The Seller must maintain an individual mortgage file for each Qualified Loan in the Portfolio. Each mortgage file must include any papers or records that are required by the Servicing Contracts (except assignments of mortgages to Farmer Mac). The Seller will physically segregate the mortgage notes relating to the Qualified Loans in the Portfolio and hold such mortgage notes in a secure environment in accordance with generally accepted industry standards for the custody of mortgage loan documentation. The Seller will maintain each mortgage note in a fire resistant vault, drawer or other suitable depository. The Seller is responsible for maintaining accurate accounting and borrower payment records, as required in the Servicing Contracts.

     (c) Upon reasonable notice and at any reasonable time during the Commitment Term and subject to applicable confidentiality requirements, Farmer Mac has the right to examine any and all books and records that pertain to the Qualified Loans, any and all accounting reports associated with the Qualified Loans and borrower remittances, and any other reports and documentation that Farmer Mac considers necessary to assure that (i) the Qualified Loans meet the terms and conditions set forth herein and (ii) the Seller is servicing the Qualified Loans in compliance with the Servicing Contracts and this Commitment. Seller agrees to forward such books, records or reports (or copies thereof) to Farmer Mac upon request by Farmer Mac.

     (d) The Seller shall service delinquent Qualified Loans in accordance with the provisions of the applicable Servicing Contract, including timely initiation of loss mitigation efforts. However, the Seller must sell the delinquent Qualified Loan to Farmer Mac prior to completion of the foreclosure process (or other comparable conversion) in accordance with Section 5.01 hereof. If title to the underlying mortgaged property has transferred to the Seller and no right of rescission by the borrower exists, the related Qualified Loan is no longer eligible for sale to Farmer Mac and should be reported as a "payoff" in accordance with the requirements of Section 4.04.

     Section 4.04 Reporting Requirements. Not later than the last Business Day of the month in which a Qualified Loan is added to the Portfolio, the Seller shall provide a loan setup file in a machine-readable format in accordance with the tape specifications set forth in Exhibit D, E or F hereto, as appropriate. Thereafter and until the Qualified Loan is sold to Farmer Mac or otherwise removed from the Portfolio, the Seller shall provide not later than the seventh calendar day of each month a monthly loan activity report (based on actual payment activity) in a machine-readable format in accordance with the tape specifications set forth in Exhibit G hereto.

                                    ARTICLE V

                   DELIVERY OF AND PAYMENT FOR QUALIFIED LOANS

     Section 5.01. Tier I Qualified Loans. (a) Subject to the requirements set forth in this Commitment, the Seller may elect to sell to Farmer Mac, in exchange for cash, any Tier I Qualified Loan. Notwithstanding the foregoing, prior to transfer of ownership of a mortgaged property from the borrower to the Seller as a result of loss mitigation efforts, a foreclosure proceeding or other comparable conversion, the Seller shall sell to Farmer Mac the related Tier I Qualified Loan regardless of the amount of time such Qualified Loan has been delinquent.

     (b) The purchase price for any Tier I Qualified Loan shall equal the unpaid principal balance of the Qualified Loan less any outstanding borrower stock that may be retired and applied to the Qualified Loan, as reported to Farmer Mac in accordance with Section 4.04, in the month in which the Seller elects to sell such Qualified Loan or, in the case of the Tier I Qualified Loans in which Farmer Mac will purchase a participation interest, the purchase price shall equal the participation percentage of the amount by which the unpaid principal balance of the Qualified Loan exceeds such outstanding borrower stock, if any. The purchase price for a Tier I Qualified Loan shall not include accrued or delinquent interest or foreclosure or related costs or expenses. Accrued interest shall be recoverable by the Seller as if it were a Central Servicer Delinquency Advance under the applicable Servicing Contract, recoverable only out of Liquidation Proceeds or other payments with respect to such Tier I Qualified Loan. The purchase proceeds, as well as any reimbursement of a portion of the Standby Purchase Fee, as described in Section 5.04, will be disbursed by wire transfer to the Seller on the first Business Day of the month following Farmer Mac's confirmation of receipt of a completed Purchase Request and as described in subsection (c) below.

     (c) No later than the seventh Business Day of any month in which the Seller elects to sell Tier I Qualified Loans to Farmer Mac, the Seller will do the following:

               (i) deliver a Purchase Request and Certification electronically and in hard copy, in the form of Exhibit C hereto, listing the Farmer Mac loan number and unpaid principal balance of the Qualified Loans that have become Tier I Qualified Loans that the Seller wishes to sell to Farmer Mac either as whole loans or participation interests. The Purchase Request and Certification shall be delivered to Farmer Mac via facsimile transmission (number 202-872-7713).

               (ii) prepare and deliver all of the mortgage delivery documentation required pursuant to Chapter 302 of the Seller/Servicer Guide to Farmer Mac in accordance with the Seller/Servicer Guide. Only Farmer Mac's loan records shall determine the proceeds that the Seller is entitled to receive for Farmer Mac's purchase of Tier I Qualified Loans.

               (iii) pay directly to the custodian designated by Farmer Mac any custodial fees to be incurred in connection with the filing and maintenance of the mortgage documents by such custodian.

     (d) As of its Delivery Date, a Tier I Qualified Loan sold to Farmer Mac (or as to which a participation is sold to Farmer Mac) shall no longer be subject to the terms of this Commitment and shall be serviced by the Seller in accordance with the standard servicing provisions of the applicable Servicing Contract.

     (e) The Seller and Farmer Mac agree that, if a Tier I Qualified Loan sold to Farmer Mac subsequently becomes current in payments without being restructured, the Seller will repurchase from Farmer Mac and Farmer Mac will sell to the Seller such Qualified Loan for a price equal to the unpaid principal balance plus any accrued interest on such Qualified Loan. Such Qualified Loan will thereafter be listed on the applicable Qualified Loan Schedule and be a part of the Portfolio subject to this Commitment.

     Section 5.02. Tier II Qualified Loans. (a) Subject to the requirements set forth in this Commitment, the Seller may elect to sell to Farmer Mac, from time to time, at any time during the Commitment Term, in exchange for cash or AMBS, some or all Tier II Qualified Loans, subject to Farmer Mac's then current requirements for its Cash Window Program for cash purchases or its AMBS Swap Program. The purchase price for a Tier II Qualified Loan sold to Farmer Mac for cash shall be the price agreed to by Farmer Mac and the Seller at the time of sale for cash transactions (less any outstanding borrower stock that may be retired and applied to the Qualified Loan). The guarantee fee to be charged to the Seller for any Tier II Qualified Loan sold to Farmer Mac in exchange for AMBS shall be: [material omitted pursuant to a request for confidential treatment and filed separately with the SEC]

     (b) Prior to the removal of a Tier II Qualified Loan from the Portfolio, the Seller will contact Farmer Mac to enter into a mandatory commitment to sell such Tier II Qualified Loan to Farmer Mac under the standard mortgage delivery and sale requirements set forth in the Seller/Servicer Guide. In the month in which the Seller elects to sell Tier II Qualified Loans to Farmer Mac, the Seller will report, in accordance with the loan level reporting requirements set forth in Section 4.04, the removal of the Qualified Loan from this Commitment by reporting a zero unpaid principal balance.

     (c) The Seller shall sell Tier II Qualified  Loans pursuant to subparagraph
(a) in the case of a cash purchase, in the month in which the Qualified Loan is removed from this Commitment and, in the case of an AMBS purchase, in the next month after the month in which the Qualified Loan is removed from this Commitment.

     (d) No later than the last Business Day of the month of the sale to Farmer Mac of Tier II Qualified Loans in exchange for AMBS, the Seller shall supply a Loan Setup File (as defined in the applicable Servicing Contract) including each such Tier II Qualified Loan.

     (e) As of its Delivery Date, a Tier II Qualified Loan sold to Farmer Mac (or as to which a participation is sold to Farmer Mac) shall no longer be subject to the terms of this Commitment and shall be serviced by the Seller in accordance with the standard servicing provisions of the applicable Servicing Contract.

     Section 5.03. Tier III Qualified Loans. (a) Subject to the requirements set forth in this Commitment, the Seller may make a one-time election to sell to Farmer Mac, in exchange for cash, all of the Tier III Qualified Loans; provided, however, the Seller must concurrently sell all Tier I and Tier II Qualified Loans to Farmer Mac in accordance with the terms set forth herein for such sales.

     (b) The Seller must contact Farmer Mac if at any time during the Commitment Term it wishes to enter into a one-time mandatory delivery commitment to sell all of the Tier III Qualified Loans to Farmer Mac. The purchase price for the Tier III Qualified Loans shall be negotiated at the time of sale (less any outstanding borrower stock that may be retired and applied to the Qualified
Loan).

     (c) In the event the Seller elects to sell all Tier III Qualified Loans to Farmer Mac, Farmer Mac will provide instructions to the Seller regarding the required reporting relating to such Qualified Loans prior to their delivery to Farmer Mac.

     (d) As of its Delivery Date, a Tier III Qualified Loan sold to Farmer Mac (or as to which a participation is sold to Farmer Mac) shall no longer be subject to the terms of this Commitment and shall be serviced by the Seller in accordance with the standard servicing provisions of the applicable Servicing Contract.

     Section 5.04. Participation Interests. (a) Upon election by the Seller to deliver a Class I, Class II or Class III Qualified Loan to Farmer Mac pursuant of this Commitment, Farmer Mac shall be entitled to perform such due diligence as to allow it to determine the value of the related mortgaged property at the time of purchase by Farmer Mac. In the event that (i) Farmer Mac determines that the outstanding principal balance of such Qualified Loan exceeds the maximum loan-to-value ratio for eligibility for the appropriate Farmer Mac program at the time of purchase by Farmer Mac and (ii) if applicable, such Qualified Loan is not insured or guaranteed by a qualified mortgage insurer approved by Farmer Mac, Farmer Mac shall so notify the Seller and shall purchase only a pro rata participation interest in such Qualified Loan. Such pro rata participation interest shall be calculated to result in the loan-to-value ratio (based on an appraisal performed in accordance with the Appraisal Standards set forth in the Seller/Servicer Guide) of Farmer Mac's participation interest being equal to the maximum loan-to-value ratio for eligibility for the appropriate Farmer Mac loan product. Upon receipt of such notice, the Seller may represent and warrant in writing that, notwithstanding Farmer Mac's calculation of the loan-to-value ratio of such Qualified Loan, the actual loan-to-value ratio of such Qualified Loan is less than or equal to the maximum loan-to-value ratio for eligibility for the appropriate Farmer Mac product. In such event, Farmer Mac will accept delivery of the entire Qualified Loan, subject to the Seller's liability for any loss resulting from a breach of the representation and warranty with respect to loan-to value.

               (b)(i) In the event that Farmer Mac accepts delivery of only a participation interest in a Qualified Loan as described in paragraph
          (a) above, Farmer Mac shall reimburse the Seller for a portion of the Standby Purchase Fee collected with respect to such Qualified Loan, which portion shall be calculated as described in subparagraph (ii) below.

               (ii) The amount of reimbursement due to the Seller in subparagraph (i) with respect to a Qualified Loan where Farmer Mac purchases a participation interest shall be the sum of (A) the unpaid principal balance of such Qualified Loan at the time that such Qualified Loan was made subject to this Commitment, as such amount was set forth in the related Qualified Loan Schedule delivered by the Seller to Farmer Mac pursuant to Section 4.02(a) and (B) the unpaid principal balance of such Qualified Loan at the time that the Seller elects to deliver such Qualified Loan to Farmer Mac pursuant to paragraph (a) above, which sum is divided by two and multiplied by (C) the number of months for which the Seller paid a Standby Purchase Fee with respect to such Qualified Loan, (D) the Standby Purchase Fee (divided by 12) and (E) the amount by which 1 exceeds the percentage participation interest purchased by Farmer Mac.

                                   ARTICLE VI

                  Representations AND WARRANTIES OF THE SELLER

     The Seller represents and warrants that:

     Section 6.01. Compliance with Farmer Mac Standards. As of the Effective Date with respect to a Qualified Loan, each representation and warranty set forth in Section 304 of the Seller/Servicer Guide is true and correct with respect to such Qualified Loan.

     Section 6.02. Consents and Approvals. (a) No consents or approvals of any Person are or will be required which have not or will not have been obtained for the execution and delivery of this Commitment or the performance of any obligations hereunder.

     (b) The execution of this Commitment has either been (i) specifically approved by the Board of Directors of the Seller and such approval is reflected in the minutes of the meetings of such Board of Directors or (ii) approved by an officer of the Seller who was duly authorized by the Board of Directors to enter into such types of transactions and such authorization is reflected in the minutes of the Board of Directors' meetings and this Commitment constitutes the "written agreement" of the Seller and the Seller (or any successor) shall continuously maintain all components of such "written agreement" as an official record.

     Section 6.03. Corporate Existence and Power. The Seller is a Farm Credit Bank duly organized, validly existing and in good standing under the laws governing its creation and existence, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business, as now conducted, as required to enter into this Commitment and to meet its obligations under this Commitment.

     Section 6.04. Authorization and Non-Contravention. The execution, delivery and performance by the Seller of this Commitment are within the Seller's corporate power and have been duly authorized by all necessary corporate action on the part of the Seller (no action by its shareholders being required) and will not: (i) violate or contravene any law, regulation, judgment, injunction, order, decree or other instrument currently binding on the Seller; or (ii) violate, contravene or constitute a default under any provision of the articles of incorporation or by-laws of the Seller or of any agreement, contract, mortgage or other instrument currently binding on the Seller.

     Section 6.05. Binding Effect. This Commitment constitutes a valid and legally binding agreement of the Seller enforceable against the Seller in accordance with its terms, except as enforcement may be limited by receivership, insolvency, moratorium or similar laws, or by legal or equitable principles relating to or limiting creditors' rights generally.

     Section 6.06. Governmental Consents. No consent, approval, authorization or order of any Governmental Body is required, and no filing need be made with any Governmental Body, in connection with the execution, delivery and performance by the Seller of this Commitment or the consummation by the Seller of the transactions contemplated hereby.

     Section 6.07. Litigation. There are no actions, suits, or proceedings pending or, to the best knowledge of the Seller, threatened, or any judgment or order entered against the Seller or its assets in any court or before any Federal, state, municipal or other governmental department or commission, board, bureau, agency or instrumentality which is likely to be adversely determined and which if adversely determined will materially, adversely affect its business or financial condition or the validity and enforceability of this Commitment or its ability to perform in accordance with this Commitment.

     Section 6.08. Showings. The Seller has delivered to Farmer Mac on or prior to the date of execution of this Commitment: (i) an executed opinion of the Seller's legal counsel (which may be internal counsel) substantially in the form set forth in Exhibit A attached hereto; (ii) certified resolutions evidencing necessary or appropriate corporate action; and (iii) other documents as may reasonably be requested by Farmer Mac.

     Section 6.09. Compliance with Laws. The Seller is not in violation of any statute, rule or regulation of any Governmental Body or any order of any court or arbitrator, the violation of which, considered in the aggregate, is likely to materially adversely affect the business, operations or properties of the Seller.

     Section 6.10. Fraudulent Conveyance. The performance of the Seller's obligations under this Commitment does not constitute a fraudulent conveyance within the meaning of any bankruptcy, insolvency, reorganization, moratorium or other similar law affecting the rights of creditors.

     Section 6.11. Portfolio Requirements. As of the Effective Date with respect to a Qualified Loan, such Qualified Loan has not been purchased or securitized by Farmer Mac, paid in full (through scheduled payments, prepayments or otherwise) or otherwise removed from the Portfolio under the terms and conditions set forth in this Commitment.

                                   ARTICLE VII

                  REPRESENTATIONS AND WARRANTIES OF FARMER MAC

     Farmer Mac represents and warrants that:

     Section 7.01. Consents and Approvals. No consents or approvals of any Person are or will be required which have not or will not have been obtained for the execution and delivery of this Commitment or the performance of any obligations hereunder.

     Section 7.02. Corporate Existence and Power. Farmer Mac is an instrumentality of the United States, created and existing under the laws of the United States, duly organized, validly existing and in good standing under the laws governing its creation and existence, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted and to enter into this Commitment.

     Section 7.03. Authorization and Non-contravention. The execution, delivery and performance by Farmer Mac of this Commitment are within Farmer Mac's corporate power and have been duly authorized by all necessary corporate action on the part of Farmer Mac (no action by its shareholders being required) and will not: (i) violate or contravene any law, regulation, judgment, injunction, order, decree or other instrument currently binding on Farmer Mac; or (ii) violate, contravene or constitute a default under any provision of the Charter Act or of any agreement, contract, mortgage or other instrument currently binding on Farmer Mac.

     Section 7.04. Binding Effect. This Commitment constitutes a valid and legally binding agreement of Farmer Mac enforceable against Farmer Mac in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, moratorium or similar laws, or by legal or equitable principles relating to or limiting creditors' rights generally.

     Section 7.05. Governmental Consents. No consent, approval, authorization or order of any Governmental Body is required, and no filing need be made with any Governmental Body, in connection with the execution, delivery and performance by Farmer Mac of this Commitment or the consummation by Farmer Mac of the transactions contemplated hereby.

     Section 7.06. Compliance with Laws. Farmer Mac is not in violation of any statute, rule or regulation of any Governmental Body or any order of any court or arbitrator, the violation of which, considered in the aggregate, could materially adversely affect the business, operations or properties of Farmer Mac.

                                  ARTICLE VIII

                                EVENTS OF DEFAULT

     Section 8.01. Events of Default. Any one or more of the following acts or occurrences shall constitute an Event of Default under this Commitment:

     (a) failure by the Seller to pay the Standby Purchase Fee in accordance with the terms of this Commitment; or

     (b) failure by the Seller to observe or perform any covenant or agreement contained in Sections 2.06, 2.07 or 6.01 herein; or

     (c) failure by the Seller to observe or perform any other covenants or agreements set forth in this Commitment which continues unremedied for a period of thirty (30) days after the Seller first acquires knowledge or receives notice thereof; or

     (d) any other event that constitutes a breach of the Seller/Servicer Agreement or other contract, agreement or commitment between Farmer Mac and the Seller that is effective during the Commitment Term; or

     (e) any representation, warranty or statement made by the Seller herein or in any certificate delivered in connection herewith shall prove to have been incorrect in any material respect when made; provided that if the incorrect matter as to which such representation or warranty relates is capable of being cured, it shall not constitute an Event of Default hereunder unless the Seller fails to correct such matter within thirty (30) days after the Seller shall first acquire knowledge or receive notice thereof; or

     (f) a decree or order of a court or agency or supervisory authority having jurisdiction on the premises for the appointment of a conservator, receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Seller; or

     (g) the Seller consents to the appointment of a conservator, receiver or liquidator in any insolvency, readjustment of debt, marshalling of assets and liabilities or similar proceedings relating to the Seller or all or substantially all of its property; or

     (h) the Seller admits in writing its inability to pay its debts generally as they become due, file a petition to invoke any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations.

     Section 8.02. Farmer Mac Events of Default. Any one or more of the following acts or occurrences by Farmer Mac shall constitute an Event of Default under this Commitment:

     (a) failure to purchase an eligible Qualified Loan pursuant to the terms of this Commitment; or

     (b) any representation, warranty or statement made by Farmer Mac herein shall prove to have been incorrect in any material respect when made; or

     (c) a decree or order of a court or agency or supervisory authority having jurisdiction on the premises for the appointment of a conservator, receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against Farmer Mac; or

     (d) Farmer Mac consents to the appointment of a conservator, receiver or liquidator in any insolvency, readjustment of debt, marshalling of assets and liabilities or similar proceedings relating to Farmer Mac or all or substantially all of its property; or

     (e) Farmer Mac admits in writing its inability to pay its debts generally as they become due, files a petition to invoke any applicable insolvency or reorganization statute, makes an assignment for the benefit of its creditors, or voluntarily suspends payment of its obligations.

                                   ARTICLE IX

                                    REMEDIES

     Section 9.01. Remedies of Farmer Mac. Upon the occurrence of any Event of Default by the Seller hereunder, unless such Event of Default has been cured to Farmer Mac's satisfaction, Farmer Mac may, at its option:

     (a) terminate this Commitment and refuse to accept delivery of additional Tier I Qualified Loans for purchase hereunder; and/or

     (b) direct the Seller to repurchase, in accordance with the provisions of the Seller/Servicer Guide, any Qualified Loan sold to Farmer Mac relating to a specific Event of Default.

     However, Farmer Mac's remedy under this Section for an Event of Default under Section 8.01 (b), (c), (d) or (e) and related to a Qualified Loan(s) shall be limited to Section 9.01(b) unless the Event of Default relates to Qualified Loans with an aggregate unpaid principal balance exceeding 5% of the aggregate unpaid principal balance outstanding under this Commitment as of the date of an Event of Default, in which event Farmer Mac may exercise any remedy as provided in this Article IX; or

     If the Seller falls to comply with the provisions of (b) or (c) above within 30 days upon demand of Farmer Mac, Farmer Mac may terminate the Seller/Servicer Agreement and any, some or all of the Servicing Contracts, transfer all of the Seller's Farmer Mac servicing portfolio "with cause" and retain the proceeds from such transfer.

     Section 9.02. Remedies of Seller. Upon the occurrence of any Event of Default by Farmer Mac hereunder, the Seller may, at its option, terminate this Commitment; provided however, that, upon an Event of Default under Section 8.02(a), (b) or (c), the Seller may terminate this Commitment only if such Event of Default remains uncured for a period of 30 days following written notice to Farmer Mac by the Seller.

     Section 9.03. Remedies Not Exclusive. Unless otherwise expressly provided, no remedy conferred herein or reserved to any party is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity; provided, however, that in no event shall either party have any liability to the other party with respect to consequential damages.

     Section 9.04. Delay or Omission Not Waiver. No delay or omission of either party to exercise any right or remedy provided hereunder upon an Event of Default (except a delay or omission pursuant to a written waiver) shall impair any such right or remedy or constitute a waiver of any such Event of Default or acquiescence therein. Every right and remedy given by this Article IX or by law to either party may be exercised from time to time, and as often as may be deemed expedient by either party. In order to entitle either party to exercise any remedy reserved to such party in this Article IX, it shall not be necessary to give any notice unless otherwise provided in Sections 9.01 or 9.02.

                                    ARTICLE X

                                  MISCELLANEOUS

     Section 10.01. Termination Event. Farmer Mac and the Seller each must give the other party written notice of the occurrence of a Termination Event. In the case of a Termination Event, such notice shall be accompanied by an opinion of counsel or an opinion of an independent accounting firm, as applicable, supporting the conclusion that a Termination Event has occurred. Upon the declaration of the occurrence of a Termination Event; this Commitment shall terminate only in respect to the Qualified Loans effected by the Termination Event and be of no further force or effect.

     Section 10.02. Accounting/Capital Treatment. Neither Farmer Mac nor any of the directors, officers, employees or agents of Farmer Mac shall be under any liability for the accuracy, legality or soundness of the Seller's intended accounting or capital treatment of the transaction contemplated by this Commitment or for the Seller's interpretation of any accounting rules relating to its intended accounting or capital treatment of this transaction.

     Section 10.03. Servicing. In connection with the servicing of the Qualified Loans in the Portfolio, although the Seller agrees to comply with the servicing standards set forth in the Servicing Contracts, the parties agree that the Seller is not servicing the Portfolio for Farmer Mac until the Qualified Loans are removed from the Portfolio and sold to Farmer Mac.

     Section 10.04. Confidentiality. The Seller shall maintain the confidentiality of the terms and conditions set forth in this Commitment. The Seller shall disclose the terms of this Commitment to others only as may be required in connection with the Seller's business or by law, regulation, or compulsory process and the Seller agrees to advise Farmer Mac of any such disclosure that is made to any person who is not a director, officer, or employee of the Seller or the Seller's accountants, lawyers or auditors.

     Section 10.05. Benefit of Commitment. Any reference to any of the parties to this Commitment shall be deemed to include the successors and assigns of such party. All covenants and agreements herein contained are for the benefit of the parties hereto only, and nothing expressed or implied herein is intended to be for the benefit of any other Person.

     Section 10.06. Amendments and Waivers. No term, covenants, agreement or condition of this Commitment may be amended, nor any compliance therewith waived (either generally or in a particular instance and either retrospectively or prospectively) except by an instrument in writing duly executed and delivered by the parties hereto.

     Section 10.07. Notices. All notices and communications provided for hereunder shall be in writing and shall be delivered by legible telecopy (receipt confirmed by telephone) or by a means that guarantees over-night delivery. All notices and communications shall be addressed as follows.

        If to the Seller:

        AgFirst Farm Credit Bank
        Attn: Secondary Mortgage Market Unit
        1401 Hampton Street
        Columbia, SC 29201
        Telecopy No: (803) 256-7131

        If to Farmer Mac:

        Farmer Mac
        919 18th Street, N.W.
        Suite 200
        Washington, DC 20006
            Telecopy No: (202) 872-7713

     Section 10.08. Attorneys' Fees. If a legal action is commenced in connection with any dispute under this Commitment, the prevailing party shall be entitled to reasonable attorney fees, including allocated costs for in-house counsel, costs, and necessary disbursements incurred in connection with the related action as determined by the court.

     Section 10.09. Severability. If any provision of this Commitment shall be invalid, illegal or unenforceable, such provision shall be severable from the remaining provisions of this Commitment, and the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     Section 10.10. Multiple Counterparts. This Commitment may be simultaneously executed in multiple counterparts, all of which shall constitute one and the same instrument and each of which shall be, and shall be deemed to be, an original.

     Section 10.11. Governing Law. The terms of this Commitment shall be construed and interpreted in accordance with federal law. To the extent federal law incorporates state law, that state law shall be the laws of the District of Columbia, without regard to the conflicts of laws provisions thereof.

     Section 10.12. Termination. This Commitment shall terminate on the earlier of (a) the last day of the Commitment Term, (b) the date upon which the actions required upon the occurrence of a Termination Event, as set forth in Section 10.01, have been fulfilled by the Seller or Farmer Mac, as applicable, (c) at Farmer Mac's or the Seller's option, the date upon which an Event of Default has occurred, or (d) a date mutually agreed upon by the parties hereto.

     Section 10.13. Time is of the Essence. Time is of the essence for all of the terms and provisions of this Commitment.

     IN WITNESS WHEREOF, the parties hereto have caused this Commitment to be duly executed by their duly authorized officers or representatives as of the date above first written.

        Federal Agricultural Mortgage Corporation

                            By: /s/ Henry D. Edelman
                            ------------------------
                            Name:  Henry D. Edelman
                            Title:  President and Chief Operating Officer



        AgFirst Farm Credit Bank

                            By: /s/ F. A. Lowrey
                            -------------------------------------------
                            Name:  F. A. Lowrey
                            Title:  President and Chief Operating Officer

                                                                  EXHIBIT A

                      FORM OF OPINION OF COUNSEL FOR SELLER

     1. The Seller has been duly organized and is validly existing as a Farm Credit Bank in good standing under the laws of the United States of America, has the full corporate power to conduct its business as now being conducted and is qualified, or need not be qualified, to conduct its business in all of the states in which it does, or plans to do business.

     2. The Seller has full right, power and authority to execute, deliver and perform its obligations under the Commitment; and the Commitment has been duly authorized, executed and delivered by the Seller; and the Commitment constitutes the legal, valid and binding obligation of the Seller, enforceable against the Seller by Farmer Mac in accordance with its terms except to the extent (i) enforcement thereof may be limited or affected by any applicable bankruptcy, insolvency, receivership, reorganization, moratorium or similar laws affecting creditors' rights generally as such laws may be applied in the event of an insolvency or similar proceeding affecting the Seller, or (ii) principles of equity may limit the availability of certain remedies.

     3. The individual or individuals who have executed the Commitment on behalf of the Seller have the legal power, right and actual authority to bind the Seller to the terms and conditions of the Commitment.

     4. Neither the execution and delivery by the Seller of the Commitment, nor the fulfillment of the terms of the Commitment nor the compliance by the Seller with any of the provisions of the Commitment violate any provisions of the articles of incorporation/charter or bylaws of the Seller, or any law or regulations applicable to the Seller or court decree known to us to be applicable to the Seller; and, to the best of our knowledge (after having made inquiry with respect thereto), none of such actions will result in a breach of, or constitute a default under, any agreement, indenture or other instrument to which the Seller is a party or by which it is bound.

     5. There is not pending or, to the best of our knowledge, threatened any action, suit, proceeding, inquiry or investigation at law or in equity or before any court, public board or regulatory agency, against or affecting the Seller or its assets wherein an unfavorable decision, ruling or finding would adversely affect the Seller's powers of existence or the validity or enforceability of the Commitment, or which might result in any material adverse change in the business condition (financial or otherwise) or operation of the Seller, or which might adversely affect the Seller's ability to perform its obligations under the Commitment.

     6. There is no litigation or investigation pending or threatened, or any judgment or order entered, affecting the Qualified Loans (or any other mortgages that the Seller is servicing, which mortgages have interest rate and adjustment provisions similar to those contained in the adjustable rate Qualified Loans), at law or in equity by or before any federal or state court or governmental instrumentality or agency having jurisdiction over the Seller or the Qualified Loans.

                                                                     EXHIBIT B
                       PURCHASE REQUEST AND CERTIFICATION

TO:     [         ]
        Farmer Mac
        919 18th Street, N.W.
        Suite 200
        Washington, D.C. 20006

DATE:    _________ [No later than the 7th business day of the month]

SELLER PURCHASE REQUEST AND CERTIFICATION

Farmer Mac Seller ID:

The following Qualified Loans have become Tier I Qualified Loans pursuant to the Long-Term Standby Commitment to Purchase entered into between Farmer Mac and AgFirst Farm Credit Bank (the "Seller") as of August 1, 1998 (the "Commitment"). Accordingly, the Seller certifies that (i) all the information contained in the Qualified Loan Schedule submitted to the Custodian is correct and (ii) the Seller has transferred an undivided interest in such Qualified Loans to Farmer Mac. Capitalized terms used but not defined herein shall have the meanings set forth in the Commitment.

Farmer Mac Loan #                   Current whole loan UPB

___________________                 ______________________

___________________                 ______________________

___________________                 ______________________


[Note: Request with more than 25 loans must include a 3.5" floppy diskette in an ASCII file format with the following information:

        Fields O1-9 - Servicer Number
        Fields 10-18 - Farmer Mac Loan Number
        Fields 19-24 - Current Whole Loan UPB]

AGFIRST FARM CREDIT BANK

By:
   ---------------------------
        [Authorized Officer]

      Contact Person:
      Name:
      Phone #:
      Address:

                                                               Exhibit 10.13.1

                    LONG TERM STANDBY COMMITMENT TO PURCHASE
                                 AMENDMENT NO. 1

     This Amendment No. 1 by and between the Federal Agricultural Mortgage Corporation ("Farmer Mac"), a corporation organized and existing under the laws of the United States of America, and AgFirst Farm Credit Bank, a Farm Credit Bank organized and existing under the laws of the United States of America ("Seller") to the Long Term Standby Commitment to Purchase TM1001 (Full-time
Farm), No.TM1002 (Part-time Farm) and No.TM1003 (Rural Housing) dated as of the first day of August, 1998, between Farmer Mac and Seller (the "Commitment") is made and entered into as of the first day of January, 2000.

     WHEREAS, Farmer Mac and Seller wish to extend the time during which Seller may place Qualified Loans under the Commitment; and

     WHEREAS, capitalized terms used but not defined herein have the meanings given to them in the Commitment

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings set forth in this Commitment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Farmer Mac and the Seller agree as follows:

     Section 1. The first line of the Commitment is amended by inserting

     (a) "and TM10014" after  "TM1001";  (b) "and TM10015" after  "TM1002";  (c)
"and TM10016" after "TM1003";

     Section 2. The definition of Portfolio in Article I of the Commitment is hereby amended to read as follows:

     "Portfolio: Any of the groups of Qualified Loans, identified on the Qualified Loan Schedule, delivered to Farmer Mac in connection with this Commitment and incorporated herein by reference, which are subject to this Commitment and are eligible to be sold to Farmer Mac under the terms and conditions set forth in this Commitment. Qualified Loans identified on the Qualified Loan Schedule through December 31, 2000, shall be identified as in Pool TM1001, Pool TM1002 or Pool TM1003, as appropriate; Qualified Loans identified on the Qualified Loan Schedule after December 31, 2000, shall be identified as in Pool TM1014, Pool TM1015 or Pool TM1016, as appropriate."

     Section 3. A new definition of Reporting Seller is hereby added to Article I of the Commitment as follows:

     "Reporting Seller: Any approved seller of loans to Farmer Mac, including the Seller, that provides to Farmer Mac, with Farmer Mac's written consent, all of the required reports and schedules under Long Term Standby Commitments to Purchase for itself and other Sellers. The Reporting Seller shall not be liable to Farmer Mac for any errors in data provided to it by other approved sellers for submission to Farmer Mac, unless such errors are caused by the negligence or willful misconduct of the Reporting Seller."

     Section 4. The definition of Standby Purchase Fee in Article I of the Commitment is hereby amended to read as follows:

     "Standby Purchase Fee: The periodic amount due Farmer Mac from the Seller for this Commitment. Such amount with respect to any Qualified Loan shall equal a fraction the numerator of which is one and the denominator of which is the number of payments scheduled to be made in a year on such Qualified Loan of:
[material omitted pursuant to a request for confidential treatment and filed separately with the SEC] times the unpaid principal balance of the Portfolio (which shall be the aggregate of the outstanding unpaid principal balances of the Qualified Loans included in the Portfolio from time to time, as reported monthly by the Seller in accordance with Section 4.04).

     The parties understand that Farmer Mac's commitment obligation with respect to Rural Housing Qualified Loans will not be enforceable until the Federal National Mortgage Association has purchased such loans or reimbursed the Seller for any losses on any such loan in an amount equal to at least 90% of the unpaid principal balance of such loan.

     Section 5. Section 4.02(b) is amended by deleting December 31, 1999 and inserting in lieu thereof "December 31, 2002."


     IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 1 to the Commitment to be duly executed by their duly authorized officers or representatives as of the date above first written.

        Federal Agricultural Mortgage Corporation

            By: /s/ Nancy E. Corsiglia
            --------------------------
            Name: Nancy E. Corsiglia
            Title:      Vice President


        AgFirst Farm Credit Bank

            By: /s/ Thomas C. Griffin, Jr.
           -------------------------------------
            Name: Thomas C. Griffin, Jr.
            Title:      Vice President

                                                              Exhibit 10.13.2

                    LONG TERM STANDBY COMMITMENT TO PURCHASE
                                 AMENDMENT NO. 2

     This Amendment No. 2 by and between the Federal Agricultural Mortgage Corporation ("Farmer Mac"), a corporation organized and existing under the laws of the United States of America, and AgFirst Farm Credit Bank, a Farm Credit Bank organized and existing under the laws of the United States of America ("Seller") to the Long Term Standby Commitment to Purchase TM1001 (Full-time
Farm), No.TM1002 (Part-time Farm) and No.TM1003 (Rural Housing) dated as of the first day of August, 1998, as amended by Amendment No.1 dated as of the first day of January, 2000 between Farmer Mac and Seller (the "Commitment") is made and entered into as of the first day of September, 2002.

     WHEREAS, Farmer Mac and Seller wish to extend the time during which Seller may place Qualified Loans under the Commitment;

     WHEREAS, Farmer Mac and Seller wish to clarify the rights of the Seller with respect to exchanging Tier II and Tier III Qualified Loans for AMBS;

     WHEREAS, Farmer Mac and Seller wish to clarify that certain Associations within the Seller's district are authorized to commit to place, and to place, Qualified Loans into the Portfolio; and

     WHEREAS, capitalized terms used but not defined herein have the meanings given to them in the Commitment.

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings set forth in this Commitment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Farmer Mac and the Seller agree as follows:

     Section 1. The first line of the Commitment is amended by

               (a) Deleting the word "and" and inserting a comma after "TM1001" and inserting "and TM1029" after "TM10014";

               (b) Deleting the word "and" and inserting a comma after "TM1002" and inserting "and TM1030" after "TM10015";

               (c) Deleting the word "and" and inserting a comma after "TM1003" and inserting "and TM1031" after "TM10015";

     Section 2. The definition of Portfolio in Article I of the Commitment is hereby amended to read as follows:

     "Portfolio: Any of the groups of Qualified Loans, identified on the Qualified Loan Schedule, delivered to Farmer Mac in connection with this Commitment and incorporated herein by reference, which are subject to this Commitment and are eligible to be sold to Farmer Mac under the terms and conditions set forth in this Commitment. Qualified Loans identified on the Qualified Loan Schedule through December 31, 2000, shall be identified as in Pool TM1001, Pool TM1002 or Pool TM1003, as appropriate; Qualified Loans identified on the Qualified Loan Schedule after December 31, 2000 through December 31, 2002, shall be identified as in Pool TM1014, Pool TM1015 or Pool TM1016, as appropriate; Qualified Loans identified on the Qualified Loan Schedule after December 31, 2002, shall be identified as in Pool TM1029, Pool TM1030 or Pool TM1031, as appropriate;"

     Section 3. Section 4.02(b) is amended by deleting December 31, 2002 and inserting in lieu thereof "December 31, 2005."

     Section 4. Subsection 5.02(a) is amended to read in its entirety as follows:

            "(a) Subject to the requirements set forth in this Commitment, the Seller may elect to sell to Farmer Mac, from time to time, at any time during the Commitment Term, in exchange for cash or AMBS, some or all Tier II Qualified Loans, subject to Farmer Mac's then-current requirements for its Cash Window Program for cash purchases or its AMBS Swap Program, and any other terms mutually agreed between the parties at the time of sale.

               (i) Tier II Qualified Loans sold to Farmer Mac for cash pursuant to the terms of this section shall be sold at the price agreed by Farmer Mac and the Seller at the time of sale (less any outstanding borrower stock that may be retired and applied to the Qualified Loan), based on Farmer Mac's then-required net yield for cash window purchases of the same product type as such Qualified Loans, and without adjusting for any changes in the credit relating to such Qualified Loans.

               (ii) Tier II Qualified Loans exchanged with Farmer Mac for AMBS shall have an initial principal amount equal to the then-current principal balance of the swapped Tier II Qualified Loans and shall bear interest initially at a rate equal to the weighted average of the then-current interest rates of such Qualified Loans, less the sum of the applicable Guarantee Fee, the Trustee Fee, and the related servicing fee under the Servicing Contract. The guarantee fee to be charged to the Seller for any Tier II Qualified Loan sold to Farmer Mac in exchange for AMBS shall be equal to what had been the Standby Purchase Commitment Fee with respect to such Qualified Loan. If the Seller requests the AMBS be registered with the Securities and Exchange Commission (the "SEC"), the Seller shall pay any costs associated with such registration, including any legal, accounting and SEC fees."

     Section 5. Subsections 5.03(a) and (b) are amended to read in their entirety as follows:

     "(a) Subject to the requirements set forth in this Commitment and those negotiated at the time of sale, the Seller may make a one-time election to sell to Farmer Mac, in exchange for cash or AMBS, all of the Tier III Qualified Loans; provided, however, the Seller must concurrently sell all Tier I and Tier II Qualified Loans to Farmer Mac in accordance with the terms set forth herein for such sales.

     (b) The Seller must contact Farmer Mac if at any time during the Commitment Term it wishes to enter into a one-time mandatory delivery commitment to sell all of the Tier III Qualified Loans to Farmer Mac.

               (i) Tier III Qualified Loans sold to Farmer Mac for cash pursuant to the terms of this section shall be sold at the price agreed by Farmer Mac and the Seller at the time of sale (less any outstanding borrower stock that may be retired and applied to the Qualified Loan), based on pricing of AMBS collateralized by such Tier III Qualified Loans, and without adjusting for any changes in the credit relating to such Qualified Loans.

               (ii) Tier III Qualified Loans exchanged with Farmer Mac for AMBS shall have an initial principal amount equal to the then-current principal balance of the swapped Tier III Qualified Loans and shall bear interest initially at a rate equal to the weighted average of the then-current interest rates of such Qualified Loans, less the sum of the applicable Guarantee Fee, the Trustee Fee, and the related servicing fee under the Servicing Contract. The guarantee fee to be charged to the Seller for any Tier III Qualified Loan sold to Farmer Mac in exchange for AMBS shall be equal to what had been the Standby Purchase Commitment Fee with respect to such Qualified Loan. If the Seller requests the AMBS be registered with the Securities and Exchange Commission (the "SEC"), the Seller shall pay any costs associated with such registration, including any legal, accounting and SEC fees."

     Section 6. A new Section 10.14 is hereby added to read as follows:

     "Section 10.14. Authorized Associations. The Seller intends to place Qualified Loans in the Portfolio. Alternatively, Seller intends to direct any one or more of the Associations in its district, namely those Associations the Seller identifies as such in writing to Farmer Mac (each, an "Authorized Association;"), to place, or commit to place, in the Portfolio on behalf of the Seller Qualified Loans which such Authorized Association has originated or purchased. Each of the Authorized Associations will be considered to be a seller in the Farmer Mac program."

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 2 to the Commitment to be duly executed by their duly authorized officers or representatives as of the date above first written.

        Federal Agricultural Mortgage Corporation

        By: /s/ Tom D. Stenson
           -------------------------------------
            Name:  Tom D. Stenson
            Title: Vice President




        AgFirst Farm Credit Bank

        By: /s/ F. A. Lowrey
           -------------------------------
            Name:  F. A. Lowrey
            Title: President and CEO