Form 10-K
period 2002-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2003-03-27
CIK 845877

As filed with the Securities and Exchange Commission on
                                 March 27, 2003

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

For the fiscal year ended December 31, 2002.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

                         Commission File Number 0-17440
             -------------------------------------------------------

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Federally chartered
               instrumentality                        52-1578738
            of the United States
      ----------------------------------   ---------------------------------
       (State or other jurisdiction of     (I.R.S. employer identification
       incorporation or organization)      number)

        1133 21st Street, N.W., Suite
                    600,
              Washington, D.C.                          20036
      ----------------------------------   ---------------------------------
       (Address of principal executive                (Zip code)
                  offices)


                                 (202) 872-7700
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class                       Exchange on Which Registered
      -------------------                       ----------------------------
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

Yes   [X]               No    [  ]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   [X]               No    [  ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. ss.229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the Registrant were $22,677,160 and $269,629,603 respectively, based upon the closing prices for the respective classes on June 28, 2002, as reported by the New York Stock Exchange. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

     There were 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 10,107,470 shares of Class C non-voting common stock outstanding as of March 14, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement to be filed on or about April 18, 2003 in connection with the Annual Meeting of Stockholders to be held on June 5, 2003 (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K).



                   _____________________________________________

                                     PART I

Item 1.  Business

General


     The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act"). Farmer Mac is a stockholder-owned instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners. The Farmer Mac secondary market for agricultural mortgage loans accomplishes that mission by providing liquidity and lending capacity to agricultural mortgage lenders by:

     o purchasing newly originated and pre-existing ("seasoned") eligible mortgage loans directly from lenders through its "cash window" and seasoned eligible mortgage loans from lenders and other third parties in negotiated transactions;
     o exchanging newly issued agricultural mortgage-backed securities guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities") for newly originated and seasoned eligible mortgage loans that back those securities in "swap" transactions;
     o issuing long-term standby purchase commitments ("LTSPCs") for newly originated and seasoned eligible mortgage loans; and
     o purchasing and guaranteeing mortgage-backed bonds secured by eligible mortgage loans, which are referred to as AgVantage bonds.

     Farmer Mac conducts these activities through two programs--Farmer Mac I and Farmer Mac II. Under the Farmer Mac I program, Farmer Mac:

     o    purchases eligible mortgage loans;
     o securitizes eligible mortgage loans purchased and guarantees the timely payment of principal and interest on the agricultural mortgage-backed securities backed by such loans; and
     o commits to purchase eligible mortgage loans under LTSPCs for such loans.

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac's underwriting, appraisal and documentation standards that are discussed in "Farmer Mac Programs--Farmer Mac I--Loan Eligibility."

     Under the Farmer Mac II program, Farmer Mac purchases the guaranteed portions of loans guaranteed by the United States Department of Agriculture (the "USDA-guaranteed portions") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions purchased by Farmer Mac.

     Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

     As of December 31, 2002, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $5.5 billion. For more information about Farmer Mac's securities and its financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Farmer Mac's two principal sources of revenue are:

     o fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
     o net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans, AgVantage bonds and investments.

     Farmer  Mac  funds  its  program   purchases   primarily  by  issuing  debt
obligations of various maturities. As of December 31, 2002, Farmer Mac had outstanding $2.9 billion of discount notes and $1.0 billion of medium-term notes. During 2002, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages it purchases from lenders to farmers, ranchers and rural homeowners. To the extent the proceeds of the debt issuances exceed Farmer Mac's need to fund program assets, those proceeds are invested in high quality non-program assets.

     Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac.

     The Farm Credit Administration ("FCA"), acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply FCA's general enforcement powers to Farmer Mac and its activities. For a discussion of Farmer Mac's statutory capital requirements and its capital levels, see "Government Regulation of Farmer Mac--Regulation--Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Balance Sheet Review--Capital" and "--Liquidity and Capital Resources--Capital Requirements."

     Farmer Mac has three classes of common stock outstanding--Class A voting, Class B voting and Class C non-voting. See "Market for Registrant's Common Equity and Related Stockholder Matters" for information regarding Farmer Mac's common stock. Farmer Mac issued $35 million of preferred stock in May 2002.

      As of December 31, 2002, Farmer Mac employed 33 persons, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036. Farmer Mac's main telephone number is (202) 872-7700.

     Farmer Mac makes available free of charge at www.farmermac.com (under the "Investors" section) copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and
amendments to those reports, as soon as reasonably practicable after electronically filing of such materials with, or furnishing to, the SEC. Please note that all references to www.farmermac.com in this report are inactive textual references only and that the information contained on Farmer Mac's website is not incorporated by reference into this report.

                               FARMER MAC PROGRAMS


Farmer Mac I

      Loan Eligibility

     Under the Farmer Mac I program, Farmer Mac purchases, or commits to purchase, eligible mortgage loans and guarantees the timely payment of principal and interest on securities backed by, or representing interests in, eligible mortgage loans. A loan is eligible for the Farmer Mac I program if it is:

     o secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on agricultural real estate or rural housing (as defined below) located within the United States;
     o an obligation of a citizen or national of the United States, an alien lawfully admitted for permanent residence in the United States or a private corporation or partnership that is majority-owned by U.S. citizens, nationals or legal resident aliens;
     o an obligation of a person, corporation or partnership having training or farming experience that is sufficient to ensure a reasonable likelihood that the loan will be repaid according to its terms; and
     o in conformance with Farmer Mac's underwriting, appraisal, documentation and other specified standards to be eligible for participation in the Farmer Mac I program. See "--Underwriting and Appraisal Standards" and "--Sellers" for a description of these standards.

     For purposes of the Farmer Mac I program, agricultural real estate is one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that:

     o is used for the production of one or more agricultural commodities or products; and
     o consists of a minimum of five acres or generates minimum annual receipts of $5,000.

Currently, the maximum principal amount of an eligible loan secured by agricultural real estate is $3.9 million, as adjusted annually for inflation, for loans secured by more than 1,000 acres of land and $12.0 million for loans secured by 1,000 acres or less.

     For purposes of the Farmer Mac I program, rural housing is a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or less. As of March 2003, the maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $191,286, as adjusted for inflation. In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property. To date, loans meeting the eligibility criteria under the rural housing segment of Farmer Mac's requirements have not represented a significant part of Farmer Mac's business.

      Purchases

     Loan Purchases. Farmer Mac offers credit products that are intended to increase the secondary market liquidity of agricultural mortgage loans and the lending capacity of financial institutions that originate agricultural mortgage loans, while permitting Farmer Mac to efficiently securitize eligible mortgage loans acquired through its secondary market activities. Farmer Mac enters into mandatory and optional delivery commitments to purchase loans and prices such commitments daily through its cash window. Because the securitization process requires the grouping of loans into uniform pools, Farmer Mac emphasizes the importance of conformity to its program requirements, including the interest rate, amortization, maturity and payment frequency specifications. Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis through its cash window. Farmer Mac purchases fixed- and adjustable-rate loans primarily, but also may purchase other types of loans, including convertible mortgage loans. Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments. Loans purchased or subject to purchase commitments also may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).

     During 2002, Farmer Mac purchased $747.9 million of loans through its cash window, including a $489.5 million loan portfolio in second quarter 2002. Of the loans purchased during 2002, 76 percent included balloon payments and 54 percent included yield maintenance prepayment protection. Excluding the second quarter loan portfolio purchase transaction, during 2002 Farmer Mac's top ten sellers generated 73.8 percent of the total Farmer Mac I cash window loan volume, of which Zions First National Bank, Farmer Mac's largest combined Class A and Class C stockholder, accounted for 29.9 percent. Including the second quarter loan portfolio purchase transaction, the top ten sellers generated 90.0 percent of the total Farmer Mac I loan purchase volume, of which Zions First National Bank accounted for 10.3 percent. For more information regarding loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume."

     Mortgage-Backed Bond Purchases. Farmer Mac purchases and guarantees timely payment of principal and interest on mortgage-backed bonds, referred to as AgVantage bonds, issued by institutions approved by Farmer Mac. Farmer Mac assesses an institution's agricultural loan underwriting and servicing capabilities as well as its creditworthiness in approving an institution for AgVantage bond sales to Farmer Mac.

     Each AgVantage bond is a general obligation of the issuing institution and is secured by eligible collateral in an amount ranging from 120 percent to 150 percent of the bond's outstanding principal amount. Eligible collateral consists of loans that meet the same loan eligibility criteria applied by Farmer Mac in its loan purchases and commitments and have an outstanding aggregate principal balance equal to at least 100 percent of the bond's outstanding principal amount plus cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States that make up any remaining required collateral. During 2002, Farmer Mac purchased nine AgVantage bonds with maturities ranging from one month to three years (most of which were less than one year) from five institutions resulting in Farmer Mac guarantees of $13.5 million. As of December 31, 2002, the outstanding principal amount of AgVantage bonds was $28.6 million. To date, Farmer Mac has experienced no losses, nor has it been called upon to make a guarantee payment, on any of its AgVantage bonds.

      Off-Balance Sheet Guarantees and Commitments

     Farmer Mac offers two Farmer Mac I credit enhancement alternatives that allow approved agricultural and rural residential mortgage lenders both to retain the cash flow benefits of their loans and increase their liquidity and lending capacity. These alternatives are:

     o a swap transaction, in which Farmer Mac acquires eligible loans from sellers in exchange for Farmer Mac Guaranteed Securities backed by those loans. As consideration for its assumption of the credit risk on loans underlying the Farmer Mac Guaranteed Securities, Farmer Mac receives an annual guarantee fee payable in arrears out of the periodic loan interest payments and based on the outstanding balance of the Farmer Mac Guaranteed Securities.
     o an LTSPC, which is not a guarantee of loans or securities, but a Farmer Mac commitment to purchase loans from a segregated pool of loans on one or more undetermined future dates. As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives an annual commitment fee payable in arrears based on the timing of payments on the underlying loans and the outstanding balance of those loans, in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

     An LTSPC or a swap for Farmer Mac Guaranteed Securities may involve loans with payment, maturity and interest rate characteristics that differ from those purchased through the cash window. Both a swap and an LTSPC permit a seller to nominate from its portfolio a segregated pool of loans, subject to review by Farmer Mac for conformance with its underwriting and appraisal standards. Upon Farmer Mac's acceptance of the eligible loans, whether under a swap transaction or an LTSPC, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration risk exposures and, consequently, its regulatory capital and its loss reserve requirements. Only the LTSPC structure permits the seller to retain the segregated loan pool in its portfolio until such time, if ever, as the seller delivers some or all of the segregated loans to Farmer Mac for purchase under the LTSPC. An LTSPC commits Farmer Mac to a future purchase of loans that met Farmer Mac's underwriting standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on loans.

      Farmer Mac generally purchases loans subject to an LTSPC at:

     o par plus accrued interest, for any loans that become four months delinquent;
     o a mark-to-market price, for any loan that is not delinquent, is a standard Farmer Mac cash window loan product and that the seller offers to sell to Farmer Mac for cash or Farmer Mac Guaranteed Securities; or
     o a mark-to-market negotiated price for cash or Farmer Mac Guaranteed Securities for all (but not some) of the loans in the pool that are not four months delinquent.

     In 2002, LTSPCs continued to develop as a significant portion of the Farmer Mac I program and were the preferred credit enhancement alternative for non-cash transactions. As of December 31, 2002, Farmer Mac had committed to purchase under its LTSPCs a cumulative total of 10,450 eligible mortgage loans with an aggregate principal balance of $2.7 billion. For more information regarding guarantee and LTSPC volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume."

      Underwriting and Appraisal Standards

     Farmer Mac has established underwriting and appraisal standards for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs. These standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the mortgaged property relative to the amount of the mortgage loan. Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and other requirements it may impose from time to time.

     Farmer Mac I credit underwriting standards require that the loan-to-value ratio for any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an integrator may have an LTV of up to 75 percent, a part-time farm loan supported by private mortgage insurance may have an LTV of up to 85 percent and a rural housing loan supported by private mortgage insurance may have an LTV of up to 97 percent. In the case of newly originated loans that are not part-time farm or rural housing loans, borrowers on the loans must, among other criteria set out in Farmer Mac's underwriting standards, also meet the following standard pro forma (that is, giving effect to the new loan) credit ratios:

     o    debt-to-asset ratio of 50 percent or less;
     o cash flow debt service coverage ratio on the mortgaged property of not less than 1:1;
     o total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1; and
     o    ratio of current assets to current liabilities of not less than 1:1.

     Farmer Mac's underwriting standards provide for acceptance of loans that do not conform to one or more of the standard underwriting ratios, other than loan-to-value, when:

     o those loans exceed one or more of the underwriting standards to a degree that compensates for noncompliance with one or more other standards, referred to as compensating strengths; and
     o those loans are made to producers of particular agricultural commodities in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers in that segment.

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths show a lower rate of default than that of loans that conformed to all of the standard credit ratios. As of December 31, 2002, a total of $1.4 billion (30 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities issued after the enactment of the Farm Credit System Reform Act of 1996 (the "1996 Act") were approved based upon compensating strengths ($30.8 million of which had original loan-to-value ratios of greater than 70 percent). During 2002, $327.7 million (28 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($9.3 million of which had original loan-to-value ratios of greater than 70 percent).

     In the case of a seasoned loan, Farmer Mac considers sustained performance to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms. A seasoned loan generally will be deemed an eligible loan if:

     o it has been outstanding for at least five years and has a loan-to-value ratio of 60 percent or less;
     o there have been no payments more than 30 days past due during the previous three years; and
     o there have been no material restructurings or modifications for credit reasons during the previous five years.

     A seasoned loan that has been outstanding for more than one year but less than five years must substantially comply with the underwriting standards for newly originated loans as of the date the loan was originated by the lender. The loan must also have a payment history that shows no payment more than 30 days past due during the three-year period immediately prior to the date the loan is either purchased by Farmer Mac or made subject to an LTSPC. As with the secondary market for residential mortgages, there is no requirement that each loan's compliance with the underwriting standards be re-evaluated after Farmer Mac accepts the loan into its program.

     The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by or committing to purchase seasoned loans includes: evaluation of loan database information to determine conformity to the criteria set forth in the preceding paragraphs; confirmation that loan file data conform to database information; validation of supporting credit information in the loan files; and review of loan collateral appraisals. All of the foregoing are performed through methods that give due regard to the size, age, leverage and nature of the collateral for the loans.

     In the case of rural housing and part-time farm loans, the borrower may finance up to 97 percent and 85 percent, respectively, of the appraised value of the property if the amount above 80 percent is covered by private mortgage insurance. For newly originated part-time farm loans, the borrower must generate sufficient income from all sources to repay all creditors. A borrower's capacity to repay debt obligations is determined by two tests:

     o the borrower's monthly mortgage payment-to-income ratio should be 28 percent or less; and
     o the borrower's monthly debt payment-to-income ratio should be 36 percent or less.

     Farmer Mac's appraisal standards for newly originated loans require, among other things, that the appraisal function be performed independently of the credit decision-making process and conform to the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board. Farmer Mac's appraisal standards require the appraisal function to be conducted or administered by an individual meeting specific qualification and competence criteria and who:

     o is not associated, except by the engagement for the appraisal, with the credit underwriters making the loan decision, though both the appraiser and the credit underwriter may be directly or indirectly employed by a common employer;
     o receives no financial or professional benefit of any kind by virtue of the report content, valuation or credit decision made or based on the appraisal product; and
     o has no present or contemplated future direct or indirect interest in the appraised property.

The appraisal  standards also require uniform reporting of reliable and credible
opinions   of  the  market   value,   market  rent  and   property   net  income
characteristics of the mortgaged property and the relative market forces.

     Farmer Mac requires current collateral valuations in conformance with the Uniform Standards of Professional Appraisal Practice for newly originated loans purchased or placed under a Farmer Mac I Guaranteed Security or LTSPC. For seasoned loans, Farmer Mac obtains appraisal updates as considered necessary by its assessment of collateral risk determined in the due diligence process.

     Farmer Mac personnel include experienced agricultural credit underwriters, appraisers and servicers who perform those functions with respect to many loans that come into the Farmer Mac I program. In addition, those personnel oversee the activities of several servicing centers to which Farmer Mac outsources a significant amount of its underwriting function in order to access the expertise and specialized knowledge of several industry-recognized third-party service providers throughout the country. The outsourcing agreements afford Farmer Mac the benefits of those servicing centers at fees based upon marginal costs, which allows Farmer Mac to avoid the fixed costs associated with such operations. Farmer Mac supervises and monitors the performance of the outsourced functions. Farmer Mac believes that the combined expertise of our third-party service providers and our internal staff provides the Corporation with access to adequate resources for performing the necessary underwriting functions.

      Sellers

     During 2002, there were 79 approved loan sellers active in the Farmer Mac I program, as compared with 72 sellers during 2001. Sellers range from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. To be considered for approval as a Farmer Mac I seller, a financial institution must meet the criteria that Farmer Mac establishes, including:

     o ownership of a requisite amount of Farmer Mac Class A or Class B voting common stock according to a schedule prescribed for the size and type of institution;
     o demonstrated ability and experience to make or purchase and sell agricultural mortgage loans of the type that will qualify for purchase by Farmer Mac and service such mortgage loans in accordance with Farmer Mac requirements either through its own staff or through contractors and originators;
     o    maintenance of a minimum adjusted net worth of $1.0 million;
     o maintenance of a fidelity bond and errors and omissions insurance coverage (or acceptable substitute insurance coverage) in a prescribed amount according to the size of the institution; and
     o signing a Seller/Servicer Agreement to comply with the terms of the Farmer Mac Seller/Servicer Guide, including representations and warranties regarding the origination and sale of eligible loans.

      Servicing

     Farmer Mac generally does not directly service loans held in its portfolio, although it does act as "master servicer" for pools of loans and loans underlying Farmer Mac Guaranteed Securities and may assume direct servicing for certain impaired loans. Farmer Mac's loans and the loans underlying its Farmer Mac Guaranteed Securities are serviced only by Farmer Mac-approved servicing entities that have entered into central servicing contracts with Farmer Mac. Sellers of eligible mortgage loans sold into the Farmer Mac I program have a right to retain certain "field servicing" functions (typically direct borrower contacts) and may enter into contracts with Farmer Mac's central servicers that specify such servicing functions.

      Farmer Mac I Guaranteed Securities

     Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac Guaranteed Securities backed by mortgage loans eligible for the Farmer Mac I program are referred to as "Farmer Mac I Guaranteed Securities."

     By statute, public offerings of Farmer Mac Guaranteed Securities are required to be registered with the SEC under the federal securities laws. Accordingly, Farmer Mac, through its subsidiary Farmer Mac Mortgage Securities Corporation, maintains a shelf registration statement with the SEC through which Farmer Mac Guaranteed Securities may be publicly offered from time to time. Farmer Mac also may offer Farmer Mac Guaranteed Securities in private, unregistered offerings. U.S. Bank National Association, a national banking association based in Minneapolis, Minnesota, or Farmer Mac serves as trustee for the trusts that acquire eligible loans and issue Farmer Mac Guaranteed Securities.

     Farmer Mac I Guaranteed Securities are agricultural mortgage pass-through certificates guaranteed by Farmer Mac that represent beneficial interests in pools of loans or in obligations backed by pools of loans. All Farmer Mac I Guaranteed Securities issued during and since 1996 have been single class or multiclass "grantor trust" pass-through certificates. These securities entitle each investor in a class of securities to receive a portion of the payments of principal and interest on the related underlying pool of loans equal to the investor's proportionate interest in the pool. These securities also may support other Farmer Mac I Guaranteed Securities, including real estate mortgage investment conduit securities, commonly referred to as REMICs, and other agricultural mortgage-backed securities. Farmer Mac I Guaranteed Securities issued prior to the enactment of changes to Farmer Mac's statutory charter in 1996 are supported by unguaranteed first-loss subordinated interests that represented ten percent of the balance of the loans underlying the securities at issuance.

     Farmer Mac I Guaranteed Securities are not assets of Farmer Mac, except when acquired for investment purposes, nor are Farmer Mac I Guaranteed Securities recorded as liabilities on Farmer Mac's consolidated financial statements. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans, regardless of whether the grantor trust has actually received such scheduled payments. Because it guarantees timely payments on Farmer Mac I Guaranteed Securities, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans, which are subject to the Farmer Mac's Underwriting Standards described above in "--Underwriting and Appraisal Standards." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Credit Risk - Loans."

     Farmer Mac receives guarantee fees in return for its guarantee obligations on Farmer Mac I Guaranteed Securities. These fees are collected as installment payments are made on the underlying loans until those loans have been repaid or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received on Farmer Mac I Guaranteed Securities depends upon the amount of such securities outstanding and on the guarantee fee rate, which is capped by statute at 50 basis points (0.50 percent) per annum. The Farmer Mac I guarantee fee rate typically ranges from 40 to 50 basis points (0.40 to 0.50 percent) per annum, depending on the credit quality of and other criteria regarding the loans. The amount of Farmer Mac I Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farmer Mac I Guaranteed Securities. In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to decrease. In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Guaranteed Securities is also influenced by a variety of economic, demographic and other considerations, including yield maintenance provisions that are associated with many of the loans underlying Farmer Mac I Guaranteed Securities. For more information regarding yield maintenance provisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Interest Rate Risk."

     For each of the years ended December 31, 2002 and 2001, the amount of Farmer Mac I Guaranteed Securities sold to third parties totaled $47.7 million and $77.4 million, respectively, at no gain or loss. The amount of Farmer Mac I Guaranteed Securities added to Farmer Mac's consolidated balance sheet in 2001 was $33.9 million, none of which was purchased from third parties. Because loans purchased and securitized during 2002 are accounted for as loans (see Note 2(e) to the consolidated financial statements), there were no Farmer Mac I Guaranteed Securities added to the consolidated balance sheet during 2002.

      Farmer Mac I Transactions

     During the year ended December 31, 2002, Farmer Mac purchased or placed under guarantee or LTSPC $1.9 billion of loans under the Farmer Mac I program. The 1996 Act revised Farmer Mac's statutory charter to eliminate the requirement of a first-loss subordinated interest in Farmer Mac I Guaranteed Securities. As of December 31, 2002, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs totaled $4.9 billion. In addition, as of December 31, 2002, $32.0 million of Farmer Mac I Guaranteed Securities issued prior to the 1996 Act were outstanding.

     The following table summarizes loans purchased or placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2002, 2001 and 2000.

                                 ----------------------------------------------
                                        For the Year Ended December 31,
                                 ----------------------------------------------
                                      2002           2001            2000
                                 --------------- -------------- ---------------
                                                 (in thousands)

 New purchases and guarantees       $ 747,881      $ 272,127       $ 442,246
 LTSPCs                             1,155,479      1,032,967         373,202
                                 --------------- -------------- ---------------
  Total                            $1,903,360     $1,305,094       $ 815,448
                                 --------------- -------------- ---------------

     The following table presents the outstanding balances of Farmer Mac I loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:


                                                 Outstanding Balances
                                                  as of December 31,
                                          --------------------------------
                                                2002             2001
                                          ---------------  ---------------
                                                  (in thousands)
 Post-1996 Act:
   Loans and Guaranteed Securities          $ 2,168,994      $ 1,658,716
   LTSPCs                                     2,681,240        1,884,260
 Pre-1996 Act                                    31,960           48,979
                                          ---------------  ---------------
   Total Farmer Mac I program               $ 4,882,194      $ 3,591,955
                                          ---------------  ---------------

      Funding of Guarantee and Purchase Commitment Obligations

     The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuance. Farmer Mac satisfies its guarantee and purchase commitment obligations by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale. Ultimate losses arising from Farmer Mac's guarantees and commitments are reflected in the Corporation's charge-offs against its allowance for losses. During 2002, Farmer Mac's net charge-offs were $4.1 million, compared to $2.2 million in net charge-offs during 2001. The Act requires Farmer Mac to set aside, as an allowance for losses in a reserve account, a portion of the guarantee fees it receives from its guarantee activities. Among other things, that reserve account must be exhausted before Farmer Mac may issue obligations to the Secretary of the Treasury against the $1.5 billion Farmer Mac is statutorily authorized to borrow from the Secretary of the Treasury to fulfill its guarantee obligations. This borrowing authority is not intended to be used as a routine funding source and has never been used.

     Although total outstanding guarantees exceed the amount held as an allowance for losses and the amount it may borrow from the U.S. Treasury, Farmer Mac does not expect its obligations under the guarantees to exceed amounts available to satisfy those obligations. For information regarding the allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Credit Risk - Loans," Note 2(j) and Note 8 to the consolidated financial statements. For a more detailed discussion of Farmer Mac's borrowing authority from the Treasury, see "Farmer Mac's Authority to Borrow From The U.S. Treasury."

      Portfolio Diversification

     It is Farmer Mac's policy to diversify its portfolio of loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs both geographically and by commodity. Farmer Mac directs its marketing efforts toward agricultural lenders throughout the nation to achieve commodity and geographic diversification in its exposure to credit risk. Farmer Mac measures its credit exposure in particular geographic regions and commodities as a percentage of the total principal amount of all loans outstanding, adjusted for the credit quality of the loans in that particular geographic region or commodity group based on the loan-to-value, debt service coverage, equity-to-asset and working capital-to-current asset ratios.

     Farmer Mac is not obligated to buy every loan submitted to it by eligible sellers that meets its underwriting and appraisal standards. Farmer Mac considers other factors such as its overall portfolio diversification, commodity and farming forecasts and risk management objectives in deciding whether to accept the loans into the Farmer Mac I program. For example, if industry forecasts indicate possible weakness in a geographic area or commodity, Farmer Mac may decide not to purchase or commit to purchase a loan as part of managing its overall portfolio exposure to areas of possible heightened risk exposure. Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac's commodity and geographic diversification disclosures reflect all loans under LTSPCs and any loans that have been purchased out of LTSPC pools. For information regarding the diversification of Farmer Mac's existing portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Credit Risk - Loans" and Note 8 to the consolidated financial statements.

Farmer Mac II

      General

     The Farmer Mac II program was initiated in 1992 and is authorized under sections 8.0(3) and 8.0(9)(B) of the Farmer Mac's statutory charter (12 U.S.C. ss.ss. 2279aa(3) and 2279aa(9)(B)), which provide that:

     o USDA-guaranteed portions are statutorily included in the definition of loans eligible for Farmer Mac's secondary market programs;
     o USDA-guaranteed portions are exempted from the underwriting, appraisal and repayment standards that all other loans must meet to be eligible for Farmer Mac programs, and are exempted from any diversification and internal credit enhancement that may be required of pools of other loans eligible for Farmer Mac programs; and
     o Farmer Mac is authorized to pool and issue Farmer Mac Guaranteed Securities backed by USDA-guaranteed portions.

      United States Department of Agriculture Guaranteed Loan Programs

     The USDA, acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s. The USDA makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes. The USDA's guarantee is supported by the full faith and credit of the United States. USDA-guaranteed portions represent up to 95 percent of the principal amount of guaranteed loans.

     Through its Farmer Mac II program, Farmer Mac is one of several competing purchasers of USDA-guaranteed portions of farm ownership loans, farm operating loans, business and industry loans and other loans that are fully guaranteed as to principal and interest by the USDA (collectively, the "guaranteed loans").


     USDA Guarantees. Each USDA guarantee is a full faith and credit obligation of the United States and becomes enforceable if a lender fails to repurchase the USDA-guaranteed portion from its owner within 30 days after written demand from the owner when:

     o the borrower under the guaranteed loan is in default not less than 60 days in the payment of any principal or interest due on the USDA-guaranteed portion; or
     o the lender has failed to remit to the owner the payment made by the borrower on the USDA-guaranteed portion or any related loan subsidy within 30 days after the lender's receipt of the payment.

     If the lender does not repurchase the USDA-guaranteed portion as provided above, the USDA is required to purchase the unpaid principal balance of the USDA-guaranteed portion together with accrued interest (including any loan subsidy) to the date of purchase, less the servicing fee, within 30 days after written demand upon the USDA by the owner. While the USDA guarantee will not cover the note interest to the owner on USDA-guaranteed portions accruing after 90 days from the date of the original demand letter of the owner to the lender requesting repurchase, Farmer Mac has established procedures to require prompt tendering of USDA-guaranteed portions.

     If in the opinion of the lender (with the concurrence of the USDA) or in the opinion of the USDA, repurchase of the USDA-guaranteed portion is necessary to service the related guaranteed loan adequately, the owner will sell the USDA-guaranteed portion to the lender or USDA for an amount equal to the unpaid principal balance and accrued interest (including any loan subsidy) on such USDA-guaranteed portion less the lender's servicing fee. Federal regulations prohibit the lender from repurchasing USDA-guaranteed portions for arbitrage purposes.

     Lenders. Any lender authorized by the USDA to obtain a USDA guarantee on a loan may sell loans to Farmer Mac through the Farmer Mac II program. As of December 31, 2002, there were 143 active lenders in the Farmer Mac II program, consisting mostly of community and regional banks, an increase of 27 lenders from December 31, 2001.

     Loan Servicing. The lender on each guaranteed loan is required by regulation to retain the unguaranteed portion of the guaranteed loan, to service the entire underlying guaranteed loan, including the USDA-guaranteed portion, and to remain mortgagee and/or secured party of record. The USDA-guaranteed portion and the unguaranteed portion of the underlying guaranteed loan are to be secured by the same security with equal lien priority. The USDA-guaranteed portion cannot be paid later than or in any way be subordinated to the related unguaranteed portion.

      Farmer Mac II Guaranteed Securities

     Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions. Farmer Mac does not guarantee the repayment of the USDA-guaranteed portions, only the Farmer Mac II Guaranteed Securities that are backed by USDA-guaranteed portions. In addition to purchasing USDA-guaranteed portions for retention in its portfolio, Farmer Mac offers Farmer Mac II Guaranteed Securities to lenders in swap transactions or to other investors for cash.

      Farmer Mac II Transactions

     During the years ended December 31, 2002 and 2001, Farmer Mac issued $173.0 million and $198.2 million of Farmer Mac II Guaranteed Securities, respectively. As of December 31, 2002, $645.8 million Farmer Mac II Guaranteed Securities were outstanding. See Note 5 and Note 12 to the consolidated financial statements. The following table presents Farmer Mac II Guaranteed Securities issued for each of the years indicated:

                                 ----------------------------------------------
                                        For the Year Ended December 31,
                                 ----------------------------------------------
                                      2002           2001            2000
                                 --------------- --------------  --------------
                                                 (in thousands)

 Purchased and retained             $ 173,011      $ 186,679       $ 124,693
 Swaps (issued to third parties)            -         11,492          68,812
                                 --------------- --------------  --------------
  Total                             $ 173,011      $ 198,171       $ 193,505
                                 --------------- --------------  --------------

     The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:


                                 Outstanding Balance of
                          Farmer Mac II Guaranteed Securities
                                   as of December 31,
                       -----------------------------------------
                              2002                   2001
                       ------------------    -------------------
                                    (in thousands)

 On-balance sheet          $ 578,681              $ 516,747
 Off-balance sheet            67,109                 78,409
                       ------------------    -------------------
   Total                   $ 645,790              $ 595,156
                       ------------------    -------------------

To date, Farmer Mac has experienced no credit losses on any of its Farmer Mac II transactions. As of December 31, 2002 and 2001, Farmer Mac had outstanding $1.2 million and $1.7 million of principal and interest advances, respectively, on Farmer Mac II Guaranteed Securities.

Financing

      Debt Issuance

     Section  8.6(e)  of  Farmer  Mac's   statutory   charter  (12  U.S.C.   ss.
2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable amounts for business operations, including adequate liquidity. Farmer Mac funds its program purchases primarily by issuing debt obligations, consisting of discount notes and medium-term notes of various maturities, in the public capital markets. Farmer Mac also issues discount notes and medium-term notes to obtain monies to finance its investments, transaction costs and guarantee and LTSPC payments.

     The Corporation's discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by any rating agency and the interest and principal thereon are not guaranteed by and do not constitute debts or obligations of the Farm Credit Administration or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note has no tax exemption under federal law from federal, state or local taxation.

     Effective June 6, 2002, Farmer Mac's board of directors had authorized the issuance of up to $5.0 billion of discount notes and medium-term notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with policies established by its board of directors. The current policies authorize non-program investments in:

     o    U.S. Treasury obligations;
     o    agency and instrumentality obligations;
     o    repurchase agreements;
     o    commercial paper;
     o    guaranteed investment contracts;
     o    certificates of deposit;
     o    federal funds and bankers acceptances;
     o certain securities and debt obligations of corporate and municipal issuers;
     o    asset-backed securities;
     o    corporate money market funds; and
     o    preferred stock of government-sponsored enterprises.

For  more   information   about  Farmer  Mac's   outstanding   investments   and
indebtedness, see Note 4 and Note 7 to the consolidated financial statements.

      Equity Issuance

     The Act authorizes Farmer Mac to issue voting common stock, non-voting common stock and non-voting preferred stock. Only banks, other financial entities, insurance companies and institutions of the Farm Credit System eligible to participate in one or more of the Farmer Mac programs may hold voting common stock. No holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock. There are no ownership restrictions applicable to Class C non-voting common stock or preferred stock.

     On May 6, 2002 the Corporation issued 700,000 shares of 6.40 percent Cumulative Preferred Stock, Series A, which has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends. The preferred stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date. The costs of issuing the preferred stock were charged to additional paid-in capital. Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors. The following table presents the dividends that have been declared:




         Date             Per            For                For
       Dividend          Share          Period             Period               Date
       Declared          Amount        Beginning           Ending               Paid
   -----------------    --------    ---------------    ----------------    ---------------
     June 6, 2002       $ 0.48       May 6, 2002       June 30, 2002         July 1, 2002
    August 1, 2002        0.80      July 1, 2002     September 30, 2002   September 30, 2002
   December 5, 2002       0.80     October 1, 2002   December 31, 2002     December 31, 2002
   February 6, 2003       0.80     January 1, 2003     March 31, 2003           *

   *  The dividend declared on February 6, 2003 is scheduled to be paid on March 31, 2003.




     The Class C non-voting common stock and the preferred stock are freely transferable. Upon liquidation, dissolution or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of the Corporation, the holders of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of common stock received any payment. To date, Farmer Mac has not paid any dividends on its common stock, nor does it expect to pay such dividends in the foreseeable future. Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with its regulatory capital requirements. See Note 9 to the consolidated financial statements and "Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels."

     As of December 31, 2002, 1,030,780 shares of Class A common stock, 500,301 shares of Class B common stock and 10,106,903 shares of Class C non-voting common stock were outstanding. Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock. Farmer Mac has no present intention to issue any additional shares of common stock, except pursuant to programs in which employees, members of management or the board of directors may be granted or may purchase Class C non-voting common stock, or exercise options to purchase Class C non-voting common stock granted as part of their compensation arrangements.


           FARMER MAC'S AUTHORITY TO BORROW FROM THE U.S. TREASURY

     Farmer Mac may, in extreme circumstances, issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion. The proceeds of such obligations may be used solely for the purpose of fulfilling Farmer Mac's guarantee commitments under the Farmer Mac I and Farmer Mac II programs. The Act provides that the U.S. Treasury is required to purchase such obligations of Farmer Mac if Farmer Mac certifies that:

     o a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's board of directors to be necessary and such reserve has been exhausted; and
     o the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac, and would be required to be repaid to the U.S. Treasury within a "reasonable time."

     The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock or the profitability of Farmer Mac.


                       GOVERNMENT REGULATION OF FARMER MAC

General

     Public offerings of Farmer Mac Guaranteed Securities must be registered with the SEC under the federal securities laws. Farmer Mac also is required to file reports with the SEC pursuant to the SEC's periodic reporting requirements.

Regulation

      Office of Secondary Market Oversight

     As an institution of the Farm Credit System, Farmer Mac is subject to the regulatory authority of FCA. FCA, acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities. The Director of the Office of Secondary Market Oversight, who was selected by and reports to the FCA board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by the Act. The Act requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination. Farmer Mac is required to file quarterly reports of condition with FCA, as well as copies of all documents filed with the SEC under the federal securities laws.

      Department of the Treasury

     In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested FCA, in a cooperative effort with the Department of the Treasury, to "monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period and beyond, if necessary." Although the "capital deferral period" expired on January 1, 1999 and the risk-based capital rule went into effect on May 23, 2002, it appears that the FCA reports are ongoing.

      Comptroller General/General Accounting Office

     The Act permits the Comptroller General of the United States to perform a review of the actuarial soundness and reasonableness of the guarantee fees established by Farmer Mac.

      Capital Standards

     General. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac:

     o Minimum capital - Farmer Mac's minimum capital level is an amount of core capital equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

          o the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
          o instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
          o    other off-balance sheet obligations of Farmer Mac.

     o Critical capital - Farmer Mac's critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
     o Risk-based capital - The Act directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac, if so indicated by the risk-based capital stress test.

Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

     FCA issued its final risk-based capital regulation for Farmer Mac on April 12, 2001 and the Corporation was required to meet the risk-based capital standards beginning on May 23, 2002. The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus allowance for losses) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

     o annual losses occur at a rate of default and severity "reasonably related" to the rates of the highest sequential two-years in a limited U.S. geographic area; and
     o there is an initial interest rate shock at the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk.

     As of December 31, 2002, Farmer Mac's minimum and critical capital requirements were $137.1 million and $68.6 million, respectively, and its actual core capital level was $184.0 million, $46.9 million above the minimum capital requirement and $115.4 million above the critical capital requirement. Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2002 was $73.4 million and Farmer Mac's regulatory capital of $204.0 million exceeded that amount by approximately $130.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

     Enforcement levels. The Act directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards. As of December 31, 2002, Farmer Mac was classified as within level I--the highest compliance level.

     Failure to comply with the applicable required capital level in the Act would result in Farmer Mac being classified as within level II (below the applicable risk-based capital level but above the minimum capital level), level III (below the minimum but above the critical capital level) or level IV (below the critical capital level). In the event that Farmer Mac were classified as within level II, III or IV, the Act requires the Director of the Office of Secondary Market Oversight to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified. The mandatory measures applicable to level II include:

     o requiring Farmer Mac to submit and comply with a capital restoration plan;
     o prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level III or IV, and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and
     o reclassifying Farmer Mac as within level III if it does not submit a capital restoration plan that is approved by the Director or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director.

The mandatory measures applicable to level III include:

     o requiring Farmer Mac to submit (and comply with) a capital restoration plan;
     o prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level IV and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and
     o reclassifying Farmer Mac as within a lower level if it does not submit a capital restoration plan that is approved by the Director or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director.

      If Farmer Mac were classified as within level III, then, in addition to the foregoing mandatory supervisory measures, the Director of the Office of Secondary Market Oversight could take any of the following discretionary supervisory measures:

     o imposing limits on any increase in, or ordering the reduction of, any obligations of Farmer Mac, including off-balance sheet obligations;
     o    limiting or  prohibiting  asset growth or requiring  the  reduction of assets;
     o requiring the acquisition of new capital in an amount sufficient to provide for reclassification as within a higher level;
     o terminating, reducing or modifying any activity the Director determines creates excessive risk to Farmer Mac; or
     o    appointing a conservator or a receiver for Farmer Mac.

The Act does not specify any supervisory measures, either mandatory or discretionary, to be taken by the Director in the event Farmer Mac were classified as within level IV.

      The Director of the Office of Secondary Market Oversight has the discretionary authority to reclassify Farmer Mac to a level that is one level below its then current level (for example, from level I to level II) if the Director determines that Farmer Mac is engaging in any action not approved by the Director that could result in a rapid depletion of core capital or if the value of property subject to mortgages backing Farmer Mac Guaranteed Securities has decreased significantly.

Item 2.   Properties

     On June 28, 2001, Farmer Mac entered into a long-term lease for its principal offices, which are located at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036. The lease, which expires November 30, 2011, covers approximately 13,500 square feet of office space. Farmer Mac's offices are
suitable  and adequate  for its   needs.

Item 3.   Legal Proceedings

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


     Farmer Mac has three classes of common stock outstanding. Only banks, insurance companies and other financial institutions or similar entities that are not institutions of the Farm Credit System may hold Class A voting common stock. Only institutions of the Farm Credit System may hold Class B voting common stock. There are no ownership restrictions on the Class C non-voting common stock.

     The Class A and Class C common stocks trade on the New York Stock Exchange under the symbols AGMA and AGM, respectively. The Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is unaware of any publicly available quotations or prices for that class.

     The information below represents the high and low closing sale prices for the Class A and Class C common stocks for the periods indicated as reported by the New York Stock Exchange.


                                                                 Sales Price
                                             ---------------------------------------------------
                                                  Class A Stock             Class C Stock
                                             ------------------------- -------------------------
                                                High          Low         High          Low
                                             ------------ ------------ ------------ ------------
                                                              (dollars per share)
 2003
    First quarter (through March 14, 2003)    $ 22.65      $ 15.50      $ 34.50      $ 20.25

 2002
    Fourth quarter                              26.00        19.90        33.37        25.06
    Third quarter                               24.30        20.30        30.47        20.80
    Second quarter                              35.00        22.00        47.20        25.60
    First quarter                               34.55        28.60        47.80        38.95

 2001
    Fourth quarter                              33.60        27.80        46.33        31.78
    Third quarter                               28.40        26.60        35.23        29.58
    Second quarter                              28.55        21.60        32.25        23.75
    First quarter                               23.25        19.00        27.94        22.50

     As of March 14, 2003, it was estimated that there were 1,432 registered owners of the Class A voting common stock, 103 registered owners of the Class B voting common stock and 1,390 registered owners of the Class C non-voting common stock outstanding.

     To date, Farmer Mac has not paid any dividends on its common stock, nor does it expect to pay dividends in the foreseeable future. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements.

     Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's Proxy Statement to be filed on or about April 18, 2003. That portion of the Proxy Statement is incorporated by reference into this report.

Item 6.   Selected Financial Data


                                                                     As of December 31,
                                            ----------------------------------------------------------------------
Summary of Financial Condition:                2002            2001           2000          1999         1998
                                            -------------  --------------  ------------ ------------- ------------
                                                                   (dollars in thousands)
 Cash and cash equivalents                   $ 723,800       $ 437,831      $537,871      $336,282     $540,626
 Investment securities                         830,409       1,007,954       836,757       847,220      643,562
 Farmer Mac Guaranteed Securities            1,608,507       1,690,376     1,679,993     1,306,223      552,205
 Loans, net                                    963,461         198,003        30,279        38,509      168,064
 Total assets                                4,222,915       3,415,856     3,160,899     2,590,410    1,935,971

 Notes payable
  Due within one year                        2,895,746       2,233,267     2,141,548     1,722,061    1,473,688
  Due after one year                           985,318         968,463       827,635       750,337      366,122

 Total liabilities                           4,039,344       3,281,419     3,028,238     2,503,267    1,855,057
 Stockholders' equity                          183,571         134,437       132,661        87,143       80,914

 Selected Financial Ratios:
  Return on average assets                       0.60%           0.50%         0.36%         0.31%        0.35%
  Return on average common equity               15.04%          12.19%         9.50%         8.24%        7.36%
  Average equity to assets                       4.16%           4.06%         3.82%         3.71%        4.75%

                                                            For the Year Ended December 31,
                                            ----------------------------------------------------------------------
Summary of Operations:                         2002            2001           2000          1999         1998
                                            -------------  --------------  ------------ ------------- ------------
                                                       (dollars in thousands, except per share amounts)
 Net interest income after provision
  for loan losses                             $ 33,686        $ 26,339      $ 17,398      $ 14,838     $ 10,569
 Losses on financial derivatives
  and trading assets                            (4,359)           (726)            -             -            -
 Guarantee and commitment fees                  19,277          15,807        11,677         7,396        3,727
 Gain on sale of Farmer Mac
  Guaranteed Securities                              -               -             -             -        1,400
 Miscellaneous                                   1,332             560           399           220          142
                                            -------------  --------------  ------------ ------------- ------------
  Total revenues                                49,936          41,980        29,474        22,454       15,838
 Total operating expenses                       18,744          16,555        13,288        11,863        9,323
                                            -------------  --------------  ------------ ------------- ------------
  Income before income taxes,
  cumulative effect of change in
  accounting principles and
  extraordinary gain                            31,192          25,425        16,186        10,591        6,515
 Income tax expense                              9,330           8,419         5,749         3,670          772
 Cumulative effect of change in
  accounting principles, net of taxes                -            (726)            -             -            -
 Extraordinary gain, net of taxes                  889               -             -             -            -
                                            -------------  --------------  ------------ ------------- ------------
 Net income                                     22,751          16,280        10,437         6,921        5,743
  Preferred stock dividends                     (1,456)              -             -             -            -
                                            -------------  --------------  ------------ ------------- ------------
 Net income available to common
  stockholders                                $ 21,295        $ 16,280      $ 10,437       $ 6,921      $ 5,743
                                            -------------  --------------  ------------ ------------- ------------
 Earnings Per Share:

  Basic earnings per share                      $ 1.83          $ 1.44        $ 0.94        $ 0.64       $ 0.53
  Diluted earnings per share                    $ 1.77          $ 1.38        $ 0.92        $ 0.62       $ 0.52

 Earnings per share before cumulative
 effect of change in accounting principles
 and extraordinary gain
  Basic earnings per share                      $ 1.76          $ 1.50        $ 0.94        $ 0.64       $ 0.53
  Diluted earnings per share                    $ 1.69          $ 1.45        $ 0.92        $ 0.62       $ 0.52

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial information as of and for each of the years ended December 31, 2002, 2001 and 2000 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation. The following discussion should be read together with Farmer Mac's consolidated financial statements and is not necessarily indicative of future results.

Forward-Looking Statements

     Certain statements made in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's:

     o    prospects for earnings;
     o    growth in loan purchase, guarantee, securitization and LTSPC volume;
     o    trends in net interest income;
     o    trends in provisions for losses;
     o    changes in capital position; and
     o    other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:

     o the rate and direction of development of the secondary market for agricultural mortgage loans;
     o the possible establishment of additional statutory or regulatory restrictions on Farmer Mac;
     o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy;
     o protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities;
     o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation;
     o    Farmer Mac's access to the debt markets at favorable  rates and terms;
     o the possible effect of the risk-based capital requirement, which could, under certain circumstances, be in excess of the statutory minimum capital level;
     o the outcome of the pending analysis of Farmer Mac by the General Accounting Office;
     o    the growth rate of agricultural mortgage indebtedness;
     o    the size of the agricultural mortgage market;
     o    borrower    preferences   for   fixed-rate    agricultural    mortgage
          indebtedness;
     o lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
     o the willingness of investors to invest in agricultural mortgage-backed securities;
     o competitive pressures in the purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities;
     o the effects on the agricultural economy of the government payments that are provided for in the Farm Bill signed into law May 13, 2002; or
     o    changes in Farmer Mac's status as a government-sponsored enterprise.

The foregoing factors are not exhaustive. Other sections of this report may include additional factors that could adversely impact Farmer Mac's business and its financial performance. Furthermore, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor assess the effects of such factors on Farmer Mac's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements. In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances, except as otherwise mandated by the SEC.

Critical Accounting Policy and Estimates

     The preparation of the consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented, and actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for allowance for losses, referred to in Farmer Mac's prior reports as reserve for losses. The allowance for losses is presented in three components on the consolidated balance sheet:

     o    an "Allowance for loan losses" on loans held for investment;
     o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned (net of valuation allowance)"; and
     o an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under "Reserve for losses."

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

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on its loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. In estimating probable losses, management considers factors such as economic conditions, geographic and agricultural commodity concentrations, the credit profile of the portfolio, delinquency trends and historical charge-off and recovery activity and evaluates the results of its proprietary loan pool simulation and guarantee fee model. The allowance is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and reduced by charge-offs for actual losses, net of recoveries.

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. To date, Farmer Mac has experienced no losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

     Further information regarding the allowance for losses is included in "--Risk Management--Credit Risk - Loans."

Results of Operations

     Overview. 2002 was another year of solid growth and strong financial performance for Farmer Mac. Net income available to common stockholders rose to $21.3 million in 2002 from $16.3 million in 2001, marking the sixth consecutive year during which Farmer Mac achieved significant increases in profitability. Diluted earnings per share were $1.77 for 2002, a 28.3 percent increase over 2001 diluted earnings per share of $1.38.

     The principal factors contributing to the year's record earnings were increases in net interest income on retained cash window loan purchases and non-program investments and guarantee and commitment fees on the higher cumulative amount of guarantees and LTSPCs outstanding. Net interest income increased $8.1 million to $35.0 million in 2002, from $26.9 million in 2001, as interest-earning assets increased by $792.0 million to $4.1 billion in 2002, from $3.3 billion in 2001. Guarantee and commitment fee income grew 22 percent to $19.3 million in 2002 from $15.8 million in 2001, as outstanding guarantees and LTSPCs increased $1.3 billion, or 32 percent, to $5.5 billion. The year's increase in guarantee and commitment fee income is indicative of the annuity-like nature of that income.

     The increase in outstanding guarantee and LTSPC volume and asset growth was achieved while maintaining a relatively consistent ratio of operating expenses to total revenues, and despite the adverse effects of increased legal and consulting fees attributable to the effects of certain inaccurate and misleading publicity about Farmer Mac. During 2002, operating expenses were 38 percent of total revenues, compared to 39 percent in 2001. The effects of gains and losses on financial derivatives and trading assets increased the ratio of operating expenses to total revenues for 2002 to 38 percent from 35 percent. The effect of gains and losses on financial derivatives and trading assets on the ratio of operating expenses to revenues was less than one percent for 2001.

     In 1996, Farmer Mac's statutory charter was amended to allow Farmer Mac to act as a first-loss guarantor. As of December 31, 2002, the percentage of Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after changes to Farmer Mac's statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy or classified as real estate owned, decreased to 1.56 percent, compared to 1.70 percent at the end of 2001.

     As Farmer Mac's portfolio of loans held and loans underlying LTSPCs and post-1996 Act Farmer Mac I Guaranteed Securities has had certain cohort years of loan originations enter, and now start exiting, their peak default years, certain segments of the portfolio are beginning to exhibit characteristics of a mature portfolio. For example, during 2001 and 2002, the portfolio had its first loans cycle through foreclosure and into the asset category real estate owned, which completes the involuntary loan liquidation process. As of December 31, 2002, Farmer Mac had $5.0 million of real estate owned compared to $2.5 million as of December 31, 2001. During the foreclosure process, the Corporation devises a liquidation strategy that results in either an immediate sale of the property or retention pending later sale. Farmer Mac evaluates these and other alternatives based upon economics and local law. The portfolio also has developed a core of loans that, though the borrowers on those loans have filed for bankruptcy protection, are current under the original terms of the loans. These trends are indicative of a maturing portfolio and management believes that presenting non-performing assets as it has in the past is a more meaningful measure of business trends when presented in conjunction with a measure of 90-day delinquencies. Non-performing assets are loans 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy, or real estate owned. 90-day delinquencies are loans 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan. The difference between the non-performing asset and 90-day delinquencies measures is the exclusion of real estate owned and loans performing in bankruptcy from 90-day delinquencies.

                                                As of December 31,
                                            ---------------------------
                                                2002          2001
                                            -------------  ------------
                                                 (in thousands)
 90-day delinquencies (including loans in      $58,214      $ 54,536
     foreclosure and loans restructured
     after delinquency)
 Loans performing in bankruptcy                 11,471         1,286
 Real estate owned                               5,623         2,457
                                           -------------  ------------
     Non-performing assets                     $75,308      $ 58,279
                                           -------------  ------------

      The table below presents non-performing assets and 90-day delinquency data as of the dates indicated:


                              Outstanding
                             Post-1996 Act                                           Less:
                                Loans,               Non-                           REO and
                            Guarantees and        Performing                      Performing          90-day
                                LTSPCs              Assets         Percentage    Bankruptcies     Delinquencies       Percentage
                           ------------------  -----------------  ------------- ---------------- ----------------- ----------------
                                                                    (dollars in thousands)
 As of:
   December 31, 2002        $ 4,821,634          $ 75,308             1.56%         $ 17,094          $ 58,214         1.21%
   September 30, 2002         4,506,330            91,286             2.03%           11,460            79,826         1.77%
   June 30, 2002              4,489,735            65,196             1.45%           14,931            50,265         1.12%
   March 31, 2002             3,754,171            87,097             2.32%            7,903            79,194         2.11%
   December 31, 2001          3,428,176            58,279             1.70%            3,743            54,536         1.59%
   September 30, 2001         3,318,796            71,686             2.16%            5,183            66,503         2.00%
   June 30, 2001              3,089,460            53,139             1.72%            4,274            48,865         1.58%
   March 31, 2001             2,562,374            67,134             2.62%            2,154            64,980         2.54%


     Farmer Mac experienced $4.1 million in net losses charged against the allowance for losses in 2002, compared with $2.2 million in net losses for 2001. Through direct charges to earnings, Farmer Mac provided for $8.2 million in total losses during 2002 compared to $6.7 million during 2001. Comparing 2002 to 2001, this increase in Farmer Mac's provision for losses is comparable to the increase in the losses charged against the allowance. Farmer Mac's total allowance for losses as of December 31, 2002 was $20.0 million, compared to $15.9 million as of December 31, 2001.

     In 2003, the dollar level of 90-day delinquencies could increase slightly and higher charge-offs could follow. These trends correlate to the entry of a growing percentage of Farmer Mac's portfolio into its peak loss years, price pressures on certain commodities not supported by government payments (e.g., permanent plantings), drought in the mountain region of the United States and the aftermath of a weak agricultural economy in 2002.

     2003 Outlook. USDA is currently forecasting net cash income on farms for 2003 to be $51.3 billion, up 11 percent from 2002 forecasted levels of $46.3 billion. The forecasted net cash income on farms for 2003 includes government payments of $17.6 billion as compared to the $13.1 billion in 2002 and increases in total crop and livestock receipts. Farm real estate values are expected to rise by approximately 1.5 percent in 2003, slowing slightly from their growth of 4 percent in 2002, 5.2 percent in 2001, and 6.8 percent in 2000. On average, farm real estate values grew nearly 4 percent annually during the 1990s. Regionally, farm real estate values may vary with differing rates of increase, or even decrease, depending on differences in land quality and location, commodities grown, credit conditions, non-farm investment opportunities, government farm policies, and production risks and weather uncertainties unique to each region's agriculture.

     As management evaluates Farmer Mac's business prospects for 2003 and beyond, certain factors and conditions remain that are likely to constrain Farmer Mac's progress. As a matter of historical practice, and particularly in the current interest rate environment, many institutions still prefer to retain agricultural mortgage loans in portfolio rather than sell them into the secondary market, notwithstanding the corporate finance and capital planning benefits they might realize through participation in Farmer Mac's programs. Some lending institutions subsidize their agricultural mortgage loan rates out of higher rates on non-mortgage loans, or by low-return use of equity, both of which generate uneconomic competition with Farmer Mac's loan rates.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a new market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. As of December 31, 2002, Farmer Mac's outstanding program volume was $5.5 billion, which represented approximately 12 percent of management's estimate of a $47.5 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability goals over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

     A detailed presentation of Farmer Mac's financial results for the years ended December 31, 2002, 2001 and 2000 follows.

     Net Interest Income. Net interest income totaled $35.0 million in 2002, compared to $26.9 million in 2001, and the net interest yield was 93 basis points in 2002 compared to 83 basis points in 2001. The effects on Farmer Mac's net interest yield due to the Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140") for 2002 and 2001 were increases of seven basis points and one basis point, respectively, due to Farmer Mac's adoption of SFAS 140 on April 1, 2001. Under SFAS 140, loans purchased and securitized after April 1, 2001, for which Farmer Mac retained all the beneficial interest in the securitized loans, are classified as loans and the interest income recognized on those loans includes amounts that would have been classified as guarantee fees prior to April 1, 2001. Prior to April 1, 2001, such securitizations were classified as Farmer Mac Guaranteed Securities under Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 125"). The effects of yield maintenance on Farmer Mac's net interest yield for 2002 and 2001 were increases of eight basis points and three basis points, respectively. The increase in net interest income was due to a 16.6 percent increase in the average balance of interest-earnings assets, driven by a 28.9 percent increase in average on-balance sheet program assets that resulted from the retention of loans purchased during 2002. Also, yield maintenance payment receipts were $3.2 million during 2002 compared to $1.1 million during 2001. For further information, see "--Business Volume" and "--Balance Sheet Review--Assets." During 2002, the average balance of non-program assets, which consists of cash and cash equivalents and investments, increased 1.5 percent.

     Net interest income totaled $26.9 million in 2001 and $17.7 million in 2000. The $9.2 million increase from 2000 to 2001 was due to a 14.4 percent increase in the average balance of interest-earning assets, driven by a 25.4 percent increase in average on-balance sheet program assets. Net interest yield for 2000 was 63 basis points.

     The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2002, 2001 and 2000. The balance of non-accruing loans is included in the average balance of interest earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will increase or decrease, accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.


                                             2002                             2001                              2000
                           ---------------------------------- -----------------------------------  ---------------------------------
                            Average     Income/     Average      Average     Income/    Average      Average    Income/   Average
                            Balance     Expense      Rate        Balance     Expense      Rate       Balance    Expense     Rate
                           ----------- ---------- ----------- ------------ ----------- ----------  ---------- ---------- -----------
                                                                      (dollars in thousands)
 Interest-earning assets:
  Cash and cash
   equivalents              $ 564,614   $ 10,237     1.81%      $ 522,227   $ 21,464     4.11%      $ 510,779   $32,675    6.40%
  Investments                 902,740     30,562     3.39%        922,856     43,870     4.75%        888,765    59,230    6.66%
  Loans and Farmer Mac
   Guaranteed Securities    2,291,887    129,241     5.64%      1,778,601    115,879     6.52%      1,418,708   103,515    7.30%
                          ------------ ----------- ----------  ----------- ----------- ---------- ------------ ---------- ----------
   Total interest-earning
    assets                 $3,759,241    170,040     4.52%     $3,223,684    181,213     5.62%     $2,818,252   195,420    6.93%
                          ------------                         -----------                        ------------

 Funding:
  Discount notes           $2,533,762     67,020     2.65%     $2,175,087     95,424     4.39%     $1,945,276   125,952    6.47%
  Medium-term notes         1,102,485     67,994     6.17%        926,878     58,850     6.35%        825,433    51,770    6.27%
                          ------------ ----------- ---------- ------------ ----------- -----------  ---------- ---------- ----------
   Total interest-bearing
    liabilities             3,636,247    135,014     3.71%      3,101,965    154,274     4.97%      2,770,709   177,722    6.41%
  Net non-interest-bearing
   funding                    122,994          -     0.00%        121,719          -     0.00%         47,543         -    0.00%
                          ------------ ----------- ---------- ------------ ----------- -----------  ---------- ---------- ----------
   Total funding           $3,759,241    135,014      3.59%   $ 3,223,684    154,274    4.79%      $2,818,252   177,722    6.31%
                          ------------ ----------- ---------- ------------ ----------- -----------  ---------- ---------- ----------
 Net interest income/
  yield                                 $ 35,026      0.93%                 $ 26,939    0.83%                   $17,698    0.63%
                                        ---------- ----------              ----------- ----------             ----------------------


     For 2002, the decreases in all of the rates presented above tracked the general decline in interest rates relative to the prior year. The average rates for cash and cash equivalents and discount notes reflect that decline in short-term interest rates during 2002, while the average rates for investments and loans and Farmer Mac Guaranteed Securities reflect the decline in interest rates for investments of similar term to the rate reset or maturity date.

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

                                                             2002 vs. 2001                        2001 vs. 2000
                                                 ------------------------------------- ------------------------------------
                                                      Increase (Decrease) Due to           Increase (Decrease) Due to
                                                 ------------------------------------- ------------------------------------
                                                    Rate        Volume       Total        Rate       Volume       Total
                                                 ------------ ----------- ------------ ------------ ----------  -----------
                                                                               (in thousands)
 Income from interest-earning assets:
   Cash and cash equivalents                    $ (11,325)       $ 97    $ (11,228)     $ (11,960)     $ 749    $ (11,211)
   Investments                                    (12,371)       (937)     (13,308)       (17,737)     2,377      (15,360)
   Loans & Farmer Mac guaranteed securities        (6,382)     19,744       13,362         (8,945)    21,309       12,364
                                                 ------------ ----------- ------------ ------------ ----------  -----------
    Total                                         (30,078)     18,904      (11,174)       (38,642)    24,435      (14,207)
 Expense from interest-bearing liabilities        (31,452)     12,191      (19,261)       (47,565)    24,117      (23,448)
                                                 ------------ ----------- ------------ ------------ ----------  -----------
 Change in net interest income                    $ 1,374     $ 6,713      $ 8,087        $ 8,923      $ 318      $ 9,241
                                                 ------------ ----------- ------------ ------------ ----------  -----------

     Gains and Losses on Financial Derivatives and Trading Assets. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires the change in the fair values of certain financial derivatives to be reflected in a company's net income or accumulated other comprehensive income. SFAS 133 became effective as of January 1, 2001. The cumulative effect of the change in accounting principles recognized during 2001 was a charge of $0.7 million, net of taxes. During 2002 and 2001, the net losses on financial derivatives that do not qualify for hedge accounting under SFAS 133 and trading assets recorded in Farmer Mac's consolidated statements of operations were $4.4 million and $0.2 million, respectively. On a net after-tax basis, those losses, combined with the cumulative effect of the change in accounting principles and benefits received from the elimination of the amortization of certain premium payments that resulted from SFAS 133, the effects of SFAS 133 reduced net income available to common stockholders by $2.5 million and $0.8 million for 2002 and 2001, respectively.

     Other Income. Other income, which is comprised of guarantee and commitment fee income and miscellaneous income, totaled $20.6 million for 2002 compared to $16.4 million for 2001 and $12.1 million for 2000. Guarantee and commitment fee income, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, was $19.3 million for 2002, compared to $15.8 million for 2001 and $11.7 million for 2000. The relative increase in guarantee and commitment fee income reflects an increase in the average balance of outstanding guarantees and LTSPCs. For 2002, the effect of SFAS 140 reclassified $2.7 million of guarantee fee income as interest income, although management considers that amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit and interest rate risk. If a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac, except to the extent attributable to any retained interest-only strip, if the asset were sold.

     Miscellaneous income was $1.3 million for 2002, compared to $0.6 million for 2001 and $0.4 million for 2000. The increase in miscellaneous income was primarily a result of the receipt of late fee income and processing fees on Farmer Mac II refinance transactions.

     For more information regarding the increases in outstanding loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, see "--Business Volume."

     Operating Expenses. During 2002, operating expenses totaled $18.7 million, compared to $16.6 million for 2001 and $13.3 million for 2000. Operating expenses equaled 38 percent of total revenues in 2002, compared to 39 percent in 2001 and 45 percent in 2000. The dollar increase in operating expenses in 2002 primarily reflects higher legal, consulting and regulatory fees that resulted from certain inaccurate and misleading publicity Farmer Mac received during 2002. While the effects of that publicity have dissipated somewhat, ongoing events associated with that publicity could cause Farmer Mac to incur higher than expected legal and consulting fees in 2003. During third quarter 2002, Farmer Mac incurred unexpected regulatory costs of approximately $0.3 million above FCA's assessment for the year ended September 30, 2002. FCA has advised Farmer Mac that its regulatory assessment for the year ended September 30, 2003 will be an estimated $1.4 million, an increase from the estimated $0.7 million for the year ended September 30, 2002.

     Farmer Mac's provision for losses on loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, which is classified as a component of operating expenses, was $6.9 million for 2002, $6.1 million for 2001 and $4.4 million in 2000. The increases in the provisions were due to increases in outstanding Farmer Mac I Guaranteed Securities and LTSPCs for which Farmer Mac assumes 100 percent of the credit risk. As of December 31, 2002, Farmer Mac's allowance for losses for loans underlying Farmer Mac I Guaranteed Securities and LTSPCs was $16.8 million, compared to $14.5 million as of December 31, 2001. Farmer Mac also provides for losses on the loans on its balance sheet through provisions that are charged against net interest income on the statement of operations and presented as a reduction to the reported loan balances on Farmer Mac's balance sheet. For further discussion and presentation regarding Farmer Mac's provisions for losses and allowances for losses in the aggregate, see "--Risk Management--Credit Risk - Loans"

     Income Tax Expense. Income tax expense totaled $9.3 million in 2002, compared to $8.4 million in 2001 and $5.7 million in 2000. Farmer Mac's effective tax rate for 2002 was approximately 29.9 percent, reflecting the effects of certain tax-advantaged investments, compared to approximately 33.1 percent for 2001 and 35.5 percent for 2000. Farmer Mac expects its effective tax rate in 2003 to approximate 31 percent. For more information about income taxes, see Note 10 to the consolidated financial statements.

     Extraordinary Gain. During first quarter 2002, Farmer Mac recognized a net after-tax extraordinary gain of $1.6 million resulting from the repurchase of $43.8 million of outstanding Farmer Mac debt. During second quarter 2002, Farmer Mac recognized a net after-tax extraordinary gain of $0.6 million resulting from the repurchase of $18.9 million of outstanding Farmer Mac debt. During fourth quarter 2002, Farmer Mac recognized a net after-tax extraordinary loss of $1.3 million resulting from the repurchase of $41.0 million of outstanding Farmer Mac debt. All of these repurchases were from outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an interest rate of 5.4 percent. These debt securities were replaced with new fixed-rate funding to the same maturity dates at more attractive interest rates, which preserves Farmer Mac's asset-liability match and reduces future interest expense. The combined net after-tax extraordinary gain resulting from the repurchase of outstanding Farmer Mac debt in 2002 was $0.9 million.

     Business Volume and Purchase Prices. During 2002, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities under LTSPCs totaled $2.1 billion, a 38 percent increase over 2001 volume. This increase largely resulted from the purchase of a $489.5 million loan portfolio in second quarter 2002 and increases in LTSPCs from $1.0 billion in 2001 to $1.2 billion in 2002. See "Business--Farmer Mac Programs--Farmer Mac I--Off-Balance Sheet Guarantees and Commitments" and Note 12 to the consolidated financial statements for a description of LTSPCs. The following table sets forth information regarding the volume of loans purchased or placed under Farmer Mac Guaranteed Securities or LTSPCs for the periods indicated:


                 Farmer Mac Loan Purchases, Guarantees and LTSPCs
--------------------------------------------------------------------------------
                                           For the Year Ended December 31,
                                  --------------------------------------------
                                        2002            2001           2000
                                  --------------  --------------  ------------
                                                   (in thousands)

 Farmer Mac I:
   Loans and Guaranteed Securities    $ 747,881     $ 272,127      $ 442,246
   LTSPCs                             1,155,479     1,032,967        373,202
 Farmer Mac II                          173,011       198,171        193,505
                                   -------------- --------------  -----------
   Total                             $2,076,371    $1,503,265     $1,008,953

     The purchase price of newly originated and seasoned eligible loans and portfolios purchased through the cash window, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac's target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for accepting credit risk on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. The purchase price for loans purchased from all related parties is determined in the same manner as for loans acquired from any other third party. See Note 3 to the consolidated financial statements for a description of related party transactions.

     As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of those securities and pools. The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest. The purchase price for defaulted loans purchased under an LTSPC is the current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received. The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. See "--Risk Management--Credit Risk - Loans."

     The following table presents Farmer Mac's purchases of newly originated and current seasoned loans and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.


                                              For the Year Ended
                                                  December 31,
                                         ------------------------------
                                             2002            2001
                                         --------------  --------------
                                                (in thousands)
 Farmer Mac I newly originated
    and current seasoned loan purchases   $ 747,881       $ 272,127

 Defaulted loans purchased underlying
    off-balance sheet Farmer Mac I
    Guaranteed Securities                    17,386           6,005
 Defaulted loans underlying
    on-balance sheet Farmer Mac I
    Guaranteed Securities transferred
    to loans                                 25,675             526
 Defaulted loans purchased underlying
    underlying LTSPCs                         3,386           1,751


     The increase in newly originated and current seasoned loan purchases was attributable to an increase in program volume. The increases in defaulted loans purchased and in defaulted loans transferred to loans reflect:

     o    the general increase in 90-day delinquencies;
     o Farmer Mac's practice of purchasing 90-day delinquent loans out of Farmer Mac I Guaranteed Securities; and
     o recordation in the consolidated financial statements of other loans over which it has regained effective control during the period.

With respect to the last circumstance cited, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to exercise its option to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (these options are commonly referred to as "removal-of-account" provisions). Farmer Mac records these loans in the consolidated financial statements during the period in which Farmer Mac has the option to repurchase the loans and therefore regains effective control over the transferred loans.

     The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during 2002 and 2001 was 3 years and 6 months, respectively. Of the combined total of Farmer Mac I newly originated and seasoned loans that were purchased (excluding purchases of defaulted loans) during 2002 and 2001, 76 percent and 71 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 11.1 years and 14.3 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2002 and 2001 was 4.3 years and 4.6 years, respectively.

     The outstanding principal balance of loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs increased 32 percent to $5.5 billion as of December 31, 2002 from $4.2 billion as of December 31, 2001. The following table sets forth information regarding those outstanding balances as of the dates indicated:


               Outstanding Balance of Farmer Mac Loans and Loans Underlying
                      Farmer Mac Guaranteed Securities and LTSPCs
------------------------------------------------------------------------------------------------

                                                          As of December 31,
                                         --------------------------------------------------
                                              2002              2001             2000
                                         ---------------   ---------------  ---------------
                                                            (in thousands)
 Farmer Mac I:
     Post-1996 Act:
        Loans and Guaranteed Securities     $ 2,168,994       $ 1,658,716      $ 1,646,193
        LTSPCs                                2,681,240         1,884,260          862,804
     Pre-1996 Act                                31,960            48,979           83,513
 Farmer Mac II                                  645,790           595,156          517,703
                                         ---------------   ---------------  ---------------
 Total                                      $ 5,527,984       $ 4,187,111      $ 3,110,213
                                         ---------------   ---------------  ---------------


     The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:


                           Farmer Mac Guaranteed Securities Issuances
-----------------------------------------------------------------------------------------------------
                                                              For the Year Ended December 31,
                                                       ----------------------------------------------
                                                            2002            2001            2000
                                                       --------------- --------------  --------------
                                                                        (in thousands)

 Retained                                                    $ -         $ 33,932       $ 360,037
 Sold                                                     47,682           77,422         159,910
 Swap transactions                                             -            5,574               -
                                                       --------------- --------------  --------------
   Total Farmer Mac Guaranteed Securities Issuances     $ 47,682        $ 116,928       $ 519,947
                                                       --------------- --------------  --------------


     Based on market conditions, Farmer Mac either retains Farmer Mac Guaranteed Securities or sells them to capital markets investors. During 2002 and 2001, Farmer Mac sold Farmer Mac I Guaranteed Securities to third parties totaling $47.7 million and $77.4 million, respectively, at no gain or loss. LTSPCs typically involve seasoned loans, while cash purchase transactions usually represent acquisitions of newly originated loans. The increased activity in LTSPCs is a result of growing recognition of the capital planning and corporate finance advantages that the structure offers by institutions that could so benefit. Management expects that LTSPCs will continue to constitute a significant portion of Farmer Mac's new Farmer Mac I program activity during 2003.

     Outstanding commitments to purchase loans (other than under LTSPCs) and the total balance of loans submitted for approval or approved but not yet purchased are indicators of individual loan purchase volume through the cash window in the immediately succeeding reporting period. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans required, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of December 31, 2002, outstanding commitments to purchase Farmer Mac I and II loans totaled $26.2 million, compared to $21.1 million as of December 31, 2001. Of the total Farmer Mac I and II commitments outstanding as of December 31, 2002 and 2001, $21.7 million and $16.4 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $53.4 million as of December 31, 2002, compared to $106.1 million as of December 31, 2001. Not all of such loans are purchased, as some are denied for credit reasons or withdrawn by the seller.

Balance Sheet Review

     Assets. As of December 31, 2002, total assets were $4.2 billion compared to $3.4 billion as of December 31, 2001. The increase in total assets was primarily due to growth in program assets (Farmer Mac Guaranteed Securities and loans), which increased $683.6 million during 2002 to a total of $2.6 billion. Non-program assets increased to $1.6 billion as of December 31, 2002, from $1.4 billion as of December 31, 2001. The following table presents Farmer Mac's on-balance sheet program assets based on their repricing frequency.


        Principal Balance of Loans Held and Loans Underlying
         On-Balance Sheet Farmer Mac Guaranteed Securities
-------------------------------------------------------------------------
                                               As of December 31,
                                     ------------------------------------
                                           2002               2001
                                     -----------------   ----------------
                                                 (in thousands)

 Fixed Rate                           $ 1,003,434          $ 764,115
 5-to-10 Year ARMS & Resets               981,548            790,948
 1-Month-to-3-Year ARMS                   494,713            302,169
                                     -----------------   ----------------
    Total                             $ 2,479,695        $ 1,857,232
                                     -----------------   ----------------


     Liabilities. Total liabilities increased from $3.3 billion as of December 31, 2001 to $4.0 billion as of December 31, 2002. The increase in liabilities was primarily due to growth in notes payable, which corresponded to the growth in on-balance sheet program assets. The remaining increase in total liabilities was due to increases in accrued interest payable, the reserve for losses on Farmer Mac I Guaranteed Securities and LTSPCs and an increase in the liability for financial derivatives. For more information about Farmer Mac's reserve for losses, see "--Risk Management--Credit Risk - Loans." For more information about Farmer Mac's funding and interest rate risk practices and how financial derivatives are used, see "--Risk Management--Interest Rate Risk."

     Capital. As of December 31, 2002, stockholders' equity totaled $183.6 million, compared to $134.4 million as of December 31, 2001. The increase was primarily due to the issuance of $35.0 million of preferred stock and net income available to common stockholders earned during 2002 of $21.3 million, offset by an $8.8 million reduction in accumulated other comprehensive loss that was due to a net decrease in the market values of financial derivatives classified as cash flow hedges and partially offset by an increase in net unrealized gains on investment securities and Farmer Mac Guaranteed Securities classified as available for sale. Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital.

     Return on average common equity was 15.0 percent for 2002, compared to 12.2 percent for 2001. The effects of SFAS 133 and Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, reduced the average return on common equity by 2.2 percent for 2002 and by 2.8 percent for 2001.

     As of December 31, 2002, Farmer Mac's core capital totaled $184.0 million, compared to $126.0 million as of December 31, 2001. As of December 31, 2002, Farmer Mac's core capital exceeded its statutory minimum capital requirement of $137.1 million by $46.9 million. FCA issued its final risk-based capital regulation for Farmer Mac on April 12, 2001 and the Corporation was required to meet the risk-based capital standards beginning on May 23, 2002. As of December 31, 2002 the risk-based capital stress test generated a regulatory capital requirement of $73.4 million. Farmer Mac's regulatory capital of $204.0 million exceeded that amount by approximately $130.6 million. The Corporation is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. For further information, see "--Liquidity and Capital Resources--Capital Requirements."

     Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs. As of December 31, 2002, outstanding off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs totaled $3.0 billion, compared to $2.3 billion as of December 31, 2001. The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2002 and 2001:


                   Outstanding Balance of LTSPCs and
           Off-Balance Sheet Farmer Mac Guaranteed Securities
---------------------------------------------------------------------------------
                                                 As of December 31,
                                          ----------------------------------
                                                2002              2001
                                          -----------------  ---------------
                                                    (in thousands)
 Farmer Mac I:
   Post-1996 Act obligations:
    Farmer Mac I Guaranteed Securities       $ 299,940           $ 366,749
    LTSPCs                                   2,681,240           1,884,260
                                          -----------------   --------------
     Total Post-1996 Act obligations         2,981,180           2,251,009
   Pre-1996 Act Farmer Mac I
    Guaranteed Securities                           -                 461
                                          -----------------   --------------
     Total Farmer Mac I                      2,981,180           2,251,470
 Farmer Mac II Guaranteed Securities            67,109              78,409
                                          -----------------   --------------
     Total Farmer Mac I and II              $3,048,289          $2,329,879
                                          -----------------   --------------

     For  more  information   about  off-balance  sheet  Farmer  Mac  Guaranteed
Securities, see "--Risk Management--Credit Risk - Loans" and Note 12 to the consolidated financial statements.

Risk Management

     Interest Rate Risk. Farmer Mac is subject to interest rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to loans held and Farmer Mac Guaranteed Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches. Cash flow mismatches in a changing interest rate environment can reduce the earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt.


     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this risk. Those provisions require borrowers to make an additional payment when they prepay their loans, so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. This creates a disincentive to prepayment and compensates the Corporation for its interest rate risks to a large degree. As of December 31, 2002, 57 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 91 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. As of December 31, 2002, 50 percent of the total outstanding balance of retained Farmer Mac I loans and Guaranteed Securities had yield maintenance provisions and 7 percent had another form of prepayment protection. Of the Farmer Mac I new and current loans purchased in 2002, 54 percent had yield maintenance or another form of prepayment protection (including 88 percent of all loans with fixed interest rates). None of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

     The goal of interest rate risk management at Farmer Mac is to create a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations so that they will perform similarly as interest rates change. To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities and purchases financial derivatives to alter the duration of its liabilities and so its interest rate sensitivities. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets.

     Farmer Mac's $723.8 million of cash and cash equivalents as of December 31, 2002 matures within three months and are match-funded with discount notes having similar maturities. Investment securities of $830.4 million as of December 31, 2002 consist of $555.5 million (68 percent) of floating rate securities that all have rates that adjust within one year. See Note 4 to the consolidated financial statements for more information on investment securities. These floating rate investments are funded using a series of discount note issuances. Each successive discount note issuance matures on or about the corresponding repricing date of the related investment.

     Farmer Mac is also subject to interest rate risk on loans, including loans that Farmer Mac has committed to acquire but has not yet purchased. When Farmer Mac commits to purchase a loan, it is exposed to interest rate risk between the time it commits to purchase the loan and the time it either:

     o    sells Farmer Mac Guaranteed Securities backed by the loan; or
     o issues debt to retain the loan in its portfolio (although issuing debt to fund the loan as an investment does not fully eliminate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above).

Farmer Mac manages the interest rate risk related to such loans, and any related Farmer Mac Guaranteed Securities or debt issuance, through the use of forward sale contracts on the debt and mortgage-backed securities of other government-sponsored enterprises and futures contracts involving U.S. Treasury securities. Farmer Mac uses government-sponsored enterprise forward sale contracts to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac I Guaranteed Securities.

      Since interest rate sensitivity may change with the passage of time and as interest rates change, Farmer Mac assesses this exposure on a regular basis and rebalances its portfolio of assets and liabilities as necessary through:

     o    the purchase of mortgage assets in the ordinary course of business;
     o    the refunding of existing liabilities; or
     o the use of derivatives to alter the characteristics of existing assets or liabilities.

     The most strenuous measure of Farmer Mac's interest rate risk is the sensitivity of its Market Value of Equity ("MVE") to parallel yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of December 31, 2002 and December 31, 2001 to an immediate and instantaneous parallel shift in the yield curve.


                         Percentage Change in MVE from
                                  Base Case
                      ----------------------------------
      Interest Rate     December 31,    December 31,
        Scenario            2002            2001
    ---------------   ----------------  ----------------

       + 300 bp            15.6%             -1.3%
       + 200 bp            11.0%             -0.1%
       + 100 bp             5.9%              0.6%
       - 100 bp            -7.1%             -2.4%
       - 200 bp             N/A*             -6.4%
       - 300 bp             N/A*            -16.2%

* As of December 31, 2002, a -200 bp parallel shift of the U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     While Farmer Mac's interest rate sensitivity increased during 2002, it remained relatively stable and at relatively low levels despite the volatile interest rate environment. During 2002, interest rates fell to historic lows and interest-rate volatility increased significantly. As interest rates declined dramatically and prepayments increased, the duration of Farmer Mac's assets that do not have prepayment protection shortened somewhat more than that of its liabilities, causing a widening of Farmer Mac's effective duration gap, another standard measure of interest rate risk. Farmer Mac's effective duration gap was minus 3.6 months as of December 31, 2002, compared to minus 1.0 month as of December 31, 2001. This environment also caused MVE and net interest income ("NII") to show positive sensitivity to increasing interest rates and negative sensitivity to continued decreases in interest rates.

     NII sensitivity, a shorter-term measure of interest rate risk, demonstrated a similar change in its exposures to interest rate movements. As of December 31, 2002, a uniform or "parallel" increase of 100 basis points would increase NII by
6.8 percent, while a parallel decrease of 100 basis points would decrease NII by
6.7 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. Both MVE and NII continue to be less sensitive to non-parallel shocks than to the parallel shocks. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate the effectiveness of the Corporation's approach to managing its interest rate risk exposures.

     The economic effects of financial derivatives, including interest rate swaps, are included in the MVE, NII and duration gap analyses. Farmer Mac generally enters into various interest rate swaps to reduce interest rate risk as follows:

     o "floating-to-fixed interest rate swaps" in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties; these adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of longer-term reset and fixed-rate mortgages and other assets and provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market;
     o "fixed-to-floating interest rate swaps" in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties; these adjust the characteristics of long-term debt to match more closely the cash flow and duration characteristics of short-term assets; and
     o "basis swaps" in which it pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties; these alter interest rate indices of liabilities to match those of assets, and vice versa.

As of December 31, 2002, Farmer Mac had $1.2 billion combined notional amount of interest rate swaps, of which $733.1 million were floating-to-fixed interest rate swaps, $350.8 million were basis swaps and $85.0 million were fixed-to-floating interest rate swaps, with terms ranging from one to fifteen years.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the statement of operations. All of Farmer Mac's derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of December 31, 2002, Farmer Mac had no uncollateralized net exposure to any counterparty.

     Credit Risk - Loans. Farmer Mac's primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages. Farmer Mac is exposed to credit risk on:

     o    loans it holds;
     o    loans underlying Farmer Mac Guaranteed Securities; and
     o    loans underlying LTSPCs.

Loans held or loans underlying Farmer Mac Guaranteed Securities or LTSPCs can be divided into four groups:

     o    loans held for investment;
     o    loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities;
     o loans underlying post-1996 Act Farmer Mac I Guaranteed Securities or LTSPCs; and
     o    USDA-guaranteed   portions   underlying   Farmer  Mac  II   Guaranteed
          Securities.

For loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities, ten percent first-loss subordinated interests mitigate Farmer Mac's credit risk exposure. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac generally assumes 100 percent of the credit risk on loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Farmer Mac's credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States. Farmer Mac believes it has little or no credit risk exposure to loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities because of the subordinated interests, or to USDA-guaranteed portions because of the USDA guarantee. The outstanding principal balance of loans held and loans underlying Farmer Mac Guaranteed Securities or LTSPCs is summarized in the table below.


                                      As of December 31,
                            ------------------------------------
                                 2002                 2001
                            -------------------  ---------------
                                       (in thousands)
 Farmer Mac I:
   Post-1996 Act               $ 4,850,234         $ 3,542,976
   Pre-1996 Act                     31,960              48,979
 Farmer Mac II:
   USDA-guaranteed portions        645,790             595,156
                            ----------------     ---------------
                               $ 5,527,984         $ 4,187,111
                            ----------------     ---------------

     For several years, Farmer Mac has conducted guarantee fee adequacy analyses, using stress-test models developed internally and with the assistance of outside experts. These analyses have taken into account the diverse and dissimilar characteristics of the various asset categories for which Farmer Mac manages its risk exposures, and have evolved as the mix and character of assets under management has shifted with growth in the business and the addition of new asset categories. Based on current information, Farmer Mac believes that its guarantee fee is adequate compensation for the credit risk that it assumes.

     Farmer Mac has established underwriting and appraisal standards for all post-1996 Act loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs. Those standards are designed to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participants in its programs. The standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the mortgaged property relative to the amount of the mortgage loan. Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and other requirements it may impose from time to time. Detailed information regarding Farmer Mac's underwriting and appraisal standards and seller eligibility requirements are presented in "Business--Farmer Mac I--Underwriting and Appraisal Standards" and "Business--Farmer Mac I--Sellers."

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, ("SFAS 5") and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards. For accepting the credit risk on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively. For loans held, Farmer Mac receives interest income that includes a component that correlates to its guarantee fee, which Farmer Mac views as compensation for accepting credit risk.

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first-loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. To date, Farmer Mac has experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

     The  allowance  for  losses  is  presented  in  three   components  on  the
consolidated balance sheet:

     o    an "Allowance for loan losses" on loans held for investment;
     o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned (net of valuation allowance)"; and
     o an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under "Reserve for losses."

     The provision for losses is presented in two components on the consolidated statement of operations:

     o a "Provision for loan losses," which represents losses on Farmer Mac's loans held for investment; and
     o a "Provision for losses," which represents losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned.

     During the year ended December 31, 2002, Farmer Mac reclassified certain components of its allowance for losses and its provision for losses to further clarify its presentation. Reclassifications of the allowance for losses and provision for losses for prior periods were made to conform to the current period presentation. These reclassifications are for presentation purposes only and have no impact on Farmer Mac's risk exposure, results from operations or financial position. See Note 2(j), Note 2(q) and Note 8 to the consolidated financial statements for additional information.

     Farmer Mac's allowance for losses is estimated using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"); those results may be modified by the application of management judgment that takes into account factors including:

     o    economic conditions;
     o geographic and agricultural commodity concentrations of Farmer Mac's portfolio;
     o    the credit profile of Farmer Mac's portfolio;
     o    delinquency trends of Farmer Mac's portfolio; and
     o    historical charge-off and recovery activity of Farmer Mac's portfolio.

     The Model offers historical loss experience on agricultural mortgage loans similar to those on which Farmer Mac has assumed credit risk, but over a longer term than Farmer Mac's own experience to date. Farmer Mac's systematic methodology for determining its allowance for losses is expected to migrate over time, away from the Model and toward the increased use of Farmer Mac's own historical portfolio loss experience, as that experience continues to develop. During this migration, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment, to develop its loan loss allowance.

     Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

     In addition, Farmer Mac specifically analyzes its portfolio of non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan, and REO) on a loan-by-loan basis. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total amount due, including principal, interest and advances under SFAS 114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total amount due, Farmer Mac specifically determines an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

     Management believes that the general allowance, which is the difference between the total allowance for losses (generated through use of the Model) and the specific allowances, adequately covers any losses inherent in the portfolio of performing loans under SFAS 5.

     Farmer Mac considers that the methodology described above produces a reliable estimate of the total probable losses inherent in the Farmer Mac portfolio. The Model:

     o runs various configurations of loan types, terms, economic conditions, and borrower eligibility criteria to generate a distribution of loss exposures over time for all loans in the portfolio;
     o uses historical agricultural real estate loan origination and servicing data that reflect varied economic conditions and stress levels in the agricultural sector;
     o contains features that allow variations for changes in loan portfolio characteristics to make the data set more representative of Farmer Mac's portfolio and credit underwriting standards; and
     o considers the effects of the ageing of the loan portfolio along the expected loss curves associated with individual cohort origination years, including the segments that are entering into or coming out of their peak default years.

     Farmer Mac analyzes various iterations of the Model data to evaluate its overall allowance for loss and back tests the results to validate the Model. Such tests use prior period data to project losses expected in a current period, and compare those projections to actual losses incurred during the current period.

     The allowance for losses is increased through periodic provisions for losses charged to expense and reduced by charge-offs for actual losses, net of recoveries that are recognized if liquidation proceeds exceed previous estimates. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.

     The following table summarizes the changes in the components of the allowance for losses for each year in the three-year period ended December 31, 2002:

                                     ---------------------------------------------------------
                                        Allowance        REO                       Total
                                        for Loan      Valuation      Reserve     Allowance
                                         Losses       Allowance     for Losses   for Losses
                                     -------------- -------------- ------------- -------------
                                                           (in thousands)
 Balances as of January 1, 2000          $ 120            $ -       $ 6,464       $ 6,584
     Provision for losses                  300              -         4,439         4,739
     Net charge-offs                         -              -             -             -
                                     -------------- -------------- ------------- -------------
 Balances as of December 31, 2000        $ 420            $ -      $ 10,903      $ 11,323
                                     -------------- -------------- ------------- -------------
     Provision for losses                  600              -         6,125         6,725
     Net allocation of
       allowance                            (5)           (61)           66             -
     Net charge-offs                       337             61        (2,562)       (2,164)
                                     -------------- -------------- ------------- -------------
 Balances as of December 31, 2001      $ 1,352            $ -      $ 14,532      $ 15,884
                                     -------------- -------------- ------------- -------------
     Provision for losses                1,340              -         6,883         8,223
     Net allocation of
       allowance                         3,221          1,284        (4,505)            -
     Net charge-offs                    (3,251)          (692)         (153)       (4,096)
                                     -------------- -------------- ------------- -------------
 Balances as of December 31, 2002      $ 2,662          $ 592      $ 16,757      $ 20,011
                                     -------------- -------------- ------------- -------------

When certain criteria are met, such as the default of the borrower, Farmer Mac has the option to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. These acquisitions are recorded in the consolidated financial statements at their fair value. Fair value is determined by appraisal or management's estimate of discounted collateral value. In September 2002, Farmer Mac adopted EITF issue 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold ("the consensus" or "EITF 02-9"). The consensus requires that Farmer Mac record, at acquisition, the difference between each loan's acquisition cost and its fair value, if any, as a charge to the reserve for losses. Prior to the adoption of the consensus, any specific allowance that had been established for the off-balance sheet obligation would have been transferred from the reserve for losses to the allowance for loan losses (referred to as "net allocation of the allowance" in the table below). Upon the receipt of each loan's updated appraisal or determination of management's estimate of discounted collateral value, the difference between the acquisition cost of the loan and its fair value, if any, was recorded as a charge to the allowance for loan losses.

     Farmer Mac's total provision for losses was $8.2 million for 2002, compared to $6.7 million for 2001. During 2002, Farmer Mac charged off $4.6 million in losses against the allowance for losses and recovered $0.5 million from previously charged off losses, for net charge-offs of $4.1 million. The net charge-offs for 2002 included $1.3 million related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities, compared to $0.5 million for 2001.

     As of December 31, 2002, Farmer Mac's allowance for losses totaled $20.0 million, or 42 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $15.9 million (45 basis points) as of December 31, 2001. The year-to-year decline in this ratio is a result of a large increase in the outstanding portfolio during 2002 compared to the provisions for probable losses directly related to those loans.

     As of December 31, 2002, loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned ("post-1996 Act non-performing assets") totaled $75.3 million and represented 1.56 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $58.3 million (1.70 percent) as of December 31, 2001. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. As of December 31, 2002, Farmer Mac's 90-day delinquencies totaled $58.2 million and represented 1.21 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $54.5 million (1.59 percent) as of December 31, 2001. From quarter to quarter, Farmer Mac anticipates the 90-day delinquencies will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.


                          Outstanding
                         Post-1996 Act                                       Less:
                            Loans,            Non-                          REO and
                        Guarantees and     Performing                     Performing          90-Day
                            LTSPCs           Assets         Percentage    Bankruptcies     Delinquencies    Percentage
                       ----------------- ---------------- ------------- ---------------- ---------------- --------------
                                                             (dollars in thousands)
 As of:
   December 31, 2002      $ 4,821,634       $ 75,308        1.56%          $ 17,094         $ 58,214         1.21%
   September 30, 2002       4,506,330         91,286        2.03%            11,460           79,826         1.77%
   June 30, 2002            4,489,735         65,196        1.45%            14,931           50,265         1.12%
   March 31, 2002           3,754,171         87,097        2.32%             7,903           79,194         2.11%
   December 31, 2001        3,428,176         58,279        1.70%             3,743           54,536         1.59%
   September 30, 2001       3,318,796         71,686        2.16%             5,183           66,503         2.00%
   June 30, 2001            3,089,460         53,139        1.72%             4,274           48,865         1.58%
   March 31, 2001           2,562,374         67,134        2.62%             2,154           64,980         2.54%

The dollar level of 90-day delinquencies and period-over-period charge-offs correlates to the increasing proportion of Farmer Mac's portfolio of loans, guarantees and commitments entering their peak delinquency and default years (approximately years three through five after origination). As of December 31, 2002, approximately $1.8 billion (38.3 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years compared to $1.2 billion (35.7 percent) of such loans as of December 31, 2001. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of December 31, 2002, Farmer Mac's loan-by-loan analysis of its $75.3 million of non-performing assets and their updated appraisals or management's estimates of discounted values indicated that $12.1 million had insufficient collateral to cover the loan balance, accrued interest and expenses. Farmer Mac has specifically allocated $2.0 million of allowances to those under-collateralized loans. Farmer Mac's loan-by-loan analyses indicated that the remaining $63.2 million of non-performing assets were adequately collateralized, based on updated appraisals or management's estimates of discounted collateral values, and that the allocation of specific allowances to those loans was not necessary. As of December 31, 2002, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $18.0 million, bringing the total allowance for losses to $20.0 million. The following table summarizes the Farmer Mac's non-performing assets and allowance for losses:


              Farmer Mac I Post-1996 Act Non-performing Assets and Allowance for Losses
--------------------------------------------------------------------------------------------------------------
                                             As of December 31, 2002              As of December 31, 2001
                                      ------------------------------------  -----------------------------------
                                                                    (in thousands)
                                                             Specific                             Specific
                                        Non-performing       Allowance        Non-performing      Allowance
                                            Assets           for Losses           Assets          for Losses
 Loans 90 days or more past due            $ 17,600            $ 238             $ 24,701           $ 482
 Loans in foreclosure                        16,856              519               18,616           1,940
 Loans in bankruptcy *                       35,229              687               12,505           1,028
 Real estate owned                            5,623              592                2,457               -
                                     -------------------  ---------------  -------------------  --------------
       Total                               $ 75,308          $ 2,036             $ 58,279         $ 3,450
                                     -------------------  ---------------  -------------------  --------------

                                                             Allowance                            Allowance
                                                             for Losses                           for Losses
                                                          ---------------                       --------------
 Specific allowance for losses                               $ 2,036                              $ 3,450
 General allowance for losses                                 17,975                               12,434
                                                          ---------------                       --------------
       Total allowance for losses                           $ 20,011                             $ 15,884
                                                          ---------------                       --------------

* Includes loans that are performing under either their original loan terms or a court-approved bankruptcy plan.



Based on Farmer Mac's loan-by-loan analyses, loan collection experience and continuing provisions for the allowance for losses, Farmer Mac believes that ongoing losses will be covered adequately by the allowance for losses.

     Original loan-to-value ratios are one of many factors Farmer Mac considers in evaluating loss severity. Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts and regional economic and agricultural conditions. Loans in the Farmer Mac I program are all first mortgage agricultural real estate loans. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between the principal balance of a loan and the value of the property. Measurement of that excess or shortfall is the best predictor and determinant of loss compared to other measures that evaluate the efficiency of a particular farm operator.

     Loan-to-value ratios depend upon the economic value of a property with due regard for its income-producing potential in the hands of a competent operator. As required by Farmer Mac's collateral valuation standards, an appraisal of agricultural real estate must include analysis of the income producing capability of the property and address the income estimate in the market analysis. Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator's business and farming skills.

     As of December 31, 2002, the weighted-average original loan-to-value ratio for all post-1996 Act loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs was 49 percent, and the weighted-average original loan-to-value ratio for all post-1996 Act non-performing assets was 59 percent.

     The following table summarizes the post-1996 Act non-performing assets by original loan-to-value ratio (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment):


 Distribution of Post-1996 Act Non-performing
        Assets as of December 31, 2002
-----------------------------------------------
          (dollars in thousands)

                      Post-1996 Act
                      Non-performing
 Original LTV Ratio      Assets      Percentage
--------------------- ------------- ------------
   0.00% to 40.00%       $ 3,265        4%
  40.01% to 50.00%        14,289       19%
  50.01% to 60.00%        29,726       39%
  60.01% to 70.00%        25,792       34%
  70.01% to 80.00%         1,684        2%
  80.01% +                   552        2%
                      ------------  -----------
               Total     $ 75,308      100%
                      ------------  -----------

     The following table presents outstanding loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of December 31, 2002 by year of origination, geographic region and commodity.

         Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
-----------------------------------------------------------------------------------------------------------------
                           Distribution of
                            Outstanding         Outstanding
                               Loans,              Loans            Post-1996 Act        Non-         Specific
                           Guarantees and      Guarantees and      Non-performing     Performing      Allowance
                               LTSCPs             LTSCPs              Assets (1)      Asset Rate      for Losses
                         ------------------- -----------------   ------------------  ------------   -------------
                                                            (dollars in thousands)

 By year of origination:
  Before 1994                   14%            $ 696,326             $ 5,546             0.80%             $ -
  1994                           4%              171,407                 -               0.00%               -
  1995                           3%              155,668               3,098             1.99%               6
  1996                           7%              355,422              13,002             3.66%             286
  1997                           8%              386,658              16,619             4.30%              19
  1998                          15%              706,984              14,391             2.04%             967
  1999                          16%              745,006              12,529             1.68%             655
  2000                           9%              437,433               6,322             1.45%             101
  2001                          13%              626,738               3,597             0.57%               2
  2002                          11%              539,992                 204             0.04%               -
                         ------------------- -----------------   ------------------  ------------   -------------
 Total                         100%          $ 4,821,634            $ 75,308             1.56%         $ 2,036
                         ------------------- -----------------   ------------------  ------------   -------------
 By geographic region (2):
  Northwest                     24%          $ 1,167,331            $ 43,492             3.73%         $ 1,462
  Southwest                     47%            2,273,846              24,910             1.10%             491
  Mid-North                     11%              518,439                 552             0.11%               2
  Mid-South                      5%              233,997               1,397             0.60%              35
  Northeast                      6%              298,340               1,283             0.43%               6
  Southeast                      7%              329,681               3,674             1.11%              40
                         ------------------- -----------------   ------------------  ------------   -------------
 Total                         100%          $ 4,821,634            $ 75,308             1.56%         $ 2,036
                         ------------------- -----------------   ------------------  ------------   -------------
 By commodity:
  Crops                         43%          $ 2,085,963            $ 27,563             1.32%           $ 190
  Permanent plantings           28%            1,341,165              34,100             2.54%           1,739
  Livestock                     20%              987,533              11,013             1.12%               1
  Part-time farm                 8%              367,823               2,632             0.72%             106
  Other                          1%               39,150                   -             0.00%               -
                         ------------------- -----------------   ------------------  ------------   -------------
 Total                         100%          $ 4,821,634            $ 75,308             1.56%         $ 2,036
                         ------------------- -----------------   ------------------  ------------   -------------

(1) Includes loans 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan), and real estate owned.


(2) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO,
     WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS,
     SC).

     The following table presents Farmer Mac's cumulative charge-offs and current specific allowances relative to the cumulative original purchased, guaranteed or LTSPC principal balances for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. This information is presented by cohort year (origination date of the loan), geographic region and commodity. The purpose of this information is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.



                  Farmer Mac I Post-1996 Act Charge-offs and Specific Allowance for Losses
                      Relative to all Cumulative Original Loans, Guarantees and LTSPCs
------------------------------------------------------------------------------------------------------------------

                                                Cumulative                                              Combined
                               Cumulative     Original Loans,                        Current           Charge-off
                                   Net          Guarantees        Charge-off         Specific         and Specific
                               Charge-offs      and LTSPCs           Rate           Allowances       Allowance Rate
                             -------------- ------------------  -------------      ------------     ----------------
                                                              (dollars in thousands)

 By year of origination:
  Before 1994                   $ -           $ 1,755,985            0.00%               $ -              0.00%
  1994                            -               317,183            0.00%                 -              0.00%
  1995                          200               289,198            0.07%                 6              0.07%
  1996                          808               559,664            0.14%               286              0.20%
  1997                        2,608               613,048            0.43%                19              0.43%
  1998                        2,203               954,125            0.23%               967              0.33%
  1999                          487               960,963            0.05%               655              0.12%
  2000                          250               561,533            0.04%               101              0.06%
  2001                            -               715,794            0.00%                 2              0.00%
  2002                            -               535,841            0.00%                 -              0.00%
                           -------------- ------------------    -------------      ------------     ----------------
 Total                      $ 6,556           $ 7,263,334            0.09%           $ 2,036              0.12%
                          --------------  ------------------                       ------------
 By geographic region (1):
  Northwest                 $ 3,108           $ 1,894,400            0.16%           $ 1,462              0.24%
  Southwest                   3,448             3,170,997            0.11%               491              0.12%
  Mid-North                       -               760,942            0.00%                 2              0.00%
  Mid-South                       -               326,403            0.00%                35              0.01%
  Northeast                       -               481,798            0.00%                 6              0.00%
  Southeast                       -               628,794            0.00%                40              0.01%
                         --------------  ------------------    -------------      ------------     ----------------
 Total                      $ 6,556           $ 7,263,334            0.09%           $ 2,036              0.12%
                         --------------  ------------------                       ------------
 By commodity:
  Crops                     $ 1,296           $ 3,109,356            0.04%             $ 190              0.05%
  Permanent plantings         4,613             2,041,034            0.23%             1,739              0.31%
  Livestock                     647             1,648,032            0.04%                 1              0.04%
  Part-time farm                  -               368,117            0.00%               106              0.03%
  Other                           -                96,795            0.00%                 -              0.00%
                         --------------  ------------------    -------------      ------------     ----------------
 Total                      $ 6,556           $ 7,263,334            0.09%           $ 2,036              0.12%
                         --------------  ------------------                       ------------

(1) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO,
     WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS,
     SC).


     An analysis of Farmer Mac's historical losses and identified specific collateral deficiencies within the portfolio (by origination year) indicates that Farmer Mac has experienced peak loss years as loans have aged between approximately their third and fifth years subsequent to origination, regardless of the year the loans were added to the Farmer Mac's portfolio. As a consequence of the combination of principal amortization and collateral value appreciation, there are few loans in the portfolio originated prior to 1996 with known collateral deficiencies. While Farmer Mac expects that there will be loans that have aged past their fifth year that will become delinquent and possibly default, Farmer Mac does not anticipate significant losses on such loans.

     Analysis of the portfolio by its geographic distribution indicates that losses and collateral deficiencies have been and are expected to remain most prevalent in the loans concentrated in the areas that do not receive significant government support. This analysis is consistent with corresponding commodity analysis, which indicates that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings. Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends. Further, as adverse economic conditions persist for a particular commodity that requires a long-term improvement on the land, such as permanent plantings, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized. Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac's ability to meet the financing needs of all commodity groups.

     Farmer Mac's methodologies for pricing its guarantee and commitment fees, managing credit risks and providing adequate allowances for losses consider all of the foregoing factors and information.

     Credit Risk - Institutional. Farmer Mac is also exposed to credit risk arising from its business relationships with other institutions including:

     o    issuers of AgVantage bonds and other investments held by Farmer Mac;
     o    sellers and servicers; and
     o    interest rate contract counterparties.

AgVantage bonds are general obligations of the AgVantage Issuers and are secured by collateral in an amount ranging from 120 percent to 150 percent of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage bonds by evaluating and monitoring the financial condition of the issuers of the AgVantage bonds. Outstanding AgVantage bonds totaled $28.6 million as of December 31, 2002, and $24.5 million as of December 31, 2001.

     Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports and confirms that they maintain adequate fidelity bonds and errors and omissions insurance. For more information on Farmer Mac's approval of sellers, see "Business--General--Sellers." Credit risk related to interest rate contracts is discussed in "--Risk Management--Interest Rate Risk" and Note 6 to the consolidated financial statements.

     Credit Risk - Other Investments. The credit risk inherent in other investments held by Farmer Mac is mitigated by Farmer Mac's policies of investing in highly-rated instruments and establishing concentration limits, which reduce exposure to any one counterparty. Farmer Mac's policies limit the Corporation's total credit exposure, including uncollateralized credit exposure resulting from financial derivatives, to a single entity by limiting the dollar amount of investments with each individual entity to the greater of 25 percent of Farmer Mac's regulatory core capital or $25 million. That limitation excludes exposure to agencies of the U.S. government, government-sponsored enterprises and money market funds. Farmer Mac policy also requires each individual entity to be rated in one of the three highest rating categories of at least one nationally recognized statistical rating organization for investments with terms greater than 270 days and in one of the two highest rating categories for investments with terms of 270 days or less.

     As of December 31, 2002, Farmer Mac had investments in commercial paper, corporate debt securities, asset-backed securities and preferred stock issued by forty-three entities totaling $830.4 million. Farmer Mac's investments in eighteen of these entities each exceeded 10 percent of Farmer Mac's core capital (the cumulative balance of investments in such entities totaled $560.3 million), and investments in two of these entities each exceeded 15 percent of core capital. In addition, as of December 31, 2002, Farmer Mac held $231.3 million of securities issued by government-sponsored enterprises or agencies of the U.S. government and $463.1 million in five money market investment accounts. The maximum amount held in any one money market fund investment fund at any time during 2002 was approximately $272.0 million. As of December 31, 2002, 56 percent of the investment portfolio, excluding government-sponsored enterprise and agency investments, consisted of short-term highly liquid investments.

Liquidity and Capital Resources

     Farmer Mac has sufficient liquidity and capital resources to support its operations for the next twelve months.

     Debt Issuance. Section 8.6(e) of Farmer Mac's statutory charter (12 U.S.C. ss. 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable amounts for business operations, including adequate liquidity. Farmer Mac funds its program purchases primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac's debt obligations consist of discount notes and medium-term notes issued to obtain funds principally to cover the costs of purchasing and holding loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues discount notes and medium-term notes to obtain funds for investments, transaction costs and guarantee payments. The Corporation's discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by any rating agency and the interest and principal thereon are not guaranteed by and do not constitute debts or obligations of the Farm Credit Administration or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Federal law does not exempt income on a Farmer Mac discount note or medium-term note from federal, state or local taxation.

     Effective June 6, 2002, Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.9 billion was outstanding as of December 31, 2002), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

     Liquidity. The funding and liquidity needs of Farmer Mac's business programs are driven by the purchase and retention of loans and Farmer Mac Guaranteed Securities, the maturities of Farmer Mac's discount notes and medium-term notes and payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac's primary sources of funds to meet these needs are:

          o    principal  and  interest   payments  and  ongoing  guarantee  and
               commitment   fees  received  on  loans,   Farmer  Mac  Guaranteed
               Securities and LTSPCs; and
          o    the issuance of new discount notes and medium-term notes.

     Farmer Mac projects its expected cash flows from loans and securities, other earnings and the sale of assets and matches those with its obligations to retire debt and pay other liabilities as they come due. Farmer Mac issues discount notes and medium-term notes to meet the needs associated with its business operations, including liquidity, and also to increase its presence in the capital markets in order to enhance the liquidity and pricing efficiency of its discount notes and medium-term notes and Farmer Mac Guaranteed Securities transactions and so improve the mortgage rates available to farmers, ranchers and rural homeowners. Though Farmer Mac's mortgage purchases do not currently necessitate daily debt issuance, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac's liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets during 2002. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities ranging from one day to approximately 90 days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. Subject to dollar limitations, the Corporation's board of directors has authorized non-program investments in:

          o    U.S. Treasury obligations;
          o    agency and instrumentality obligations;
          o    repurchase agreements;
          o    commercial paper;
          o    guaranteed investment contracts;
          o    certificates of deposit;
          o    federal funds and bankers acceptances;
          o    certain   securities  and  debt   obligations  of  corporate  and
               municipal issuers;
          o    asset-backed securities;
          o    corporate money market funds; and
          o    preferred stock of government-sponsored enterprises.

As of  December  31,  2002,  Farmer  Mac  was  in  compliance  with  the  dollar
limitations   and  investment   authorizations   set  forth  in  its  investment
guidelines.

     The following table presents Farmer Mac's five largest investments as of December 31, 2002:

                                                                     Security
                                                                      Credit          Recorded       Percent of
          Investment                         Issuer                   Rating         Investment     Core Capital
-------------------------------   -----------------------------   ---------------  ---------------  --------------
                                                    (dollars in thousands)
 Dreyfus Cash Management           Dreyfus Corp.                       N/A*          $ 137,874           74.9%
     and Institutional Shares
 Citi Institutional Liquid         Citigroup Inc.                      N/A*            103,172           56.0%
     Reserve Class A
 Federated Prime Value             Federated Group Inc.                N/A*            100,297           54.5%
     Obligations Fund
 Merrill Lynch Premier             Merrill Lynch & Co., Inc.           N/A*             95,723           52.0%
     Institutional Fund
 Preferred Stock                   CoBank                          not rated **         93,183           50.6%

      * These money market funds are not rated, but invest in short-term, high quality money market securities and conform to Rule 2a-7 of the Investment Company Act of 1940.
     ** CoBank is an institution of the Farm Credit System, a government-sponsored enterprise.


     As a result of Farmer Mac's regular issuance of discount notes and medium-term notes and its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to access the capital markets at favorable rates. Throughout the recent period of inaccurate and misleading publicity about the Corporation, Farmer Mac has maintained regular daily access to the discount note market at rates comparable to the issuance and trading levels of other government-sponsored enterprise discount notes. Farmer Mac's continued ability to access the discount note market at such favorable rates could be affected by continued inaccurate and misleading publicity about Farmer Mac or unusual trading in its securities. Farmer Mac believes such factors caused spread levels in secondary market trading of its outstanding medium-term notes to widen during second quarter 2002. Although those spreads appeared to improve in the second half of 2002 and Farmer Mac returned to issuing medium-term notes on a limited basis at favorable issuance spreads during the second half of 2002, the foregoing factors could affect future medium-term note issuance spreads adversely and cause Farmer Mac to continue to emphasize floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market provides favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets. Farmer Mac compensates for this risk by pricing the required net yield on program asset purchases to reflect the higher cost of medium-term notes issuance without regard to the savings achieved in the interest rate swap market.

     Farmer Mac maintains an investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities that reprice within one year, which can be drawn upon for liquidity needs. As of December 31, 2002, Farmer Mac's cash and cash equivalents and investment securities totaled $723.8 million and $830.4 million, respectively, a combined 37 percent of total assets. For 2002, exclusive of daily overnight discount note issuances that were invested overnight, the average discount note issuance term and re-funding frequency was approximately 76.3 days.

     The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuance. Farmer Mac satisfies its guarantee and purchase commitment obligations by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale. Farmer Mac's liquidity position and ready access to the debt markets also provide additional flexibility to meet liquidity needs that result from the uncertainty regarding the timing and amount of required purchases of loans underlying either Farmer Mac Guaranteed Securities or LTSPCs, should significantly more loans be required to be purchased than in prior periods.

     Capital Requirements. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac--minimum, critical and risk-based. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount. Higher minimum and critical capital requirements were phased in over a transition period, which ended on January 1, 1999, when the highest level of minimum capital became applicable. The Act does not specify the required level of risk-based capital. It directs FCA to establish a risk-based capital test for Farmer Mac, using specified stress-test parameters. For a discussion of risk-based capital, see "Government Regulation of Farmer Mac--Regulation--Capital Standards--Risk-based capital."

     Certain enforcement powers are given to FCA depending upon Farmer Mac's compliance with the capital standards. See "Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels." As of December 31, 2002 and 2001, Farmer Mac was classified as within "level I" (the highest compliance level). The following table sets forth Farmer Mac's minimum capital requirement as of December 31, 2002 and 2001 based on the fully phased-in requirements.



                                                       December 31, 2002                         December 31, 2001
                                           ----------------------------------------- ----------------------------------------
                                                                          Capital                                  Capital
                                               Amount         Ratio       Required       Amount         Ratio      Required
                                           -------------- ------------ ------------- ---------------  ----------- ------------
                                                                          (dollars in thousands)
 On-balance sheet assets as defined for
   determining statutory minimum capital    $4,126,719        2.75%      $113,485     $3,380,157        2.75%      $92,954
 Outstanding balance of Farmer Mac
   Guaranteed Securities held by others
   and LTSPCs                                3,048,289        0.75%        22,862      2,329,879        0.75%       17,474
 Derivative and hedging obligations             93,997        0.75%           705         20,762        0.75%          156
                                                                       -------------                             ------------
 Minimum capital level                                                     137,052                                  110,584
 Actual core capital                                                       183,978                                  126,042
                                                                       -------------                             ------------
 Capital surplus                                                          $ 46,926                                  $15,458
                                                                       -------------                             ------------

     Based on the current minimum capital requirements established in the 1996 Act, Farmer Mac's current capital surplus of $46.9 million would support additional guarantee growth in amounts ranging from $1.7 billion of on-balance sheet guarantees to more than $6.2 billion of off-balance sheet guarantees. Furthermore, should Farmer Mac deem it appropriate, on-balance sheet non-program assets (cash and cash equivalents and investment securities) of $1.6 billion could be replaced with on- and off-balance sheet program guarantees, resulting in the ability to carry additional guarantees ranging from $1.6 billion of on-balance sheet guarantees to over $5.7 billion of off-balance sheet guarantees. Ultimately, Farmer Mac could sell on-balance sheet program assets of $2.6 billion in order to support further increases of on- and off-balance sheet program guarantees, resulting in the ability to carry an additional cumulative $15.2 billion of off-balance sheet guarantees. Any of these transactions would, of course, be evaluated to optimize Farmer Mac's return on equity and capital flexibility. Accordingly, in the opinion of management, Farmer Mac has sufficient capital and liquidity for the next twelve months.

     Contractual Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements. The following table presents Farmer Mac's significant fixed and determinable contractual obligations by payment date as of December 31, 2002. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.

                                 One Year          One to         Three to       Over Five
                                  or Less        Three Years     Five Years        Years          Total
                               --------------  ----------------  ------------   ------------  --------------
                                                                (in thousands)
 Discount notes               $ 2,781,577               $ -           $ -            $ -     $ 2,781,577
 Medium-term notes                179,479           502,016       274,752        463,607       1,419,854
 Minimum lease payments               531             1,103         1,159          2,498           5,291

For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements. For more information regarding minimum lease payments, see Note 12 to the consolidated financial statements.

     Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2002 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above. Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.


     In conducting its loan purchase activities, Farmer Mac enters into mandatory and optional delivery commitments to purchase agricultural mortgages and corresponding optional commitments to deliver Farmer Mac Guaranteed Securities. In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy agricultural mortgages at an undetermined future date. The following table presents these significant commitments.

                              As of
                         December 31, 2002
                       ---------------------
                           (in thousands)
 Mandatory commitments to
    purchase loans and
    USDA-guaranteed portions $ 21,700
 Optional commitments to
    purchase loans              4,478
 Optional commitments to
     deliver Farmer Mac
     Guaranteed Securities      4,478
 LTSPCs                     2,681,240

Further information regarding commitments to purchase and sell loans is included in Note 12 to the consolidated financial statements.

     Farmer Mac also may have liabilities that arise from its Farmer Mac Guaranteed Securities. Farmer Mac Guaranteed Securities are issued through trusts and, when sold to third-party investors, accordingly, are not included in the consolidated balance sheets. In performing its obligations related to LTSPCs and Farmer Mac Guaranteed Securities, Farmer Mac would have the right to enforce the underlying agricultural mortgage loans, and in the event of the default under the terms of those loans, would have access to the underlying collateral.

     The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2002 and 2001:


                  Outstanding Balance of LTSPCs and
           Off-Balance Sheet Farmer Mac Guaranteed Securities
-------------------------------------------------------------------------
                                                As of December 31,
                                       ----------------------------------
                                             2002              2001
                                       -----------------  ---------------
                                                  (in thousands)
 Farmer Mac I:
   Post-1996 Act obligations:
    Farmer Mac I Guaranteed Securities        $ 299,940        $ 366,749
    LTSPCs                                    2,681,240        1,884,260
                                       -----------------  ---------------
     Total Post-1996 Act obligations          2,981,180        2,251,009
   Pre-1996 Act Farmer Mac I
    Guaranteed Securities                             -              461
                                       -----------------  ---------------
     Total Farmer Mac I                       2,981,180        2,251,470
 Farmer Mac II Guaranteed Securities             67,109           78,409
                                       -----------------  ---------------
     Total Farmer Mac I and II              $ 3,048,289      $ 2,329,879
                                       -----------------  ---------------

     See Note 2(c), Note 2(e) and Note 5 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Note 2(o) and Note 12 to the consolidated financial statements for more information on LTSPCs.

Other Matters

     New Accounting Standards. In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections which is effective January 1, 2003 and requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items. Subsequent to January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under Accounting Principles Board Opinion No. 30 must be reclassified.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and quarterly financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Farmer Mac has not changed the way it accounts for stock-based employee compensation; however, it has adopted the disclosure provisions of SFAS 148.

     In December 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") which requires a company to disclose many of the guarantees or indemnification agreements it issues, some of which are required to be recorded as a liability in the company's consolidated balance sheet at the time it enters into the guarantee. FIN 45 requires disclosures beginning in interim and year-end financial statements ending after December 15, 2002. Farmer Mac has adopted the disclosure provisions. The liability recognition provisions apply to guarantees issued or modified beginning January 1, 2003. Farmer Mac is currently evaluating the impact of the adoption of the liability recognition provision of FIN 45.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 ("FIN 46") that addresses the consolidation of variable interest entities ("VIEs"). Generally, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE's risk of loss or entitled to receive a majority of the VIE's residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity.

     The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. Farmer Mac does not believe the adoption of FIN 46 will have a material impact on its consolidated financial position or results of operations.

     In September of 2002, the EITF reached a consensus on a portion of EITF 02-9. The consensus applies to loan transfers that were initially treated as sales and are recorded as a "re-purchase" when the transferor has regained effective control over the loan. The consensus indicates that under no circumstances should an allowance for losses be initially recorded when such loans have been recorded as a "re-purchase" on the transferor's financial statements. Farmer Mac has adopted the consensus, which applies to transactions recorded after September 12, 2002.

     GAO Analysis. On June 26, 2002, the Senate Committee on Agriculture, Nutrition, and Forestry requested that the U.S. General Accounting Office ("GAO") conduct an independent analysis of a number of issues relating to Farmer Mac. The Committee made this request of the GAO in response to misleading reports and speculation about Farmer Mac produced by certain hedge funds acting as "short sellers," who stood to gain if the price of Farmer Mac securities was depressed, and in concurrent articles by a reporter for a major newspaper. Farmer Mac made it clear that those reports and articles were inaccurate and misleading and welcomed the independent analysis by the GAO as an opportunity to confirm that Farmer Mac continues to fulfill its Congressionally-established mission in a financially safe and sound manner.

     The GAO report was requested by the Committee specifically to address Farmer Mac's financial stability; corporate governance; compensation policies; investment practices; the non-voting status of Farmer Mac's Class C common stock; and the fulfillment of Farmer Mac's Congressionally-established mission.

     Farmer Mac is confident that the GAO's analysis will confirm its integrity and financial stability, as presented in its public financial disclosures. Farmer Mac expects the GAO report will show that it is appropriately and effectively fulfilling its mission to increase the availability of borrower credit at stable rates, enhance lender liquidity and lending capacity and provide capital markets funding in the agricultural sector of the U.S. economy for the benefit of U.S. farmers, ranchers and rural homeowners, lenders participating in Farmer Mac programs and the investing public.

     Farmer Mac looks forward to the GAO report as an opportunity to remove the confusion that has been cast over it, so that it may continue its Congressional mission for agricultural borrowers and the lenders who serve them.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of and accounting policies for financial derivatives, see Note 2(h) and Note 6 to the consolidated financial statements.

Item 8.     Financial Statements

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated balance sheet of the Federal Agricultural Mortgage Corporation and subsidiary ("Farmer Mac") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on the 2002 financial statements based on our audit. The financial statements as of December 31, 2001 and for each of the years in the two-year period then ended, before the reclassifications discussed in Note 2 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion dated January 23, 2002, which included an explanatory paragraph regarding Farmer Mac's change in its method of accounting for financial derivatives on January 1, 2001, on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As  discussed  above,  the  financial  statements  of the  Federal  Agricultural
Mortgage Corporation and subsidiary as of December 31, 2001, and for the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 2, certain reclassifications of the 2001 and 2000 financial statements were made to conform to the 2002 presentation. We audited the reclassifications described in Note 2 that were made to conform the 2001 and 2000 financial statements to the current period presentation. Our audit procedures with respect to the 2001 and 2000 reclassifications as described in
Note 2 included (1) comparing the amounts shown as the allowance for loan losses and the reserve for losses in Farmer Mac's consolidated balance sheet and the amounts shown as the provision for loan losses and the provision for losses in Farmer Mac's statement of operations to Farmer Mac's underlying accounting analysis obtained from management, (2) on a test basis, comparing the amounts comprising the allowance for loan losses, the reserve for losses, the provision for loan losses and the provision for losses obtained from management to supporting documentation, and (3) testing the mathematical accuracy of the underlying analyses. In our opinion, such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Farmer Mac other than with respect to such reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

Deloitte & Touche LLP


McLean, Virginia
January 23, 2003

The report of Arthur Andersen LLP below is a copy of their previously issued report contained in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2001. Arthur Andersen LLP has ceased operations and has not reissued its report in connection with this Form 10-K.

                                  * * * * *

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

Arthur Andersen LLP



Vienna, VA
January 23, 2002

                         FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS


                                                                          December 31,
                                                               ------------------------------------
                                                                     2002               2001
                                                               -----------------  -----------------
                                                                         (in thousands)
 Assets:
   Cash and cash equivalents                                       $ 723,800          $ 437,831
   Investment securities                                             830,409          1,007,954
   Farmer Mac Guaranteed Securities                                1,608,507          1,690,376
   Loans                                                             966,123            199,355
    Allowance for loan losses                                         (2,662)            (1,352)
                                                               -----------------  -----------------
     Loans, net                                                      963,461            198,003
  Real estate owned (net of valuation allowance                        5,031              2,457
     of $0.6 million and zero)
   Financial derivatives                                                 317                 15
   Interest receivable                                                65,276             56,253
   Guarantee and commitment fees receivable                            5,938              6,004
   Deferred tax asset                                                  9,666              1,866
   Prepaid expenses and other assets                                  10,510             15,097
                                                               -----------------  -----------------
     Total Assets                                                $ 4,222,915        $ 3,415,856
                                                               -----------------  -----------------
 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable:
    Due within one year                                          $ 2,895,746        $ 2,233,267
    Due after one year                                               985,318            968,463
                                                               -----------------  -----------------
     Total notes payable                                           3,881,064          3,201,730

   Financial derivatives                                              94,314             20,762
   Accrued interest payable                                           29,756             26,358
   Accounts payable and accrued expenses                              17,453             18,037
   Reserve for losses                                                 16,757             14,532
                                                               -----------------  -----------------
     Total Liabilities                                             4,039,344          3,281,419
                                                               -----------------  -----------------
 Commitments and Contingencies (Note 12)

 Stockholders' Equity:
   Preferred stock:
    Series A, stated at redemption/liquidation value,
     $50 per share, 700,000 shares authorized, issued
     and outstanding as of December 31, 2002                          35,000                  -
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 shares issued and outstanding                           1,031              1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding                               500                500
    Class C Non-Voting, $1 par value, no maximum authorization,
     10,106,903 and 10,033,037 shares issued and outstanding
     as of December 31, 2002 and 2001, respectively                   10,107             10,033
   Additional paid-in capital                                         82,527             80,960
   Accumulated other comprehensive income/(loss)                        (407)             8,395
   Retained earnings                                                  54,813             33,518
                                                               -----------------  -----------------
     Total Stockholders' Equity                                      183,571            134,437
                                                               -----------------  -----------------

   Total Liabilities and Stockholders' Equity                    $ 4,222,915        $ 3,415,856
                                                               -----------------  -----------------


                          See accompanying notes to consolidated financial statements.

                        FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 For Year Ended December 31,
                                                       ------------------------------------------------
                                                            2002             2001            2000
                                                       ---------------  ---------------  --------------
                                                          (in thousands, except per share amounts)
 Interest income:
   Investments and cash equivalents                       $ 40,799         $ 65,334        $ 91,905
   Farmer Mac guaranteed securities                         89,736          110,169         100,649
   Loans                                                    39,505            5,710           2,866
                                                       ---------------  ---------------  --------------
    Total interest income                                  170,040          181,213         195,420
 Interest expense                                          135,014          154,274         177,722
                                                       ---------------  ---------------  --------------
 Net interest income                                        35,026           26,939          17,698
 Provision for loan losses                                  (1,340)            (600)           (300)
                                                       ---------------  ---------------  --------------
 Net interest income after provision for loan losses        33,686           26,339          17,398
 Losses on financial derivatives
 and trading assets                                         (4,359)            (726)              -
 Other income:
   Guarantee and commitment fees                            19,277           15,807          11,677
   Miscellaneous                                             1,332              560             399
                                                       ---------------  ---------------  --------------
    Total other income                                      20,609           16,367          12,076
                                                       ---------------  ---------------  --------------
    Total revenues                                          49,936           41,980          29,474
                                                       ---------------  ---------------  --------------
 Expenses:
   Compensation and employee benefits                        5,142            5,601           4,521
   Provision for losses                                      6,883            6,125           4,439
   Regulatory fees                                           1,172              735             584
   General and administrative                                5,547            4,094           3,744
                                                       ---------------  ---------------  --------------
    Total operating expenses                                18,744           16,555          13,288
                                                       ---------------  ---------------  --------------
 Income before income taxes                                 31,192           25,425          16,186
 Income tax expense                                          9,330            8,419           5,749
                                                       ---------------  ---------------  --------------
 Net income before cumulative effect
   of change in accounting principles and
   extraordinary gain                                       21,862           17,006          10,437
 Cumulative effect of change
   in accounting principles, net of taxes                        -             (726)              -
 Extraordinary gain, net of taxes of $479                      889                -               -
                                                       ---------------  ---------------  --------------
 Net income                                                 22,751           16,280          10,437
 Preferred stock dividends                                  (1,456)               -               -
                                                       ---------------  ---------------  --------------
 Net income available to common stockholders              $ 21,295         $ 16,280        $ 10,437
                                                       ---------------  ---------------  --------------
 Earnings per share:
    Basic net earnings                                      $ 1.83           $ 1.44          $ 0.94
    Diluted net earnings                                    $ 1.77           $ 1.38          $ 0.92
 Earnings per share before cumulative
   effect of change in accounting principles
   and extraordinary gain:
    Basic earnings per share                                $ 1.76           $ 1.50          $ 0.94
    Diluted earnings per share                              $ 1.69           $ 1.45          $ 0.92

                     See accompanying notes to consolidated financial statements.

                                       FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                              Accumulated
                                                                                                 Other
                                                                         Additional Paid-    Comprehensive     Retained
                                        Common Stock   Preferred Stock     in Capital       Income/(Loss)      Earnings    Total
                                       -------------- ----------------- ------------------ ------------------ ---------- ----------
                                                                               (in thousands)
 Balance, January 1, 2000                $ 10,902         $ -              $ 71,097            $ (1,657)      $ 6,801     $ 87,143

  Net income                                                                                                   10,437       10,437
  Change in unrealized gain/loss
   on securities available-for-sale,
    net of taxes of $18.2 million                                                                33,155                     33,155
                                                                                                                          ---------
  Comprehensive income                                                                                                      43,592
  Issuance of class C
   common stock                               250                             1,676                                          1,926
                                       -------------- ----------------- ------------------ ------------------ ---------- ----------
 Balance, December 31, 2000              $ 11,152         $ -              $ 72,773             $ 31,498     $ 17,238     $132,661
                                       -------------- ----------------- ------------------ ------------------ ---------- ----------
  Net income                                                                                                   16,280       16,280
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $4.2 million                                                                 (7,601)                   (7,601)
  Cumulative effect of change in
    accounting principles,
    net of taxes of $4.8 million                                                                  (8,632)                   (8,632)
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $3.7 million                                                                  (6,870)                   (6,870)
                                                                                                                          ---------
  Comprehensive loss                                                                                                        (6,823)
  Issuance of class C
   common stock                               412                             8,187                                          8,599
                                       -------------- ----------------- ------------------ ------------------ ---------- ----------
 Balance, December 31, 2001              $ 11,564         $ -              $ 80,960              $ 8,395      $ 33,518    $134,437
                                       -------------- ----------------- ------------------ ------------------ ---------- ----------

  Net Income                                                                                                    22,751      22,751
  Preferred stock dividends                                                                                     (1,456)     (1,456)
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $20.7 million                                                                 38,423                    38,423
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $25.4 million                                                                (47,225)                  (47,225)
                                                                                                                         ----------
  Comprehensive income                                                                                                      12,493
  Issuance of class C
   common stock                                74                             1,900                                          1,974
  Issuance of preferred stock                               35,000             (333)                                        34,667
                                       -------------- ----------------- ------------------ ------------------ ---------- ----------
 Balance, December 31, 2002              $ 11,638         $ 35,000         $ 82,527               $ (407)     $ 54,813    $183,571
                                       -------------- ----------------- ------------------ ------------------ ---------- ----------

                                  See accompanying notes to consolidated financial statements.

                               FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year ended December 31,
                                                                  ------------------------------------------------------
                                                                         2002              2001               2000
                                                                  -----------------  ----------------  -----------------
                                                                                     (in thousands)
 Cash flows from operating activities:
   Net income                                                          $ 22,751          $ 16,280           $ 10,437
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                   743            (7,885)             1,269
    Amortization of debt premiums, discounts and issuance costs          46,859            89,131            126,653
    Proceeds from repayment of trading investment securities            (34,029)          (21,717)                 -
    Mark-to-market on trading securities and derivatives                  4,359              (202)                 -
    Amortization of settled financial derivatives contracts               1,111               461                  -
    Extraordinary gain on debt repurchases                                  889                 -                  -
    Provision for losses                                                  8,223             6,725              4,739
    Deferred income tax benefit                                          (2,959)           (2,250)            (1,853)
    Increase in interest receivable                                      (9,023)             (572)           (12,781)
    Decrease (increase) in guarantee and
     commitment fees receivable                                              66              (510)            (1,136)
    Decrease (increase) in prepaid expenses and other assets             (6,065)              555              1,687
    Increase in accrued interest payable                                  3,398             5,506              2,303
    Increase in other liabilities                                         6,756             3,762              2,960
                                                                  -----------------  ----------------  -----------------
     Net cash provided by operating activities                           43,079            89,284            134,278
                                                                  -----------------  ----------------  -----------------
 Cash flows from investing activities:
   Purchases of available-for-sale investment securities               (179,146)         (592,747)          (254,937)
   Purchases of Farmer Mac II Guaranteed Securities and
     AgVantage bonds                                                   (200,583)         (273,061)          (464,917)
   Purchases of loans                                                  (794,328)         (278,989)          (446,251)
   Proceeds from repayment of investment securities                     399,938           455,744            264,403
   Proceeds from repayment Farmer Mac Guaranteed Securities             242,748           268,351            435,602
   Proceeds from repayment of loans                                      67,168             2,021              1,183
   Proceeds from sale of loans and
    Farmer Mac Guaranteed Securities                                     47,682            82,995            159,910
   Settlement of financial derivatives                                   (5,053)           (5,230)                 -
   Purchases of office equipment                                           (161)              (71)                 -
                                                                  -----------------  ----------------  -----------------
    Net cash used in investing activities                              (421,735)         (340,987)          (305,007)
                                                                  -----------------  ----------------  -----------------
 Cash flows from financing activities:
   Proceeds from issuance of discount notes                          58,967,290       105,736,192         64,284,888
   Proceeds from issuance of medium-term notes                          303,017           295,186            215,027
   Payments to redeem discount notes                                (58,433,613)     (105,641,354)       (64,072,223)
   Payments to redeem medium-term notes                                (207,254)         (246,960)           (57,300)
   Net proceeds from preferred stock issuance                            34,667                 -                  -
   Proceeds from common stock issuance                                    1,974             8,599              1,926
   Preferred stock dividends                                             (1,456)                -                  -
                                                                  -----------------  ----------------  -----------------
    Net cash provided by financing activities                           664,625           151,663            372,318
                                                                  -----------------  ----------------  -----------------
   Net increase (decrease) in cash and cash equivalents                 285,969          (100,040)           201,589

   Cash and cash equivalents at beginning of period                     437,831           537,871            336,282
                                                                  -----------------  ----------------  -----------------
   Cash and cash equivalents at end of period                         $ 723,800         $ 437,831          $ 537,871
                                                                  -----------------  ----------------  -----------------

                                See accompanying notes to consolidated financial statements.

           FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2002, 2001 and 2000


1. ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. ss.ss. 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act"). Farmer Mac is a stockholder-owned instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners. The Farmer Mac secondary market for agricultural mortgage loans accomplishes that mission by providing liquidity and lending capacity to agricultural mortgage lenders by:

          o purchasing newly originated and pre-existing ("seasoned") eligible mortgage loans directly from lenders through its "cash window" and seasoned eligible mortgage loans from lenders and other third parties in negotiated transactions;
          o exchanging newly issued agricultural mortgage-backed securities guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities") for newly originated and seasoned eligible mortgage loans that back those securities in "swap" transactions;
          o    issuing  long-term  standby purchase  commitments  ("LTSPCs") for newly originated and seasoned eligible mortgage loans; and
          o    purchasing  and  guaranteeing  mortgage-backed  bonds  secured by eligible mortgage loans, which are referred to as AgVantage bonds.

Farmer Mac conducts these activities through two programs--Farmer Mac I and Farmer Mac II. Under the Farmer Mac I program, Farmer Mac

          o    purchases eligible mortgage loans;
          o securitizes eligible mortgage loans purchased and guarantees the timely payment of principal and interest on the agricultural mortgage-backed securities backed by such loans; and
          o commits to purchase eligible mortgage loans under LTSPCs for such loans.

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac's underwriting, appraisal and documentation standards. Under the Farmer Mac II program, Farmer Mac purchases the guaranteed portions of loans guaranteed by the United States Department of Agriculture (the "USDA-guaranteed portions") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. ss.ss. 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions purchased by Farmer Mac.

As of December 31, 2002, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $5.5 billion. Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac's two principal sources of revenue are:

          o fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
          o net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans, AgVantage bonds and investments.

Farmer Mac funds its program purchases by issuing debt obligations of various maturities. As of December 31, 2002, Farmer Mac had outstanding $2.9 billion of discount notes and $1.0 billion of medium-term notes. During 2002, Farmer Mac continued its strategy of issuing debt obligations and investing a portion of the proceeds in non-program investments to increase its presence in the capital markets and thereby improve the mortgage rates offered by lenders to farmers, ranchers and rural homeowners.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with generally accepted accounting principles in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses and the REO valuation allowance) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

(a)   Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Securities Corporation, whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2002, 2001 and 2000.


                                                          2002         2001         2000
                                                      ----------- ------------- -------------
                                                                   (in thousands)
 Cash paid during the year for:
     Interest                                          $ 63,750      $ 75,821     $ 50,493
     Income taxes                                        12,600         8,200        6,825
 Non-cash activity:
     Real estate owned acquired through foreclosure       7,632         2,457          471
     Loans acquired and securitized as Farmer Mac
        Guaranteed Securities                               -         105,436      452,124
     Loans acquired from on-balance sheet Farmer Mac
        Guaranteed Securities                            25,675           526        2,273


(c)   Investments and Farmer Mac Guaranteed Securities

Farmer Mac classifies investments and Farmer Mac Guaranteed Securities that Farmer Mac has the positive intent and ability to hold to maturity as held-to-maturity. Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts. Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income/(loss) in stockholders' equity. Securities classified as trading securities are reported at their fair value, with unrealized gains and losses included in earnings. Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.

Farmer Mac determines the fair value of Farmer Mac Guaranteed Securities based on the present value of the associated expected future cash flows. In estimating the present value of the expected future cash flows, management is required to make estimates and assumptions. The key estimates and assumptions include future discount rates and collateral repayment rates. Premiums, discounts and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method. Interest income on investments and Farmer Mac Guaranteed Securities is recorded on an accrual basis unless the collection of interest is considered doubtful.

Farmer Mac receives yield maintenance payments when certain loans or loans underlying Farmer Mac Guaranteed Securities prepay. These payments mitigate Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the loans not prepaid. Yield maintenance payments are recognized as interest income in the consolidated statements of operations upon receipt.

(d)   Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at amortized cost. Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or market using the aggregate method. Of the loans held by Farmer Mac as of December 31, 2002, $929.1 million were held for investment and $37.0 million were held for sale. Of the loans held by Farmer Mac as of December 31, 2001, $173.5 million were held for investment and $25.9 million were held for sale.

(e)   Securitization of Loans

Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred loans. The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third party investors. In most cases, Farmer Mac retains all of the securities issued by the trusts. From time to time, the securities issued by the trusts are sold to third party investors.

Farmer Mac guarantees the timely payment of principal and interest on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee. Farmer Mac recognizes guarantee fees on an accrual basis over the terms of the Farmer Mac Guaranteed Securities, which coincide with the terms of the underlying loans. As such, no guarantee fees are unearned at the end of any reporting period. If Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon the loan purchase.

Prior to April 1, 2001, Farmer Mac accounted for the transfer of loans into trusts in accordance with SFAS 125. Under that standard, each trust met the requirements of a "qualifying special purpose entity." Therefore, the trusts were not consolidated into Farmer Mac's consolidated financial statements. The Farmer Mac Guaranteed Securities securitized prior to April 1, 2001 that Farmer Mac retained, have been recorded in Farmer Mac's consolidated financial statements as Farmer Mac Guaranteed Securities and are classified and accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, see Note 2(c).

Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), which became effective for transfers of financial assets after March 31, 2001, expanded the requirements for "qualifying special purposes entities." The trust vehicles used in loan securitization transactions after March 31, 2001, in which Farmer Mac retains all the Farmer Mac Guaranteed Securities issued by the trust, do not meet the "qualifying special purpose entity" requirements of SFAS
140. Accordingly, Farmer Mac accounts for the Farmer Mac Guaranteed Securities it retains in these transactions as loans in its consolidated balance sheets and the guarantee fees earned on those assets are recorded as interest income in the consolidated statements of operations.

Transfers of agricultural mortgage loans into trusts in which Farmer Mac surrenders control over the financial assets and receives compensation other than beneficial interests in the underlying loans are recorded as sales under both SFAS 125 and SFAS 140. The carrying amount of the assets that are transferred in these transactions is allocated between the assets sold and the interests retained, if any, based on the relative fair values of each at the date of the transfer. A gain or loss is included in income for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. In 2002, 2001 and 2000, Farmer Mac did not realize any gains or losses upon the sale of loans accounted for as sales under SFAS 125 or SFAS 140.

When particular criteria are met, such as the default of the borrower, Farmer Mac has the option to repurchase the defaulted loans underlying Farmer Mac
Guaranteed   Securities   (these   options   are   commonly   referred   to   as
"removal-of-account" provisions). Farmer Mac records these loans in the consolidated financial statements during the period in which Farmer Mac has the option to repurchase the loans and therefore regains effective control over the transferred loans.

(f)   Non-Performing Loans

Non-performing or "impaired" loans are loans for which it is probable that Farmer Mac will be unable to collect all amounts due according to the contractual terms of the loan agreement and include all loans 90 days or more past due. When a loan is determined to be impaired, interest due on the loan is not recognized as interest income until the payment is received from the borrower. Interest previously accrued on such loans or interest advanced to security holders is charged against the allowance for losses when deemed uncollectible.

(g)   Real Estate Owned

Real estate owned consists of real estate acquired through foreclosure and is recorded at fair value less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate valuation method. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Subsequent to the acquisition, management continues to perform periodic valuations and establishes a valuation allowance for real estate owned through a charge to income if the carrying value of a property exceeds its estimated fair value less estimated selling costs.

(h)   Financial Derivatives

Farmer Mac enters into financial derivative transactions principally to protect against the risk from the effects of market price or interest rate movements on the value of certain assets and future cash flows, not for trading or speculative purposes. Farmer Mac is required to recognize certain contracts and commitments as financial derivatives when the characteristics of those contracts and commitments meet the definition of a financial derivative promulgated by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 and Statement of Accounting Standards No. 138, Accounting for Certain Derivatives Instruments and Hedging Activities, and as interpreted by the Financial Accounting Standards Board ("FASB") and the Derivative Implementation Group (collectively, "SFAS 133").

Effective January 1, 2001, Farmer Mac adopted SFAS 133, which establishes accounting and reporting standards for financial derivatives including certain financial derivatives embedded in other contracts and for hedging activities. The adoption of SFAS 133 resulted in a $0.7 million charge, net of tax, reported as a cumulative effect of a change in accounting principles and an $8.6 million decrease, net of tax, in stockholders' equity in Farmer Mac's consolidated financial statements as of and for the year ended December 31, 2001.

All financial derivatives are required to be recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivatives in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges. Financial derivatives in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges.

Fair value hedges are accounted for by recording the fair value of the financial derivative and the change in fair value of the asset attributable to the risk being hedged on the consolidated balance sheets with the net difference reported as ineffectiveness in the consolidated statements of operations as a gain or loss on financial derivatives. Financial derivatives are reported as either freestanding assets or freestanding liabilities in the consolidated balance sheets. The adjustment to the hedged asset is included in the reported amount of the hedged item. Cash payments or receipts and related amounts accrued during the reporting period on financial derivatives in fair value hedging relationships are recorded as an adjustment to the interest income on the hedged asset. If a financial derivative in a fair value hedging relationship is no longer effective, is de-designated from its hedging relationship, or is terminated, Farmer Mac discontinues fair value hedge accounting for the financial derivative and the hedged item. Accordingly, the hedged item is no longer adjusted for changes in its fair value attributable to the risk being hedged. The accumulated adjustment of the carrying amount of the hedged asset is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest rate method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative as either a freestanding asset or a freestanding liability on the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in accumulated other comprehensive income/(loss) within stockholders' equity, net of tax. Amounts are reclassified from accumulated other comprehensive income/(loss) to interest income or expense in the consolidated statements of operations in the period the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the financial derivative is reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. If it becomes probable that a hedged forecasted transaction will not occur, any amounts included in accumulated other comprehensive income related to the specific hedging relationship are reclassified from accumulated other comprehensive income/(loss) to the consolidated statements of operations and reported as gains or losses on financial derivatives and trading assets.

Gains and losses on financial derivatives not considered highly effective in hedging the change in fair value or expected cash flows of the related hedged item are recognized in the consolidated statement of operations as a gain or loss on financial derivatives and trading assets, as these derivatives do not qualify for hedge accounting under SFAS 133. If a financial derivative has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively and the financial derivative continues to be recorded at fair value with changes in fair value reported as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations.

Prior to January 1, 2001, unrealized gains and losses on financial derivatives used for hedging purposes were generally not required to be reported in the consolidated balance sheet. In order to be eligible for hedge accounting treatment, a high correlation had to be probable at the inception of the hedge transaction and maintained throughout the hedge period. For interest rate swaps, the net interest received or paid was treated as an adjustment to the interest income or expense related to the hedged assets or obligations in the period in which such amounts were due. Premiums and fees associated with interest rate caps were amortized to interest income or expense on a straight-line basis over the terms of the contracts. For financial derivatives that were not designated or did not qualify for hedge accounting treatment, realized and unrealized gains and losses were recognized in the statements of operations as a gain or loss on financial derivatives and trading assets.

(i)   Notes Payable

Notes payable are classified as due within one year or due after one year based on their contractual maturities. Debt issuance costs are deferred and amortized to interest income or expense using the effective interest method over the estimated life of the related debt.

(j)   Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, ("SFAS 5") and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), as amended. The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards.

Farmer Mac's allowance for losses is estimated using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"); those results may be modified by the application of management judgment that takes into account factors including:

          o    economic conditions;
          o geographic and agricultural commodity concentrations of Farmer Mac's portfolio;
          o    the credit profile of Farmer Mac's portfolio;
          o    delinquency trends of Farmer Mac's portfolio; and
          o historical charge-off and recovery activity of Farmer Mac's portfolio.

The Model offers historical loss experience on agricultural mortgage loans similar to those on which Farmer Mac has assumed credit risk, but over a longer term than Farmer Mac's own experience to date. Farmer Mac's systematic methodology for determining its allowance for losses is expected to migrate over time, away from the Model and toward the increased use of Farmer Mac's own historical portfolio loss experience, as that experience continues to develop. During this migration, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment, to develop its loan loss allowance.

Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

In addition, Farmer Mac specifically analyzes its portfolio of non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan - and REO) on a loan-by-loan basis. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total amount due, including principal, interest and advances under SFAS 114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total amount due, Farmer Mac specifically determines an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

Management believes that the general allowance, which is the difference between the total allowance for losses (generated through use of the Model) and the specific allowances, adequately covers any losses inherent in the portfolio of performing loans under SFAS 5.

Farmer Mac considers that the methodology described above produces a reliable estimate of the total probable losses inherent in the Farmer Mac portfolio. The
Model:

          o runs various configurations of loan types, terms, economic conditions, and borrower eligibility criteria to generate a distribution of loss exposures over time for all loans in the portfolio;
          o uses historical agricultural real estate loan origination and servicing data that reflect varied economic conditions and stress levels in the agricultural sector;
          o contains features that allow variations for changes in loan portfolio characteristics to make the data set more representative of Farmer Mac's portfolio and credit underwriting standards; and
          o considers the effects of the ageing of the loan portfolio along the expected loss curves associated with individual cohort origination years, including the segments that are entering into or coming out of their peak default years.

Farmer Mac analyzes various iterations of the Model data to evaluate its overall allowance for loss and back tests the results to validate the Model. Such tests use prior period data to project losses expected in a current period, and compare those projections to actual losses incurred during the current period.

The allowance for losses is increased through periodic provisions for losses charged to expense and reduced by charge-offs for actual losses, net of recoveries that are recognized if liquidation proceeds exceed previous estimates. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation. When certain criteria are met, such as the default of the borrower, Farmer Mac has the option to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. These acquisitions are recorded in the consolidated financial statements at their fair value. Fair value is determined by appraisal or management's estimate of discounted collateral value. In September 2002, Farmer Mac adopted EITF issue 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold ("the consensus" or "EITF 02-9"). The consensus requires that Farmer Mac record at acquisition, the difference between each loan's acquisition cost and its fair value, if any, as a charge to the reserve for losses. Prior to the adoption of the consensus, any specific allowance that had been established for the off-balance sheet obligation would have been transferred from the reserve for losses to the allowance for loan losses. Upon the receipt of each loan's updated appraisal or determination of management's estimate of discounted collateral value, the difference between the acquisition cost of the loan and its fair value, if any, was recorded as a charge to the allowance for loan losses.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. To date, Farmer Mac has experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

During the year ended December 31, 2002 Farmer Mac reclassified certain components of its allowance for losses and its provision for losses to further clarify its presentation. Reclassifications of the allowance for losses and provision for losses for prior periods were made to conform to the current period presentation. These reclassifications are for presentation purposes only and have no impact on Farmer Mac's risk exposure, results from operations or financial position. See Note 2(q) for additional information regarding these reclassifications.

(k)   Earnings Per Common Share

The following schedule reconciles basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000. Basic earnings per share is based on the weighted-average common shares outstanding. Diluted earnings per share is based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options.

                                          2002                              2001                              2000
                             --------------------------------  -------------------------------  --------------------------------
                                          Dilutive                        Dilutive                          Dilutive
                               Basic       stock     Diluted     Basic     stock     Diluted      Basic      stock     Diluted
                                EPS       options      EPS        EPS     options      EPS         EPS      options      EPS
                             ---------- ----------- ---------  --------- ---------- ----------  --------- ----------- ----------
                                                          (in thousands, except per share amounts)
 Net income available to     $ 21,295              $ 21,295    $ 16,280             $ 16,280    $ 10,437              $ 10,437
   common stockholders
 Weighted-average              11,613       437      12,050      11,329      440      11,769      11,064       293      11,357
   shares
 Earnings per
   common share                $ 1.83                $ 1.77      $ 1.44               $ 1.38      $ 0.94                $ 0.92

 Effects of:
   Extraordinary gain          $ 0.07                $ 0.07          -                     -           -                    -
   Cumulative effect of
    change in accounting
    principles                       -                    -     $ (0.06)             $ (0.06)          -                    -


(l)   Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(m)   Stock-Based Compensation

Farmer Mac accounts for its stock-based employee compensation plans, which are described more fully in Note 9, using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). Accordingly, no compensation expense was recognized in 2002, 2001 and 2000 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated in the following table:

                                            For the Years Ended December 31,
                                        ----------------------------------------
                                            2002          2001          2000
                                        ------------ ------------- ------------
                                        (in thousands, except per share amounts)
 Net income available to common
  stockholders, as reported              $ 21,295      $ 16,280      $ 10,437
 Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes           617           577           536
 Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of tax               (2,990)       (2,662)       (2,403)
                                        ------------ ------------- -------------
 Pro forma net income available to
  common stockholders                    $ 18,922      $ 14,195       $ 8,570
                                        ------------ ------------- -------------

 Earnings per share:
  Basic - as reported                      $ 1.83        $ 1.44        $ 0.94
  Basic - pro forma                        $ 1.63        $ 1.25        $ 0.77

  Diluted - as reported                    $ 1.77        $ 1.38        $ 0.92
  Diluted - pro forma                      $ 1.57        $ 1.21        $ 0.76


The  underlying  assumptions to these fair value  calculations  are presented in
Note 9.

(n) Comprehensive Income/(Loss)

Comprehensive income/(loss) represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income available to common stockholders, unrealized gains and losses on securities available-for-sale and the effective portion of the unrealized gains and losses on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related taxes. The following table presents Farmer Mac's accumulated other comprehensive income/(loss) as of December 31, 2002 and 2001.

                                                                        As of December 31,
                                                                  2002         2001          2000
                                                             ------------- ------------ -------------
                                                                           (in thousands)
 Net unrealized gains on securities
  available-for-sale, net of taxes                            $ 62,321      $ 23,898      $ 31,498
 Net unrealized losses on financial derivatives in
  cash flow hedge relationships, net of taxes                  (62,728)      (15,503)            -
                                                             ------------- ------------ -------------

 Accumulated other comprehensive income/(loss), net of tax      $ (407)      $ 8,395      $ 31,498
                                                             ------------- ------------ -------------

(o) Long-Term Standby Purchase Commitments ("LTSPCs")

Farmer Mac accounts for its LTSPCs in accordance with the consensus reached in EITF 85-20, Recognition of Fees for Guaranteeing a Loan. As is specified in this consensus, Farmer Mac recognizes LTSPC commitment fees over the life of the underlying loans. As such, no guarantee fees or commitment fees are unearned at the end of any reporting period. If Farmer Mac purchases a defaulted loan underlying an LTSPC, Farmer Mac stops accruing the commitment fee upon the loan purchase. If the loan becomes current and is repurchased from Farmer Mac under the terms of an LTSPC, Farmer Mac resumes accrual of the commitment fee. See
Note 2(j) for Farmer Mac's policy for estimating probable losses for LTSPCs.

(p)   New Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145") which is effective January 1, 2003 and requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items. Subsequent to January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt that was previously classified as an extraordinary item in a prior period that does not meet the criteria for such classification under Accounting Principles Board Opinion No. 30 must be reclassified. Farmer Mac will adopt the provisions of SFAS 145 on January 1, 2003 and will at that time reclassify the net gain on the extinguishment of debt recognized for the year ended December 31, 2002.

In December 2002, the FASB issued SFAS 148, which provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and quarterly financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Farmer Mac has not changed the way it accounts for stock-based employee compensation; however, it has adopted the disclosure provisions of SFAS 148.

In December 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires a company to disclose many of the guarantees or indemnification agreements it issues, some of which are required to be recorded as a liability in a company's consolidated balance sheet at the time it enters into the guarantee. FIN 45 requires disclosures beginning in interim and year-end financial statements ending after December 15, 2002. Farmer Mac has adopted the disclosure provisions. The liability recognition provisions apply to guarantees issued or modified beginning January 1, 2003. Farmer Mac is in the process of evaluating the impact of the liability recognition provisions of FIN 45.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, ("FIN 46") which addresses the consolidation of variable interest entities ("VIEs"). Generally, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE's risk of loss or entitled to receive a majority of the VIE's residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity.

The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to VIEs created on or before January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. Farmer Mac does not believe the adoption of FIN 46 will have a material impact on its consolidated financial position or its results of operations.

In September of 2002, the EITF reached a consensus on a portion of EITF 02-9. The consensus applies to loan transfers that were initially treated as sales and are recorded as a "re-purchase" when the transferor has regained effective control over the loan. The consensus indicates that under no circumstances should an allowance for losses be initially recorded when such loans have been recorded as a "re-purchase" on the transferor's financial statements. Farmer Mac has adopted the consensus, which applies to transactions that are recorded after September 12, 2002.

(q)   Reclassifications

Certain reclassifications of prior year information were made to conform to the 2002 presentation. As a result of the continued increase in loans held for investment and to further clarify the various components of Farmer Mac's allowance for losses (previously referred to as reserve for losses), Farmer Mac reclassified certain components of its allowance for losses and provisions for losses to conform to the current presentation.

Farmer Mac reclassified its presentation of the allowance for losses and the provisions for losses as of and for the each of the years ended December 31, 2001 and 2000 to conform to the current year presentation. The following table summarizes the reclassifications on the 2001 consolidated financial statements to conform to the current presentation.

                                    Prior                             Current
                                 Presentation   Reclassifications   Presentation
                                -------------- ------------------- --------------
                                                 (in thousands)
 Balance sheet reclassifications:
   Allowance for loan losses      $   -             $ 1,352            $ 1,352
   Reserve for losses               15,884           (1,352)            14,532
                                -------------- ------------------- --------------
      Total                       $ 15,884          $   -             $ 15,884
                                -------------- ------------------- --------------

 Statement of operations reclassifications:
   Provision for loan losses       $  -               $ 600              $ 600
   Provision for losses              6,725             (600)             6,125
                                -------------- ------------------- --------------
      Total                        $ 6,725          $   -              $ 6,725
                                -------------- ------------------- --------------



The following table summarizes the reclassifications for the statement of operations for the year ended December 31, 2000 to conform to the current presentation.

                                     Prior                             Current
                                 Presentation   Reclassifications   Presentation
                                -------------- ------------------- --------------
                                                (in thousands)
 Provision for loan losses         $   -              $ 300            $   300
 Provision for losses                4,739             (300)             4,439
                                 -------------- ------------------- --------------
   Total                           $ 4,739            $ -              $ 4,739
                                 -------------- ------------------- --------------

3. RELATED PARTY TRANSACTIONS

As provided by Farmer Mac's statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac's Class B voting common stock. Farmer Mac's statutory charter also provides that Class A stockholders elect five members of Farmer Mac's 15-member board of directors and that Class B stockholders elect five members of the board of directors. Additionally, in order to participate in the Farmer Mac I program, a financial institution must own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution. As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac's business.

During 2002, Farmer Mac purchased eligible loans from 63 entities, placed loans under LTSPCs with 16 entities and conducted Farmer Mac II transactions with 143 entities operating throughout the United States. During the year, the top 10 institutions generated 90 percent of the Farmer Mac I loan volume.

For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac's board of directors being affiliated with the entity in some capacity. These transactions were conducted in the ordinary course of business, with terms and conditions comparable to those applicable to any other third party.

The following is a summary of the related party activity for the year ended December 31, 2002:

o The following transactions occurred between Zions First National Bank or its affiliates ("Zions"), which is Farmer Mac's largest holder of Class A voting common stock and a major holder of Class C non-voting common stock, and Farmer Mac during 2002:

     o Farmer Mac purchased 183 loans having an aggregate principal amount of approximately $77.2 million from Zions under the Farmer Mac I program, representing approximately 4.1 percent of that program's volume for the year;
     o Farmer Mac purchased 16 guaranteed portions of USDA-guaranteed loans having an aggregate principal amount of approximately $3.6 million from Zions under the Farmer Mac II program, representing approximately
          2.1 percent of that program's volume for the year;
     o Farmer Mac sold approximately $47.7 million of Farmer Mac Guaranteed Securities to Zions at no gain or loss;
     o Farmer Mac and Zions entered into interest rate swap transactions having an aggregate notional principal amount of approximately $41.6 million (the aggregate outstanding notional principal amount all interest rate swap transactions between Farmer Mac and Zions was $326.8 million as of December 31, 2002);
     o Farmer Mac received approximately $1.0 million in guarantee fees on Farmer Mac Guaranteed Securities whose underlying loans were swapped or sold to Farmer Mac by Zions;
     o Farmer Mac paid Zions approximately $51,000 in underwriting and loan file review fees;
     o Zions received approximately $1.2 million in servicing fees for acting as a central servicer in the Farmer Mac I program;
     o Zions received approximately $43,000 in fees for acting as agent with respect to approximately $28.3 million of Farmer Mac medium-term notes; and
     o Zions received approximately $89,000 in commissions for acting as dealer with respect to approximately $738.7 million of Farmer Mac discount notes;

o The following transactions occurred between AgFirst Farm Credit Bank ("AgFirst"), which is a major holder of Class B voting common stock, and Farmer Mac during 2002:

     o Farmer Mac extended LTSPCs on 1,810 loans having an aggregate principal balance of approximately $314.1 million to AgFirst (the aggregate outstanding principal balance of the 2,840 total loans underlying LTSPCs with AgFirst was $431.3 million as of December 31,
          2002);
     o Farmer Mac guaranteed approximately $161.0 million of Farmer Mac Guaranteed Securities backed by rural housing loans under which Farmer Mac is second-loss guarantor for the last 10 percent of the securities;
     o Farmer Mac received approximately $0.2 million in guarantee fees and approximately $1.3 million in commitment fees attributable to transactions with AgFirst; and
     o AgFirst received approximately $122,000 in servicing fees for acting as a central servicer in the Farmer Mac I program;

o Farmer Mac extended LTSPCs on 389 loans having an aggregate principal balance of approximately $388.6 million to Farm Credit West, ACA or its affiliates (the aggregate outstanding principal balance of the 777 loans underlying LTSPCs with Farm Credit West, ACA or its affiliates was $712.4 million as of December 31, 2002), and Farmer Mac received commitment fees of approximately $2.8 million;

o Farmer Mac purchased 28 guaranteed portions of USDA-guaranteed loans having an aggregate principal amount of approximately $4.6 million from Bath State Bank under the Farmer Mac II program, and Farmer Mac received approximately $50,000 in guarantee fees on Farmer Mac II Guaranteed Securities whose underlying USDA-guaranteed portions were sold to Farmer Mac by Bath State Bank;

o Farmer Mac extended LTSPCs on 56 loans having an aggregate principal balance of approximately $4.5 million to AgStar FCS, ACA (the aggregate outstanding principal balance of the 1,540 loans underlying LTSPCs with AgStar FCS, ACA was $103.3 million as of December 31, 2002), and Farmer Mac received commitment fees of approximately $0.5 million; and

o GreenPoint Financial Corp. or its affiliates received approximately $25,000 in servicing fees for acting as a central servicer in the Farmer Mac I program.

As of December 31, 2002, Farmer Mac had net interest payable to Zions or its affiliates of approximately $7.3 million. As of December 31, 2002, Farmer Mac had the following commitment fees receivable from related parties:

                                             As of
                                          December 31,
                                             2002
                                        ---------------
                                        (in thousands)
 Farm Credit West, ACA or its affiliates    $ 291
 AgStar FCS, ACA                               38
 AgFirst Farm Credit Bank                     307


4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments as of December 31, 2002 and 2001 were as follows. Fair value was estimated based on quoted market prices.

                                                2002                                                   2001
                          ----------------------------------------------------  ----------------------------------------------------

                             Amortized   Unrealized   Unrealized                   Amortized   Unrealized   Unrealized
                               Cost         Gain         Loss      Fair Value        Cost         Gain         Loss      Fair Value
                          ------------- ------------ ------------ ------------  ------------- ------------ ------------ ------------
                                                                       (in thousands)
 Held-to-maturity:
   Cash investment in
    fixed rate guaranteed
    investment contract      $ 10,604       $ 890    $      -      $ 11,494        $ 10,602     $     -       $ (263)     $ 10,339
                          ------------- ------------ ------------ ------------  ------------- ------------ ------------ ------------
    Total held-to-maturity     10,604         890           -        11,494          10,602           -         (263)       10,339

 Available-for-sale:
   Floating rate
    asset-backed securities    12,543           -        (345)       12,198          17,970           9            -        17,979
   Floating rate corporate
    debt securities           344,330           -      (1,464)      342,866         404,333           -         (589)      403,744
   Fixed rate corporate
    debt securities            34,000         552           -        34,552          34,000       1,560            -        35,560
   Fixed rate preferred
    stock                     186,799      11,511           -       198,310         166,581         637            -       167,218
   Floating rate mortgage-
    backed securities         207,394           -         (86)      207,308         337,622           -         (945)      336,677
                          ------------- ------------ ------------ ------------  ------------- ------------ ------------ ------------
    Total available-for-sale  785,066      12,063      (1,895)      795,234         960,506       2,206       (1,534)      961,178

 Trading:
   Adjustable rate mortgage-
    backed securities          23,944         627           -        24,571          35,575         599            -        36,174
                          ------------- ------------ ------------ ------------  ------------- ------------ ------------ ------------
    Total trading              23,944         627           -        24,571          35,575         599            -        36,174

    Total                   $ 819,614    $ 13,580    $ (1,895)    $ 831,299     $ 1,006,683     $ 2,805     $ (1,797)   $1,007,691
                         ------------- ------------ ------------ ------------   ------------- ------------ ------------ ------------


The amortized cost, fair value and yield of investments by remaining contractual maturity as of December 31, 2002 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages. Farmer Mac owns one held-to-maturity investment that matures after ten years with an amortized cost of $10.6 million, a fair value of $11.5 million, and a yield of 6.15 percent.


                               Available-for-Sale                     Trading                             Total
                       --------------------------------  ----------------------------------  --------------------------------
                        Amortized                         Amortized                           Amortized
                          Cost      Fair Value   Yield      Cost        Fair Value   Yield       Cost     Fair Value   Yield
                       ----------- ------------ -------  ------------  ------------ -------  ----------- ------------ -------
                                                                (dollars in thousands)
 Due within one year    $209,900     $210,270    2.83%       $ -           $ -        $ -     $ 209,900   $ 210,270    2.83%
 Due after one year
   through five years    178,467      176,841    1.99%         -             -          -       178,467     176,841    1.99%
 Due after five years
   through ten years     188,491      200,008    8.05%         -             -          -       188,491     200,008    8.05%
 Due after ten years     208,208      208,115    1.94%      23,944        24,571     5.38%      232,152     232,686    2.30%
                       ----------- ------------ -------  ------------  ------------ -------  ----------- ------------ -------
   Total                $785,066     $795,234    3.66%    $ 23,944      $ 24,571     5.38%    $ 809,010   $ 819,805    3.71%
                       ----------- ------------ -------  ------------  ------------ -------  ----------- ------------ -------

5. FARMER MAC GUARANTEED SECURITIES

As of December 31, 2002 and 2001, Farmer Mac Guaranteed Securities included the following:


                                                          As of December 31,
                   -------------------------------------------------------------------------------------------------
                                           2002                                             2001
                   ------------------------------------------------- -----------------------------------------------
                                        Premiums,                                       Premiums,
                                      Discounts and                                   Discounts and
                                         Other                                           Other
                      Principal         Deferred       Amortized       Principal        Deferred       Amortized
                       Balance           Costs           Cost           Balance          Costs           Cost
                   ----------------- --------------- --------------- --------------- --------------- ---------------
                                                              (in thousands)
 Farmer Mac I         $ 946,014        $ (2,375)      $ 943,639        $ 1,138,915     $ (2,906)      $ 1,136,009
 Farmer Mac II          578,681              73         578,754            516,746           59           516,805
                   ----------------- --------------- --------------- --------------- --------------- ---------------
   Total            $ 1,524,695        $ (2,302)     $ 1,522,393       $ 1,655,661     $ (2,847)      $ 1,652,814
                   ----------------- --------------- --------------- --------------- --------------- ---------------

Farmer Mac estimates the fair value of its Farmer Mac Guaranteed Securities by discounting the projected cash flows at projected interest rates. Because the cash flows may be interest rate path dependent, the values and projected discount rates are derived using a Monte Carlo simulation model. The following table sets forth the amortized costs, unrealized gains and losses and estimated fair values of the Farmer Mac Guaranteed Securities as of December 31, 2002 and 2001.


                                                   As of December 31,
                   -------------------------------------------------------------------------------------
                                     2002                                      2001
                   ----------------------------------------    -----------------------------------------
                     Held-to-    Available-for-                  Held-to-   Available-for-
                     Maturity         Sale         Total         Maturity        Sale           Total
                   ----------- ----------------- -----------   ------------ ---------------- -----------
                                                       (in thousands)
 Amortized cost     $ 639,273    $ 883,120       $1,522,393    $ 589,775     $ 1,063,039      $1,652,814
 Unrealized gains      24,376       86,114          110,490       34,321          37,562          71,883
 Unrealized losses        -          -                 -             -              -              -
                   ----------- ----------------- -----------   ------------ ---------------- -----------
 Fair value         $ 663,649    $ 969,234       $1,632,883    $ 624,096     $ 1,100,601      $1,724,697
                   ----------- ----------------- -----------   ------------ ---------------- -----------

Of the total Farmer Mac Guaranteed Securities held by Farmer Mac as of December 31, 2002, $1.3 billion are fixed-rate or reprice after one year.

The amortized cost, fair value and yield of Farmer Mac Guaranteed Securities by remaining contractual maturity, although the actual maturities may differ due to prepayments of the underlying mortgage loans, as of December 31, 2002 are set forth below.

                                  Held-to-Maturity                Available-for-Sale                      Total
                       ---------------------------------  --------------------------------   --------------------------------
                         Amortized                         Amortized                          Amortized
                           Cost     Fair Value   Yield       Cost      Fair Value   Yield        Cost     Fair Value   Yield
                       ----------- ------------ --------  ----------- ------------ -------   ----------- ------------ -------
                                                                  (dollars in thousands)
 Due within one year     $ 35,345   $ 36,793     3.45%     $ 43,705    $ 46,488     6.98%      $ 79,050    $ 83,281     5.47%
 Due after one year
   through five years      53,496     56,767     5.45%       90,128      96,850     6.12%       143,624     153,617     5.95%
 Due after five years
   through ten years       87,124     90,434     4.59%      199,342     225,971     5.64%       286,466     316,405     5.39%
 Due after ten years      463,308    479,655     4.78%      549,945     599,925     5.56%     1,013,253   1,079,580     5.26%
                       ----------- ------------ --------  ----------- ------------ -------   ----------- ------------ -------
   Total                $ 639,273  $ 663,649     4.74%    $ 883,120   $ 969,234     5.70%    $1,522,393  $1,632,883     5.36%
                       ----------- ------------ --------  ----------- ------------ -------   ----------- ------------ -------

The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of December 31, 2002.


                                                 December 31, 2002
                                               ----------------------
                                               (dollars in thousands)

 Fair value of beneficial interests retained
    in Farmer Mac Guaranteed Securities           $ 1,632,883

 Weighted-average remaining life                    4.7 years

 Weighted-average prepayment speed (annual rate)         10.6%
    Effect on fair value of a 10% adverse change      $(2,295)
    Effect on fair value of a 20% adverse change      $(4,369)

 Weighted-average discount rate                           5.3%
    Effect on fair value of a 10% adverse  change    $(22,332)
    Effect on fair value of a 20% adverse change     $(44,083)

These sensitivities are hypothetical and should be viewed as such. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In fact, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might amplify or counteract the sensitivities.

Farmer Mac securitizes two types of assets: agricultural mortgage loans and USDA-guaranteed portions. Farmer Mac manages the credit risk of its securitized agricultural mortgage loans, both on- and off-balance sheet, together with its on-balance sheet agricultural mortgage loans and the agricultural mortgage loans underlying its off-balance sheet LTSPCs. See Note 8 for more information regarding this credit risk. Due to the differing interest rate and funding risk characteristics of on- and off-balance sheet asset classes, Farmer Mac manages its on-balance sheet agricultural mortgage loans held and securitized differently from its off-balance sheet securitized agricultural mortgage loans and off-balance sheet agricultural mortgage loans underlying LTSPCs.

Farmer Mac separately manages its securitized USDA-guaranteed portions and manages those held on its balance sheet differently from those that are off-balance sheet - also due to their differing interest rate and funding risk characteristics.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of those securities and pools, and records the purchased loans as such on its balance sheet.

The  table  below   presents  the   outstanding   principal   balances,   90-day
delinquencies and net credit losses as of and for the periods indicated for each managed asset class, both on- and off-balance sheet.


                            Total Principal            90-Day
                                Amount            Delinquencies (1)        Net Credit Losses
                         ----------------------  ------------------    --------------------------------
                                     As of December 31,                 For the Year Ended December 31,
                         -----------------------------------------     --------------------------------
                            2002          2001        2002      2001        2002      2001      2000
                         ------------  -----------  --------  --------  ----------- --------- ----------
                                                   (in thousands)
 On-balance sheet assets:
 Farmer Mac I:
   Loans                   $ 949,378   $ 199,113   $ 54,679  $ 53,051    $ 3,728   $ 1,325      $ -
   Guaranteed Securities     946,014   1,138,915          -        -         368      (211)       -
 Farmer Mac II:
   Guaranteed Securities     578,681     516,747          -        -          -         -         -
                         ------------  -----------  -------- ---------  ----------- --------- ---------
    Total                $ 2,474,073  $1,854,775   $ 54,679  $ 53,051    $ 4,096   $ 1,114      $ -
                         ------------  -----------  -------- ---------  ----------- --------- ---------

 Off-balance sheet assets:
 Farmer Mac I:
   LTSPCs                $ 2,681,240  $1,884,260   $ 3,535   $ 1,485        $ -       $ -       $ -
   Guaranteed Securities     299,940     367,210        -         -           -      1,050        -
 Farmer Mac II:
   Guaranteed Securities      67,109      78,409        -         -           -         -         -
                        ------------  -----------  -------- ----------  ----------- --------- ---------
    Total                $ 3,048,289  $2,329,879   $ 3,535   $ 1,485        $ -    $ 1,050      $ -
                        ------------  -----------  -------- ----------  ----------- --------- ---------

    Total                $ 5,522,362  $4,184,654  $ 58,214  $ 54,536     $ 4,096   $ 2,164      $ -
                        ------------ -----------  -------- ----------   ----------- --------- ---------


(1)  Includes loans and loans  underlying  post-1996 Act Farmer Mac I Guaranteed
     Securities that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

6. FINANCIAL DERIVATIVES

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of Farmer Mac's debt to match more closely the characteristics of the Corporation's assets and to derive an overall lower effective fixed-rate cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. Farmer Mac is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS 133. Farmer Mac enters into financial derivatives as an end-user, not for trading or speculative purposes. As with any financial instrument, financial derivatives have inherent risks: market risk and credit risk.

Market Risk:

Market risk is the risk of an adverse effect resulting from changes in interest rates or spreads on the value of a financial instrument. Farmer Mac manages market risk associated with financial derivatives by establishing and monitoring limits as to the degree of risk that may be undertaken. This risk is periodically measured as part of Farmer Mac's overall risk monitoring processes, which include market value of equity measurements, net interest income modeling and other measures.

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms a financial contract in which Farmer Mac has an unrealized gain. Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts. Farmer Mac mitigates this counterparty credit risk by dealing with counterparties with high credit ratings (no less than BBB+ as of December 31, 2002), establishing and maintaining collateral requirements and entering into netting agreements. Netting agreements provide for netting all amounts receivable and payable under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac's exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements. As of December 31, 2002 and 2001, Farmer Mac's credit exposure, excluding netting arrangements was $0.4 million and $0.3 million, respectively; however, including netting arrangements, Farmer Mac had no net receivables. Conversely, financial derivatives in a net payable position required Farmer Mac to pledge securities as collateral of approximately $37.0 million as of December 31, 2002. Farmer Mac was not required to pledge any securities as of December 31, 2001.

Interest Rate Risk:

Farmer Mac uses financial derivatives to provide a cost- and capital-efficient way to manage its interest rate risk exposure by modifying the repricing or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities. The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts. Farmer Mac uses interest-rate swaps to assume fixed rate interest payments in exchange for variable rate interest payments and vice versa. Depending on the hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term variable rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities. The net payments of these agreements are charged to either interest expense or interest income, depending on whether the agreement is designated to hedge an existing or forecasted liability or asset.

Fair Value Hedges:

Interest Rate Swaps:
Farmer Mac uses interest rate swaps primarily to offset the change in value of certain fixed rate investments and liabilities caused by movements in the benchmark interest rate (LIBOR). In calculating the effective portion of the fair value hedges under SFAS 133, the change in fair value of the financial derivative is recognized currently in earnings, as is the change in the value of the hedged items attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statement of operations as a gain or loss on financial derivatives and trading assets. Fair value hedge ineffectiveness for each of the years ended December 31, 2002 and 2001 was not significant.

Forward Sale Agreements:
Loans held for sale expose Farmer Mac to interest rate risk. Farmer Mac manages this risk for certain loans held for sale by selling forward government-sponsored enterprise debt and mortgage backed securities. The changes in fair values of the hedged loans and the related financial derivatives are recorded in the consolidated statements of operations as a gain or loss on financial derivatives and trading assets. The net change in the fair values of loans held for sale and the related financial derivatives for each of the years ended December 31, 2002 and 2001 was not significant.

The following table summarizes information related to Farmer Mac's financial derivatives in fair value hedge relationships as of December 31, 2002:

                                                                                                                         Weighted-
                                                                                  Weighted-     Weighted-    Weighted-    Average
                                                            Fair Value            Average       Average      Average     Remaining
                                         Notional    --------------------------     Pay         Receive      Forward       Life
                                          Amount        Asset      (Liability)      Rate          Rate         Price    (in Years)
                                       ------------- ------------- ------------- ------------  ------------ ----------- ------------
                                                                           (dollars in thousands)
 Medium-term notes:
    Pay variable interest rate swaps    $ 85,000         317             -          2.72%         4.76%            -        7.08
 Loans:
    Agency forwards                       20,958           -           (81)             -             -         1.06        0.04
                                       ------------- ------------- ------------- ------------  ------------
       Total fair value hedges         $ 105,958       $ 317         $ (81)         2.72%         4.76%
                                       ------------- ------------- ------------- ------------  ------------


SFAS 133 also required a $1.1 million increase in the line item "loans" on the consolidated balance sheet as of December 31, 2002, due to the recognition of the change in the fair value of a hedged item.

Cash Flow Hedges:

Interest Rate Swaps:
Farmer Mac uses  interest  rate swaps to hedge the  variability  of future  cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. With respect to the variable rate liabilities (discount notes) on the December 31, 2002 balance sheet, Farmer Mac uses interest rate swaps to hedge the risk of changes in the benchmark rate (LIBOR), which affects the amount of future payments to be made on discount notes. With respect to the hedging of the forecasted issuance of discount notes, Farmer Mac utilizes interest rate swaps with a longer maturity than the underlying liabilities. The use of interest rate swap contracts with longer maturities than the underlying liabilities allows Farmer Mac to hedge both the risk of changes in the benchmark rate (LIBOR) on existing liabilities and the replacement of such liabilities upon maturity. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS 133. Farmer Mac expects to hedge the forecasted issuance of liabilities over a period that ranges from a minimum of 1 year to a maximum of 15 years.

Farmer Mac measures the ineffectiveness of cash flow hedges in accordance with SFAS 133 and reports this amount, if any, as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. The ineffectiveness for each of the years ended December 31, 2002 and 2001 was not significant.

Basis Swaps:
Farmer Mac uses basis swaps to create comparable asset-liability positions. Specifically, Farmer Mac uses basis swaps to hedge combined asset-liability positions in which an asset and a liability with variable cash flows have different interest rate bases. Basis swaps are used to convert the interest rate index of the asset to the same index as the variable rate liability or vice versa. These swaps are treated as effective hedge relationships if the index of one leg of the swap is the same as the index of the identified asset and the index of the other leg of the swap is the same as the index of the identified liability. Farmer Mac measures ineffectiveness for basis swaps in accordance with SFAS 133 and reports this amount as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. The ineffectiveness for each of the years ended December 31, 2002 and 2001 was not significant.

A significant proportion of Farmer Mac's outstanding basis swaps are with a related party. See Note 3 for additional information on these related party transactions.

Forward Sale Agreements and Future Contracts:
Farmer Mac uses forward sale contracts involving government-sponsored enterprise debt instruments and mortgage backed securities and futures contracts involving U.S. Treasury securities to reduce the variability of future changes in interest rates on forecasted issuances of liabilities. Farmer Mac measures ineffectiveness in accordance with the provisions of SFAS 133. The ineffectiveness for each of the years ended December 31, 2002 and 2001 was not significant. The effective portion of the change in fair value of these contracts is recorded in accumulated other comprehensive income/(loss), net of tax. The amounts recorded in accumulated other comprehensive income/(loss) will be recognized in the statements of operations as the hedged transactions affect earnings.

The following table summarizes information related to financial derivatives in cash flow hedging relationships, as of December 31, 2002:


                                                                                                                          Weighted-
                                                                                     Weighted-    Weighted-   Weighted-    Average
                                                               Fair Value             Average      Average     Average    Remaining
                                           Notional     --------------------------     Pay         Receive     Forward       Life
                                            Amount         Asset      (Liability)      Rate         Rate        Price     (in Years)
                                        --------------- ------------  ------------  ------------ ----------- ---------- ------------
                                                                              (dollars in thousands)
 Discount notes or medium-term notes:
    Pay fixed interest rate swaps         $ 642,798          $ -      $(76,316)        5.92%         1.68%           -        8.81
    Agency forwards                          41,218            -          (463)            -             -        1.03        0.06
 Loans or Farmer Mac Guaranteed
  Securities and discount notes:
    Basis swaps                             326,846            -       (11,703)        5.64%         2.10%           -       12.42
                                        --------------- ------------  ------------  ------------ -----------
       Total cash flow hedges           $ 1,010,862          $ -      $(88,482)        5.83%         1.82%
                                        --------------- ------------  ------------  ------------ -----------


As of December 31, 2002, Farmer Mac had approximately $62.7 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

During the next 12 months, Farmer Mac expects to reclassify approximately $7.0 million of the net after-tax unrealized losses included in accumulated other comprehensive income/(loss) as of December 31, 2002.

Other Financial Derivatives:

Farmer Mac employs certain hedging strategies that do not meet the hedge accounting criteria in SFAS 133. These financial derivatives are recorded on the balance sheet at fair value as freestanding assets or liabilities and the related changes in fair value are recognized in the consolidated statements of operations as gains or losses on financial derivatives and trading assets.

The following table summarizes information related to Farmer Mac's other financial derivatives as of December 31, 2002:


                                                                                                                          Weighted-
                                                                                      Weighted-    Weighted-   Weighted-   Average
                                                                  Fair Value           Average      Average     Average   Remaining
                                             Notional     --------------------------    Pay         Receive     Strike      Life
                                              Amount         Asset      (Liability)     Rate         Rate        Price    (in Years)
                                          --------------- ------------  ------------ ------------ ----------- ---------- -----------
                                                                                 (dollars in thousands)

 Pay fixed interest rate swaps              $ 90,259           $ -      $ (4,968)        5.35%         1.63%        -         4.23
 Basis swaps                                  23,944             -          (783)        5.38%         1.70%        -         4.30
 Purchased caps                              345,000             -             -             -             -      8.50%       1.23
                                          --------------  ------------  ------------  ------------  ------------
       Total other financial derivatives   $ 459,203           $ -      $ (5,751)        5.35%         1.64%
                                          --------------  ------------  ------------  ------------  ------------


For the years ended December 31, 2002 and 2001, Farmer Mac reported $4.4 million and $0.8 million, respectively, of losses on financial derivatives that do not qualify for hedge accounting and trading assets in the consolidated statements of operations.

7. NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of one year or less, whereas medium-term notes have maturities of one to 15 years.

The following table sets forth information related to Farmer Mac's borrowings for 2002 and 2001:

                                        2002                                                 2001
                 ----------------------------------------------------------  ---------------------------------------------------


                  Outstanding as of    Average Outstanding     Maximum        Outstanding as of   Average Outstanding    Maximum
                  December 31, 2002       During Year       Outstanding at    December 31, 2001       During Year     Outstanding at
                 ------------------- ---------------------      Any          ------------------- -------------------      Any
                   Amount    Rate       Amount    Rate        Month End        Amount    Rate       Amount    Rate      Month End
                 --------- --------- ---------- ---------- ----------------  --------- --------- ---------- --------- ------------
                                                               (dollars in thousands)
 Due within one
  year:
  Discount notes  $2,777,206  2.71%   $2,533,762  2.65%      $2,815,784      $2,197,427   2.80%    $2,175,087  4.39%    $2,240,965
  Current portion
   of medium-
   term notes        118,540   4.61%                                             35,840   6.07%
                 ----------- ---------                                       ----------- --------
                   2,895,746   2.79%                                          2,233,267   2.85%

 Due after one
  year:
  Medium-term
   notes due in:
   2003                    -       -                                             83,326   5.70%
   2004              153,753   4.57%                                            121,309   5.40%
   2005              245,664   5.61%                                            148,469   6.62%
   2006              157,227   5.70%                                            119,138   5.82%
   2007               59,014   5.36%                                             12,700   7.41%
   2008               68,872   5.56%                                             70,514   5.67%
   Thereafter        300,788   6.57%                                            413,007   6.28%
                 ------------ --------                                       ----------- --------
                     985,318   5.74%                                            968,463   6.09%
                 ------------ --------                                       ----------- --------
   Total          $3,881,064   3.54%                                         $3,201,730   3.83%
                 ------------ --------                                       ----------- --------

Certain of Farmer Mac's medium-term notes are callable. Callable notes give Farmer Mac the option to redeem the notes at par value on a specified call date or at any time on or after a specified call date. The following table summarizes the maturities, amounts and costs for callable notes by call period as of December 31, 2002.

                            Callable Debt as of
                             December 31, 2002
                 -----------------------------------------
                  Maturity       Amount          Rate
                 ------------ --------------  ------------
                          (dollars in thousands)
 Callable in:
   2003         2003-2006      $ 83,700         3.95%
   2004           2011            3,400         5.80%

                            --------------  ------------
                               $ 87,100         4.02%
                            --------------  ------------

The following schedule summarizes the earliest repricing date of total borrowings outstanding as of December 31, 2002, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

                         Earliest Repricing Date of
                           Borrowings Outstanding
                        -----------------------------
                                          Weighted-
                                           Average
                            Amount          Rate
                        ---------------  ------------
                           (dollars in thousands)
 Debt repricing in:
  2003                   $ 2,944,446         2.36%
  2004                       157,153         4.59%
  2005                       234,664         5.70%
  2006                       119,527         5.64%
  2007                        59,014         5.36%
  2008                        68,872         5.56%
  Thereafter                 297,388         6.58%
                        ---------------  ------------
      Total              $ 3,881,064         3.18%
                        ---------------  ------------

During 2002 and 2001, Farmer Mac called $49.3 million and $57.7 million of callable medium-term notes, respectively.

Authority to Borrow from the Treasury of the United States

Farmer Mac's statutory charter authorizes Farmer Mac to borrow, in extreme circumstances, up to $1.5 billion from the Secretary of the Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the Secretary of the Treasury based on the then current cost of funds to the United States. The charter requires the debt to be repaid within a reasonable time. To date, Farmer Mac has not utilized this borrowing authority.

Extraordinary Gains and Losses

During first quarter 2002, Farmer Mac recognized a net after-tax extraordinary gain of $1.6 million resulting from the repurchase of $43.8 million of outstanding Farmer Mac debt. During second quarter 2002, Farmer Mac recognized a net after-tax extraordinary gain of $0.6 million resulting from the repurchase of $18.9 million of outstanding Farmer Mac debt. During fourth quarter 2002, Farmer Mac recognized a net after-tax extraordinary loss of $1.3 million resulting from the repurchase of $41.0 million of outstanding Farmer Mac debt. All of these repurchases were from outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an interest rate of 5.4 percent. These debt securities were replaced with new fixed-rate funding to the same maturity dates at more attractive interest rates, which preserves Farmer Mac's asset-liability match and reduces future interest expense. The combined net after-tax extraordinary gain resulting from the repurchase of outstanding Farmer Mac debt in 2002 was $0.9 million.


8. ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover probable estimated principal and interest losses on all loans held (allowance for loan losses), loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs (reserve for losses) and real estate owned (REO valuation allowance). No allowance for losses has been provided for Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or for Farmer Mac II Securities. See Note 2(e),
Note 2(j), Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities.

The allowance for losses is increased through periodic provisions for losses charged to expense and reduced by charge-offs for actual losses, net of recoveries that are recognized if liquidation proceeds exceed previous estimates. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2002:

                                    ---------------------------------------------------------
                                      Allowance         REO                        Total
                                      for Loan       Valuation      Reserve      Allowance
                                       Losses        Allowance     for Losses    for Losses
                                    -------------- -------------- ------------- -------------
                                                           (in thousands)
 Balances as of January 1, 2000        $ 120            $ -         $ 6,464       $ 6,584
     Provision for losses                300              -           4,439         4,739
     Net charge-offs                       -              -             -             -
                                    -------------- -------------- ------------- -------------
 Balances as of December 31, 2000      $ 420            $ -        $ 10,903      $ 11,323
                                    -------------- -------------- ------------- -------------
     Provision for losses                600              -           6,125         6,725
     Net allocation of
       allowance                          (5)           (61)             66             -
     Net charge-offs                     337             61          (2,562)       (2,164)
                                    -------------- -------------- ------------- -------------

 Balances as of December 31, 2001      $ 1,352            $ -      $ 14,532      $ 15,884
                                    -------------- -------------- ------------- -------------
     Provision for losses                1,340              -         6,883         8,223
     Net allocation of
       allowance                         3,221          1,284        (4,505)            -
     Net charge-offs                    (3,251)          (692)         (153)       (4,096)
                                    -------------- -------------- ------------- -------------
 Balances as of December 31, 2002      $ 2,662          $ 592      $ 16,757      $ 20,011
                                    -------------- -------------- ------------- -------------

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I program are underwritten for conformance to Farmer Mac's underwriting and appraisal standards and Farmer Mac believes the credit risk is the same. Accordingly, management establishes general allowances for loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities collectively.

The following table presents Farmer Mac's reserve for losses for all post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs on a pro rata basis as of December 31, 2002 and 2001.


                              Reserve for Losses on LTSPCs and
                      Post-1996 Act Farmer Mac I Guaranteed Securities
-----------------------------------------------------------------------------------------------------
                                                                   December 31,       December 31,
                                                                       2002               2001
                                                                 -----------------   ----------------
                                                                          (in thousands)
 On-balance sheet Farmer Mac I Guaranteed Securities                 $ 4,036            $ 6,030
 Off-balance sheet Farmer Mac I Guaranteed Securities                  1,280              1,890
 LTSPCs                                                               11,441              6,612
                                                                 -----------------   ----------------
   Total reserve for losses                                         $ 16,757           $ 14,532
                                                                 -----------------   ----------------

When certain criteria are met, such as the default of the borrower, Farmer Mac has the option to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. These acquisitions are recorded in the consolidated financial statements at their fair value. Fair value is determined by appraisal or other appropriate valuation method. In September 2002, Farmer Mac adopted EITF 02-9, which requires that Farmer Mac record at acquisition the difference between each loan's acquisition cost and its fair value, if any, as a charge to the reserve for losses. Prior to the adoption of EITF 02-9, any specific allowance that had been established for the off-balance sheet obligation would be transferred from the reserve for losses to the allowance for loan losses (referred to as "net allocation of the allowance" in the table above). Upon the receipt of each loan's updated appraisal or estimation of value, the difference between the acquisition cost of the loan and its fair value, if any, was recorded as a charge to the allowance for loan losses.

A portion of the allowance for losses is specifically allocated to impaired loans when the fair value of the collateral, less the estimated selling cost, is less than the cost basis in the loan. The balance of impaired loans, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired loans as of December 31, 2002 and 2001 are summarized in the following table:

                                                       2002                                   2001
                                      --------------------------------------  ---------------------------------------
                                        Balance     Allowance   Net Balance     Balance      Allowance   Net Balance
                                      ------------ ------------ ------------  ------------  ----------- -------------
                                                                      (in thousands)
 Impaired loans with:
   Specific allowance for losses         $ 12,137     $ (2,036)    $ 10,101    $ 11,174     $ (3,450)     $ 7,724
   No specific allowance for losses        63,171            -       63,171      47,105            -       47,105
                                      ------------ ------------ ------------ -----------  ----------- ------------
    Total                                $ 75,308     $ (2,036)    $ 73,272    $ 58,279     $ (3,450)    $ 54,829
                                      ------------ ------------ ------------ -----------  ----------- ------------

In accordance with the terms of all applicable trust agreements, Farmer Mac acquires all loans that collateralize Farmer Mac Guarantee Securities that become and remain 90 days or more past due on the next subsequent loan payment date. During 2002, Farmer Mac purchased 79 defaulted loans having a principal balance of $46.4 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs. During 2001, Farmer Mac made 12 such purchases for a total of $8.3 million. The following table presents Farmer Mac's purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.


                                         For the Year Ended
                                           December  31,
                                       ---------------------
                                          2002       2001
                                       ---------- ----------
                                          (in thousands)
 Defaulted loans purchased underlying
   off-balance sheet Farmer Mac I
   Guaranteed Securities                $17,386     $6,005

 Defaulted loans underlying
   on-balance sheet Farmer Mac I
   Guaranteed Securities transferred
   to loans
                                         25,675        526
 Defaulted loans purchased underlying
   underlying LTSPCs
                                          3,386      1,751
                                       ---------- ----------
 Total                                  $46,447     $8,282
                                       ---------- ----------

Farmer Mac recognized interest income on impaired loans of approximately $0.6 million and $1.7 million during the years ended December 31, 2002 and 2001, respectively. During 2002, Farmer Mac's average investment in impaired loans and loans underlying on-balance sheet Farmer Mac Guaranteed Securities was $71.0 million.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity diversification, as well as the range of loan-to-value ratios, for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2002 and 2001:

                                       As of December 31,
                              ---------------------------------
                                   2002               2001
                              ---------------    --------------
                                       (in thousands)
 By geographic region (1):
     Northwest                   $ 1,167,331       $ 1,100,423
     Southwest                     2,273,846         1,489,882
     Mid-North                       518,439           423,044
     Mid-South                       233,997           136,623
     Northeast                       298,340           196,267
     Southeast                       329,681           163,009
                               ---------------   ---------------
       Total                     $ 4,821,634       $ 3,509,248
                               ---------------   ---------------
 By commodity:
     Crops                       $ 2,085,963       $ 1,568,976
     Livestock                       987,533           672,364
     Permanent plantings           1,341,165         1,061,209
     Part-time farms                 367,823           160,146
     Other                            39,150            46,553
                               ---------------   ---------------
       Total                     $ 4,821,634       $ 3,509,248
                                ---------------   ---------------
 By loan-to-value:
       0.00% to 40.00%           $ 1,246,891         $ 899,226
      40.01% to 50.00%             1,046,915           753,382
      50.01% to 60.00%             1,339,891           898,810
      60.01% to 70.00%             1,066,419           859,084
      70.01% to 80.00%               106,493            84,476
      80.01% to 90.00%                15,025            14,270
                               ---------------   ---------------
       Total                     $ 4,821,634       $ 3,509,248
                               ---------------   ---------------

(1)  Geographic regions:  Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS,
     OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN,
     VA, VT, WV); Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL,
     AR, FL, GA, LA, MS, SC); Southwest (AZ, CA, CO, HI, NM, NV, UT).


Loan-to-value ratios are based on collateral values at origination of the loan and are calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, an updated appraised value at the time of guarantee, purchase or commitment. Current loan-to-value ratios may be higher or lower than the original loan-to-value ratios.

9. STOCKHOLDERS' EQUITY

Common Stock

Farmer Mac has three classes of common stock outstanding:

     o Class A voting common stock, which may be held only by banks, insurance companies and other financial institutions or similar entities that are not institutions of the Farm Credit System. By statute, no holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock;
     o Class B voting common stock, which may be held only by institutions of the Farm Credit System. There are no restrictions on the maximum holdings of Class B voting common stock; and
     o    Class C non-voting common stock, which has no ownership restrictions.

Dividends have not been paid to any common stockholders nor does Farmer Mac expect to pay dividends in the foreseeable future. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

On May 6, 2002 the Corporation issued 700,000 shares of 6.40 percent Cumulative Preferred Stock, Series A, which has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends. The preferred stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date. Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors. The costs of issuing the preferred stock were charged to additional paid-in capital.

Stock Option Plan

In 1992 and 1996, Farmer Mac adopted stock option plans for officers to acquire shares of Class C non-voting common stock. Under the 1992 plan, stock options granted were exercisable immediately, and, if not exercised, will expire 10 years from the date of grant. The exercise price of options under the 1992 plan, which were granted in 1992 and 1993, is $2.19 per share. The maximum number of options that could be issued under the 1992 plan was 345,000, 315,000 of which were issued, net of cancellations. Under the 1996 plan, stock options awarded under the plan vested annually in thirds, with the last installment having vested in June 1998. If not exercised, any options granted under the 1996 plan will expire 10 years from the date of grant. The exercise price of options granted under the 1996 plan, which were issued in 1996, is $2.63. The maximum number of options that could be issued under the 1996 plan was 338,490, all of which were issued.

In 1997, Farmer Mac adopted a new stock option plan for directors, officers and other employees, the terms of which are generally the same as for the 1996 plan, except that options issued to directors since June 1, 1998, if not exercised, will expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the 1997 plan, 1,686,292 have been issued, net of cancellations. Options granted under the 1997 plan during 2002 have exercise prices ranging from $26.25 to $45.06 per share. For all stock options granted under all three of Farmer Mac's plans, the exercise price was equal to the closing price of the Class C common stock on or immediately preceding the grant date.

The following table summarizes stock option activity for 2002 and 2001:


                                                2002                            2001
                                     ------------------------------  --------------------------
                                                      Weighted-                     Weighted-
                                                       Average                       Average
                                                       Exercise                      Exercise
                                        Shares          Price           Shares        Price
                                     -------------  ---------------  -------------  -----------
 Outstanding, beginning of year        1,416,426      $ 17.61         1,546,896      $ 13.39
 Granted                                 270,421        28.97           278,411        31.17
 Exercised                               (39,736)       15.64          (382,588)       10.60
 Canceled                                (10,000)       31.24           (26,293)       17.77
                                     -------------  ---------------  -------------  -----------
 Outstanding, end of year              1,637,111      $ 19.45         1,416,426      $ 17.61
                                     -------------  ---------------  -------------  -----------

 Options exercisable at year end       1,368,884                      1,079,052
                                     -------------                   -------------

The cancellations of stock options during 2002 and 2001 were due to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors' or employees' departures from Farmer Mac.


The following table summarizes information regarding options outstanding as of December 31, 2002:

                                                Options
                   Options Outstanding        Exercisable
              ------------------------------ --------------
                                 Weighted-
                                 Average
                                 Remaining
   Exercise      Number of      Contractual     Number of
     Price         Shares          Life          Shares
 ------------- -------------- --------------- --------------
    $ 2.19         90,000        0.5 years         90,000
      2.63        165,087        3.5 years        165,087
     11.83         63,312        4.5 years         63,312
     12.67          1,200        5.7 years          1,200
     12.92          4,050        4.6 years          4,050
     15.13        340,881        6.5 years        340,881
     16.38         25,813        7.7 years         25,813
     18.13          5,000        7.8 years          5,000
     18.25          3,300        4.9 years          3,300
     19.38         20,213        6.7 years         20,213
     20.00        140,886        3.7 years        140,886
     21.19          3,000        7.9 years          3,000
     22.08        237,495        5.0 years        237,495
     22.94          1,500        6.6 years          1,500
     26.20          2,000        8.2 years          1,000
     26.25         15,000        9.7 years          5,000
     26.92            500        8.3 years            250
     27.75          3,000        8.1 years          1,500
     29.10        247,255        8.1 years         82,419
     29.56          1,000        9.7 years              -
     31.02          4,627        8.5 years          3,100
     31.20          8,750        8.7 years          5,833
     31.24        250,042        7.0 years        166,695
     31.50          1,500        8.4 years            750
     34.90          1,000        8.7 years            500
     34.91            200        8.7 years            100
     45.06            500        9.3 years              -
              --------------                   ------------
                1,637,111                       1,368,884
              --------------                   -------------

The weighted-average fair values of options granted in 2002, 2001 and 2000 were $13.50, $11.61 and $6.13, respectively, which under the fair value-based method of accounting for stock-based compensation cost would have reduced net income available to common stockholders by $2.4 million, $2.1 million and $1.9 million for 2002, 2001 and 2000, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

                                    2002        2001          2000
                                 -----------  ----------   -----------
 Risk-free interest rate             5.2%        5.4%          6.3%
 Expected years until exercise    5 years     5 years       5 years
 Expected stock volatility          40.0%       47.1%         42.7%
 Dividend yield                      0.0%        0.0%          0.0%

Restricted Stock

In addition to stock options, the Corporation, by authorization of the board of directors, may issue restricted stock to employees. Restricted stock entitles participants to all the rights of a stockholder, except that some of the shares awarded are subject to forfeiture if the participant is not employed by Farmer Mac at the end of the restriction period and other shares are not subject to forfeiture but may not be disposed of by the participant during the restriction period. The vesting or restriction period is usually one to two years. The value of restricted stock granted to employees is amortized over the vesting period. During 2002, 2001 and 2000, 32,338, 28,602 and 53,974 shares of restricted stock, respectively, were granted, resulting in compensation expense of $0.9 million, $0.9 million and $0.8 million being recognized during the respective years.

10. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2002, 2001 and 2000 were as follows:


                2002           2001           2000
            -------------  -------------  -------------
                           (in thousands)
 Current     $ 12,289       $ 10,669        $ 7,602
 Deferred      (2,959)        (2,250)        (1,853)
            -------------  -------------  -------------
              $ 9,330        $ 8,419        $ 5,749
            -------------  -------------  -------------



A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                      2002        2001         2000
                                   ----------- -----------  -----------
                                              (in thousands)
 Tax expense at statutory rate      $ 10,917     $ 8,899      $ 5,665
 Effect of non-taxable
    dividend income                   (1,596)       (386)           -
 Other                                     9         (94)          84
                                   ----------- -----------  -----------
 Income tax expense                  $ 9,330     $ 8,419      $ 5,749
                                   ----------- -----------  -----------
 Statutory tax rate                    35.0%       35.0%        35.0%
 Effective tax rate                    29.9%       33.1%        35.5%

The components of the deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

                                                        2002         2001
                                                    ------------ -----------
                                                         (in thousands)

 Deferred tax assets:
  Reserve for losses on guaranteed securities          $ 7,004     $ 5,639
  Unrealized loss on financial derivatives
    designated as cash flow hedges                      33,777       8,532
  Other                                                  2,442         848
                                                   ------------ -----------
    Total deferred tax assets                           43,223      15,019
 Deferred tax liability:
  Unrealized gain on available-for-sale securities      33,557      13,153
                                                   ------------ -----------
    Total deferred tax liability                        33,557      13,153
                                                   ------------ -----------
 Net deferred tax asset                                $ 9,666     $ 1,866
                                                   ------------ -----------

A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. No valuation allowance was considered necessary as of December 31, 2002 and 2001.

11. EMPLOYEE BENEFITS

On December 28, 1989, Farmer Mac adopted a defined contribution retirement plan for all of its employees. Through 2001, Farmer Mac contributed 13.2 percent of the lesser of an individual's gross salary or $170,000, plus 5.7 percent of the difference between (1) the lesser of the gross salary or $170,000 and (2) the Social Security Taxable Wage Base. The Economic Growth and Tax Relief Reconciliation Act of 2001 increased the $170,000 to $200,000, adjusted for inflation, beginning in 2002. Employees in service prior to December 7, 2000 are fully vested in contributions made to the plan after they have been employed by Farmer Mac for two years. Employees beginning service on and after December 7, 2000 are fully vested after they have been employed for three years. Expense for this plan for the years ended December 31, 2002, 2001 and 2000 was $384,000, $376,000 and $327,000, respectively.

12. OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved agricultural and rural residential mortgage lenders two Farmer Mac I off-balance sheet alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans. To be eligible for these Farmer Mac I secondary market transactions, a loan must meet Farmer Mac's credit underwriting, appraisal and documentation standards. Accordingly, Farmer Mac believes the credit risk it assumes in each of these transaction alternatives is the same.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the loans are sold to third party investors. The table below summarizes certain cash flows received from and paid to these trusts.


                                        Year ended December 31,
                                     -------------------------------
                                       2002       2001       2000
                                     --------- ---------- ----------
                                            (in thousands)

 Proceeds from new securitizations    $47,682  $ 82,995  $ 159,910
 Guarantee fees received                  775       579        250
 Purchase of assets from the trusts    17,386     6,005      2,273
 Servicing advances                     1,235       819         64
 Repayments of servicing advances       1,134        52          -

Farmer Mac is liable under its guarantee to ensure that the securities make timely payments to investors of principal and interest based on the underlying loans, regardless of whether the trust has actually received such scheduled loan payments. As consideration for Farmer Mac's assumption of the credit risk on these mortgage pass-through certificates, Farmer Mac receives an annual guarantee fee, recognized as earned on an accrual basis over the life of the loan that is based upon the outstanding balance of the Farmer Mac Guaranteed Security.

Farmer Mac is required to perform under its obligation when the underlying loans for the off-balance sheet Farmer Mac Guaranteed Securities do not make their scheduled installment payments. When a loan underlying a Farmer Mac I Guaranteed Security becomes 90 days or more past due, Farmer Mac has the option to repurchase the loan from the trust and generally does repurchase such loans thereby reducing the principal balance of the outstanding Farmer Mac Guaranteed Securities.

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2002 and 2001, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

                        Outstanding Balance of
            Off-Balance Sheet Farmer Mac Guaranteed Securities
---------------------------------------------------------------------------

                                           December 31,      December 31,
                                               2002              2001
                                         -----------------  ---------------
                                                   (in thousands)
 Farmer Mac I Guaranteed Securities:
   Post-1996 Act                             $ 299,940        $ 366,749
   Pre-1996 Act                                      -              461
                                         -----------------  ---------------
     Total Farmer Mac I                        299,940          367,210
 Farmer Mac II Guaranteed Securities            67,109           78,409
                                         -----------------  ---------------
     Total Farmer Mac I and II               $ 367,049        $ 445,619
                                         -----------------  ---------------


If Farmer Mac exercises its option to purchase a loan that is collateral for a Farmer Mac I Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan, and in the event of a default, would have access to the underlying collateral. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale.

Farmer Mac has recourse to the USDA for any amounts advanced for the timely payment of principal and interest on Farmer Mac II Guaranteed Securities. That recourse is the USDA guarantee, a full faith and credit obligation of the United States that becomes enforceable if a lender fails to repurchase the USDA-guaranteed portion from its owner within 30 days after written demand from the owner when (a) the borrower under the guaranteed loan is in default not less than 60 days in the payment of any principal or interest due on the USDA-guaranteed portion, or (b) the lender has failed to remit to the owner the payment made by the borrower on the USDA-guaranteed portion or any related loan subsidy within 30 days after the lender's receipt thereof.

As of December 31, 2002, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 12.4 years. The portion of the reserve for losses that was attributable to off-balance sheet Farmer Mac Guaranteed Securities was $1.3 million and $1.9 million as of December 31, 2002 and 2001, respectively. For additional detail on Farmer Mac's methodology for determining the reserve for losses, see Note 2(j) and Note 8.

Long-Term Standby Purchase Commitments

An LTSPC is a commitment by Farmer Mac to purchase eligible loans on an undetermined future date. In consideration for Farmer Mac's assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives an annual commitment fee on the outstanding balance of those loans. The fee is recognized as earned on an accrual basis over the life of the loan.

An LTSPC permits a seller to nominate from its portfolio a segregated pool of loans, which are retained in the seller's portfolio. Upon nomination, Farmer Mac reviews the loan portfolio to confirm that it is in compliance with Farmer Mac's underwriting standards. Upon Farmer Mac's acceptance of the conforming loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing its credit and concentration exposures and, consequently, its regulatory capital requirements and its loss reserve requirements. Credit risk is transferred via Farmer Mac's commitment to purchase some or all of the segregated loans from the counterparty based upon Farmer Mac's original credit review and acceptance of the credit risk on the loans.

The specific events or circumstances that would require Farmer Mac to perform under its LTSPCs include the 1) determination by the holder of the LTSPC to sell some or all of the loans under the LTSPC to Farmer Mac or 2) the failure of the borrower under any loan to make installment payments under that loan for a period of 120 days.

The LTSPC commits Farmer Mac to purchase these loans:

     o At par plus accrued interest, if the loans become four months delinquent;
     o At a mark-to-market price, if the loans are not delinquent and are standard Farmer Mac cash window loan products;
     o At a mark-to-market negotiated price for all (but not some) loans in the pool, if they are not four months delinquent; or
     o    In exchange for Farmer Mac Guaranteed Securities.

As of December 31, 2002 and 2001, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.7 billion and $1.9 billion respectively.

If requested to purchase the underlying loans, Farmer Mac would have the right to enforce the terms of the loans, and in the event of loan default, would have access to the underlying collateral. To date Farmer Mac has not incurred any charge-offs on LTSPCs. However, Farmer Mac believes that credit risk that is assumed in the LTSPC transactions is the same as the credit risk that is assumed for its other products. Farmer Mac believes that it will generally recover a significant portion of the value of the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale.

As of December 31, 2002, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.4 years. The portion of the reserve for losses that was attributable to LTSPCs was $11.4 million and $6.6 million as of December 31, 2002 and 2001, respectively. For additional detail on Farmer Mac's methodology for determining the reserve for losses, see Note 2(j) and Note 8.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. All optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty. As of December 31, 2002, commitments to purchase Farmer Mac I and II loans totaled $26.2 million, of which $4.5 million were optional commitments. Outstanding loan purchase commitments as of December 31, 2001, totaled $21.1 million, of which $4.7 million were optional commitments.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either: (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio. There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2002 and 2001. Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government sponsored enterprise debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac's office space was $0.5 million, $0.3 million and $0.3 million for each of the years ended December 31, 2002, 2001 and 2000, respectively. The future minimum lease payments under Farmer Mac's non-cancelable lease for its office space are as follows:


     Future Minimum Lease Payments
-----------------------------------------
             (in thousands)
    2003                      $ 531
    2004                        545
    2005                        558
    2006                        573
    2007                        586
 Thereafter                   2,498
                          ---------------
Total                       $ 5,291
                          ---------------

13. FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and the carrying values for financial assets and liabilities as of December 31, 2002 and 2001. Significant estimates, assumptions and present value calculations are used for the following disclosure, resulting in a high degree of subjectivity in the indicated fair values. Accordingly, these estimated fair values are not necessarily indicative of what Farmer Mac would realize in an actual sale or purchase.


                                                           As of December 31,
                                        -------------------------------------------------------
                                                  2002                          2001
                                        --------------------------- ---------------------------
                                                         Carrying                    Carrying
                                         Fair Value       Amount      Fair Value      Amount
                                        ------------- ------------- -------------- -------------
                                                            (in thousands)
 Financial assets:
    Cash and cash equivalents               $ 723,800    $ 723,800     $ 437,831     $ 437,831
    Investment securities                     831,299      830,409     1,007,691     1,007,954
    Farmer Mac Guaranteed Securities        1,632,883    1,608,507     1,724,697     1,690,376
    Loans                                   1,008,706      963,461       203,144       198,003
    Financial derivatives                         317          317            15            15

 Financial liabilities:
    Notes payable:
     Due within one year                    2,863,224    2,895,746     2,234,240     2,233,267
     Due after one year                     1,168,760      985,318     1,020,989       968,463
     Financial derivatives                     94,314       94,314        20,762        20,762

Farmer Mac  estimates  the fair  value of its loans and  Farmer  Mac  Guaranteed
Securities by discounting the projected cash flows of these instruments at projected interest rates. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. Notes payable and interest rate contracts are valued using a similar methodology. For investment securities, futures contracts and commitments to purchase and sell government sponsored enterprise debt and mortgage-backed securities, fair values are based on market quotes. The carrying value of cash and cash equivalents approximates fair value.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                  2002 Quarter Ended                              2001 Quarter Ended
                                ------------------------------------------------- ------------------------------------------------

                                   Dec. 31      Sept. 30     June 30     Mar. 31     Dec. 31     Sept. 30    June 30     Mar. 31
                                -----------  ------------ ----------- ----------- ----------- ------------ ----------- -----------
                                                           (dollars in thousands, except per share amounts)
 Interest income                   $43,643      $45,761     $43,491     $37,144     $39,253      $45,160     $46,369     $50,431
 Interest expense                   34,914       35,784      34,641      29,674      32,056       37,292      39,947      44,978
                                -----------  ------------ ----------- ----------- ----------- ------------------------- ----------
    Net interest income              8,729        9,977       8,850       7,470       7,197        7,868       6,422       5,453
     Provision for loan losses        (389)        (324)       (315)       (312)       (300)        (150)       (100)        (50)
                                -----------  ------------ ----------- ----------- ----------- ------------ ------------ ----------
    Net interest income after
     provision for loan losses       8,340        9,653       8,535       7,158       6,897        7,718       6,322       5,403
 Guarantee and commitment fees       5,114        4,874       4,723       4,567       4,534        4,177       3,669       3,428
 Gains/(Losses) on derivatives      (2,903)      (1,451)       (230)        224         317         (295)       (159)       (589)
 Miscellaneous                         114          458         368         392         140          137         116         166
                                -----------  ------------ ----------- ----------- ----------- ------------ ------------ ----------
 Total revenues                     10,665       13,534      13,396      12,341      11,888       11,737       9,948       8,408

 Total operating expenses            4,161        5,607       4,727       4,249       4,120        4,354       4,142       3,938
                                -----------  ------------ ----------- ----------- ----------- ------------ ------------ ----------

 Income before income taxes          6,504        7,927       8,669       8,092       7,768        7,383       5,806       4,470
 Income tax expense                  1,854        2,342       2,630       2,505       2,287        2,455       2,091       1,588
 Cumulative effect of change
  in accounting principles,              -            -           -           -           -            -           -        (726)
  net of taxes
 Extraordinary gain/(loss),
  net of taxes                      (1,313)           -         583       1,620           -            -           -           -
                                -----------  ------------ ----------- ----------- ----------- ------------ ------------ ----------
 Net income                          3,337        5,585       6,622       7,207       5,481        4,928       3,715       2,156
                                -----------  ------------ ----------- ----------- ----------- ------------ ------------ ----------
 Preferred stock dividends            (560)        (560)       (336)          -           -            -           -           -
                                -----------  ------------ ----------- ----------- ----------- ------------------------- ----------
 Net income available to
 common stockholders               $ 2,777      $ 5,025     $ 6,286     $ 7,207     $ 5,481      $ 4,928     $ 3,715     $ 2,156
                                -----------  ------------ ----------- ----------- ----------- -------------------------- ---------

 Earnings per share:
     Basic net earnings             $ 0.24       $ 0.43      $ 0.55      $ 0.62      $ 0.48       $ 0.43      $ 0.33      $ 0.19
     Diluted net earnings           $ 0.23       $ 0.42      $ 0.52      $ 0.59      $ 0.46       $ 0.41      $ 0.32      $ 0.18

 Earnings per share before
  cumulative effect of change
  in accounting principles
  and extraordinary items:
     Basic net earnings             $ 0.35       $ 0.43      $ 0.50      $ 0.48      $ 0.48       $ 0.43      $ 0.33      $ 0.26
     Diluted net earnings           $ 0.34       $ 0.42      $ 0.48      $ 0.46      $ 0.46       $ 0.41      $ 0.32      $ 0.25


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 18, 2003.

Item 11.   Executive Compensation

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 18, 2003.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 18, 2003.

Item 13.   Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 18, 2003.

Item 14.   Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are adequate and effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)    (1)   Financial Statements.

      Refer to Item 8 above.

            (2) Financial Statement Schedules.

     All schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

            (3)  Exhibits.

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

*  3.2    -    Amended  and  restated  By-Laws  of  the  Registrant  (Form  10-Q filed August 12, 1999).

+* 10.1   -    Stock   Option   Plan  (Previously  filed  as   Exhibit  19.1  to
               Form 10-Q filed August 14, 1992).

+* 10.1.1 -    Amendment  No.  1  to   Stock  Option  Plan   (Previously   filed
               as Exhibit 10.2 to Form 10-Q filed August 16, 1993).

+* 10.1.2 -    1996 Stock  Option  Plan  (Form  10-Q  filed  August 14, 1996).

+* 10.1.3 -    Amended  and  Restated  1997  Incentive  Plan  (Form  10-Q  filed
               August 14, 1997).

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

___________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+* 10.2.11 -   Amendment No. 11 dated  as of June 6, 2002 to Employment Contract between  Henry D. Edelman  and  the  Registrant  (Form 10-Q filed
               August 14, 2002).

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

____________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+* 10.3.4  -   Amendment  No.  4  dated  June 1,  1993  to  Employment  Contract
               between Nancy  E.   Corsiglia   and  the   Registrant (Previously
               filed as Exhibit  10.10 to Form 10-K filed March 31,1994).


+* 10.3.5  -   Amendment  No. 5 dated as of June 1, 1994  to Employment Contract
               between   Nancy  E.  Corsiglia  and  the   Registrant (Previously
               filed as Exhibit 10.12 to Form 10-Q filed August 15,1994).


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

+* 10.3.11 -   Amendmen t No. 11 dated as of June 3, 1999 to Employment Contract between  Nancy E. Corsiglia  and  the Registrant (Form 10-Q filed
               August 12, 1999).

+* 10.3.12 -   Amendment No. 12 dated  as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia  and the  Registrant (Form 10-Q  filed
               August 14, 2000).

___________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+* 10.3.13 -   Amendment No. 13 dated  as of June 7, 2001 to Employment Contract between  Nancy E. Corsiglia  and the  Registrant (Form 10-Q filed
               August 14, 2001).

+* 10.3.14 -   Amendment No. 14 dated as of June 6, 2002 to  Employment Contract between  Nancy  E. Corsiglia  and the Registrant (Form 10-Q filed
               August 14, 2002).

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

+* 10.4.5  -   Amendment  No. 5 dated as of June 6, 2002 to  Employment Contract between  Tom D.  Stenson  and  the  Registrant  (Form 10-Q  filed
               August 14, 2002).

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

___________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+* 10.5.3  -   Amendment No. 3 dated  as  of June 6, 2002 to Employment Contract between  Jerome  G. Oslick and  the  Registrant (Form 10-Q  filed
               August 14, 2002).

*  10.6    -   Lease  Agreement,  dated   June  28,  2001   between   EOP  - Two
               Lafayette, filedL.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*  10.7    -   Farmer Mac  I  Seller/Servicer  Agreement  dated  as of August 7,
               1996 between Zions First National Bank and the  Registrant  (Form
               10-Q filed November 14, 2002).

*  10.8    -   Medium-Term  Notes  U.S.  Selling Agency  Agreement  dated  as of
               October  1,  1998  between  Zions  First  National  Bank  and the
               Registrant (Form 10-Q filed November 14, 2002).

*  10.9    -   Discount Note  Dealer  Agreement  dated as  of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*# 10.10   -   ISDA  Master  Agreement  and Credit  Support  Annex dated  as  of
               June  26,  1997  between  Zions  First   National  Bank  and  the
               Registrant (Form 10-Q filed November 14, 2002).

*# 10.11   -   Master Central Servicing  Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*# 10.11.1 -   Amendment No. 1 dated as of February  26, 1997  to Master Central
               Servicing  Agreement dated as of  December 17, 1996 between Zions
               First   National  Bank  and  the   Registrant  (Form  10-Q  filed
               November 14, 2002).

*# 10.12   -   Loan  File   Review  and   Underwriting  Agreement  dated  as  of
               December  17,  1996  between  Zions First  National  Bank and the
               Registrant (Form 10-Q filed November 14, 2002).

*# 10.12.1 -   Amendment  No. 1 dated  as  of  January  20, 2000  to  Loan  File
               Review and Underwriting Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*# 10.13   -   Long Term Standby  Commitment  to  Purchase  dated  as  of August
               1, 1998  between  AgFirst  Farm  Credit  Bank  and the Registrant
               (Form 10-Q filed November 14, 2002).
__________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*# 10.13.1 -   Amendment  No. 1  dated  as  of  January  1, 2000  to  Long  Term
               Standby  Commitment  to  Purchase  dated  as  of  August 1,  1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*  10.13.2 -   Amendment  No. 2  dated  as  of  September 1,  2002 to Long  Term
               Standby Commitment to Purchase dated as of August 1, 1998, as amended by Amendment No. 1 dated as of January 1, 2000, between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

   21      -   Farmer   Mac   Mortgage   Securities   Corporation,  a   Delaware
               corporation.

*  99.1    -   Map    of   U.S.  Department   of   Agriculture   (Secretary   of
               Agriculture's)  Regions  (Previously filed as Exhibit 1.1 to Form
               10-K filed April 1, 1991).

     (b) Reports on Form 8-K.

     On October 23, 2002, the Registrant filed a Current Report on Form 8-K that attached a press release announcing the Registrant's financial results for third quarter 2002 and a conference call to discuss those results.

     On November 15, 2002, the Registrant filed a Current Report on Form 8-K that attached as exhibits the certifications of the Registrant's Chief Executive Officer and Chief Financial Officer that accompanied the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002 as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     On December 11, 2002, the Registrant filed a Current Report on Form 8-K that reported the declaration of a dividend on the Registrant's Preferred Stock









__________________
*     Incorporated by reference to the indicated prior filing.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


     /s/ Henry D. Edelman                               March 21, 2003
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

             Name                             Title                   Date

    /s/ Fred L. Dailey            Chairman of the Board and      March 21, 2003
--------------------------------  Director
   Fred L. Dailey

    /s/ Henry D. Edelman          President and Chief Executive  March 21, 2003
--------------------------------  Officer (Principal Executive
   Henry D. Edelman               Officer)

    /s/ Nancy E. Corsiglia        Vice President - Finance,      March 21, 2003
--------------------------------  Chief Financial Officer
   Nancy E. Corsiglia             and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)

                 Name                               Title              Date

    /s/ Dennis L. Brack                           Director        March 21, 2003
---------------------------------------
   Dennis L. Brack

    /s/ Charles Eugene Branstool                  Director        March 21, 2003
---------------------------------------
   Charles Eugene Branstool

    /s/ Grace T. Daniel                           Director        March 21, 2003
---------------------------------------
   Grace T. Daniel

    /s/ Paul A. DeBriyn                           Director        March 21, 2003
---------------------------------------
   Paul A. DeBriyn

    /s/ Kenneth E. Graff                          Director        March 21, 2003
---------------------------------------
   Kenneth E. Graff

    /s/ W. David Hemingway                        Director        March 21, 2003
---------------------------------------
   W. David Hemingway

    /s/ Mitchell A. Johnson                       Director        March 21, 2003
---------------------------------------
   Mitchell A. Johnson

    /s/ Lowell L. Junkins                       Vice Chairman     March 21, 2003
---------------------------------------         and Director
   Lowell L. Junkins

    /s/ Charles E. Kruse                          Director        March 21, 2003
---------------------------------------
   Charles E. Kruse

    /s/ James A. McCarthy                         Director        March 21, 2003
---------------------------------------
   James A. McCarthy

    /s/ John G. Nelson                            Director        March 21, 2003
---------------------------------------
   John G. Nelson

    /s/ Peter T. Paul                             Director        March 21, 2003
---------------------------------------
   Peter T. Paul

    /s/ Marilyn Peters                            Director        March 21, 2003
---------------------------------------
   Marilyn Peters

    /s/ John Dan Raines, Jr.                      Director        March 21, 2003
---------------------------------------
   John Dan Raines, Jr.

                                 CERTIFICATIONS

I, Henry D. Edelman, certify that:
1. I have reviewed this annual report on Form 10-K of the Federal Agricultural Mortgage Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
                              /s/ Henry D. Edelman
                             -----------------------
                                Henry D. Edelman
                             Chief Executive Officer

I, Nancy E. Corsiglia, certify that:
1. I have reviewed this annual report on Form 10-K of the Federal Agricultural Mortgage Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
                              /s/ Nancy E. Corsiglia
                             ------------------------
                               Nancy E. Corsiglia
                             Chief Financial Officer