Form 10-Q
period 2003-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2003-05-15
CIK 845877

As filed with the Securities and Exchange Commission
                                 on May 15, 2003
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003     Commission File Number 0-17440

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

Yes   [X]               No    [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [X]               No    [  ]

     As of May 1, 2003, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,108,270 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

     The following interim condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited 2002 consolidated financial statements of Farmer Mac included in the Corporation's Form 10-K for the year ended December 31, 2002. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

     The following information concerning Farmer Mac's condensed consolidated financial statements is included in this Form 10-Q beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of March 31, 2003 and
        December 31, 2002.............................................. 3
      Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002.................................. 4
      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002................................. 5
      Notes to Condensed Consolidated Financial Statements............. 6

                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (in thousands)


                                                                     March 31,          December 31,
                                                                       2003                2002
                                                                 ------------------  ------------------
                                                                   (unaudited)          (audited)
 Assets:
   Cash and cash equivalents                                         $ 685,841           $ 723,800
   Investment securities                                               887,280             830,409
   Farmer Mac Guaranteed Securities                                  1,527,338           1,608,507
   Loans                                                             1,010,857             966,123
     Allowance for loan losses                                          (3,028)             (2,662)
                                                                 ------------------  ------------------
       Loans, net                                                    1,007,829             963,461
   Real estate owned, net of valuation allowance of
     $0.6 million and $0.6 million                                       8,173               5,031
   Financial derivatives                                                 1,134                 317
   Interest receivable                                                  39,720              65,276
   Guarantee and commitment fees receivable                              3,653               5,938
   Deferred tax asset                                                    9,911               9,666
   Prepaid expenses and other assets                                    23,548              10,510
                                                                 ------------------  ------------------
       Total Assets                                                $ 4,194,427         $ 4,222,915
                                                                 ------------------  ------------------

 Liabilities and Stockholders' Equity:
 Liabilities:
   Notes payable:
     Due within one year                                           $ 2,799,364         $ 2,895,746
     Due after one year                                              1,032,348             985,318
                                                                 ------------------  ------------------
       Total notes payable                                           3,831,712           3,881,064
   Financial derivatives                                                89,875              94,314
   Accrued interest payable                                             30,772              29,756
   Accounts payable and accrued expenses                                34,603              17,453
   Reserve for losses                                                   17,472              16,757
                                                                 ------------------  ------------------
       Total Liabilities                                             4,004,434           4,039,344

 Stockholders' Equity:
   Preferred Stock:
     Series A, stated at redemption/liquidation value,
       $50 per share, 700,000 shares authorized,
       issued and outstanding                                           35,000              35,000
   Common Stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding                           1,031               1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding                               500                 500
     Class C Non-Voting, $1 par value, no maximum authorization,
       10,107,470 and 10,106,903 shares issued and outstanding
       as of March 31, 2003 and December 31, 2002                       10,107              10,107
   Additional paid-in capital                                           82,537              82,527
   Accumulated other comprehensive income (loss)                        (2,418)               (407)
   Retained earnings                                                    63,236              54,813
                                                                 ------------------  ------------------
       Total Stockholders' Equity                                      189,993             183,571
                                                                 ------------------  ------------------
   Total Liabilities and Stockholders' Equity                      $ 4,194,427         $ 4,222,915
                                                                 ------------------  ------------------

                          See accompanying notes to condensed consolidated financial statements.

                                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except per share amounts)



                                                                   Three Months Ended
                                                         ----------------------------------------
                                                            March 31, 2003       March 31, 2002
                                                         -------------------  -------------------
                                                                       (unaudited)

 Interest income:
   Investments and cash equivalents                            $ 9,177             $ 10,327
   Farmer Mac Guaranteed Securities                             19,512               23,018
   Loans                                                        12,849                3,799
                                                         -------------------  -------------------
     Total interest income                                      41,538               37,144

 Interest expense                                               32,086               29,674
                                                         -------------------  -------------------

 Net interest income                                             9,452                7,470
   Provision for loan losses                                    (1,208)                   -
                                                         -------------------  -------------------
 Net interest income after provision
   for loan losses                                               8,244                7,470
 Guarantee and commitment fees                                   5,094                4,567
 Gains/(Losses) on financial derivatives
  and trading assets                                             3,756                  224
 Gain on the repurchase of debt                                      -                2,490
 Miscellaneous income                                              251                  391
                                                         -------------------  -------------------

 Total revenues                                                 17,345               15,142
                                                         -------------------  -------------------
 Expenses:
   Compensation and employee benefits                            1,440                1,255
   General and administrative                                    1,192                1,097
   Regulatory fees                                                 383                  196
   Provision for losses                                            895                2,016
                                                         -------------------  -------------------
     Total operating expenses                                    3,910                4,564

 Income before income taxes                                     13,435               10,578

 Income tax expense                                              4,452                3,376
                                                         -------------------  -------------------
 Net income                                                      8,983                7,202
                                                         -------------------  -------------------
 Preferred stock dividends                                        (560)                   -
                                                         -------------------  -------------------
 Net income available to common stockholders                   $ 8,423              $ 7,202
                                                         -------------------  -------------------
 Earnings per common share:
   Basic earnings per common share                              $ 0.72               $ 0.62
   Diluted earnings per common share                            $ 0.70               $ 0.59

                          See accompanying notes to condensed consolidated financial statements.

                                 FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)


                                                                              Three Months Ended
                                                                      -------------------------------------
                                                                        March 31, 2003     March 31, 2002
                                                                      ------------------ ------------------
                                                                         (unaudited)        (unaudited)
Cash flows from operating activities:
   Net income                                                              $ 8,983            $ 7,202
   Adjustments to reconcile net income to net cash provided by operating activities:
   Net amortization of investment premiums and discounts                        95              1,167
   Purchases of trading investment securities                               (2,720)            (3,503)
   Mark to market on trading securities and derivatives                     (3,756)              (224)
   Amortization of settled financial derivatives contracts                     298                202
   Gain on the repurchase of debt                                                -             (2,490)
   Total provision for losses                                                2,103              2,016
   Decrease in interest receivable                                          25,556             20,137
   Decrease in guarantee and commitment fees receivable                      2,285              2,285
   Increase in other assets                                                (16,405)            (1,782)
   Amortization of debt premiums, discounts and issuance costs               9,681             10,245
   Increase (decrease) in accrued interest payable                           1,016             (3,657)
   Increase (decrease) in accounts payable and accrued expenses             17,150             (4,894)
                                                                      ------------------ ------------------
    Net cash provided by operating activities                               44,286             26,704

Cash flows from investing activities:
   Purchases of available-for-sale investment securities                  (191,508)           (67,500)
   Purchases of Farmer Mac II Guaranteed Securities and
    AgVantage bonds                                                        (46,936)           (61,273)
   Purchases of loans                                                     (103,410)          (101,491)
   Proceeds from repayment of investment securities                        140,471            112,925
   Proceeds from repayment of Farmer Mac Guaranteed Securities             114,944            116,803
   Proceeds from repayment of loans                                         51,640              2,516
   Proceeds from sale of loans and
    Farmer Mac Guaranteed Securities                                        13,261                  -
   Settlement of financial derivatives                                      (1,165)              (831)
   Purchases of office equipment                                                (5)               (52)
                                                                      ------------------ ------------------
    Net cash (used in) provided by investing activities                    (22,708)             1,097

Cash flows from financing activities:
   Proceeds from issuance of discount notes                             10,148,517         25,948,602
   Proceeds from issuance of medium-term notes                              53,700             11,300
   Payments to redeem discount notes                                   (10,185,804)       (25,884,949)
   Payments to redeem medium-term notes                                    (75,401)           (72,680)
   Proceeds from common stock issuance                                          11                759
   Preferred stock dividends                                                  (560)                 -
                                                                      ------------------ ------------------
    Net cash (used in) provided by financing activities                    (59,537)             3,032
                                                                      ------------------ ------------------
   Net increase (decrease) in cash and cash equivalents                    (37,959)            30,833

   Cash and cash equivalents at beginning of period                        723,800            437,831
                                                                      ------------------ ------------------
   Cash and cash equivalents at end of period                            $ 685,841          $ 468,664
                                                                      ------------------ ------------------

                           See accompanying notes to condensed consolidated financial statements.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

     (a)  Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2003 and 2002.

                                                                        Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                        2003           2002
                                                                     ------------   -----------
                                                                        (in thousands)
Cash paid for:
   Interest                                                            $13,854      $ 15,318
   Income taxes                                                              -             -
Non-cash activity:
   Real estate owned acquired through foreclosure                        5,794         1,662
   Loans acquired and securitized as Farmer Mac
     Guaranteed Securities                                              13,261             -
   Loans acquired from on-balance sheet Farmer Mac
    Guaranteed Securities                                               20,019         6,554

     (b)  Loans

     As of March 31, 2003, loans held by Farmer Mac included $34.6 million held for sale and $976.3 million held for investment. As of December 31, 2002, loans held by Farmer Mac included $37.0 million held for sale and $929.1 million held for investment. Detailed information regarding the allowance for loan losses is presented in Note 1(c).

     (c)  Allowance for Losses

     As of March 31, 2003, Farmer Mac maintained a $21.1 million allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying Long-Term Standby Purchase Commitments ("LTSPCs") and securities guaranteed by Farmer Mac under the Farmer Mac I program after the 1996 revision to its charter ("Post-1996 Act Farmer Mac I Guaranteed
Securities"). (See Note 2 for a description of LTSPCs.) The allowance is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and reduced by charge-offs for actual losses, net of recoveries.

     Farmer Mac's allowance for losses is estimated using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"); those results may be modified by the application of management's judgment that takes into account factors including:
     o    economic conditions;
     o geographic and agricultural commodity concentrations of Farmer Mac's portfolio;
     o    the credit profile of Farmer Mac's portfolio;
     o    delinquency  trends  of  Farmer  Mac's  portfolio;  and
     o    historical   charge-offs  and  recovery  activities  of  Farmer  Mac's
          portfolio.

     The Model offers historical loss experience on agricultural mortgage loans similar to those on which Farmer Mac has assumed credit risk, but over a longer period of time than Farmer Mac's own experience to date. Farmer Mac's systematic methodology for determining its allowance for losses is expected to migrate over time, away from the Model and toward the increased use of Farmer Mac's own historical portfolio loss experience, as that experience continues to develop. During this migration, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment, to develop its loan loss allowance.

     Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

     The table below summarizes the three components of the allowance for losses as of March 31, 2003 and December 31, 2002.

                                                                             March 31,        December 31,
                                                                               2003               2002
                                                                         ----------------   ----------------
                                                                                   (in thousands)
Allowance for loan losses                                                    $ 3,028            $ 2,662
Real estate owned valuation allowance                                            592                592
Reserve for losses:
      On-balance sheet Farmer Mac I Guaranteed Securities                      3,800              4,036
      Off-balance sheet Farmer Mac I Guaranteed Securities                     1,237              1,280
      LTSPCs                                                                  12,435             11,441
                                                                         ----------------   ----------------
Total allowance for losses                                                  $ 21,092           $ 20,011
                                                                         ----------------   ----------------

     Farmer Mac's total provision for losses was $2.1 million for first quarter 2003, compared to $2.0 million for first quarter 2002. During first quarter 2003, Farmer Mac charged off $1.2 million in losses against the allowance for losses and recovered $0.2 million from previously charged off losses, for net charge-offs of $1.0 million. During first quarter 2002, Farmer Mac charged off $0.9 million in losses against the allowance for losses and recorded no recoveries from previously charged off losses, for net charge-offs of $0.9 million. The net charge-offs for first quarter 2003 and 2002 included $0.2 million and $0.1 million, respectively, related to previously accrued or advanced interest on Farmer Mac I Guaranteed Securities.

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the Farm Credit System Reform Act of 1996 (the "1996 Act") or securities issued under the Farmer Mac II program ("Farmer Mac II Guaranteed Securities"). Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. The guaranteed portions of loans collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture ("USDA"). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. To date, Farmer Mac has experienced no losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

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

     All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivatives in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges. Financial derivatives in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Financial derivatives that do not satisfy the hedging criteria of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended ("SFAS 133") are not accounted for as hedges and changes in the fair values of those financial derivatives are reported in income or expense.

     The net after-tax increase to earnings under SFAS 133 during first quarter 2003 totaled $2.5 million, and the net after-tax increase to other comprehensive income (loss) totaled $1.1 million. Substantially all of the increase to other comprehensive income (loss) represented changes in the fair values of forward sale contracts, interest rate swap contracts and settled forward sale contracts using fair values as of March 31, 2003. As of March 31, 2003, Farmer Mac had approximately $61.6 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. During the next twelve months, Farmer Mac estimates that $6.9 million of the amount currently reported in accumulated other comprehensive income (loss) will be reclassified into earnings. For the quarter ended March 31, 2003, the ineffectiveness related to Farmer Mac's designated hedges was insignificant.

     SFAS 133 also required, as the change in the fair value of a hedged item, a $1.5 million increase in the line item "loans" on the consolidated balance sheet for first quarter 2003. For first quarter 2002, the recorded change in the fair value of a hedged item was a $0.6 million decrease in "loans."

     (e)  Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share for the three months ended March 31, 2003 and 2002:

                                                                 Three Months Ended
                                          -----------------------------------------------------------------
                                                    March 31, 2003                  March 31, 2002
                                          --------------------------------  -------------------------------
                                                       Dilutive                        Dilutive
                                            Basic       stock     Diluted     Basic     stock     Diluted
                                             EPS       options      EPS        EPS     options      EPS
                                          ---------- ----------- ---------  --------- ---------- ----------
                                                       (in thousands, except per share amounts)

   Net income available to                $ 8,423                $ 8,423     $ 7,202              $ 7,202
    common stockholders
   Weighted average shares                 11,638       325       11,963      11,580     540       12,120
   Earnings per common share               $ 0.72                 $ 0.70      $ 0.62               $ 0.59


     (f)  Preferred Stock

     On May 6, 2002, the Corporation issued 700,000 shares of 6.40% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"), which has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends, if any. The Series A Preferred Stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the Series A
Preferred Stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date, if any. Farmer Mac will pay cumulative dividends on the Series A Preferred Stock quarterly in arrears, when and if declared by the Board of Directors. The costs of issuing the Series A Preferred Stock were charged to additional paid-in capital.

     On February 6, 2003, Farmer Mac's Board of Directors declared a dividend of $0.80 per share on the Series A Preferred Stock for the period from January 1, 2003 to March 31, 2003, which was paid on March 31, 2003.

     (g)  Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). Accordingly, no compensation expense was recognized in first quarter 2003 or first quarter 2002 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, there would have been no effect on net income available to common stockholders and earnings per share for the three months ended March 31, 2003 and 2002, as no stock options were granted during either period.

     The following table summarizes stock option activity for the three months ended March 31, 2003 and 2002:


                                                              Three Months Ended March 31,
                                             -------------------------------------------------------------
                                                          2003                             2002
                                             ------------------------------  -----------------------------
                                                              Weighted-                        Weighted-
                                                               Average                          Average
                                                               Exercise                        Exercise
                                                Shares          Price            Shares          Price
                                             -------------  ---------------  ---------------  ------------
Outstanding, beginning of period               1,637,111        $ 19.45        1,416,426        $ 17.61
Granted                                                -              -                -             -
Exercised                                              -              -          (26,541)         17.40
Canceled                                               -              -                -             -
                                             -------------  ---------------  ---------------  ------------
Outstanding, end of period                     1,637,111        $ 19.45        1,389,885        $ 17.62
                                             -------------  ---------------  ---------------  ------------

Options exercisable at end of period           1,373,949                       1,065,881
                                             -------------                   ---------------


     (h)  Reclassifications

     Certain reclassifications of prior period information were made to conform to the current period presentation.

     (i)  New Accounting Standards

     On January 1, 2003, Farmer Mac adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145") which requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Prior to the adoption of this standard, gains and losses from the extinguishment or repurchase of debt were classified as extraordinary items. This standard eliminates that classification for most debt extinguishments and requires the reclassification of certain gains and losses that were previously categorized as extraordinary. Such a reclassification was reflected in Farmer Mac's condensed consolidated financial statements as of and for the three months ended March 31, 2002.

     On January 1, 2003, Farmer Mac adopted the liability recognition provisions of the Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). These provisions require Farmer Mac to recognize, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee agreement and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. Subsequently, both the asset and the liability are measured and recorded at their fair value. These provisions have been applied on a prospective basis to guarantees and commitments that were issued or modified on or after January 1, 2003. See Note 2 for additional information on Farmer Mac's guarantee obligations and LTSPCs and the manner in which the obligations to "stand ready" has been reflected in Farmer Mac's condensed consolidated financial statements.

Note 2.  Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

     Farmer Mac offers approved agricultural and rural residential mortgage lenders two off-balance sheet alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program, and (2) LTSPCs, which are available only through the Farmer Mac I program. To be eligible for Farmer Mac I secondary market transactions, a loan must meet Farmer Mac's credit underwriting, appraisal and documentation standards. Accordingly, Farmer Mac believes the credit risk it assumes in each of the two Farmer Mac I transaction alternatives is the same.

     For all guarantees and commitments that were executed on or before December 31, 2002, Farmer Mac's policy for the recognition of guarantee fees on Farmer Mac Guaranteed Securities and commitment fees on LTSPCs is to recognize them on an accrual basis over the life of the underlying loans. Because these fees are paid monthly in arrears, no guarantee fees or commitment fees are unearned at the end of any reporting period. If Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security or an LTSPC, Farmer Mac stops accruing the guarantee or commitment fee upon the purchase of the loan. If the loan becomes current and is repurchased by the seller under the terms of the LTSPC, Farmer Mac resumes accrual of the fee.

     For all guarantees and commitments issued or modified on or after January 1, 2003, Farmer Mac recognizes, at the inception of the guarantee or commitment, an asset that is equal to the fair value of the fees that will be received over the life of each guarantee or commitment and a liability for the fair value of its obligation to stand ready to perform under the guarantee or commitment. Both the asset and the liability are subsequently measured and recorded at their fair value in Farmer Mac's condensed consolidated financial statements.

Off-Balance Sheet Farmer Mac Guaranteed Securities

     Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the trusts are sold to third party investors as Farmer Mac Guaranteed Securities. Farmer Mac guarantees the timely payment of principal and interest on the certificates issued by the trusts, regardless of whether the trusts actually receive scheduled payments on the related underlying loans. As consideration for Farmer Mac's assumption of the credit risk on these mortgage pass-through certificates, Farmer Mac receives an annual guarantee fee that is based upon the outstanding balance of the Farmer Mac Guaranteed Security.

     Farmer Mac is required to perform under its obligation when the loans underlying Farmer Mac Guaranteed Securities do not make their scheduled installment payments. When a loan underlying a Farmer Mac I Guaranteed Security becomes 90 days or more past due, Farmer Mac has the option to repurchase the loan from the trust and generally does repurchase such loans thereby reducing the principal balance of the outstanding Farmer Mac Guaranteed Securities.

     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2003 and December 31, 2002, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

                        Outstanding Balance of
           Off-Balance Sheet Farmer Mac Guaranteed Securities
--------------------------------------------------------------------------------
                                                  March 31,        December 31,
                                                    2003              2002
                                              -----------------  ---------------
                                                        (in thousands)
Farmer Mac I Guaranteed Securities:
   Post-1996 Act                                  $ 271,746        $ 299,940
   Pre-1996 Act                                           -                -
                                              -----------------  ---------------
     Total Farmer Mac I                             271,746          299,940
Farmer Mac II Guaranteed Securities                  65,952           67,109
                                              -----------------  ---------------

     Total Farmer Mac I and II                    $ 337,698        $ 367,049
                                              -----------------  ---------------


     If Farmer Mac exercises its option to purchase a loan that is collateral for a Farmer Mac I Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan, and in the event of a default, would have the right to foreclose upon the underlying collateral. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral.

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

     As of March 31, 2003, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 13.4 years. For the off-balance sheet Farmer Mac I Guaranteed Securities that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses that was $1.2 million as of March 31, 2003 and $1.3 million as of December 31, 2002. For those securities that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its obligation to stand ready under the guarantee as a liability. As of March 31, 2003, this liability approximated $0.2 million and was included in other liabilities on the condensed consolidated balance sheet.

Long-Term Standby Purchase Commitments

     An LTSPC is a commitment by Farmer Mac to purchase eligible loans on one or more undetermined future dates. In consideration for Farmer Mac's assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives an annual commitment fee on the outstanding balance of those loans in monthly installments based on the outstanding balance of those loans.

     An LTSPC permits a seller to nominate from its portfolio a segregated pool of loans, which are retained in the seller's portfolio. Upon nomination, Farmer Mac reviews the loan portfolio to confirm that it is in compliance with Farmer Mac's underwriting standards. Upon Farmer Mac's acceptance of the conforming loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration exposures and, consequently, its regulatory capital requirements and loss reserve requirements. Credit risk is transferred via Farmer Mac's commitment to purchase some or all of the segregated loans from the counterparty based upon Farmer Mac's original credit review and acceptance of the credit risk on the loans.

     The specific events or circumstances that would require Farmer Mac to perform under its LTSPCs include (1) the determination by the holder of the LTSPC to sell some or all of the loans under the LTSPC to Farmer Mac or (2) the failure of the borrower under any loan to make installment payments under that loan for a period of 120 days.

     The LTSPC commits Farmer Mac to purchase these loans:

     o At par, if the loans become four months delinquent, with accrued and unpaid interest payable out of any future loan payments or liquidation proceeds received;
     o At a mark-to-market price, if the loans are not delinquent and are standard Farmer Mac loan products;
     o At a mark-to-market negotiated price for all (but not some) loans in the pool, if they are not four months delinquent; or
     o    In exchange for Farmer Mac Guaranteed Securities.

As of March 31, 2003 and December 31, 2002, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.7 billion and $2.7 billion, respectively.

     If requested to purchase the underlying loans, Farmer Mac would have the right to enforce the terms of the loans, and in the event of loan default, would have the right to foreclose upon the underlying collateral. To date, Farmer Mac has not incurred any charge-offs on LTSPCs. However, Farmer Mac believes that the credit risk assumed in LTSPC transactions is the same as the credit risk assumed on Post-1996 Act Farmer Mac I Guaranteed Securities. Farmer Mac believes that it will generally recover a significant portion of the value of the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral.

     As of March 31, 2003, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.5 years. For the LTSPCs that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses that was $12.4 million as of March 31, 2003 and $11.4 million as of December 31, 2002. For those LTSPCs that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its obligation to stand ready under the commitment as a liability. As of March 31, 2003, this liability approximated $2.0 million and was included in other liabilities on the condensed consolidated balance sheet.

Note 3.  Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income (loss) for the three months ended March 31, 2003 and 2002. For the three months ended March 31, 2003 and 2002, the changes in unrealized gains on securities available-for-sale are net of the related deferred taxes of $1.7 million and $4.5 million, respectively. The changes in the fair value of the financial derivatives classified as cash flow hedges for the three months ended March 31, 2003 and 2002 are net of deferred taxes of $0.6 million and $1.7 million, respectively.


                                                             Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                             2003         2002
                                                         ------------ ------------
                                                               (in thousands)
Net income                                                 $ 8,983      $ 7,202
Change in unrealized gain on securities
  available-for-sale, net of taxes                          (3,157)      (8,327)
Change in the fair value of financial derivatives
   classified as cash flow hedges, net of taxes and
   reclassification adjustments                              1,146        3,250
                                                         ------------ ------------

Comprehensive income (loss)                                $ 6,972      $ 2,125
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

     Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:

     o the rate and direction of development of the secondary market for agricultural mortgage loans;
     o the possible establishment of additional regulatory restrictions or requirements on Farmer Mac by the Farm Credit Administration ("FCA") or other government agencies;
     o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation;
     o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy;
     o protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs;
     o Farmer Mac's continuing access to the debt markets at favorable rates and terms;
     o the possible effect of the risk-based capital requirement which could, under certain circumstances, be in excess of the statutory minimum capital level;
     o the outcome of the pending review of Farmer Mac by the General Accounting Office;
     o    the rate of growth in agricultural mortgage indebtedness;
     o    borrower    preferences   for   fixed-rate    agricultural    mortgage
          indebtedness;
     o competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities; or
     o the effects on the agricultural economy of any changes in federal assistance for agriculture.

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

Critical Accounting Policies and Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. The allowance for losses is presented in three components on the consolidated balance sheet:

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

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on its loans held, real estate owned and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. In estimating probable losses, management considers the results of its proprietary loan pool simulation and guarantee fee model. Those results may be modified by the application of management's judgment that takes into account factors such as economic conditions, geographic and agricultural commodity concentrations of Farmer Mac's portfolio, the credit profile of the portfolio, delinquency trends of the portfolio and historical charge-offs and recovery activities of the portfolio. The allowance is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and reduced by charge-offs for actual losses, net of recoveries.

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

     Further information regarding the allowance for losses is included in "--Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk."

Results of Operations

     Overview. Net income available to common stockholders for first quarter 2003, was $8.4 million or $0.70 per diluted common share, compared to $7.2 million or $0.59 per diluted common share for first quarter 2002.

     Farmer Mac's revenue growth continued in first quarter 2003, reflecting the effects of outstanding guarantee and commitment volume as of March 31, 2003 that was more than $1.1 billion higher than at the close of first quarter 2002 and increased net interest income. During first quarter 2003, Farmer Mac:

     o    added $166.6 million of Farmer Mac I eligible loans under LTSPCs;
     o purchased $59.1 million of newly originated Farmer Mac I eligible loans; and
     o purchased $41.9 million of Farmer Mac II guaranteed portions of loans guaranteed by USDA.

     USDA is currently forecasting net cash income on farms for 2003 to be $51.3 billion, up 11 percent from 2002 forecasted levels of $46.3 billion. The forecasted net cash income on farms for 2003 includes government payments of $17.6 billion, as compared to $13.1 billion in 2002, and increases in total crop and livestock receipts. USDA forecasts farm real estate values to rise by approximately 1.5 percent in 2003, slowing slightly from their growth of 4.0 percent in 2002, 5.2 percent in 2001, and 6.8 percent in 2000. On average, farm real estate values grew nearly 4.0 percent annually during the 1990s. Regionally, farm real estate values may vary with differing rates of increase, or even decrease, depending on differences in land quality and location, commodities grown, credit conditions, non-farm investment opportunities, government farm policies, and production risks and weather uncertainties unique to each region's agriculture.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income was $9.5 million for first quarter 2003, compared to $7.5 million for first quarter 2002. The net interest yield, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was 95 basis points for first quarter 2003, compared to 89 basis points for first quarter 2002. The net interest yields for first quarter 2003 and 2002 included the benefits of yield maintenance payments of 14 basis points and 7 basis points, respectively. The income realized from yield maintenance payments is, in effect, the accelerated present value of an expected future interest income stream, which, in turn, leads to slightly reduced net interest income in future reporting periods. Because the timing and size of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. The effect of the adoption of SFAS 140 was a reclassification of approximately $1.1 million (11 basis points) of guarantee fee income as interest income for first quarter 2003, compared to an immaterial amount for first quarter 2002.

     The following table provides information regarding the average balances and rates of interest-earning assets and funding for the three months ended March 31, 2003 and 2002. The balance of non-accruing loans is included in the average balance of interest earning loans presented, though no related income is included in the income figures presented. The decreases in the average rates for cash and cash equivalents reflect their short-term nature. The decreases in the average rates for investments and loans and Farmer Mac Guaranteed Securities reflect the relatively large proportion of adjustable rates in those asset categories (78.0 percent of investments and 64.1 percent of loans and Farmer Mac Guaranteed Securities). The decrease in the average rate for discount notes also reflects their short-term nature. The decreases in all of these rates track the general decrease in market rates between the two periods.

                                                                         Three Months Ended March 31,
                                          ------------------------------------------------------------------------------------------
                                                             2003                                              2002
                                          --------------------------------------------    ------------------------------------------
                                              Average       Income/        Average            Average         Income/      Average
                                              Balance       Expense         Rate              Balance         Expense       Rate
                                          -------------- -------------- --------------    -------------- -------------- ------------
                                                                             (dollars in thousands)

Interest-earning assets:
  Cash and cash equivalents                  $ 727,265       $ 2,789        1.53%           $ 497,461        $ 2,585        2.08%
  Investments                                  815,501         6,388        3.13%             944,130          7,742        3.28%
  Loans & Farmer Mac Guaranteed Securities   2,444,857        32,361        5.29%           1,904,420         26,817        5.63%
                                          --------------- -------------- -------------    --------------- -------------- -----------
   Total interest earning assets             3,987,623        41,538        4.17%           3,346,011         37,144        4.44%
                                          --------------- --------------                  --------------- --------------

Funding
  Discount notes                             2,738,155        16,467        2.41%           2,217,218         14,161        2.55%
  Medium-term notes                          1,085,048        15,619        5.76%             997,003         15,513        6.22%
                                          --------------- -------------- -------------    --------------- -------------- -----------
  Total interest-bearing liabilities         3,823,203        32,086        3.36%           3,214,221         29,674        3.69%

  Net non-interest-bearing funding             164,420             -           -              131,790              -           -
                                          --------------- -------------- -------------    --------------- -------------- -----------
  Total funding                             $3,987,623        32,086        3.22%          $3,346,011         29,674        3.55%
                                          --------------- -------------- -------------    --------------- -------------- -----------
Net interest income/yield                                    $ 9,452        0.95%                            $ 7,470        0.89%
                                                          -------------- -------------                    -------------- -----------


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

                                                      Three Months Ended March 31, 2003
                                                       Compared to Three Months Ended
                                                               March 31, 2002
                                                 --------------------------------------------
                                                        Increase/(Decrease) Due to
                                                 --------------------------------------------
                                                      Rate          Volume         Total
                                                 --------------- -------------- -------------
                                                                 (in thousands)
Income from interest-earning assets
   Cash and cash equivalents                          $ (267)         $ 471         $ 204
   Investments                                          (335)        (1,019)       (1,354)
   Loans & Farmer Mac Guaranteed Securities           (1,594)         7,138         5,544
                                                 --------------- -------------- -------------
    Total                                             (2,196)         6,590         4,394
   Expense from interest-bearing liabilities            (480)         2,892         2,412
                                                 --------------- -------------- -------------
   Change in net interest income                    $ (1,716)       $ 3,698       $ 1,982
                                                 --------------- -------------- -------------




     Guarantee and Commitment Fees. Guarantee and commitment fees were $5.1 million for first quarter 2003, compared to $4.6 million for first quarter 2002. The increase in guarantee and commitment fees reflects an increase in the average balance of outstanding guarantees and LTSPCs. Excluding the effects of the adoption of SFAS 140 that reclassified $1.1 million of guarantee fee income as interest income, guarantee and commitment fees for first quarter 2003 would have been $6.2 million. The difference or "spread" between the cost of Farmer Mac's debt funding for loans and Post-1996 Act Farmer Mac I Guaranteed Securities held on its books and the yield on those assets is composed of one component that compensates for credit risk, which would continue to be received by Farmer Mac as a guarantee fee if the assets were sold, and another component that compensates for interest rate risk, which would not typically continue to be received by Farmer Mac (except to the extent attributable to any retained interest-only strip) if the asset were sold.

     Miscellaneous income was $0.3 million for first quarter 2003, compared to $0.4 million for first quarter 2002.

     Expenses. Compensation and employee benefits for first quarter 2003 were $1.4 million, compared to $1.3 million for first quarter 2002. Regulatory fees assessed by FCA for first quarter 2003 were $0.4 million, compared to $0.2 million for first quarter 2002. General and administrative expenses for first quarter 2003 were $1.2 million, compared to $1.1 million for first quarter 2002. Farmer Mac expects that general and administrative costs, including professional fees, will remain at higher than historical levels as a result of increased costs to ensure compliance with the new statutory and regulatory requirements relating to corporate governance.

     Farmer Mac's provision for losses was $0.9 million for first quarter 2003, compared to $2.0 million for first quarter 2002. (See "--Quantitative and
Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses and provision for loan losses.) As of March 31, 2003, Farmer Mac's total allowance for losses totaled $21.1 million, or 0.44 percent of outstanding loans held or loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $20.0 million (0.42 percent) as of December 31, 2002.

     Gain on the Repurchase of Debt. For first quarter 2002, Farmer Mac recognized a gain of $2.5 million on the repurchase of $43.8 million of outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an annual interest rate of 5.4 percent. Prior to the adoption of SFAS 145 on January 1, 2003, this gain was presented as a net after-tax extraordinary gain of $1.6 million. These debt securities were replaced with new fixed-rate funding to the same maturity dates at more attractive interest rates, which preserves Farmer Mac's asset-liability match and reduces future interest expense. There were no gains or losses on the repurchase of debt during first quarter 2003.

     Gains on Financial Derivatives and Trading Assets. For first quarter 2003, the gain on financial derivatives and trading assets resulting from the effects of SFAS 133 was $3.8 million, compared to $0.2 million for first quarter 2002. The gains resulted primarily from increases in the fair values of interest rate contracts.

     Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with GAAP. In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. These non-GAAP performance measures are used by Farmer Mac to develop financial plans, to measure Corporate performance, and to set incentive compensation. In management's view, the non-GAAP measures provide relatively less volatile financial information, and are a more accurate representation of Farmer Mac's financial performance, transaction economics and business trends. Investors and the investment analyst community have previously relied upon similar measures to evaluate performance and issue projections. These disclosures are not intended to replace GAAP information but, rather, to supplement it.

     One such measure is core earnings, which Farmer Mac developed to present net income less the after-tax effects of SFAS 133, and less the after-tax net gains and losses on the repurchase of debt that, prior to January 1, 2003, were reported as extraordinary items. Core earnings for first quarter 2003 were $5.9 million, compared to $5.3 million for first quarter 2002. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

             Reconciliation of GAAP Results to Core Earnings
---------------------------------------------------------------------------------

                                               Three Months Ended
                                     -------------------------------------------
                                        March 31, 2003        March 31, 2002
                                     -------------------   ---------------------
                                                  (in thousands)

GAAP net income available
    to common stockholders                $ 8,423               $ 7,202

Less the effects of FAS 133:
    Gains/(Losses) on financial
      derivatives and trading
      assets, net of tax                    2,441                   146
    Benefit from non-amortization
      of premium payments
      on financial derivatives,
      net of tax                               81                   101

Less gains/(losses) on the
    repurchase of debt previously
    reported as extraordinary items             -                 1,619

                                     -------------------   -------------------
Core earnings                             $ 5,901               $ 5,336
                                     -------------------   -------------------


     Business Volume. Farmer Mac purchases eligible loans or USDA-guaranteed portions of loans, securitizes those loans and guarantees timely payments of principal and interest on securities backed by those loans. Farmer Mac may retain those securities in its portfolio or sell them to third parties through the capital markets. Farmer Mac also enters into LTSPCs for eligible loans and exchanges of Farmer Mac Guaranteed Securities for eligible loans or USDA-guaranteed portions of loans ("swaps"). Loans are brought into the Farmer Mac I and Farmer Mac II programs as follows:

     o Farmer Mac's purchases of eligible loans and guarantees of securities backed by those loans are part of the Farmer Mac I program (whether the securities are retained by Farmer Mac or sold);
     o Farmer Mac's purchases of USDA-guaranteed portions of loans and guarantees of securities backed by those guaranteed portions are part of the Farmer Mac II program (whether the securities are retained by Farmer Mac or sold);
     o Farmer Mac's commitments through LTSPCs, which may include either newly originated or seasoned eligible loans, are part of the Farmer Mac I program; and
     o Farmer Mac's swaps of Farmer Mac Guaranteed Securities for USDA-guaranteed portions of loans are part of the Farmer Mac II program and Farmer Mac swaps of Farmer Mac Guaranteed Securities for any other eligible loans are included in the Farmer Mac I program.

     The following table sets forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated.

                                                   Three Months Ended
                                                       March 31,
                                               -----------------------------
                                                   2003            2002
                                               --------------  -------------
                                                      (in thousands)
Loan purchase and guarantee and
    commitment activity:
    Farmer Mac I
      Loans                                       $ 59,054       $ 74,875
      LTSPCs                                       166,574        338,821
    Farmer Mac II Guaranteed Securities             41,893         39,154
                                               --------------  -------------
      Total purchases, guarantees
        and commitments                          $ 267,521       $452,850
                                               --------------  -------------

Farmer Mac I Guaranteed Securities issuances:
    Retained                                           $ -            $ -
    Sold                                            13,261              -
                                               --------------  -------------
      Total                                       $ 13,261            $ -
                                               --------------  -------------


     The purchase price of newly originated and seasoned eligible loans and portfolios purchased by Farmer Mac (none of which were delinquent at the time of purchase) is the fair value based on current market interest rates and Farmer Mac's target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for accepting credit risk on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and assumption of credit risk on commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans (all of which are at least 90 days delinquent at the time of purchase) out of those securities and pools. The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest. The purchase price for defaulted loans purchased under an LTSPC is the current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds received. The following table presents Farmer Mac's loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs.

                                                   Three Months Ended
                                                        March 31,
                                              -----------------------------
                                                  2003            2002
                                              --------------  -------------
                                                     (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases            $ 59,054       $ 74,875

Defaulted loans purchased underlying
    off-balance sheet Farmer Mac I
    Guaranteed Securities                        23,478         19,865

Defaulted loans underlying
    on-balance sheet Farmer Mac I
    Guaranteed Securities transferred
    to loans                                     20,019          6,554

Defaulted loans purchased
    underlying LTSPCs                               859            197



     The decrease in newly originated and current seasoned loan purchases was attributable to a decrease in newly originated Farmer Mac I loan purchases. The combined increase in defaulted loans purchased and in defaulted loans transferred to loans reflect:
     o Farmer Mac's practice of purchasing 90-day delinquent loans out of Farmer Mac I Guaranteed Securities; and
     o recordation in the consolidated financial statements of other loans over which Farmer Mac regained effective control during the period.

With respect to the second circumstance cited, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to exercise its option to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (these options are commonly referred to as "removal-of-account" provisions). Farmer Mac records these loans in the consolidated financial statements during the period in which Farmer Mac has the option to repurchase the loans and therefore regains effective control over the transferred loans.

     The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2003 and first quarter 2002 was
1.8 months and 2.3 months, respectively. Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2003 and first quarter 2002, 77 percent and 24 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.3 years and
13.8 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2003 and first quarter 2002 was 4.8 years and 4.1 years, respectively.

     Indicators of future loan purchase and guarantee volume (but not of future LTSPC, swap or portfolio purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans (other than under an LTSPC) and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of March 31, 2003, outstanding commitments to purchase Farmer Mac I loans totaled $15.1 million, compared to $18.6 million as of March 31, 2002. Of the total Farmer Mac I commitments outstanding as of March 31, 2003 and 2002, $5.8 million and $4.3 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $67.3 million as of March 31, 2003, compared to $82.9 million as of March 31, 2002. Not all of these loans will be purchased, as some will ultimately be denied for credit reasons or withdrawn by the seller.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide. As of March 31, 2003, Farmer Mac's outstanding program volume was $5.5 billion, which represented approximately 12% of management's estimate of a $46 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability objectives over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand. New business volume was down in first quarter 2003. Farmer Mac believes this is traceable to general conditions in the agricultural mortgage market affecting all agricultural mortgage lenders, including the reduced interest of borrowers in long-term fixed rate financing, diminished expansion in the capital intensive livestock sector, and a slowdown in the capital intensive planting of permanent crops, as well as to residual effects of adverse publicity based on misinformation about Farmer Mac disseminated in 2002. Nonetheless, while lender interest in Farmer Mac continues to recover, for 2003 Farmer Mac foresees a continuation in the flow of new volume in the form of Farmer Mac I and II individual loan purchases and additions to existing LTSPC arrangements at levels approximating those of 2002. Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in prior years continue to exist, but no assurance can be given at this time as to the certainty of such transactions.

     As of March 31, 2003, there were 71 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. During 2002, there were 79 approved loan sellers active in the Farmer Mac I program.

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

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of March 31, 2003, there were 132 active sellers in the Farmer Mac II program, compared to 143 as of December 31, 2002 and 130 as of March 31, 2002. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

Balance Sheet Review

     During the three months ended March 31, 2003, total assets decreased by $28.5 million from December 31, 2002, with decreases in program assets (Farmer Mac Guaranteed Securities and loans) of $36.4 million (exclusive of real estate owned) partially offset by increases in non-program assets. For further information regarding on- and off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below. Consistent with the decrease in total assets during the period, total liabilities decreased by $34.9 million from December 31, 2002 to March 31, 2003.

     During the three months ended March 31, 2003, accumulated other comprehensive income (loss) decreased $2.0 million, which is the net effect of a $3.1 million decrease in unrealized gains on securities available for sale and a $1.1 million increase in the fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income (loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of March 31, 2003, Farmer Mac's core capital totaled $192.4 million, compared to $184.0 million as of December 31, 2002. As of March 31, 2003, core capital exceeded Farmer Mac's statutory minimum capital requirement of $136.5 million by $55.9 million.

     FCA issued its final risk-based capital regulation for Farmer Mac on April 12, 2001 and the Corporation was required to meet the risk-based capital standards beginning on May 23, 2002. The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus allowance for losses) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

     o annual losses occur at a rate of default and severity "reasonably related" to the rates of the highest sequential two years in a limited U.S. geographic area; and

     o there is an initial interest rate shock at the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk.

     Farmer Mac was in compliance with the risk-based capital standards under the regulation as of March 31, 2003. As of March 31, 2003, the risk-based capital stress test generated a regulatory capital requirement of $57.9 million. Farmer Mac's regulatory capital of $213.5 million exceeded that amount by approximately $155.6 million. The decrease in the risk-based capital requirement from December 31, 2002 ($73.4 million) to March 31, 2003 ($57.9 million) was a result of changes in the interest rate environment and the ageing of Farmer Mac's loan portfolio. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

Off-Balance Sheet Program Activities

     Farmer Mac offers approved agricultural and rural residential mortgage lenders two off-balance sheet alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program, and (2) LTSPCs, which are available only through the Farmer Mac I program. To be eligible for Farmer Mac I secondary market transactions, a loan must meet Farmer Mac's credit underwriting, appraisal and documentation standards. Accordingly, Farmer Mac believes the credit risk it assumes in each of the two Farmer Mac I transaction alternatives is the same and considers the effects of all on- and off-balance sheet activities on its overall portfolio diversification and credit risk. See Note 2 to Farmer Mac's condensed consolidated financial statements above for more detail on the Corporation's off-balance sheet program activities.

Quantitative and Qualitative Disclosures About Market Risk Management

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this risk. Those provisions require borrowers to make an additional payment when they prepay their loans, so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and in the event of prepayment, compensate the Corporation for its interest rate risks to a large degree. As of March 31, 2003, 55 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 90 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current loans purchased in first quarter 2003, 10 percent had yield maintenance or another form of prepayment protection (including 37 percent of all loans with fixed interest rates). None of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

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

     Farmer Mac's $685.8 million of cash and cash equivalents as of March 31, 2003 matures within three months and are match-funded with discount notes having similar maturities. Investment securities of $887.3 million as of March 31, 2003 consist of $691.8 million (78.0 percent) of floating rate securities that all have rates that adjust within one year. These floating rate investments are funded using a series of discount note issuances. Each successive discount note issuance matures on or about the corresponding repricing date of the related investment.

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

Farmer Mac manages the interest rate risk related to such loans, and any related Farmer Mac Guaranteed Securities or debt issuance, through the use of forward sale contracts on the debt and mortgage-backed securities of other government-sponsored enterprises and futures contracts involving U.S. Treasury securities. Farmer Mac uses forward sale contracts on government-sponsored enterprise securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac I Guaranteed Securities.

     Since interest rate sensitivity may change with the passage of time and as interest rates change, Farmer Mac assesses this exposure on a regular basis and rebalances its portfolio of assets and liabilities as necessary through:

     o    purchasing mortgage assets in the ordinary course of business;
     o    refunding existing liabilities; or
     o using derivatives to alter the characteristics of existing assets or liabilities.

     The most strenuous measure of Farmer Mac's interest rate risk is the sensitivity of its Market Value of Equity ("MVE") to parallel yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of March 31, 2003 and December 31, 2002 to an immediate and instantaneous parallel shift in the yield curve.

                      Percentage Change in MVE from
                                Base Case
                      ---------------------------------
      Interest Rate       March 31,      December 31,
        Scenario            2003             2002
    ---------------   ---------------  ----------------
       + 300 bp           11.6%             15.6%
       + 200 bp            8.1%             11.0%
       + 100 bp            4.4%              5.9%
       - 100 bp           -5.7%             -7.1%
       - 200 bp            N/A*              N/A*
       - 300 bp            N/A*              N/A*

* As of the date indicated, a -200 bp parallel shift of the U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.



     During 2002 and first quarter 2003, interest rates fell to historic lows and interest rate volatility increased significantly. Despite the volatile interest rate environment, Farmer Mac's interest rate sensitivity during first quarter 2003 remained relatively stable and at relatively low levels. As of March 31, 2003, Farmer Mac's effective duration gap, another standard measure of interest rate risk, decreased to minus 3.0 months, compared to minus 3.6 months as of December 31, 2002. As of both March 31, 2003 and December 31, 2002, Farmer Mac's MVE and net interest income ("NII") showed positive sensitivity to increasing interest rates and negative sensitivity to continued decreases in interest rates.

     As of March 31, 2003, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 5.2 percent, while a parallel decrease of 100 basis points would have decreased NII by 5.7 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. Both MVE and NII continue to be less sensitive to non-parallel shocks than to the parallel shocks. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate the effectiveness of the Corporation's approach to managing its interest rate risk exposures.

     The economic effects of financial derivatives, including interest rate swaps, are included in the MVE, NII and duration gap analyses. Farmer Mac generally enters into various interest rate swaps to reduce interest rate risk as follows:

     o "floating-to-fixed interest rate swaps" in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties; these swaps adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of longer-term reset and fixed-rate mortgages and other assets and provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market;
     o "fixed-to-floating interest rate swaps" in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties; these swaps adjust the characteristics of long-term debt to match more closely the cash flow and duration characteristics of short-term assets; and
     o "basis swaps" in which it pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties; these swaps alter interest rate indices of liabilities to match those of assets, and vice versa.

As of March 31, 2003, Farmer Mac had $1.187 billion combined notional amount of interest rate swaps with terms ranging from one month to 15 years. Of those interest rate swaps, $726.6 million were floating-to-fixed rate interest rate swaps, $360.5 million were basis swaps and $100.0 million were fixed-to-floating interest rate swaps.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the statement of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of March 31, 2003, Farmer Mac had no uncollateralized net exposure to any counterparty.

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

     For loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities, ten percent first-loss subordinated interests mitigate Farmer Mac's credit risk exposure. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac generally assumes 100 percent of the credit risk on loans held for investment and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Farmer Mac's credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States. Farmer Mac believes it has little or no credit risk exposure to loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities because of the subordinated interests, or to USDA-guaranteed portions because of the USDA guarantee. The outstanding principal balance of loans held and loans underlying Farmer Mac Guaranteed Securities (including AgVantage bonds) or LTSPCs is summarized in the table below.

                                        March 31,        December 31,
                                         2003               2002
                                    ----------------   ---------------
                                             (in thousands)
Farmer Mac I:
   Post-1996 Act                      $ 4,844,487       $ 4,850,234
   Pre-1996 Act                            29,216            31,960
Farmer Mac II:
   USDA-guaranteed portions               650,152           645,790
                                  ----------------   ---------------
                                      $ 5,523,855       $ 5,527,984
                                  ----------------   ---------------

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

     Farmer Mac I credit underwriting standards require that the loan-to-value ("LTV") ratio for any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an integrator may have an LTV ratio of up to 75 percent, a part-time farm loan supported by private mortgage insurance may have an LTV ratio of up to 85 percent and a rural housing loan supported by private mortgage insurance may have an LTV ratio of up to 97 percent. In the case of newly originated loans that are not part-time farm or rural housing loans, borrowers on the loans must, among other criteria set out in Farmer Mac's underwriting standards, also meet the following standard pro forma (that is, giving effect to the new loan) credit ratios:

     o    debt-to-asset ratio of 50 percent or less;
     o cash flow debt service coverage ratio on the mortgaged property of not less than 1:1;
     o total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1; and
     o    ratio of current assets to current liabilities of not less than 1:1.

     Farmer Mac's underwriting standards provide for acceptance of loans that do not conform to one or more of the standard underwriting ratios, other than LTV ratio, when:

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

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths have historically demonstrated a lower rate of default than that of loans that conformed to all of the standard credit ratios. As of March 31, 2003, a total of $1.5 billion (30.5 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Post-1996 Act Farmer Mac I Guaranteed Securities were approved based upon compensating strengths ($32.6 million of which had original LTV ratios of greater than 70 percent). During first quarter 2003, $57.4 million (25.4 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($0.3 million of which had original LTV ratios of greater than 70 percent).

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

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held, real estate owned and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, ("SFAS 5") and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards. For accepting the credit risk on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively. For loans held, Farmer Mac receives interest income that includes a component that correlates to its guarantee fee, which Farmer Mac views as compensation for accepting credit risk.

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

     Farmer Mac's allowance for losses is estimated using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"); those results may be modified by the application of management's judgment that takes into account factors including:

     o    economic conditions;
     o geographic and agricultural commodity concentrations of Farmer Mac's portfolio;
     o    the credit profile of Farmer Mac's portfolio;
     o    delinquency trends of Farmer Mac's portfolio; and
     o    historical   charge-offs  and  recovery  activities  of  Farmer  Mac's
          portfolio.

     The Model offers historical loss experience on agricultural mortgage loans similar to those on which Farmer Mac has assumed credit risk, but over a longer period of time than Farmer Mac's own experience to date. Farmer Mac's systematic methodology for determining its allowance for losses is expected to migrate over time, away from the Model and toward the increased use of Farmer Mac's own historical portfolio loss experience, as that experience continues to develop. During this migration, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment, to develop its loan loss allowance.

     Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

     In addition, Farmer Mac specifically analyzes its portfolio of non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) on a loan-by-loan basis. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total amount due, including principal, interest and advances under SFAS 114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total amount due, Farmer Mac specifically determines an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

     Management believes that the general allowance, which is the difference between the total allowance for losses (generated through use of the Model) and the specific allowances, adequately covers any probable losses inherent in the portfolio of performing loans under SFAS 5.

     Farmer Mac considers that the methodology described above produces a reliable estimate of the total probable losses inherent in the Farmer Mac portfolio. The Model:

     o runs various configurations of loan types, terms, economic conditions and borrower eligibility criteria to generate a distribution of loss exposures over time for all loans in the portfolio;
     o uses historical agricultural real estate loan origination and servicing data that reflect varied economic conditions and stress levels in the agricultural sector;
     o contains features that allow variations for changes in loan portfolio characteristics to make the data set more representative of Farmer Mac's portfolio and credit underwriting standards; and
     o considers the effects of the ageing of the loan portfolio along the expected loss curves associated with individual cohort origination years, including the segments that are entering into or coming out of their peak default years.

     Farmer Mac analyzes various iterations of the Model data to evaluate its overall allowance for loss and back tests the results to validate the Model. Such tests use prior period data to project losses expected in a current period and compare those projections to actual losses incurred during the current period.

     The allowance for losses is increased through periodic provisions for losses charged to expense and reduced by charge-offs for actual losses, net of recoveries that are recognized if liquidation proceeds exceed previous estimates. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.

     The following table summarizes the changes in the components of the allowance for losses for the three months ended March 31, 2003 and 2002:

                                     Three Months Ended March 31, 2003                        Three Months Ended March 31, 2002
                          -------------------------------------------------------------------------------------------------------
                            Allowance       REO                      Total      Allowance      REO                      Total
                            for Loan     Valuation     Reserve     Allowance     for Loan   Valuation    Reserve      Allowance
                             Losses      Allowance    for Losses   for Losses     Losses    Allowance   for Losses   for Losses
                          ------------ -------------- ------------ ----------- ----------- ----------- ------------ ---------------
                                             (in thousands)                                        (in thousands)
Beginning balance            $ 2,662        $ 592     $ 16,757     $ 20,011      $ 1,352         $ -    $ 14,532     $ 15,884
     Provision for losses      1,208            -          895        2,103            -           -       2,016        2,016
     Net allocation of
      allowance                    -            -            -            -        1,900           -      (1,900)           -
     Net charge-offs            (842)           -         (180)      (1,022)        (816)          -         (67)        (883)
                          ------------ ------------- ------------ ------------ ----------- ----------- ------------ --------------

Ending balance               $ 3,028        $ 592     $ 17,472     $ 21,092      $ 2,436         $ -    $ 14,581     $ 17,017
                          ------------ ------------- ------------ ------------ ----------- ----------- ------------ --------------

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

     Farmer Mac's total provision for losses was $2.1 million for first quarter 2003, compared to $2.0 million for first quarter 2002. During first quarter 2003, Farmer Mac charged off $1.2 million in losses against the allowance for losses and recovered $0.2 million from previously charged off losses, for net charge-offs of $1.0 million. During first quarter 2002, Farmer Mac charged off $0.9 million in losses against the allowance for losses and recorded no recoveries from previously charged off losses, for net charge-offs of $0.9 million. As of March 31, 2003, Farmer Mac's allowance for losses totaled $21.1 million, or 44 basis points of the outstanding principal balance of loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $20.0 million (42 basis points) as of December 31, 2002.

     As of March 31, 2003, loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned ("Post-1996 Act non-performing assets") totaled $94.8 million and represented 1.97 percent of the principal balance of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $87.1 million (2.32 percent) as of March 31, 2002. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. As of March 31, 2003, Farmer Mac's 90-day delinquencies totaled $76.2 million and represented 1.58 percent of the principal balance of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $79.2 million (2.11 percent) as of March 31, 2002. From quarter to quarter, Farmer Mac anticipates the 90-day delinquencies will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

                             Outstanding
                            Post-1996 Act                                           Less:
                               Loans,               Non-                           REO and
                           Guarantees and        performing                      Performing          90-Day
                               LTSPCs              Assets        Percentage     Bankruptcies     Delinquencies      Percentage
                          ------------------  ----------------- -------------- ---------------- ----------------- ----------------
                                                                     (dollars in thousands)
As of:
 March 31, 2003           $ 4,820,887          $ 94,822            1.97%          $ 18,662         $ 76,160           1.58%
 December 31, 2002          4,821,634            75,308            1.56%            17,094           58,214           1.21%
 September 30, 2002         4,506,330            91,286            2.03%            11,460           79,826           1.77%
 June 30, 2002              4,489,735            65,196            1.45%            14,931           50,265           1.12%
 March 31, 2002             3,754,171            87,097            2.32%             7,903           79,194           2.11%
 December 31, 2001          3,428,176            58,279            1.70%             3,743           54,536           1.59%
 September 30, 2001         3,318,796            71,686            2.16%             5,183           66,503           2.00%
 June 30, 2001              3,089,460            53,139            1.72%             4,274           48,865           1.58%
 March 31, 2001             2,562,374            67,134            2.62%             2,154           64,980           2.54%



     As of March 31, 2003, approximately $1.8 billion (37.4 percent) of Farmer Mac's outstanding loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years compared to $1.4 billion (37.0 percent) of such loans as of March 31, 2002. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of March 31, 2003, Farmer Mac's loan-by-loan analysis of its $94.8 million of non-performing assets and their updated appraisals or management's estimates of discounted values indicated that $81.6 million of non-performing assets were adequately collateralized, based on updated appraisals or management's estimates of discounted collateral values, and that the allocation of specific allowances to those loans was not necessary. Farmer Mac's
loan-by-loan   analyses   indicated   that  the  remaining   $13.2  million  had
insufficient collateral to cover the loan balance, accrued interest and expenses. Farmer Mac has specifically allocated $2.6 million of allowances to those under-collateralized loans. As of March 31, 2003, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $18.5 million relating to inherent probable loss in the portfolio, bringing the total allowance for losses to $21.1 million. The following table summarizes the Farmer Mac's non-performing assets and allowance for losses:

          Farmer Mac I Post-1996 Act Non-performing Assets and Allowance for Losses
---------------------------------------------------------------------------------------------------------------

                                             As of March 31, 2003                As of December 31, 2002
                                      ------------------------------------  -----------------------------------
                                        (in thousands)
                                                              Specific                             Specific
                                        Non-performing       Allowance        Non-performing       Allowance
                                            Assets           for Losses           Assets          for Losses
                                      -------------------  ---------------  -------------------  --------------
Loans 90 days or more past due             $ 29,636            $ 172             $ 17,600           $ 238
Loans in foreclosure                         20,254              992               16,856             519
Loans in bankruptcy *                        36,167              864               35,229             687
Real estate owned                             8,765              592                5,623             592
                                      -------------------  ---------------  -------------------  --------------
   Total                                   $ 94,822          $ 2,620             $ 75,308         $ 2,036
                                      -------------------  ---------------  -------------------  --------------

                                                              Allowance                            Allowance
                                                             for Losses                           for Losses
                                                           ---------------                      --------------
Specific allowance for losses                                $ 2,620                              $ 2,036
General allowance for losses                                  18,472                               17,975
                                                           ---------------                      --------------

   Total allowance for losses                               $ 21,092                             $ 20,011
                                                           ---------------                      --------------

* Includes loans that are performing under either their original loan terms or a court-approved bankruptcy plan.




Based on Farmer Mac's loan-by-loan analyses, loan collection experience and continuing provisions for the allowance for losses, Farmer Mac believes that specific and inherent probable losses are covered adequately by the allowance for losses.

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

     Loan-to-value ratios depend upon the economic value of a property with due regard for its income-producing potential in the hands of a competent operator. As required by Farmer Mac's collateral valuation standards, an appraisal of agricultural real estate must include analysis of the income producing capability of the property and address the income estimate in the market analysis. Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type or an operator's business and farming skills.

     As of March 31, 2003, the weighted-average original loan-to-value ratio for all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 49 percent, and the weighted-average original loan-to-value ratio for all Post-1996 Act non-performing assets was 55 percent.

     The following table summarizes the Post-1996 Act non-performing assets by original loan-to-value ratio (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment):

 Distribution of Post-1996 Act Non-performing
       Assets by Original LTV Ratio
           as of March 31, 2003
---------------------------------------------------
          (dollars in thousands)
                       Post-1996 Act
                      Non-performing
Original LTV Ratio       Assets        Percentage
-------------------- -------------   --------------
  0.00% to 40.00%     $ 10,107           11%
 40.01% to 50.00%       14,812           15%
 50.01% to 60.00%       32,044           34%
 60.01% to 70.00%       34,994           37%
 70.01% to 80.00%        2,314            2%
    80.01% +               551            1%
                     ------------- -------------
              Total   $ 94,822          100%
                     ------------- -------------


     The following table presents outstanding loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Post-1996 Act non-performing assets and specific allowances for losses as of March 31, 2003 by year of origination, geographic region and commodity.

         Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
--------------------------------------------------------------------------------------------------------------------
                           Distribution of
                            Outstanding         Outstanding
                               Loans,              Loans            Post-1996 Act        Non-         Specific
                           Guarantees and      Guarantees and      Non-performing     Performing      Allowance
                               LTSCPs             LTSCPs              Assets (1)      Asset Rate      for Losses
                         ------------------- -----------------   ------------------  ------------   -------------
                                                           (dollars in thousands)
By year of origination:
  Before 1994                     14%             656,706            $ 5,615             0.86%            $ -
  1994                             3%             161,094                525             0.33%              -
  1995                             3%             152,784              5,523             3.61%            299
  1996                             7%             348,287             13,751             3.95%            107
  1997                             8%             379,679             15,874             4.18%             49
  1998                            14%             686,499             17,212             2.51%          1,171
  1999                            15%             733,962             17,089             2.33%            615
  2000                             9%             435,926             10,643             2.44%            350
  2001                            13%             611,339              7,274             1.19%             14
  2002                            12%             570,185              1,316             0.23%             15
  2003                             2%              84,426                  -             0.00%              -
                         ------------------- ------------------ ---------------- ---------------- --------------
Total                            100%         $ 4,820,887           $ 94,822             1.97%        $ 2,620
                         ------------------- ------------------ ---------------- ---------------- --------------

By geographic region (2):
  Northwest                       23%         $ 1,129,302           $ 48,776             4.32%        $ 1,605
  Southwest                       49%           2,348,282             32,521             1.38%            403
  Mid-North                       11%             509,789              5,328             1.05%             50
  Mid-South                        5%             224,955              6,053             2.69%            460
  Northeast                        6%             295,467              1,321             0.45%            102
  Southeast                        6%             313,092                823             0.26%              -
                         ------------------- ------------------ ---------------- ---------------- --------------
Total                            100%         $ 4,820,887           $ 94,822             1.97%        $ 2,620
                         ------------------- ------------------ ---------------- ---------------- --------------

By commodity:
  Crops                           42%         $ 2,048,046           $ 35,451             1.73%          $ 533
  Permanent plantings             28%           1,360,505             39,837             2.93%          1,544
  Livestock                       21%           1,005,134             17,206             1.71%            498
  Part-time farm                   8%             369,349              2,328             0.63%             45
  Other                            1%              37,853                  -             0.00%              -
                         ------------------- ------------------ ---------------- ---------------- --------------
Total                            100%         $ 4,820,887           $ 94,822             1.97%        $ 2,620
                         ------------------- ------------------ ---------------- ---------------- --------------

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

            Farmer Mac I Post-1996 Act Charge-offs and Specific Allowance for Losses
               Relative to all Cumulative Original Loans, Guarantees and LTSPCs
------------------------------------------------------------------------------------------------------------------------------------

                                                Cumulative                                              Combined
                               Cumulative     Original Loans,                        Current           Charge-off
                                   Net          Guarantees        Charge-off         Specific         and Specific
                               Charge-offs      and LTSPCs           Rate           Allowances       Allowance Rate
                             ---------------- ---------------- ----------------- -----------------  -----------------
                                                             (dollars in thousands)
By year of origination:
  Before 1994                       $ -          $ 1,779,699         0.00%               $ -              0.00%
  1994                                -              320,650         0.00%                 -              0.00%
  1995                              300              294,694         0.10%               299              0.20%
  1996                            1,128              570,705         0.20%               107              0.22%
  1997                            2,980              625,398         0.48%                49              0.48%
  1998                            2,243              972,088         0.23%             1,171              0.35%
  1999                              737              978,433         0.08%               615              0.14%
  2000                              660              574,815         0.11%               350              0.18%
  2001                                -              734,905         0.00%                14              0.00%
  2002                                -              647,197         0.00%                15              0.00%
  2003                                -               53,060         0.00%                 -              0.00%
                             ---------------- ---------------- ----------------- -----------------  -----------------
Total                           $ 8,048          $ 7,551,644         0.11%           $ 2,620              0.14%
                             ---------------- ----------------                   -----------------

By geographic region (1):
  Northwest                     $ 4,085          $ 1,913,969         0.21%           $ 1,605              0.30%
  Southwest                       3,908            3,361,045         0.12%               403              0.13%
  Mid-North                           -              782,228         0.00%                50              0.01%
  Mid-South                           5              337,934         0.00%               460              0.14%
  Northeast                           -              514,474         0.00%               102              0.02%
  Southeast                          50              641,994         0.01%                 -              0.01%
                             ---------------- ---------------- ----------------- -----------------  -----------------

Total                           $ 8,048          $ 7,551,644         0.11%           $ 2,620              0.14%
                             ---------------- ----------------                   -----------------

By commodity:
  Crops                         $ 1,301          $ 3,179,919          0.04%            $ 533              0.06%
  Permanent plantings             5,580            2,039,271          0.27%            1,544              0.35%
  Livestock                         917            1,641,724          0.06%              498              0.09%
  Part-time farm                    250              596,816          0.04%               45              0.05%
  Other                               -               93,914          0.00%                -              0.00%
                             ---------------- ---------------- ----------------- -----------------  -----------------

Total                           $ 8,048          $ 7,551,644          0.11%          $ 2,620              0.14%
                             ---------------- ----------------                   -----------------

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

     Debt Issuance. Section 8.6(e) of Farmer Mac's statutory charter (12 U.S.C. ss. 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable amounts for business operations, including adequate liquidity. Farmer Mac funds its program operations primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac's debt obligations consist of discount notes and medium-term notes issued to obtain funds principally to cover the costs of purchasing and holding loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues discount notes and medium-term notes to obtain funds for investments, transaction costs and guarantee payments. The Corporation's discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by any rating agency and the interest and principal thereon are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income on Farmer Mac's discount notes and medium-term notes has no tax exemption under federal law from federal, state or local taxation.

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.8 billion was outstanding as of March 31, 2003), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

     Liquidity. The funding and liquidity needs of Farmer Mac's business programs are driven by the purchase and retention of eligible loans and Farmer Mac Guaranteed Securities, the maturities of Farmer Mac's discount notes and medium-term notes and payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac's primary sources of funds to meet these needs are:

     o principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities and LTSPCs; and
     o    the issuance of discount notes and medium-term notes.

     Farmer Mac projects its expected cash flows from loans and securities, other earnings and the sale of assets and matches those with its obligations to retire debt and pay other liabilities as they come due. Farmer Mac issues discount notes and medium-term notes to meet the needs associated with its business operations, including liquidity, and also to increase its presence in the capital markets in order to enhance the liquidity and pricing efficiency of its discount notes and medium-term notes and Farmer Mac Guaranteed Securities transactions and so improve the mortgage rates available to farmers, ranchers and rural homeowners. Though Farmer Mac's mortgage purchases do not currently necessitate daily debt issuance, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac's liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets during first quarter 2003. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities ranging from one day to approximately 90 days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. Subject to dollar limitations, the Corporation's board of directors has authorized non-program investments in:

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

As of March 31, 2003, Farmer Mac was in compliance with the dollar limitations and investment authorizations set forth in its investment guidelines.

     As a result of Farmer Mac's regular issuance of discount notes and medium-term notes and its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to access the capital markets at favorable rates. During first quarter 2003 and throughout the period of inaccurate and misleading publicity about the Corporation during 2002, Farmer Mac maintained regular daily access to the discount note market at rates comparable to the issuance and trading levels of other government-sponsored enterprise discount notes. Farmer Mac's continued ability to access the discount note market at such favorable rates could be affected by continued inaccurate and misleading publicity about Farmer Mac or unusual trading in its securities. Farmer Mac believes such factors caused spread levels in secondary market trading of its outstanding medium-term notes to widen during second quarter 2002. Although those trading spreads have improved and Farmer Mac returned to issuing medium-term notes at favorable issuance spreads, the foregoing factors could affect future medium-term note issuance spreads adversely and cause Farmer Mac to emphasize floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market provides favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets. Farmer Mac compensates for this risk by pricing the required net yield on program asset purchases to reflect the higher cost of medium-term notes issuance versus the savings achieved in the interest rate swap market.

     Farmer Mac maintains an investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities that reprice within one year, which can be drawn upon for liquidity needs. As of March 31, 2003, Farmer Mac's cash and cash equivalents and investment securities totaled $685.8 million and $887.3 million, respectively, a combined 37.5 percent of total assets. For first quarter 2003, exclusive of daily overnight discount note issuances that were invested overnight, the average discount note issuance term and re-funding frequency was approximately 77 days.

Other Matters

     On June 26, 2002, the Senate Committee on Agriculture, Nutrition, and Forestry requested that the U.S. General Accounting Office ("GAO") conduct an independent analysis of a number of issues relating to Farmer Mac. The Committee made this request of the GAO in response to reports Farmer Mac believes to be misleading and speculation about Farmer Mac produced by certain hedge funds acting as "short sellers," who stood to gain if the price of Farmer Mac securities was depressed, and in concurrent articles by a reporter for a major newspaper. Farmer Mac made it clear that those reports and articles were inaccurate and misleading and welcomed the independent analysis by the GAO as an opportunity to confirm that Farmer Mac continues to fulfill its Congressionally-established mission in a financially safe and sound manner.

     The GAO report was requested by the Committee specifically to address Farmer Mac's financial stability; corporate governance; compensation policies; investment practices; the non-voting status of Farmer Mac's Class C common stock; and the fulfillment of Farmer Mac's Congressionally-established mission.

     Farmer Mac looks forward to the GAO report as an opportunity to remove the confusion that has been cast over it, so that it may continue to fulfill its Congressional mission for agricultural borrowers and the lenders who serve them.


 Supplemental Information

     The following tables present quarterly and annual information regarding loan purchases, guarantees and commitments and outstanding guarantees and commitments.

               Farmer Mac Purchases, Guarantees and Commitments
--------------------------------------------------------------------------------------------------
                                      Farmer Mac I
                           -----------------------------------
                                Loans &
                              Guaranteed
                              Securities         LTSPCs         Farmer Mac II         Total
                           ----------------------------------- ----------------- -----------------
                                                       (in thousands)
For the quarter ended:

   March 31, 2003             $ 59,054         $ 166,574          $ 41,893         $ 267,521
   December 31, 2002            62,841           395,597            38,714           497,152
   September 30, 2002           58,475           140,157            37,374           236,006
   June 30, 2002               551,690           280,904            57,769           890,363
   March 31, 2002               74,875           338,821            39,154           452,850
   December 31, 2001            62,953           237,292            51,056           351,301

For the year ended:
   December 31, 2002           747,881         1,155,479           173,011         2,076,371
   December 31, 2001           272,127         1,032,967           198,171         1,503,265

                 Outstanding Balance of Farmer Mac Loans and
           On- and Off-Balance Sheet Guarantees and Commitments (1)
------------------------------------------------------------------------------------------------------------------
                                               Farmer Mac I
                              --------------------------------------------------
                                       Post-1996 Act
                              ---------------------------------
                                   Loans &
                                 Guaranteed
                                 Securities (2)      LTSPCs       Pre-1996 Act     Farmer Mac II       Total
                              ---------------- ---------------- ---------------- ---------------- ----------------
                                                                 (in thousands)
As of:
     March 31, 2003            $ 2,111,867      $ 2,732,620         $ 29,216        $ 650,152      $ 5,523,855
     December 31, 2002           2,168,994        2,681,240           31,960          645,790        5,527,984
     September 30, 2002          2,127,460        2,407,469           35,297          630,452        5,200,678
     June 30, 2002               2,180,948        2,336,886           37,873          617,503        5,173,210
     March 31, 2002              1,655,485        2,126,485           41,414          592,836        4,416,220
     December 31, 2001           1,658,716        1,884,260           48,979          595,156        4,187,111
     September 30, 2001          1,605,160        1,731,861           58,813          608,944        4,004,778
     June 30, 2001               1,572,800        1,537,061           65,709          579,251        3,754,821
     March 31, 2001              1,466,443        1,083,528           72,646          549,003        3,171,620


(1) Farmer Mac assumes 100 percent of the credit risk on Post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II loans are guaranteed by the USDA.

(2) Periods prior to June 30, 2001 include only Farmer Mac I Guaranteed Securities.

                                         Outstanding Balance of Loans Held and Loans Underlying
                                            On-Balance Sheet Farmer Mac Guaranteed Securities
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Total
                                  Fixed Rate             5-to-10-Year          1-Month-to-3-Year             Held in
                             (10-yr. wtd. avg. term)     ARMs & Resets               ARMs                   Portfolio
                             ----------------------- ----------------------  ----------------------  ----------------------
                                                                    (in thousands)
As of:
     March 31, 2003                $ 880,316              $ 1,057,310               $ 515,910              $ 2,453,536
     December 31, 2002             1,003,434                  981,548                 494,713                2,479,695
     September 30, 2002            1,000,518                  934,435                 498,815                2,433,768
     June 30, 2002                 1,016,997                  892,737                 516,892                2,426,626
     March 31, 2002                  751,222                  797,780                 350,482                1,899,484
     December 31, 2001               764,115                  790,948                 302,169                1,857,232



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk Management--Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of and accounting policies for financial derivatives, see Note 1(d) of the condensed consolidated financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further information regarding Farmer Mac's debt issuance and liquidity risks.

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

          Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on January 10, 2003, Farmer Mac issued an aggregate of 567 shares of its Class C Non-Voting Common Stock, at an issue price of $30.64 per share, to the nine Directors who elected to receive such stock in lieu of their cash retainers.

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

*  3.2    -    Amended  and  restated  By-Laws  of  the  Registrant  (Form  10-Q filed August 12, 1999).

** 4.1    -    Specimen Certificate for Farmer Mac Class A Voting Common Stock.

** 4.2    -    Specimen Certificate for Farmer Mac Class B Voting Common Stock.

** 4.3    -    Specimen Certificate for Farmer Mac Class C Non-Voting Common
               Stock.

** 4.4   -     Certificate of Designation of Terms and Conditions of Farmer  Mac
               6.40% Cumulative Preferred Stock, Series A.

+* 10.1   -    Stock   Option   Plan  (Previously  filed  as   Exhibit  19.1  to
               Form 10-Q filed August 14, 1992).

+* 10.1.1 -    Amendment  No.  1  to   Stock  Option  Plan   (Previously   filed
               as Exhibit 10.2 to Form 10-Q filed August 16, 1993).

+* 10.1.2 -    1996 Stock  Option  Plan  (Form  10-Q  filed  August 14, 1996).

+* 10.1.3 -    Amended  and  Restated  1997  Incentive  Plan  (Form  10-Q  filed
               August 12, 1999).

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

______________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

______________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

______________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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


______________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

      (b) Reports on Form 8-K.

     On January 24, 2003, the Registrant furnished to the Commission a Current Report on Form 8-K that attached a press release announcing the Registrant's financial results for fourth quarter 2002. On the same day, the Registrant furnished to the Commission an additional Current Report on Form 8-K that attached a press release amplifying the previously announced financial results for fourth quarter 2002.

     On February 10, 2003, the Registrant filed with the Commission a Current Report on Form 8-K announcing the dividends declared on the Registrant's 6.40% Cumulative Preferred Stock, Series A.

     On March 27, 2003, the Registrant furnished to the Commission a Current Report on Form 8-K attaching the certifications of Henry D. Edelman, the Registrant's Chief Executive Officer, and Nancy E. Corsiglia, the Registrant's Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION


May 15, 2003

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

Date: May 15, 2003
                              /s/ Henry D. Edelman
                             ------------------------
                              Henry D. Edelman
                              Chief Executive Officer

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

Date: May 15, 2003
                             /s/ Nancy E. Corsiglia
                            -------------------------
                              Nancy E. Corsiglia
                              Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION



                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                      FOR THE PERIOD ENDING MARCH 31, 2003

                                  EXHIBIT INDEX


Exhibit No.                   Description                         Page No.
-----------                   -----------                         --------


4.1         Specimen Certificate for Farmer Mac Class A Voting Common Stock

4.2         Specimen Certificate for Farmer Mac Class B Voting Common Stock

4.3         Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock

4.4 Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A



                                                                                           Exhibit 4.1

CLASS A VOTING                                                                      SHARES ___________
COMMON STOCK

PAR VALUE OF $1.00 EACH


ESTABLISHED UNDER THE LAWS OF THE UNITED STATES             [graphic]                 THE CLASS A VOTING COMMON STOCK
                                                                                      CAN ONLY BE TRANSFERRED TO CLASS A
                                                                                      ELIGIBLE HOLDERS. SEE REVERSE SIDE
                                                                                      FOR CERTAIN DEFINITIONS.

HOLDERS OF THE COMMON STOCK DO NOT
HAVE PREEMPTIVE RIGHTS.  SEE REVERSE SIDE.                                            CUSIP 313148  10  8

                                     FEDERAL AGRICULTURAL MORTGAGE CORPORATION

        -------------------------------------------------------------------------------------------------
        THIS CERTIFIES THAT




        IS THE OWNER OF

        -------------------------------------------------------------------------------------------------
                    FULLY PAID AND NON-ASSESSABLE SHARES OF THE CLASS A VOTING COMMON STOCK OF

    FEDERAL AGRICULTURAL MORTGAGE CORPORATION, transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate and shares represented hereby are issued and shall be subject to the provisions of Title
VIII of the Farm Credit Act of 1971, as amended, and the Bylaws, rules and regulations of the Corporation, and all amendments thereto (copies of which are on files with the Transfer Agent), to all of which the holder hereof by acceptance of this Certificate assents.
     This Certificate is not valid until countersigned and registered by the Transfer Agent and Registrar.
     Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.


[corporate seal]  Dated:

COUNTERSIGNED AND REGISTERED:
  AMERICAN STOCK TRANSFER & TRUST COMPANY
                        TRANSFER AGENT AND REGISTRAR

BY


            AUTHORIZED SIGNATURE                            SECRETARY                 CHAIRMAN OF THE  BOARD


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

The Corporation is authorized to issue more than one class or series of stock. The Corporation will furnish without charge to each shareholder who so requests a statement of the designations, preferences, restrictions, limitations and relative rights of the shares of each class of stock or series thereof which the Corporation is authorized to issue.

             RESTRICTIONS UPON SHARES OF CLASS A VOTING COMMON STOCK

     The transfer of shares of Class A Voting Common Stock is restricted by, and is subject to restrictions imposed or which may be imposed under the authority of, provisions of Title VIII of the Farm Credit Act of 1971, as amended (the "Act"). The following statements summarize the provisions of the Act as in effect on July 30, 1999 and are qualified by reference thereto and to any subsequent amendments thereto.

     Under the Act, shares of a class of Voting Common Stock may only be held by a holder eligible to hold that class of Voting Common Stock. Eligible Holders of Class A Voting Common Stock are defined in the Act as entities that are banks, insurance companies and other financial entities that are not institutions of the Farm Credit System.

     Pursuant to its authority under the Act, the Board has provided that shares of Voting Common Stock that have been acquired by Eligible Holders may thereafter be sold and transferred to security brokers and dealers who will acquire the shares for the purpose of making a secondary market in such shares.

     The Board has also provided that any entity entitled to own shares of Common Stock may cause such shares as it owns to be registered on the books of the Corporation in its own name or in the name of a nominee.

                              NO PREEMPTIVE RIGHTS

     No holder of the shares of the Corporation of any class, now or hereafter authorized, shall as such holder have any preemptive or preferential right to subscribe to, purchase, or receive any shares of the Corporation of any class, now or hereafter authorized, or any rights or options for any such shares or any rights or options to subscribe to or purchase any such shares or other securities convertible into or exchangeable for or carrying rights or options to purchase shares of any class or other securities that may at any time be issued, sold or offered for sale by the Corporation or subjected to the rights or options to purchase granted by the Corporation. The holder hereof by acceptance of this Certificate consents and agrees to the foregoing and renounces any such preemptive or preferential rights which he might otherwise as such holder have.


     The following abbreviations, when used in the inscription on the lace of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations.



TEN COM - as tenants in common             UNIF GIFT MIN ACT-___Custodian____         UNIF TRAN MIN ACT___Custodian___
TEN ENT - as tenants by the entireties                     (Cust)      (Minor)                       (Cust)      (Minor)
JT TEN - as joint tenants with right of    under Uniform Gifts to Minors              under Uniform Transfers to Minors
survivorship and not as tenants            Act_________________                       Act________________________
in common                                        (state)                                         (state)


Additional abbreviations may also be used though, not in the above list.

For value received ___________________________________________________hereby sell(s), assign(s), and transfer(s) unto


  PLEASE INSERT TAXPAYER
  IDENTIFYING NUMBER OF ASSIGNEE

(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE OF ASSIGNEE)

Class A Shares represented by the within Certificate, and do(es) hereby irrevocably constitute and appoint

_____________________________________________________________________________Attorney
to transfer the said Shares on the books of the within-named Corporation with full power of substitution in the premises

Dated____________________________________________________________________________________________

NOTICE: THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME AS WRITTEN ON THE
FACE OF THE CERTIFICATE IN EVERY PARTICULAR WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE
WHATEVER

                        Signature(s) Guaranteed

                    By_________________________________________________

                    THE SIGNATURES SHOULD BE GUARANTEED BY A ELIGIBILE GUARANTOR
                    INSTITUTION   (BANKS   STOCKBROKERS,    SAVINGS   AND   LOAN
                    ASSOCIATIONS AND CREDIT UNIONS WITH MEMBERSHIP IN AN APROVED
                    SIGNATURE  GUARANTEE  MEDALLION  PROGRAM) PURSUANT TO S.E.C.
                    RULE 17Ad-15)

KEEP THIS  CERTIFICATE  IN A SAFE PLACE.  IF IT IS LOST,  STOLEN,  MUTILATED  OR
DESTROYED,  THE CORPORATION  WILL REQUIRE A BOND INDEMNITY AS A CONDITION TO THE
ISSUANCE OF A REPLACEMENT CERTIFICATE


                                                                   Exhibit 4.2



NUMBER __________                                                                   SHARES ____________


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                 ESTABLISHED UNDER THE LAWS OF THE UNITED STATES
                           CLASS B VOTING COMMON STOCK

                                                                              THE CLASS B VOTING COMMON STOCK
                                                                              CAN ONLY BE TRANSFERRED TO CLASS B
                                                                              ELIGIBLE HOLDERS. SEE REVERSE SIDE.
HOLDERS OF THE COMMON STOCK DO NOT
HAVE PREEMPTIVE RIGHTS.  SEE REVERSE SIDE.                                    CUSIP 313148  20  7



        -------------------------------------------------------------------------------------------------
        THIS CERTIFIES THAT


        IS THE OWNER OF

        -------------------------------------------------------------------------------------------------
  FULLY PAID AND NON-ASSESSABLE SHARES OF THE PAR VALUE OF $1.00 EACH OF THE CLASS B VOTING COMMON STOCK OF


     FEDERAL AGRICULTURAL MORTGAGE CORPORATION, transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate and shares represented hereby are issued and shall be subject to the provisions of Title
VIII of the Farm Credit Act of 1971, as amended, and the Bylaws, rules and regulations of the Corporation, and all amendments thereto (copies of which are on files with the Transfer Agent), to all of which the holder hereof by acceptance of this Certificate assents.
     This Certificate is not valid until countersigned by the Transfer Agent.
     Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Dated:

                  SECRETARY               [corporate seal]              CHAIRMAN OF THE BOARD


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

The Corporation is authorized to issue more than one class or series of stock. The Corporation will furnish without charge to each shareholder who so requests a statement of the designations, preferences, restrictions, limitations and relative rights of the shares of each class of stock or series thereof which the Corporation is authorized to issue.

             RESTRICTIONS UPON SHARES OF CLASS B VOTING COMMON STOCK

     The transfer of shares of Class B Voting Common Stock is restricted by, and is subject to restrictions imposed or which may be imposed under the authority of, provisions of Title VIII of the Farm Credit Act of 1971, as amended (the "Act"). The following statements summarize the provisions of the Act as in effect on November 23, 1993 and are qualified by reference thereto and to any subsequent amendments thereto.

     The Act provides that the board of directors of the Corporation (the "Board") shall arrange for an initial offering of Common Stock and shall take whatever other actions are necessary to proceed with the operations of the Corporation. Under the Act, shares of a class of Voting Common Stock may only be held by a holder eligible to hold that class of Voting Common Stock.

     Eligible Holders of Class B Voting Common Stock are defined in the Act as the entities which are institutions of the Farm Credit System.

     Pursuant to its authority under the Act, the Board has provided that shares of Voting Common Stock that have been acquired by Eligible Holders may thereafter be sold and transferred to security brokers and dealers who will acquire the shares for the purpose of making a secondary market in such shares.

     The Board has also provided that any entity entitled to own shares of Common Stock may cause such shares as it owns to be registered on the books of the Corporation in its own name or in the name of a nominee.

                                   PREFERENCES

     The ratio of dividends paid on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock will be 3-to-1. The ratio of distributions in any liquidation, dissolution or winding up of the Corporation, after payment in full of all amounts due on any preferred stock, on each share of Class C Non-Voting Common Stock to each share of Voting Common Stock is required to be 3-to-1. Each of these ratios may be decreased only by the affirmative vote of the holders of two-thirds of the outstanding shares of Class C Non-Voting Common Stock.

                            PREEMPTIVE RIGHTS

   No holder of the shares of the Corporation of any class, now or hereafter authorized, shall as such holder have any preemptive or preferential right to subscribe to, purchase, or receive any shares of the Corporation of any class, now or hereafter authorized, or any rights or options for any such shares or any rights or options to subscribe to or purchase any such shares or other securities convertible into or exchangeable for or carrying rights or options to purchase shares of any class or other securities that may at any time be issued, sold or offered for sale by the Corporation or subjected to the rights or options to purchase granted by the Corporation. The holder hereof by acceptance of this Certificate consents and agrees to the foregoing and renounces any such preemptive or preferential rights which he might otherwise as such holder have.





For value received ___________________________________________________hereby sell(s), assign(s), and transfer(s) unto


  PLEASE INSERT TAXPAYER
  IDENTIFYING NUMBER OF ASSIGNEE


(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE OF ASSIGNEE)


Class B Shares represented by the within Certificate, and do(es) hereby irrevocably constitute and appoint

_____________________________________________________________________________Attorney
to transfer the said Shares on the books of the within-named Corporation with full power of substitution in the premises


Dated____________________________________________________________________________________________

NOTICE: THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME AS WRITTEN ON THE
FACE OF THE CERTIFICATE IN EVERY PARTICULAR WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE
WHATEVER




                                                                                 Exhibit 4.3

CLASS C NON-VOTING                                                               SHARES ___________
COMMON STOCK

PAR VALUE OF $1.00 EACH


ESTABLISHED UNDER THE LAWS OF THE UNITED STATES             [graphic]           SEE REVERSE SIDE FOR
                                                                                CERTAIN DEFINITIONS.



HOLDERS OF THE COMMON STOCK DO NOT                                              CUSIP 313148  30  6
HAVE PREEMPTIVE RIGHTS.  SEE REVERSE SIDE.


                                 FEDERAL AGRICULTURAL MORTGAGE CORPORATION

        -------------------------------------------------------------------------------------------------
        THIS CERTIFIES THAT


        IS THE OWNER OF

        -------------------------------------------------------------------------------------------------
                   FULLY PAID AND NON-ASSESSABLE SHARES OF THE CLASS C NON-VOTING COMMON STOCK OF

     FEDERAL AGRICULTURAL MORTGAGE CORPORATION, transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate and shares represented hereby are issued and shall be subject to the provisions of Title
VIII of the Farm Credit Act of 1971, as amended, and the Bylaws, rules and regulations of the Corporation, and all amendments thereto (copies of which are on files with the Transfer Agent), to all of which the holder hereof by acceptance of this Certificate assents.
     This Certificate is not valid until countersigned and registered by the Transfer Agent and Registrar.
     Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

[corporate seal]  Dated:



COUNTERSIGNED AND REGISTERED:
  AMERICAN STOCK TRANSFER & TRUST COMPANY
                        TRANSFER AGENT AND REGISTRAR

BY


            AUTHORIZED SIGNATURE                            SECRETARY                        CHAIRMAN OF THE  BOARD


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

The Corporation is authorized to issue more than one class or series of stock. The Corporation will furnish without charge to each shareholder who so requests a statement of the designations, preferences, restrictions, limitations and relative rights of the shares of each class of stock or series thereof which the Corporation is authorized to issue.

                              NO PREEMPTIVE RIGHTS

     No holder of the shares of the Corporation of any class, now or hereafter authorized, shall as such holder have any preemptive or preferential right to subscribe to, purchase, or receive any shares of the Corporation of any class, now or hereafter authorized, or any rights or options for any such shares or any rights or options to subscribe to or purchase any such shares or other securities convertible into or exchangeable for or carrying rights or options to purchase shares of any class or other securities that may at any time be issued, sold or offered for sale by the Corporation or subjected to the rights or options to purchase granted by the Corporation. The holder hereof by acceptance of this Certificate consents and agrees to the foregoing and renounces any such preemptive or preferential rights which he might otherwise as such holder have.


The following abbreviations, when used in the inscription on the lace of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations.

TEN COM - as tenants in common             UNIF GIFT MIN ACT-___Custodian____         UNIF TRAN MIN ACT___Custodian___
TEN ENT - as tenants by the entireties                     (Cust)      (Minor)                       (Cust)      (Minor)
JT TEN - as joint tenants with right of    under Uniform Gifts to Minors              under Uniform Transfers to Minors
survivorship and not as tenants            Act_________________                       Act________________________
in common                                        (state)                                         (state)

Additional abbreviations may also be used though, not in the above list.

For value received ___________________________________________________hereby sell(s), assign(s), and transfer(s) unto


  PLEASE INSERT TAXPAYER
  IDENTIFYING NUMBER OF ASSIGNEE

(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE OF ASSIGNEE)

Class C Shares represented by the within Certificate, and do(es) hereby irrevocably constitute and appoint



_____________________________________________________________________________Attorney
to transfer the said Shares on the books of the within-named Corporation with full power of substitution in the premises


Dated____________________________________________________________________________________________

NOTICE: THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME AS WRITTEN ON THE
FACE OF THE CERTIFICATE IN EVERY PARTICULAR WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE
WHATEVER

                        Signature(s) Guaranteed

                        By_________________________________________________

                    THE SIGNATURES SHOULD BE GUARANTEED BY A ELIGIBILE GUARANTOR
                    INSTITUTION   (BANKS   STOCKBROKERS,    SAVINGS   AND   LOAN
                    ASSOCIATIONS AND CREDIT UNIONS WITH MEMBERSHIP IN AN APROVED
                    SIGNATURE  GUARANTEE  MEDALLION  PROGRAM) PURSUANT TO S.E.C.
                    RULE 17Ad-15)

KEEP THIS CERTIFICATE IN A SAFE PLACE. IF IT IS LOST, STOLEN, MUTILATED OR
DESTROYED, THE CORPORATION WILL REQUIRE A BOND INDEMNITY AS A CONDITION TO THE
ISSUANCE OF A REPLACEMENT CERTIFICATE.

                                                                     Exhibit 4.4

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION

               CERTIFICATE OF DESIGNATION OF TERMS AND CONDITIONS
                                       of
                   6.40% CUMULATIVE PREFERRED STOCK, SERIES A
      (par value $1.00 per share; liquidation preference $50.00 per share)

     I, Jerome G. Oslick, Secretary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the United States of America ("Farmer Mac" or the "Corporation"), do hereby certify that, pursuant to authority vested in the Board of Directors of Farmer Mac by Section 8.4(e) of the Farm Credit Act of 1971, as amended (12 U.S.C. ss.ss. 2279aa-4(e)), the Board of Directors adopted resolutions on June 7, 2001 and February 7, 2002, which resolutions are now, and at all times since such dates have been, in full force and effect, and that the Chief Executive Officer, pursuant to the authority delegated to him by such resolutions, approved the final terms of the public issuance and sale of the preferred stock of Farmer Mac designated above.

     The 6.40%  Cumulative  Preferred  Stock,  Series A shall have the following
designation,   powers,   preferences,   rights,   privileges,    qualifications,
limitations, restrictions, terms and conditions:

1.  Designation, Par Value, Number of Shares and Seniority

     The class of preferred stock of the Corporation created hereby (the "Preferred Stock") shall be designated "6.40% Cumulative Preferred Stock, Series A," shall have a par value of $1.00 per share and a liquidation preference of $50.00 per share and shall consist of 700,000 shares. The Board of Directors, or a duly authorized committee thereof, shall be permitted to increase the authorized number of such shares at any time. The Preferred Stock shall rank senior to the Class A Voting Common Stock, Class B Voting Common Stock and Class C Non-Voting Common Stock of the Corporation (collectively, the "Common Stock") to the extent provided in this Certificate.

2.  Dividends

     (a) Holders of outstanding shares of the Preferred Stock shall be entitled to receive, ratably, when as and if declared by the Board of Directors in its sole discretion, out of funds legally available for dividend payments, cumulative quarterly cash dividends at the annual rate of 6.40% of its liquidation preference, or $3.20, per share of Preferred Stock. Dividends on the Preferred Stock shall accrue from but not including May 6, 2002 and shall be payable when, as and if declared by the Board of Directors on March 31, June 30, September 30 and December 31 of each year (each, a "Dividend Payment Date"), beginning on June 30, 2002. If a Dividend Payment Date is not a "Business Day," the related dividend shall be paid on the next Business Day with the same force and effect as though paid on the Dividend Payment Date, without any increase to account for the period from such Dividend Payment Date through the date of actual payment. For these purposes, "Business Day" means a day other than (i) a Saturday or Sunday, (ii) a day on which New York City banks are closed or (iii) a day on which the offices of Farmer Mac are closed. The "Dividend Period" relating to a Dividend Payment Date shall be the period from but not including the preceding Dividend Payment Date (or from but not including May 6, 2002 in the case of the first Dividend Payment Date) through and including the related Dividend Payment Date. If declared, the dividend payable in respect of the first Dividend Period shall be $0.48 per share. The amount of dividends payable in respect of any quarterly Dividend Period other than the first Dividend Period shall be computed at a rate equal to $3.20 divided by four. The amount of dividends payable for any period shorter than a full quarterly Dividend Period shall be computed on the basis of twelve 30-day months and a 360-day year. Dividends shall be paid to holders of record of outstanding shares of the Preferred Stock as they appear in the books and records of Farmer Mac on the record date fixed by the Board of Directors, not to be earlier than 45 days nor later than 10 days preceding the applicable Dividend Payment Date.

     If Farmer Mac redeems the Preferred Stock, any accrued and unpaid dividends through and including the date of redemption shall be included in the redemption price of the shares redeemed and shall not be separately payable.

     (b) No dividends shall be declared or paid or set apart for payment on the Common Stock or any other class or series of stock ranking junior to or (except as hereinafter provided) on a parity with the Preferred Stock with respect to the payment of dividends unless dividends have been declared and paid or set apart (or ordered by our Board of Directors to be set apart) for payment on the outstanding Preferred Stock in respect of the then-current and any prior Dividend Periods; provided, however, that the foregoing dividend preference shall not in any way create any claim or right in favor of the holders of the Preferred Stock in the event that Farmer Mac shall not have declared or paid or set apart (or the Board of Directors shall not have ordered to be set apart) dividends on the Preferred Stock in respect of any prior Dividend Period. In the event that Farmer Mac shall not pay any one or more dividends or any part thereof on the Preferred Stock, the holders of the Preferred Stock shall not have any claim in respect of such non-payment so long as no dividend (other than those referred to above) is paid on the Common Stock or any junior or parity stock in violation of the next preceding sentence.

     (c) If, prior to November 6, 2003, an amendment to the Internal Revenue Code of 1986, as amended (the "Code"), is enacted that reduces or eliminates the percentage of the dividends-received deduction applicable to the Preferred Stock as specified in Section 243(a)(1) of the Code or any successor provision (the "Dividends-Received Percentage"), including any change applicable only to certain categories of stock, which change is applicable to the Preferred Stock, certain adjustments may be made in respect of the dividends payable by the Corporation, and Post Declaration Date Dividends and Retroactive Dividends (as such terms are defined below) may become payable, as described below.

     The amount of each dividend payable (if declared) per share of Preferred Stock for dividend payments made on or after the effective date of such change in the Code shall be adjusted by multiplying the amount of the dividend payable pursuant to Section 2(a) (before adjustment) by a factor, which shall be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent (with one-half cent rounded up):

                               1 - 0.35(1 - 0.70)
                              --------------------
                               1 - 0.35(1 - DRP)

For the purposes of the DRD Formula, "DRP" means the Dividends-Received Percentage (expressed as a decimal) applicable to the dividend in question; provided, however, that if the Dividends-Received Percentage applicable to the dividend in question is less than 50%, then the DRP shall equal 0.50. No amendment to the Code, other than a change in the percentage of the dividends-received deduction set forth in Section 243(a)(1) of the Code or any successor provision, or a change in the percentage of the dividends-received deduction for certain categories of stock, which change is applicable to the Preferred Stock, shall give rise to an adjustment.

     Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of assurance from the Internal Revenue Service (the "IRS") to the effect that such an amendment does not apply to a dividend payable on the Preferred Stock, then such amendment shall not result in the adjustment provided for pursuant to the DRD Formula with respect to such dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. Unless the context otherwise requires, references to dividends herein shall mean dividends as adjusted by the DRD Formula.

     Notwithstanding the foregoing, if any such amendment to the Code is enacted after the dividend payable on a Dividend Payment Date has been declared but before such dividend is paid, the amount of the dividend payable on such Dividend Payment Date shall not be increased. Instead, additional dividends (the "Post Declaration Date Dividends"), equal to the excess, if any, of (x) the product of the dividend paid by the Corporation on such Dividend Payment Date and the DRD Formula (where the DRP used in the DRD Formula would be equal to the greater of the Dividends-Received Percentage applicable to the dividend in question and .50) over (y) the dividend paid by the Corporation on such Dividend Payment Date, shall be payable (if declared) to holders of Preferred Stock on the record date applicable to the next succeeding Dividend Payment Date, in addition to any other amounts payable on such date.

     If any such amendment to the Code is enacted and the reduction in the Dividends-Received Percentage retroactively applies to a Dividend Payment Date as to which the Corporation previously paid dividends on the Preferred Stock (each, an "Affected Dividend Payment Date"), the Corporation shall pay (if declared) additional dividends (the "Retroactive Dividends") to holders on the record date applicable to the next succeeding Dividend Payment Date (or, if such amendment is enacted after the dividend payable on such Dividend Payment Date has been declared, to holders on the record date applicable to the second succeeding Dividend Payment Date following the date of enactment) in an amount equal to the excess of (x) the product of the dividend paid by the Corporation on each Affected Dividend Payment Date and the DRD Formula (where the DRP used in the DRD Formula would be equal to the greater of the Dividends-Received Percentage and 0.50 applied to each Affected Dividend Payment Date) over (y) the sum of the dividend paid by the Corporation on each Affected Dividend Payment Date. The Corporation shall make only one payment of Retroactive Dividends for any such amendment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of assurance from the IRS to the effect that such amendment does not apply to a dividend payable on an Affected Dividend Payment Date for the Preferred Stock, then such amendment shall not result in the payment of Retroactive Dividends with respect to such Affected Dividend Payment Date. The opinion referenced in the previous sentence must be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation.

     In the event that the amount of dividends payable per share of the Preferred Stock is adjusted pursuant to the DRD Formula and/or Post Declaration Date Dividends or Retroactive Dividends are to be paid, the Corporation shall give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends and Retroactive Dividends to be given as soon as practicable to the holders of Preferred Stock.

     (d) Notwithstanding any other provision of this Certificate, the Board of Directors, in its discretion, may choose to pay dividends on the Preferred Stock without the payment of any dividends on the Common Stock or any other outstanding class or series of stock ranking junior to the Preferred Stock with respect to the payment of dividends.

     (e) No dividend shall be declared or paid or set apart for payment on any shares of the Preferred Stock if at the same time any arrears or default exists in the payment of dividends on any outstanding class or series of stock of Farmer Mac ranking senior to or (except as provided herein) on a parity with the Preferred Stock with respect to the payment of dividends. If and whenever dividends, having been declared, shall not have been paid in full, as aforesaid, on shares of the Preferred Stock and on the shares of any other class or series of stock of Farmer Mac ranking on a parity with the Preferred Stock with respect to the payment of dividends, all such dividends that have been declared on shares of the Preferred Stock and on the shares of any such other class or series shall be paid pro rata, so that the respective amounts of dividends paid per share on the Preferred Stock and on such other class or series shall in all cases bear to each other the same ratio that the respective amounts of dividends declared but unpaid per share on the shares of the Preferred Stock (including any adjustments due to changes in the Dividends-Received Percentage) and on the shares of such other class or series bear to each other.

     (f) Holders of shares of the Preferred Stock shall not be entitled to any dividends, whether payable in cash or in property, other than as herein provided and shall not be entitled to interest, or any sum in lieu of interest, on or in respect of any dividend payment.

3.  Optional Redemption

     (a) The Preferred Stock shall not be redeemable before June 30, 2012. On that date and at any time thereafter, subject to the notice provisions set forth in Section 3(b) below and to any further limitations that may be imposed by law, Farmer Mac may redeem the Preferred Stock, in whole or in part, out of funds legally available therefor, at the redemption price of $50.00 per share plus an amount, determined in accordance with Section 2 above, equal to the amount of any accrued and unpaid dividends for any prior Dividend Periods and for the then-current Dividend Period through and including the date of redemption. If less than all of the outstanding shares of the Preferred Stock are to be redeemed, Farmer Mac shall select shares to be redeemed from the outstanding shares not previously called for redemption by lot or pro rata (as nearly as possible) or by any other method which Farmer Mac in its sole discretion deems fair.

     (b) In the event Farmer Mac shall redeem any or all of the Preferred Stock, Farmer Mac shall give notice of such redemption by first class mail, postage prepaid, mailed neither less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares of the Preferred Stock being redeemed, at such holder's address as the same appears in the books and records of Farmer Mac. Each such notice shall state the number of shares to be redeemed, the redemption price, the redemption date and the place at which such holder's certificate(s) representing shares of the Preferred Stock must be presented for cancellation or exchanges, as the case may be, upon such redemption. In the event that fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof. Failure to duly give notice, or any defect in the notice, to any holder of the Preferred Stock shall not affect the validity of the proceedings for the redemption of shares of any other holder of the Preferred Stock being redeemed.

     (c) If any redemption date is not a Business Day, payment of the redemption price may be made on the next Business Day with the same force and effect as if made on the redemption date, and no interest, additional dividends or other sums will accrue on the amount payable from the redemption date to the next Business Day.

     (d) Notice having been mailed as aforesaid, from and after the redemption date specified therein and upon payment of the consideration set forth in
Section 3(a) above, said shares of the Preferred Stock shall no longer be deemed to be outstanding, and all rights of the holders thereof as holders of the Preferred Stock shall cease, with respect to shares so redeemed.

     (e) Any shares of the Preferred Stock so redeemed shall, after such redemption, no longer have the status of authorized, issued or outstanding shares.

     (f) The Preferred Stock shall not be subject to any mandatory redemption, sinking fund or other similar provisions. In addition, holders of the Preferred Stock shall have no right to require redemption of any shares of the Preferred Stock.

4.  No Voting Rights

     Except as set forth in Section 9 below, the shares of the Preferred Stock shall not have any voting powers, either general or special.

5.  No Conversion or Exchange Rights

     The holders of shares of the Preferred Stock shall not have any right to convert such shares into or exchange such shares for any other class or series of stock or obligations of Farmer Mac.

6.  No Preemptive Rights

     No holder of the Preferred Stock shall as such holder be entitled as a matter of right to subscribe for or purchase, or have any preemptive right with respect to, any new or additional issue of other shares, rights, options or other securities of any class of Farmer Mac whatsoever, whether now or hereafter authorized and whether issued for cash or other consideration or by way of dividend.

7.  Liquidation Rights and Preference

     (a) Except as otherwise set forth herein, upon the voluntary or involuntary dissolution, liquidation or winding up of Farmer Mac, after payment of or provision for the liabilities of Farmer Mac and the expenses of such dissolution, liquidation or winding up, the holders of the outstanding shares of the Preferred Stock shall be entitled to receive out of the assets of Farmer Mac available for distribution to stockholders, before any payment or distribution shall be made on the Common Stock or any other class or series of stock of Farmer Mac ranking junior to the Preferred Stock upon liquidation, the amount of $50.00 per share plus an amount, determined in accordance with Section 2 above, equal to the amount of any accrued and unpaid dividends for any prior Dividend Periods and for the then-current Dividend Period through and including the date of payment in respect of such dissolution, liquidation or winding up. The holders of the outstanding shares of any class or series of stock of Farmer Mac ranking on a parity with the Preferred Stock upon liquidation shall be entitled to receive out of the assets of Farmer Mac available for distribution to stockholders, before any such payment or distribution shall be made on the Common Stock or any other class or series of stock of Farmer Mac ranking junior to the Preferred Stock and to such parity stock upon liquidation, any corresponding preferential amount to which the holders of such parity stock may, by the terms thereof, be entitled; provided, however, that if the assets of Farmer Mac available for distribution to stockholders shall be insufficient for the payment of the full amounts to which the holders of the outstanding shares of the Preferred Stock and the holders of the outstanding shares of such parity stock shall be entitled to receive upon such dissolution, liquidation or winding up of Farmer Mac as aforesaid, then, subject to paragraph (b) of this Section 7, all of the assets of Farmer Mac available for distribution to stockholders shall be distributed to the holders of outstanding shares of the Preferred Stock and to the holders of outstanding shares of such parity stock pro rata, so that the amounts so distributed to holders of the Preferred Stock and to holders of such classes or series of such parity stock, respectively, shall bear to each other the same ratio that the respective distributive amounts to which they are so entitled (including any adjustment due to changes in the Dividends-Received Percentage) bear to each other. After the payment of the aforesaid amounts to which they are entitled, the holders of outstanding shares of the Preferred Stock and the holders of outstanding shares of any such parity stock shall not be entitled to any further participation in any distribution of assets of Farmer Mac. Solely for purposes of Section 8.4(e)(3) of the Farm Credit Act of 1971, as amended, the Preferred Stock shall be deemed to have a par value of $50.00 per share.

     (b) Notwithstanding the foregoing, upon the dissolution, liquidation or winding up of Farmer Mac, the holders of shares of the Preferred Stock then outstanding shall not be entitled to be paid any amounts to which such holders are entitled pursuant to paragraph (a) of this Section 7 unless and until the holders of any classes or series of stock of Farmer Mac ranking senior to the Preferred Stock upon liquidation shall have been paid all amounts to which such classes or series are entitled pursuant to their respective terms.

     (c) Neither the sale, lease or exchange of all or substantially all of the property or business of Farmer Mac, nor the merger, consolidation or combination of Farmer Mac into or with any other corporation or entity, shall be deemed to be a dissolution, liquidation or winding up for the purpose of this Section 7.

8.  Additional Classes or Series of Stock

     The Board of Directors shall have the right at any time in the future to authorize, create and issue, by resolution or resolutions, one or more additional classes or series of stock of Farmer Mac, and to determine and fix the distinguishing characteristics and the relative rights, preferences, privileges and other terms of the shares thereof. Any such class or series of stock may rank senior to, on a parity with or junior to the Preferred Stock as to dividends, upon liquidation or otherwise.

9.  Amendments

     Farmer Mac, by or under the authority of the Board of Directors, may amend, alter, supplement or repeal any provision of this Certificate pursuant to the following terms and conditions:

          (a) Without the consent of the holders of the Preferred Stock, Farmer Mac may amend, alter, supplement or repeal any provision of this Certificate to cure any ambiguity, to correct or supplement any provision herein which may be defective or inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Certificate, provided that such action shall not materially and adversely affect the interests of the holders of the Preferred Stock.

          (b) The consent of the holders of at least two-thirds of all of the shares of the Preferred Stock at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of the Preferred Stock shall vote together as a class, shall be necessary for authorizing, effecting or validating the amendment, alteration, supplementation or repeal of the provisions of this Certificate if such amendment, alteration, supplementation or repeal would materially and adversely affect the powers, preferences, rights, privileges, qualifications, limitations, restrictions, terms or conditions of the Preferred Stock. Notwithstanding the foregoing sentence, the 6.40% annual dividend rate, the redemption price or the liquidation preference of the Preferred Stock shall not be reduced without the unanimous consent of all shares of the Preferred Stock. The creation and issuance of any other class or series of stock of Farmer Mac, or the issuance of additional shares of any existing class or series of stock of Farmer Mac (including the Preferred Stock), whether ranking senior to, on a parity with or junior to the Preferred Stock, shall not be deemed to constitute such an amendment, alteration, supplementation or repeal.

          (c) Holders of the Preferred Stock shall be entitled to one vote per share on matters on which their consent is required pursuant to subparagraph (b) of this Section 9. Consents shall be effective when duly executed and delivered to the Corporation. In connection with any meeting of such holders, the Board of Directors shall fix a record date, neither earlier than 60 days nor later than 10 days prior to the date of such meeting, and holders of record of shares of the Preferred Stock on such record date shall be entitled to notice of and to vote at any such meeting and any adjournment. The Board of Directors, or such person or persons as it may designate, may establish reasonable rules and procedures as to the solicitation of the consent of holders of the Preferred Stock at any such meeting or otherwise, which rules and procedures shall conform to the requirements of any national securities exchange on which the Preferred Stock may be listed at such time.

10. Priority

      Any stock of any class or series of Farmer Mac shall be deemed to rank:

          (a) senior to the shares of the Preferred Stock, either as to dividends or upon liquidation, if the holders of such class or series shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of Farmer Mac, as the case may be, in preference or priority to the holders of shares of the Preferred Stock;

          (b) on a parity with shares of the Preferred Stock, either as to dividends or upon liquidation, whether or not the dividend rates or amounts, dividend payment dates or redemption of liquidation prices per share, if any, be different from those of the Preferred Stock, if the holders of such class or series shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of Farmer Mac, as the case may be, in proportion to their respective dividend rates or amounts or liquidation prices, without preference or priority, one over the other, as between the holders of such class or series and the holders of shares of the Preferred Stock; and

          (c) junior to shares of the Preferred Stock, either as to dividends or upon liquidation, if such class or series shall be Common Stock, or if the holders of shares of the Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of Farmer Mac, as the case may be, in preference or priority to the holders of shares of such class or series.

11. Notices

     Any notice, demand or other communication that by any provision of this Certificate is required or permitted to be given or served to or upon Farmer Mac shall be given or served in writing addressed (unless and until another address shall be published by Farmer Mac) to the Federal Agricultural Mortgage Corporation, 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036,
Attention: Vice President - General Counsel and Secretary. Such notice, demand or other communication to or upon Farmer Mac shall be deemed to have been sufficiently given or made only upon actual receipt of a writing by Farmer Mac. Any notice, demand or other communication that by any provision of this Certificate is required or permitted to be given or served by Farmer Mac hereunder may be given or served by being deposited first class, postage prepaid, in the United States mail addressed (1) to the holder as such holder's name and address may appear at such time in the books and records of Farmer Mac or (2) if to a person or entity other than a holder of record of the Preferred Stock, to such person or entity at such address as appears to Farmer Mac to be appropriate at such time. Such notice, demand or other communication shall be deemed to have been sufficiently given or made, for all purposes, upon mailing.

12. Miscellaneous

     (a) Farmer Mac and any agent of Farmer Mac may deem and treat the holder of a share or shares of Preferred Stock, as shown in Farmer Mac's books and records, as the absolute owner of such share or shares of Preferred Stock for the purpose of receiving payment of dividends in respect of such share or shares of Preferred Stock and for all other purposes whatsoever, and neither Farmer Mac nor any agent of Farmer Mac shall be affected by any notice to the contrary. All payments made to or upon the order of any such person shall be valid and, to the extent of the sum or sums so paid, effectual to satisfy and discharge liabilities for moneys payable by Farmer Mac on or with respect to any such share or shares of Preferred Stock.

     (b) The shares of the Preferred Stock, when duly issued, shall be fully paid and non-assessable.

     (c) The Preferred Stock shall be issued and shall be transferable on the books of Farmer Mac, only in whole shares, it being intended that no fractional interests in shares of Preferred Stock shall be created or recognized by Farmer Mac.

     (d) Farmer Mac appoints American Stock Transfer & Trust Company ("AST") as its transfer agent, dividend disbursing agent and registrar for the Preferred Stock, in accordance with the general practices of AST and its regulations set forth in the pamphlet entitled "Regulations of the American Stock Transfer & Trust Company." Such appointment shall be for an initial term of three years from May 1, 2002 and shall automatically be renewed for three-year successive periods unless terminated by written notice by Farmer Mac or AST.

     (e)  For  purposes  of  this  Certificate,   the  terms  "Farmer  Mac"  and
"Corporation" mean the Federal Agricultural Mortgage Corporation and any successor thereto by operation of law or by reason of a merger, consolidation or combination.

     (f) This Certificate and the respective rights and obligations of Farmer Mac and the holders of the Preferred Stock with respect to such Preferred Stock shall be construed in accordance with and governed by the laws of the United States, provided that the law of the District of Columbia shall serve as the federal rule of decision in all instances except where such law is inconsistent with Farmer Mac's enabling legislation, its public purposes or any provision of this Certificate.

     (g) RECEIPT AND ACCEPTANCE OF A SHARE OR SHARES OF THE PREFERRED STOCK BY OR ON BEHALF OF A HOLDER SHALL CONSTITUTE THE UNCONDITIONAL ACCEPTANCE BY THE HOLDER (AND ALL OTHERS HAVING BENEFICIAL OWNERSHIP OF SUCH SHARE OR SHARES) OF ALL OF THE TERMS AND PROVISIONS OF THIS CERTIFICATE. NO SIGNATURE OR OTHER FURTHER MANIFESTATION OF ASSENT TO THE TERMS AND PROVISIONS OF THIS CERTIFICATE SHALL BE NECESSARY FOR ITS OPERATION OR EFFECT AS BETWEEN FARMER MAC AND THE HOLDER (AND ALL SUCH OTHERS).


Dated as of May 6, 2002


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                            By: /s/ Henry D. Edelman
                               ---------------------
                              Name:  Henry D. Edelman
                              Title: President and Chief Executive Officer


     IN WITNESS WHEREOF, I have hereunto set my hand and the seal of the Federal Agricultural Mortgage Corporation this 6th day of May 2002.

[Seal]
                              /s/ Jerome G. Oslick
                             ----------------------
                              Name:  Jerome G. Oslick
                              Title: Secretary