Form 10-Q
period 2003-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2003-08-14
CIK 845877

As filed with the Securities and Exchange Commission
--------------------------------------------------------------------------------
                               on August 14, 2003
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003      Commission File Number 0-17440

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
              (Exact name of registrant as specified in itscharter)

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

Yes   [X]               No    [  ]

     As of August 1, 2003, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,259,732 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

     The following interim condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited 2002 consolidated financial statements of Farmer Mac included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

     The  following  information   concerning  Farmer  Mac's  interim  condensed
consolidated financial statements is included in this report beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of June 30, 2003 and
        December 31, 2002.............................................. 3
      Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002............................ 4
      Condensed Consolidated Statements of Cash Flows for the six months ended
        June 30, 2003 and 2002......................................... 5
      Notes to Condensed Consolidated Financial Statements............. 6

                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands)

                                                                       June 30,          December 31,
                                                                         2003                2002
                                                                  ------------------  ------------------
                                                                      (unaudited)          (audited)
Assets:
   Cash and cash equivalents                                          $ 620,581           $ 723,800
   Investment securities                                                976,330             830,409
   Farmer Mac Guaranteed Securities                                   1,543,039           1,608,507
   Loans                                                              1,005,403             966,123
     Allowance for loan losses                                           (3,102)             (2,662)
                                                                  -----------------  ------------------
       Loans, net                                                     1,002,301             963,461
   Real estate owned, net of valuation allowance of
     $0.6 million and $0.6 million                                       17,241               5,031
   Financial derivatives                                                  4,751                 317
   Interest receivable                                                   56,171              65,276
   Guarantee and commitment fees receivable                               4,648               5,938
   Deferred tax asset                                                    10,106               9,666
   Prepaid expenses and other assets                                     32,679              10,510
                                                                  -----------------  ------------------
       Total Assets                                                 $ 4,267,847         $ 4,222,915
                                                                  -----------------  ------------------
Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
     Due within one year                                            $ 2,863,112         $ 2,895,746
     Due after one year                                               1,026,864             985,318
                                                                  -----------------  ------------------
       Total notes payable                                            3,889,976           3,881,064
   Financial derivatives                                                 98,433              94,314
   Accrued interest payable                                              29,349              29,756
   Accounts payable and accrued expenses                                 29,227              17,453
   Reserve for losses                                                    18,169              16,757
                                                                  -----------------  ------------------
       Total Liabilities                                              4,065,154           4,039,344

Stockholders' Equity:
   Preferred Stock:
     Series A, stated at redemption/liquidation value,
       $50 per share, 700,000 shares authorized,
       issued and outstanding                                            35,000              35,000
   Common Stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding                            1,031               1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding                                500                 500
     Class C Non-Voting, $1 par value, no maximum authorization,
       10,258,938 and 10,106,903 shares issued and outstanding
       as of June 30, 2003 and December 31, 2002                         10,259              10,107
   Additional paid-in capital                                            84,504              82,527
   Accumulated other comprehensive income (loss)                           (203)               (407)
   Retained earnings                                                     71,602              54,813
                                                                  -----------------  ------------------
       Total Stockholders' Equity                                       202,693             183,571
                                                                  -----------------  ------------------
   Total Liabilities and Stockholders' Equity                       $ 4,267,847         $ 4,222,915
                                                                  -----------------  ------------------

                    See accompanying notes to condensed consolidated financial statements.

                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)

                                                       Three Months Ended                    Six Months Ended
                                               ------------------------------------ -----------------------------------
                                                June 30, 2003     June 30, 2002      June 30, 2003    June 30, 2002
                                               -----------------  ----------------- ----------------- -----------------
                                                          (unaudited)                          (unaudited)
Interest income:
   Investments and cash equivalents                 $ 8,574           $ 10,556          $ 17,751          $ 20,882
   Farmer Mac Guaranteed Securities                  18,688             22,541            38,200            45,560
   Loans                                             13,288             10,394            26,137            14,193
                                               -----------------  ----------------- ----------------- -----------------
    Total interest income                            40,550             43,491            82,088            80,635
Interest expense                                     31,395             34,641            63,481            64,315
                                               -----------------  ----------------- ----------------- -----------------
Net interest income                                   9,155              8,850            18,607            16,320
   Provision for loan losses                         (1,416)                 -            (2,624)                -
                                               -----------------  ----------------- ----------------- -----------------
Net interest income after provision
   for loan losses                                    7,739              8,850            15,983            16,320
Guarantee and commitment fees                         5,111              4,723            10,205             9,290
Gains/(Losses) on financial derivatives
  and trading assets                                  3,879               (230)            7,635                (6)
Gain on the repurchase of debt                            -                897                 -             3,389
Miscellaneous income                                    138                368               389               760
                                               -----------------  ----------------- ----------------- -----------------
Total revenues                                       16,867             14,608            34,212            29,753
                                               -----------------  ----------------- ----------------- -----------------
Expenses:
   Compensation and employee benefits                 1,465              1,324             2,905             2,580
   General and administrative                         1,213              1,499             2,404             2,592
   Regulatory fees                                      382                197               765               393
   Provision for losses                                 697              2,022             1,592             4,038
                                               -----------------  ----------------- ----------------- -----------------
    Total operating expenses                          3,757              5,042             7,666             9,603
Income before income taxes                           13,110              9,566            26,546            20,150
Income tax expense                                    4,184              2,944             8,636             6,321
                                               -----------------  ----------------- ----------------- -----------------
Net income                                            8,926              6,622            17,910            13,829
                                               -----------------  ----------------- ----------------- -----------------
Preferred stock dividends                              (560)              (336)           (1,120)             (336)
                                               -----------------  ----------------- ----------------- -----------------
Net income available to common stockholders         $ 8,366            $ 6,286          $ 16,790          $ 13,493
                                               -----------------  ----------------- ----------------- -----------------
Earnings per common share:
   Basic earnings per common share                   $ 0.72             $ 0.54            $ 1.44            $ 1.16
   Diluted earnings per common share                 $ 0.70             $ 0.52            $ 1.40            $ 1.12

                     See accompanying notes to condensed consolidated financial statements.


                                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)



                                                                              Six Months Ended
                                                                    -------------------------------------
                                                                      June 30, 2003      June 30, 2002
                                                                    ------------------ ------------------
                                                                       (unaudited)        (unaudited)
Cash flows from operating activities:
   Net income                                                            $ 17,910           $ 13,829
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                     281                285
    Amortization of debt premiums, discounts and issuance costs            18,615             22,042
    Proceeds from repayment of trading investment securities               (5,207)            (6,530)
    Mark to market on trading securities and derivatives                   (7,635)                 8
    Amortization of settled financial derivatives contracts                   823                467
    Gain on the repurchase of debt                                              -              3,389
    Total provision for losses                                              4,216              4,038
    Decrease (increase) in interest receivable                              9,105             (6,823)
    Decrease in guarantee and commitment fees receivable                    1,290                953
    Increase in other assets                                              (37,143)            (1,971)
    Increase (decrease) in accrued interest payable                          (407)             4,386
    Increase in accounts payable and accrued expenses                      11,774              1,771
                                                                    ------------------ ------------------
    Net cash provided by operating activities                              13,622             35,844

Cash flows from investing activities:
   Purchases of available for sale investment securities                 (400,675)          (158,035)
   Purchases of Farmer Mac II Guaranteed Securities and
    AgVantage bonds                                                      (130,410)          (122,616)
   Purchases of loans                                                    (174,181)          (655,078)
   Proceeds from repayment of investment securities                       268,099            196,549
   Proceeds from repayment of Farmer Mac Guaranteed Securities            195,586            146,326
   Proceeds from repayment of loans                                       101,105             15,745
   Proceeds from sale of loans and
    Farmer Mac Guaranteed Securities                                       35,171             29,342
   Settlement of financial derivatives                                     (2,695)            (3,553)
   Purchases of office equipment                                              (87)              (140)
                                                                    ------------------ ------------------
    Net cash used in investing activities                                (108,087)          (551,460)

Cash flows from financing activities:
   Proceeds from issuance of discount notes                            32,047,218         43,742,164
   Proceeds from issuance of medium-term notes                            155,027            236,101
   Payments to redeem discount notes                                  (32,126,608)       (43,347,185)
   Payments to redeem medium-term notes                                   (85,400)          (109,914)
   Net proceeds from preferred stock issuance                                   -             34,667
   Proceeds from common stock issuance                                      2,129              1,817
   Preferred stock dividends                                               (1,120)              (336)
                                                                    ------------------ ------------------
    Net cash provided by (used in) financing activities                    (8,754)           557,314
                                                                    ------------------ ------------------
   Net increase (decrease) in cash and cash equivalents                  (103,219)            41,698

   Cash and cash equivalents at beginning of period                       723,800            437,831
                                                                    ------------------ ------------------
   Cash and cash equivalents at end of period                           $ 620,581          $ 479,529
                                                                    ------------------ ------------------

                        See accompanying notes to condensed consolidated financial statements.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

        (a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2003 and 2002.

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           2003         2002
                                                       ------------  -----------
                                                            (in thousands)
Cash paid for:
   Interest                                             $30,652      $ 29,697
   Income taxes                                           6,750         5,600
Non-cash activity:
   Real estate owned acquired through foreclosure        18,310         3,289
   Loans acquired and securitized as Farmer Mac
     Guaranteed Securities                               35,171        29,342
   Loans acquired from on-balance sheet Farmer Mac
    Guaranteed Securities                                22,413         6,997

        (b)   Loans

     As of June 30, 2003, loans held by Farmer Mac included $51.8 million held for sale and $953.6 million held for investment. As of December 31, 2002, loans held by Farmer Mac included $37.0 million held for sale and $929.1 million held for investment. Detailed information regarding the allowance for loan losses is presented in Note 1(c).

        (c) Allowance for Losses

     As of June 30, 2003, Farmer Mac maintained a $21.9 million allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying Long-Term Standby Purchase Commitments ("LTSPCs") and securities guaranteed by Farmer Mac under the Farmer Mac I program after the 1996 revision to its charter ("Post-1996 Act Farmer Mac I Guaranteed
Securities"). (See Note 2 for a description of LTSPCs.) The allowance is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and is reduced by charge-offs for actual losses, net of recoveries.

     Farmer Mac's allowance for losses is estimated using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"); those results may be modified by the application of management's judgment that takes into account factors including:

          o    economic conditions;
          o geographic and agricultural commodity concentrations in Farmer Mac's portfolio;
          o    the credit profile of Farmer Mac's portfolio;
          o    delinquency trends of Farmer Mac's portfolio;
          o Farmer Mac's experience in the management and sale of real estate owned; and
          o historical charge-off and recovery activities of Farmer Mac's portfolio.

     The Model offers historical loss experience on agricultural mortgage loans similar to those on which Farmer Mac has assumed credit risk, but over a longer period of time than Farmer Mac's own experience to date. Farmer Mac's systematic methodology for determining its allowance for losses is expected to migrate over time, away from the Model and toward the increased use of Farmer Mac's own historical portfolio loss experience, as that experience continues to develop. During this migration, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment (as described above), to determine its loan loss allowance.

     Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held, real estate owned and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

     The table below summarizes the three components of Farmer Mac's allowance for losses as of June 30, 2003 and December 31, 2002.

                                                                 June 30,          December 31,
                                                                   2003                2002
                                                             ----------------   -----------------
                                                                        (in thousands)
Allowance for loan losses                                         $ 3,102             $ 2,662
Real estate owned valuation allowance                                 592                 592
Reserve for losses:
      On-balance sheet Farmer Mac I Guaranteed Securities           3,809               4,036
      Off-balance sheet Farmer Mac I Guaranteed Securities          1,322               1,280
      LTSPCs                                                       13,038              11,441
                                                             ----------------   -----------------
Total allowance for losses                                       $ 21,863            $ 20,011
                                                             ----------------   -----------------

     Farmer Mac's total provision for losses was $2.1 million for second quarter 2003, compared to $2.0 million for second quarter 2002. During second quarter 2003, Farmer Mac charged off $1.3 million in losses against the allowance for losses and had no recoveries. During second quarter 2002, Farmer Mac charged off $0.9 million in losses against the allowance for losses and recovered $0.2 million from previously charged off losses, for net charge-offs of $0.7 million. The net charge-offs for second quarter 2003 and 2002 included $17,000 and $225,000, respectively, related to previously accrued or advanced interest on loans and Farmer Mac I Guaranteed Securities.

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

        (d) Financial Derivatives

     Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets and future cash flows or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk. These transactions also may provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market.

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

     The net after-tax increase to earnings under SFAS 133 during second quarter 2003 totaled $2.6 million, and the net after-tax decrease to other comprehensive income totaled $6.5 million. Substantially all of the increase in earnings under SFAS 133 resulted from increases in the fair values of callable interest rate contracts. Substantially all of the decrease to other comprehensive income represented changes in the fair values of forward sale contracts, interest rate swap contracts and settled forward sale contracts. As of June 30, 2003, Farmer Mac had approximately $68.1 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $1.2 million of the amount currently reported in accumulated other comprehensive income (loss) will be reclassified into earnings. For the quarter ended June 30, 2003, any ineffectiveness related to Farmer Mac's designated hedges was insignificant.

     SFAS 133 also required, as the change in the fair value of a hedged item, a $0.1 million decrease in the line item "loans" on the condensed consolidated balance sheet for second quarter 2003. For second quarter 2002, the recorded change in the fair value of a hedged item was a $0.2 million decrease in "loans."

        (e)   Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share for the three months ended June 30, 2003 and 2002:

                                           June 30, 2003                        June 30, 2002
                                 -------------------------------     ---------------------------------
                                             Dilutive                              Dilutive
                                    Basic     stock     Diluted          Basic      stock     Diluted
                                     EPS     options      EPS             EPS      options      EPS
                                 -------------------------------     ---------------------------------
                                                (in thousands, except per share amounts)
Three Months Ended:
   Net income available to        $ 8,366               $ 8,366        $ 6,286               $ 6,286
    common stockholders
   Weighted average shares         11,697       262      11,959         11,604       489      12,093
   Earnings per common share       $ 0.72                $ 0.70         $ 0.54                $ 0.52

Six Months Ended:
   Net income available to       $ 16,790              $ 16,790       $ 13,493              $ 13,493
    common stockholders
   Weighted average shares         11,668       294      11,962         11,592       504      12,096
   Earnings per common share       $ 1.44                $ 1.40         $ 1.16                $ 1.12


        (f)   Preferred Stock

     On May 6, 2002, the Corporation issued 700,000 shares of 6.40% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"), which has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends, if any. The Series A Preferred Stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the Series A
Preferred Stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date, if any. Farmer Mac will pay cumulative dividends on the Series A Preferred Stock quarterly in arrears, when and if declared by its Board of Directors. The costs of issuing the Series A Preferred Stock were charged to additional paid-in capital.

     On June 5, 2003, Farmer Mac's Board of Directors declared a dividend of $0.80 per share on the Series A Preferred Stock for the period from April 1, 2003 to June 30, 2003. The aggregate amount of dividend of $560,000 was paid on June 30, 2003.

            (g) Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). Accordingly, no compensation expense was recognized in second quarter 2003 or second quarter 2002 for employee stock options. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following table:

                                         Three Months Ended         Six Months Ended
                                              June 30,                   June 30,
                                      -------------------------  -----------------------
                                         2003          2002         2003        2002
                                      -----------   -----------  ----------- -----------
                                           (in thousands, except per share amounts)
Net income available to common
  stockholders, as reported            $ 8,366       $ 6,286      $16,790     $13,493
Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes        164           154          330         298
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of tax            (2,519)       (2,294)      (2,685)     (2,438)
                                      -----------   -----------  ----------- -----------
Pro forma net income available to
  common stockholders                  $ 6,011       $ 4,146      $14,435     $11,353
                                      -----------   -----------  ----------- -----------
Earnings per common share:
  Basic - as reported                   $ 0.72        $ 0.54       $ 1.44      $ 1.16
  Basic - pro forma                     $ 0.51        $ 0.36       $ 1.24      $ 0.98

  Diluted - as reported                 $ 0.70        $ 0.52       $ 1.40      $ 1.12
  Diluted - pro forma                   $ 0.50        $ 0.34       $ 1.21      $ 0.94


     The following table summarizes stock option activity for the three and six months ended June 30, 2003 and 2002:

                                               June 30, 2003                      June 30, 2002
                                      ---------------------------------   -----------------------------
                                                          Weighted-                         Weighted-
                                                           Average                           Average
                                                          Exercise                          Exercise
                                          Shares            Price             Shares          Price
                                      ---------------  ----------------   -------------- --------------
Three Months Ended:
  Outstanding, beginning of period       1,637,111        $ 19.45           1,389,885        $ 17.62
  Granted                                  343,104          22.40             244,423          29.13
  Exercised                               (159,834)          9.49             (12,000)         13.87
  Canceled                                  (3,332)         29.10              (2,979)         31.24
                                      ---------------  ----------------   -------------- --------------
  Outstanding, end of period             1,817,049        $ 20.86           1,619,329        $ 19.36
                                      ---------------  ----------------   -------------- --------------

Six Months Ended:
  Outstanding, beginning of period       1,637,111        $ 19.45           1,416,426        $ 17.61
  Granted                                  343,104          22.40             244,423          29.13
  Exercised                               (159,834)          9.49             (38,541)         16.30
  Canceled                                  (3,332)         29.10              (2,979)         31.24
                                      ---------------  ----------------   -------------- --------------
  Outstanding, end of period             1,817,049        $ 20.86           1,619,329        $ 19.36
                                      ---------------  ----------------   -------------- --------------

Options exercisable at end of period     1,492,572                          1,348,829
                                      ---------------                     --------------

            (h) Reclassifications

     Certain reclassifications of prior period information were made to conform to the current period presentation.

            (i) New Accounting Standards

     On January 1, 2003, Farmer Mac adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"), which requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Prior to the adoption of this standard, gains and losses from the extinguishment or repurchase of debt were classified as extraordinary items. This standard effectively eliminates the classification of most debt extinguishments or repurchases as extraordinary items, as reflected in Farmer Mac's condensed consolidated financial statements as of and for the three and six months ended June 30, 2003. Farmer Mac's condensed consolidated financial statements as of and for the three and six months ended June 30, 2002 reflected debt extinguishments or repurchases as extraordinary items.

     On January 1, 2003, Farmer Mac adopted the liability recognition provisions of the Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). These provisions require Farmer Mac to recognize, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee agreement and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. Subsequently, both the asset and the liability are measured and recorded at their fair value. These provisions have been applied on a prospective basis to guarantees and commitments that were issued or modified on or after January 1, 2003. See Note 2 for additional information on Farmer Mac's guarantee obligations and LTSPCs and the manner in which the obligations to "stand ready" have been reflected in Farmer Mac's condensed consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which will require Farmer Mac to account for commitments to purchase or sell mortgages and Farmer Mac Guaranteed Securities entered into after June 30, 2003 as financial derivatives. Farmer Mac expects these financial derivatives to qualify as cash flow hedges of forecasted transactions. Therefore, Farmer Mac will record commitments to purchase or sell mortgages or Farmer Mac Guaranteed Securities at fair value as assets or liabilities and the change in the fair values will be recorded as a corresponding increase or decrease in accumulated other comprehensive income. Farmer Mac does note anticipate that SFAS 149 will have a material effect on its net income.

Note 2.  Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

Overview

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

     To be eligible for the Farmer Mac I program, a loan must meet Farmer Mac's credit underwriting, appraisal and documentation standards. Accordingly, Farmer Mac believes the credit risk it assumes for Farmer Mac Guaranteed Securities backed by loans that are eligible for the Farmer Mac I program and for LTSPCs is the same.

     For all guarantees and commitments that were executed on or before December 31, 2002, Farmer Mac's policy for the recognition of guarantee fees on Farmer Mac Guaranteed Securities and commitment fees on LTSPCs is to recognize them on an accrual basis over the life of the underlying loans. Because these fees are paid in arrears, no guarantee fees or commitment fees are unearned at the end of any reporting period. If Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security or an LTSPC, Farmer Mac stops accruing the guarantee or commitment fee upon the purchase of the loan. If the loan becomes current and is repurchased by the seller under the terms of the LTSPC, Farmer Mac resumes accrual of the fee.

     Pursuant to FIN 45, for all guarantees and commitments issued or modified on or after January 1, 2003, Farmer Mac recognizes an asset that is equal to the fair value of the fees that will be received over the life of each guarantee or commitment and a liability for the fair value of its obligation to stand ready to perform under the guarantee or commitment. Both the asset and the liability are subsequently measured and recorded at their fair value in Farmer Mac's condensed consolidated financial statements.

Off-Balance Sheet Farmer Mac Guaranteed Securities

     The process for creating off-balance sheet Farmer Mac Guaranteed Securities involves the transfer of agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the trusts are sold to third party investors as Farmer Mac Guaranteed Securities. Farmer Mac guarantees the timely payment of principal and interest on the certificates issued by the trusts, regardless of whether the trusts actually receive scheduled payments on the related underlying loans. As consideration for Farmer Mac's assumption of the credit risk on these mortgage pass-through certificates, Farmer Mac receives a guarantee fee. These fees are collected as installment payments are made on the underlying loans, until those loans have been repaid, repurchased from the related trusts, or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received on Farmer Mac Guaranteed Securities depends upon the amount of such securities outstanding and on the guarantee fee rate.


     Farmer Mac is required to make the timely payment of principal and interest on Farmer Mac Guaranteed Securities if the borrowers on the underlying loans or USDA-guaranteed portions do not make their scheduled installment payments.

     o Farmer Mac I Guaranteed Securities. When a loan underlying a Farmer Mac I Guaranteed Security becomes 90 days or more past due, Farmer Mac has the option to repurchase the loan from the trust and generally does repurchase such loans, thereby reducing the principal balance of the outstanding Farmer Mac Guaranteed Security. If Farmer Mac exercises its option to purchase a loan that is collateral for a Farmer Mac I Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan and, in the event of a default, would have the right to foreclose upon the collateral underlying the loan. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral.

     o Farmer Mac II Guaranteed Securities. Farmer Mac has recourse to the USDA for amounts advanced for the timely payment of principal and interest on Farmer Mac II Guaranteed Securities. That recourse is the USDA guarantee, a full faith and credit obligation of the United States that becomes enforceable if a lender fails to repurchase the USDA-guaranteed portion from its owner within 30 days after written demand from the owner when (a) the borrower under the guaranteed loan is in default not less than 60 days in the payment of any principal or interest due on the USDA-guaranteed portion, or (b) the lender has failed to remit to the owner the payment made by the borrower on the USDA-guaranteed portion or any related loan subsidy within 30 days after the lender's receipt of the payment.

     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2003 and December 31, 2002, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

              Outstanding Balance of Off-Balance Sheet
                  Farmer Mac Guaranteed Securities
-------------------------------------------------------------------------
                                           June 30,        December 31,
                                             2003              2002
                                      ---------------     ---------------
                                               (in thousands)

Farmer Mac I Guaranteed Securities       $ 274,274         $ 299,940
Farmer Mac II Guaranteed Securities         64,480            67,109
                                      ---------------     ---------------
     Total Farmer Mac I and II           $ 338,754         $ 367,049
                                      ---------------     ---------------

     As of June 30, 2003, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 15.3 years. For the off-balance sheet Farmer Mac I Guaranteed Securities that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses that was $1.3 million as of June 30, 2003 and $1.3 million as of December 31, 2002. For those securities that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its obligation to stand ready under the guarantee as a liability. As of June 30, 2003, this liability approximated $0.3 million and was included in other liabilities on the condensed consolidated balance sheet.

Long-Term Standby Purchase Commitments (LTSPCs)

     An LTSPC is a commitment by Farmer Mac to purchase eligible loans on one or more undetermined future dates. In consideration for Farmer Mac's assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives an annual commitment fee on the outstanding balance of those loans in monthly installments based on the outstanding balance of those loans.

     An LTSPC permits a seller to nominate from its portfolio a segregated pool of loans, which are retained in the seller's portfolio and serviced by the seller. Upon nomination, Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac's underwriting standards. Upon Farmer Mac's acceptance of the conforming loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration exposures and, consequently, its regulatory capital requirements and loan loss reserve requirements. Credit risk is transferred through Farmer Mac's commitment to purchase the segregated loans from the counterparty based upon Farmer Mac's original credit review and acceptance of the credit risk on the loans.

     The specific events or circumstances that would require Farmer Mac to purchase some or all of the segregated loans under its LTSPCs include: (1) the failure of the borrower under any loan to make installment payments under that loan for a period of four months; or (2) the determination by the holder of the LTSPC to sell some or all of the loans under the LTSPC to Farmer Mac.

      An LTSPC commits Farmer Mac to purchase these loans:

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

The mark-to-market price would be based on either the sale of Farmer Mac Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of debt in the capital markets.

     As of June 30, 2003 and December 31, 2002, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.8 billion and $2.7 billion, respectively.

     Farmer Mac believes that the credit risk assumed in LTSPC transactions is the same as the credit risk assumed on Post-1996 Act Farmer Mac I Guaranteed Securities. In the event of loan default, Farmer Mac would have the right to enforce the terms of the loans including the right to foreclose upon the collateral underlying such loans. Farmer Mac believes that it will generally recover a significant portion of the value of the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral. To date, Farmer Mac has not incurred any charge-offs on loans underlying LTSPCs.

     As of June 30, 2003, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.4 years. For the LTSPCs that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses that was $13.0 million as of June 30, 2003 and $11.4 million as of December 31, 2002. For those LTSPCs that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its obligation to stand ready under the commitment as a liability. As of June 30, 2003, this liability approximated $3.6 million and was included in other liabilities on the condensed consolidated balance sheet.

Note 3.  Comprehensive Income

     Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and six months ended June 30, 2003 and 2002. The changes in unrealized gains on securities available-for-sale are net of the related deferred taxes of $4.7 million and $3.0 million for the three and six months ended June 30, 2003, respectively, and $10.7 million and $6.3 million for the three and six months ended June 30, 2002, respectively. The changes in the fair value of the financial derivatives classified as cash flow hedges for the three and six months ended June 20, 2003 are net of deferred taxes of $3.5 million and $2.9 million, respectively, and $7.9 million and $6.1 million for the three and six months ended June 30, 2002, respectively.

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                  June 30,
                                                         -------------------------  ----------------------
                                                             2003         2002         2003        2002
                                                         ------------ ------------  ---------- -----------
                                                                            (in thousands)
Net income                                                 $ 8,926      $ 6,622     $ 17,910    $ 13,829
Change in unrealized gain on securities
  available-for-sale, net of taxes                           8,707       20,141        5,550      11,816
Change in the fair value of financial derivatives
   classified as cash flow hedges, net of taxes and
   reclassification adjustments                             (6,492)     (14,600)      (5,346)    (11,279)
                                                         ------------ ------------  ---------- -----------
Comprehensive income                                      $ 11,141     $ 12,163     $ 18,114    $ 14,366
                                                         ------------ ------------  ---------- -----------




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

     Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's prospects for earnings and growth in loan purchase, guarantee, LTSPC and securitization volume; trends in net interest income and provision for losses; changes in capital position; and other business and financial matters.

     Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:

     o the rate and direction of development of the secondary market for agricultural mortgage loans;
     o the possible establishment of additional statutory or regulatory restrictions on Farmer Mac that could hamper its growth or restrain its profitability;
     o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation;
     o possible reaction in the financial markets to events involving GSEs other than Farmer Mac;
     o    Farmer Mac's access to the debt markets at favorable rates and terms;
     o the possible effect of the risk-based capital requirement, which could, under certain circumstances, be in excess of the statutory minimum capital level;
     o the outcome of the pending review of Farmer Mac by the U.S. General Accounting Office (the "GAO");
     o    the rate of growth in agricultural mortgage indebtedness;
     o lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
     o    borrower    preferences   for   fixed-rate    agricultural    mortgage
          indebtedness;
     o competition in the origination or purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities;
     o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy;
     o protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs; or
     o the effects on the agricultural economy of any changes in federal assistance for agriculture.

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

Critical Accounting Policies and Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. Farmer Mac's allowance for losses is presented in three components on its consolidated balance sheet:

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

      Farmer Mac maintains an allowance for losses to cover estimated probable losses on its loans held, real estate owned and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. In estimating probable losses, management considers the results of its proprietary loan pool simulation and guarantee fee model. Those results may be modified by the application of management's judgment that takes into account factors such as:

     o    economic conditions;
     o geographic and agricultural commodity concentrations in Farmer Mac's portfolio;
     o    the credit profile of Farmer Mac's portfolio;
     o    delinquency trends of Farmer Mac's portfolio;
     o Farmer Mac's experience in the management and sale of real estate owned; and
     o    historical   charge-off  and  recovery   activities  of  Farmer  Mac's
          portfolio.

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

Results of Operations

     Overview. Net income available to common stockholders for second quarter 2003, was $8.4 million or $0.70 per diluted common share, compared to $6.3 million or $0.52 per diluted common share for second quarter 2002.

      Farmer Mac's revenue growth continued in second quarter 2003, reflecting the effects of outstanding guarantee and commitment volume as of June 30, 2003 that was more than $420 million higher than at the close of second quarter 2002 and increased net interest income. During second quarter 2003, Farmer Mac:

     o    added $179.0 million of Farmer Mac I eligible loans under LTSPCs;
     o purchased $65.6 million of newly originated Farmer Mac I eligible loans; and
     o purchased $77.6 million of Farmer Mac II guaranteed portions of loans guaranteed by USDA.

     USDA is currently forecasting net cash income on farms for 2003 to be $55.1 billion, up 26 percent from 2002 forecasted levels of $43.8 billion. The forecasted net cash income on farms for 2003 includes government payments of $21.4 billion, as compared to $11.8 billion in 2002, and increases in total crop and livestock receipts. USDA forecasts farm real estate values to rise by approximately 3.0 percent in 2003. This forecast is up from 1.5 percent earlier this year, but still slightly less than farm real estate growth of 4.0 percent in 2002, 5.2 percent in 2001, and 6.8 percent in 2000. On average, farm real estate values grew nearly 4.0 percent annually during the 1990s. Regionally, farm real estate values may vary with differing rates of increase, or even decrease, depending on differences in land quality and location, commodities grown, credit conditions, non-farm investment opportunities, government farm policies, and production risks and weather uncertainties unique to each region's agriculture.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income was $9.2 million for second quarter 2003 and $18.6 million year-to-date, compared to $8.9 million and $16.3 million, respectively, for the same periods in 2002. The net interest yield, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was 92 basis points for year-to-date 2003, compared to 91 basis points for year-to-date 2002. The net interest yields for year-to-date 2003 and year-to-date 2002 included the benefits of yield maintenance payments received of 12 basis points and 7 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. The effect of the adoption of SFAS 140 was a reclassification of approximately $2.2 million (11 basis points) of guarantee fee income as interest income for year-to-date 2003, compared to $0.7 million (4 basis points) for year-to-date 2002.

     The following table provides information regarding the average balances and rates of interest-earning assets and funding for the six months ended June 30, 2003 and 2002. The balance of non-accruing loans is included in the average balance of interest earning loans presented, though no related income is included in the income figures presented. The decreases in the average rates for cash and cash equivalents reflect their short-term nature. The decreases in the average rates for investments and loans and Farmer Mac Guaranteed Securities reflect the relatively large proportion of adjustable rates in those asset categories (76.1 percent of investments and 63.9 percent of loans and Farmer Mac Guaranteed Securities). The decrease in the average rate for discount notes also reflects their short-term nature. The decreases in all of these rates track the general decrease in market rates between the two periods.

                                                                           Six Months Ended June 30,
                                                  -------------------------------------------------------------------------------
                                                                   2003                                      2002
                                                  -------------------------------------     -------------------------------------
                                                      Average     Income/    Average           Average      Income/    Average
                                                      Balance     Expense      Rate            Balance      Expense      Rate
                                                  ------------- ----------- -----------     ------------- ----------- -----------
                                                                            (dollars in thousands)
Interest-earning assets:
   Cash and cash equivalents                        $ 712,539     $ 4,744      1.33%          $ 499,018    $ 5,023      2.01%
   Investments                                        889,142      13,007      2.93%            944,140     15,859      3.36%
   Loans and Farmer Mac Guaranteed Securities       2,438,231      64,337      5.28%          2,144,563     59,753      5.57%
                                                 --------------  ----------- ----------     ------------- ----------- -----------
   Total interest earning assets                    4,039,912      82,088      4.06%          3,587,721     80,635      4.50%
                                                 --------------  -----------                ------------- -----------

Funding:
   Discount notes                                   2,752,969      32,218      2.34%          2,389,207     32,409      2.71%
   Medium-term notes                                1,121,492      31,264      5.58%          1,066,177     31,906      5.99%
                                                 --------------  -----------  --------      ------------- ----------- -----------
   Total interest-bearing liabilities               3,874,461      63,482      3.28%          3,455,384     64,315      3.72%
   Net non-interest-bearing funding                   165,451           -          -            132,337         -          -
                                                 --------------  ----------- ---------      ------------- ----------- -----------
   Total funding                                  $ 4,039,912      63,482      3.14%         $3,587,721     64,315      3.59%
                                                 --------------  ----------- ---------      ------------- ----------- -----------
Net interest income/yield                                        $ 18,606      0.92%                      $ 16,320      0.91%
                                                                 ----------- --------                     ----------- -----------

     The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The decreases due to rate reflect the short-term or adjustable-rate nature of most assets or liabilities and the general decreases in market rates described above.

                                                      Six Months Ended June 30, 2003
                                                       Compared to Six Months Ended
                                                               June 30, 2002
                                               --------------------------------------------
                                                       Increase/(Decrease) Due to
                                               --------------------------------------------
                                                    Rate           Volume         Total
                                               --------------- -------------- -------------
                                                               (in thousands)
Income from interest-earning assets
   Cash and cash equivalents                      $ (2,022)       $ 1,743        $ (279)
   Investments                                      (1,966)          (887)       (2,852)
   Loans and Farmer Mac Guaranteed Securities       (3,285)         7,870         4,584
                                               --------------- -------------- -------------
    Total                                           (7,273)         8,726         1,453
   Expense from interest-bearing liabilities        (7,018)         6,185          (833)
                                               --------------- -------------- -------------
   Change in net interest income                    $ (255)       $ 2,541       $ 2,286
                                               --------------- -------------- -------------


     Guarantee and Commitment Fees. Guarantee and commitment fees were $5.1 million for second quarter 2003, compared to $4.7 million for second quarter 2002. The increase in guarantee and commitment fees reflects an increase in the average balance of outstanding guarantees and LTSPCs. Excluding the effects of the adoption of SFAS 140 that reclassified $1.1 million and $0.7 million, respectively, of guarantee fee income as interest income for second quarter 2003 and second quarter 2002, guarantee and commitment fees for second quarter 2003 and second quarter 2002 would have been $6.2 million and $5.4 million, respectively. The difference or "spread" between the cost of Farmer Mac's debt funding for loans and Post-1996 Act Farmer Mac I Guaranteed Securities held on its books and the yield on those assets is composed of one component that compensates for credit risk, which would continue to be received by Farmer Mac as a guarantee fee if the assets were sold, and another component that compensates for interest rate risk, which would not typically continue to be received by Farmer Mac (except to the extent attributable to any retained interest-only strip) if the asset were sold.

     Miscellaneous income decreased to $0.1 million for second quarter 2003 from $0.4 million for second quarter 2002 due to a reduction in late fees received.

     Expenses. Compensation and employee benefits for second quarter 2003 were $1.5 million, compared to $1.3 million for second quarter 2002. General and administrative expenses for second quarter 2003 were $1.2 million, compared to $1.5 million for second quarter 2002. Regulatory fees assessed by FCA for second quarter 2003 were $0.4 million, compared to $0.2 million for second quarter 2002.

     Farmer Mac's provision for losses was $0.7 million for second quarter 2003, compared to $2.0 million for second quarter 2002. (See "--Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses and provision for loan losses.) As of June 30, 2003, Farmer Mac's total allowance for losses totaled $21.9 million, or 0.45 percent of outstanding loans held or loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $20.0 million (0.42 percent of outstanding loans held or loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs) as of December 31, 2002.

     Gain on the Repurchase of Debt. For second quarter 2002, Farmer Mac recognized a gain of $0.9 million on the repurchase of $18.9 million of outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an annual interest rate of 5.4 percent. Prior to the adoption of SFAS 145 on January 1, 2003, this gain was presented as a net after-tax extraordinary gain of $0.6 million. These debt securities were replaced with new fixed-rate funding to the same maturity dates at more attractive interest rates, which preserves Farmer Mac's asset-liability match and reduces future interest expense. There were no gains or losses on the repurchase of debt during second quarter 2003.

     Gains on Financial Derivatives and Trading Assets. For second quarter 2003, the gain on financial derivatives and trading assets resulting from the effects of SFAS 133 was $3.9 million, compared to a loss of $0.2 million for second quarter 2002. The gain in second quarter 2003 resulted primarily from increases in the fair values of callable interest rate contracts.

     Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with GAAP. In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. These non-GAAP performance measures are used by Farmer Mac to develop financial plans, to measure corporate performance, and to set incentive compensation. As described below, because FASB has adopted a mixed attribute accounting model that does not reflect the economics for transactions involving Farmer Mac's callable swaps, in management's view the non-GAAP measures provide a more accurate representation of Farmer Mac's economic performance, transaction economics and business trends. Investors and the investment analyst community have previously relied upon similar measures to evaluate performance and issue projections. These non-GAAP disclosures are not intended to replace GAAP information but, rather, to supplement it.

     One such non-GAAP measure is core earnings, which Farmer Mac developed to present net income less the after-tax effects of SFAS 133, and less the after-tax net gains and losses on the repurchase of debt that, prior to January 1, 2003, were reported as extraordinary items. Core earnings for the three and six months ended June 30, 2003 were $5.8 million and $11.7 million, respectively, compared to $5.8 million and $11.1 million for the three and six months ended June 30, 2002. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

                             Reconciliation of GAAP Results to Core Earnings
---------------------------------------------------------------------------------------------------------
                                          Three Months Ended                    Six Months Ended
                                  -----------------------------------  ----------------------------------
                                    June 30, 2003    June 30, 2002       June 30, 2003    June 30, 2002
                                  ----------------- -----------------  ----------------- ----------------
                                                              (in thousands)

GAAP net income available
    to common stockholders           $ 8,366           $ 6,286             $ 16,790         $ 13,493

Less the effects of FAS 133:
    Gains/(Losses) on financial
      derivatives and trading
      assets, net of tax               2,521              (149)               4,963               (4)
    Benefit from non-amortization
      of premium payments
      on financial derivatives,
      net of tax                          81               101                  162              202

Less gains on the repurchase of
    debt previously reported as
    extraordinary items                    -               583                    -            2,203

                                  ----------------- -----------------  ----------------- ----------------
Core earnings                        $ 5,764           $ 5,751             $ 11,665         $ 11,092
                                  ----------------- -----------------  ----------------- ----------------

     Effects of SFAS 133 on Accounting for Callable Interest Rate Swaps. Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets and future cash flows or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of the forecasted issuance of variable rate short term funding to more closely match the cash flow and duration characteristics of its longer-term mortgage and other assets, thereby reducing interest rate risk. Specifically, interest rate swaps convert economically the variable cash flows related to the forecasted issuance of short-term debt to effectively fixed-rate medium-term and long-term notes that match the anticipated duration, repricing and interest rate characteristics of the corresponding assets. Since this strategy provides Farmer Mac with the same cash flows as those that are inherent in the issuance of medium-term notes, Farmer Mac uses either the bond market or the swap market based upon their relative pricing efficiencies.

     Farmer Mac uses callable interest rate swaps (in conjunction with the issuance of short-term debt) as an alternative to callable medium-term notes with equivalently structured maturities and call options. The call options on the swaps are designed to match the implicit prepayment options on those mortgage assets without prepayment protection. The blended durations of the swaps are also designed to match the duration of the mortgages over their estimated lives. If the mortgages prepay, the swaps can be called and the short-term debt repaid; if the mortgages do not prepay, the swaps remain outstanding and the short-term debt is rolled over, effectively providing fixed-rate callable funding over the lives of the mortgages. Thus, the economics of the assets are closely matched to the economics of the interest rate swap and funding combination.

     The callable interest rate swaps are recorded at fair value on Farmer Mac's balance sheet with the related changes in fair value recognized in the consolidated statement of operations. Although Farmer Mac believes that this strategy achieves its economic and risk management objectives, the FASB has adopted a mixed attribute accounting model for callable swaps that does not reflect the economics of the transactions. Pursuant to that model, while the issuance of a callable medium-term note is recorded at historical cost, the economic equivalent (the issuance of short term-debt with the forecasted rollover of that debt and the simultaneous issuance of a callable interest rate swap) is recorded differently (the discount notes are recorded at historical cost and the interest rate swap is recorded at fair value). Despite the closely matched economics and optionality of the assets and the associated interest rate swap and funding combination, the callable swaps do not qualify for hedge accounting under SFAS 133 because the test for hedge effectiveness under SFAS 133 is based on the linkage between the forecasted short-term funding and the callable interest rate swap and ignores the prepayable characteristics of the associated assets being funded.

      Business Volume. Loans are brought into the Farmer Mac I and Farmer Mac II programs as follows:

     o Farmer Mac purchases eligible loans and guarantees timely payments of principal and interest of securities backed by those loans as part of the Farmer Mac I program. Farmer Mac may retain some or all of those securities in its portfolio or sell them to third parties in capital markets transactions.
     o Farmer Mac purchases USDA-guaranteed portions of loans and guarantees timely payments of principal and interest of securities backed by those guaranteed portions as part of the Farmer Mac II program. Farmer Mac may retain some or all of those securities in its portfolio or sell them to third parties in capital markets transactions.
     o Farmer Mac also enters into LTSPCs for eligible loans. Farmer Mac's commitments through LTSPCs include either newly originated or seasoned eligible loans, and are part of the Farmer Mac I program.
     o Farmer Mac exchanges Farmer Mac Guaranteed Securities for eligible loans or USDA-guaranteed portions of loans ("swaps"). Farmer Mac's swaps of Farmer Mac Guaranteed Securities for USDA-guaranteed portions of loans are part of the Farmer Mac II program; Farmer Mac's swaps of Farmer Mac Guaranteed Securities for any other eligible loans are part of the Farmer Mac I program.

     The following table sets forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated.

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                -----------------------------   ------------------------------
                                                    2003            2002            2003            2002
                                                --------------  -------------   -------------  ---------------
                                                                       (in thousands)
Loan purchase and guarantee and
    commitment activity:
    Farmer Mac I:
      Loans                                       $ 65,615       $551,690        $124,669        $ 626,565
      LTSPCs                                       179,025        280,904         345,599          619,725
    Farmer Mac II Guaranteed Securities             77,636         57,769         119,529           96,923
                                                --------------  -------------   -------------  ---------------
      Total purchases, guarantees
        and commitments                          $ 322,276       $890,363        $589,797       $1,343,213
                                                --------------  -------------   -------------  ---------------

Farmer Mac I Guaranteed Securities issuances:
    Retained                                     $       -       $      -        $      -         $      -
    Sold (1)                                        21,910         29,342          35,171           29,342
                                                --------------  -------------   -------------  ---------------
      Total                                       $ 21,910       $ 29,342        $ 35,171         $ 29,342
                                                --------------  -------------   -------------  ---------------

(1)  Sold to Zions First National Bank or its affiliates, a related party.


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

                                           Three Months Ended               Six Months Ended
                                                June 30,                         June 30,
                                     -----------------------------    ---------------------------
                                          2003            2002            2003          2002
                                     --------------  -------------    -------------  ------------
                                                             (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases     $ 65,615      $ 551,690        $ 124,669     $ 626,565

Defaulted loans purchased from
    off-balance sheet Farmer Mac I
    Guaranteed Securities                    523            454           24,001        20,319

Defaulted loans transferred from
    on-balance sheet Farmer Mac I
    Guaranteed Securities                  2,394            443           22,413         6,997

Defaulted loans purchased
    from LTSPCs                            2,239              -            3,098           197


     The decrease in newly originated and current seasoned loan purchases was attributable to a decrease in newly originated Farmer Mac I loan purchases and a large portfolio purchase in second quarter 2002 that has not been replicated in 2003. The increases in defaulted loans purchased and in defaulted loans transferred to loans reflect:

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

     The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2003 and second quarter 2002 was less than one month and four months, respectively. Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2003 and second quarter 2002, 75 percent and 83 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.1 years and 10.1 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2003 and second quarter 2002 was 6.1 years and 4.5 years, respectively.

     Indicators of future loan purchase and guarantee volume (but not of future LTSPC, swap or portfolio purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans (other than under an LTSPC) and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of June 30, 2003, outstanding commitments to purchase Farmer Mac I loans totaled $10.7 million, compared to $15.6 million as of June 30, 2002. Of the total Farmer Mac I commitments outstanding as of June 30, 2003 and 2002, $3.6 million and $10.6 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $59.8 million as of June 30, 2003, compared to $86.1 million as of June 30, 2002. Not all of these loans will be purchased, as some will ultimately be denied for credit reasons or withdrawn by the seller.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac's programs provide, including increased liquidity and lending capacity. As of June 30, 2003, Farmer Mac's outstanding program volume was $5.6 billion, which represented approximately 12% of management's estimate of a $46 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability objectives over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

     New business volume was down for the first six months of 2003 compared to the same period in 2002. Farmer Mac believes this trend is traceable to:

     o general conditions in the agricultural mortgage market affecting all agricultural mortgage lenders, including the reduced interest of borrowers in long-term fixed rate financing;
     o diminished expansion in the capital intensive livestock and permanent crop sectors; and
     o residual effects of adverse publicity based on misinformation about Farmer Mac disseminated in 2002.

Nonetheless, lender interest in Farmer Mac has produced a steady stream of new volume in the form of Farmer Mac I and II individual loan purchases and additions to existing LTSPC arrangements during 2003. The outlook for the second half of 2003 is for new volume to approximate the level of the first half of 2003. Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in prior years continue to exist, but no assurance can be given at this time as to the certainty or timing of such transactions. Growth in Farmer Mac's business volume is dependent on both an increase in its market share of existing agricultural mortgages and continued growth in the total agricultural mortgage market.

     As of June 30, 2003, there were 124 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. The increase of 53 approved sellers from the 71 approved sellers as of March 31, 2003 resulted primarily from the recertification of sellers who had not provided necessary certification information as of the earlier date. During 2002, there were 79 approved loan sellers active in the Farmer Mac I program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of June 30, 2003, more than 75 lenders were participating in those networks, bringing the total Farmer Mac I program participants to more than 200 as of June 30, 2003.

     To be considered for approval as a Farmer Mac I seller, a financial institution must meet criteria established by Farmer Mac, including:

     o owning a requisite amount of Farmer Mac Class A or Class B voting common stock according to a schedule prescribed for the size and type of institution;
     o having the ability and experience to make or purchase and sell agricultural mortgage loans of the type that will qualify for purchase by Farmer Mac and service such mortgage loans in accordance with the Farmer Mac requirements either through its own staff or through contractors and originators;
     o    maintaining a minimum adjusted net worth of $1.0 million;
     o maintaining a fidelity bond and errors and omissions insurance coverage (or acceptable substitute insurance coverage) in a prescribed amount according to the size of the institution; and
     o entering into a Seller/Servicer agreement to comply with the terms of the Farmer Mac Seller/Servicer Guide, including representations and warranties regarding the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of June 30, 2003, there were 179 active sellers in the Farmer Mac II program, compared to 143 as of December 31, 2002 and 131 as of June 30, 2002. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

     In the aggregate, more than 325 lenders were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs as of June 30, 2003.

Balance Sheet Review

     During the six months ended June 30, 2003, total assets increased by $44.9 million from December 31, 2002, with decreases in program assets (Farmer Mac Guaranteed Securities and loans) of $26.6 million (exclusive of real estate owned) offset by increases in non-program assets. For further information regarding on- and off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below. Consistent with the increase in total assets during the period, total liabilities increased by $25.8 million from December 31, 2002 to June 30, 2003.

     During the six months ended June 30, 2003, accumulated other comprehensive income (loss) increased $0.2 million, which is the net effect of a $5.5 million increase in unrealized gains on securities available for sale and a $5.3 million decrease in the fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income (loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of June 30, 2003, Farmer Mac's core capital totaled $202.9 million, compared to $184.0 million as of December 31, 2002. As of June 30, 2003, core capital exceeded Farmer Mac's statutory minimum capital requirement of $138.8 million by $64.1 million.

     FCA issued its final risk-based capital regulation for Farmer Mac on April 12, 2001. Farmer Mac was required to meet the risk-based capital standards beginning on May 23, 2002. The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus allowance for losses) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

     o losses occur at a rate of default and severity "reasonably related" to the rates of the highest sequential two years in a limited U.S. geographic area; and
     o there is an initial interest rate shock at the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk.

     Farmer Mac was in compliance with the risk-based capital standards under the regulation as of June 30, 2003. As of June 30, 2003, the risk-based capital stress test generated a regulatory capital requirement of $45.4 million. Farmer Mac's regulatory capital of $224.8 million exceeded that amount by approximately $179.4 million. The decrease in the risk-based capital requirement from December 31, 2002 ($73.4 million) to June 30, 2003 ($45.4 million) was a result of changes in the interest rate environment and the ageing of Farmer Mac's loan portfolio. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

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

     To be eligible for the Farmer Mac I program, a loan must meet Farmer Mac's credit underwriting, appraisal and documentation standards. Accordingly, Farmer Mac believes the credit risk it assumes for Farmer Mac Guaranteed Securities backed by loans that are eligible for the Farmer Mac I program and for LTSPCs is the same and considers the effects of all on- and off-balance sheet activities on its overall portfolio diversification and credit risk. See Note 2 to Farmer Mac's condensed consolidated financial statements above for more detail on the Corporation's off-balance sheet program activities.

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this prepayment risk, particularly in the case of a defaulted loan where yield maintenance might not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans, so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and in the event of prepayment, compensate the Corporation for its interest rate risks to a large degree. As of June 30, 2003, 54 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 90 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current loans purchased in second quarter 2003, 12 percent had yield maintenance or another form of prepayment protection (including 56 percent of all loans with fixed interest rates). None of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

     Taking into consideration the prepayment provisions and the default probabilities associated with its mortgage assets, Farmer Mac uses prepayment models to project and value cash flows associated with these assets. Because borrowers' behavior in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of subsequent prepayment forecasts. In addition, Farmer Mac consults with independent prepayment experts as part of the model evaluation process.

     The goal of Farmer Mac's interest-rate-risk management is to create a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations so that they will perform similarly as interest rates change. To achieve this match, Farmer Mac issues discount notes and medium-term notes across a spectrum of maturities. Additionally, Farmer Mac issues callable debt to offset the prepayment risk associated with some mortgage assets. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets. Farmer Mac also uses financial derivatives to better match the durations of assets and liabilities thereby reducing overall interest rate sensitivity.

     Farmer Mac's $620.6 million of cash and cash equivalents as of June 30, 2003 matures within three months and are match-funded with discount notes having similar maturities. Investment securities of $976.3 million as of June 30, 2003 consist of $742.6 million (76.1 percent) of floating rate securities that all have rates that adjust within one year. These floating rate investments are funded using a series of discount note issuances. Each successive discount note issuance matures on or about the corresponding repricing date of the related investment.

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

     The most strenuous measure of the interest rate risk of Farmer Mac's current portfolio is the sensitivity of its Market Value of Equity ("MVE") to parallel yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities, including financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of June 30, 2003 and December 31, 2002 to an immediate and instantaneous parallel shift in the yield curve.

                        Percentage Change in MVE from
                                  Base Case
                      ----------------------------------
    Interest Rate        June 30,        December 31,
       Scenario            2003              2002
    ---------------   ----------------  ----------------
       + 300 bp            1.7%              15.6%
       + 200 bp            2.0%              11.0%
       + 100 bp            1.5%               5.9%
       - 100 bp           -2.9%              -7.1%
       - 200 bp            N/A*               N/A*
       - 300 bp            N/A*               N/A*

* As of the date indicated, a -200 bp parallel shift of the U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     During 2002 and through second quarter 2003, interest rates fell to historic lows and interest rate volatility increased significantly. Despite the volatile interest rate environment, Farmer Mac maintained a relatively low level of interest rate sensitivity during second quarter 2003 through ongoing asset/liability rebalancing activities. As of June 30, 2003, Farmer Mac's effective duration gap, another standard measure of interest rate risk, was improved to minus 1.2 months, compared to minus 3.6 months as of December 31, 2002, as a result of the rebalancing activities conducted during second quarter 2003. As of both June 30, 2003 and December 31, 2002, Farmer Mac's MVE and net interest income ("NII") showed positive sensitivity to increasing interest rates and negative sensitivity to continued decreases in interest rates.

     As of June 30, 2003, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 7.6 percent, while a parallel decrease of 100 basis points would have decreased NII by 7.8 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. Both MVE and NII continue to be less sensitive to non-parallel shocks than to the parallel shocks. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, are indicators of the effectiveness of the Corporation's approach to managing its interest rate risk exposures.

      The economic effects of financial derivatives, including interest rate swaps, are included in the MVE, NII and duration gap analyses. Farmer Mac generally enters into various interest rate swaps to reduce interest rate risk as follows:

     o "floating-to-fixed interest rate swaps" in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties; these swaps adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of longer-term reset and fixed-rate mortgages and other assets and may provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market;
     o "fixed-to-floating interest rate swaps" in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties; these swaps adjust the characteristics of long-term debt to match more closely the cash flow and duration characteristics of short-term assets; and
     o "basis swaps" in which it pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties; these swaps alter interest rate indices of liabilities to match those of assets, and vice versa.

As of June 30, 2003, Farmer Mac had $1.182 billion combined notional amount of interest rate swaps with terms ranging from one month to 15 years. Of those interest rate swaps, $703.0 million were floating-to-fixed rate interest rate swaps, $378.7 million were basis swaps and $100.0 million were fixed-to-floating interest rate swaps.

     Farmer Mac employs financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of June 30, 2003, Farmer Mac had no uncollateralized net exposure to any counterparty.

     Credit Risk. Farmer Mac's primary exposure to credit risk is the risk of loss resulting from the inability of a borrower to repay the mortgage combined with a deficiency in the value of the collateral relative to the amount outstanding on the mortgage and the costs of liquidation. Farmer Mac is exposed to credit risk on:

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

                                  June 30,         December 31,
                                    2003              2002
                              ----------------   ---------------
                                       (in thousands)
Farmer Mac I:
   Post-1996 Act                $ 4,898,660       $ 4,850,234
   Pre-1996 Act                      28,057            31,960
Farmer Mac II:
   USDA-guaranteed portions         668,899           645,790
                              ----------------   ---------------
                                $ 5,595,616       $ 5,527,984
                              ----------------   ---------------

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

     Farmer Mac has established underwriting, appraisal and documentation standards for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs. These standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan. Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.

     Farmer Mac I credit underwriting standards require that the loan-to-value ("LTV") ratio for any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an integrator (e.g., a food processing company) may have an LTV ratio of up to 75 percent, a part-time farm loan supported by private mortgage insurance may have an LTV ratio of up to 85 percent and a rural housing loan supported by private mortgage insurance may have an LTV ratio of up to 97 percent. In the case of newly originated loans that are not part-time farm or rural housing loans, borrowers on the loans must, among other criteria set forth in Farmer Mac's underwriting standards, also meet the following standard pro forma (that is, giving effect to the new loan) credit ratios:

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

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths have historically demonstrated a lower rate of default than that of loans that conformed to all of the standard credit ratios. As of June 30, 2003, a total of $1.5 billion (31.3 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Post-1996 Act Farmer Mac I Guaranteed Securities were approved based upon compensating strengths. During second quarter 2003, $75.3 million (30.8 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths.

     In the case of a seasoned loan, Farmer Mac considers sustained performance to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms. A seasoned loan generally will be deemed an eligible loan if:

     o it has been outstanding for at least five years and has a loan-to-value ratio of 60 percent or less;
     o there have been no payments on the loan more than 30 days past due during the previous three years; and
     o there have been no material restructurings or modifications for credit reasons during the previous five years.

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

     The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase, seasoned loans includes:

     o evaluation of loan database information to determine conformity to the criteria described above;
     o    confirmation that loan file data conform to database information;
     o    validation of supporting credit information in the loan files; and
     o    review of loan collateral appraisals.

All of the foregoing are performed through methods that give due regard to the size, age, leverage and nature of the collateral for the loans.

     In the case of rural housing and part-time farm loans, the borrower may finance up to 97 percent and 85 percent, respectively, of the appraised value of the property if the amount above 80 percent is covered by private mortgage insurance. For newly originated part-time farm loans, the borrower must generate sufficient income from all sources to repay all creditors. A borrower's capacity to repay debt obligations generally is determined by two tests:

     o the borrower's monthly mortgage payment-to-income ratio should be 28 percent or less; and
     o the borrower's total monthly debt payment-to-income ratio should be 36 percent or less.

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

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held, real estate owned and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies ("SFAS 5") and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards. For accepting the credit risk on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively. For loans held, Farmer Mac receives interest income that includes a component that correlates to its guarantee fee, which Farmer Mac views as compensation for accepting credit risk.

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

     Farmer Mac's allowance for losses is presented in three components on its consolidated balance sheet:

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

     Farmer Mac's provision for losses is presented in two components on its consolidated statement of operations:

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

     Farmer Mac's allowance for losses is estimated using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"); those results may be modified by the application of management's judgment that takes into account factors including:

     o    economic conditions;
     o geographic and agricultural commodity concentrations in Farmer Mac's portfolio;
     o    the credit profile of Farmer Mac's portfolio;
     o    delinquency trends of Farmer Mac's portfolio;
     o Farmer Mac's experience in the management and sale of real estate owned; and
     o    historical   charge-off  and  recovery   activities  of  Farmer  Mac's
          portfolio.

     The Model offers historical loss experience on agricultural mortgage loans similar to those on which Farmer Mac has assumed credit risk, but over a longer period of time than Farmer Mac's own experience to date. Farmer Mac's systematic methodology for determining its allowance for losses is expected to migrate over time, away from the Model and toward the increased use of Farmer Mac's own historical portfolio loss experience, as that experience continues to develop. During this migration, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment, to determine its loan loss allowance.

     Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held, real estate owned and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

     In addition, Farmer Mac specifically analyzes its portfolio of non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy, including loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) on a loan-by-loan basis. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total amount due, including principal, interest and advances under SFAS 114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total amount due, Farmer Mac specifically determines an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

     Management believes that the general allowance, which is the difference between the total allowance for losses (generated through use of the Model) and the specific allowances, adequately covers any probable losses inherent in the portfolio of performing loans under SFAS 5.

     Farmer Mac believes that the methodology described above produces a reliable estimate of the total probable losses inherent in the Farmer Mac portfolio. The Model:

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

     Farmer Mac analyzes various iterations of the Model data to evaluate its overall allowance for losses and back tests the results to validate the Model. Such tests use prior period data to project losses expected in a current period and compare those projections to actual losses incurred during the current period.

     The allowance for losses is increased through periodic provisions for losses charged to expense and reduced by charge-offs for actual losses, net of recoveries that are recognized if liquidation proceeds exceed previous estimates. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and six months ended June 30, 2003 and 2002:

                                               June 30, 2003                                         June 30, 2002
                            ----------------------------------------------------   ------------------------------------------------
                              Allowance      REO                      Total         Allowance      REO                     Total
                              for Loan    Valuation    Reserve      Allowance       for Loan    Valuation    Reserve     Allowance
                               Losses     Allowance   for Losses    for Losses       Losses     Allowance   for Losses  for Losses
                            ------------ ----------- ------------ -------------    ----------- ----------- ------------ -----------
                                              (in thousands)                                          (in thousands)
Three Months Ended:
Beginning balance              $ 3,028       $ 592    $ 17,472      $ 21,092         $ 2,436       $ -      $ 14,581     $ 17,017
     Provision for losses        1,416           -         697         2,113               -         -         2,022        2,022
     Net allocation of
       allowance                     -           -           -             -           2,746         -        (2,746)           -
     Net charge-offs            (1,342)          -           -        (1,342)           (510)        -          (202)        (712)
                            ------------ ----------- ------------ -------------     ----------- ---------- ------------ -----------

Ending balance                 $ 3,102       $ 592    $ 18,169      $ 21,863         $ 4,672       $ -      $ 13,655     $ 18,327
                            ------------ ----------- ------------ -------------     ----------- ---------- ------------ -----------

Six Months Ended:
Beginning balance              $ 2,662       $ 592    $ 16,757      $ 20,011         $ 1,352       $ -      $ 14,532     $ 15,884
     Provision for losses        2,624           -       1,592         4,216               -         -         4,038        4,038
     Net allocation of
       allowance                     -           -           -             -           4,646         -        (4,646)           -
     Net charge-offs            (2,184)          -        (180)       (2,364)         (1,326)        -          (269)      (1,595)
                            ------------ ----------- ------------ -------------     ----------- ---------- ------------ -----------

Ending balance                 $ 3,102       $ 592    $ 18,169      $ 21,863         $ 4,672       $ -      $ 13,655     $ 18,327
                            ------------ ----------- ------------ -------------     ----------- ---------- ------------ -----------

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

     Farmer Mac's total provision for losses was $2.1 million for second quarter 2003, compared to $2.0 million for second quarter 2002. During second quarter 2003, Farmer Mac charged off $1.3 million in losses against the allowance for losses and had no recoveries. During second quarter 2002, Farmer Mac charged off $0.9 million in losses against the allowance for losses and recovered $0.2 million from previously charged off losses, for net charge-offs of $0.7 million. As of June 30, 2003, Farmer Mac's allowance for losses totaled $21.9 million, or 45 basis points of the outstanding principal balance of loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $20.0 million (42 basis points) as of December 31, 2002.

     As of June 30, 2003, loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned ("Post-1996 Act non-performing assets") totaled $80.2 million and represented 1.64 percent of the principal balance of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $65.2 million (1.45 percent) as of June 30, 2002. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. As of June 30, 2003, Farmer Mac's 90-day delinquencies totaled $51.3 million and represented 1.06 percent of the principal balance of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $50.3 million (1.12 percent) as of June 30, 2002. From quarter to quarter, Farmer Mac anticipates the 90-day delinquencies will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                              Outstanding
                             Post-1996 Act                                     Less:
                                Loans,            Non-                        REO and
                            Guarantees and     performing                   Performing          90-Day
                                LTSPCs           Assets      Percentage    Bankruptcies     Delinquencies    Percentage
                          ------------------ -------------- ------------- ---------------- --------------- --------------
                                                                (dollars in thousands)
As of:
   June 30, 2003            $ 4,875,059       $ 80,169         1.64%         $ 28,883          $ 51,286        1.06%
   March 31, 2003             4,820,887         94,822         1.97%           18,662            76,160        1.58%
   December 31, 2002          4,821,634         75,308         1.56%           17,094            58,214        1.21%
   September 30, 2002         4,506,330         91,286         2.03%           11,460            79,826        1.77%
   June 30, 2002              4,489,735         65,196         1.45%           14,931            50,265        1.12%
   March 31, 2002             3,754,171         87,097         2.32%            7,903            79,194        2.11%
   December 31, 2001          3,428,176         58,279         1.70%            3,743            54,536        1.59%
   September 30, 2001         3,318,796         71,686         2.16%            5,183            66,503        2.00%
   June 30, 2001              3,089,460         53,139         1.72%            4,274            48,865        1.58%

     As of June 30, 2003, approximately $1.8 billion (37.1 percent) of Farmer Mac's outstanding loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years compared to $1.7 billion (38.4 percent) of such loans as of June 30, 2002. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of June 30, 2003, Farmer Mac's loan-by-loan analysis of its $80.2 million of non-performing assets and their updated appraisals or management's estimates of discounted collateral values indicated that $68.3 million of non-performing assets were adequately collateralized, and that the allocation of specific allowances to those loans was not necessary. Farmer Mac's loan-by-loan analyses indicated that the remaining $11.9 million had insufficient collateral to cover the loan balance, accrued interest and expenses. Farmer Mac has specifically allocated $2.8 million of allowances to those under-collateralized loans. As of June 30, 2003, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $19.1 million relating to inherent probable loss in the portfolio, bringing the total allowance for losses to $21.9 million. Based on Farmer Mac's loan-by-loan analyses and loan collection experience, Farmer Mac believes that specific and inherent probable losses are covered adequately by the allowance for losses.

     The following table summarizes Farmer Mac's non-performing assets and allowance for losses:

              Farmer Mac I Post-1996 Act Non-performing Assets and Allowance for Losses
------------------------------------------------------------------------------------------------------------

                                          As of June 30, 2003                   As of December 31, 2002
                                   ------------------------------------  -----------------------------------
                                                                (in thousands)
                                                           Specific                              Specific
                                     Non-performing        Allowance       Non-performing        Allowance
                                         Assets           for Losses           Assets           for Losses
                                   -------------------  ---------------  -------------------  --------------
Loans 90 days or more past due          $ 12,367            $ 452             $ 17,600            $ 238
Loans in foreclosure                      17,323            1,179               16,856              519
Loans in bankruptcy *                     32,646              539               35,229              687
Real estate owned                         17,833              592                5,623              592
                                   -------------------  ---------------  -------------------  --------------
   Total                                $ 80,169          $ 2,762             $ 75,308          $ 2,036
                                   -------------------  ---------------  -------------------  --------------

                                                           Allowance                             Allowance
                                                          for Losses                            for Losses
                                                        ---------------                       --------------
Specific allowance for losses                             $ 2,762                               $ 2,036
General allowance for losses                               19,101                                17,975
                                                        ---------------                       --------------
   Total allowance for losses                            $ 21,863                              $ 20,011
                                                        ---------------                       --------------

* Includes loans that are performing under either their original loan terms or a court-approved bankruptcy plan.


     Original loan-to-value ratios are one of many factors Farmer Mac considers in evaluating loss severity. Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts and regional economic and agricultural conditions. Loans in the Farmer Mac I program are all first mortgage agricultural real estate loans. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between the total of the accrued interest, advances and principal balance of a loan and the value of the property. Measurement of that excess or shortfall is the best predictor and determinant of loss compared to other measures that evaluate the efficiency of a particular farm operator.

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

     As of June 30, 2003, the weighted-average original loan-to-value ratio for all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 49 percent, and the weighted-average original loan-to-value ratio for all Post-1996 Act non-performing assets was 57 percent.

     The following table summarizes the Post-1996 Act non-performing assets by original loan-to-value ratio (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment):


   Distribution of Post-1996 Act Non-performing
          Assets by Original LTV Ratio
               as of June 30, 2003
--------------------------------------------------
           (dollars in thousands)

                        Post-1996 Act
                        Non-performing
  Original LTV Ratio       Assets        Percentage
 --------------------  ---------------- ------------
    0.00% to 40.00%       $ 10,106           13%
   40.01% to 50.00%         10,788           13%
   50.01% to 60.00%         26,421           33%
   60.01% to 70.00%         29,897           37%
   70.01% to 80.00%          2,264            3%
   80.01% +                    693            1%
                       -----------------------------
              Total       $ 80,169          100%
                       -----------------------------

     The following table presents outstanding loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Post-1996 Act non-performing assets and specific allowances for losses as of June 30, 2003 by year of origination, geographic region and commodity.

         Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
-----------------------------------------------------------------------------------------------------------------------
                                  Distribution of
                                    Outstanding        Outstanding      Post-1996 Act
                                       Loans,             Loans,             Non-             Non-          Specific
                                   Guarantees and     Guarantees and      performing       performing       Allowance
                                       LTSPCs             LTSPCs          Assets (1)       Asset Rate      for Losses
                                ------------------- ------------------ ---------------- ---------------- --------------
                                                                  (dollars in thousands)
By year of origination:
  Before 1994                            13%           $   643,843        $ 4,076            0.63%            $ -
  1994                                    3%               157,836            610            0.39%              -
  1995                                    3%               148,556          3,452            2.32%            222
  1996                                    7%               347,339         12,552            3.61%              -
  1997                                    8%               397,069         15,846            3.99%              -
  1998                                   14%               672,812         14,725            2.19%            688
  1999                                   15%               714,419         12,846            1.80%            579
  2000                                    9%               425,127          9,123            2.15%            780
  2001                                   12%               609,014          6,570            1.08%            493
  2002                                   12%               579,485              -            0.00%              -
  2003                                    4%               179,559            369            0.21%              -
                                ------------------- ------------------ ---------------  ---------------- --------------
Total                                   100%           $ 4,875,059       $ 80,169            1.64%        $ 2,762
                                ------------------- ------------------ ---------------- ---------------- --------------
By geographic region (2):
  Northwest                              23%           $ 1,120,697       $ 43,785            3.91%        $ 1,079
  Southwest                              47%             2,298,658         24,401            1.06%            683
  Mid-North                              13%               628,284          4,519            0.72%              -
  Mid-South                               5%               238,587          5,574            2.34%            960
  Northeast                               6%               287,851          1,117            0.39%             40
  Southeast                               6%               300,982            773            0.26%              -
                                ------------------- ------------------ ---------------- ---------------- --------------

Total                                   100%           $ 4,875,059       $ 80,169            1.64%        $ 2,762
                                ------------------- ------------------ ---------------- ---------------- --------------
By commodity:
  Crops                                  44%           $ 2,145,804       $ 28,913            1.35%          $ 668
  Permanent plantings                    27%             1,329,440         35,802            2.69%          1,574
  Livestock                              21%               997,988         13,722            1.37%            480
  Part-time farm                          7%               365,219          1,732            0.47%             40
  Other                                   1%                36,608           -               0.00%              -
                                ------------------- ------------------ ---------------- ---------------- --------------
Total                                   100%           $ 4,875,059       $ 80,169            1.64%        $ 2,762
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

     The following table presents Farmer Mac's cumulative charge-offs and current specific allowances relative to the cumulative originally purchased, guaranteed or committed principal balance for all loans purchased and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. This information is presented by year of origination, geographic region and commodity. The purpose of this table is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

                    Farmer Mac I Post-1996 Act Charge-offs and Specific Allowance for Losses
                       Relative to all Cumulative Original Loans, Guarantees and LTSPCs
-----------------------------------------------------------------------------------------------------------------------
                                                  Cumulative                                              Combined
                                 Cumulative     Original Loans,     Cumulative         Current           Charge-off
                                     Net          Guarantees        Charge-off         Specific         and Specific
                                 Charge-offs      and LTSPCs           Rate           Allowances       Allowance Rate
                               ---------------- ---------------- ----------------- -----------------  -----------------
                                                                (dollars in thousands)
By year of origination:
  Before 1994                         $ -          $ 1,829,506         0.00%               $ -              0.00%
  1994                                  -              332,152         0.00%                 -              0.00%
  1995                                300              298,738         0.10%               222              0.17%
  1996                              1,418              591,110         0.24%                 -              0.24%
  1997                              3,047              666,953         0.46%                 -              0.46%
  1998                              2,254            1,007,615         0.22%               688              0.29%
  1999                              1,144            1,025,846         0.11%               579              0.17%
  2000                                869              613,913         0.14%               780              0.27%
  2001                                  -              795,904         0.00%               493              0.06%
  2002                                  -              768,490         0.00%                 -              0.00%
  2003                                  -              117,130         0.00%                 -              0.00%
                                ---------------- ---------------- ----------------- -----------------  ----------------
Total                             $ 9,032          $ 8,047,357         0.11%           $ 2,762              0.15%
                                ---------------- ----------------                   -----------------
By geographic region (1):
  Northwest                       $ 4,480          $ 1,951,378         0.23%           $ 1,079              0.28%
  Southwest                         4,447            3,568,320         0.12%               683              0.14%
  Mid-North                             -              960,189         0.00%                 -              0.00%
  Mid-South                             5              357,980         0.00%               960              0.27%
  Northeast                             -              550,616         0.00%                40              0.01%
  Southeast                           100              658,874         0.02%                 -              0.02%
                                ---------------  ----------------- ----------------- -----------------  ---------------
Total                             $ 9,032          $ 8,047,357         0.11%           $ 2,762              0.15%
                                ---------------  -----------------                   -----------------
By commodity:
  Crops                           $ 1,368          $ 3,422,452         0.04%             $ 668              0.06%
  Permanent plantings               6,227            2,134,437         0.29%             1,574              0.37%
  Livestock                         1,137            1,754,212         0.06%               480              0.09%
  Part-time farm                      300              640,977         0.05%                40              0.05%
  Other                                 -               95,279         0.00%                 -              0.00%
                                --------------- ----------------- ----------------- -----------------  ----------------
Total                             $ 9,032          $ 8,047,357         0.11%           $ 2,762              0.15%
                                --------------- -----------------                   -----------------

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

     Analysis of the portfolio by its geographic and commodity distribution indicates that losses and collateral deficiencies have been and are expected to remain most prevalent in the loans concentrated in the areas that do not receive significant government support. This analysis is consistent with corresponding commodity analysis, which indicates that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings. Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends. Further, as adverse economic conditions persist for a particular commodity that requires a long-term improvement on the land, such as permanent plantings, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized. Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac's ability to meet the financing needs of all commodity groups.

     Farmer Mac's methodologies for pricing its guarantee and commitment fees, managing credit risks and providing adequate allowances for losses consider all of the foregoing factors and information.

Liquidity and Capital Resources

     Farmer Mac has sufficient liquidity and capital resources to support its operations for the next twelve months and has a contingency funding plan to handle unanticipated disruptions in its access to those resources.

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

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.9 billion was outstanding as of June 30, 2003), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

      Liquidity. The funding and liquidity needs of Farmer Mac's business programs are driven by the purchase and retention of eligible loans and Farmer Mac Guaranteed Securities, the maturities of Farmer Mac's discount notes and medium-term notes and payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac's primary sources of funds to meet these needs are:

     o principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities and LTSPCs; and
     o the issuance of discount notes and medium-term notes in the capital markets.

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

     Though Farmer Mac's mortgage purchases do not currently necessitate daily debt issuance, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac's liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets during 2003. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities ranging from one day to approximately 90 days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. Subject to dollar limitations, the Corporation's board of directors has authorized non-program investments in:

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

As of June 30, 2003, Farmer Mac was in compliance with the dollar limitations and investment authorizations set forth in its investment guidelines.

     As a result of Farmer Mac's regular issuance of discount notes and medium-term notes and its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to access the capital markets at favorable rates. During 2003 and throughout the period of inaccurate and misleading publicity about the Corporation during 2002, Farmer Mac maintained regular daily access to the discount note market at rates comparable to the issuance and trading levels of other government-sponsored enterprise discount notes. Farmer Mac's continued ability to access the discount note market at such favorable rates could be affected by further inaccurate and misleading publicity about Farmer Mac or unusual trading in its securities. Farmer Mac believes such factors caused spread levels in secondary market trading of its outstanding medium-term notes to widen during second quarter 2002. Although Farmer Mac returned to issuing medium-term notes at favorable issuance spreads, the foregoing factors could affect future medium-term note issuance spreads adversely and cause Farmer Mac to emphasize floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market may provide favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets. Farmer Mac compensates for this risk by pricing the required net yield on program asset purchases to reflect the cost of medium-term notes without regard to the savings that may be achievable in the interest rate swap market.

     Farmer Mac maintains an investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities that reprice within one year, which can be drawn upon for liquidity needs. As of June 30, 2003, Farmer Mac's cash and cash equivalents and investment securities totaled $620.6 million and $976.3 million, respectively, a combined 37.4 percent of total assets. For second quarter 2003, exclusive of daily overnight discount note issuances that were invested overnight, the average discount note issuance term and re-funding frequency was approximately 64 days.

Other Matters

     On June 26, 2002, the Senate Committee on Agriculture, Nutrition, and Forestry requested that the GAO conduct an independent analysis of a number of issues relating to Farmer Mac. The Committee made this request of the GAO in response to reports that Farmer Mac believes are misleading, speculation about Farmer Mac produced by certain hedge funds acting as "short sellers," who stood to gain if the price of Farmer Mac securities was depressed, and inaccurate articles published by a reporter for a major newspaper. Farmer Mac has made clear that those reports and articles are inaccurate and misleading.

     It is anticipated that the analysis by the GAO would address Farmer Mac's financial stability, corporate governance, compensation policies, investment practices, the non-voting status of Farmer Mac's Class C common stock and the fulfillment of Farmer Mac's Congressional mission. Farmer Mac welcomes the independent analysis by the GAO as an opportunity to remove any confusion that has been cast over its integrity, so that it may continue to fulfill it Congressional mission in a financially safe and sound manner.

      Supplemental Information
      ------------------------

     The following tables present quarterly and annual information regarding loan purchases, guarantees and commitments and outstanding guarantees and commitments.

                      Farmer Mac Purchases, Guarantees and Commitments
------------------------------------------------------------------------------------------------
                                   Farmer Mac I
                         -----------------------------------
                            Loans and
                            Guaranteed
                            Securities          LTSPCs        Farmer Mac II         Total
                         ----------------- ----------------- ----------------- -----------------
                                                     (in thousands)
For the quarter ended:
   June 30, 2003             $ 65,615         $ 179,025          $ 77,636         $ 322,276
   March 31, 2003              59,054           166,574            41,893           267,521
   December 31, 2002           62,841           395,597            38,714           497,152
   September 30, 2002          58,475           140,157            37,374           236,006
   June 30, 2002              551,690           280,904            57,769           890,363
   March 31, 2002              74,875           338,821            39,154           452,850
   December 31, 2001           62,953           237,292            51,056           351,301

For the year ended:
   December 31, 2002          747,881         1,155,479           173,011         2,076,371
   December 31, 2001          272,127         1,032,967           198,171         1,503,265



                              Outstanding Balance of Farmer Mac Loans and
                         On- and Off-Balance Sheet Guarantees and Commitments (1)
-------------------------------------------------------------------------------------------------------------
                                        Farmer Mac I
                         --------------------------------------------------
                                 Post-1996 Act
                         ---------------------------------
                            Loans and
                           Guaranteed
                          Securities (2)       LTSPCs        Pre-1996 Act     Farmer Mac II        Total
                         ---------------- ---------------- ---------------- ---------------- ----------------
                                                           (in thousands)
As of:
     June 30, 2003         $ 2,108,180      $ 2,790,480         $ 28,057        $ 668,899      $ 5,595,616
     March 31, 2003          2,111,861        2,732,620           29,216          650,152        5,523,849
     December 31, 2002       2,168,994        2,681,240           31,960          645,790        5,527,984
     September 30, 2002      2,127,460        2,407,469           35,297          630,452        5,200,678
     June 30, 2002           2,180,948        2,336,886           37,873          617,503        5,173,210
     March 31, 2002          1,655,485        2,126,485           41,414          592,836        4,416,220
     December 31, 2001       1,658,716        1,884,260           48,979          595,156        4,187,111
     September 30, 2001      1,605,160        1,731,861           58,813          608,944        4,004,778
     June 30, 2001           1,572,800        1,537,061           65,709          579,251        3,754,821

(1) Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II loans are guaranteed by the USDA.
(2) Periods prior to June 30, 2001 include only Farmer Mac I Guaranteed Securities.


                            Outstanding Balance of Loans Held and Loans Underlying
                              On-Balance Sheet Farmer Mac Guaranteed Securities
--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Total
                               Fixed Rate             5-to-10-Year           1-Month-to-3-Year             Held in
                          (10-yr. wtd. avg. term)     ARMs & Resets                ARMs                   Portfolio
                           ---------------------   ----------------------  ----------------------   ----------------------
                          (in thousands)
As of:
     June 30, 2003             $ 889,839              $ 1,064,824               $ 511,700              $ 2,466,363
     March 31, 2003              880,316                1,057,310                 515,910                2,453,536
     December 31, 2002         1,003,434                  981,548                 494,713                2,479,695
     September 30, 2002        1,000,518                  934,435                 498,815                2,433,768
     June 30, 2002             1,016,997                  892,737                 516,892                2,426,626
     March 31, 2002              751,222                  797,780                 350,482                1,899,484
     December 31, 2001           764,115                  790,948                 302,169                1,857,232

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

Item 4. Controls and Procedures

     Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2003. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective. There have been no changes in Farmer Mac's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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

          Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on April 10, 2003, Farmer Mac issued an aggregate of 800 shares of its Class C Non-Voting Common Stock, at an issue price of $21.79 per share, to the nine Directors who elected to receive such stock in lieu of their cash retainers.

          On June 5, 2003, Farmer Mac issued an aggregate of 37,045 shares of its Class C Non-Voting Common Stock, at an issue price of $22.40 per share, to the officers of Farmer Mac as incentive compensation.

          During the second quarter of 2003, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 343,104 shares of Class C Non-Voting Common Stock, at an exercise price of $22.40 per share, to officers and directors as incentive compensation.

     (d)  Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  Farmer Mac's Annual Meeting of Stockholders was held on June 5, 2003.

     (b) See paragraph (c)(1) below. In addition to the Directors elected at the Annual Meeting of Stockholders on June 5, 2003, the following Directors appointed by the President of the United States continue to serve as Directors of Farmer Mac:

                  Fred L. Dailey (Chairman)
                  Julia Bartling
                  Grace T. Daniel
                  Lowell L. Junkins
                  Glen Klippenstein

     (c)  (1) Election of Directors:

                                          Class A Nominees

                                          Number of Shares
                                         For       Withheld
                                    -----------------------------
               Dennis L. Brack       756,602         34,264
               W. David Hemingway    737,437         53,429
               Mitchell A. Johnson   737,437         53,429
               Charles E. Kruse      788,566          2,300
               Peter T. Paul         788,566          2,300


                                          Class B Nominees

                                          Number of Shares
                                         For       Withheld
                                    -----------------------------
               Ralph "Buddy" Cortese 491,301            750
               Paul A. DeBriyn       491,301            750
               Kenneth E. Graff      491,301            750
               John G. Nelson III    391,028        101,023
               John Dan Raines       491,301            750

            (2) Selection of Independent Auditors (Deloitte & Touche LLP):

                              Class A Stockholders
                                            Number of Shares
                        For                         787,266
                        Against                       2,400
                        Abstain                       1,200

                              Class B Stockholders
                                            Number of Shares
                        For                         491,851
                        Against                         100
                        Abstain                         100

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

_____________________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+**  10.2.12 - Amendment  No. 12 dated as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant.

+*   10.3    - Employment  Agreement   dated  May  11,  1989  between  Nancy  E.
               Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

_____________________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+*   10.3.1  - Amendment dated December 14, 1989 to Employment Agreement between
               Nancy E.Corsiglia and the Registrant (Previously filed as Exhibit
               10.5 to Form 10-K filed February  14, 1990).

+*   10.3.2  - Amendment  No. 2 dated  February 14, 1991 to Employment Agreement between Nancy E.Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

+*   10.3.3  - Amendment to Employment Contract dated as of June 1, 1993 between
               Nancy E. Corsiglia and the Registrant(Previously filed as Exhibit
               10.9 to Form 10-Q filed November 15, 1993).

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

_____________________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+**  10.3.15 - Amendment No. 15 dated  as of June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant.

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

+**  10.4.6  - Amendment No. 6 dated  as  of June 5, 2003 to Employment Contract between Tom D. Stenson and the Registrant.

_____________________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+**  10.5.4  - Amendment  No. 4 dated  as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant.

+**  10.6    - Employment  Contract dated  June 5, 2003 between Timothy L. Buzby and the Registrant.

*    10.7    - Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*    10.8    - Medium-Term  Notes  U.S. Selling  Agency  Agreement  dated  as of
               October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*    0.9     - Discount  Note  Dealer  Agreement dated  as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

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

_____________________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

*    10.14   - Lease Agreement, dated June 28, 2001 between EOP - Two Lafayette,
               L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

     21      - Farmer   Mac   Mortgage   Securities   Corporation,   a  Delaware
               corporation.

**   31.1    - Certification   of  Chief   Executive  Officer  relating  to  the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

**   31.2    - Certification   of   Chief  Financial  Officer  relating  to  the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.


_____________________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**   32      - Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

     On April 24, 2003, Farmer Mac furnished to the Securities and Exchange Commission a Current Report on Form 8-K that attached a press release announcing Farmer Mac's financial results for first quarter 2003.

     On May 15, 2003, Farmer Mac furnished to the Securities and Exchange Commission a Current Report on Form 8-K attaching the certifications of Henry D. Edelman, Farmer Mac's Chief Executive Officer, and Nancy E. Corsiglia, Farmer Mac's Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     On May 30, 2003, Farmer Mac filed with the Securities and Exchange Commission a Current Report on Form 8-K that attached a press release announcing that its Chief Executive Officer and Chief Financial Officer had each entered into a trading plan in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

     On June 10, 2003, Farmer Mac filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing that, on June 5, 2003, the Board of Directors of Farmer Mac had declared a quarterly dividends on the Corporation's 6.40% Cumulative Preferred Stock, Series A.

     On June 26, 2003, Farmer Mac filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing the appointments of presidential nominees Glen Klippenstein and Julia Bartling to replace Marilyn Peters and Charles Eugene Branstool as members of Farmer Mac's Board of Directors.


_____________________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 14, 2003

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



                                  /s/ Nancy E. Corsiglia
                              --------------------------------------------------
                               Nancy E. Corsiglia
                               Vice President - Finance
                              (Principal Financial Officer)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION



                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                       FOR THE PERIOD ENDING JUNE 30, 2003

                                  EXHIBIT INDEX


Exhibit No.                         Description


10.2.12 -  Amendment  No.  12 dated as of June 5,  2003 to  Employment  Contract between Henry D. Edelman and the Registrant.

10.3.15 -  Amendment  No.  15 dated as of June 5,  2003 to  Employment  Contract between Nancy E. Corsiglia and the Registrant.

10.4.6 - Amendment No. 6 dated as of June 5, 2003 to Employment Contract between
           Tom D. Stenson and the Registrant.

10.5.4 - Amendment No.4 dated as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant.

10.6   -   Employment  Contract dated June 5, 2003 between  Timothy L. Buzby and the Registrant.

31.1   -   Certification   of  Chief   Executive   Officer   relating   to   the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   -   Certification   of   Chief  Financial   Officer   relating   to   the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32     -   Certification of  Chief Executive Officer and Chief Financial Officer
           relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                Exhibit 10.2.12

                     AMENDMENT NO. 12 TO EMPLOYMENT CONTRACT

     Agreed, as of the 5th day of June 2003, between the Federal Agricultural Mortgage Corporation (FAMC) and Henry D. Edelman (you), that the existing employment contract between the parties hereto, dated May 5, 1989, as amended by Employment Agreement Amendment No. 1 dated January 10, 1991, Amendment to
Employment Agreement dated as of June 1, 1993, Amendment No. 3 to Employment Contract dated as of June 1, 1994, Amendment No. 4 to Employment Contract dated as of February 8, 1996, Amendment No. 5 to Employment Contract dated as of June 13, 1996, Amendment No. 6 to Employment Contract dated as of August 7, 1997, Amendment No. 7 to Employment Contract dated as of June 4, 1998, Amendment No. 8 to Employment Contract dated as of June 3, 1999, Amendment No. 9 to Employment Contract dated as of June 1, 2000, Amendment No. 10 to Employment Contract dated as of June 7, 2001 and Amendment No. 11 to Employment Contract dated as of June 6, 2002 (collectively, the Agreement), be and hereby is amended as follows:

     Section 4 (a) of the Agreement is replaced in its entirety with the following new section:

     4 (a). Base Salary. You will be paid a base salary (the Base Salary) during the Term of Four Hundred Seventy-Nine Thousand Four Hundred and Sixty Dollars ($479,460) per year, payable in arrears on a bi-weekly basis; and

     As amended hereby, the Agreement remains in full force and effect.


Federal Agricultural Mortgage Corporation           Employee

By:     /s/ Fred L. Dailey                            /s/ Henry D. Edelman
    -----------------------------                -------------------------------
      Chairman of the Board

                                                               Exhibit 10.3.15

                     AMENDMENT NO. 15 TO EMPLOYMENT CONTRACT

     Agreed, as of the 5th day of June 2003, between the Federal Agricultural Mortgage Corporation (FAMC) and Nancy E. Corsiglia (you) that the existing employment contract between the parties hereto, dated May 11, 1989, as amended by letter dated December 14, 1989, Employment Agreement Amendment No. 2 dated February 14, 1991, Amendment to Employment Agreement dated as of June 1, 1993, Amendment No. 4 to Employment Contract dated as of June 1, 1993, Amendment No. 5 to Employment Contract dated as of June 1, 1994, Amendment No. 6 to Employment Contract dated as of June 1, 1995, Amendment No. 7 to Employment Contract dated as of February 8, 1996, Amendment No. 8 to Employment Contract dated as of June 13, 1996, Amendment No. 9 to Employment Contract dated as of August 7, 1997, Amendment No. 10 to Employment Contract dated as of June 4, 1998, Amendment No. 11 to Employment Contract dated as of June 3, 1999, Amendment No. 12 to Employment Contract dated as of June 1, 2000, Amendment No. 13 to Employment Contract dated as of June 7, 2001 and Amendment No. 14 to Employment Contract dated as of June 6, 2002 (collectively, the Agreement), be and hereby is amended as follows:

     Sections 3 (a) of the Agreement is replaced in its entirety with the following new section:

     3 (a). Base Salary. You will be paid a base salary (the Base Salary) during the Term of Three Hundred Seven Thousand Five Hundred Seventy-Eight Dollars ($307,578) per year, payable in arrears on a bi-weekly basis; and

      As amended hereby, the Agreement remains in full force and effect.

Federal Agricultural Mortgage Corporation          Employee

By:   /s/ Henry D. Edelman                        /s/ Nancy E. Corsiglia
    ----------------------------------         --------------------------------
        President

                                                                 Exhibit 10.4.6

                     AMENDMENT NO. 6 TO EMPLOYMENT CONTRACT

     Agreed, as of the 5th day of June 2003, between the Federal Agricultural Mortgage Corporation (FAMC) and Tom D. Stenson (the employee), that the existing employment contract between the parties hereto, dated as of September 1, 1997, as amended by Amendment No. 1 to Employment Contract dated as of June 4, 1998, Amendment No. 2 to Employment Contract dated as of June 3, 1999. Amendment No. 3 to Employment Contract dated as of June 1, 2000, Amendment No. 4 to Employment Contract dated as of June 7, 2001 and Amendment No. 5 to Employment Contract dated as of June 6, 2002 (collectively, the Agreement), be and hereby is amended as follows:

     Section 3 (a) of the Agreement is replaced in its entirety with the following new section:

     3 (a). Base Salary. You will be paid a base salary (the Base Salary) during the Term of Two Hundred Fifty-One Thousand Eight Hundred Sixteen ($251,816) per year, payable in arrears on a bi-weekly basis.

     As amended hereby, the Agreement remains in full force and effect.

Federal Agricultural Mortgage Corporation          Employee

By:    /s/ Henry D. Edelman                          /s/ Tom D. Stenson
   ----------------------------------------     --------------------------------
        President

                                                                Exhibit 10.5.4

                     AMENDMENT NO. 4 TO EMPLOYMENT CONTRACT

     Agreed, as of the 5th day of June 2003, between the Federal Agricultural Mortgage Corporation (FAMC) and Jerome G. Oslick (the employee), that the existing employment contract between the parties hereto, dated as of February 1, 2000, Amendment No. 1 to Employment Contract dated as of June 1, 2000, Amendment No. 2 to Employment Contract dated as of June 7, 2001 and Amendment No. 3 to Employment Contract dated as of June 6, 2002 (collectively, the Agreement), be and hereby is amended as follows:

     Section 3 (a) of the Agreement is replaced in its entirety with the following new section:

     3 (a). Base Salary. You will be paid a base salary (the Base Salary) during the Term of Two Hundred Forty-Nine Thousand One Hundred Eleven Dollars ($249,111) per year, payable in arrears on a bi-weekly basis.

     As amended hereby, the Agreement remains in full force and effect.

Federal Agricultural Mortgage Corporation             Employee

By:  /s/ Henry D. Edelman                              /s/ Jerome G. Oslick
    -----------------------------------               --------------------------
       President

                                                                   Exhibit 10.6

                               EMPLOYMENT CONTRACT

     AGREED, as of the 5th day of June 2003, between the Federal Agricultural Mortgage Corporation ("Farmer Mac") and Timothy L. Buzby ("Employee" or "you"), that the following terms and conditions shall apply to the employment relationship between the parties:

     1. Term. The term of your employment shall continue until June 1, 2007 or any earlier effective date of termination pursuant to Paragraph 7 hereof (the "Term").

     2. Scope of Authority and Employment. You will report directly to the President of Farmer Mac. You will have responsibility for the general accounting affairs of the corporation under business plans submitted by management to, and approved by, the Board of Directors of Farmer Mac. You shall be an officer of Farmer Mac, with the title of Vice President - Controller.

     You will devote your best efforts and substantially all your time and endeavor to your duties hereunder, and you will not engage in any other gainful occupation without the prior written consent of Farmer Mac; provided, however, that this provision will not be construed to prevent you from personally, and for your own account or that of members of your immediate family, investing or trading in real estate, stocks, bonds, securities, commodities, or other forms of investment, so long as such investing or trading is not in conflict with the best interests of Farmer Mac. You will be employed to perform your duties at the principal office of Farmer Mac. Notwithstanding this, it is expected that you will be required to travel a reasonable amount of time in the performance of your duties under this Agreement.

     3. Compensation. Farmer Mac will pay to you the following aggregate compensation for all services rendered by you under this Agreement:

          (a) Base  Salary.  You will be paid a base salary (the "Base  Salary")
     during  the  Term  of  One  Hundred  Seventy-Seven   Thousand  Two  Dollars
     ($177,002) per year, payable in arrears on a bi-weekly basis;

          (b) Incentive Compensation. In addition to your Base Salary, you will be paid additional payments during the term of this Agreement in respect of the work performed by you during the preceding "Planning Year" (June 1 through May 31), or portion thereof as follows: on June 1 of each year through and including the effective date of termination, an additional payment in an amount at the sole discretion of the Board of Directors if it determines that you have performed in an extraordinary manner your duties, pursuant to business plans proposed by management and approved by the Board of Directors, during the preceding Planning Year.

     4. Expenses. Farmer Mac will reimburse you for your reasonable and necessary expenses incurred in carrying out your duties under this Agreement, including, without limitation, expenses for: travel; attending approved business meetings, continuing legal education, conventions and similar gatherings; and business entertainment. Reimbursement will be made to you within ten (10) days after presentation to Farmer Mac of an itemized accounting and documentation of such expenses. You will notify the President of Farmer Mac prior to incurring any such expenses of an extraordinary or unusual nature.

     5. Vacation and Sick Leave. You will be entitled to four (4) weeks of paid vacation for each full Planning Year during the Term of this Agreement, to be taken in spans not exceeding two (2) weeks each. Vacation rights must be exercised within two months after the end of the Planning Year or forfeited. You will be entitled to reasonable and customary amounts of sick leave.

     6. Employee Benefits. Farmer Mac will provide you with all employee benefits regularly provided to employees of Farmer Mac and the following other (or upgraded) benefits: the best level of personal and family health insurance obtainable by Farmer Mac on reasonable terms; an annual medical examination; business travel and personal accident insurance; life insurance in the amount of Two Hundred Fifty Thousand Dollars ($250,000); disability benefits at least equal to statutory benefits in the District of Columbia; participation in the Farmer Mac Pension Plan; and participation in a savings plan established under Paragraph 401(k) of the Internal Revenue Code. The providers of any insurance will be listed in Best's Insurance Guide. All of the foregoing is subject to the limitation that the total cost thereof will not exceed twenty five percent (25%) of your Base Salary, exclusive of administrative expense. In the event that such cost limitation would be exceeded in any year, you may be required to select from among the foregoing a group of benefits within that cost limitation.

   7. Termination.

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

               (3) Farmer Mac may terminate your employment without "cause" at any time. Such termination shall become effective June 1, 2007.

               (4) Notwithstanding the provisions of subsection 7(a)(3) above, Farmer Mac may terminate your employment at any time after the passage by the Board of Directors of Farmer Mac of a resolution authorizing the dissolution of Farmer Mac. Such termination of your employment shall become effective on the later of twelve (12) months after notice of termination or the date that such dissolution of Farmer Mac becomes final as a matter of law, provided, however, that neither of the following shall be deemed to be a dissolution for the purposes of this
          Agreement: (i) dissolution of Farmer Mac which becomes final as a matter of law more than twelve (12) months after adoption of the resolution of dissolution; or (ii) incorporation, organization or reorganization of a corporation or other business entity which is substantially similar to Farmer Mac and which uses substantially the same assets or equity as Farmer Mac, within twelve (12) months after adoption of the resolution of dissolution. As used herein, the term "reorganization" shall have the same meaning as in Section 368(a) of the Internal Revenue Code of 1986.

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

     (c) Disability Pay. Upon termination of this Agreement pursuant to the preceding subsection (a)(1), Farmer Mac, in its discretion, will either:

               (1) continue to pay you (or your estate or heirs, as the case may be) for the lesser of two (2) years or the balance of the Term the difference between your current Base Salary and the amount of disability insurance payments received by you under insurance policies provided by Farmer Mac in accordance with this Agreement; or

               (2) pay you (or your estate or heirs, as the case may be) the present value of the payments described in preceding subsection
          (c)(1), discounted at a rate equal to the yield then available for two-year U.S. Treasury Notes, plus 50 basis points (0.50%).

     (d) Severance Pay. Upon termination of this Agreement pursuant to preceding subsection 7(a)(3) or 7(a)(4), Farmer Mac will pay you within thirty (30) days after such termination an aggregate amount in cash equal to one hundred percent (100%) of all Base Salary scheduled to be paid and not yet paid to you under this Agreement for the balance of the Term.

             In the event of Farmer Mac's severance of your employment pursuant to preceding subsection 7(a)(1), (3), or (4), the amount to be paid by Farmer Mac to you hereunder will not be mitigated by any subsequent earnings by you from any source.

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

      8. Agreement Not to Compete with Farmer Mac.

     Notwithstanding anything in this Agreement to the contrary, in the event of the termination of your employment, for a period of two years thereafter, you shall not, without the prior written consent of Farmer Mac, directly or indirectly, engage in any business or activity, whether as principal, agent, officer, director, partner, employee, independent contractor, consultant, stockholder or otherwise, alone or in association with any other person, firm, corporation or other business organization, that directly or indirectly competes with any of the businesses of Farmer Mac in any manner, including without limitation, the acquisition and securitization (for capital market sale) of agricultural mortgage loans or USDA "guaranteed portions" (hereinafter referred to as "Farmer Mac Qualified Loans"); provided, however, that such prohibited activity shall not include the ownership of up to 20% of the common stock in a public company.

   9. Agreement Not to Use Confidential or Proprietary Information.

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

   10. Agreement Not to Solicit Farmer Mac Employees.

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

     11. Notices. Any notice given under this Agreement will be sufficient if in writing and either: (a) mailed postage prepaid by registered or certified mail, return receipt requested; or (b) delivered by hand to, in the case of Farmer Mac, 919 18th Street, N.W., Washington, D.C. 20006, attention President or, in the case of the Employee, 18505 Rolling Acres Way, Olney, MD 20832 (or to such other addresses as may be from time to time designated by notice from the recipient party to the other). Any such notice will be effective upon actual receipt or refusal thereof.

     12. Miscellaneous.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

     /s/ Henry D. Edelman
-------------------------------------
By:  Henry D. Edelman
President and Chief Executive Officer


EMPLOYEE

  /s/ Timothy L. Buzby
----------------------------
  Timothy L. Buzby

                                                                   Exhibit 31.1

                                  CERTIFICATION

I, Henry D. Edelman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Federal Agricultural Mortgage Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
                              /s/ Henry D. Edelman
                             -------------------------
                              Henry D. Edelman
                              Chief Executive Officer

                                                                   Exhibit 31.2
                              CERTIFICATION

I, Nancy E. Corsiglia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Federal Agricultural Mortgage Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
                             /s/ Nancy E. Corsiglia
                            -------------------------
                              Nancy E. Corsiglia
                              Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of the Federal Agricultural Mortgage Corporation (the "Corporation") for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Henry D. Edelman, Chief Executive Officer of the Corporation, and Nancy E. Corsiglia, Chief Financial Officer of the Corporation, each hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



/s/Henry D. Edelman
------------------------
Henry D. Edelman
Chief Executive Officer



/s/ Nancy E. Corsiglia
-------------------------
Nancy E. Corsiglia
Chief Financial Officer


Date: August 14, 2003