Form 10-Q
period 2003-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2003-11-14
CIK 845877

As filed with the Securities and Exchange Commission
--------------------------------------------------------------------------------
                              on November 14, 2003
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
                         Commission File Number 0-17440

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months 9(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]               No    [  ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Ex9change Act).

Yes   [X]               No    [  ]

     As of November 1, 2003, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,271,188 shares of Class C Non-Voting Common Stock outstanding.

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

     The  following  information   concerning  Farmer  Mac's  interim  condensed
consolidated financial statements is included in this report beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of September 30, 2003 and
        December 31, 2002.................................................. 3
      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002...................... 4
      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.................................. 5
      Notes to Condensed Consolidated Financial Statements................. 6

                            FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)

                                                                     September 30,       December 31,
                                                                         2003                2002
                                                                  ------------------  ------------------
                                                                     (unaudited)          (audited)
Assets:
   Cash and cash equivalents                                          $ 513,370           $ 723,800
   Investment securities                                              1,083,477             830,409
   Farmer Mac Guaranteed Securities                                   1,521,167           1,608,507
   Loans                                                                979,643             966,123
     Allowance for loan losses                                           (6,171)             (2,662)
                                                                  ----------------    ------------------
       Loans, net                                                       973,472             963,461
   Real estate owned, net of valuation allowance of
     $1.0 million and $0.6 million                                       16,413               5,031
   Financial derivatives                                                  2,816                 317
   Interest receivable                                                   42,290              65,276
   Guarantee and commitment fees receivable                              14,729               5,938
   Deferred tax asset                                                    10,408               9,666
   Prepaid expenses and other assets                                     18,229              10,510
                                                                  ----------------    ------------------
       Total Assets                                                 $ 4,196,371         $ 4,222,915
                                                                  ----------------    ------------------

Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
     Due within one year                                            $ 2,763,811         $ 2,895,746
     Due after one year                                               1,074,070             985,318
                                                                  ----------------    ------------------
       Total notes payable                                            3,837,881           3,881,064
   Financial derivatives                                                 82,112              94,314
   Accrued interest payable                                              29,782              29,756
   Guarantee and commitment obligation                                   15,659                   -
   Accounts payable and accrued expenses                                 16,279              17,453
   Reserve for losses                                                    10,592              16,757
                                                                  ----------------    ------------------
       Total Liabilities                                              3,992,305           4,039,344

Stockholders' Equity:
   Preferred Stock:
     Series A, stated at redemption/liquidation value,
       $50 per share, 700,000 shares authorized,
       issued and outstanding                                            35,000              35,000
   Common Stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding                            1,031               1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding                                500                 500
     Class C Non-Voting, $1 par value, no maximum authorization,
       10,264,780 and 10,106,903 shares issued and outstanding
       as of September 30, 2003 and December 31, 2002                    10,265              10,107
   Additional paid-in capital                                            84,655              82,527
   Accumulated other comprehensive income (loss)                         (2,336)               (407)
   Retained earnings                                                     74,951              54,813
                                                                  ----------------    ------------------
       Total Stockholders' Equity                                       204,066             183,571
                                                                  ----------------    ------------------
   Total Liabilities and Stockholders' Equity                       $ 4,196,371         $ 4,222,915
                                                                  ----------------    ------------------

                          See accompanying notes to condensed consolidated financial statements.

                                      FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share amounts)


                                                      Three Months Ended                   Nine Months Ended
                                             ------------------------------------ -----------------------------------
                                              Sept. 30, 2003     Sept. 30, 2002    Sept. 30, 2003    Sept. 30, 2002
                                             -----------------  ----------------- ----------------- -----------------
                                                         (unaudited)                          (unaudited)

Interest income:
   Investments and cash equivalents               $ 7,994           $ 10,658          $ 26,490          $ 32,528
   Farmer Mac Guaranteed Securities                17,783             22,793            55,984            68,353
   Loans                                           13,543             12,734            39,679            26,926
                                            -----------------  ----------------- ----------------- -----------------

    Total interest income                          39,320             46,185           122,153           127,807

Interest expense                                   30,402             35,096            93,995            98,213
                                            -----------------  ----------------- ----------------- -----------------

Net interest income                                 8,918             11,089            28,158            29,594
   Provision for loan losses                       (3,391)                 -            (6,015)                -
                                            -----------------  ----------------- ----------------- -----------------
Net interest income after provision
   for loan losses                                  5,527             11,089            22,143            29,594
Guarantee and commitment fees                       5,056              4,874            15,261            14,164
Gains/(Losses) on financial derivatives
  and trading assets                               (3,348)            (2,563)            3,653            (4,754)
Gain on the repurchase of debt                          -                                    -             3,389
Miscellaneous income                                  354                458               743             1,218
                                            -----------------  ----------------- ----------------- -----------------

    Total revenues                                  7,589             13,858            41,800            43,611
                                            -----------------  ----------------- ----------------- -----------------

Expenses:
   Compensation and employee benefits               1,582              1,325             4,488             3,904
   General and administrative                       1,550              2,168             3,949             4,765
   Regulatory fees                                    383                397             1,148               790
   Provision for losses                            (1,269)             2,037               323             6,075
                                            -----------------  ----------------- ----------------- -----------------

    Total operating expenses                        2,246              5,927             9,908            15,534

Income before income taxes                          5,343              7,931            31,892            28,077

Income tax expense                                  1,438              2,341            10,073             8,663
                                            -----------------  ----------------- ----------------- -----------------
Net income                                        $ 3,905            $ 5,590          $ 21,819          $ 19,414
                                            -----------------  ----------------- ----------------- -----------------
Preferred stock dividends                            (560)              (560)           (1,680)             (896)
                                            -----------------  ----------------- ----------------- -----------------
Net income available to common stockholders       $ 3,345            $ 5,030          $ 20,139          $ 18,518
                                            -----------------  ----------------- ----------------- -----------------

Earnings per common share:
   Basic earnings per common share                 $ 0.28             $ 0.43            $ 1.72            $ 1.60
   Diluted earnings per common share               $ 0.28             $ 0.42            $ 1.68            $ 1.54

                            See accompanying notes to condensed consolidated financial statements.

                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                                                                Nine Months Ended
                                                                     -------------------------------------
                                                                       Sept. 30, 2003     Sept. 30, 2002
                                                                     ------------------ ------------------
                                                                         (unaudited)        (unaudited)
Cash flows from operating activities:
   Net income                                                             $ 21,819           $ 19,414
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                      (75)               536
    Amortization of debt premiums, discounts and issuance costs             26,716             34,383
    Proceeds from repayment of trading investment securities                (5,207)           (31,530)
    Net change in fair value of trading securities and derivatives          (4,144)             1,460
    Amortization of settled financial derivatives contracts                  1,297                768
    Gain on the repurchase of debt                                               -              2,203
    Total provision for losses                                               6,338              6,075
    Decrease in interest receivable                                         22,986              8,399
    Decrease (increase) in guarantee and commitment fees receivable         (8,791)             1,636
    Increase in other assets                                               (22,433)           (12,354)
    Increase in accrued interest payable                                        26              5,445
    Increase (decrease) in other liabilities                                 9,233             (4,863)
                                                                    ------------------ ------------------
    Net cash provided by operating activities                               47,765             31,572

Cash flows from investing activities:
   Purchases of available for sale investment securities                  (635,165)          (179,146)
   Purchases of Farmer Mac II Guaranteed Securities and
    AgVantage bonds                                                       (251,387)          (161,739)
   Purchases of loans                                                     (243,034)          (724,027)
   Proceeds from repayment of investment securities                        391,093            295,789
   Proceeds from repayment of Farmer Mac Guaranteed Securities             317,085            211,642
   Proceeds from repayment of loans                                        154,275             52,654
   Proceeds from sale of loans and
    Farmer Mac Guaranteed Securities                                        78,254             29,342
   Settlement of financial derivatives                                      (1,485)            (4,314)
   Purchases of office equipment                                               (87)              (138)
                                                                    ------------------ ------------------
    Net cash used in investing activities                                 (190,451)          (479,937)

Cash flows from financing activities:
   Proceeds from issuance of discount notes                             47,811,390         53,832,987
   Proceeds from issuance of medium-term notes                             264,027            286,428
   Payments to redeem discount notes                                   (48,036,827)       (53,524,678)
   Payments to redeem medium-term notes                                   (106,940)          (126,654)
   Net proceeds from preferred stock issuance                                    -             34,667
   Proceeds from common stock issuance                                       2,286              1,882
   Preferred stock dividends                                                (1,680)              (896)
                                                                    ------------------ ------------------
    Net cash provided by (used in) financing activities                    (67,744)           503,736
                                                                    ------------------ ------------------
   Net increase (decrease) in cash and cash equivalents                   (210,430)            55,371

   Cash and cash equivalents at beginning of period                        723,800            437,831
                                                                    ------------------ ------------------
   Cash and cash equivalents at end of period                            $ 513,370          $ 493,202
                                                                    ------------------ ------------------

                      See accompanying notes to condensed consolidated financial statements.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2003 and 2002.

                                                          Nine Months Ended
                                                            September 30,
                                                       -------------------------
                                                          2003          2002
                                                       -----------   -----------
                                                           (in thousands)

Cash paid for:
 Interest                                              $ 44,008      $ 44,118
 Income taxes                                            10,500         9,200
Non-cash activity:
 Real estate owned acquired through foreclosure          24,350         6,566
 Loans acquired and securitized as Farmer Mac
    Guaranteed Securities                                78,254        29,342
 Loans acquired from on-balance sheet Farmer Mac
   Guaranteed Securities                                 35,516        15,022
 Loans previously under LTSPCs
   exchanged for Farmer Mac Guaranteed Securities       722,315             -

(b)   Loans

     As of September 30, 2003, loans held by Farmer Mac included $30.5 million held for sale and $949.1 million held for investment. As of December 31, 2002, loans held by Farmer Mac included $37.0 million held for sale and $929.1 million held for investment. Detailed information regarding the allowance for loan losses is presented in Note 1(c).

            (c) Allowance for Losses

     As of September 30, 2003, Farmer Mac maintained a $22.7 million allowance and contingent obligation for probable losses ("allowance for losses") to cover estimated probable losses on loans held, real estate owned, and loans underlying Long-Term Standby Purchase Commitments ("LTSPCs") and securities guaranteed by Farmer Mac under the Farmer Mac I program after the 1996 revision to its charter ("Post-1996 Act Farmer Mac I Guaranteed Securities"). (See Note 3 for a description of LTSPCs.) The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and is reduced by charge-offs for actual losses, net of recoveries. The establishment of and periodic adjustments to the REO valuation allowance are charged against income as a portion of the provision for losses charged to operating expense.

     Farmer Mac estimates probable losses using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"). The Model draws upon historical information from a data set of agricultural mortgage loans recorded over a longer period of time than Farmer Mac's own experience to date, screened to include only those loans with credit characteristics similar to those on which Farmer Mac has assumed credit risk. The results generated by the Model are subject to modification by the application of management's judgment that takes into account factors including:

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

     Farmer Mac expects its methodology for determining its allowance for losses will migrate over time away from the Model and be based on Farmer Mac's own historical portfolio loss experience. Until that time, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment (as described above), to determine its allowance for losses.

     The table below summarizes the components of Farmer Mac's allowance for losses, which includes its contingent obligation for probable losses, as of September 30, 2003 and December 31, 2002.

                                                                September 30,       December 31,
                                                                    2003                2002
                                                              ----------------   -----------------
                                                                        (in thousands)
Allowance for loan losses                                          $ 6,171             $ 2,662
Real estate owned valuation allowance                                1,040                 592
Reserve for losses:
      On-balance sheet Farmer Mac I Guaranteed Securities            2,906               4,036
      Off-balance sheet Farmer Mac I Guaranteed Securities             810               1,280
      LTSPCs                                                         6,876              11,441
Contingent obligation for probable losses                            4,940                   -
                                                              ----------------   -----------------
      Total allowance and contingent obligation                   $ 22,743            $ 20,011
      for probable losses                                     ----------------   -----------------

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

     All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivatives in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges. Financial derivatives in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Financial derivatives that do not satisfy the hedging criteria of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") are not accounted for as hedges and changes in the fair values of those financial derivatives are reported in income or expense.

     The net after-tax decrease to earnings under SFAS 133 during third quarter 2003 totaled $2.2 million, and the net after-tax increase to other comprehensive income totaled $11.5 million. Substantially all of the decrease in earnings under SFAS 133 resulted from decreases in the fair values of callable interest rate contracts. Substantially all of the increase to other comprehensive income represented changes in the fair values of forward sale contracts, interest rate swap contracts and settled forward sale contracts. As of September 30, 2003, Farmer Mac had approximately $56.5 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $1.3 million of the amount currently reported in accumulated other comprehensive income (loss) will be reclassified into earnings. For the quarter ended September 30, 2003, any ineffectiveness related to Farmer Mac's designated hedges was insignificant.

(e)   Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002:

                                        September 30, 2003                September 30, 2002
                                 --------------------------------  -------------------------------
                                              Dilutive                        Dilutive
                                   Basic       stock     Diluted     Basic     stock     Diluted
                                    EPS       options      EPS        EPS     options      EPS
                                 ---------- ----------- ---------  --------- ---------- ----------
                                              (in thousands, except per share amounts)

Three Months Ended:
 Net income available to         $ 3,345                $ 3,345     $ 5,030              $ 5,030
   common stockholders
 Weighted average shares          11,793        301       12,094     11,629     330       11,959
 Earnings per common share        $ 0.28                  $ 0.28     $ 0.43               $ 0.42

Nine Months Ended:
 Net income available to        $ 20,139                $ 20,139   $ 18,518             $ 18,518
   common stockholders
 Weighted average shares          11,710        296       12,006     11,605     454       12,059
 Earnings per common share        $ 1.72                  $ 1.68     $ 1.60               $ 1.54

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

     On August 7, 2003, Farmer Mac's Board of Directors declared a dividend of $0.80 per share on the Series A Preferred Stock for the period from July 1, 2003 to September 30, 2003. The dividend, in the amount of $560,000, was paid on September 30, 2003.

            (g) Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). Accordingly, no compensation expense was recognized in third quarter 2003 or third quarter 2002 for employee stock options. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following table:

                                         Three Months Ended       Nine Months Ended
                                           September 30,            September 30,
                                      ----------------------- ------------------------
                                         2003        2002        2003         2002
                                      ----------- ----------- ------------ -----------
                                          (in thousands, except per share amounts)
Net income available to common
  stockholders, as reported             $ 3,345     $ 5,030      $20,139     $18,518
Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes          19         154          301         453
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of tax                (19)       (295)      (2,656)     (2,733)
                                      ----------- ----------- ------------ -----------
Pro forma net income available to
  common stockholders                   $ 3,345     $ 4,889      $17,784     $16,238
                                      ----------- ----------- ------------ -----------

Earnings per common share:
  Basic - as reported                    $ 0.28      $ 0.43       $ 1.72      $ 1.60
  Basic - pro forma                      $ 0.28      $ 0.42       $ 1.52      $ 1.40

  Diluted - as reported                  $ 0.28      $ 0.42       $ 1.68      $ 1.54
  Diluted - pro forma                    $ 0.28      $ 0.41       $ 1.48      $ 1.35

     The following table summarizes stock option activity for the three and nine months ended September 30, 2003 and 2002:


                                           September 30, 2003              September 30, 2002
                                      -------------------------------  -----------------------------
                                                        Weighted-                       Weighted-
                                                         Average                         Average
                                                        Exercise                        Exercise
                                         Shares           Price           Shares          Price
                                      --------------  ---------------  --------------  -------------

Three Months Ended:
 Outstanding, beginning of period       1,817,049        $  20.86        1,619,329      $   19.36
 Granted                                       -               -            18,477          26.46
 Exercised                                 (4,666)          15.13               -              -
 Canceled                                      -               -                -              -
                                      --------------  ---------------  --------------  -------------
 Outstanding, end of period             1,812,383        $  20.87        1,637,806        $ 19.45
                                      --------------  ---------------  --------------  -------------

Nine Months Ended:
 Outstanding, beginning of period       1,637,111        $  19.45        1,416,426        $ 17.61
 Granted                                  343,104           22.40          262,900          28.97
 Exercised                               (164,500)           9.66          (38,541)         16.30
 Canceled                                  (3,332)          29.10           (2,979)         31.24
                                      --------------  ---------------  --------------  -------------
 Outstanding, end of period             1,812,383        $  20.87        1,637,806        $ 19.45
                                      --------------  ---------------  --------------  -------------
 Options exercisable at end of period   1,502,311                        1,366,563
                                      --------------                   --------------

            (h) Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

            (i) New Accounting Standards

     On January 1, 2003, Farmer Mac adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"), which requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Prior to the adoption of this standard, gains and losses from the extinguishment or repurchase of debt were classified as extraordinary items. This standard effectively eliminates the classification of most debt extinguishments or repurchases as extraordinary items, as reflected in Farmer Mac's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003. Farmer Mac's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002 reflected debt extinguishments or repurchases as extraordinary items.

     On January 1, 2003, Farmer Mac adopted the liability recognition provisions of FIN 45. These provisions require Farmer Mac to recognize, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee agreement and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. Subsequently, both the asset and the liability are measured and recorded at their fair value. These provisions have been applied on a prospective basis to guarantees and commitments that were issued or modified on or after January 1, 2003. See Note 3 for additional information on Farmer Mac's guarantee obligations and LTSPCs and the manner in which the obligations to "stand ready" have been reflected in Farmer Mac's condensed consolidated financial statements. See Note 1(c) for information on the portion of the fair value of this obligation that represents inherent probable losses that are included as part of Farmer Mac's allowance for losses.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS
133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, with some exceptions. The implementation of SFAS 149 did not have a material impact on the accounting or reporting of Farmer Mac's derivatives.

     During third quarter 2003, the Chief Accountant at the U.S. Securities and Exchange Commission provided additional guidance to all registrants regarding the classification on the statement of operations of realized gains and losses resulting from financial derivatives that are not in fair value or cash flow hedge relationships. All registrants were requested to comply with this guidance in future filings and to reclassify this activity for all prior periods presented. As a result of the application of this additional guidance, the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships have been reclassified from net interest income into gains and losses on financial derivatives and trading assets. For the nine months ended September 30, 2003 and 2002, this reclassification resulted in increases of net interest income and offsetting decreases in gains and losses on financial derivatives and trading assets of $0.5 million and $3.3 million, respectively.


Note 2.  Farmer Mac Guaranteed Securities

     Farmer Mac creates Farmer Mac Guaranteed Securities through the transfer of agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets. The beneficial interests that are securitized are either retained or sold to third party investors. Farmer Mac records the beneficial interests that it has retained on its balance sheet as Farmer Mac Guaranteed Securities. As of September 30, 2003 and December 31, 2002, retained Farmer Mac Guaranteed Securities included the following:

                            September 30, 2003                 December 31, 2002
                  ------------------------------------   ------------------------------------
                   Available-   Held-to-                  Available-   Held-to-
                   for-Sale     Maturity      Total        for-Sale    Maturity     Total
                  ----------- ----------- ------------   ----------- ----------- ------------
                                               (in thousands)
Farmer Mac I       $ 806,874    $ 49,753   $ 856,627     $ 969,233    $ 60,520   $ 1,029,753
Farmer Mac II              -     664,540     664,540             -     578,754       578,754
                  ----------- ----------- ------------   ----------- ----------- ------------
   Total           $ 806,874   $ 714,293  $ 1,521,167    $ 969,233   $ 639,274   $ 1,608,507
                  ----------- ----------- ------------   ----------- ----------- ------------
Amortized cost     $ 738,446   $ 714,293  $ 1,452,739    $ 883,118   $ 639,274   $ 1,522,392
Unrealized gains      68,428      24,203       92,631       86,115      24,375       110,490
Unrealized losses          -           -            -            -           -           -
                  ----------- ----------- ------------   ----------- ----------- ------------
   Fair value      $ 806,874   $ 738,496   $ 1,545,370   $ 969,233   $ 663,649   $ 1,632,882
                  ----------- ----------- ------------   ----------- ----------- ------------

     The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of September 30, 2003.

                                                 September 30, 2003
                                                ---------------------
                                               (dollars in thousands)

Fair value of beneficial interests retained
    in Farmer Mac Guaranteed Securities            $ 1,545,370

Weighted-average remaining life                      4.9 years

Weighted-average prepayment speed (annual rate)          10.1%
    Effect on fair value of a 10% adverse change      $ (1,272)
    Effect on fair value of a 20% adverse change      $ (2,424)

Weighted-average discount rate                            4.8%
    Effect on fair value of a 10% adverse change    $ (19,798)
    Effect on fair value of a 20% adverse change    $ (39,393)

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

                              Outstanding Principal                   90-Day
                                     Amount                      Delinquencies (1)              Net Credit Losses
                           ---------------------------      ---------------------------    ---------------------------
                               As of         As of              As of         As of         For the Nine Months Ended
                            September 30,  December 31,      September 30,  December 31,           September 30,
                           -------------  ------------      -------------  ------------    ---------------------------
                               2003          2002               2003          2002              2003         2002
                           -------------  ------------      -------------  ------------    ------------- -------------
                                                                  (in thousands)
On-balance sheet assets:
   Farmer Mac I:
    Loans                    $ 967,141      $ 949,378          $ 45,009     $ 54,679         $ 3,426      $ 2,639
    Guaranteed Securities      790,227        946,014               -           -                180          184
   Farmer Mac II:
    Guaranteed Securities      664,078        578,681               -           -                -            -
                           -------------  ------------      -------------  ------------    ------------- -------------
     Total                  $2,421,446     $2,474,073          $ 45,009     $ 54,679         $ 3,606      $ 2,823
                           -------------  ------------      -------------  ------------    ------------- -------------


Off-balance sheet assets:
   Farmer Mac I:
    LTSPCs                  $2,174,182     $2,681,240           $ 2,132      $ 3,535            $ -          $ -
    Guaranteed Securities      972,541        299,940               -            -                -            -
   Farmer Mac II:
    Guaranteed Securities       56,506         67,109               -            -                -            -
                           -------------  ------------      -------------  ------------    ------------- -------------
     Total                  $3,203,229     $3,048,289           $ 2,132      $ 3,535            $ -          $ -
                           -------------  ------------      -------------  ------------    ------------- -------------
     Total                  $5,624,675     $5,522,362          $ 47,141     $ 58,214         $ 3,606      $ 2,823
                           -------------  ------------      -------------  ------------    ------------- -------------

(1) Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Note 3.  Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments


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

     For a loan to be eligible for the Farmer Mac I program, whether the loan underlies a Farmer Mac Guaranteed Security or an LTSPC, it must meet Farmer Mac's credit underwriting, appraisal and documentation standards.

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

     During third quarter 2003, at the request of Farm Credit West, A.C.A., of which one of Farmer Mac's directors is President, Farmer Mac converted a $722.3 million LTSPC that had been established prior to January 1, 2003 into a Farmer Mac I Guaranteed Security. To achieve this result, the program participant transferred a pool of agricultural loans to Farmer Mac, Farmer Mac transferred the loans to a trust, and the trust issued Farmer Mac I Guaranteed Securities that were transferred by Farmer Mac to the program participant. Because Farmer Mac received no proceeds other than the beneficial interests in the transferred assets, the transfer between Farmer Mac and the trust does not qualify as either a sale or a financing; therefore, no gain or loss was recognized in Farmer Mac's financial statements. Additionally, the trust met the requirements to be classified as a qualifying special purpose entity; therefore, it was not consolidated into Farmer Mac's financial statements.

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

     o Farmer Mac I Guaranteed Securities. Except as noted below, when a loan underlying a Farmer Mac I Guaranteed Security becomes 90 days or more past due, Farmer Mac, in its sole discretion, may repurchase the loan from the trust and generally does repurchase such loans, thereby reducing the principal balance of the outstanding Farmer Mac I Guaranteed Security. In the case of Farmer Mac I Guaranteed Securities issued in exchange for loans underlying LTSPCs, the past due period is four months and the majority of the security holders have the discretion to require Farmer Mac to repurchase such loans. If Farmer Mac repurchases a loan that is collateral for a Farmer Mac I Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan and, in the event of a default, would have the right to foreclose upon the collateral underlying the loan. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral.

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

     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2003 and December 31, 2002, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

                Outstanding Balance of Off-Balance Sheet
                   Farmer Mac Guaranteed Securities
------------------------------------------------------------------------------
                                              September 30,      December 31,
                                                  2003              2002
                                            -----------------  ---------------
                                                     (in thousands)

Farmer Mac I Guaranteed Securities              $ 972,541        $ 299,940
Farmer Mac II Guaranteed Securities                56,506           67,109
                                            -----------------  ---------------

     Total Farmer Mac I and II                $ 1,029,047        $ 367,049
                                            -----------------  ---------------

     As of September 30, 2003, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 16.5 years. For the off-balance sheet Farmer Mac I Guaranteed Securities that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses that was $0.8 million as of September 30, 2003 and $1.3 million as of December 31, 2002. For those securities that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its obligation to stand ready under the guarantee as a liability. As of September 30, 2003, this liability approximated $7.5 million and is reported in the guarantee and commitment obligation on the condensed consolidated balance sheet.

Long-Term Standby Purchase Commitments (LTSPCs)

     An LTSPC is a commitment by Farmer Mac to purchase eligible loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates. In consideration for Farmer Mac's assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives an annual commitment fee based on the outstanding balance of those loans in monthly installments.

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

     The specific events or circumstances that would require Farmer Mac to purchase some or all of the segregated loans under its LTSPCs include: (1) the failure of the borrower under any loan to make installment payments under that loan for a period of at least four months; or (2) the determination by the holder of the LTSPC to sell some or all of the loans under the LTSPC to Farmer Mac.

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

     o at a mark-to-market negotiated price for all (but not some) loans in the pool, if they are not four months delinquent; or

     o    in exchange for Farmer Mac I Guaranteed Securities.

The mark-to-market price would be based on either the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of debt in the capital markets.


     As of September 30, 2003 and December 31, 2002, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion and $2.7 billion, respectively.

     Farmer Mac believes that the credit risk assumed in LTSPC transactions is the same as the credit risk assumed on Post-1996 Act Farmer Mac I Guaranteed Securities. In the event of loan default, Farmer Mac would have the right to enforce the terms of the loans including the right to foreclose upon the collateral underlying such loans. Farmer Mac believes that it will generally recover a significant portion of the value of the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral. For all LTSPC transactions to date, Farmer Mac has incurred a charge-off on one loan.

     As of September 30, 2003, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.5 years. For the LTSPCs that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses that was $6.9 million as of September 30, 2003 and $11.4 million as of December 31, 2002. For those LTSPCs that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its obligation to stand ready under the commitment as a liability. As of September 30, 2003, this liability approximated $8.2 million and was included in the guarantee and commitment obligation on the condensed consolidated balance sheet.


Note 4.  Comprehensive Income

     Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and nine months ended September 30, 2003 and 2002. The changes in unrealized gains on securities available-for-sale are net of the related deferred taxes of $7.4 million and $4.4 million for the three and nine months ended September 30, 2003, respectively, and $13.2 million and $19.6 million for the three and nine months ended September 30, 2002, respectively. The changes in the fair value of the financial derivatives classified as cash flow hedges for the three and nine months ended September 30, 2003 are net of deferred taxes of $6.2 million and $3.3 million, respectively, and $10.2 million and $16.3 million for the three and nine months ended September 30, 2002, respectively.

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                         -------------------------- -------------------------

                                                             2003          2002         2003         2002
                                                         ------------  ------------ ------------ ------------
                                                                             (in thousands)
Net income                                                 $ 3,905       $ 5,590     $ 21,819     $ 19,414
Other comprehensive income (loss):
    Available-for-sale securities:
      Change in unrealized gains                           (21,015)       37,685      (12,477)      55,863
      Tax effect                                             7,355       (13,190)       4,367      (19,552)
                                                         ------------  ------------ ------------ ------------
        Net change from available-for-sale securities      (13,660)       24,495       (8,110)      36,311
    Cash flow hedges:
      Change in fair value, net of
        reclassification adjustments                        17,734       (29,262)       9,509      (46,614)
      Tax effect                                            (6,207)       10,242       (3,328)      16,315
                                                         ------------  ------------ ------------ ------------
        Net change from cash flow hedges                    11,527       (19,020)       6,181      (30,299)
                                                         ------------  ------------ ------------ ------------
Other comprehensive income (loss)                           (2,133)        5,475       (1,929)       6,012
                                                         ------------  ------------ ------------ ------------
Comprehensive income                                       $ 1,772      $ 11,065     $ 19,890     $ 25,426
                                                         ------------  ------------ ------------ ------------

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

     Management's expectations for Farmer Mac's future necessarily involve a number of assumptions, estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:

     o the rate and direction of development of the secondary market for agricultural mortgage loans;
     o the possible establishment of additional statutory or regulatory restrictions on Farmer Mac that could hamper its growth or restrain its profitability;
     o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability of certain lenders to participate in its programs or the terms of any such participation;
     o possible reaction in the financial markets to events involving government-sponsored enterprises other than Farmer Mac;
     o    Farmer Mac's access to the debt markets at favorable rates and terms;
     o the possible effect of the risk-based capital requirement, which could, under certain circumstances, be in excess of the statutory minimum capital level;
     o    the rate of growth in agricultural mortgage indebtedness;
     o lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
     o    borrower    preferences   for   fixed-rate    agricultural    mortgage
          indebtedness;
     o competitive pressures in the purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities;
     o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy;
     o protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs; or
     o the effects on the agricultural economy of any changes in federal assistance for agriculture.

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

Critical Accounting Policies and Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. Farmer Mac's allowance for losses is presented as follows on its consolidated balance sheet:

     o    an "Allowance for loan losses" on loans held for investment;
     o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned, net of valuation allowance";
     o an allowance for losses on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs entered into or modified after January 1, 2003, which is included in the balance sheet as a portion of the amount reported as "Guarantee and commitment obligation"; and
     o an allowance for losses on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs entered into prior to January 1, 2003, which is included in the balance sheet under "Reserve for losses."

     The purpose of the allowance for losses is to provide for estimated losses that are probable to have occurred as of the balance sheet date, not to predict or account for future potential losses. The determination of the allowance for losses requires management to make significant estimates based on information available as of the balance sheet date, including the amounts and timing of losses and current market and economic conditions. These estimates are subject to change in future reporting periods if such conditions and information change. For example, a continued decline in the national or agricultural economies could result in an increase in delinquencies or foreclosures, which may require additional allowances for losses in future periods.

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

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and reduced by charge-offs for actual losses, net of recoveries. The establishment of and periodic adjustments to the REO valuation allowance are charged against income as a portion of the provision for losses charged to operating expense. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.

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

Results of Operations

     Overview. Net income available to common stockholders for third quarter 2003 was $3.3 million or $0.28 per diluted common share, compared to $5.0 million or $0.42 per diluted common share for third quarter 2002.

     Farmer Mac's growth continued in third quarter 2003, with outstanding guarantee and commitment volume as of September 30, 2003 more than $441 million higher than at the close of third quarter 2002. During third quarter 2003, Farmer Mac:

     o    added $199.6 million of Farmer Mac I eligible loans under LTSPCs;
     o purchased $45.2 million of newly originated Farmer Mac I eligible loans; and
     o purchased $106.7 million of Farmer Mac II guaranteed portions of loans guaranteed by USDA.

     USDA is currently forecasting national farm cash receipts to increase to $205.5 billion in 2003 from the $192.9 billion forecasted level in 2002. Prices available to farmers have been rising as a result of strong domestic and foreign demand. Forecasted net cash income on farms for 2003 is $60.2 billion, up 22.6 percent from 2002 forecasted levels of $49.1 billion. The forecasted net cash income on farms for 2003 includes government payments of $19.6 billion, as compared to $11.0 billion in 2002. The increase in government payments in 2003 vs. 2002 is due to the timing of the payments resulting from the 2002 Farm Bill and not a fundamental structural change. Farm real estate debt is expected to reach $116.4 billion in 2003, up 4.5 percent from the $111.4 billion forecasted level in 2002.

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

     Net Interest Income. Net interest income was $8.9 million for third quarter 2003 and $28.2 million for the nine months ended September 30, 2003, compared to $11.1 million and $29.6 million, respectively, for the same periods in 2002. The net interest yield, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was 93 basis points for the nine months ended September 30, 2003, compared to 107 basis points for the nine months ended September 30, 2002. The effect of the adoption of SFAS 140 was a reclassification of approximately $3.3 million (11 basis points) of guarantee fee income as interest income for the nine months ended September 30, 2003, compared to $1.7 million (6 basis points) for the nine months ended September 30, 2002.

     During third quarter 2003, the Chief Accountant at the U.S. Securities and Exchange Commission provided additional guidance to all registrants regarding the classification on the statement of operations of realized gains and losses resulting from financial derivatives that are not in fair value or cash flow hedge relationships. All registrants were requested to comply with this guidance in future filings and to reclassify this activity for all prior periods presented. As a result of the application of this additional guidance, the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships have been reclassified from net interest income into gains and losses on financial derivatives and trading assets. For the nine months ended September 30, 2003 and 2002, this reclassification resulted in the increase of the net interest yield of one basis point and an increase of 12 basis points, respectively.

     The net interest yields for the nine months ended September 30, 2003 and 2002 included the benefits of yield maintenance payments received of 12 basis points and 10 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. For the nine months ended September 30, 2003 and 2002, the effects of yield maintenance payments on net income and diluted earnings per share were $3.6 million or $0.20 per diluted share and $2.7 million or $0.14 per diluted share, respectively.

     The following table provides information regarding the average balances and rates of interest-earning assets and funding for the nine months ended September 30, 2003 and 2002. The balance of non-accruing loans is included in the average balance of interest earning loans presented, though no related income is included in the income figures presented. The decreases in the average rates for cash and cash equivalents reflect their short-term nature. The decreases in the average rates for investments and loans and Farmer Mac Guaranteed Securities reflect the relatively large proportion of adjustable rates in those asset categories (71.7 percent of investments and 64.5 percent of loans and Farmer Mac Guaranteed Securities). The decrease in the average rate for discount notes also reflects their short-term nature. The decreases in all of these rates track the general decrease in market rates between the two periods.

                                                                         Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------------------
                                                                2003                                          2002
                                            --------------------------------------------   ----------------------------------------
                                                Average       Income/        Average            Average       Income/     Average
                                                Balance       Expense         Rate              Balance       Expense       Rate
                                            -------------- -------------- --------------   -------------- -------------- ----------
                                                                              (dollars in thousands)

Interest-earning assets:
   Cash and cash equivalents                   $ 713,838        $ 6,631         1.24%        $ 524,593        $ 7,677        1.95%
   Investments                                   894,322         19,858         2.96%          923,986         24,851        3.59%
   Loans and Farmer Mac Guaranteed Securities  2,420,310         95,664         5.27%        2,238,503         95,279        5.68%
                                            --------------- -------------- -------------   -------------- -------------- ----------
   Total interest earning assets               4,028,470        122,153         4.04%        3,687,082        127,807        4.62%
                                            --------------- --------------                 -------------- --------------
Funding:
   Notes payable due within one year           2,737,923         46,766         2.28%        2,462,176         46,423        2.51%
   Notes payable due after one year            1,148,251         47,229         5.48%        1,094,387         51,790        6.31%
   Total interest-bearing liabilities       --------------- -------------- -------------   -------------- -------------- ----------
   Net non-interest-bearing funding            3,886,174         93,995         3.22%        3,556,563         98,213        3.68%
   Total funding                                 142,296              -             -          130,519              -            -
                                            --------------- -------------- -------------   -------------- -------------- ----------
Net interest income/yield                    $ 4,028,470         93,995         3.11%       $3,687,082         98,213        3.55%
                                            --------------- -------------- -------------   -------------- -------------- ----------
                                                               $ 28,158         0.93%                        $ 29,594        1.07%
                                                            -------------- -------------                  -------------- ----------

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

                                                       Nine Months Ended September 30, 2003
                                                          Compared to Nine Months Ended
                                                                September 30, 2002
                                                   --------------------------------------------
                                                           Increase/(Decrease) Due to
                                                   --------------------------------------------
                                                        Rate          Volume         Total
                                                   --------------- -------------- -------------
                                                                   (in thousands)
Income from interest-earning assets
   Cash and cash equivalents                         $ (2,384)       $ 1,338      $ (1,046)
   Investments                                         (4,217)          (776)       (4,993)
   Loans and Farmer Mac Guaranteed Securities          (4,647)         5,032           385
                                                  --------------- -------------- -------------
    Total                                             (11,248)         5,594        (5,654)
   Expense from interest-bearing liabilities           (8,793)         4,575        (4,218)
                                                  --------------- -------------- -------------
   Change in net interest income                     $ (2,455)       $ 1,019      $ (1,436)
                                                  --------------- -------------- -------------

     Guarantee and Commitment Fees. Guarantee and commitment fees were $5.1 million for third quarter 2003, compared to $4.9 million for third quarter 2002. The increase in guarantee and commitment fees reflects an increase in the average balance of outstanding guarantees and LTSPCs. Excluding the effects of the adoption of SFAS 140 that reclassified $1.1 million and $1.0 million, respectively, of guarantee fee income as interest income for third quarter 2003 and third quarter 2002, guarantee and commitment fees for third quarter 2003 and third quarter 2002 would have been $6.2 million and $5.9 million, respectively. The difference or "spread" between the cost of Farmer Mac's debt funding for loans and Post-1996 Act Farmer Mac I Guaranteed Securities held on its books and the yield on those assets is composed of one component that compensates for credit risk, which would continue to be received by Farmer Mac as a guarantee fee if the assets were sold, and another component that compensates for interest rate risk, which would not typically continue to be received by Farmer Mac (except to the extent attributable to any retained interest-only strip) if the asset were sold.

     Miscellaneous Income. Miscellaneous income decreased to $0.4 million for third quarter 2003 from $0.5 million for third quarter 2002 due to a reduction in late fees received.

     Expenses. Compensation and employee benefits for third quarter 2003 were $1.6 million, compared to $1.3 million for third quarter 2002. The increase was due, in large part, to increased staffing levels for administrative activities and compliance with regulatory requirements, including those of the Sarbanes-Oxley Act of 2002. General and administrative expenses for third quarter 2003 were $1.6 million, compared to $2.2 million for third quarter 2002. Regulatory fees assessed by Farmer Mac's federal regulator, the Farm Credit Administration ("FCA"), for third quarter 2003 and 2002 were $0.4 million. The FCA has advised Farmer Mac that its estimated assessment level for the year ending September 30, 2004 will be $1.7 million, up from its $1.4 million estimated assessment level for the year ended September 30, 2003. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

     Farmer Mac's provision for losses was $2.1 million for third quarter 2003, compared to $2.0 million for third quarter 2002. (See "--Quantitative and
Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses and provision for loan losses.) As of September 30, 2003, Farmer Mac's total allowance for losses totaled $22.7 million, or 0.47 percent of outstanding loans held or loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $20.0 million (0.42 percent of outstanding loans held or loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs) as of December 31, 2002.

     Gain on the Repurchase of Debt. During 2002, Farmer Mac recognized gains of $3.4 million on the repurchase of $62.7 million of outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an annual interest rate of 5.4 percent. Prior to the adoption of SFAS 145 on January 1, 2003, those gains were presented as net after-tax extraordinary gains of $2.2 million. Those debt securities were replaced with new fixed-rate funding to the same maturity date at more attractive interest rates, which preserves Farmer Mac's asset-liability match and reduces future interest expense. There were no gains or losses on the repurchase of debt during 2003.

     Gains on Financial Derivatives and Trading Assets. For third quarter 2003, the loss on financial derivatives and trading assets was $3.3 million, compared to a loss of $2.6 million for third quarter 2002. The losses in third quarter 2003 and second quarter 2002 resulted primarily from decreases in the fair values of callable interest rate contracts.

     Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with GAAP. In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. Farmer Mac uses these non-GAAP performance measures to develop financial plans, to measure corporate performance, and to set incentive compensation. As described below, because FASB has adopted a mixed attribute accounting model that does not reflect the economics for transactions involving Farmer Mac's callable swaps, in management's view the non-GAAP measures provide a more accurate representation of Farmer Mac's economic performance, transaction economics and business trends. Investors and the investment analyst community have previously relied upon similar measures to evaluate performance and issue projections. These non-GAAP disclosures are not intended to replace GAAP information but, rather, to supplement it.

     One such non-GAAP measure is core earnings, which Farmer Mac developed to present net income less the after-tax effects of SFAS 133 and less the after-tax net gains and losses on the repurchase of debt that, prior to January 1, 2003, were reported as extraordinary items. Core earnings for the three and nine months ended September 30, 2003 were $5.5 million and $17.2 million, respectively, compared to $5.9 million and $17.0 million for the three and nine months ended September 30, 2002. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:


               Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
--------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                    Nine Months Ended
                                             ----------------------------------  -----------------------------------
                                              Sept. 30, 2003    Sept. 30, 2002    Sept. 30, 2003     Sept. 30, 2002
                                             ----------------  ----------------  -----------------  ----------------
                                                                          (in thousands)

GAAP net income available
    to common stockholders                     $ 3,345           $ 5,030              $ 20,139          $ 18,518

Less the effects of SFAS 133:
    Unrealized gains/(losses)
      on financial derivatives and
      trading assets, net of tax                (2,269)             (943)                2,695              (947)
    Benefit from non-amortization
      of premium payments
      on financial derivatives,
      net of tax                                    76                92                   238               294

Less gains on the repurchase of
    debt previously reported as
    extraordinary items                              -                 -                    -              2,203

                                            ----------------  ----------------   -----------------  ----------------
Core earnings                                  $ 5,538           $ 5,881              $ 17,206          $ 16,968
                                            ----------------  ----------------   -----------------  ----------------

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

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                            -----------------------------   ------------------------------
                                                2003            2002            2003            2002
                                            --------------  -------------   -------------  ---------------
                                                                     (in thousands)
Loan purchase and guarantee and
    commitment activity:
    Farmer Mac I:
      Loans                                    $ 45,180       $ 58,475       $ 169,849        $ 685,040
      LTSPCs                                    199,646        140,157         545,245          759,882
    Farmer Mac II Guaranteed Securities         106,729         37,374         226,258           99,058
                                            --------------  -------------   -------------  ---------------
      Total purchases, guarantees
        and commitments                       $ 351,555      $ 236,006       $ 941,352      $ 1,543,980
                                            --------------  -------------   -------------  ---------------

Farmer Mac I Guaranteed Securities issuances:
    Retained                                       $ -            $ -             $ -              $ -
    Sold (1)                                     43,082             -           78,254           29,342
    Loans previously under LTSPCs
      exchanged for Farmer
      Mac Guaranteed Securities                 722,315             -          722,315                -
                                            --------------  -------------   -------------  ---------------
      Total                                   $ 765,397           $ -        $ 800,569         $ 29,342
                                            --------------  -------------   -------------  ---------------

(1) Includes $40.7 million sold to Zions First National Bank or its affiliates, a related party, during the three months ended September 30, 2003.

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

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                            -----------------------------  ---------------------------
                                                 2003            2002          2003          2002
                                            --------------  -------------  -------------  ------------
                                                                  (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases            $ 45,180       $ 58,475      $ 169,849      $ 685,040

Defaulted loans purchased from
    off-balance sheet Farmer Mac I
    Guaranteed Securities                         9,549          2,363         33,550         22,682

Defaulted loans transferred from
    on-balance sheet Farmer Mac I
    Guaranteed Securities                        13,103          8,025         35,516         15,022

Defaulted loans purchased
    from LTSPCs                                   1,021          1,086          4,119          1,283

                                            --------------  -------------  -------------  ------------
Total loan purchases                           $ 68,853       $ 69,949      $ 243,034      $ 724,027
                                            --------------  -------------  -------------  ------------

      The decrease in newly originated and current seasoned loan purchases was attributable to a decrease in newly originated Farmer Mac I loan purchases and a large portfolio purchase in second quarter 2002 that has not been replicated in 2003. The increases in defaulted loans purchased and in defaulted loans transferred to loans reflect:

     o Farmer Mac's practice of purchasing delinquent loans out of Farmer Mac I Guaranteed Securities; and
     o recordation in the consolidated financial statements of other loans over which Farmer Mac regained effective control during the period.

With respect to the second circumstance cited, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to repurchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as "removal-of-account" provisions). Farmer Mac records these loans in the consolidated financial statements during the period in which Farmer Mac may repurchase the loans and therefore regains effective control over the transferred loans.

     The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2003 and third quarter 2002 was less than one month and four months, respectively. Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2003 and third quarter 2002, 54 percent and 71 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.0 years and 14.6 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2003 and third quarter 2002 was 4.2 years and 3.8 years, respectively.

     Indicators of future loan purchase and guarantee volume (but not of future LTSPC, swap or portfolio purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans (other than under an LTSPC) and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of September 30, 2003, outstanding commitments to purchase Farmer Mac I loans totaled $6.5 million, compared to $12.0 million as of September 30, 2002. Of the total Farmer Mac I commitments outstanding as of September 30, 2003 and 2002, $2.1 million and $9.7 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $45.9 million as of September 30, 2003, compared to $69.0 million as of September 30, 2002. Not all of these loans will be purchased, as some will ultimately be denied for credit reasons or withdrawn by the seller.

     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a market where none previously existed. Acceptance of Farmer Mac's programs is increasing among lenders, reflecting the competitive rates, terms and products offered and the advantages Farmer Mac's programs provide, including increased liquidity and lending capacity. As of September 30, 2003, Farmer Mac's outstanding program volume was $5.6 billion, which represented approximately 12% of management's estimate of a $46 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability objectives over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

     New business volume was down for the first nine months of 2003 compared to the same period in 2002. Farmer Mac believes this trend is traceable to:

     o general conditions in the agricultural mortgage market affecting agricultural mortgage lenders, including payments received by farmers under the 2002 Farm Bill and lower short-term interest rates, that have resulted in reduced borrower inclination to finance their real estate assets, particularly at long-term fixed rates;
     o diminished expansion in the capital intensive livestock and permanent crop sectors that have, in the past, been significant sources of new business for Farmer Mac; and
     o adverse publicity about and increased regulatory pressure on government-sponsored enterprises, including Farmer Mac.

Nonetheless, lender interest in Farmer Mac produced a consistent stream of new volume in the form of Farmer Mac I and II individual loan purchases and additions to existing LTSPC arrangements during the first nine months of 2003. Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in prior years continue to exist, but no assurance can be given at this time as to the certainty or timing of such transactions. Thus, the outlook for fourth quarter 2003 is for new volume to continue at the level of recent quarters. Looking to 2004, management believes the recent release of the October 2003 GAO Report on Farmer Mac has cleared the way for significant new marketing opportunities.

     As of September 30, 2003, there were 135 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. As of June 30, 2003, there were 124 approved sellers in the Farmer Mac I program. During 2002, there were 79 approved loan sellers active in the Farmer Mac I program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of September 30, 2003, more than 75 lenders were participating in those networks, bringing the total Farmer Mac I program participants to more than 200 as of September 30, 2003.

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

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of September 30, 2003, there were 193 active sellers in the Farmer Mac II program, compared to 143 as of December 31, 2002 and 141 as of September 30, 2002. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

     In the aggregate, more than 325 lenders were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs as of September 30, 2003.

Balance Sheet Review

     During the nine months ended September 30, 2003, total assets decreased by $26.5 million from December 31, 2002, with decreases in program assets (Farmer Mac Guaranteed Securities and loans) of $77.3 million offset by increases in non-program assets. For further information regarding on- and off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below.
Consistent with the decrease in total assets during the period, total liabilities decreased by $47.0 million from December 31, 2002 to September 30, 2003.

     During the nine months ended September 30, 2003, accumulated other comprehensive income (loss) decreased $1.9 million, which is the net effect of a $8.1 million decrease in unrealized gains on securities available for sale and a $6.2 million increase in the fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income (loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of September 30, 2003, Farmer Mac's core capital totaled $206.4 million, compared to $184.0 million as of December 31, 2002. As of September 30, 2003, core capital exceeded Farmer Mac's statutory minimum capital requirement of $137.7 million by $68.7 million.

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

     Farmer Mac was in compliance with the risk-based capital standards under the regulation as of September 30, 2003. As of September 30, 2003, the risk-based capital stress test generated a regulatory capital requirement of $45.5 million. Farmer Mac's regulatory capital of $229.1 million exceeded that amount by approximately $183.6 million. The decrease in the risk-based capital requirement from December 31, 2002 ($73.4 million) to September 30, 2003 ($45.5 million) was a result of changes in the interest rate environment and the ageing of Farmer Mac's loan portfolio. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

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

     To be eligible for the Farmer Mac I program, a loan must meet Farmer Mac's credit underwriting, appraisal and documentation standards. Accordingly, Farmer Mac believes the credit risk it assumes for Farmer Mac Guaranteed Securities backed by loans that are eligible for the Farmer Mac I program and for LTSPCs is the same and considers the effects of all on- and off-balance sheet activities on its overall portfolio diversification and credit risk. See Note 3 to Farmer Mac's condensed consolidated financial statements above for more detail on the Corporation's off-balance sheet program activities.


Quantitative and Qualitative Disclosures About Market Risk Management

     Interest Rate Risk. Farmer Mac is subject to interest rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to loans held and on-balance sheet Farmer Mac Guaranteed Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches. Cash flow mismatches in a changing interest rate environment can reduce the earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt.

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this prepayment risk, particularly in the case of a defaulted loan where yield maintenance might not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans, so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and in the event of prepayment, compensate the Corporation for its interest rate risks to a large degree. As of September 30, 2003, 55 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 90 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current loans purchased in third quarter 2003, 15 percent had yield maintenance or another form of prepayment protection (including 13 percent of all loans with fixed interest rates). None of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

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

     The goal of Farmer Mac's interest-rate-risk management is to create a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations so that they will perform similarly as interest rates change. To achieve this match, Farmer Mac issues discount notes and medium-term notes across a spectrum of maturities. Additionally, Farmer Mac issues callable debt to offset the prepayment risk associated with some mortgage assets. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets. Farmer Mac also uses financial derivatives to better match the durations of assets and liabilities, thereby reducing overall interest rate sensitivity.

     Farmer Mac's $513.4 million of cash and cash equivalents as of September 30, 2003 mature within three months and are match-funded with discount notes having similar maturities. Investment securities of $1.083 billion as of September 30, 2003 consist of $759.0 million (71.7 percent) of floating rate securities that all have rates that adjust within one year. These floating rate investments are funded using a series of discount note issuances. Each successive discount note issuance matures on or about the corresponding repricing date of the related investment.

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

     The most strenuous measure of the interest rate risk of Farmer Mac's current portfolio is the sensitivity of its Market Value of Equity ("MVE") to parallel yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities, including financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of September 30, 2003 and December 31, 2002 to an immediate and instantaneous parallel shift in the yield curve.

                         Percentage Change in MVE from
                                  Base Case
                      -----------------------------------
    Interest Rate       September 30,      December 31,
       Scenario            2003               2002
    ---------------   ----------------  -----------------
       + 300 bp            0.2%              15.6%
       + 200 bp            0.6%              11.0%
       + 100 bp            0.7%               5.9%
       - 100 bp           -1.5%              -7.1%
       - 200 bp            N/A*               N/A*
       - 300 bp            N/A*               N/A*

   * As of the date indicated, a -200 bp parallel shift of the U.S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     During 2002 and through third quarter 2003, interest rates fell to historic lows and interest rate volatility increased significantly. Despite the volatile interest rate environment, Farmer Mac maintained a relatively low level of interest rate sensitivity during third quarter 2003 through ongoing asset/liability rebalancing activities. As of September 30, 2003, Farmer Mac's effective duration gap, another standard measure of interest rate risk, was minus 0.7 months, compared to minus 3.6 months as of December 31, 2002, as a result of the rebalancing activities conducted during third quarter 2003. As of both September 30, 2003 and December 31, 2002, Farmer Mac's MVE and net interest income ("NII") showed positive sensitivity to increasing interest rates and negative sensitivity to decreases in interest rates.

     As of September 30, 2003, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 2.3 percent, while a parallel decrease of 100 basis points would have decreased NII by 4.7 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. Both MVE and NII continue to be less sensitive to non-parallel shocks than to the parallel shocks. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, are indicators of the effectiveness of the Corporation's approach to managing its interest rate risk exposures.

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

As of September 30, 2003, Farmer Mac had $1.23 billion combined notional amount of interest rate swaps with terms ranging from two months to 15 years. Of those interest rate swaps, $695.4 million were floating-to-fixed rate interest rate swaps, $323.9 million were basis swaps and $210.0 million were fixed-to-floating interest rate swaps.

     Farmer Mac employs financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of September 30, 2003, Farmer Mac had no uncollateralized net exposure to any counterparty.

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

                               September 30,     December 31,
                                   2003              2002
                             ----------------  ----------------
                                      (in thousands)

Farmer Mac I:
 Post-1996 Act                  $ 4,895,957       $ 4,850,234
 Pre-1996 Act                        25,588            31,960

Farmer Mac II:
 USDA-guaranteed portions           720,584           645,790
                             ----------------  ----------------
                                $ 5,642,129       $ 5,527,984
                             ----------------  ----------------

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

     Farmer Mac I credit underwriting standards require that the loan-to-value ("LTV") ratio for any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an integrator (e.g., a food processing company) may have an LTV ratio of up to 75 percent, a part-time farm loan supported by private mortgage insurance may have an LTV ratio of up to 85 percent and a rural housing loan supported by private mortgage insurance may have an LTV ratio of up to 97 percent. Farmer Mac also has a loan product for borrowers with high credit scores whose loans are secured by collateral with low loan-to-value ratios. For these borrowers, loan processing has been simplified and documentation of the credit ratios described above is not necessary.

     In the case of newly-originated loans that are not part-time farm or rural housing loans, borrowers on the loans must, among other criteria set forth in Farmer Mac's underwriting standards, also meet the following standard underwriting ratios on a pro forma basis (that is, giving effect to the new loan):

     o    debt-to-asset ratio of 50 percent or less;
     o cash flow debt service coverage ratio on the mortgaged property of not less than 1:1;
     o total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1; and
     o    ratio of current assets to current liabilities of not less than 1:1.

     Farmer Mac's underwriting standards provide for acceptance of loans that do not conform to one or more of the standard underwriting ratios, other than LTV ratio, when those loans:

     o exceed one or more of the underwriting standards to a degree that compensates for noncompliance with one or more other standards, referred to as compensating strengths; and
     o are made to producers of particular agricultural commodities in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers in that segment.

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths have not demonstrated a significantly different rate of default than that of loans that conformed to all of the standard credit ratios. As of September 30, 2003, a total of $1.5 billion (30.4 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Post-1996 Act Farmer Mac I Guaranteed Securities were approved based upon compensating strengths. During third quarter 2003, $87.1 million (35.9 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths.

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

     Farmer  Mac's   allowance  for  losses  is  presented  as  follows  on  its consolidated balance sheet:

     o    an "Allowance for loan losses" on loans held for investment;
     o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned, net of valuation allowance";
     o an allowance for losses on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs entered into or modified after January 1, 2003, which is included in the balance sheet as a portion of the amount reported as "Guarantee and commitment obligation"; and
     o an allowance for losses on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs entered into prior to January 1, 2003, which is included in the balance sheet under "Reserve for losses."

     Farmer Mac's provision for losses is presented in two components on its consolidated statement of operations:

     o a "Provision for loan losses," which represents estimated probable losses on Farmer Mac's loans held for investment; and
     o a "Provision for losses," which represents estimated probable losses on loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned.

      Farmer Mac estimates probable losses using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"). The Model draws upon historical information from a data set of agricultural mortgage loans recorded over a longer period of time than Farmer Mac's own experience to date, screened to include only those loans with credit characteristics similar to those on which Farmer Mac has assumed credit risk. The results generated by the Model are subject to modification by the application of management's judgment that takes into account factors including:

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

     Farmer Mac expects its methodology for determining its allowance for losses will migrate over time away from the Model and be based on Farmer Mac's own historical portfolio loss experience. Until that time, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment (as described above), to determine its allowance for losses.

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

     Farmer Mac believes that the methodology described above produces a reliable estimate of the total probable losses inherent in the Farmer Mac portfolio. The Model:

     o uses historical agricultural real estate loan origination and servicing data that reflect varied economic conditions and stress levels in the agricultural sector;
     o contains features that allow variations for changes in loan portfolio characteristics to make the data set representative of Farmer Mac's portfolio and credit underwriting standards; and
     o considers the effects of the ageing of the loan portfolio along the expected loss curves associated with individual cohort origination years, including the segments that are entering into or coming out of their peak default years.

     Farmer Mac analyzes various iterations of the Model data and considers various configurations of loan types, terms, economic conditions and borrower eligibility criteria to generate a distribution of loss exposures over time for all loans in the portfolio, all to evaluate its overall allowance for losses, and back tests the results to validate the Model. Such tests use prior period data to project losses expected in a current period and compare those projections to actual losses incurred during the current period.

     The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to operating expense and reduced by charge-offs for actual losses, net of recoveries that are recognized if liquidation proceeds exceed previous estimates. The establishment of and periodic adjustments to the REO valuation allowance are charged against income as a portion of the provision for losses charged to operating expense. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.


     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and nine months ended September 30, 2003 and 2002:

                                                       September 30, 2003
                            -------------------------------------------------------------------------
                                                                         Contingent
                               Allowance        REO                      Obligation        Total
                               for Loan      Valuation      Reserve     for Probable     Allowance
                                Losses       Allowance     for Losses      Losses        for Losses
                            -------------- -------------- ------------- --------------  -------------
                                                         (in thousands)
Three Months Ended:
Beginning balance               $ 3,102         $ 592       $ 18,169            $ -       $ 21,863
     Provision for losses         3,391         1,368         (7,577)         4,940          2,122
     Net charge-offs               (322)         (920)             -              -         (1,242)
                            -------------- -------------- ------------- --------------  -------------

Ending balance                  $ 6,171       $ 1,040       $ 10,592        $ 4,940       $ 22,743
                            -------------- -------------- ------------- --------------  -------------

Nine Months Ended:
Beginning balance               $ 2,662         $ 592       $ 16,757            $ -       $ 20,011
     Provision for losses         6,015         1,368         (5,985)         4,940          6,338
     Net charge-offs             (2,506)         (920)          (180)             -         (3,606)
                            -------------- -------------- ------------- --------------  -------------

Ending balance                  $ 6,171       $ 1,040       $ 10,592        $ 4,940       $ 22,743
                            -------------- -------------- ------------- --------------  -------------


                                                       September 30, 2002
                            -------------------------------------------------------------------------
                                                                         Contingent
                               Allowance        REO                      Obligation        Total
                               for Loan      Valuation      Reserve     for Probable     Allowance
                                Losses       Allowance     for Losses      Losses        for Losses
                            -------------- -------------- ------------- --------------  -------------
                                                         (in thousands)
Three Months Ended:
Beginning balance               $ 4,672           $ -       $ 13,655            $ -       $ 18,327
     Provision for losses             -         1,297            740              -          2,037
     Net allocation of
       allowance                    708             -           (708)             -              -
     Net charge-offs             (1,152)         (161)            85              -         (1,228)
                            -------------- -------------- ------------- --------------  -------------

Ending balance                  $ 4,228        $ 1,136      $ 13,772            $ -       $ 19,136
                            -------------- -------------- ------------- --------------  -------------

Nine Months Ended:
Beginning balance               $ 1,352           $ -       $ 14,532            $ -       $ 15,884
     Provision for losses             -         1,307          4,768              -          6,075
     Net allocation of
       allowance                  5,344             -         (5,344)             -              -
     Net charge-offs             (2,468)         (171)          (184)             -         (2,823)
                            -------------- -------------- ------------- --------------  -------------

Ending balance                  $ 4,228       $ 1,136       $ 13,772            $ -       $ 19,136
                            -------------- -------------- ------------- --------------  -------------

     During third quarter 2003, at the request of a program participant (1), Farmer Mac converted a $722.3 million LTSPC that had been established prior to January 1, 2003 into a Farmer Mac I Guaranteed Security. In accordance with FIN 45, Farmer Mac recorded the fair value of its obligation to stand ready to perform under the new Farmer Mac Guaranteed Security. The fair value of this obligation includes Farmer Mac's estimate of the losses that are anticipated over the life of each contractual obligation. The change in accounting for this obligation, from a probable loss model to a fair value model, has resulted in a reduction in the reserve for losses of approximately $4.9 million. Since Farmer Mac believes that these losses remain probable, they have been included in the determination of the fair value of the contractual obligation and therefore there was no reduction in the total allowance for losses.
_______________________________

1 Farm Credit West, A.C.A., of which Farmer Mac director Kenneth A. Graff is President.




     When certain criteria are met, such as the default of the borrower, Farmer Mac may repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities and purchase those underlying an LTSPC. These acquisitions are recorded in the consolidated financial statements at their fair value. Fair value is determined by appraisal or management's estimate of discounted collateral value. In September 2002, Farmer Mac adopted EITF issue 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold ("the consensus" or "EITF 02-9"). The consensus requires that Farmer Mac record, at acquisition, the difference between each loan's acquisition cost and its fair value, if any, as a charge to the reserve for losses. Prior to the adoption of the consensus, any specific allowance that had been established for the off-balance sheet obligation would have been transferred from the reserve for losses to the allowance for loan losses (referred to as "net allocation of the allowance" in the table above). Upon the receipt of each loan's updated appraisal or determination of management's estimate of discounted collateral value, the difference between the acquisition cost of the loan and its fair value, if any, was recorded as a charge to the allowance for loan losses.

     Farmer Mac's total provision for losses was $2.1 million for third quarter 2003, compared to $2.0 million for third quarter 2002. During third quarter 2003, Farmer Mac charged off $1.3 million in losses against the allowance for losses and had $0.1 million in recoveries, for net charge-offs of $1.2 million. During third quarter 2002, Farmer Mac charged off $1.5 million in losses against the allowance for losses and recovered $0.3 million from previously charged off losses, for net charge-offs of $1.2 million. The net charge-offs for third quarter 2003 and 2002 included zero and $0.4 million, respectively, related to previously accrued or advanced interest on loans and Farmer Mac I Guaranteed Securities. As of September 30, 2003, Farmer Mac's allowance for losses totaled $22.7 million, or 47 basis points of the outstanding principal balance of loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $20.0 million (42 basis points) as of December 31, 2002.

     As of September 30, 2003, loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned ("Post-1996 Act non-performing assets") totaled $84.6 million and represented 1.74 percent of the principal balance of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $91.3 million (2.03 percent) as of September 30, 2002. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. As of September 30, 2003, Farmer Mac's 90-day delinquencies totaled $47.1 million and represented 0.98 percent of the principal balance of all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $79.8 million (1.77 percent) as of September 30, 2002. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

      The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                          Outstanding
                         Post-1996 Act                                            Less:
                            Loans,               Non-                            REO and
                        Guarantees and        performing                       Performing            90-Day
                            LTSPCs              Assets        Percentage      Bankruptcies       Delinquencies      Percentage
                      ------------------  ----------------- -------------- ------------------  ----------------- ----------------
                                                               (dollars in thousands)

As of:
 September 30, 2003      $ 4,871,756          $ 84,583          1.74%           $ 37,442           $ 47,141          0.98%
 June 30, 2003             4,875,059            80,169          1.64%             28,883             51,286          1.06%
 March 31, 2003            4,820,887            94,822          1.97%             18,662             76,160          1.58%
 December 31, 2002         4,821,634            75,308          1.56%             17,094             58,214          1.21%
 September 30, 2002        4,506,330            91,286          2.03%             11,460             79,826          1.77%
 June 30, 2002             4,489,735            65,196          1.45%             14,931             50,265          1.12%
 March 31, 2002            3,754,171            87,097          2.32%              7,903             79,194          2.11%
 December 31, 2001         3,428,176            58,279          1.70%              3,743             54,536          1.59%
 September 30, 2001        3,318,796            71,686          2.16%              5,183             66,503          2.00%

     As of September 30, 2003, approximately $1.8 billion (36.1 percent) of Farmer Mac's outstanding loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years compared to $1.8 billion (39.0 percent) of such loans as of
September 30, 2002. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of September 30, 2003, Farmer Mac's loan-by-loan analysis of its $84.6 million of non-performing assets and their updated appraisals or management's estimates of discounted collateral values indicated that $68.0 million of non-performing assets were adequately collateralized, and that the allocation of specific allowances to those loans was not necessary. Farmer Mac's loan-by-loan analyses indicated that the remaining $16.6 million had insufficient collateral to cover the loan balance, accrued interest and expenses. Farmer Mac has specifically allocated $3.4 million of allowances to those under-collateralized loans. As of September 30, 2003, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had remaining non-specific or general allowances and contingent obligations for inherent probable losses of $19.3 million relating to inherent probable loss in the portfolio, bringing the total allowance for losses to $22.7 million. Based on Farmer Mac's loan-by-loan analyses and loan collection experience, Farmer Mac believes that specific and inherent probable losses are covered adequately by the allowance for losses.

      The following table summarizes Farmer Mac's non-performing assets and allowance for losses:

              Farmer Mac I Post-1996 Act Non-performing Assets and Allowance for Losses
---------------------------------------------------------------------------------------------------------------
                                           As of September 30, 2003              As of December 31, 2002
                                      ------------------------------------  -----------------------------------
                                                                   (in thousands)
                                                              Specific                             Specific
                                        Non-performing       Allowance        Non-performing       Allowance
                                            Assets           for Losses           Assets          for Losses
                                      -------------------  ---------------  -------------------  --------------
Loans 90 days or more past due             $ 16,021            $ 505             $ 17,600           $ 238
Loans in foreclosure                         14,639              705               16,856             519
Loans in bankruptcy *                        35,056            1,185               35,229             687
Real estate owned                            18,867            1,041                5,623             592
                                      -------------------  ---------------  -------------------  --------------
   Total                                   $ 84,583          $ 3,436             $ 75,308         $ 2,036
                                      -------------------  ---------------  -------------------  --------------

                                                              Allowance                            Allowance
                                                             for Losses                            for Losses
                                                           ---------------                       --------------
Specific allowance for losses                                  $ 3,436                              $ 2,036
General allowance for losses                                    19,308                               17,975
                                                           ---------------                       --------------

   Total allowance for losses                                 $ 22,744                             $ 20,011
                                                           ---------------                       --------------

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

     As of September 30, 2003, the weighted-average original loan-to-value ratio for all loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 49 percent, and the weighted-average original loan-to-value ratio for all Post-1996 Act non-performing assets was 56 percent.

     The following table summarizes the Post-1996 Act non-performing assets by original loan-to-value ("LTV") ratio (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment):

    Distribution of Post-1996 Act Non-performing
          Assets by Original LTV Ratio
            as of September 30, 2003
----------------------------------------------------
            (dollars in thousands)
                        Post-1996 Act
                       Non-performing
 Original LTV Ratio       Assets         Percentage
--------------------  ----------------  ------------
   0.00% to 40.00%       $ 9,851             12%
  40.01% to 50.00%        13,341             16%
  50.01% to 60.00%        28,944             34%
  60.01% to 70.00%        30,659             36%
  70.01% to 80.00%         1,615              2%
     80.01% +                173              0%
                      ----------------  ------------
              Total     $ 84,583            100%
                      ----------------  ------------

     The following table presents outstanding loans held and loans underlying Post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Post-1996 Act non-performing assets and specific allowances for losses as of September 30, 2003 by year of origination, geographic region and commodity.

                 Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
-------------------------------------------------------------------------------------------------------------------
                               Distribution of
                                Outstanding         Outstanding      Post-1996 Act
                                   Loans,             Loans,             Non-             Non-          Specific
                               Guarantees and     Guarantees and      performing       performing       Allowance
                                   LTSPCs             LTSPCs          Assets (1)       Asset Rate      for Losses
                            ------------------- ------------------ ---------------- ---------------- --------------
                                                              (dollars in thousands)
By year of origination:
  Before 1994                          13%          $ 644,370         $ 3,458            0.54%            $ -
  1994                                  3%            160,693             863            0.54%              -
  1995                                  3%            148,735           2,486            1.67%            225
  1996                                  7%            349,162          10,714            3.07%            435
  1997                                  8%            407,445          16,767            4.12%             74
  1998                                 13%            652,097          16,358            2.51%          1,065
  1999                                 14%            688,388          16,855            2.45%            200
  2000                                  8%            400,111          10,061            2.51%            862
  2001                                 12%            584,977           5,943            1.02%            575
  2002                                 12%            593,717             916            0.15%              -
  2003                                  5%            242,061             162            0.07%              -
                            ------------------- ------------------ ---------------- ---------------- --------------
Total                                 100%        $ 4,871,756        $ 84,583            1.74%        $ 3,436
                            ------------------- ------------------ ---------------- ---------------- --------------

By geographic region (2):
  Northwest                            22%        $ 1,093,191         $ 44,657            4.09%          $ 957
  Southwest                            46%          2,244,836           26,596            1.18%          1,339
  Mid-North                            14%            679,443            6,228            0.92%             30
  Mid-South                             5%            260,966            5,249            2.01%          1,060
  Northeast                             6%            285,598            1,212            0.42%             50
  Southeast                             6%            307,722              641            0.21%              -
                           ------------------- ------------------ ---------------- ---------------- --------------
Total                                 100%        $ 4,871,756         $ 84,583            1.74%        $ 3,436
                           ------------------- ------------------ ---------------- ---------------- --------------
By commodity:
  Crops                                45%        $ 2,167,947         $ 33,090            1.53%        $ 1,060
  Permanent plantings                  27%          1,303,033           34,343            2.64%          1,689
  Livestock                            21%          1,006,382           14,732            1.46%            637
  Part-time farm                        7%            359,372            2,272            0.63%             50
  Other                                 1%             35,022           146.00            0.42%              -
                           ------------------- ------------------ ---------------- ---------------- --------------
Total                                 100%        $ 4,871,756         $ 84,583            1.74%        $ 3,436
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


                     Farmer Mac I Post-1996 Act Charge-offs and Specific Allowance for Losses
                        Relative to all Cumulative Original Loans, Guarantees and LTSPCs
-------------------------------------------------------------------------------------------------------------------
                                               Cumulative                                              Combined
                              Cumulative     Original Loans,     Cumulative         Current           Charge-off
                                  Net          Guarantees        Charge-off         Specific         and Specific
                              Charge-offs      and LTSPCs           Rate           Allowances       Allowance Rate
                           ---------------- ---------------- ----------------- -----------------  -----------------
                                                              (dollars in thousands)
By year of origination:
  Before 1994                     $ -          $ 1,914,756         0.00%               $ -              0.00%
  1994                              -              347,993         0.00%                 -              0.00%
  1995                            302              310,387         0.10%               225              0.17%
  1996                          1,546              609,300         0.25%               435              0.33%
  1997                          3,332              694,923         0.48%                74              0.49%
  1998                          2,414            1,033,109         0.23%             1,065              0.34%
  1999                          1,372            1,036,539         0.13%               200              0.15%
  2000                          1,236              630,898         0.20%               862              0.33%
  2001                             10              821,081         0.00%               575              0.07%
  2002                              -              863,682         0.00%                 -              0.00%
  2003                              -              161,060         0.00%                 -              0.00%
                           ---------------- ---------------- ----------------- -----------------  -----------------
Total                        $ 10,212          $ 8,423,728         0.12%           $ 3,436              0.16%
                           ---------------- ----------------                   -----------------

By geographic region (1):
  Northwest                   $ 4,887         $ 1,972,565          0.25%             $ 957              0.30%
  Southwest                     5,237           3,653,464          0.14%             1,339              0.18%
  Mid-North                         -           1,097,294          0.00%                30              0.00%
  Mid-South                         -             405,533          0.00%             1,060              0.26%
  Northeast                         -             585,340          0.00%                50              0.01%
  Southeast                        88             709,532          0.01%                 -              0.01%
                           ---------------- ---------------- ----------------- -----------------  -----------------
Total                        $ 10,212         $ 8,423,728          0.12%           $ 3,436              0.16%
                           ---------------- ----------------                   -----------------

By commodity:
  Crops                       $ 1,374         $ 3,648,405          0.04%           $ 1,060              0.07%
  Permanent plantings           7,500           2,166,081          0.35%             1,689              0.42%
  Livestock                       975           1,836,146          0.05%               637              0.09%
  Part-time farm                  363             678,271          0.05%                50              0.06%
  Other                             -              94,825          0.00%                 -              0.00%
                          ---------------- ---------------- ----------------- -----------------  -----------------
Total                        $ 10,212         $ 8,423,728          0.12%           $ 3,436              0.16%
                          ---------------- ----------------                   -----------------

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

     Analysis of the portfolio by its geographic and commodity distribution indicates that losses and collateral deficiencies have been and are expected to remain most prevalent in the loans concentrated in commodities that do not receive significant government support. This analysis is consistent with corresponding commodity analysis, which indicates that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings. Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends. Further, as adverse economic conditions persist for a particular commodity that requires a long-term improvement on the land, such as permanent plantings, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized. Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac's ability to meet the financing needs of all commodity groups.

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

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.8 billion was outstanding as of September 30, 2003), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

     Liquidity. The funding and liquidity needs of Farmer Mac's business programs are driven by the purchase and retention of eligible loans and Farmer Mac Guaranteed Securities, the maturities of Farmer Mac's discount notes and medium-term notes and payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac's primary sources of funds to meet these needs are:

     o principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities and LTSPCs;
     o    principal and interest payments  received from investment  securities;
          and
     o the issuance of discount notes and medium-term notes in the capital markets.

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

     Though Farmer Mac's mortgage purchases do not currently necessitate daily debt issuance, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac's liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets during 2003. To meet investor demand for daily presence in the capital markets Farmer Mac issues discount notes in maturities ranging from one day to approximately 90 days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. Subject to dollar, issuer concentration and credit quality limitations, the Corporation's board of directors has authorized non-program investments in:

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

As of September 30, 2003, Farmer Mac was in compliance with the dollar, issuer concentration and credit quality limitations and investment authorizations set forth in its investment guidelines.

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

     Farmer Mac maintains an investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities that reprice within one year, which can be drawn upon for liquidity needs. As of September 30, 2003, Farmer Mac's cash and cash equivalents and investment securities totaled $513.4 million and $1.1 billion, respectively, a combined 38.1 percent of total assets. For third quarter 2003, exclusive of daily overnight discount note issuances that were invested overnight, the average discount note issuance term and re-funding frequency was approximately 66 days.

Supplemental Information

     The following tables present quarterly and annual information regarding loan purchases, guarantees and commitments and outstanding guarantees and commitments.

                      Farmer Mac Purchases, Guarantees and Commitments
--------------------------------------------------------------------------------------------------
                                      Farmer Mac I
                           -----------------------------------
                               Loans and
                               Guaranteed
                               Securities          LTSPCs        Farmer Mac II         Total
                           ----------------- ----------------- ----------------- -----------------
                                                        (in thousands)
For the quarter ended:

   September 30, 2003          $ 45,180         $ 199,646         $ 106,729         $ 351,555
   June 30, 2003                 65,615           179,025            77,636           322,276
   March 31, 2003                59,054           166,574            41,893           267,521
   December 31, 2002             62,841           395,597            38,714           497,152
   September 30, 2002            58,475           140,157            37,374           236,006
   June 30, 2002                551,690           280,904            57,769           890,363
   March 31, 2002                74,875           338,821            39,154           452,850
   December 31, 2001             62,953           237,292            51,056           351,301

For the year ended:
   December 31, 2002            747,881         1,155,479           173,011         2,076,371
   December 31, 2001            272,127         1,032,967           198,171         1,503,265





                                Outstanding Balance of Farmer Mac Loans and
                          On- and Off-Balance Sheet Guarantees and Commitments (1)
--------------------------------------------------------------------------------------------------------------------
                                                 Farmer Mac I
                               --------------------------------------------------
                                        Post-1996 Act
                               ---------------------------------
                                  Loans and
                                 Guaranteed
                                 Securities         LTSPCs        Pre-1996 Act     Farmer Mac II         Total
                               ---------------- ---------------- ---------------- ----------------  ----------------
                                                                 (in thousands)
As of:
     September 30, 2003 (2)     $ 2,721,775      $ 2,174,182         $ 25,588        $ 720,584       $ 5,642,129
     June 30, 2003                2,108,180        2,790,480           28,057          668,899         5,595,616
     March 31, 2003               2,111,861        2,732,620           29,216          650,152         5,523,849
     December 31, 2002            2,168,994        2,681,240           31,960          645,790         5,527,984
     September 30, 2002           2,127,460        2,407,469           35,297          630,452         5,200,678
     June 30, 2002                2,180,948        2,336,886           37,873          617,503         5,173,210
     March 31, 2002               1,655,485        2,126,485           41,414          592,836         4,416,220
     December 31, 2001            1,658,716        1,884,260           48,979          595,156         4,187,111
     September 30, 2001           1,605,160        1,731,861           58,813          608,944         4,004,778

(1) Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II loans are guaranteed by the USDA.
(2) The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $722.3 million of existing LTSPCs to Guaranteed Securities during third quarter 2003 at the request of a program participant, Farm
     Credit  West,  ACA,  of which  Farmer  Mac  director  Kenneth  A.  Graff is
     President.


                              Outstanding Balance of Loans Held and Loans Underlying
                                On-Balance Sheet Farmer Mac Guaranteed Securities
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Total
                                   Fixed Rate             5-to-10-Year          1-Month-to-3-Year             Held in
                              (10-yr. wtd. avg. term)     ARMs & Resets               ARMs                   Portfolio
                              ---------------------   ----------------------  ----------------------   ----------------------
                                                                      (in thousands)
As of:
     September 30, 2003            $ 865,817              $ 1,037,168               $ 535,915              $ 2,438,900
     June 30, 2003                   889,839                1,064,824                 511,700                2,466,363
     March 31, 2003                  880,316                1,057,310                 515,910                2,453,536
     December 31, 2002             1,003,434                  981,548                 494,713                2,479,695
     September 30, 2002            1,000,518                  934,435                 498,815                2,433,768
     June 30, 2002                 1,016,997                  892,737                 516,892                2,426,626
     March 31, 2002                  751,222                  797,780                 350,482                1,899,484


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk Management--Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of and accounting policies for financial derivatives, see Note 1(d) to the condensed consolidated financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further information regarding Farmer Mac's debt issuance and liquidity risks.

Item 4. Controls and Procedures

     Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2003. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective. There have been no changes in Farmer Mac's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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

          Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on July 1, 2003, Farmer Mac issued an aggregate of 842 shares of its Class C Non-Voting Common Stock, at an issue price of $22.35 per share, to the twelve Directors who elected to receive such stock in lieu of their cash retainers.

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

*    3.2 -     Amended and restated  By-Laws of the  Registrant (Form 10-Q filed
               August 12, 1999).

*    4.1 -     Specimen  Certificate  for Farmer Mac Class A Voting Common Stock
               (Form 10-Q filed May 15, 2003).

*    4.2 -     Specimen  Certificate  for Farmer Mac Class B Voting Common Stock
               (Form 10-Q filed May 15, 2003).

*    4.3 -     Specimen Certificate  for  Farmer  Mac Class C  Non-Voting Common
               Stock (Form 10-Q filed May 15, 2003).

*    4.4 -     Certificate  of  Designation  of Terms and  Conditions  of Farmer
               Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

+*   10.1 -    Stock Option Plan (Previously filed as Exhibit  19.1 to Form 10-Q filed August 14, 1992).

+*   10.1.1 -  Amendment No. 1 to Stock Option Plan (Previously filed as Exhibit
               10.2 to Form 10-Q filed August 16, 1993).

+*   10.1.2 -  1996 Stock  Option  Plan  (Form  10-Q  filed  August 14, 1996).


+**  10.1.3 -  Amended and Restated 1997 Incentive Plan.

+*   10.2 -    Employment Agreement dated May 5, 1989 between Henry D. Edelman
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

+*   10.2.12 - Amendment No. 12 dated  as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).




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

+*   10.3.7 - Amendment  No. 7  dated  as  of  February  8,  1996  to Employment between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

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

+*   10.3.15 - Amendment  No. 15 dated as of June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2003).

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

+*   10.4.6 -  Amendment  No. 6 dated as of June 5, 2003 to  Employment Contract between  Tom D.  Stenson and  the  Registrant  (Form  10-Q  filed
               August 14, 2003).

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

+*   10.5.3 -  Amendment  No. 3 dated as of June 6, 2002 to  Employment Contract between  Jerome G. Oslick  and  the  Registrant  (Form 10-Q filed
               August 14, 2002).

+*   10.5.4 -  Amendment  No. 4 dated as of June 5, 2003 to  Employment Contract between  Jerome G. Oslick  and  the  Registrant  (Form 10-Q filed
               August 14, 2003).

+*   10.6 -    Employment  Contract  dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

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
               L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

       21  -   Farmer   Mac   Mortgage  Securities   Corporation,   a   Delaware
               corporation.

**   31.1  -   Certification  of   Chief  Executive  Officer  relating   to  the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


__________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
#     Portions  of  this exhibit  have been  omitted  pursuant  to a request for confidential treatment.

**   31.2  -   Certification  of   Chief   Financial  Officer   relating  to the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**   32    -   Certification  of  Chief Executive  Officer  and  Chief Financial
               Officer  relating to the  Registrant's  Quarterly  Report on Form
               10-Q for the quarter  ended  September  30, 2003,  pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     On July 24, 2003, Farmer Mac furnished to the Securities and Exchange Commission a Current Report on Form 8-K that attached a press release announcing Farmer Mac's financial results for second quarter 2003.

     On August 12, 2003, Farmer Mac filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing that, on August 7, 2003, the Board of Directors of Farmer Mac had declared a quarterly dividend on the Corporation's 6.40% Cumulative Preferred Stock, Series A.



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

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION


November 14, 2003

                      By:    /s/ Henry D. Edelman
                           -------------------------------------------
                              Henry D. Edelman
                              President and Chief Executive Officer
                              (Principal Executive Officer)



                             /s/ Nancy E. Corsiglia
                           -------------------------------------------
                              Nancy E. Corsiglia
                              Vice President - Finance
                              (Principal Financial Officer)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION



                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                    FOR THE PERIOD ENDING SEPTEMBER 30, 2003

                                  EXHIBIT INDEX


Exhibit No.                         Description


10.1.3    Amended and Restated 1997 Incentive Plan.

31.1 Certification of Chief Executive Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                  Exhibit 10.1.3

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                   AMENDED AND RESTATED 1997 INCENTIVE PLAN


1.    Purpose of the Plan

     The purposes of this Amended and Restated 1997 Incentive Plan (the "Plan") are to encourage stock ownership by directors, officers, and key employees of the Federal Agricultural Mortgage Corporation (the "Company") and its subsidiaries, to provide an incentive for such individuals to expand and improve the profits and prosperity of the Company and its subsidiaries, and to assist the Company and its subsidiaries in attracting and retaining directors and key personnel through the grant of Options (as defined herein) to purchase shares of the Company's Class C nonvoting common stock, par value $1.00 per share (the "Common Stock").

2.    Persons Eligible Under Plan

     Any person who is an officer or employee of the Company or any subsidiary (as defined in Sections 424(f) and 424(g) of the Internal Revenue Code of 1986, as amended (a "Subsidiary"), shall be eligible for awards under the Plan (a "Participant"). Any member of the Board of Directors (the "Board") of the Company (a "Director") who is not also an employee of the Company shall be eligible to receive any awards only under Section 15 of the Plan ("Director Options").

3.    Stock Subject to Plan

     Subject to Section 10, the maximum number of shares that may be the subject of awards under the Plan shall be 3,750,000 shares of the Company's Common Stock, which shall be made available either from authorized but unissued Common Stock or from Common Stock reacquired by the Company, including shares purchased in the open market. If any award granted under the Plan is canceled, forfeited, or otherwise terminates or expires for any reason without having been exercised in full, the shares of Common Stock allocable to the unexercised portion of such award may again be the subject of grants under the Plan.

4.    Administration of Plan

     (a) Except for the provisions of Section 15 (which to the maximum extent feasible shall be self-effectuating), the Plan shall be administered by (i) the Board of Directors for any purpose under the Plan, (ii) a committee of the Board consisting of two or more Directors, each of whom is a "Non-Employee Director" under Securities Exchange Act Rule 16b-3, for any purpose under the Plan, or
(iii) a committee of the Board consisting of two or more Directors (whether or not any such Director is a "Non-Employee Director") for purposes of any award under the Plan to an employee other than an officer subject to Section 16 of the Securities Exchange Act of 1934 (it being understood and agreed that references herein to the "Committee" shall mean the Board or either committee referred to above, as the case may be).

     (b) Subject to the express provisions of the Plan, the Committee shall be authorized and empowered to do all things necessary or desirable in connection with the administration of the Plan, including, without limitation, the following:

          (i) interpret and construe the Plan and the terms and conditions of any award hereunder;

          (ii)  adopt,   amend,  and  rescind  rules  and  regulations  for  the
     administration of the Plan;

          (iii)  determine  which persons meet the  eligibility  requirements of
     Section 2 hereof and to which of such eligible persons, if any, awards will be granted hereunder;

          (iv) grant awards to eligible persons and determine the terms and conditions thereof, including, but not limited to, the number of shares of Common Stock issuable pursuant thereto, the time not more than 10 years after the date of an award at which time the award shall expire or (if not vested) terminate, and the conditions upon which awards become exercisable or vest or shall expire or terminate, and the consideration, if any, to be paid upon receipt, exercise or vesting of awards;

          (v) determine whether, and the extent to which, adjustments are required pursuant to Section 10 hereof;

          (vi) determine the circumstances under which, consistent with the provisions of Section 11, any outstanding award may be amended;

          (vii) exercise its discretion with respect to the powers and rights granted to it as set forth in the Plan; and

          (viii) generally, exercise such powers and perform such acts as deemed necessary or advisable to promote the best interests of the Company with respect to the Plan.

     (c) Any action taken by, or inaction of the Company, the Board, or the Committee relating or pursuant to the Plan, shall be within the absolute discretion of that entity or body and shall be conclusive and binding upon all persons. No member of the Board or officer of the Company shall be liable for any such action or inaction of: (i) the entity or body; (ii) another person; or
(iii) except in circumstances involving bad faith, himself or herself. In making any determination or in taking or not taking any action under the Plan, the Board and the Committee may obtain and may rely upon the advice of experts, including professional advisors to the Company.

     (d) The Committee may delegate ministerial, non-discretionary functions to individuals who are officers or other employees of the Company.

5.    Awards

     (a) Awards under the Plan shall consist of options ("Options") to purchase the Common Stock of the Company and shall be evidenced by agreements (the "Award Agreements") in such form as the Committee shall approve.

     (b) The exercise price per share shall be 100% of the Fair Market Value of one share of Common Stock on the date the Option is granted (the "Exercise Price"), subject to adjustment only as provided in Section 10 of the Plan. As used in the Plan, the term "Fair Market Value" shall mean the composite closing price of the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotations system ("NASDAQ"), or such other market on which the Common Stock may be listed or traded, as determined by the Committee. If there is not a composite closing price quotation for the date as of which Fair Market Value is to be determined, then the Fair Market Value shall be determined by reference to the composite closing price quotation for the next preceding day on which a composite closing price quotation is available.

     (c) In connection with establishing the level of Option awards under the Plan, the value of an Option shall be calculated by an independent third party acceptable to the Committee (the "Compensation Consultant") and shall be based on the "Black-Scholes" method of option valuation, as determined by the Compensation Consultant. In calculating the Black-Scholes value of an Option, the average of the composite closing prices of the Company's Common Stock as reported by NASDAQ, or such other market on which the Common Stock may be listed or traded, as determined by the Committee, for the 90-day period preceding such calculation shall be the used by the Compensation Consultant as the "current market price" and "exercise price" inputs to such Black-Scholes calculation, irrespective of the Fair Market Value of a share of Common Stock on the date of calculation. Notwithstanding the foregoing, the Exercise Price of any Option awarded under the Plan shall be the Fair Market Value of one share of Common Stock on the date the Option is granted, as provided in subsection (b) above.

6.    Exercise of Options

     (a) Options may be exercised in whole or in part at such time or times as shall be determined by the Committee and set forth in the applicable Award Agreement. A Participant electing to exercise an Option shall give written notice to the Company of such election and of the number of shares he or she has elected to purchase, and shall at the time of exercise tender the full Exercise Price for those shares.

     (b) The Exercise Price shall be payable in cash or by check; provided, however, that to the extent provided in the applicable Award Agreement, the Participant may pay the Exercise Price in whole or in part (i) by delivering to the Company shares of the Common Stock owned by him and having a Fair Market Value on the date of exercise equal to the Exercise Price of the Option or (ii) by reducing the number of shares of Common Stock issuable or payable upon the exercise of an Option by the number of shares of Common Stock having a Fair Market Value on the date of exercise equal to the Exercise Price of the Option. In addition, the Options may be exercised through a registered broker-dealer pursuant to such cashless exercise procedures (other than share withholding) that are, from time to time, deemed acceptable. No fractional shares of Common Stock shall be issued upon exercise of an Option and the number of shares of Common Stock that may be purchased upon exercise shall be rounded to the nearest number of whole shares.

     (c) At such times as a Participant recognizes taxable income in connection with the receipt of shares of Common Stock hereunder (a "Taxable Event"), the Participant shall pay to the Company the amount of taxes required by law to be withheld by the Company in connection with the Taxable Event (the "Withholding Taxes") prior to the issuance of such shares. In satisfaction of the obligation to pay the Withholding Taxes to the Company, the Participant may make a written election (the "Tax Election"), which may be accepted or rejected in the discretion of the Committee, to have withheld a portion of the shares of Common Stock then issuable to him or her having an aggregate Fair Market Value equal to the Withholding Taxes.

7.    Right of First Refusal

     The Committee may, in its discretion, include in any Award Agreement relating to an Option granted under the Plan a condition that the Participant shall agree to grant the Company a Right of First Refusal, which, if so included, shall have the following terms and conditions:

     (a) The Participant shall give the Company written notice (the "Offer Notice") of the Participant's intention to sell any shares of Common Stock acquired (or to be acquired) upon exercise of an Option (the "Offered Shares"). The Company shall have three business days (the "Exercise Period") following receipt of the Offer Notice to determine whether to exercise its Right of First Refusal, which may be exercised either as to all or as to none of the Offered Shares. By the end of the Exercise Period, the Company shall have given written notice to the Participant of its election to exercise (the "Acceptance notice") or not to exercise (the "Rejection Notice") its Right of First Refusal. The Participant shall tender the Offered Shares to the Company within 10 business days after receipt of an Acceptance Notice. Upon receipt of a Rejection Notice, the Participant may sell the Offered Shares free and clear of such Right of First Refusal.

     (b) The price to be paid by the Company for the Offered Shares shall be the average of the closing price of the Company's Common Stock as reported on NASDAQ (or such other market on which the Common Stock may be listed or traded, as determined by the Committee) for the three business days immediately preceding the date of the Company's receipt of the Offer Notice or, if no such transactions occurred on those days, the average of the bid and asked prices for the Common Stock on such days.

8.    Transfer Restrictions

     (a) Unless otherwise permitted in the applicable Award Agreement, any Option granted under the Plan shall not be transferable other than by will or the laws of descent and distribution or pursuant to a domestic relations order, and during a Participant's lifetime shall be exercisable only by the Participant or his or her guardian or legal representative. The terms of such Option shall be final, binding and conclusive upon the legal representatives, heirs and successors of the Participant.

     (b) Notwithstanding the foregoing, the Committee may, in its discretion, authorize all or a portion of the Options to be granted to an Optionee to be transferred to: (i) the spouse, siblings, parents, children or grandchildren of the Optionee ("Immediate Family Members"); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; or (iii) a partnership in which such Immediate Family Members are the only partners; provided, however, that (x) there may be no consideration for any such transfer, (y) the Award Agreement pursuant to which the Options are granted must expressly provide for transferability in a manner consistent with this Section 8 and (z) subsequent transfers of transferred Options shall be prohibited, except those in accordance with the subsection (a) above. Following transfer, any such Options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer, provided that the term "Optionee" shall be deemed to refer to the transferee.

9.    Termination of Employment

     (a) Except as provided in the Award Agreement and as provided in Sections 9(b), (c) or (d) below, if a Participant ceases for any reason to be employed by the Company or any of its Subsidiaries (unless such termination of employment was for "Cause"), the Participant may, at any time within 90 days after the effective date of such termination of employment, exercise his or her Options to the extent that he or she would be entitled to exercise them on such date, but in no event shall any Option be exercisable more than 10 years from the date it was granted; provided, however, that the Committee shall have the discretion to determine whether Options not yet exercisable at the date of termination of employment shall become immediately exercisable for 90 days thereafter. The Committee shall determine, subject to applicable law, whether a leave of absence shall constitute a termination of service.

     (b) If a Participant ceases to be employed by the Company or any of its Subsidiaries for "Cause," the Participant's unexercised Options shall terminate immediately. For purposes of this Section 9, "Cause" shall be defined as in the employment agreement, if any, between the Company and such Participant, or, if there is no employment agreement, shall mean (i) the willful failure of the Participant substantially to perform his or her duties, other than any such failure resulting from incapacity due to physical or mental illness or (ii) the willful engagement by the Participant in activities contrary to the best interests of the Company.

     (c) Unless otherwise provided in the Award Agreement, if a Participant dies while employed by the Company or any of its Subsidiaries, or within 90 days after having retired with the consent of the Company, the shares which the Participant was entitled to exercise on the date of the Participant's death under an Option or Options granted under the Plan may be exercised at any time after the Participant's death by the Participant's beneficiary; provided, however, that no Option may be exercised after the earlier of (i) one (1) year after the Participant's death or (ii) the expiration date specified for the particular Option in the Award Agreement; and provided, further, that any unvested Option or Options shall immediately vest upon the death of a Participant while employed by the Company and may be exercised as provided in this Section 9(c).

     (d) Unless otherwise provided in the Award Agreement, if a Participant terminates employment by reason of Disability (as defined below), any unexercised Option held by the Participant shall, if unvested, immediately vest and shall expire one (1) year after the Participant has a termination of employment because of such "Disability" and such Option may only be exercised by the Participant or his or her beneficiary to the extent that the Option was exercisable on the date of termination of employment because of such "Disability;" provided, however, no Option may be exercised after the expiration date specified for the particular Option in the Award Agreement. "Disability" shall mean (a) in the case of a Participant whose employment with the Company or a Subsidiary is subject to the terms of an employment agreement between such Participant and the Company or Subsidiary, which employment agreement includes a definition of "Disability", the term "Disability" as used in this Plan or any Award Agreement shall have the meaning set forth in such employment agreement during the period that such employment agreement remains in effect; and (b) in all other cases, the term "Disability" as used in this Plan or any Award Agreement shall mean a condition that (in the opinion of an independent medical consultant) has rendered the Participant mentally or physically incapable of performing the services required to be performed by the Participant and has resulted in the termination of the directorship or employment relationship, as the case may be.

10.   Adjustments

     (a) In the event of a Change in Capitalization (as defined below) of the Company, the Committee shall conclusively make equitable and appropriate adjustments, if any, to (i) the maximum number and class of shares of Common Stock or other stock or securities with respect to which Options may be granted under the Plan, (ii) the maximum number and class of shares of Common Stock or other stock or securities with respect to which Options may be granted to any Participant during the term of the Plan, (iii) the number and class of shares of Common Stock or other stock or securities which are subject to outstanding Options granted under the Plan and the purchase price therefor, if applicable and (iv) the number and class of shares of Common Stock or other securities in respect of which Director Options are to be granted under Section 15 hereof.

     (b) If, by reason of a Change in Capitalization, a Participant shall be entitled to exercise an Option with respect to new, additional or different shares of stock or securities, such new, additional or different shares shall thereupon be subject to all of the conditions, restrictions and performance criteria which were applicable to the shares of Common Stock subject to the Option prior to such Change in Capitalization.

     (c) No adjustment of the number of shares of Common Stock available under the Plan or to which any Option relates that would otherwise be required under this Section 10 shall be made unless and until such adjustment either by itself or with other adjustments not previously made under this Section 10 would require an increase or decrease of at least 1% in the number of shares of Common Stock available under the Plan or to which any Option relates immediately prior to the making of such adjustment (the "Minimum Adjustment"). Any adjustment representing a change of less than such minimum amount shall be carried forward and made as soon as such adjustment together with other adjustments required by this Section 10 and not previously made would result in a Minimum Adjustment. Notwithstanding the foregoing, any adjustment required by this Section 10 which otherwise would not result in a Minimum Adjustment shall be made with respect to shares of Common Stock relating to any Option immediately prior to exercise of such Option. No fractional shares of Common Stock or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share.

     (d) "Change in Capitalization" means any increase or reduction in the number of shares of Common Stock, or any change (including, but not limited to, a change in value) in the shares of Common Stock or exchange of shares of Common Stock for a different number or kind of shares or other securities of the Company or another corporation, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or debentures, stock dividend, stock split or reverse stock split, cash dividend in excess of earnings, property dividend, combination or exchange of shares, change in corporate structure or other substantially similar event.

11.   Amendment and Termination of Plan

     The Board or the Committee, by resolution, may terminate, amend, or revise the Plan with respect to any shares as to which Options have not been granted. Neither the Board nor the Committee may, without the consent of a Participant, alter or impair any award previously granted under the Plan, except as authorized herein. To the extent necessary under applicable law, no amendment shall be effective unless approved by the stockholders of the Company in accordance with applicable law. Unless sooner terminated, the Plan shall remain in effect for a period of 10 years from the date of the Plan's adoption by the Board. Termination of the Plan shall not affect any Option previously granted.

12.   Effective Date of Plan

     This Plan shall be effective on the date upon which it is approved by the Board.

13.   Governing Law

     (a) Except as to matters of federal law, the Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the District of Columbia, without giving effect to conflicts of laws principles thereof.

     (b) The obligation of the Company to sell or deliver the shares of Common Stock with respect to Options granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

     (c) Each Option is subject to the requirement that, if at any time the Committee determines, in its discretion, that the listing, registration or qualification of the shares of Common Stock issuable pursuant to the Plan is required by any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the grant of an Option or the issuance of the shares of Common Stock, no Options shall be granted or payment made or shares issued, in whole or in part, unless listing, registration, qualification, consent or approval has been effected or obtained free of any conditions as acceptable to the Committee.

14.   Multiple Agreements

     The terms of each Option may differ from other Options granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option to a given Participant during the term of the Plan, either in addition to, or in substitution for, one or more Options previously granted to that individual.

15.   Director Options

     (a) Awards relating to the Common Stock authorized under the Plan shall be made under this section only to Directors.

     (b) Annually, on the date of the Annual Meeting of Stockholders, commencing with the Annual Meeting in 1998, there shall be granted automatically (without any action by the Committee or the Board) a Director Option to each Director then elected to office to purchase 2,000 shares of Common Stock.

     (c) The Exercise Price for shares under each Director Option shall be equal to 100% of the Fair Market Value of a share of Common Stock on the date the Director Option is granted, determined in accordance with Section 5(b) hereof. The Exercise Price of any Director Option granted shall be paid in full at the time of each purchase (a) in cash and/or (b)(i) by delivering to the Company shares of the Common Stock owned by the Director and having a Fair Market Value on the date of exercise equal to the Exercise Price of the Director Option, or
(ii) by reducing the number of Shares of Common Stock issuable or payable upon the exercise of a Director Option by the number of shares of Common Stock having a Fair Market Value on the date of exercise equal to the Exercise Price of the Director Option. In addition, the Options may be exercised through a registered broker-dealer pursuant to such cashless exercise procedures (other than share withholding) that are, from time to time, deemed acceptable. No fractional shares of Common Stock shall be issued upon exercise of an Option and the number of shares of Common Stock that may be purchased upon exercise shall be rounded to the nearest number of whole shares. Each Director Option shall be subject to the Right of First Refusal, as set forth in Section 7.

     (d) At such times as a Director recognizes taxable income in connection with the receipt of shares of Common Stock hereunder (a "Taxable Event"), the Director shall pay to the Company the amount of taxes required by law to be withheld by the Company in connection with the Taxable Event (the "Withholding Taxes") prior to the issuance of such shares. In satisfaction of the obligation to pay the Withholding Taxes to the Company, the Director may make a written election (the "Tax Election"), which may be accepted or rejected in the discretion of the Committee, to have withheld a portion of the shares of Common Stock then issuable to him or her having an aggregate Fair Market Value equal to the Withholding Taxes.

     (e) An annual Director Option grant under Section 15(b) shall become fully vested and exercisable at the rate of one third of the Shares (rounded down to the nearest whole share number) on May 31 of each of the three years following the date of grant if the Director who is an optionee under the Director Option continues to serve as a Director as of such date.

     (f) Each Director Option shall terminate on the date which is the fifth anniversary of the date of grant (the "Option Termination Date"), unless terminated earlier as follows:

          (i) If a Director's service as a member of the Board terminates for any reason other than death or Cause (as defined below), the Director may for a period of up to two years after such termination (but not later than the Option Termination Date) exercise his or her Option to the extent, and only to the extent, that such Option was vested and exercisable as of the date the Director's service as a member of the Board terminated, after which time the Option shall automatically terminate in full.

          (ii) If a Director's service as a member of the Board terminates for Cause, the Option granted to the Director hereunder shall immediately terminate in full and no rights thereunder may be exercised. For purposes of this Section 15, "Cause" shall mean (i) fraud or intentional misrepresentation, (ii) embezzlement, misappropriation or conversion of assets or opportunities of the Company, (iii) conviction of a felony or
     (iv) willful engagement by the Director in activities contrary to the bests interests of the Company.

          (iii) If a Director dies while a member of the Board or within 24 months after termination of service as a Director as described in clause
     (i) of this Section 15(f), the Option granted to the Director may be exercised at any time within twelve (12) months after the Director's death (but not later than the Option Termination Date) by the person or persons to whom such rights under the Option shall pass by will, or by the laws of descent or distribution, after which time the Option shall terminate in full; provided, however, that an Option may be exercised to the extent, and only to the extent, that the Option was exercisable on the date of death or earlier termination of the Director's service as a member of the Board; and provided, further, that any unvested Option or Options shall immediately vest upon the death of a Director while a member of the Board.

     (g) If there shall occur any event described in Section 10, then in addition to the matters contemplated thereby, the Director Options then outstanding and future grants thereof shall be automatically adjusted as contemplated by Section 10.

     (h) The provisions of Sections 1, 2, 3, 7, 8, 10, 11, 12 and 13 are incorporated herein by this reference. Unless the context otherwise requires, the provisions of this Section 15 shall be construed as a separate plan.

Originally adopted:  February 13, 1997
First Amendment:     June 12, 1997
Second Amendment:    August 7, 1997
Third Amendment:     February 5, 1998
Fourth Amendment:    June 4, 1998
Fifth Amendment:     April 12, 1999
Sixth Amendment:     August 2, 1999
Seventh Amendment:   August 6, 2003 (Section 15(e))

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

Date: November 14, 2003
                              /s/ Henry D. Edelman
                            ------------------------
                             Henry D. Edelman
                             Chief Executive Officer

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

Date: November 14, 2003
                              /s/ Nancy E. Corsiglia
                            --------------------------
                             Nancy E. Corsiglia
                             Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of the Federal Agricultural Mortgage Corporation (the "Corporation") for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Henry D. Edelman, Chief Executive Officer of the Corporation, and Nancy E. Corsiglia, Chief Financial Officer of the Corporation, each hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



/s/Henry D. Edelman
-----------------------
Henry D. Edelman
Chief Executive Officer



/s/ Nancy E. Corsiglia
-----------------------
Nancy E. Corsiglia
Chief Financial Officer


Date: November 14, 2003