Form 10-K
period 2003-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2004-03-15
CIK 845877

As filed with the Securities and Exchange Commission on
                                 March 15, 2004
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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
             (Exact name of registrant as specified in its charter)

        Federally chartered
          instrumentality
       of the United States                         52-1578738
 ----------------------------------   ---------------------------------------
  (State or other jurisdiction of     (I.R.S. employer identification number)
  incorporation or organization)

   1133 21st Street, N.W., Suite  600,
              Washington, D.C.                            20036
 ----------------------------------------   ---------------------------------
 (Address of principal executive offices)               (Zip code)



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

Yes   [X]               No    [  ]

     The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $17,214,026 and $229,287,264 respectively as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing prices for the respective classes on June 30, 2003 reported by the New York Stock Exchange. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

     As of March 1, 2004, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 10,539,131 shares of Class C non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement to be filed on or about April 19, 2004 in connection with the Annual Meeting of Stockholders to be held on June 3, 2004 (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K).


   --------------------------------------------------------------------------

                                Table of Contents

PART I.......................................................................5
   Item 1.  Business.........................................................5
            General..........................................................5
            FARMER MAC PROGRAMS..............................................7
            Farmer Mac I.....................................................7
               Loan Eligibility..............................................7
               Purchases.....................................................8
               Off-Balance Sheet Guarantees and Commitments..................9
               Underwriting and Appraisal Standards.........................10
               Sellers......................................................13
               Servicing....................................................13
               Farmer Mac I Guaranteed Securities...........................13
               Farmer Mac I Transactions....................................15
               Funding of Guarantee and Purchase Commitment Obligations.....16
               Portfolio Diversification....................................16
            Farmer Mac II...................................................17
               General......................................................17
               United States Department of Agriculture Guaranteed
                   Loan Programs............................................17
               Farmer Mac II Guaranteed Securities..........................18
               Farmer Mac II Transactions...................................18
            Financing.......................................................19
               Debt Issuance................................................19
               Equity Issuance..............................................20
            Farmer Mac's Authority to Borrow from the U.S. Treasury.........21
            Government Regulation of Farmer Mac.............................21
   Item 2.   Properties.....................................................24
   Item 3.  Legal Proceedings...............................................25
   Item 4.  Submission of Matters to a Vote of Security Holders.............25
PART II.....................................................................26
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
                   Matters..................................................26
   Item 6.  Selected Financial Data.........................................27
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................28
            Forward-Looking Statements......................................28
            Critical Accounting Policy and Estimates........................29
            Results of Operations...........................................31
            Balance Sheet Review............................................45
            Risk Management.................................................47
            Liquidity and Capital Resources.................................63
            Other Matters...................................................70
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk......70
   Item 8.  Financial Statements............................................71
            Reports of Independent Auditors.................................71.
            Consolidated Balance Sheets.....................................73
            Consolidated Statements OF Operations...........................74
            Consolidated Statements OF Changes in Stockholders' Equity......75
            Consolidated Statements OF Cash Flows...........................76
            Notes in Consolidated Financial Statements......................77
   Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.......................................117
   Item 9A. Controls and Procedures........................................117
PART III...................................................................119
   Item 10. Directors and Executive Officers of the Registrant.............119
   Item 11. Executive Compensation.........................................119
   Item 12. Security Ownership of Certain Beneficial Owners and Management.119
   Item 13. Certain Relationships and Related Transactions.................119
   Item 14. Principal Accounting Fees and Services.........................119
PART IV....................................................................120
   Item 15. Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K................................................120

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

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac's underwriting, appraisal, documentation and other specified standards that are discussed in "Business--Farmer Mac Programs--Farmer Mac I."

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

     As of December 31, 2003, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $5.8 billion. For more information about Farmer Mac's securities and its financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Farmer Mac's two principal sources of revenue are:

     o fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
     o net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans, AgVantage bonds and investments.

     Farmer  Mac  funds  its  program   purchases   primarily  by  issuing  debt
obligations of various maturities. As of December 31, 2003, Farmer Mac had outstanding $2.6 billion of discount notes and $1.3 billion of medium-term notes. During 2003, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages it purchases from lenders to farmers, ranchers and rural homeowners. To the extent the proceeds of the debt issuances exceed Farmer Mac's need to fund program assets, those proceeds are invested in high quality non-program assets.

     Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac.

     The Farm Credit Administration ("FCA"), acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply FCA's general enforcement powers to Farmer Mac and its activities. For a discussion of Farmer Mac's statutory capital requirements and its capital levels, see "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Balance Sheet Review--Capital" and "--Liquidity and Capital Resources--Capital Requirements."

     Farmer Mac has three classes of common stock outstanding--Class A voting, Class B voting and Class C non-voting. See "Market for Registrant's Common Equity and Related Stockholder Matters" for information regarding Farmer Mac's common stock. Farmer Mac has one class of preferred stock. See "Farmer Mac Programs--Financing--Equity Issuance."

     As of December 31, 2003, Farmer Mac employed 36 persons, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036. Farmer Mac's main telephone number is (202) 872-7700.

     Farmer Mac makes available free of charge on its Internet website at www.farmermac.com (in the "Investors" section) copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronically filing of such materials with, or furnishing to, the SEC. Please note that all references to www.farmermac.com in this report are inactive textual references only and that the information contained on Farmer Mac's website is not incorporated by reference into this report.


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

Currently, the maximum principal amount of an eligible loan secured by agricultural real estate is $5.0 million, as adjusted annually for inflation, for loans secured by more than 1,000 acres of land and $12.0 million for loans secured by 1,000 acres or less.

     For purposes of the Farmer Mac I program, rural housing is a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or less. Since October 2003, the maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan has been $197,807, as adjusted for inflation. In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property. To date, loans meeting the eligibility criteria under the rural housing segment of Farmer Mac's requirements have not represented a significant part of Farmer Mac's business.

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

     During 2003, Farmer Mac purchased $192.6 million of loans through its cash window. Of the loans purchased during 2003, 74 percent included balloon payments and 11 percent included yield maintenance prepayment protection. By comparison, during 2002, Farmer Mac purchased $747.9 million of loans through its cash window, including a $489.5 million loan portfolio in second quarter 2002. Of the loans purchased during 2002, 76 percent included balloon payments and 54 percent included yield maintenance prepayment protection. During 2003, Farmer Mac's top ten sellers generated 80.8 percent of the total Farmer Mac I cash window loan purchase volume, of which Zions First National Bank, Farmer Mac's largest combined Class A and Class C stockholder, accounted for 38.7 percent. Including the second quarter loan portfolio purchase transaction, the top ten sellers in 2002 generated 90.0 percent of the total Farmer Mac I cash window loan purchase volume, of which Zions First National Bank accounted for 10.3 percent. For more information regarding loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume."

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

     Each AgVantage bond is a general obligation of the issuing institution and is secured by eligible collateral in an amount ranging from 120 percent to 150 percent of the bond's outstanding principal amount. Eligible collateral consists of loans that meet the same loan eligibility criteria applied by Farmer Mac in its loan purchases and commitments and have an outstanding aggregate principal balance equal to at least 100 percent of the bond's outstanding principal amount plus cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States that make up any remaining required collateral. During 2003, Farmer Mac purchased six AgVantage bonds with maturities ranging from one month to five years from five institutions resulting in Farmer Mac guarantees of $13.1 million. As of December 31, 2003, the outstanding principal amount of AgVantage bonds was $25.2 million. To date, Farmer Mac has experienced no losses, nor has it been called upon to make a guarantee payment, on any of its AgVantage bonds.


      Off-Balance Sheet Guarantees and Commitments

     Farmer Mac offers two Farmer Mac I credit enhancement alternatives that allow approved agricultural and rural residential mortgage lenders both to retain the cash flow benefits of their loans and increase their liquidity and lending capacity. These alternatives are:

     o a swap transaction, in which Farmer Mac acquires eligible loans from sellers in exchange for Farmer Mac Guaranteed Securities backed by those loans. As consideration for its assumption of the credit risk on loans underlying the Farmer Mac Guaranteed Securities, Farmer Mac receives guarantee fees payable in arrears out of the periodic loan interest payments and based on the outstanding balance of the Farmer Mac Guaranteed Securities.

     o an LTSPC, which is not a guarantee of loans or securities, but a Farmer Mac commitment to purchase loans from a segregated pool of loans on one or more undetermined future dates. As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears, in an amount approximating what would have been the guarantee fees if the transaction were structured as a swap transaction.

     A swap transaction or an LTSPC may involve loans with payment, maturity and interest rate characteristics that differ from those purchased through the cash window. A swap transaction or an LTSPC permits a seller to nominate from its portfolio a segregated pool of loans, subject to review by Farmer Mac for conformance with its underwriting and appraisal standards. Upon Farmer Mac's acceptance of the eligible loans, whether under a swap transaction or an LTSPC, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration risk exposures and, consequently, its regulatory capital and its loss reserve requirements. Only the LTSPC structure permits the seller to retain the segregated loan pool in its portfolio until such time, if ever, as the seller delivers some or all of the segregated loans to Farmer Mac for purchase under the LTSPC. An LTSPC commits Farmer Mac to a future purchase of loans that met Farmer Mac's underwriting standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on loans.

     Farmer Mac generally purchases loans subject to an LTSPC:

     o    At  par  plus  accrued  interest,  if the  loans  become  four  months delinquent;
     o At a mark-to-market price, if the loans are not delinquent and are standard Farmer Mac cash window loan products; or in exchange for Farmer Mac I Guaranteed Securities.
     o If the loans are not four months delinquent, either at a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets; or in exchange for Farmer Mac I Guaranteed Securities.


     In 2003, Farmer Mac entered into $763.3 million of LTSPCs, compared to $1.2 billion in 2002. During 2003, LTSPCs continued as the preferred credit enhancement alternative for new non-cash transactions and were a significant portion of the Farmer Mac I program. However, during third quarter 2003, Farm Credit West, ACA, a related party program participant, exercised the conversion feature incorporated in all existing LTSPCs and Farmer Mac converted that participant's $722.3 million LTSPC into a Farmer Mac I Guaranteed Security in a swap transaction. No similar transactions took place in 2002. Net of this transaction, as of December 31, 2003, Farmer Mac had committed to purchase under LTSPCs a cumulative total of 12,771 eligible mortgage loans with an aggregate principal balance of $2.3 billion. As of December 31, 2003, off-balance sheet Farmer Mac I Guaranteed Securities included 1,623 mortgage loans and totaled $952.1 million. For more information regarding guarantee and LTSPC volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume."


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

     Farmer Mac I credit underwriting standards require that the loan-to-value ratio ("LTV") for any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an integrator may have an LTV of up to 75 percent, a part-time farm loan supported by private mortgage insurance may have an LTV of up to 85 percent and a rural housing loan supported by private mortgage insurance may have an LTV of up to 97 percent. Farmer Mac also has a loan product for borrowers with high credit scores whose loans are secured by collateral with low LTVs. For those borrowers, loan processing has been simplified and documentation of the credit ratios described above is not necessary.

     In the case of newly originated loans that are not part-time farm, facility, low-documentation, or rural housing loans, borrowers on the loans must, among other criteria set forth in Farmer Mac's underwriting standards, also meet the following standard underwriting ratios on a pro forma basis (i.e., giving effect to the new loan):

     o    debt-to-asset ratio of 50 percent or less;
     o cash flow debt service coverage ratio on the mortgaged property of not less than 1:1;
     o total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1; and
     o    ratio of current assets to current liabilities of not less than 1:1.

     Farmer Mac's underwriting standards provide for acceptance of loans that do not conform to one or more of the standard underwriting ratios, other than LTV, when those loans:

     o exceed minimum requirements for one or more of the underwriting standards to a degree that compensates for noncompliance with one or more other standards, referred to as compensating strengths; and
     o are made to producers of particular agricultural commodities in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers in that segment.

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths have not demonstrated a significantly different rate of default than that of loans that were approved on the basis of conformance with all of the standard credit ratios. As of December 31, 2003, a total of $1.8 billion (36 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities issued after the enactment of the Farm Credit System Reform Act of 1996 (the "1996 Act") were approved based upon compensating strengths ($63.4 million of which had original loan-to-value ratios of greater than 70 percent). The original loan-to-value ratio is calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment. During 2003, $351.0 million (37 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($14.9 million of which had original loan-to-value ratios of greater than 70 percent).


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

     The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase seasoned loans includes:

     o evaluation of loan database information to determine conformity to the criteria set forth in the preceding paragraphs;

     o confirmation that loan file data conform to database information; validation of supporting credit information in the loan files; and

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

     Farmer Mac personnel include experienced agricultural credit underwriters, appraisers and servicers who perform those functions with respect to many loans that come into the Farmer Mac I program. In addition, those personnel oversee the activities of several servicing centers to which Farmer Mac outsources a significant amount of its underwriting function in order to access the expertise and specialized knowledge of several industry-recognized third-party service providers throughout the country. The outsourcing agreements afford Farmer Mac the benefits of those servicing centers at fees based upon marginal costs, which allows Farmer Mac to avoid the fixed costs associated with such operations. Farmer Mac supervises and monitors the performance of the outsourced functions. Farmer Mac believes that the combined expertise of those third-party service providers and its own internal staff provides the Corporation with access to adequate resources for performing the necessary underwriting, appraisal and servicing functions.

      Sellers

     As of December 31, 2003, there were 142 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies, of which 81 were active participants in the program. As of December 31, 2002, there were 219 approved sellers in the Farmer Mac I program, of which 79 were active participants in the program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of December 31, 2003, more than 75 lenders were participating in those networks, bringing the total Farmer Mac I program participants to more than 200 as of December 31, 2003.

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

      Servicing

     Farmer Mac generally does not directly service loans held in its portfolio, although it does act as "master servicer" for pools of loans and loans underlying Farmer Mac Guaranteed Securities and may assume direct servicing for certain impaired loans. Farmer Mac's loans and the loans underlying its Farmer Mac Guaranteed Securities are serviced only by Farmer Mac-approved entities designated as "central servicers" that have entered into central servicing contracts with Farmer Mac. Sellers of eligible mortgage loans sold into the Farmer Mac I program have a right to retain certain "field servicing" functions (typically direct borrower contacts) and may enter into contracts with Farmer Mac's central servicers that specify such servicing functions.

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

     Farmer Mac I Guaranteed Securities are not assets of Farmer Mac, except when acquired for investment purposes, nor are Farmer Mac I Guaranteed Securities recorded as liabilities on Farmer Mac's consolidated financial statements. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans, regardless of whether the grantor trust has actually received such scheduled payments. Because it guarantees timely payments on Farmer Mac I Guaranteed Securities, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans, which are subject to Farmer Mac's Underwriting Standards described above in "--Underwriting and Appraisal Standards." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Credit Risk - Loans."

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

     For each of the years ended December 31, 2003 and 2002, Farmer Mac sold SEC-registered Farmer Mac Guaranteed Securities at no gain or loss in the amount of $78.3 million and $47.7 million, respectively, principally to a related party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume."

      Farmer Mac I Transactions

     During the year ended December 31, 2003, Farmer Mac purchased or placed under guarantee or LTSPC $1.0 billion of loans under the Farmer Mac I program. As of December 31, 2003, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs totaled $5.0 billion. The 1996 Act revised Farmer Mac's statutory charter to eliminate the requirement of a first-loss subordinated interest in Farmer Mac I Guaranteed Securities. As of December 31, 2003, $24.7 million of Farmer Mac I Guaranteed Securities issued prior to the 1996 Act remained outstanding.


     The following table summarizes loans purchased or newly placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2003, 2002 and 2001.



                                             For the Year Ended December 31,
                                      ----------------------------------------------
                                           2003           2002            2001
                                      --------------- -------------- ---------------
                                                      (in thousands)

   Loans and Guaranteed Securities         $ 192,577      $ 747,881       $ 272,127
   LTSPCs                                    763,342      1,155,479       1,032,967
                                      --------------- -------------- ---------------
    Total                                  $ 955,919     $1,903,360      $1,305,094
                                      --------------- -------------- ---------------

     The following table presents the outstanding balances of Farmer Mac I loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:

                                               Outstanding Balances
                                                as of December 31,
                                      ---------------------------------------
                                                2003                2002
                                      -------------------  ------------------
                                                  (in thousands)
Post-1996 Act:
  Loans and Guaranteed Securities         $ 2,696,530         $ 2,168,994
  LTSPCs                                    2,348,702           2,681,240
Pre-1996 Act                                   24,734              31,960
                                      -------------------  ------------------
  Total Farmer Mac I program              $ 5,069,966         $ 4,882,194
                                      -------------------  ------------------

      Funding of Guarantee and Purchase Commitment Obligations


     The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuance. Farmer Mac satisfies its guarantee and purchase commitment obligations by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale. Ultimate losses arising from Farmer Mac's guarantees and commitments are reflected in the Corporation's charge-offs against its allowance for losses and gains and losses on the sale of real estate owned. During 2003, Farmer Mac's net charge-offs were $5.2 million, compared to $4.1 million in net charge-offs during 2002. Gains on the sale of real estate owned were $0.2 million and $0.1 million for each of the years ended December 31, 2003 and 2002, respectively. The Act requires Farmer Mac to set aside, as an allowance for losses in a reserve account, a portion of the guarantee fees it receives from its guarantee activities. Among other things, that reserve account must be exhausted before Farmer Mac may issue obligations to the Secretary of the Treasury against the $1.5 billion Farmer Mac is statutorily authorized to borrow from the Secretary of the Treasury to fulfill its guarantee obligations. That borrowing authority is not intended to be a routine funding source and has never been used.

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

      Portfolio Diversification

     It is Farmer Mac's policy to diversify its portfolio of loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, both geographically and by commodity. Farmer Mac directs its marketing efforts toward agricultural lenders throughout the nation to achieve commodity and geographic diversification in its exposure to credit risk. Farmer Mac measures its credit exposure in particular geographic regions and commodities as a percentage of the total principal amount of all loans outstanding, adjusted for the credit quality of the loans in that particular geographic region or commodity group based on the loan-to-value, debt service coverage, equity-to-asset and working capital-to-current asset ratios of the loans.

     Farmer Mac is not obligated to buy every loan submitted to it by eligible sellers that meets its underwriting and appraisal standards. Farmer Mac considers other factors such as its overall portfolio diversification, commodity and farming forecasts and risk management objectives in deciding whether to accept the loans into the Farmer Mac I program. For example, if industry forecasts indicate possible weakness in a geographic area or commodity, Farmer Mac may decide not to purchase or commit to purchase an affected loan as part of managing its overall portfolio exposure to areas of possible heightened risk exposure. Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac's commodity and geographic diversification disclosures reflect all loans under LTSPCs and any loans that have been purchased out of LTSPC pools. For information regarding the diversification of Farmer Mac's existing portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Credit Risk - Loans" and Note 8 to the consolidated financial statements.

Farmer Mac II

      General

     The Farmer Mac II program was initiated in 1992 and is authorized under sections 8.0(3) and 8.0(9)(B) of Farmer Mac's statutory charter (12 U.S.C. ss.ss. 2279aa(3) and 2279aa(9)(B)), which provide that:

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

     If, in the opinion of the lender (with the concurrence of the USDA) or in the opinion of the USDA, repurchase of the USDA-guaranteed portion is necessary to service the related guaranteed loan adequately, the owner will sell the USDA-guaranteed portion to the lender or USDA for an amount equal to the unpaid principal balance and accrued interest (including any loan subsidy) on such USDA-guaranteed portion less the lender's servicing fee. Federal regulations prohibit the lender from repurchasing USDA-guaranteed portions for arbitrage purposes.

     Lenders. Any lender authorized by the USDA to obtain a USDA guarantee on a loan may sell loans to Farmer Mac through the Farmer Mac II program. As of December 31, 2003, there were 150 active lenders in the Farmer Mac II program, consisting mostly of community and regional banks, an increase of 7 active lenders from December 31, 2002.

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

     Farmer Mac II Transactions


     During the years ended December 31, 2003 and 2002, Farmer Mac issued $271.2 million and $173.0 million of Farmer Mac II Guaranteed Securities, respectively. As of December 31, 2003, $729.5 million Farmer Mac II Guaranteed Securities were outstanding. See Note 5 and Note 12 to the consolidated financial statements. The following table presents Farmer Mac II Guaranteed Securities issued for each of the years indicated:

                                         For the Year Ended December 31,
                                  ----------------------------------------------
                                       2003           2002            2001
                                  --------------- -------------- ---------------
                                                 (in thousands)

Purchased and retained              $ 270,727      $ 173,011       $ 186,679
Swaps (issued to third parties)           502              -          11,492
                                  --------------- -------------- ---------------
   Total                            $ 271,229      $ 173,011       $ 198,171
                                  --------------- -------------- ---------------

     The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:

                                    Outstanding Balance of
                              Farmer Mac II Guaranteed Securites
                                     as of December 31,
                           -----------------------------------------
                                  2003                   2002
                           ------------------    -------------------
                                       (in thousands)
   On-balance sheet            $ 678,229              $ 578,681
   Off-balance sheet              51,241                 67,109
                           ------------------    -------------------
   Total                       $ 729,470              $ 645,790
                           ------------------    -------------------

To date, Farmer Mac has experienced no credit losses on any of its Farmer Mac II transactions. As of December 31, 2003 and 2002, Farmer Mac had outstanding $1.2 million of principal and interest advances, respectively, on Farmer Mac II Guaranteed Securities.


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

     The Corporation's discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by a nationally recognized statistical rating organization and the interest and principal thereon are not guaranteed by and do not constitute debts or obligations of the Farm Credit Administration or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation.

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion outstanding of discount notes and medium-term notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with policies established by its board of directors. The current policies authorize non-program investments in:

     o    U.S. Treasury obligations;
     o    agency and instrumentality obligations;
     o    repurchase agreements;
     o    commercial paper;
     o    guaranteed investment contracts;
     o    certificates of deposit;
     o    federal funds and bankers acceptances;
     o    securities and debt obligations of corporate and municipal issuers;
     o    asset-backed securities;
     o    corporate money market funds; and
     o    preferred stock of government-sponsored enterprises.

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

     The Class C non-voting common stock and the preferred stock are freely transferable. Upon liquidation, dissolution or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of the Corporation, the holders of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of common stock received any payment. To date, Farmer Mac has not paid any dividends on its common stock, nor does it expect to pay such dividends in the foreseeable future. Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with its regulatory capital requirements. See Note 9 to the consolidated financial statements and "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels."

     As of December 31, 2003, 1,030,780 shares of Class A common stock, 500,301 shares of Class B common stock, 10,522,513 shares of Class C non-voting common stock and 700,000 shares of 6.40 percent non-voting Cumulative Preferred Stock, Series A were outstanding. Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock. Farmer Mac has no present intention to issue any additional shares of common stock, except pursuant to programs in which employees, members of management or the board of directors may be granted or may purchase Class C non-voting common stock, or exercise options to purchase Class C non-voting common stock granted as part of their compensation arrangements.


     The Cumulative Preferred Stock, Series A has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends. The preferred stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date. The costs of issuing the preferred stock were charged to additional paid-in capital. Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. The following table presents the dividends declared on the preferred stock during and subsequent to 2003:

         Date                 Per                For                     For
       Dividend              Share             Period                   Period                   Date
       Declared             Amount            Beginning                 Ending                   Paid
------------------------  ------------  ----------------------  -----------------------  ----------------------

February 6, 2003           $ 0.80         January 1, 2003         March 31, 2003           March 31, 2003
June 5, 2003                 0.80         April 1, 2003           June 30, 2003            June 30, 2003
August 7, 2003               0.80         July 1, 2003            September 30, 2003       September 30, 2003
December 4, 2003             0.80         October 1, 2003         December 31, 2003        December 31, 2003
February 5, 2004             0.80         January 1, 2004         March 31, 2004                     *

*  The dividend declared on February 5, 2004 is scheduled to be paid on March 31, 2004.


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

Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac, and would be required to be repurchased from the U.S. Treasury by Farmer Mac within a "reasonable time."

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

Regulation

     Office of Secondary Market Oversight

     As an institution of the Farm Credit System, Farmer Mac is subject to the regulatory authority of FCA. FCA, acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities. The Director of the Office of Secondary Market Oversight, who is selected by and reports to the FCA board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by the Act. The Act requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination. Farmer Mac is required to file quarterly reports of condition with FCA.

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

     Comptroller General/General Accounting Office


     The Act permits the Comptroller General of the United States, head of the General Accounting Office (GAO), to perform reviews of the actuarial soundness and reasonableness of the guarantee fees established by Farmer Mac. A review of Farmer Mac was performed by GAO at the request of the Senate Committee on Committee on Agriculture, Nutrition, and Forestry and GAO's findings were published in a report dated October 16, 2003 (the "Report"). The Report made recommendations to Farmer Mac for enhancement of its risk management and corporate governance practices, many of which were already being implemented, or have since been implemented, by Farmer Mac as part of its commitment to ensure that best practices are being applied in its risk management operations. The Report, No. GAO-04-116, may be obtained directly from GAO.


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


     As of December 31, 2003, Farmer Mac's minimum and critical capital requirements were $142.0 million and $71.0 million, respectively, and its actual core capital level was $215.5 million, $73.5 million above the minimum capital requirement and $144.5 million above the critical capital requirement. Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2003 was $38.8 million and Farmer Mac's regulatory capital of $237.6 million exceeded that amount by approximately $198.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.


     Enforcement levels. The Act directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards. At December 31, 2003, Farmer Mac was classified as within level I--the highest compliance level.


     Failure to comply with the applicable required capital level in the Act would result in Farmer Mac being classified as within level II (below the applicable risk-based capital level, but above the minimum capital level), level III (below the minimum, but above the critical capital level) or level IV (below the critical capital level). In the event that Farmer Mac were classified as within level II, III or IV, the Act requires the Director of the Office of Secondary Market Oversight to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified. The mandatory measures applicable to level II include:

     o requiring Farmer Mac to submit and comply with a capital restoration plan;
     o prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level III or IV, and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and
     o reclassifying Farmer Mac as within level III if it does not submit a capital restoration plan that is approved by the Director, or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director.

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

Item 2.     Properties


     Farmer Mac currently occupies its principal offices, which are located at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036, under the terms of a lease that expires on November 30, 2011 and covers approximately 13,500 square feet of office space. Farmer Mac's offices are suitable and adequate for its needs.


Item 3. Legal Proceedings

     Farmer Mac is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Farmer Mac has three classes of common stock outstanding. Ownership of Class A voting common stock is restricted to banks, insurance companies and other financial institutions or similar entities that are not institutions of the Farm Credit System. Ownership of Class B voting common stock is restricted to institutions of the Farm Credit System. There are no ownership restrictions on the Class C non-voting common stock. Under the terms of the original public offering of the Class A and Class B voting common stock, the Corporation reserved the right to redeem at book value any shares of either class held by an ineligible holder.

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

                                                               Sales Price
                                            ---------------------------------------------------
                                                  Class A Stock             Class C Stock
                                            ------------------------- -------------------------
                                                High          Low         High          Low
                                            ------------ ------------ ------------ ------------
                                                          (dollars per share)
2004
   First quarter (through March 1, 2004)      $ 22.85      $ 20.30      $ 31.19      $ 26.01

2003
   Fourth quarter                               22.90        20.01        32.00        26.68
   Third quarter                                22.00        16.75        30.49        23.11
   Second quarter                               17.92        16.70        25.14        21.86
   First quarter                                22.65        15.50        34.50        20.25

2002
   Fourth quarter                               26.00        19.90        33.37        25.06
   Third quarter                                24.30        20.30        30.47        20.80
   Second quarter                               35.00        22.00        47.20        25.60
   First quarter                                34.55        28.60        47.80        38.95


     As of March 1, 2004, it was estimated that there were 1,406 registered owners of the Class A voting common stock, 103 registered owners of the Class B voting common stock and 1,345 registered owners of the Class C non-voting common stock.

     Although the dividend rights of all three classes of its common stock are the same, to date, Farmer Mac has not paid any dividends on its common stock, nor does it expect to pay dividends in the foreseeable future. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements.


     Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's Proxy Statement to be filed on or about April 19, 2004. That portion of the Proxy Statement is incorporated by reference into this report.

Item 6. Selected Financial Data

                                                                       As of December 31,
                                              -----------------------------------------------------------------------
Summary of Financial Condition:                   2003            2002           2001          2000         1999
                                              --------------  --------------  ------------ ------------- ------------
                                                                   (dollars in thousands)
   Cash and cash equivalents                    $ 623,674       $ 723,800      $437,831      $537,871     $336,282
   Investment securities                        1,064,782         830,409     1,007,954       836,757      847,220
   Farmer Mac Guaranteed Securities             1,508,134       1,608,507     1,690,376     1,679,993    1,306,223
   Loans, net                                     983,624         963,461       198,003        30,279       38,509
   Total assets                                 4,299,650       4,222,915     3,415,856     3,160,899    2,590,410

   Notes payable
    Due within one year                         2,799,384       2,895,746     2,233,267     2,141,548    1,722,061
    Due after one year                          1,136,110         985,318       968,463       827,635      750,337

   Total liabilities                            4,086,396       4,039,344     3,281,419     3,028,238    2,503,267
   Stockholders' equity                           213,254         183,571       134,437       132,661       87,143

Selected Financial Ratios:
   Return on average assets                         0.59%           0.56%         0.50%         0.36%        0.31%
   Return on average common equity                 15.32%          15.00%        12.19%         9.50%        8.24%
   Average equity to assets                         4.66%           4.16%         4.06%         3.82%        3.71%

                                                                For the Year Ended December 31,
                                              -----------------------------------------------------------------------
Summary of Operations:                            2003            2002           2001          2000         1999
                                              --------------  --------------  ------------ ------------- ------------
                                                       (dollars in thousands, except per share amounts)
   Net interest income after provision
    for loan losses                              $ 30,728        $ 37,759      $ 28,666      $ 17,398     $ 14,838
   Guarantee and commitment fees                   20,685          19,277        15,807        11,677        7,396
   Gains/(Losses) on financial derivatives
    and trading assets                              2,357          (8,433)       (3,053)            -            -
   Gains on the repurchase of debt                      -           1,368             -             -            -
   Gains on the sale of real estate owned             178              24            61             -            -
   Miscellaneous                                      812           1,332           560           399          220
                                              --------------  --------------  ------------ ------------- ------------
    Total revenues                                 54,760          51,327        42,041        29,474       22,454
   Total operating expenses                        15,182          18,767        16,616        13,288       11,863
                                              --------------  --------------  ------------ ------------- ------------
    Income before income taxes and
    cumulative effect of change in
    accounting principles                          39,578          32,560        25,425        16,186       10,591
   Income tax expense                              12,308           9,809         8,419         5,749        3,670
   Cumulative effect of change in
    accounting principles, net of taxes                 -               -          (726)            -            -
                                              --------------  --------------  ------------ ------------- ------------
    Net income                                     27,270          22,751        16,280        10,437        6,921
      Preferred stock dividends                    (2,240)         (1,456)            -             -            -
                                              --------------  --------------  ------------ ------------- ------------
    Net income available to common
      stockholders                               $ 25,030        $ 21,295      $ 16,280      $ 10,437      $ 6,921
                                              --------------  --------------  ------------ ------------- ------------

Earnings Per Share:

   Basic earnings per share                        $ 2.13          $ 1.83        $ 1.44        $ 0.94       $ 0.64
   Diluted earnings per share                      $ 2.08          $ 1.77        $ 1.38        $ 0.92       $ 0.62

Earnings per share before cumulative
effect of change in accounting principles
   Basic earnings per share                        $ 2.13          $ 1.83        $ 1.50        $ 0.94       $ 0.64
   Diluted earnings per share                      $ 2.08          $ 1.77        $ 1.45        $ 0.92       $ 0.62

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial information as of and for each of the years ended December 31, 2003, 2002 and 2001 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation. The following discussion should be read together with Farmer Mac's consolidated financial statements and is not necessarily indicative of future results.

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:

     o the rate and direction of development of the secondary market for agricultural mortgage loans;
     o the possible establishment of additional statutory or regulatory restrictions or constraints on Farmer Mac that could hamper its growth or diminish its profitability;
     o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities;
     o possible reaction in the financial markets to events involving government-sponsored enterprises other than Farmer Mac;
     o    Farmer Mac's access to the debt markets at favorable rates and terms;
     o the possible effect of the risk-based capital requirement, which could, under certain circumstances, be in excess of the statutory minimum capital requirement;
     o    the rate of growth in agricultural mortgage indebtedness;
     o lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
     o    borrower    preferences   for   fixed-rate    agricultural    mortgage
          indebtedness;
     o competitive pressures in the purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities;
     o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy;
     o protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs;
     o the willingness of investors to invest in agricultural mortgage-backed securities; or
     o the effects on the agricultural economy or the value of agricultural real estate of any changes in federal assistance for agriculture.

The foregoing factors are not exhaustive. Other sections of this report may include additional factors that could adversely impact Farmer Mac's business and its financial performance. Furthermore, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor assess the effects of such factors on Farmer Mac's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements. In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect any future events or circumstances, except as otherwise mandated by the Securities and Exchange Commission.

Critical Accounting Policy and Estimates

     The preparation of the consolidated financial statements in conformity with accounting principals generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. Farmer Mac's allowance for losses is presented in four components on its consolidated balance sheet:

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


     The purpose of the allowance for losses is to provide for estimated losses that are probable to have occurred as of the balance sheet date, and not to predict or account for future potential losses. The determination of the allowance for losses requires management to make significant estimates based on information available as of the balance sheet date, including the amounts and timing of losses and current market and economic conditions. These estimates are subject to change in future reporting periods if such conditions and information change. For example, a continued decline in the national or agricultural economy could result in an increase in delinquencies or foreclosures, which may require additional allowances for losses in future periods.


      Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Farmer Mac estimates probable losses using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"). The Model draws upon historical information from a data set of agricultural mortgage loans recorded over a longer period of time than Farmer Mac's own experience to date, screened to include only those loans with credit characteristics similar to those on which Farmer Mac has assumed credit risk. The results generated by the Model are modified by the application of management's judgment as required to take key factors into account, including:

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

     The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to operating expense and reduced by charge-offs for actual losses, net of recoveries. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation. The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to operating expense. Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds.

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

Results of Operations


     Overview. Net income available to common stockholders for 2003 rose to $25.0 million or $2.08 per diluted common share, compared to $21.3 million or $1.77 per diluted common share in 2002 and $16.3 million or $1.38 per diluted common share in 2001.

      Farmer Mac's growth continued in 2003, with outstanding guarantee and LTSPC volume as of December 31, 2003 that was $271.5 million higher than at December 31, 2002. During 2003, Farmer Mac:

     o    added $763.3 million of Farmer Mac I eligible loans under LTSPCs;
     o purchased $192.6 million of newly originated Farmer Mac I eligible loans; and
     o purchased $271.2 million of Farmer Mac II USDA-guaranteed portions of loans.

     As of December 31, 2003, the percentage of Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after changes to Farmer Mac's statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy or classified as real estate owned, decreased to 1.39 percent, compared to 1.56 percent at the end of 2002.

     As Farmer Mac's portfolio of loans held and loans underlying LTSPCs and post-1996 Act Farmer Mac I Guaranteed Securities has had certain cohort years of loan originations enter, and now start exiting, their peak default years, segments of the portfolio are beginning to exhibit characteristics of a mature portfolio, which includes loans cycling through foreclosure and into the asset category real estate owned, which completes the involuntary loan liquidation process. As of December 31, 2003, Farmer Mac had $15.5 million of real estate owned, net of valuation allowance, compared to $5.0 million as of December 31, 2002 and $2.5 million as of December 31, 2001. During the foreclosure process Farmer Mac devises a liquidation strategy, based upon economics and local law, that results in either an immediate sale of the property or retention pending later sale. The increase in real estate owned is the result of historical delinquencies in Farmer Mac's portfolio. With the recent downward trend in delinquencies, management expects real estate owned to trend downward as well in future years. Farmer Mac's portfolio also has developed a core of loans that, though the borrowers on those loans have filed for bankruptcy protection, are current under the original terms of the loans or as modified under a court-approved bankruptcy plan.

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


                                                 As of December 31,
                                             ---------------------------
                                                  2003          2002
                                             -------------  ------------
                                                   (in thousands)
90-day delinquencies (including loans in        $30,056      $ 58,214
     foreclosure and loans restructured
     after delinquency)
Loans performing in bankruptcy                   24,192        11,471
Real estate owned                                15,716         5,623
                                             -------------  ------------
     Non-performing assets                      $69,964      $ 75,308
                                             -------------  ------------

     The table below presents non-performing assets and 90-day delinquency data as of the dates indicated:

                        Outstanding
                       Post-1996 Act                                           Less:
                           Loans,               Non-                           REO and
                       Guarantees and        Performing                      Performing          90-day
                           LTSPCs              Assets        Percentage     Bankruptcies     Delinquencies      Percentage
                     ------------------  ----------------- -------------- ---------------- ----------------- ----------------
                                                            (dollars in thousands)
December 31, 2003     $ 5,020,032           $ 69,964          1.39%          $ 39,908         $ 30,056           0.60%
September 30, 2003      4,871,756             84,583          1.74%            37,442           47,141           0.98%
June 30, 2003           4,875,059             80,169          1.64%            28,883           51,286           1.06%
March 31, 2003          4,820,887             94,822          1.97%            18,662           76,160           1.58%
December 31, 2002       4,821,634             75,308          1.56%            17,094           58,214           1.21%
September 30, 2002      4,506,330             91,286          2.03%            11,460           79,826           1.77%
June 30, 2002           4,489,735             65,196          1.45%            14,931           50,265           1.12%
March 31, 2002          3,754,171             87,097          2.32%             7,903           79,194           2.11%
December 31, 2001       3,428,176             58,279          1.70%             3,743           54,536           1.59%
September 30, 2001      3,318,796             71,686          2.16%             5,183           66,503           2.00%
June 30, 2001           3,089,460             53,139          1.72%             4,274           48,865           1.58%
March 31, 2001          2,562,374             67,134          2.62%             2,154           64,980           2.54%

     Farmer Mac experienced $5.2 million in net losses charged against the allowance for losses in 2003, compared with $4.1 million in net losses for 2002 and $2.2 million in 2001. Through direct charges to earnings, Farmer Mac provided for $7.3 million in total losses during 2003, compared to $8.2 million during 2002 and $6.8 million in 2001. Farmer Mac recorded gains on the sale of real estate owned of $0.2 million, $0.1 million and $0.1 million in 2003, 2002 and 2001, respectively. Farmer Mac's total allowance for losses as of December 31, 2003 was $22.1 million, compared to $20.0 million as of December 31, 2002 and $15.9 million as of December 31, 2001. For further discussion of the increase in the allowance for losses and provision for losses, see "--Risk Management--Credit Risk - Loans."


     As of December 31, 2003, a significant portion of Farmer Mac's portfolio of post-1996 Act Farmer Mac I loans and loans underlying LTSPCs and Farmer Mac Guaranteed Securities were in their peak default years. Accordingly, during 2004 the dollar level of 90-day delinquencies could increase slightly and higher charge-offs could follow, notwithstanding positive trends in the agricultural economy.


      Outlook for 2004.  USDA is currently forecasting:
      ----------------

     o 2004 net cash farm income to be $55.9 billion, $7.1 billion lower than 2003, but only slightly below the 1994-2003 average of $57.0 billion;
     o Total direct government payments to be $10.3 billion in 2004, a decrease from the 2003 estimate of $17.4 billion. Market prices for crops affect direct government payment rates for government programs, and USDA anticipates program crop prices to be higher in 2004, with prices for some crops at levels not seen in years;
     o Demand for crop exports to be high, due to tight global supplies and the decline in the value of the dollar, which lowers the effective price of U.S. commodities;
     o The value of U.S. farm real estate to increase 3.5 percent in 2004 to $1.13 trillion, up from the 2003 forecast of $1.09 trillion. USDA is anticipating improvement in the general economy to support further growth in farmland values, though at a rate slower than the annual average gain since 1999, which exceeded 4 percent; and
     o The value of farm real estate debt to increase by 4.7 percent in 2004 to $116.5 billion, up from $111.3 billion in 2003.


     The USDA forecast components referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac's business plans, as they indicate strong borrower cash flows, greater global demand for U.S. commodities, and generally increased value of U.S. farm real estate. The last item in particular increases the mortgageable farm real estate base, the ability of borrowers to repay real estate debt and Farmer Mac's ability to recover in foreclosures.

     As management evaluates Farmer Mac's business prospects for 2004 and beyond, certain factors and conditions remain that are likely to constrain Farmer Mac's progress. As a matter of historical practice, and particularly in the current low interest rate and steep yield curve environment, many institutions still prefer to retain agricultural mortgage loans in portfolio rather than sell them into the secondary market, notwithstanding the corporate finance and capital planning benefits they might realize through participation in Farmer Mac's programs, such as greater liquidity, greater lending capacity, increased return on equity and decreased capital requirements. Some lending institutions subsidize their agricultural mortgage loan rates out of higher rates on non-mortgage loans, or by low-return use of equity, both of which generate uneconomic competition with Farmer Mac's programs. The rate of growth of Farmer Mac's business with many traditional portfolio lenders has been slowed by reduced growth rates in the agricultural mortgage market. (See "--Business Volume" for a description of factors affecting growth rates in the agricultural mortgage market.) With particular regard to Farm Credit System institutions, some business prospects have been constrained by increased insurance premiums assessed on loans held by those institutions, including loans under LTSPCs, by the Farm Credit System Insurance Corporation ("FCSIC"), an independent U.S. Government controlled corporation managed by a three-member board of directors composed of the members of the Farm Credit Administration (FCA) Board with a different member serving as chairman. In addition, FCSIC has recently indicated to those institutions that they should be cautious about the risk of doing business with government-sponsored enterprises, including Farmer Mac, as counterparties. Moreover, FCSIC has raised objections to Farm Credit institutions' use of Farmer Mac swaps, which generate Farmer Mac I Guaranteed Securities that are not subject to the previously mentioned insurance premiums.

     Notwithstanding slower growth in 2003 than in 2002, Farmer Mac launched marketing initiatives in the fourth quarter of 2003 that are generating promising business opportunities for 2004 and beyond. New and expanded business relationships (including a strategic alliance with a related party Farm Credit System institution that will serve community banks), product enhancements, such as new open prepayment loan structures, and new loan securitization structures, are all underway. While the continued growth in Farmer Mac's guarantees and LTSPCs evidences significant progress in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a new market where none previously existed. Acceptance of Farmer Mac's programs among lenders is based upon the competitive rates, terms and products offered, and the advantages Farmer Mac believes its programs provide. As of December 31, 2003, Farmer Mac's outstanding program volume was $5.8 billion, which represented 13 percent of management's estimate of a $44.5 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability goals over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand. Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in prior years continue to exist, but no assurance can be given at this time as to the certainty or timing of such transactions.


     During 2003 and continuing in 2004, Farmer Mac began several initiatives to validate and enhance its risk management practices, internal controls, and accounting and financial reporting. These initiatives are the result of ongoing corporate diligence and a number of regulatory considerations, including the Sarbanes-Oxley Act of 2002 and FCA requirements, as well as the general regulatory environment for government-sponsored enterprises.


     A detailed presentation of Farmer Mac's financial results for the years ended December 31, 2003, 2002 and 2001 follows.


     Net Interest Income. Net interest income was $37.3 million for 2003, $39.1 million for 2002 and $29.3 million for 2001. The net interest yield, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was 93 basis points for the year ended December 31, 2003, compared to 104 basis points for the year ended December 31, 2002 and 91 basis points for the year ended December 31, 2001. The effect of the adoption of SFAS 140 was a reclassification of approximately $4.4 million (11 basis points) of guarantee fee income as interest income for the year ended December 31, 2003, compared to $2.7 million (7 basis points) for the year ended December 31, 2002 and $0.4 million (one basis point) for the year ended December 31, 2001.

     During third quarter 2003, the Chief Accountant at the U.S. Securities and Exchange Commission provided additional guidance to all registrants regarding the classification on the statement of operations of realized gains and losses resulting from financial derivatives that are not in fair value or cash flow hedge relationships. All registrants were requested to comply with this guidance in future filings and to reclassify this activity for all prior periods presented. As a result of the application of this additional guidance, the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships have been reclassified from net interest income into gains and losses on financial derivatives and trading assets. For the years ended December 31, 2003 and 2002, this reclassification resulted in a decrease of the net interest yield of one basis point and a decrease of 11 basis points, respectively.

     The net interest yields for the years ended December 31, 2003, 2002 and 2001 included the benefits of yield maintenance payments received of 12 basis points, 8 basis points and 3 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. For the years ended December 31, 2003, 2002 and 2001, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $3.0 million or $0.25 per diluted share, $2.1 million or $0.17 per diluted share and $0.7 million or $0.06 per diluted share, respectively.

     The $1.8 million  decrease in net interest income from 2002 to 2003 was due
principally  to  lower  average  spreads  on  cash  and  cash   equivalents  and
investments.


     The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2003, 2002 and 2001. The balance of non-accruing loans is included in the average balance of interest earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will increase or decrease, accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.

                                          2003                               2002                                   2001
                          ----------------------------------   ----------------------------------  --------------------------------
                             Average     Income/    Average      Average     Income/     Average     Average     Income/   Average
                             Balance     Expense     Rate        Balance     Expense      Rate       Balance     Expense     Rate
                          ------------- ---------- ---------   ----------- ----------- ----------  ------------ ---------- --------
                                                                     (dollars in thousands)
Interest-earning assets:
  Cash and cash
   equivalents             $ 677,075    $ 8,171      1.21%       $ 564,614   $ 10,237    1.81%        $ 522,227   $21,464     4.11%
  Investments                932,738     27,115      2.91%         902,740     32,392    3.59%          922,856    45,070     4.88%
  Loans and Farmer Mac
   Guaranteed Securities   2,415,466    126,273      5.24%       2,291,887    129,241    5.64%        1,778,601   115,879     6.52%
                          ------------- ---------- ---------   ----------- ---------- ----------   ------------ ----------- -------
   Total interest-earning
    assets               $ 4,025,279    161,559      4.02%     $ 3,759,241    171,870    4.57%      $ 3,223,684   182,413     5.66%
                          -------------                        -------------                        -------------

Funding:
  Notes payable due
    within one year      $ 2,702,188     60,756      2.26%     $ 2,533,762     67,896    2.68%      $ 2,175,087    94,274     4.33%
  Notes payable due
    after one year         1,200,219     63,551      5.29%       1,102,485     64,875    5.88%          926,878    58,873     6.35%
                          ------------- ---------- ---------   ------------  ---------- ----------  ------------ ----------- ------
   Total interest-bearing
    liabilities            3,902,407    124,307      3.19%       3,636,247    132,771    3.65%        3,101,965   153,147     4.94%
  Net non-interest-bearing
   funding                   122,872          -      0.00%         122,994          -    0.00%          121,719         -     0.00%
                         ------------- ---------- ---------   ------------- ---------- ----------  ------------ ----------- -------
   Total funding         $ 4,025,279    124,307      3.10%     $ 3,759,241    132,771    3.53%      $ 3,223,684   153,147     4.94%
                         ------------- ---------- ---------   ------------- ---------- ----------  ------------ ----------- -------
Net interest income/
  yield                                $ 37,252      0.93%                   $ 39,099    1.04%                   $29,266     0.91%
                                      ----------- ----------                ---------- -----------              ------------ ------

     For 2003, the decreases in all of the rates presented above tracked the general decline in interest rates relative to the prior year. The average rates for cash and cash equivalents and discount notes reflect that decline in short-term interest rates during 2003, while the average rates for investments and loans and Farmer Mac Guaranteed Securities reflect the decline in interest rates for investments of similar term to the rate reset or maturity date.

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

                                                        2003 vs. 2002                        2002 vs. 2001
                                            ------------------------------------- ------------------------------------
                                                 Increase (Decrease) Due to           Increase (Decrease) Due to
                                            ------------------------------------- ------------------------------------
                                               Rate        Volume       Total        Rate       Volume       Total
                                            ------------ ----------- ------------ ------------ ----------  -----------
                                                                        (in thousands)
Income from interest-earning assets:
   Cash and cash equivalents                 $ (2,572)      $ 506     $ (2,066)   $ (13,134)   $ 1,907    $ (11,227)
   Investments                                 (6,323)      1,046       (5,277)     (11,716)      (962)     (12,678)
   Loans and Farmer Mac Guaranteed Securities  (9,719)      6,751       (2,968)     (11,659)    25,021       13,362
                                            ------------ ----------- ------------ ------------ ----------  -----------
    Total                                     (18,614)      8,303      (10,311)     (36,509)    25,966      (10,543)

Expense from interest-bearing liabilities     (17,593)      9,129       (8,464)     (50,247)    29,871      (20,376)
                                            ------------ ----------- ------------ ------------ ----------  -----------
Change in net interest income                $ (1,021)     $ (826)    $ (1,847)     $13,738   $ (3,905)     $ 9,833
                                            ------------ ----------- ------------ ------------ ----------  -----------


     Guarantee and Commitment Fees. Guarantee and commitment fee income, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, was $20.7 million for 2003, compared to $19.3 million for 2002 and $15.8 million for 2001. The increase in guarantee and commitment fee income reflects an increase in the average balance of outstanding guarantees and LTSPCs. For 2003, the effect of SFAS 140 reclassified $4.4 million of guarantee fee income as interest income, although management considers that amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit and interest rate risk. If a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac, except to the extent attributable to any retained interest-only strip, if the asset were sold.

     Gains and Losses on Financial Derivatives and Trading Assets. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires the change in the fair values of financial derivatives to be reflected in a company's net income or accumulated other comprehensive income. SFAS 133 became effective as of January 1, 2001. The cumulative effect of the change in accounting principles recognized during 2001 was a charge of $0.7 million, net of taxes. The net effect of financial derivatives that do not qualify for hedge accounting under SFAS 133 and trading assets recorded in Farmer Mac's consolidated statements of operations was a net gain of $2.4 million for 2003, a net loss of $8.4 million for 2002 and a net loss of $3.1 million for 2001. On a net after-tax basis, those gains and losses, combined with the cumulative effect of the change in accounting principles and benefits received from the elimination of the amortization of certain premium payments that resulted from SFAS 133, increased net income available to common stockholders by $2.0 million for 2003 and reduced net income available to common stockholders by $1.6 million for 2002.

     Gains on the Sale of Real Estate Owned. Farmer Mac has reclassified items on its consolidated statements of operations to present more clearly the costs related to carrying its real estate owned and the gains or losses incurred upon it's the ultimate disposition of real estate owned. Previously, gains and losses on the sale of real estate owned were reflected as adjustments to the allowance for losses as either a charge-off or recovery. Those amounts have been reclassified and are reported separately as gains or losses on the sale of real estate owned. Prior period amounts have been reclassified to conform to the current period classification. Gains on the sale of real estate owned were $0.2 million, $0.1 million and $0.1 million for each of the years ended December 2003, 2002 and 2001, respectively.

     Miscellaneous Income. Miscellaneous income was $0.8 million for 2003, compared to $1.3 million for 2002 and $0.6 million for 2001. Both the decrease in miscellaneous income from 2002 to 2003 and the increase from 2001 to 2002 were primarily a result of the receipt of the high level of late fee income and processing fees on Farmer Mac II refinance transactions received during 2002.

     Expenses. During 2003 and into 2004, Farmer Mac began several initiatives to validate and enhance its risk management practices, internal controls, and accounting and financial reporting. These initiatives are the result of ongoing corporate diligence and a number of regulatory considerations, including compliance with the Sarbanes-Oxley Act of 2002 and FCA requirements, as well as the general regulatory environment for government-sponsored enterprises. The general increases in both compensation and employee benefits and general and administrative expenses from 2001 to 2003 reflect the costs of those initiatives. Compensation and employee benefits were $6.1 million, $5.1 million and $5.6 million for 2003, 2002 and 2001, respectively. General and administrative expenses were $6.0 million, $5.5 million and $4.1 million for 2003, 2002 and 2001, respectively. For 2002, increased general and administrative expenses reflected higher legal and consulting fees associated with external events and publicity; these expenses dissipated somewhat in 2003. During 2003, the reduction in legal and consulting fees was more than offset by higher costs of regulatory compliance and the costs of servicing loans nearing or in foreclosure or bankruptcy. Prospectively, the loan servicing costs are expected to fluctuate with the level of these categories of non-performing assets, while the regulatory costs are expected to be ongoing.

     Regulatory fees were $2.0 million, $1.2 million and $0.7 million for 2003, 2002 and 2001, respectively. FCA has advised Farmer Mac that its estimated assessment for 2004 is $1.7 million. The regulatory assessments from the FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2003, 2002 and 2001 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred. These revisions have resulted in both additional assessments and refunds in the past.

     Real estate owned operating expenses were $0.7 million and operating revenues were $0.4 million for 2003. Net real estate owned operating costs were $0.3 million for 2003. These net costs increased from prior years' nominal amounts as the number of properties owned increased.

     Farmer Mac's provision for losses on loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, which is classified as a component of operating expenses, was $0.8 million for 2003, $6.9 million for 2002 and $6.2 million in 2001. Farmer Mac also provides for losses on the loans on its balance sheet through provisions that are charged against net interest income on the statement of operations and presented as a reduction to the reported loan balances on Farmer Mac's balance sheet. The total amount provided for Farmer Mac's allowance for losses for 2003, 2002 and 2001 were $7.3 million, $8.2 million and $6.8 million, respectively. The amount provided for the allowance for losses in 2003 decreased $0.9 million from the amount provided in 2002 as a result of lower estimated probable losses during 2003. As of December 31, 2003, Farmer Mac's allowance for losses for loans underlying Farmer Mac I Guaranteed Securities and LTSPCs was $15.9 million, compared to $16.8 million as of December 31, 2002. For further discussion and presentation regarding Farmer Mac's provisions for losses and allowances for losses in the aggregate, see "--Risk Management--Credit Risk - Loans"

     Income Tax Expense. Income tax expense totaled $12.3 million in 2003, compared to $9.8 million in 2002 and $8.4 million in 2001. Farmer Mac's effective tax rates for 2003 and 2002 were approximately 31.1 percent and 30.1 percent, respectively, reflecting the effects of certain tax-advantaged investments, compared to 33.1 percent for 2001. Farmer Mac expects its effective tax rate in 2004 to approximate 30 percent. For more information about income taxes, see Note 10 to the consolidated financial statements.

     Gains and Losses on the Repurchase of Debt. During 2003, Farmer Mac did not repurchase any of its outstanding debt. During 2002, Farmer Mac recognized $1.4 million of net gains on the repurchase of $103.7 million of its outstanding debt. All of the repurchases were from outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an interest rate of 5.4 percent. Those debt securities were replaced with new fixed-rate funding to the same maturity dates at more attractive interest rates, which preserves Farmer Mac's asset-liability match and reduced future interest expense.


     Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with GAAP. In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. Farmer Mac uses these non-GAAP performance measures to develop financial plans, to gauge corporate performance and to set incentive compensation. As described below, because the Financial Accounting
Standards Board ("FASB") has adopted a mixed attribute accounting model that does not reflect the economics for transactions involving Farmer Mac's callable swaps, in management's view the non-GAAP measures provide a more accurate representation of Farmer Mac's economic performance, transaction economics and business trends. Investors and the investment analyst community have previously relied upon similar measures to evaluate performance and issue projections. These non-GAAP disclosures are not intended to replace GAAP information but, rather, to supplement it.


     One such non-GAAP measure is core earnings, which Farmer Mac developed to present net income less the after-tax effects of SFAS 133 and less the after-tax net gains and losses on the repurchase of debt that, prior to January 1, 2003, were reported as extraordinary items. Core earnings for the years ended December 31, 2003, 2002 and 2001 were $23.0 million, $22.9 million and $17.1 million, respectively. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:


                       Reconciliation of GAAP Net Income Available
                         to Common Stockholders to Core Earnings
---------------------------------------------------------------------------------------------

                                                            Year Ended
                                        -----------------------------------------------------
                                          December 31,      December 31,       December 31,
                                             2003              2002               2001
                                        ---------------- ------------------ -----------------
                                                          (in thousands)

GAAP net income available
    to common stockholders                 $ 25,030           $ 21,295        $ 16,280

Less the effects of SFAS 133:
    Unrealized gains/(losses)
      on financial derivatives and
      trading assets, net of tax              1,720             (2,834)           (469)
    Benefit from non-amortization
      of premium payments
      on financial derivatives,
      net of tax                                317                382             404
    Cumulative effect of the adoption
      of SFAS 133                                 -                  -            (726)

Less gains on the repurchase of
    debt previously reported as
    extraordinary items                           -                889               -

                                        ---------------- ------------------ -----------------
Core earnings                              $ 22,993           $ 22,858        $ 17,071
                                        ---------------- ------------------ -----------------

     Effects of SFAS 133 on Accounting for Callable Interest Rate Swaps. Farmer Mac enters into financial derivative transactions to protect against risk from the effects of market price or interest rate movements on the value of assets, future cash flows and debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective fixed-rate cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. Specifically, interest rate swaps convert economically the variable cash flows related to the forecasted issuance of short-term debt to effectively fixed-rate medium-term and long-term notes that match the anticipated duration, repricing and interest rate characteristics of the corresponding assets. Since this strategy provides Farmer Mac with the same cash flows as those that are inherent in the issuance of medium-term notes, Farmer Mac uses either the bond market or the swap market based upon their relative pricing efficiencies.

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

     During 2003, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities and LTSPCs totaled $1.2 billion, a decrease from 2002 volume of $2.1 billion. That decrease was largely attributable to the purchase of a $489.5 million loan portfolio in second quarter 2002 and a decrease in LTSPC volume of $392.1 million in 2003, partially offset by an increase in Farmer Mac II volume of $98.2 million in 2003. See "Business--Farmer Mac Programs--Farmer Mac I--Off-Balance Sheet Guarantees and Commitments" and Note 12 to the consolidated financial statements for a description of LTSPCs. The following table sets forth information regarding the volume of loans purchased or placed under Farmer Mac Guaranteed Securities or LTSPCs for the periods indicated:


           Farmer Mac Loan Purchases, Guarantees and LTSPCs
----------------------------------------------------------------------------------
                                           For the Year Ended December 31,
                                    ----------------------------------------------
                                          2003           2002            2001
                                    --------------- --------------  --------------
                                                    (in thousands)
Farmer Mac I:
   Loans and Guaranteed Securities      $ 192,577      $ 747,881       $ 272,127
   LTSPCs                                 763,342      1,155,479       1,032,967
Farmer Mac II                             271,229        173,011         198,171
                                    --------------- --------------  --------------
   Total                              $ 1,227,148    $ 2,076,371     $ 1,503,265
                                    --------------- --------------  --------------

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

                                                      For the Year Ended
                                                         December 31,
                                                ------------------------------
                                                    2003            2002
                                                --------------  --------------
                                                        (in thousands)
Farmer Mac I newly originated
    and current seasoned loan purchases           $ 192,577       $ 747,881

Defaulted loans purchased underlying
    off-balance sheet Farmer Mac I
    Guaranteed Securities                            16,276          17,386
Defaulted loans purchased
    underlying LTSPCs                                 4,266           3,386
Defaulted loans underlying
    on-balance sheet Farmer Mac I
    Guaranteed Securities transferred
    to loans                                         35,100          25,675

     The decrease in newly originated and current seasoned loan purchases was attributable to a decrease in program volume that resulted primarily from the purchase of a $489.5 million loan portfolio in second quarter 2002, that was not replicated in 2003. The purchases of defaulted loans from Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac's obligations as guarantor and under its contractual commitments, respectively. With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as "removal-of-account" provisions). Farmer Mac records these loans in the consolidated financial statements during the period in which Farmer Mac becomes entitled to repurchase the loans and therefore regains effective control over the transferred loans.

     The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during 2003 and 2002 was less than one year and 3 years, respectively. Of the combined total of Farmer Mac I newly originated and seasoned loans that were purchased (excluding purchases of defaulted loans) during 2003 and 2002, 74 percent and 76 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.2 years and 11.1 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2003 and 2002 was 4.7 years and 4.3 years, respectively.

     The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities increased five percent to $5.8 billion as of December 31, 2003 from $5.5 billion as of December 31, 2002. The following table sets forth information regarding those outstanding balances as of the dates indicated:


         Outstanding Balance of Farmer Mac Loans and Loans Underlying
              Farmer Mac Guaranteed Securities and LTSPCs
-------------------------------------------------------------------------------------------

                                                          As of December 31,
                                         --------------------------------------------------
                                              2003              2002             2001
                                         ---------------   ---------------  ---------------
                                                            (in thousands)
Farmer Mac I:
     Post-1996 Act:
        Loans and Guaranteed Securities    $2,696,530        $2,168,994       $1,658,716
        LTSPCs                              2,348,702         2,681,240        1,884,260
     Pre-1996 Act                              24,734            31,960           48,979
Farmer Mac II                                 729,470           645,790          595,156
                                         ---------------   ---------------  ---------------
Total                                      $5,799,436        $5,527,984       $4,187,111
                                         ---------------   ---------------  ---------------

     The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:


                    Farmer Mac I Guaranteed Securities Issuances
--------------------------------------------------------------------------------------------------------
                                                                 For the Year Ended December 31,
                                                          ----------------------------------------------
                                                               2003            2002            2001
                                                          --------------- --------------  --------------
                                                                          (in thousands)

Retained                                                           $ -            $ -        $ 33,932
Sold                                                            78,254         47,682          77,422
Swap transactions                                              722,315              -           5,574
                                                          --------------- --------------  --------------
   Total Farmer Mac Guaranteed Securities Issuances          $ 800,569       $ 47,682       $ 116,928
                                                          --------------- --------------  --------------


     Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and issues Farmer Mac I Guaranteed Securities backed by those loans. During 2003 and 2002, Farmer Mac securitized and sold $78.3 million and $47.7 million, respectively ($75.9 million and $47.7 million, respectively, of such securities were sold to a related party, Zions First National Bank) of the loans purchased, and issued $722.3 million in the form of a swap transaction with a related party participant, Farm Credit West, ACA. This transaction resulted from the participant's exercise of a conversion feature incorporated in all existing LTSPCs. Farmer Mac's decision to retain the remainder of the loans it purchased was based on favorable underlying funding costs that resulted in attractive net interest income over the lives of the loans and Farmer Mac Guaranteed Securities it holds.

     LTSPCs typically involve seasoned loans, while cash purchase transactions usually represent acquisitions of newly originated loans. The decreased LTSPC activity in 2003 was a result of reduced growth rates in the agricultural mortgage market, which have tended to be a function of the interest rate environment and other factors described two paragraphs below. With particular regard to Farm Credit System institutions, some business prospects have been constrained by increased FCSIC insurance premiums assessed on loans held by those institutions, including loans under LTSPCs. In addition, FCSIC has recently indicated to those institutions that they should be cautious about the risk of doing business with government-sponsored enterprises, including Farmer Mac, as counterparties. Moreover, FCSIC has raised objections to Farm Credit institutions' use of Farmer Mac swaps, which generate Farmer Mac I Guaranteed Securities that are not subject to the previously mentioned insurance premiums.

     Notwithstanding this, management expects that LTSPCs will continue to constitute a significant portion of new Farmer Mac I program activity during 2004.


     Indicators of future loan purchase and guarantee volume through the cash window (but not future LTSPC, swap or portfolio purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans (other than under LTSPCs) and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans required, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of December 31, 2003, outstanding commitments to purchase Farmer Mac I and Farmer Mac II loans totaled $11.2 million, compared to $26.2 million as of December 31, 2002. Of the total Farmer Mac I and II commitments outstanding as of December 31, 2003 and 2002, $11.2 million and $21.7 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $26.6 million as of December 31, 2003, compared to $53.4 million as of December 31, 2002. Not all of such loans are purchased, as some are denied for credit reasons or withdrawn by the seller.


     New business volume was down during 2003 compared to 2002. Farmer Mac believes this trend is traceable to:

     o general conditions in the agricultural mortgage market affecting agricultural mortgage lenders, including payments received by farmers under the 2002 Farm Bill and lower short-term interest rates, that have resulted in reduced borrower inclination to finance their real estate assets, particularly at long-term fixed rates;
     o diminished expansion in the capital intensive livestock and permanent crop sectors that have, in the past, been significant sources of new business for Farmer Mac;
     o adverse publicity about and increased regulatory pressure on government-sponsored enterprises, including Farmer Mac; and
     o increased FCSIC insurance premiums on loans held by Farm Credit System institutions and FCSIC' indications regarding counterparty risk, as discussed above.

Nonetheless, lender interest in Farmer Mac produced a consistent stream of new volume in the form of Farmer Mac I and II individual loan purchases and additions to existing LTSPC arrangements during 2003. In the fourth quarter of 2003, Farmer Mac launched marketing initiatives that are generating promising business opportunities for 2004 and beyond. New and expanded business relationships (including a strategic alliance with a related party Farm Credit System institution that will serve community banks), product enhancements, such as new open prepayment loan structures, and new loan securitization structures, are all underway. Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in prior years continue to exist, but no assurance can be given at this time as to the certainty or timing of such transactions.

     As of December 31, 2003, there were 142 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies, of which 81 were active participants in the program. As of December 31, 2002, there were 219 approved sellers in the Farmer Mac I program, of which 79 were active participants in the program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of December 31, 2003, more than 75 lenders were participating in those networks, bringing the total Farmer Mac I program participants to more than 200 as of December 31, 2003.

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

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of December 31, 2003, there were 150 active sellers in the Farmer Mac II program, compared to 143 as of December 31, 2002. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

     Thus, in the aggregate, more than 300 lenders were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs during 2003.

     Related Party Transactions. In 2002 and 2003, Farmer Mac conducted business with entities that are related parties as a result of a member of Farmer Mac's board of directors being affiliated with the entity in some capacity. These transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party. For more information about related party transactions, see Note 3 to the consolidated financial statements.


Balance Sheet Review


     Assets. As of December 31, 2003, total assets were $4.3 billion compared to $4.2 billion as of December 31, 2002. On-balance sheet program assets (Farmer Mac Guaranteed Securities and loans), decreased $77.5 million during 2003 to a total of $2.5 billion, while non-program assets increased $134.2 million to $1.7 billion as of December 31, 2003. The following table presents Farmer Mac's on-balance sheet program assets based on their repricing frequency.

        Outstanding Balance of Loans Held and Loans Underlying
          On-Balance Sheet Farmer Mac Guaranteed Securities
-----------------------------------------------------------------------
                                           As of December 31,
                                   ------------------------------------
                                         2003               2002
                                   -----------------   ----------------
                                             (in thousands)

Fixed rate (10-yr. wtd. avg. term)      $ 860,874        $ 1,003,434
5-to-10 year ARMs and resets            1,045,217            981,548
1-Month-to-3-Year ARMs                    542,024            494,713
                                   -----------------   ----------------
    Total held in portfolio           $ 2,448,115        $ 2,479,695
                                   -----------------   ----------------

     Liabilities. Total liabilities increased to $4.1 billion as of December 31, 2003 from $4.0 billion as of December 31, 2002. The increase in liabilities was primarily due to growth in notes payable, which corresponded to the growth and funding of on-balance sheet program assets. For more information about Farmer Mac's funding and interest rate risk practices and how financial derivatives are used, see "--Risk Management--Interest Rate Risk." For more information about Farmer Mac's reserve for losses, see "--Risk Management--Credit Risk - Loans."

     Capital. As of December 31, 2003, stockholders' equity totaled $213.3 million, compared to $183.6 million as of December 31, 2002. The increase was primarily due to net income available to common stockholders of $25.0 million earned during 2003. That increase was partially offset by a $1.9 million decrease in accumulated other comprehensive income/(loss) resulting from a net increase of $17.2 million in the market values of financial derivatives classified as cash flow hedges and a decrease of $19.1 million in net unrealized gains on investment securities and Farmer Mac Guaranteed Securities classified as available for sale. Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital.

     Return on average common equity was 15.3 percent for 2003, compared to 15.0 percent for 2002. The effects of SFAS 133 and Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, increased the average return on common equity by 1.1 percent for 2003 and reduced the average return on common equity by 3.9 percent for 2002.

     As of December 31, 2003, Farmer Mac's core capital totaled $215.5 million, compared to $184.0 million as of December 31, 2002. As of December 31, 2003, Farmer Mac's core capital exceeded its statutory minimum capital requirement of $142.0 million by $73.5 million. FCA issued its final risk-based capital regulation for Farmer Mac on April 12, 2001 and the Corporation was required to meet the risk-based capital standards beginning on May 23, 2002. As of December 31, 2003 the risk-based capital stress test generated a regulatory capital requirement of $38.8 million. Farmer Mac's regulatory capital of $237.6 million exceeded that amount by approximately $198.8 million. The Corporation is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. For further information, see "--Liquidity and Capital Resources--Capital Requirements."

     Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs. Farmer Mac offers approved agricultural and rural residential mortgage lenders two alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program, and (2) LTSPCs, which are available only through the Farmer Mac I program. Both of these alternatives result in off-balance sheet transactions for Farmer Mac.

     To be eligible for the Farmer Mac I program, a loan must meet Farmer Mac's credit underwriting, appraisal and documentation standards. Accordingly, Farmer Mac believes the credit risk it assumes for Farmer Mac Guaranteed Securities backed by loans that are eligible for the Farmer Mac I program and for LTSPCs is the same and considers the effects of all on- and off-balance sheet activities on its overall portfolio diversification and credit risk. See Note 12 to Farmer Mac's consolidated financial statements for more detail on the Corporation's off-balance sheet program activities.

     As of December 31, 2003, outstanding off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs totaled $3.4 billion, compared to $3.0 billion as of December 31, 2002. The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2003 and 2002:

                   Outstanding Balance of LTSPCs and
           Off-Balance Sheet Farmer Mac Guaranteed Securities
----------------------------------------------------------------------------------
                                                        As of December 31,
                                                ----------------------------------
                                                      2003              2002
                                                -----------------  ---------------
                                                          (in thousands)
Farmer Mac I:
   Post-1996 Act obligations:
    Farmer Mac I Guaranteed Securities               $ 952,134        $ 299,940
    LTSPCs                                           2,348,702        2,681,240
                                                -----------------  ---------------
     Total Post-1996 Act obligations                 3,300,836        2,981,180
   Pre-1996 Act Farmer Mac I
    Guaranteed Securities                                    -                -
                                                -----------------  ---------------
     Total Farmer Mac I                              3,300,836        2,981,180
Farmer Mac II Guaranteed Securities                     51,241           67,109
                                                -----------------  ---------------
     Total Farmer Mac I and II                     $ 3,352,077      $ 3,048,289
                                                -----------------  ---------------

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans, so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. This provision creates a disincentive to prepayment and compensates the Corporation for its interest rate risks to a large degree. As of December 31, 2003, 58 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 92 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. As of December 31, 2003, 51 percent of the total outstanding balance of retained Farmer Mac I loans and Guaranteed Securities had yield maintenance provisions and 7 percent had other forms of prepayment protection. Of the Farmer Mac I new and current loans purchased in 2003, 12 percent had yield maintenance or another form of prepayment protection (including 35 percent of all loans with fixed interest rates). None of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

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

     The goal of interest rate risk management at Farmer Mac is to create and maintain a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations so that they will perform similarly as interest rates change. To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities. Farmer Mac issues callable debt to offset the prepayment risk associated with some mortgage assets. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets. Farmer Mac also uses financial derivatives to alter the duration of its assets and liabilities to better match their durations, thereby reducing overall interest rate sensitivity.

     Farmer Mac's $623.7 million of cash and cash equivalents as of December 31, 2003 matures within three months and is match-funded with discount notes having similar maturities. Investment securities of $1.065 billion as of December 31, 2003 consist of $710.0 million (67 percent) of floating rate securities that all have rates that adjust within one year. See Note 4 to the consolidated financial statements for more information on investment securities. These floating rate investments are funded using (i) a series of discount note issuances in which each successive discount note is issued and matures on or about the corresponding repricing date of the related investment; (ii) floating-rate notes having similar rate reset provisions as the related investment; or iii) fixed-rate notes swapped to floating rates having similar reset provisions as the related investment.

     Farmer Mac is also subject to interest rate risk on loans, including loans that Farmer Mac has committed to acquire (other than through LTSPCs) but has not yet purchased. When Farmer Mac commits to purchase such loans, it is exposed to interest rate risk between the time it commits to purchase the loans and the time it either:

     o    sells Farmer Mac Guaranteed Securities backed by the loans; or
     o issues debt to retain the loans in its portfolio (although issuing debt to fund the loans as investments does not fully eliminate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above).

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

     The most strenuous measure of the long-term interest rate risk of Farmer Mac's current portfolio is the sensitivity of its Market Value of Equity ("MVE") to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of December 31, 2003 and December 31, 2002 to an immediate and instantaneous parallel shift in the yield curve.


                      Percentage Change in MVE from Base Case
                      ---------------------------------------
     Interest Rate      December 31,    December 31,
       Scenario            2003             2002
    ---------------   ---------------------------------------

       + 300 bp           -0.4%             15.6%
       + 200 bp            0.2%             11.0%
       + 100 bp            0.4%              5.9%
       - 100 bp            0.0%             -7.1%
       - 200 bp            N/A*              N/A*
       - 300 bp            N/A*              N/A*

* As of December 31, 2003 and 2002, a -200 bp parallel shift of the U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     Farmer Mac's long-term interest rate sensitivity decreased during 2003, and remained relatively stable and at relatively low levels despite the volatile interest rate environment during the year. Farmer Mac's effective duration gap was minus 0.1 months as of December 31, 2003, compared to minus 3.6 months as of December 31, 2002. As interest rates declined during 2003, prepayments of
mortgages  without  prepayment  penalties  increased,   thereby  shortening  the
duration of the Corporation's assets relative to the duration of its liabilities. Throughout the year, Farmer Mac shortened the duration of its liabilities through various rebalancing strategies. As a result, Farmer Mac was able to improve its overall risk profile even as interest rates declined to historic lows.

     As of December 31, 2003, a uniform or "parallel" increase of 100 basis points would have increased NII by 5.6 percent, while a parallel decrease of 100 basis points would have decreased NII by 9.4 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of December 31, 2003, both MVE and NII showed similar sensitivity to non-parallel shocks as to the parallel shocks. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate the effectiveness of Farmer Mac's approach to managing its interest rate risk exposures.

     The economic effects of financial derivatives, including interest rate swaps, are included in the MVE, NII and duration gap analyses. Farmer Mac generally enters into various interest rate swaps to reduce interest rate risk as follows:

     o "floating-to-fixed interest rate swaps" in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties; these swaps adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of longer-term reset and fixed-rate mortgages and other assets and provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market;
     o "fixed-to-floating interest rate swaps" in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties; these transactions adjust the characteristics of long-term debt to match more closely the cash flow and duration characteristics of short-term assets; and
     o "basis swaps" in which it pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties; these swaps alter interest rate indices of liabilities to match those of assets, and vice versa.

As of December 31, 2003, Farmer Mac had $1.3 billion combined notional amount of interest rate swaps, of which $674.4 million were floating-to-fixed interest rate swaps, $25.0 million were floating-to-floating interest rate swaps, $321.9 million were basis swaps and $245.0 million were fixed-to-floating interest rate swaps, with terms ranging from one to fifteen years.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. All of Farmer Mac's financial derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of December 31, 2003, Farmer Mac had no uncollateralized net exposure to any counterparty.

     Credit Risk - Loans. Farmer Mac's primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages in conjunction with a deficiency in the value of the collateral relative to the amount outstanding on the mortgage and the cost of liquidation. Farmer Mac is exposed to credit risk on:

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


     For loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities, ten percent first-loss subordinated interests mitigate Farmer Mac's credit risk exposure. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac generally assumes 100 percent of the credit risk on loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Farmer Mac's credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States. Farmer Mac believes it has little or no credit risk exposure to loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities because of the subordinated interests, or to USDA-guaranteed portions because of the USDA guarantee. The outstanding principal balance of loans held, real estate owned and loans underlying Farmer Mac Guaranteed Securities (including AgVantage bonds) or LTSPCs is summarized in the table below.


                                         As of December 31,
                               ------------------------------------
                                     2003                 2002
                               -------------------  ---------------
                                         (in thousands)
Farmer Mac I:
   Post-1996 Act                 $ 5,045,232         $ 4,850,234
   Pre-1996 Act                       24,734              31,960
Farmer Mac II:
   USDA-guaranteed portions          729,470             645,790
                               ----------------   -----------------
                                 $ 5,799,436         $ 5,527,984
                               ----------------   -----------------

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

     Farmer Mac has established underwriting, appraisal and documentation standards for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs. These standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan. Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans. Sellers are responsible to Farmer Mac for breaches of those representations and warranties that result in economic losses to the Corporation. Pursuant to contracts with Farmer Mac and in consideration for underwriting and servicing fees, Farmer Mac-approved central servicers underwrite mortgage loans for Farmer Mac in accordance with those standards and other requirements, and service those loans in accordance with Farmer Mac requirements. Central servicers are responsible to Farmer Mac for serious errors in the underwriting and servicing of those mortgage loans. Detailed information regarding Farmer Mac's underwriting and appraisal standards and seller eligibility requirements are presented in "Business--Farmer Mac Programs--Farmer Mac I--Underwriting and Appraisal Standards" and "Business--Farmer Mac Programs--Farmer Mac I--Sellers."

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, ("SFAS 5") and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), as amended. The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is substantially the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards. For accepting the credit risk on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively. For loans held, Farmer Mac receives interest income that includes a component that correlates to its guarantee fee, which Farmer Mac views as compensation for accepting credit risk.

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

     Farmer Mac's allowance for losses is presented in four components on its consolidated balance sheet:

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

     Farmer Mac estimates probable losses using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"). The Model draws upon historical information from a data set of agricultural mortgage loans recorded over a longer period of time than Farmer Mac's own experience to date, screened to include only those loans with credit characteristics similar to those on which Farmer Mac has assumed credit risk. The results generated by the Model are modified by the application of management's judgment, as required to take key factors into account, including:

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

     Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Farmer Mac's methodology for determining its allowance for losses will migrate over time away from the Model, to become based on Farmer Mac's own historical portfolio loss experience. Until that time, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment, to determine its allowance for losses.

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

     For this analysis and the allocation of specific reserves as of December 31, 2003, Farmer Mac expanded the population of loans specifically reviewed to include:

     o non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan - and real estate owned);
     o loans for which Farmer Mac had adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and
     o additional performing loans that have previously been delinquent or are secured by real estate that produces commodities currently under stress.

     Management believes that the general allowance, which is the difference between the total allowance for losses (generated through use of the Model) and the specific allowances, adequately covers any losses inherent in the portfolio of performing loans under SFAS 5.

     Farmer Mac believes that the methodology described above produces a reliable estimate of the total probable losses inherent in Farmer Mac's portfolio. The Model:

     o uses historical agricultural real estate loan origination and servicing data that reflect varied economic conditions and stress levels in the agricultural sector;
     o contains features that allow variations for changes in loan portfolio characteristics to make the data set more representative of Farmer Mac's portfolio and credit underwriting standards; and
     o considers the effects of the ageing of the loan portfolio along the expected loss curves associated with individual origination years, including the segments that are entering into or coming out of their peak default years.

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

     The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to operating expense and reduced by charge-offs for actual losses, net of recoveries that are recognized if liquidation proceeds exceed previous estimates. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation. The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to operating expense. Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds.

The following table summarizes the changes in the components of Farmer Mac's allowance for losses for each year in the three-year period ended December 31, 2003:

                                    -------------------------------------------------------------------------
                                                                                 Contingent
                                      Allowance         REO                      Obligation        Total
                                      for Loan       Valuation      Reserve     for Probable     Allowance
                                       Losses        Allowance     for Losses      Losses        for Losses
                                    -------------- -------------- ------------- --------------  -------------
                                                                 (in thousands)

Balances as of January 1, 2001            $ 420            $ -      $ 10,903            $ -       $ 11,323
                                    -------------- -------------- ------------- --------------  -------------
     Provision for losses                   600              -         6,186              -          6,786
     Net allocation of
       allowance                             (5)             -             5              -              -
     Net recoveries/(charge-offs)           337              -        (2,562)             -         (2,225)
                                    -------------- -------------- ------------- --------------  -------------
Balances as of December 31, 2001        $ 1,352            $ -      $ 14,532            $ -       $ 15,884
                                    -------------- -------------- ------------- --------------  -------------
     Provision for losses                 1,340              -         6,907              -          8,247
     Net allocation of
       allowance                          3,221          1,308        (4,529)             -              -
     Net charge-offs                     (3,251)          (716)         (153)             -         (4,120)
                                    -------------- -------------- ------------- --------------  -------------
Balances as of December 31, 2002        $ 2,662          $ 592      $ 16,757            $ -       $ 20,011
                                    -------------- -------------- ------------- --------------  -------------
     Provision for losses                 6,524          1,230        (3,145)         2,676          7,285
     Net charge-offs                     (3,219)        (1,584)         (440)             -         (5,243)
                                    -------------- -------------- ------------- --------------  -------------
Balances as of December 31, 2003        $ 5,967          $ 238      $ 13,172        $ 2,676       $ 22,053
                                    -------------- -------------- ------------- --------------  -------------

     During third quarter 2003, Farm Credit West, ACA, a related party program participant, exercised the conversion feature incorporated in all existing LTSPCs and Farmer Mac converted that participant's $722.3 million LTSPC into a Farmer Mac I Guaranteed Security in a swap transaction. In accordance with FIN 45, Farmer Mac recorded the fair value of its obligation to stand ready to perform under the new Farmer Mac Guaranteed Security. The fair value of this obligation includes Farmer Mac's estimate of the losses that are anticipated over the life of each contractual obligation. The change in accounting for this obligation, from a probable loss model to a fair value model, has resulted in a reduction in the reserve for losses of approximately $4.9 million. Since Farmer Mac believes that these losses remain probable, they have been included in the determination of the fair value of the contractual obligation and therefore there was no reduction in the total allowance for losses.

     When certain criteria are met, such as the default of the borrower, Farmer Mac may, in its sole discretion, repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. These acquisitions are recorded in the consolidated financial statements at their fair value. Fair value is determined by appraisal or management's estimate of discounted collateral value. In September 2002, Farmer Mac adopted EITF issue 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold ("the consensus" or "EITF 02-9"). The consensus requires that Farmer Mac record, at acquisition, the difference between each loan's acquisition cost and its fair value, if any, as a charge to the reserve for losses. Prior to the adoption of the consensus, any specific allowance that had been established for the off-balance sheet obligation would have been transferred from the reserve for losses to the allowance for loan losses (referred to as "net allocation of the allowance" in the table above). Upon the receipt of each loan's updated appraisal or determination of management's estimate of discounted collateral value, the difference between the acquisition cost of the loan and its fair value, if any, was recorded as a charge to the allowance for loan losses.

     Farmer Mac's total provision for losses was $7.3 million for 2003, compared to $8.2 million for 2002. During 2003, Farmer Mac charged off $5.2 million in losses against the allowance for losses and recovered $0.2 million on the sale of real estate owned. During 2002, Farmer Mac charged off $4.1 million in losses against the allowance for losses and recovered $0.1 million on the sale of real estate owned. The net charge-offs for 2003 included $0.1 million related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities, compared to $1.3 million for 2002.

     As of December 31, 2003, Farmer Mac's allowance for losses totaled $22.1 million, or 44 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $20.0 million (42 basis points) as of December 31, 2002. The year-to-year increase in this ratio is a result of the provisions for probable losses during 2003 outpacing charge-offs and the growth of the portfolio.

     As of December 31, 2003, Farmer Mac's 90-day delinquencies totaled $30.1 million and represented 0.60 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $58.2 million (1.21 percent) as of December 31, 2002. From quarter to quarter, Farmer Mac anticipates the 90-day delinquencies will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans. As of December 31, 2003, loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned ("post-1996 Act non-performing assets") totaled $70.0 million and represented
1.39 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $75.3 million (1.56 percent) as of December 31, 2002. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                        Outstanding
                       Post-1996 Act                                           Less:
                           Loans,               Non-                           REO and
                       Guarantees and        Performing                      Performing          90-day
                           LTSPCs              Assets        Percentage     Bankruptcies     Delinquencies      Percentage
                     ------------------  ----------------- -------------- ---------------- ----------------- ----------------
                                                             (dollars in thousands)

December 31, 2003       $ 5,020,032          $ 69,964         1.39%          $ 39,908         $ 30,056            0.60%
September 30, 2003        4,871,756            84,583         1.74%            37,442           47,141            0.98%
June 30, 2003             4,875,059            80,169         1.64%            28,883           51,286            1.06%
March 31, 2003            4,820,887            94,822         1.97%            18,662           76,160            1.58%
December 31, 2002         4,821,634            75,308         1.56%            17,094           58,214            1.21%
September 30, 2002        4,506,330            91,286         2.03%            11,460           79,826            1.77%
June 30, 2002             4,489,735            65,196         1.45%            14,931           50,265            1.12%
March 31, 2002            3,754,171            87,097         2.32%             7,903           79,194            2.11%
December 31, 2001         3,428,176            58,279         1.70%             3,743           54,536            1.59%
September 30, 2001        3,318,796            71,686         2.16%             5,183           66,503            2.00%
June 30, 2001             3,089,460            53,139         1.72%             4,274           48,865            1.58%
March 31, 2001            2,562,374            67,134         2.62%             2,154           64,980            2.54%

     The dollar level of 90-day delinquencies and period-over-period charge-offs correlates to the proportion of Farmer Mac's portfolio of loans, guarantees and commitments entering their peak delinquency and default years (approximately years three through five after origination). As of December 31, 2003, approximately $1.7 billion (34 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years compared to $1.8 billion (38 percent) of such loans as of December 31, 2002. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of December 31, 2003, Farmer Mac analyzed the following three categories of assets for impairment, based on the fair value of the underlying collateral:

     o    $70.0 million of non-performing assets;
     o $37.4 million of loans for which Farmer Mac has adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and
     o $65.3 million of performing loans that have previously been delinquent or are secured by real estate that produces commodities currently under stress.

Those individual assessments covered a total of $172.7 million of assets measured for impairment against updated appraised values, other updated collateral valuations or discounted values. Of the $172.7 million of assets analyzed, $154.5 million were adequately collateralized. For the $18.2 million that were not adequately collateralized, individual collateral shortfalls totaled $3.8 million. Accordingly, Farmer Mac allocated specific allowances of $3.8 million to those under-collateralized assets as of December 31, 2003. As of December 31, 2003, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $18.3 million, bringing the total allowance for losses to $22.1 million. The following table summarizes Farmer Mac's assets specifically reviewed for impairment and its specific allowance for losses:


                   Farmer Mac I Post-1996 Act Assets Specifically Reviewed
                       for Impairment and the Allowance for Losses
---------------------------------------------------------------------------------------------------------------

                                           As of December 31, 2003               As of December 31, 2002
                                      -----------------------------------  ------------------------------------
                                                                 (in thousands)
                                            Assets           Specific            Assets            Specific
                                         Specifically        Allowance        Specifically        Allowance
                                           Reviewed         for Losses          Reviewed          for Losses
                                      -------------------  --------------  -------------------- ---------------
Loans in foreclosure                        $ 11,016           $ 119              $ 16,856           $ 519
Loans in bankruptcy *                         38,047           2,769                35,229             687
Loans 90 days or more past due                 5,185             100                17,600             238
Other loans specifically reviewed            102,736             536                     -               -
Real estate owned                             15,716             238                 5,623             592
                                      -------------------  --------------  -------------------- ---------------
   Total                                   $ 172,700         $ 3,762              $ 75,308         $ 2,036
                                      -------------------  --------------  -------------------- ---------------

                                                             Allowance                             Allowance
                                                             for Losses                            for Losses
                                                           --------------                       ---------------
Specific allowance for losses                                $ 3,762                               $ 2,036
General allowance for losses                                  18,291                                17,975
                                                           --------------                       ---------------

   Total allowance for losses                               $ 22,053                              $ 20,011
                                                           --------------                       ---------------

* Includes loans that are performing under either their original loan terms or a court-approved bankruptcy plan.


Based on Farmer Mac's loan-by-loan analyses, loan collection experience and continuing provisions for the allowance for losses, Farmer Mac believes that ongoing losses will be covered adequately by the allowance for losses.

     Original loan-to-value ratios are one of many factors Farmer Mac considers in evaluating loss severity. Other factors include, but are not limited to, other underwriting standards, commodity and agricultural economic forecasts. Loans in the Farmer Mac I program are all first mortgage agricultural real estate loans. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between the total of the accrued interest, advances and the principal balance of a loan and the value of the property. Measurement of that excess or shortfall is the best predictor and determinant of loss compared to other measures that evaluate the efficiency of a particular farm operator.

     Loan-to-value ratios depend upon the market value of a property with due regard for its income-producing potential. As required by Farmer Mac's collateral valuation standards, an appraisal of agricultural real estate must include analysis of the income producing capability of the property and address the income estimate in the market analysis. Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator's business and farming skills.

     As of December 31, 2003, the weighted-average original loan-to-value ratio for all post-1996 Act loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs was 49 percent, and the weighted-average original loan-to-value ratio for all post-1996 Act non-performing assets was 56 percent.

     The following table summarizes the post-1996 Act non-performing assets by original loan-to-value ratio (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment):


    Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio as of December 31, 2003
-----------------------------------------------------
              (dollars in thousands)
                         Post-1996 Act
                         Non-performing
   Original LTV Ratio        Assets       Percentage
  --------------------  ---------------- ------------
   0.00% to 40.00%         $ 7,207           10%
  40.01% to 50.00%          10,237           14%
  50.01% to 60.00%          28,183           40%
  60.01% to 70.00%          23,111           33%
  70.01% to 80.00%           1,050            2%
  80.01% +                     176            1%
                        --------------   -----------
                Total      $ 69,964         100%
                        --------------   -----------

     The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of December 31, 2003 by year of origination, geographic region and commodity.

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
                            ------------------- ------------------ ---------------- ---------------- --------------
                                                       (dollars in thousands)
By year of origination:
  Before 1994                      13%               $ 653,746          $ 2,328            0.36%           $ -
  1994                              3%                 156,635              863            0.55%             -
  1995                              3%                 154,805            4,912            3.17%           677
  1996                              7%                 342,153            9,819            2.87%           395
  1997                              8%                 403,455           13,667            3.39%           360
  1998                             13%                 644,931           14,363            2.23%           541
  1999                             13%                 673,406            9,928            1.47%           221
  2000                              8%                 394,661            7,756            1.97%           908
  2001                             12%                 581,473            5,791            1.00%           660
  2002                             12%                 627,122              537            0.09%             -
  2003                              8%                 387,645                -            0.00%             -
                            ------------------- ------------------ ---------------- ---------------- --------------
Total                             100%             $ 5,020,032         $ 69,964            1.39%       $ 3,762
                            ------------------- ------------------ ---------------- ---------------- --------------

By geographic region (2):
  Northwest                        21%             $ 1,066,399         $ 40,841            3.83%       $ 1,065
  Southwest                        46%               2,307,812           18,321            0.79%           475
  Mid-North                        14%                 677,755            3,561            0.53%           107
  Mid-South                         5%                 257,664            5,396            2.09%         1,972
  Northeast                         8%                 397,231            1,282            0.32%            48
  Southeast                         6%                 313,171              563            0.18%            95
                            ------------------- ------------------ ---------------- ---------------- --------------
Total                             100%             $ 5,020,032         $ 69,964            1.39%       $ 3,762
                            ------------------- ------------------ ---------------- ---------------- --------------
By commodity:
  Crops                            44%             $ 2,228,506         $ 26,388            1.18%         $ 688
  Permanent plantings              27%               1,355,070           27,243            2.01%         1,619
  Livestock                        21%               1,025,245           13,810            1.35%         1,312
  Part-time farm                    7%                 374,057            2,523            0.67%           143
  Other                             1%                  37,154                -            0.00%             -
                            ------------------- ------------------ ---------------- ---------------- --------------
Total                             100%             $ 5,020,032         $ 69,964            1.39%       $ 3,762
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


             Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
                 Relative to all Cumulative Original Loans, Guarantees and LTSPCs
-------------------------------------------------------------------------------------------------------------------
                                              Cumulative                                              Combined
                             Cumulative     Original Loans,                        Current          Credit Loss
                                 Net          Guarantees           Loss            Specific         and Specific
                            Credit Losses     and LTSPCs           Rate           Allowances       Allowance Rate
                           ---------------- ---------------- ----------------- -----------------  -----------------
                                                           (dollars in thousands)
By year of origination:
  Before 1994                      $ -          $ 1,963,835         0.00%               $ -              0.00%
  1994                               -              357,510         0.00%                 -              0.00%
  1995                             488              320,056         0.15%               677              0.36%
  1996                           2,168              620,108         0.35%               395              0.41%
  1997                           3,263              710,891         0.46%               360              0.51%
  1998                           2,573            1,055,110         0.24%               541              0.30%
  1999                           1,414            1,050,984         0.13%               221              0.16%
  2000                           1,489              641,391         0.23%               908              0.37%
  2001                              10              862,811         0.00%               660              0.08%
  2002                               -              862,936         0.00%                 -              0.00%
  2003                               -              479,049         0.00%                 -              0.00%
                           ----------------    ---------------- ----------------- -----------------  ---------------
Total                         $ 11,405          $ 8,924,681         0.13%           $ 3,762              0.17%
                           ----------------    ----------------                   -----------------
By geographic region (1):
  Northwest                    $ 5,919          $ 1,983,957         0.30%           $ 1,065              0.35%
  Southwest                      5,381            3,886,015         0.14%               475              0.15%
  Mid-North                          -            1,127,594         0.00%               107              0.01%
  Mid-South                          5              417,517         0.00%             1,972              0.47%
  Northeast                          -              753,769         0.00%                48              0.01%
  Southeast                        100              755,829         0.01%                95              0.03%
                           ----------------    ---------------- ----------------- -----------------  ---------------
Total                         $ 11,405          $ 8,924,681         0.13%           $ 3,762              0.17%
                           ----------------    ----------------                   -----------------
By commodity:
  Crops                        $ 1,552          $ 3,912,921         0.04%             $ 688              0.06%
  Permanent plantings            8,020            2,300,118         0.35%             1,619              0.42%
  Livestock                      1,458            1,962,189         0.07%             1,312              0.14%
  Part-time farm                   375              653,879         0.06%               143              0.08%
  Other                              -               95,574         0.00%                 -              0.00%
                           ----------------    --------------- ----------------- -----------------  ----------------
Total                         $ 11,405          $ 8,924,681         0.13%           $ 3,762              0.17%
                           ----------------    ----------------                  -----------------

(1) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO,
     WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS,
     SC).

     An analysis of Farmer Mac's historical losses and identified specific collateral deficiencies within the portfolio (by origination year) indicates that Farmer Mac has experienced peak loss years as loans have aged between approximately their third and fifth years subsequent to origination, regardless of the year the loans were added to Farmer Mac's portfolio. As a consequence of the combination of principal amortization and collateral value appreciation, there are few loans in the portfolio originated prior to 1996 with known collateral deficiencies. While Farmer Mac expects that there will be loans that have aged past their fifth year that will become delinquent and possibly default, Farmer Mac does not anticipate significant losses on such loans.

     Analysis of portfolio performance by commodity distribution indicates that losses and collateral deficiencies have been and are expected to remain less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat and corn) and more prevalent in those that do not receive such support. This analysis is consistent with corresponding commodity analysis, which indicates that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings. The loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends. Further, as adverse economic conditions persist for a particular commodity that requires a long-term improvement on the land, such as permanent plantings, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized. Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac's ability to meet the financing needs of all commodity groups.

     Analysis of portfolio performance by geographic distribution indicates that, while commodities are the primary determinant of exposure to loss, within most commodity groups certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, result in more successful farms within the commodity group. Likewise, certain geographic areas offer better growing conditions than others and, consequently, result in more versatile and more successful farms within a given commodity group - and the ability to switch crops among commodity groups.

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


AgVantage bonds are general obligations of the AgVantage Issuers and are secured by collateral in an amount ranging from 120 percent to 150 percent of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage bonds by evaluating and monitoring the financial condition of the issuers of the AgVantage bonds. Outstanding AgVantage bonds totaled $25.2 million as of December 31, 2003, and $28.6 million as of December 31, 2002.

     Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports and confirms that they maintain adequate fidelity bonds and errors and omissions insurance. For more information on Farmer Mac's approval of sellers, see "Business--Farmer Mac Programs--Farmer Mac I--Sellers." Credit risk related to interest rate contracts is discussed in "--Risk Management--Interest Rate Risk" and Note 6 to the consolidated financial statements.

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

     As of December 31, 2003, Farmer Mac had investments in commercial paper, corporate debt securities, asset-backed securities, municipal bonds, and preferred stock issued by forty-five entities totaling $887.4 million. Farmer Mac's investments in eighteen of these entities each exceeded 10 percent of Farmer Mac's core capital (the cumulative balance of investments in such entities totaled $439.6 million), and investments in two of these entities each exceeded 15 percent of core capital. In addition, as of December 31, 2002, Farmer Mac held $282.3 million of securities issued by government-sponsored enterprises or agencies of the U.S. government and $516.7 million in three money market investment accounts. The maximum amount held in any one money market fund investment fund at any time during 2003 was approximately $480.1 million. As of December 31, 2003, 53 percent of the investment portfolio, excluding government-sponsored enterprise and agency investments, consisted of short-term highly liquid investments.


Liquidity and Capital Resources

     Farmer Mac has sufficient liquidity and capital resources to support its operations for the next twelve months and has a contingency funding plan to handle unanticipated disruptions in its access to the capital markets.

     Debt Issuance. Section 8.6(e) of Farmer Mac's statutory charter (12 U.S.C. ss. 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable amounts for business operations, including adequate liquidity. Farmer Mac funds its program purchases primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac's debt obligations consist of discount notes and medium-term notes issued to obtain funds principally to cover the costs of purchasing and holding loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues discount notes and medium-term notes to obtain funds for investments, transaction costs and guarantee payments. The Corporation's discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by any rating agency and the interest and principal thereon are not guaranteed by and do not constitute debts or obligations of the Farm Credit Administration or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income on Farmer Mac's discount notes and medium-term notes has no exemption under federal law from federal, state or local taxation.

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.9 billion was outstanding as of December 31, 2003), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

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

     Farmer Mac projects its expected cash flows from loans and securities, other earnings and the sale of assets and matches those with its obligations to retire debt and pay other liabilities as they come due. Farmer Mac issues discount notes and medium-term notes to meet the needs associated with its business operaions, including liquidity, and also to increase its presence in the capital markets in order to enhance the liquidity and pricing efficiency of its discount notes and medium-term notes and Farmer Mac Guaranteed Securities transactions and so improve the mortgage rates available to farmers, ranchers and rural homeowners.


     Though Farmer Mac's mortgage purchases do not currently necessitate daily debt issuance, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac's liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets during 2003. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities principally ranging from one day to approximately 90 days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. Subject to dollar amount, issuer concentration and credit quality limitations, the Corporation's board of directors has authorized non-program investments in:

     o    U.S. Treasury obligations;
     o    agency and instrumentality obligations;
     o    repurchase agreements;
     o    commercial paper;
     o    guaranteed investment contracts;
     o    certificates of deposit;
     o    federal funds and bankers acceptances;
     o    securities and debt obligations of corporate and municipal issuers;
     o    asset-backed securities;
     o    corporate money market funds; and
     o    preferred stock of government-sponsored enterprises.

As of December 31, 2003, Farmer Mac was in compliance with the investment authorizations set forth in its investment guidelines.


     The following table presents Farmer Mac's five largest investments as of December 31, 2003:

                                                                      Security
                                                                       Credit          Recorded       Percent of
          Investment                          Issuer                   Rating         Investment     Core Capital
-------------------------------   -----------------------------   ---------------  ---------------  --------------
                                               (dollars in thousands)
Merrill Lynch Premier              Merrill Lynch & Co., Inc.           N/A *          $ 255,554          118.5%
     Institutional Fund
Federated Prime Value              Federated Group Inc.                N/A *            160,740           74.6%
     Obligations Fund
Dreyfus Cash Management            Dreyfus Corp.                       N/A *            100,379           46.6%
     and Institutional Shares
Preferred Stock                    CoBank, ACB                      not rated **         88,500           41.1%

Preferred Stock                    AgFirst Farm Credit Bank         not rated **         88,035           40.8%

* These money market funds are not rated, but invest in short-term, high quality money market securities and conform to Rule 2a-7 of the Investment Company Act of 1940.
** CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government-sponsored enterprise.

     As a result of Farmer Mac's regular issuance of discount notes and medium-term notes and its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac has also used floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market may provide favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets. Farmer Mac compensates for this risk by pricing the required net yield on program asset purchases to reflect the cost of medium-term notes without regard to the savings that may be achievable in the interest rate swap market.

     Farmer Mac maintains a liquidity investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities that reprice within one year, which can be drawn upon for liquidity needs. As of December 31, 2003, Farmer Mac's cash and cash equivalents and investment securities totaled $623.7 million and $1,064.8 million, respectively, a combined 39.3 percent of total assets and 42.9 percent of total notes payable. In addition, as of December 31, 2003, Farmer Mac held a $678.2 million portfolio of Farmer Mac II Guaranteed Securities backed by USDA Guaranteed Portions that carry the full faith and credit of the U.S. Government. As of December 31, 2003, the aggregate of the Farmer Mac II Guaranteed Securities and the liquidity investment portfolio represented 55.1 percent of total assets and 60.1 percent of total notes payable. During 2003, exclusive of daily overnight discount note issuances the proceeds of which were invested overnight, the average discount note issuance term and re-funding frequency was approximately 65.8 days.

     The principal sources of funding for Farmer Mac's obligations under its guarantees and LTSPCs are:

     o    the ongoing fees received on its guarantees and commitments:
     o    net interest income received on loans and Guaranteed Securities; and
     o    the proceeds of debt issuance.

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

     Capital Requirements. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac--minimum, critical and risk-based. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount. Higher minimum and critical capital requirements were phased in over a transition period, which ended on January 1, 1999, when the highest level of minimum capital became applicable. The Act does not specify the required level of risk-based capital. It directs FCA to establish a risk-based capital test for Farmer Mac, using specified stress-test parameters. For a discussion of risk-based capital, see "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards--General."

     Certain enforcement powers are given to FCA depending upon Farmer Mac's compliance with the capital standards. See "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels." As of December 31, 2003 and 2002, Farmer Mac was classified as within "level I" (the highest compliance level). The following table sets forth Farmer Mac's minimum capital requirement as of December 31, 2003 and 2002 based on the fully phased-in requirements.


                                                           December 31, 2003                       December 31, 2002
                                            -----------------------------------------  ----------------------------------------
                                                                          Capital                                   Capital
                                                Amount       Ratio        Required        Amount         Ratio      Required
                                            ------------- ------------ -------------  ---------------  ----------- ------------
                                                                         (dollars in thousands)
On-balance sheet assets as defined for
   determining statutory minimum capital      $4,231,931      2.75%      $116,378      $4,126,719        2.75%     $113,485
Outstanding balance of Farmer Mac
   Guaranteed Securities held by others
   and LTSPCs                                  3,352,078      0.75%        25,141       3,048,289        0.75%       22,862
Derivative and hedging obligations                67,670      0.75%           508          93,997        0.75%          705
                                                                      -------------                              ------------

Minimum capital level                                                     142,026                                   137,052
Actual core capital                                                       215,550                                   183,978
                                                                      -------------                              ------------
Capital surplus                                                          $ 73,524                                   $46,926
                                                                      -------------                              ------------

     Based on the statutory minimum capital requirements, Farmer Mac's current capital surplus of $73.5 million would support additional guarantee growth in amounts ranging from $2.7 billion of on-balance sheet guarantees to more than $9.8 billion of off-balance sheet guarantees and commitments. Furthermore, Farmer Mac could sell $1.7 billion of on-balance sheet non-program assets (cash and cash equivalents and investment securities) and $2.5 billion of on-balance sheet program assets in order to support further increases of on- and off-balance sheet program guarantees and commitments. Any of these transactions would be evaluated for compliance with risk-based capital requirements and to optimize Farmer Mac's return on equity and capital flexibility.

     Accordingly, in the opinion of management, Farmer Mac has sufficient capital and liquidity for the next twelve months.

     Contractual Obligations, Contingent Liabilities and Off-Balance Sheet Arrangements. The following table presents the amount and timing of Farmer Mac's known fixed and determinable contractual obligations by payment date as of December 31, 2003. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.

                                  One Year          One to          Three to      Over Five
                                  or Less         Three Years      Five Years       Years           Total
                               ---------------  ----------------  -------------  ------------   ---------------
                                                                 (in thousands)
Discount notes*                  $2,648,760               $ -            $ -           $ -        $2,648,760
Medium-term notes*                  381,375           510,969        307,798       367,239         1,567,381
Operating lease obligations**           545             1,131          1,187         1,897             4,760
Purchase obligations***                 479                13                                            492

* Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts. For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

** Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac's minimum lease payments for office space.

*** Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. These agreements include agreements for the provision of internal audit services, consulting services, information technology support, equipment maintenance, and financial analysis software and services. The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked. The table does not include amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2003 and therefore do not represent enforceable and legally binding obligations. The table also does not include amounts due under the terms of employment agreements with members of senior management.

See the tables below in this section for information about Farmer Mac's commitments to purchase loans and Farmer Mac's contingent obligations under outstanding Farmer Mac I Guaranteed Securities and LTSPCs.


     Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2003 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above. Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

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


                                      As of               As of
                                   December 31,        December 31,
                                      2003                2002
                                ----------------    ---------------
                                           (in thousands)
Mandatory commitments to
    purchase loans and
    USDA-guaranteed portions      $ 11,226             $ 21,700
Optional commitments to
    purchase loans                       -                4,478
Optional commitments to
     deliver Farmer Mac
     Guaranteed Securities               -                4,478
LTSPCs                           2,348,702            2,681,240

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

     The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2003 and 2002:


           Outstanding Balance of LTSPCs and
           Off-Balance Sheet Farmer Mac Guaranteed Securities
--------------------------------------------------------------------------------------
                                                            As of December 31,
                                                    ----------------------------------
                                                          2003              2002
                                                    -----------------  ---------------
                                                              (in thousands)
Farmer Mac I Post-1996 Act obligations:
    Farmer Mac I Guaranteed Securities                   $ 952,134        $ 299,940
    LTSPCs                                               2,348,702        2,681,240
                                                    -----------------  ---------------
     Total Farmer Mac I Post-1996 Act obligations        3,300,836        2,981,180
Farmer Mac II Guaranteed Securities                         51,241           67,109
                                                    -----------------  ---------------
     Total Farmer Mac I and II                         $ 3,352,077      $ 3,048,289
                                                    -----------------  ---------------

     See Note 2(c), Note 2(e) and Note 5 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Note 2(o) and Note 12 to the consolidated financial statements for more information on LTSPCs.

Other Matters

     New Accounting Standards. For all LTSPCs or guarantees issued or modified on or after January 1, 2003, Farmer Mac recognizes, at inception of the guarantee or commitment, an asset that is equal to the fair value for the fees that will be received over the life of each guarantee or commitment and a liability for the fair value of its obligation to stand ready to perform. Both the asset and liability were subsequently measured and recorded at fair value. In December of 2003, the SEC provided additional guidance on the "day two" accounting for these financial instruments. In accordance with this guidance, Farmer Mac has adopted the amortized cost model for day two accounting. This guidance will be applied prospectively for guarantees and commitments recorded at December 31, 2003 and all guarantees and commitments issued or modified on or after January 1, 2004.

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3, addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Specifically, SOP 03-3 limits the yield that may be accreted and prohibits the "carry-over" of a valuation allowance for all impaired loans that are within the scope of SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.

     On January 1, 2003, Farmer Mac adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"), which requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Prior to the adoption of this standard, gains and losses from the extinguishment or repurchase of debt were classified as extraordinary items. This standard effectively eliminated the classification of most debt extinguishments or repurchases as extraordinary items, as reflected in Farmer Mac's consolidated financial statements. All prior period repurchases of debt have been reclassified to conform to the new classification.


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

Item 8. Financial Statements
REPORTS OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Federal Agricultural Mortgage Corporation:

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiary ("Farmer Mac") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the year ended December 31, 2001, before the reclassifications discussed in Note 2 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion, dated January 23, 2002, which included an explanatory paragraph regarding Farmer Mac's change in its method of accounting for financial derivatives on January 1, 2001 on those financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of the Federal Agricultural Mortgage Corporation and subsidiary for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in
Note 2 to the consolidated financial statements, certain reclassifications of the 2001 consolidated financial statements were made to conform to the current period presentation. We audited the reclassifications described in Note 2 to the consolidated financial statements that were made to conform the 2001 financial statements to the current period presentation. Our audit procedures with respect to the 2001 reclassifications described in Note 2 included (1) comparing the amounts shown as the provision for loan losses and the provision for losses in Farmer Mac's consolidated statement of operations to Farmer Mac's underlying accounting analysis obtained from management, (2) on a test basis, comparing the amounts comprising the provision for loan losses and the provision for losses obtained from management to supporting documentation, and (3) testing the mathematical accuracy of the underlying analyses. In our opinion, such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Farmer Mac other than with respect to such reclassifications and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.


DELOITTE & TOUCHE LLP


McLean, Virginia
March 15, 2004

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

Arthur Andersen LLP



Vienna, VA
January 23, 2002

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31,
                                                                ------------------------------------
                                                                      2003               2002
                                                                -----------------  -----------------
                                                                           (in thousands)
Assets:
   Cash and cash equivalents                                         $ 623,674          $ 723,800
   Investment securities                                             1,064,782            830,409
   Farmer Mac Guaranteed Securities                                  1,508,134          1,608,507

   Loans held for sale                                                  46,662             37,015
   Loans held for investment                                           942,929            929,108
    Allowance for loan losses                                           (5,967)            (2,662)
                                                                -----------------  -----------------
     Loans, net                                                        983,624            963,461
  Real estate owned, net of valuation allowance                         15,478              5,031
     of $0.2 million and $0.6 million
   Financial derivatives                                                   961                317
   Interest receivable                                                  58,423             65,276
   Guarantee and commitment fees receivable                             16,885              5,938
   Deferred tax asset, net                                              10,891              9,666
   Prepaid expenses and other assets                                    16,798             10,510
                                                                -----------------  -----------------
     Total Assets                                                  $ 4,299,650        $ 4,222,915
                                                                -----------------  -----------------

Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
    Due within one year                                            $ 2,799,384        $ 2,895,746
    Due after one year                                               1,136,110            985,318
                                                                -----------------  -----------------
     Total notes payable                                             3,935,494          3,881,064

   Financial derivatives                                                67,670             94,314
   Accrued interest payable                                             26,342             29,756
   Guarantee and commitment obligation                                  14,144                  -
   Accounts payable and accrued expenses                                29,574             17,453
   Reserve for losses                                                   13,172             16,757
                                                                -----------------  -----------------
     Total Liabilities                                               4,086,396          4,039,344
                                                                -----------------  -----------------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
   Preferred stock:
    Series A, stated at redemption/liquidation value,
     $50 per share, 700,000 shares authorized, issued
     and outstanding                                                    35,000             35,000
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 shares issued and outstanding                             1,031              1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding                                 500                500
    Class C Non-Voting, $1 par value, no maximum authorization,
     10,522,513 and 10,106,903 shares issued and outstanding
     as of December 31, 2003 and 2002, respectively                     10,523             10,107
   Additional paid-in capital                                           88,652             82,527
   Accumulated other comprehensive income/(loss)                        (2,295)              (407)
   Retained earnings                                                    79,843             54,813
                                                                -----------------  -----------------
     Total Stockholders' Equity                                        213,254            183,571
                                                                -----------------  -----------------
   Total Liabilities and Stockholders' Equity                      $ 4,299,650        $ 4,222,915
                                                                -----------------  -----------------


                   See accompanying notes to consolidated financial statements.

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For Year Ended December 31,
                                                              ------------------------------------------------
                                                                   2003             2002            2001
                                                              ---------------  ---------------  --------------
                                                                    (in thousands, except per share amounts)
Interest income:
   Investments and cash equivalents                               $ 35,287         $ 42,629        $ 66,534
   Farmer Mac Guaranteed Securities                                 73,692           89,736         110,169
   Loans                                                            52,580           39,505           5,710
                                                              ---------------  ---------------  --------------
    Total interest income                                          161,559          171,870         182,413
Interest expense                                                   124,307          132,771         153,147
                                                              ---------------  ---------------  --------------
Net interest income                                                 37,252           39,099          29,266
   Provision for loan losses                                        (6,524)          (1,340)           (600)
                                                              ---------------  ---------------  --------------
Net interest income after provision for loan losses                 30,728           37,759          28,666
Guarantee and commitment fees                                       20,685           19,277          15,807
Gains/(Losses) on financial derivatives and trading assets           2,357           (8,433)         (3,053)
Gains on the repurchase of debt                                          -            1,368               -
Gains on the sale of real estate owned                                 178               24              61
Miscellaneous income                                                   812            1,332             560
                                                              ---------------  ---------------  --------------
    Total revenues                                                  54,760           51,327          42,041
                                                              ---------------  ---------------  --------------
Expenses:
   Compensation and employee benefits                                6,121            5,142           5,601
   General and administrative                                        6,031            5,521           4,093
   Regulatory fees                                                   2,005            1,172             735
   REO operating costs, net                                            264               25               1
   Provision for losses                                                761            6,907           6,186
                                                              ---------------  ---------------  --------------
    Total operating expenses                                        15,182           18,767          16,616
                                                              ---------------  ---------------  --------------
Income before income taxes                                          39,578           32,560          25,425
Income tax expense                                                  12,308            9,809           8,419
                                                              ------------------------------------------------
Net income before cumulative effect
   of change in accounting principles                               27,270           22,751          17,006
Cumulative effect of change
   in accounting principles, net of taxes                                -                -            (726)
                                                              ---------------  ---------------  --------------
Net income                                                          27,270           22,751          16,280
Preferred stock dividends                                           (2,240)          (1,456)              -
                                                              ---------------  ---------------  --------------
Net income available to common stockholders                       $ 25,030         $ 21,295        $ 16,280
                                                              ---------------  ---------------  --------------
Earnings per common share:
    Basic earnings per common share                                 $ 2.13           $ 1.83          $ 1.44
    Diluted earnings per common share                               $ 2.08           $ 1.77          $ 1.38
Earnings per common share before cumulative
   effect of change in accounting principles
    Basic earnings per common share                                 $ 2.13           $ 1.83          $ 1.50
    Diluted earnings per common share                               $ 2.08           $ 1.77          $ 1.45

                     See accompanying notes to consolidated financial statements.

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (in thousands)

                                     Common           Preferred                  Accumulated
                                     Stock              Stock       Additional      Other
                              ------------------ ------------------  Paid-in    Comprehensive    Retained
                               Shares   Amount     Shares  Amount     Capital    Income/(Loss)   Earnings    Total
                              -------- --------- -------- --------- ----------   -------------- ---------- ----------
Balance, January 1, 2001      11,152   $11,152        -       $ -   $ 72,773        $ 31,498    $17,238    $132,661
                              -------- --------- -------- --------- ----------   -------------- ---------- ----------

  Net income                                                                                     16,280      16,280
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $4.2 million                                                      (7,601)                (7,601)
  Cumulative effect of change in
    accounting principles,
    net of taxes of $4.8 million                                                      (8,632)                (8,632)
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $3.7 million                                                      (6,870)                (6,870)
                                                                                                           ----------
  Total comprehensive loss                                                                                   (6,823)
  Issuance of class C
   common stock                   412       412                         8,187                                 8,599
                              -------- --------- -------- --------- ----------   -------------- --------   ----------
Balance, December 31, 2001     11,564   $11,564        -       $ -   $ 80,960        $ 8,395    $33,518    $134,437
                              -------- --------- -------- --------- ----------   -------------- --------   ----------

  Net Income                                                                                     22,751      22,751
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $20.7 million                                                     38,423                 38,423
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $25.4 million                                                    (47,225)               (47,225)
                                                                                                          ----------
 Total comprehensive income                                                                                  13,949
  Issuance of class C
   common stock                    74        74                         1,900                                 1,974
  Issuance of preferred stock                        700    35,000       (333)                               34,667
  Preferred stock dividends                                                                      (1,456)     (1,456)
                              -------- --------- -------- --------- ----------   -------------- --------  ----------
Balance, December 31, 2002     11,638   $11,638      700   $35,000   $ 82,527         $ (407)   $54,813    $183,571
                              -------- --------- -------- --------- ----------   -------------- --------  ----------

  Net Income                                                                                     27,270      27,270
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $10.3 million                                                    (19,063)               (19,063)
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $9.2 million                                                      17,175                 17,175
                                                                                                          ----------
  Total comprehensive income                                                                                 25,382
  Issuance of class C
   common stock                   416       416                         6,125                                 6,541
  Preferred stock dividends                                                                      (2,240)     (2,240)
                              -------- --------- -------- --------- ----------   -------------- --------   ----------
Balance, December 31, 2003     12,054   $12,054      700   $35,000   $ 88,652       $ (2,295)   $79,843    $213,254
                              -------- --------- -------- --------- ----------   -------------- --------   ----------

                         See accompanying notes to consolidated financial statements.

                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For Year Ended December 31,
                                                                        ------------------------------------------------------
                                                                              2003              2002               2001
                                                                        -----------------  ----------------  -----------------
                                                                                            (in thousands)
Cash flows from operating activities:
   Net income                                                                $ 27,270          $ 22,751           $ 16,280
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                        (834)              743             (7,885)
    Amortization of debt premiums, discounts and issuance costs                34,844            46,859             89,131
    Proceeds from repayment of trading investment securities                    7,184            34,029             21,717
    Net change in fair value of trading securities and derivatives             (2,479)            4,359               (202)
    Amortization of settled financial derivatives contracts                     1,596             1,111                461
    Gain on the repurchase of debt                                                  -               889                  -
    Total provision for losses                                                  7,285             8,247              6,786
    Deferred income tax benefit                                                  (221)           (2,959)            (2,250)
    Decrease/(increase) in interest receivable                                  6,853            (9,023)              (572)
    (Increase)/decrease in guarantee and
     commitment fees receivable                                               (10,947)               66               (510)
    (Increase)/decrease in other assets                                       (21,965)           (6,089)               494
    (Decrease)/increase in accrued interest payable                            (3,414)            3,398              5,506
    Increase in other liabilities                                              23,436             6,756              3,762
                                                                        -----------------  ----------------  -----------------
     Net cash provided by operating activities                                 68,608           111,137            132,718
                                                                        -----------------  ----------------  -----------------
Cash flows from investing activities:
   Purchases of available-for-sale investment securities                     (959,081)         (179,146)          (592,747)
   Purchases of Farmer Mac II Guaranteed Securities and
     AgVantage bonds                                                         (299,079)         (200,583)          (273,061)
   Purchases of loans                                                        (248,219)         (794,328)          (278,989)
   Proceeds from repayment of investment securities                           719,262           331,880            412,310
   Proceeds from repayment Farmer Mac Guaranteed Securities                   363,718           242,748            268,351
   Proceeds from repayment of loans                                           151,824            67,168              2,021
   Proceeds from sale of loans and
    Farmer Mac Guaranteed Securities                                           78,254            47,682             82,995
   Purchases of office equipment                                                 (126)             (161)               (71)
                                                                        -----------------  ----------------  -----------------
    Net cash used in investing activities                                    (193,447)         (484,740)          (379,191)
                                                                        -----------------  ----------------  -----------------

Cash flows from financing activities:
   Proceeds from issuance of discount notes                                73,025,686        58,967,290        105,736,192
   Proceeds from issuance of medium-term notes                                354,027           303,017            295,186
   Payments to redeem discount notes                                      (73,235,160)      (58,433,613)      (105,641,354)
   Payments to redeem medium-term notes                                      (122,140)         (207,254)          (246,960)
   Settlement of financial derivatives                                         (2,001)           (5,053)            (5,230)
   Net proceeds from preferred stock issuance                                       -            34,667                  -
   Proceeds from common stock issuance                                          6,541             1,974              8,599
   Preferred stock dividends                                                   (2,240)           (1,456)                 -
                                                                        -----------------  ----------------  -----------------
    Net cash provided by financing activities                                  24,713           659,572            146,433
                                                                        -----------------  ----------------  -----------------
   Net (decrease)/increase  in cash and cash equivalents                     (100,126)          285,969           (100,040)

   Cash and cash equivalents at beginning of period                           723,800           437,831            537,871
                                                                        -----------------  ----------------  -----------------
   Cash and cash equivalents at end of period                               $ 623,674         $ 723,800          $ 437,831
                                                                        -----------------  ----------------  -----------------

                                  See accompanying notes to consolidated financial statements.


            FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 and 2001


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

As of December 31, 2003, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $5.8 billion. Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac's two principal sources of revenue are:

     o fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
     o net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, loans and investment securities.

Farmer Mac funds its program purchases by issuing debt obligations of various maturities. As of December 31, 2003, Farmer Mac had outstanding $2.6 billion of discount notes and $1.3 billion of medium-term notes. During 2003, Farmer Mac continued its strategy of issuing debt obligations and investing a portion of the proceeds in non-program investments to increase its presence in the capital markets and thereby improve the mortgage rates offered by lenders to farmers, ranchers and rural homeowners.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, valuation allowance for real estate owned and valuation of Farmer Mac Guaranteed Securities) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

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

(b)   Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2003, 2002 and 2001.

                                                                2003          2002          2001
                                                            ------------ ------------- -------------
                                                                         (in thousands)
Cash paid during the year for:
     Interest                                                $ 60,745      $ 63,750      $ 75,821
     Income taxes                                              11,000        12,600         8,200
Non-cash activity:
     Real estate owned acquired through foreclosure            19,868         7,632         2,457
     Loans securitized as Farmer Mac
        Guaranteed Securities                                  78,254        47,682        77,422
     Loans under LTSPCs converted to Farmer Mac
        Guaranteed Securities                                 722,315             -             -
     Loans acquired from on-balance sheet Farmer Mac
        Guaranteed Securities                                  35,100        25,675           526

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

(d)   Loans


Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. The net unamortized purchase premiums as of December 31, 2003 and 2002 were $13.3 million and $16.7 million, respectively. Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or market using the aggregate method.


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

Prior to April 1, 2001, Farmer Mac accounted for the transfer of loans into trusts in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 125"). Under that standard, each trust met the requirements of a "qualifying special purpose entity." Therefore, the trusts were not consolidated into Farmer Mac's consolidated financial statements. The Farmer Mac Guaranteed Securities securitized prior to April 1, 2001 that Farmer Mac retained, have been recorded in Farmer Mac's consolidated financial statements as Farmer Mac Guaranteed Securities and are classified and accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, see Note 2(c).

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

Transfers of agricultural mortgage loans into trusts in which Farmer Mac surrenders control over the financial assets and receives compensation other than beneficial interests in the underlying loans are recorded as sales under both SFAS 125 and SFAS 140. The carrying amount of the assets that are transferred in these transactions is allocated between the assets sold and the interests retained, if any, based on the relative fair values of each at the date of the transfer. A gain or loss is included in income for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. In 2003, 2002 and 2001, Farmer Mac did not realize any gains or losses upon the sale of loans accounted for as sales under SFAS 125 or SFAS 140.

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

(f)   Non-Performing Loans

Non-performing loans are loans for which it is probable that Farmer Mac will be unable to collect all amounts due according to the contractual terms of the loan agreement and include all loans 90 days or more past due. When a loan becomes 90 days past due, interest due on the loan is not recognized as interest income until the payment is received from the borrower. Interest previously accrued on such loans or interest advanced to security holders is charged against the allowance for losses when deemed uncollectible.

(g)   Real Estate Owned

Real estate owned consists of real estate acquired through foreclosure and is recorded at fair value less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate valuation method. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Subsequent to the acquisition, management continues to perform periodic valuations and establishes a valuation allowance for real estate owned through a charge to income in the provision for losses if the carrying value of a property exceeds its estimated fair value less estimated selling costs.

Farmer Mac contracts with third parties to operate or preserve real estate owned and offered for sale when appropriate to maintain property value. Non-recoverable costs are expensed as incurred and those related to the production of saleable goods or crops are capitalized to the extent they are realizable. As revenues from the sale of goods or crops are received, they are applied first to any capitalized costs and any remaining revenues offset non-recoverable expenses incurred.

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


Farmer Mac recognizes contracts and commitments as financial derivatives in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133").

Effective January 1, 2001, Farmer Mac adopted SFAS 133, which establishes accounting and reporting standards for financial derivatives including certain financial derivatives embedded in other contracts and for hedging activities. The adoption of SFAS 133 resulted in a $0.7 million charge, net of tax, reported as a cumulative effect of a change in accounting principles (net of taxes) and an $8.6 million decrease, net of tax, in stockholders' equity in Farmer Mac's consolidated financial statements as of and for the year ended December 31, 2001.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivatives in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges. Financial derivatives in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Financial derivatives that do not satisfy the hedging criteria of SFAS 133 are not accounted for as hedges and changes in the fair values of those financial derivatives are reported as gains or losses on financial derivatives and trading assets in the consolidated statements of operations.

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

(j)   Allowance for Losses

Farmer Mac maintains an allowance and contingent obligation for probable losses ("allowance for losses") to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies ("SFAS 5"), and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), as amended. The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is substantially the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards.

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

Farmer Mac estimates probable losses using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"). The Model draws upon historical information from a data set of agricultural mortgage loans recorded over a longer period of time than Farmer Mac's own experience to date, screened to include only those loans with credit characteristics similar to those on which Farmer Mac has assumed credit risk. The results generated by the Model are modified by the application of management's judgment, as required to take key factors into account, including:

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

In addition, Farmer Mac specifically analyzes certain assets in its portfolio for impairment. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total amount due, including principal, interest and advances under SFAS 114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total amount due, Farmer Mac specifically determines an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

For this analysis and the allocation of specific reserves as of December 31, 2003, Farmer Mac expanded the population of loans specifically reviewed to include:

     o non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan - and real estate owned);
     o loans for which Farmer Mac had adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and
     o additional performing loans that have previously been delinquent or are secured by real estate that produces commodities currently under stress.

Prior to December 31, 2003, the review consisted only of non-performing assets. Management believes that the general allowance, which is the difference between the total allowance for losses (generated through use of the Model) and the specific allowances, adequately covers any losses inherent in the portfolio of performing loans under SFAS 5.

Farmer Mac believes that the methodology described above produces a reliable estimate of the total probable losses inherent in Farmer Mac's portfolio. The
Model:

     o uses historical agricultural real estate loan origination and servicing data that reflect varied economic conditions and stress levels in the agricultural sector;
     o contains features that allow variations for changes in loan portfolio characteristics to make the data set more representative of Farmer Mac's portfolio and credit underwriting standards; and
     o considers the effects of the ageing of the loan portfolio along the expected loss curves associated with individual origination years, including the segments that are entering into or coming out of their peak default years.

When certain criteria are met, such as the default of the borrower, Farmer Mac may, in its sole discretion, repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. These acquisitions are recorded in the consolidated financial statements at their fair value. Fair value is determined by appraisal or management's estimate of discounted collateral value.

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

(k)   Earnings Per Common Share


Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per share is based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share ("EPS") for the years ended December 31, 2003, 2002 and 2001.

                                                2003                            2002                             2001
                                 --------------------------------  ------------------------------- -------------------------------
                                              Dilutive                        Dilutive                        Dilutive
                                   Basic       stock     Diluted     Basic     stock     Diluted     Basic     stock     Diluted
                                    EPS       options      EPS        EPS     options      EPS        EPS     options      EPS
                                 ---------- ----------- ---------  --------- ---------- ---------- --------- ---------- ----------
                                                              (in thousands, except per share amounts)
Net income available to         $ 25,030               $ 25,030    $ 21,295              $ 21,295  $ 16,280             $ 16,280
   common stockholders
Weighted-average                  11,742       307       12,049      11,613      437       12,050    11,329      440      11,769
   shares
Earnings per
   common share                   $ 2.13                 $ 2.08      $ 1.83                $ 1.77    $ 1.44               $ 1.38

Effects of:
   Cumulative effect of
    change in accounting
    principles                       -                     -           -                     -      $ (0.06)             $ (0.07)

(l)   Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(m)   Stock-Based Compensation


Farmer Mac accounts for its stock-based employee compensation plans, which are described more fully in Note 9, using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended. Accordingly, no compensation expense was recognized in 2003, 2002 and 2001 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated in the following table:


                                           For the Years Ended December 31,
                                       ----------------------------------------
                                          2003          2002          2001
                                       ------------ ------------- -------------
                                       (in thousands, except per share amounts)
Net income available to common
  stockholders, as reported              $ 25,030      $ 21,295      $ 16,280
Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes           304           617           577
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of tax               (2,833)       (2,990)       (2,662)
                                       ------------ ------------- -------------
Pro forma net income available to
  common stockholders                    $ 22,501      $ 18,922      $ 14,195
                                       ------------ ------------- -------------

Earnings per share:
  Basic - as reported                      $ 2.13        $ 1.83        $ 1.44
  Basic - pro forma                          1.92        $ 1.63        $ 1.25

  Diluted - as reported                    $ 2.08        $ 1.77        $ 1.38
  Diluted - pro forma                        1.87        $ 1.57        $ 1.21

The  underlying  assumptions to these fair value  calculations  are presented in
Note 9.

(n) Comprehensive Income/(Loss)

Comprehensive income/(loss) represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income available to common stockholders, unrealized gains and losses on securities available-for-sale and the effective portion of the unrealized gains and losses on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related taxes. Comprehensive income is reported in the consolidated statements of changes in stockholders' equity. The following table presents Farmer Mac's accumulated other comprehensive income/(loss) as of December 31, 2003, 2002 and 2001.

                                                                         As of December 31,
                                                                  2003         2002          2001
                                                             ------------- ------------ -------------
                                                                          (in thousands)
Net unrealized gains on securities
  available-for-sale, net of taxes                              $ 43,258     $ 62,321      $ 23,898
Net unrealized losses on financial derivatives in
  cash flow hedge relationships, net of taxes                    (45,553)     (62,728)      (15,503)
                                                             ------------- ------------ -------------
Accumulated other comprehensive income/(loss), net of tax       $ (2,295)      $ (407)      $ 8,395
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

(p)   New Accounting Standards

On January 1, 2003, Farmer Mac adopted the liability recognition provisions of the Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") which requires Farmer Mac to recognize, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee agreement and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. Subsequently, both the asset and the liability are measured and recorded at their fair value. In December of 2003, the SEC provided additional guidance on the "day two" accounting for these financial instruments. In accordance with this guidance, Farmer Mac has adopted the amortized cost model for day two accounting. This guidance will be applied prospectively for guarantees and commitments recorded at December 31, 2003 and all guarantees and commitments issued or modified on or after January 1, 2004.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Specifically, SOP 03-3 limits the yield that may be accreted and prohibits the "carry-over" of a valuation allowance for all impaired loans that are within the scope of SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.


On January 1, 2003, Farmer Mac adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"), which requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Prior to the adoption of this standard, gains and losses from the extinguishment or repurchase of debt were classified as extraordinary items. This standard effectively eliminated the classification of most debt extinguishments or repurchases as extraordinary items, as reflected in Farmer Mac's consolidated financial statements. All prior period repurchases of debt have been reclassified to conform to the new classification.


(q)   Reclassifications

Certain reclassifications of prior year information were made to conform to the 2003 presentation.


Farmer Mac has reclassified items on its consolidated statements of operations to present more clearly the costs related to carrying its real estate owned and the gains or losses incurred upon the ultimate disposition of real estate owned. Previously, gains and losses on the sale of real estate owned were reflected as adjustments to the allowance for losses as either a charge-off or recovery. Those amounts have been reclassified and are reported separately as gains or losses on the sale of real estate owned. Gains on the sale of real estate owned were $0.2 million, $0.1 million and $0.1 million for each of the years ended December 2003, 2002 and 2001, respectively.

During third quarter 2003, the Chief Accountant at the U.S. Securities and Exchange Commission provided additional guidance to all registrants regarding the classification on the statement of operations of realized gains and losses resulting from financial derivatives that are not in fair value or cash flow hedge relationships. All registrants were requested to comply with this guidance in future filings and to reclassify this activity for all prior periods presented. As a result of the application of this additional guidance, the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships have been reclassified from net interest income into gains and losses on financial derivatives and trading assets. For the years ended December 31, 2003, 2002 and 2001, this reclassification resulted in increases of net interest income and offsetting decreases in gains and losses on financial derivatives and trading assets of $0.2 million, $4.1 million and $2.3 million, respectively.

Farmer Mac reclassified its presentation of the allowance for losses and the provisions for losses as of and for the year ended December 31, 2001 to conform to the current year presentation. The following table summarizes the reclassifications on the 2001 consolidated financial statements to conform to the current presentation.

                                                  2001          Reclass-          2003
                                              Presentation     ifications     Presentation
                                             ---------------   -----------   ---------------
                                                             (in thousands)
Balance sheet reclassifications:
    Allowance for loan losses                         $ -       $ 1,352           $ 1,352
    Reserve for losses                             15,884        (1,352)           14,532
                                             ---------------   -----------   ---------------
       Total                                     $ 15,884           $ -          $ 15,884
                                             ---------------   -----------   ---------------

Statement of operations reclassifications:
    Provision for loan losses                         $ -         $ 600             $ 600
    (Gain)/loss on sale of real estate owned            -           (61)              (61)
    Provision for losses                            6,725          (539)            6,186
                                             ---------------   -----------   ---------------
       Total                                      $ 6,725           $ -           $ 6,725
                                             ---------------   -----------   ---------------

3. RELATED PARTY TRANSACTIONS


As provided by Farmer Mac's statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac's Class B voting common stock. Farmer Mac's statutory charter also provides that Class A stockholders elect five members of Farmer Mac's 15-member board of directors and that Class B stockholders elect five members of the board of directors. Additionally, in order to participate in the Farmer Mac I program, a financial institution must own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution. As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac's business. Farmer Mac considers that all such transactions were "arm's length" and has neither made to nor received concessions from these institutions that were outside the range of those made and received in other, similar transactions with non-related parties.


During 2003, Farmer Mac purchased newly originated and current seasoned eligible loans from 81 entities, placed loans under LTSPCs with 11 entities and conducted Farmer Mac II transactions with 150 entities operating throughout the United States. During 2003, the top ten institutions generated 80.8 percent of the total Farmer Mac I cash window loan volume. During 2002, Farmer Mac purchased newly originated and current seasoned eligible loans from 79 entities, placed loans under LTSPCs with 16 entities and conducted Farmer Mac II transactions with 143 entities operating throughout the United States. During 2002, the top 10 institutions generated 90.0 percent of the total Farmer Mac I cash window loan volume.

For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac's board of directors being affiliated with the entity in some capacity. These transactions were conducted in the ordinary course of business, with terms and conditions comparable to those availible to any other third party.

The following is a summary of the related party activity for the year ended
  December 31, 2003:

     o The following transactions occurred between Zions First National Bank or its affiliates ("Zions"), which is Farmer Mac's largest holder of Class A voting common stock and a major holder of Class C non-voting common stock, and Farmer Mac during 2003:

          o Farmer Mac purchased 148 loans having an aggregate principal amount of approximately $74.5 million from Zions under the Farmer Mac I program, representing approximately 38.7 percent of that program's volume for the year;
          o Farmer Mac purchased six USDA-guaranteed portions having an aggregate principal amount of approximately $1.7 million from Zions under the Farmer Mac II program, representing approximately
               0.6 percent of that program's volume for the year;
          o Farmer Mac sold approximately $75.8 million of Farmer Mac Guaranteed Securities to Zions at no gain or loss;
          o Farmer Mac and Zions entered into interest rate swap transactions having an aggregate notional principal amount of approximately $28.6 million (the aggregate outstanding notional principal amount all interest rate swap transactions between Farmer Mac and Zions was $307.6 million as of December 31, 2003);
          o Farmer Mac received approximately $1.4 million in guarantee fees on Farmer Mac Guaranteed Securities whose underlying loans were swapped or sold to Farmer Mac by Zions;
          o Farmer Mac paid Zions approximately $48,000 in underwriting and loan file review fees;
          o Zions received approximately $1.3 million in servicing fees for acting as a central servicer in the Farmer Mac I program;
          o Zions received approximately $225,500 in fees for acting as agent with respect to approximately $154.7 million of Farmer Mac medium-term notes; and
          o Zions received approximately $18,400 in commissions for acting as dealer with respect to approximately $189.0 million par value of Farmer Mac discount notes;

     o The following transactions occurred between AgFirst Farm Credit Bank ("AgFirst"), which is a major holder of Class B voting common stock, and Farmer Mac during 2003:

          o Farmer Mac purchased four loans having an aggregate principal amount of approximately $0.9 million from AgFirst under the Farmer Mac I program, representing approximately 0.5 percent of that program's volume for the year;
          o Farmer Mac extended LTSPCs on 1,016 loans having an aggregate principal balance of approximately $172.5 million to AgFirst (the aggregate outstanding principal balance of the 3,843 total loans underlying LTSPCs with AgFirst was $545.9 million as of December 31, 2003);
          o For the year ended December 31, 2003, Farmer Mac guaranteed approximately $393.0 million of Farmer Mac Guaranteed Securities backed by rural housing loans under which Farmer Mac is second-loss guarantor for the last 10 percent of the securities; the total guaranteed amount outstanding as of December 31, 2003 was $741.5 million;
          o Farmer Mac received approximately $0.4 million in guarantee fees and approximately $2.1 million in commitment fees attributable to transactions with AgFirst;
          o AgFirst received approximately $107,000 in servicing fees for acting as a central servicer in the Farmer Mac I program;
          o As of December 31, 2003, Farmer Mac owned approximately $88.0 million of fixed rate preferred stock issued by AgFirst, which Farmer Mac purchased on the open market prior to 2003.

     o During 2003, Farmer Mac extended LTSPCs on 287 loans having an aggregate principal balance of approximately $174.3 million to Farm Credit West, ACA or its affiliates ("FCW"), and Farmer Mac received commitment fees of approximately $1.9 million. During third quarter 2003, FCW exercised the conversion feature incorporated in all existing LTSPCs, and Farmer Mac converted $722.3 million of FCW's LTSPCs into a Farmer Mac I Guaranteed Security in a swap transaction. Farmer Mac received guarantee fees of approximately $1.7 million on FCW's Farmer Mac I Guaranteed Security during 2003. As of December 31, 2003, the aggregate outstanding principal balance of the 157 loans underlying LTSPCs with FCW was $106.2 million, and the aggregate outstanding balance of the 885 loans underlying FCW's Farmer Mac I Guaranteed Security was $680.2 million.

     o During 2003, Farmer Mac extended LTSPCs on 295 loans having an aggregate principal balance of approximately $47.4 million to Farm Credit Bank of Texas (the aggregate outstanding principal balance of the 275 loans underlying LTSPCs with AgStar Financial Services, ACA was $40.8 million as of December 31, 2003), and Farmer Mac received commitment fees of approximately $89,000.

     o During 2003, Farmer Mac purchased 37 USDA-guaranteed portions having an aggregate principal amount of approximately $8.7 million from Bath State Bank under the Farmer Mac II program, and Farmer Mac received approximately $45,000 in guarantee fees on Farmer Mac II Guaranteed Securities whose underlying USDA-guaranteed portions were sold to Farmer Mac by Bath State Bank.

     o During 2003, Farmer Mac extended LTSPCs on 2,347 loans having an aggregate principal balance of approximately $194.2 million to AgStar Financial Services, ACA (the aggregate outstanding principal balance of the 3,570 loans underlying LTSPCs with AgStar Financial Services, ACA was $265.6 million as of December 31, 2003), and Farmer Mac received commitment fees of approximately $0.9 million.


The following is a summary of the related party activity for the year ended December 31, 2002:

     o The following transactions occurred between Zions and Farmer Mac during 2002:

          o Farmer Mac purchased 183 loans having an aggregate principal amount of approximately $77.2 million from Zions under the Farmer Mac I program, representing approximately 4.1 percent of that program's volume for the year;
          o Farmer Mac purchased 16 USDA-guaranteed portions having an aggregate principal amount of approximately $3.6 million from Zions under the Farmer Mac II program, representing approximately
               2.1 percent of that program's volume for the year;
          o Farmer Mac sold approximately $47.7 million of Farmer Mac Guaranteed Securities to Zions at no gain or loss;
          o Farmer Mac and Zions entered into interest rate swap transactions having an aggregate notional principal amount of approximately $41.6 million (the aggregate outstanding notional principal amount all interest rate swap transactions between Farmer Mac and Zions was $326.8 million as of December 31, 2002);
          o Farmer Mac received approximately $1.0 million in guarantee fees on Farmer Mac Guaranteed Securities whose underlying loans were swapped or sold to Farmer Mac by Zions;
          o Farmer Mac paid Zions approximately $51,000 in underwriting and loan file review fees;
          o Zions received approximately $1.2 million in servicing fees for acting as a central servicer in the Farmer Mac I program;
          o Zions received approximately $43,000 in fees for acting as agent with respect to approximately $28.3 million of Farmer Mac medium-term notes; and
          o Zions received approximately $89,000 in commissions for acting as dealer with respect to approximately $738.7 million par value of Farmer Mac discount notes.

     o The following transactions occurred between AgFirst and Farmer Mac during 2002:

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

     o During 2002, Farmer Mac extended LTSPCs on 389 loans having an aggregate principal balance of approximately $388.6 million to FCW (the aggregate outstanding principal balance of the 777 loans underlying LTSPCs with FCW was $712.4 million as of December 31,
          2002), and Farmer Mac received commitment fees of approximately $2.8 million.

     o During 2002, Farmer Mac purchased 28 USDA-guaranteed portions having an aggregate principal amount of approximately $4.6 million from Bath State Bank under the Farmer Mac II program, and Farmer Mac received approximately $50,000 in guarantee fees on Farmer Mac II Guaranteed Securities whose underlying USDA-guaranteed portions were sold to Farmer Mac by Bath State Bank.

     o During 2002, Farmer Mac extended LTSPCs on 56 loans having an aggregate principal balance of approximately $4.5 million to AgStar Financial Services, ACA (the aggregate outstanding principal balance of the 1,540 loans underlying LTSPCs with AgStar Financial Services, ACA was $103.3 million as of December 31, 2002), and Farmer Mac received commitment fees of approximately $0.5 million.

     o During 2002, GreenPoint Financial Corp. or its affiliates received approximately $25,000 in servicing fees for acting as a central servicer in the Farmer Mac I program.


As of December 31, 2003 and 2002, Farmer Mac had net interest payable to Zions or its affiliates of approximately $6.2 million and $7.3 million, respectively. As of December 31, 2003 and 2002, Farmer Mac had the following commitment fees receivable from related parties:

                                           As of        As of
                                        December 31, December 31,
                                            2003        2002
                                        -----------  ----------
                                            (in thousands)
Farm Credit West, ACA or its affiliates    $ 321       $ 291
AgStar Financial Services, ACA               100          38
AgFirst Farm Credit Bank                     380         307

4. INVESTMENT SECURITIES


Farmer Mac's investment portfolio is comprised of the following:


                     December 31,    December 31,
                        2003            2002
                    -------------   ------------
                           (in thousands)
Held-to-maturity       $ 10,604       $ 10,604
Available-for-sale    1,039,673        795,234
Trading                  14,505         24,571
                    -------------   ------------
                    $ 1,064,782      $ 830,409
                    -------------   ------------

The amortized cost and estimated fair values of investments as of December 31, 2003 and 2002 were as follows. Fair value was estimated based on quoted market prices.

                                                  2003                                             2002
                              --------------------------------------------------- ---------------------------------------------
                               Amortized    Unrealized   Unrealized                Amortized  Unrealized Unrealized
                                  Cost         Gain         Loss      Fair Value     Cost        Gain       Loss     Fair Value
                              ------------ ------------ ------------ ------------ ----------- ---------- ----------- -----------
                                                                   (in thousands)
Held-to-maturity:
   Cash investment in
    fixed rate guaranteed
    investment contract         $ 10,604       $ 342         $ -      $ 10,946     $ 10,604       $ 890         $ -    $ 11,494
                              ------------ ------------ ------------ ------------ ----------- ---------- ----------- -----------
    Total held-to-maturity      $ 10,604       $ 342         $ -      $ 10,946     $ 10,604       $ 890         $ -    $ 11,494
                              ------------ ------------ ------------ ------------ ----------- ---------- ----------- -----------

Available-for-sale:
   Floating rate
    asset-backed securities     $ 78,817       $ 682         $ -      $ 79,499     $ 12,543         $ -      $ (345)   $ 12,198
   Floating rate corporate
    debt securities              370,145         573        (100)      370,618      344,330           -      (1,464)    342,866
   Fixed rate corporate
    debt securities                    -           -           -             -       34,000         552           -      34,552
   Fixed rate preferred
    stock                        186,253      12,196           -       198,449      186,799      11,511           -     198,310
   Fixed rate
    commercial paper             120,452           -           -       120,452            -           -           -           -
   Floating rate
    municipal bonds                2,820           -           -         2,820            -           -           -           -
   Floating rate mortgage-
    backed securities            268,522         198        (885)      267,835      207,394           -         (86)    207,308
                              ------------ ------------ ------------ ------------ ----------- ---------- ----------- -----------
    Total available-for-sale  $1,027,009    $ 13,649      $ (985)   $1,039,673     $785,066    $ 12,063    $ (1,895)  $ 795,234
                              ------------ ------------ ------------ ------------ ----------- ---------- ----------- -----------

Trading:
   Adjustable rate mortgage-
    backed securities           $ 14,296       $ 209         $ -      $ 14,505     $ 23,944       $ 627         $ -    $ 24,571
                              ------------- ----------- ----------- ------------------------ ----------- ----------- -----------
    Total trading               $ 14,296       $ 209         $ -      $ 14,505     $ 23,944       $ 627         $ -    $ 24,571
                              ------------- ----------- ----------- ------------------------ ----------- ----------- -----------

As of December 31, 2003 no unrealized losses were incurred on trading and held-to-maturity portfolios. Unrealized losses on available-for-sale securities were as follows as of December 31, 2003.


                                   Available-for-Sale
                                      Securities
                              ---------------------------------
                               Fair Value      Unrealized Loss
                              -------------    ----------------
                                      (in thousands)
Unrealized loss position
   for less than 12 months      $ 258,893          $ (961)
Unrealized loss position
   for more than 12 months         10,171             (24)
                              -------------     --------------
   Total                        $ 269,064          $ (985)
                              -------------     --------------

The amortized cost, fair value and yield of investments by remaining contractual maturity as of December 31, 2003 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages. As of December 31, 2003 Farmer Mac owned one held-to-maturity investment that matures after ten years with an amortized cost of $10.6 million, a fair value of $10.9 million, and a yield of six percent.

                                 Available-for-Sale                      Trading                             Total
                        ----------------------------------- -------------------------------- ---------------------------------
                          Amortized                         Amortized                           Amortized
                            Cost      Fair Value   Yield      Cost     Fair Value   Yield         Cost     Fair Value   Yield
                        ----------------------------------- -------------------------------- ---------------------------------
                                                                   (dollars in thousands)
Due within one year      $ 218,891   $ 218,949    1.34%        $ -      $ -          -         $ 218,891   $ 218,949    1.34%
Due after one year
   through five years      281,701     282,130    1.39%          -        -          -           281,701     282,130    1.39%
Due after five years
   through ten years       187,371     199,569    8.07%          -        -          -           187,371     199,569    8.07%
Due after ten years        339,046     339,025    1.60%      14,296       14,505    4.38%        353,342     353,530    1.71%
                        --------------------------------- ------------- -------------------- ---------------------------------
   Total                $1,027,009  $1,039,673    2.67%    $ 14,296     $ 14,505    4.38%     $1,041,305  $1,054,178    2.69%
                        --------------------------------- ------------- -------------------- ---------------------------------

5. FARMER MAC GUARANTEED SECURITIES

As of December 31, 2003 and 2002, Farmer Mac on-balance sheet Guaranteed Securities included the following:

                                           As of December 31,
               ----------------------------------------------------------------------------
                                2003                                  2002
               -----------------------------------  ---------------------------------------
                Held-to-  Available-for              Held-to-   Available-for
                Maturity      Sale        Total      Maturity      Sale           Total
               ---------- ------------- ----------  ---------- --------------- ------------
                                            (in thousands)
Farmer Mac I   $ 49,901     $779,560     $829,461    $ 60,519     $969,234     $1,029,753
Farmer Mac II   678,673          -        678,673     578,754         -          578,754
               ---------- ------------- ----------  ---------- --------------- ------------
   Total       $728,574     $779,560   $1,508,134    $639,273     $969,234      $1,608,507
               ---------- ------------- ----------  ---------- --------------- ------------


The following table sets forth the amortized costs, unrealized gains and losses and estimated fair values of the Farmer Mac Guaranteed Securities as of December 31, 2003 and 2002.

                                                 As of December 31,
                    ----------------------------------------------------------------------------
                               2003                                       2002
                    -----------------------------------   ---------------------------------------
                     Held-to-  Available-for               Held-to-   Available-for
                     Maturity      Sale        Total       Maturity      Sale          Total
                    ---------- ------------- ----------   ---------- -------------- ------------
                             (in thousands)
Amortized cost       $728,574   $725,674     $1,454,248    $639,273    $883,120     $1,522,393
Unrealized gains       14,434     53,886         68,320      24,376      86,114        110,490
Unrealized losses         -          -             -           -           -              -
                    ---------- ------------- ----------   ---------- -------------- ------------
   Fair value        $743,008   $779,560     $1,522,568    $663,649    $969,234     $1,632,883
                    ---------- ------------- ----------   ---------- -------------- ------------

Of the total Farmer Mac Guaranteed Securities held by Farmer Mac as of December 31, 2003, $969.6 million are fixed-rate or reprice after one year.


The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of December 31, 2003.

                                            December 31, 2003
                                         -----------------------
                                         (dollars in thousands)

Fair value of beneficial interests retained
    in Farmer Mac Guaranteed Securities        $ 1,522,568

Weighted-average remaining life (in years)             4.7

Weighted-average prepayment speed (annual rate)        9.9%
    Effect on fair value of a 10% adverse change     $(811)
    Effect on fair value of a 20% adverse change   $(1,531)

Weighted-average discount rate                         4.6%
    Effect on fair value of a 10% adverse change  $(19,299)
    Effect on fair value of a 20% adverse change  $(38,445)

These sensitivities are hypothetical. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In fact, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might amplify or counteract the sensitivities.

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


                               Outstanding Principal         90-Day
                                      Amount            Delinquencies (1)         Net Credit Losses
                              -----------------------  ------------------   -------------------------------
                                          As of December 31,                For the Year Ended December 31,
                              ------------------------------------------    -------------------------------
                                 2003         2002        2003      2002         2003       2002       2001
                              -----------   ----------   -------- ---------    ---------- --------------------
                                                             (in thousands)
On-balance sheet assets:
   Farmer Mac I:
    Loans                      $ 976,280    $ 949,378    $ 22,721   $ 54,679     $ 3,219    $ 3,728    $ 1,325
    Guaranteed Securities        777,134      946,014       5,368          -         440        368       (211)
   Farmer Mac II:
    Guaranteed Securities        678,229      578,681          -           -           -          -          -
                              -----------   ----------   --------   ---------    --------   --------   --------
  Total on-balance sheet     $ 2,431,643  $ 2,474,073    $ 28,089   $ 54,679     $ 3,659    $ 4,096    $ 1,114
                              -----------   ----------   --------   ---------    --------   --------   --------
Off-balance sheet assets:
   Farmer Mac I:
    LTSPCs                   $ 2,348,703  $ 2,681,240     $ 1,560    $ 3,535         $ -        $ -        $ -
    Guaranteed Securities        952,134      299,940         407          -           -          -      1,050
   Farmer Mac II:
    Guaranteed Securities         51,241       67,109          -           -           -          -          -
                              -----------   ----------   --------   ---------    --------   --------   --------
    Total off-balance sheet  $ 3,352,078  $ 3,048,289     $ 1,967    $ 3,535         $ -        $ -    $ 1,050
                              -----------   ----------   --------   ---------    --------   --------   --------
     Total                   $ 5,783,721  $ 5,522,362    $ 30,056   $ 58,214     $ 3,659    $ 4,096    $ 2,164
                              -----------   ----------   --------   ---------    --------   --------   --------

(1) Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy excluding loans performing under either their original loan terms or a court-approved bankruptcy plan. 90-day deliquencies do not include deliquencies on Farmer Mac II Guaranteed Securities because the portion of loans underlying these securities are obligations backed by full faith credit of the United States.


6. FINANCIAL DERIVATIVES

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of Farmer Mac's debt to match more closely the cash flow and duration characteristics of the Corporation's assets and to derive an overall lower effective fixed-rate cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. Farmer Mac is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS 133. Farmer Mac enters into financial derivatives as an end-user, not for trading or speculative purposes. As with any financial instrument, financial derivatives have inherent risks: market risk and credit risk.

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

Credit Risk:


Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain. Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts. Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements. Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac's exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements. As of December 31, 2003 and 2002, Farmer Mac's credit exposure, excluding netting arrangements, was $1.0 million and $0.4 million, respectively; however, including netting arrangements, Farmer Mac had no net receivables. Conversely, financial derivatives in a net payable position required Farmer Mac to pledge securities as collateral of approximately $16.9 million and $37.0 million as of December 31, 2003 and December 31, 2002, respectively.


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

Fair Value Hedges:

Interest Rate Swaps: Farmer Mac uses interest rate swaps primarily to offset the change in value of certain fixed rate investments and liabilities caused by movements in the benchmark interest rate (LIBOR). In calculating the effective portion of the fair value hedges under SFAS 133, the change in fair value of the financial derivative is recognized currently in earnings, as is the change in the value of the hedged items attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statement of operations as a gain or loss on financial derivatives and trading assets. Fair value hedge ineffectiveness for each of the years ended December 31, 2003 and 2002 was not significant.

Forward Sale Agreements: Loans held for sale expose Farmer Mac to interest rate risk. Farmer Mac manages this risk for certain loans held for sale by selling forward government-sponsored enterprise debt and mortgage backed securities. The changes in fair values of the hedged loans and the related financial derivatives are recorded in the consolidated statements of operations as a gain or loss on financial derivatives and trading assets. The net change in the fair values of loans held for sale and the related financial derivatives for each of the years ended December 31, 2003 and 2002 was not significant.

The following table summarizes information related to Farmer Mac's financial derivatives in fair value hedge relationships as of December 31, 2003:



                                                                                                                         Weighted-
                                                                               Weighted-     Weighted-     Weighted-      Average
                                                           Fair Value           Average       Average       Average      Remaining
                                       Notional   ---------------------------     Pay         Receive       Forward         Life
                                        Amount        Asset      (Liability)      Rate          Rate         Price       (in Years)
                                      ----------- ------------- ------------- ------------  ------------  ------------  ------------
                                                                       (dollars in thousands)
Medium-term notes:
    Pay variable interest rate swaps   $ 145,000          -        (2,782)       1.93%         3.70%             -          4.82
Loans:
    Agency forwards                       26,332         76             -            -             -          1.07          0.04
                                      ----------- ------------- ------------- ------------  ------------
       Total fair value hedges         $ 171,332       $ 76      $ (2,782)       1.93%         3.70%
                                      ----------- ------------- ------------- ------------  ------------

Cash Flow Hedges:

Interest  Rate  Swaps:
Farmer Mac uses  interest  rate swaps to hedge the  variability  of future  cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. With respect to the variable rate liabilities (discount notes or medium-term notes) on its balance sheet, Farmer Mac uses interest rate swaps to hedge the risk of changes in the benchmark rate (LIBOR). With respect to the hedging of the forecasted issuance of discount notes or medium-term notes, Farmer Mac utilizes interest rate swaps with a longer maturity than the underlying liabilities. The use of interest rate swap contracts with longer maturities than the underlying liabilities allows Farmer Mac to hedge both the risk of changes in the benchmark rate (LIBOR) on existing liabilities and the replacement of such liabilities upon maturity. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS 133. Farmer Mac expects to hedge the forecasted issuance of liabilities over a period that ranges from a minimum of 1 year to a maximum of 15 years.

Farmer Mac measures the ineffectiveness of cash flow hedges in accordance with SFAS 133 and reports this amount, if any, as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. The ineffectiveness for each of the years ended December 31, 2003 and 2002 was not significant.

Basis Swaps:
Farmer Mac uses basis swaps to create comparable asset-liability positions. Specifically, Farmer Mac uses basis swaps to hedge combined asset-liability positions in which an asset and a liability with variable cash flows have different interest rate bases. Basis swaps are used to convert the interest rate index of the asset to the same index as the variable rate liability or vice versa. These swaps are treated as effective hedge relationships if the index of one leg of the swap is the same as the index of the identified asset and the index of the other leg of the swap is the same as the index of the identified liability. Farmer Mac measures ineffectiveness for basis swaps in accordance with SFAS 133 and reports this amount as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. The ineffectiveness for each of the years ended December 31, 2003 and 2002 was not significant.

A significant proportion of Farmer Mac's outstanding basis swaps are with a related party. See Note 3 for additional information on these related party transactions.

Forward Sale Agreements and Future Contracts:
Farmer Mac uses forward sale contracts involving government-sponsored enterprise debt instruments and mortgage backed securities and futures contracts involving U.S. Treasury securities to reduce the variability of future changes in interest rates on forecasted issuances of liabilities. Farmer Mac measures ineffectiveness in accordance with the provisions of SFAS 133. The ineffectiveness for each of the years ended December 31, 2003 and 2002 was not significant. The effective portion of the change in fair value of these contracts is recorded in accumulated other comprehensive income/(loss), net of tax. The amounts recorded in accumulated other comprehensive income/(loss) will be recognized in the statements of operations as the hedged transactions affect earnings.

The following table summarizes information related to financial derivatives in cash flow hedging relationships, as of December 31, 2003:




                                                                                                                         Weighted-
                                                                               Weighted-     Weighted-     Weighted-      Average
                                                           Fair Value           Average       Average       Average      Remaining
                                       Notional   ---------------------------     Pay         Receive       Forward         Life
                                        Amount        Asset      (Liability)      Rate          Rate         Price       (in Years)
                                      ----------- ------------- ------------- ------------  ------------  ------------  ------------
                                                                       (dollars in thousands)
Discount notes or medium-term notes:
    Pay fixed interest rate swaps     $ 636,213        $ 885      $(56,282)      5.81%         1.16%             -          7.74
    Agency forwards                      54,196            -          (417)          -             -          1.03          0.04
Loans or Farmer Mac Guaranteed
  Securities and discount notes:
    Basis swaps                         307,621            -        (5,879)      4.80%         1.46%             -         11.76
                                    --------------- ------------  ------------ ------------  ------------
       Total cash flow hedges         $ 998,030        $ 885      $(62,578)      5.48%         1.26%
                                    --------------- ------------  ------------ ------------  ------------

As of December 31, 2003, Farmer Mac had approximately $45.6 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or issuance of discount notes or medium-term notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

During the next 12 months, Farmer Mac expects to reclassify approximately $8.1 million of the net after-tax unrealized losses included in accumulated other comprehensive income/(loss) as of December 31, 2003.


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

The following table summarizes information related to Farmer Mac's other financial derivatives as of December 31, 2003:

                                                                                                               Weighted-
                                                                                  Weighted-    Weighted-       Average
                                                                Fair Value         Average      Average       Remaining
                                             Notional   ------------------------     Pay        Receive          Life
                                              Amount     Asset      (Liability)     Rate         Rate        (in Years)
                                            ----------- ---------- ------------- ------------ -----------    ------------
                                                                     (dollars in thousands)

Pay fixed callable interest rate swaps      $ 138,177     $ -      $ (2,023)        6.16%        2.70%         8.76
Basis swaps                                    14,296       -          (260)        4.38%        1.43%         3.30
Other swaps                                    25,000       -           (27)        1.67%        1.04%         2.83
Purchased caps                                210,000       -             -             -            -         0.75
                                           ----------------------  ------------  ------------ -----------
   Total other financial derivatives        $ 387,473     $ -      $ (2,310)        5.38%        2.36%
                                           ----------------------  ------------  ------------ -----------

For the years ended December 31, 2003 and 2002, Farmer Mac reported $2.4 million of gains and $8.4 million of losses, respectively, on financial derivatives that do not receive hedge accounting treatment and trading assets in the consolidated statements of operations.


7. NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of one year or less, whereas medium-term notes have maturities of one to 15 years.

The following table sets forth information related to Farmer Mac's borrowings for 2003 and 2002:


                                         2003                                                2002
                 ------------------------------------------------------------------------------------------------------------
                                             Average                                              Average
                  Outstanding as of    Outstanding During    Maximum     Outstanding as of   Outstanding During    Maximum
                  December 31, 2003          the Year       Outstanding  December 31, 2002        the Year       Outstanding
                 -------------------- ---------------------  at Any     -------------------  -------------------   at Any
                    Amount     Rate       Amount    Rate    Month End      Amount    Rate       Amount    Rate    Month End
                 ----------- -------- ------------- ------ ------------ ------------ ------  ------------------- ------------
                                                           (dollars in thousands)
Due within one
  year:
  Discount notes  $2,645,624    1.04%   $2,702,188  1.21%   $2,781,377   $2,777,206  2.71%    $2,533,762  2.65%  $2,815,784
  Current portion
   of medium-
   term notes        153,760    4.57%                                       118,540  4.61%
                 ----------- ---------                                  ------------ ------
                  $2,799,384    1.23%                                    $2,895,746  2.79%
                                                                        ------------ ------
Due after one
  year:
  Medium-term
   notes due in:
   2005              302,903    4.87%
   2006              253,310    3.93%
   2007               59,303    3.93%
   2008              209,360    2.82%
   2009              134,914    6.56%
   Thereafter        176,320    6.51%
                 ------------ --------
                   1,136,110    4.69%
                 ------------ --------
   Total          $3,935,494    2.23%
                 ------------ --------

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes the maturities, amounts and costs for Farmer Mac callable debt by call period as of December 31, 2003.


                         Callable Debt as of
                          December 31, 2003
               -----------------------------------------
                  Maturity       Amount          Rate
               ------------ --------------  ------------
                       (dollars in thousands)
Callable in:
   2004         2005-2013      $ 167,748         2.68%
   2005           2008            15,000         3.63%
                            --------------  ------------
                               $ 182,748         2.76%
                            --------------  ------------

The following schedule summarizes the earliest repricing date of total borrowings outstanding as of December 31, 2003, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.


               Earliest Repricing Date of
                 Borrowings Outstanding
              -----------------------------
                                Weighted-
                                 Average
                  Amount           Rate
              ---------------   -----------
                 (dollars in thousands)

2004           $ 2,967,133         3.58%
2005               262,986         5.38%
2006               166,878         4.75%
2007                59,303         5.36%
2008               184,360         2.68%
2009               134,914         5.56%
Thereafter         159,920         6.60%
            ---------------   -----------
     Total     $ 3,935,494         3.96%
            ---------------   -----------

During 2003 and 2002, Farmer Mac called $83.7 million and $49.3 million of callable medium-term notes, respectively.


Authority to Borrow from the U.S. Treasury

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

Gains and Losses on the Repurchase of Outstanding Debt


During 2002, Farmer Mac recognized $1.4 million of net gains on the repurchase of $103.7 million of outstanding Farmer Mac debt. All of the repurchases were from outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an interest rate of 5.4 percent. Those debt securities were replaced with new fixed-rate funding to the same maturity dates at lower effective interest rates.


8. ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover probable estimated principal and interest losses on all loans held (allowance for loan losses), loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs
(reserve for losses and a portion of the guarantee and commitment obligation that represents Farmer Mac's contingent obligation for probable losses) and real estate owned (real estate owned valuation allowance). No allowance for losses has been provided for Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or for Farmer Mac II Securities. See Note 2(e), Note 2(j), Note 5 and
Note 12 for more information about Farmer Mac Guaranteed Securities.

The allowance for losses is increased through periodic provisions for losses charged to expense and reduced by charge-offs for actual losses, net of recoveries. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2003:

                                     -------------------------------------------------------------------------
                                                                                  Contingent
                                       Allowance         REO                      Obligation        Total
                                        for Loan       Valuation      Reserve     for Probable     Allowance
                                         Losses        Allowance     for Losses      Losses        for Losses
                                     -------------- -------------- ------------- --------------  -------------
                                                                   (in thousands)
Balances as of January 1, 2001            $ 420            $ -      $ 10,903            $ -       $ 11,323
                                     -------------- -------------- ------------- --------------  -------------
     Provision for losses                   600              -         6,186              -          6,786
     Net allocation of
       allowance                             (5)             -             5              -              -
     Net recoveries/(charge-offs)           337              -        (2,562)             -         (2,225)
                                     -------------- -------------- ------------- --------------  -------------

Balances as of December 31, 2001        $ 1,352            $ -      $ 14,532            $ -       $ 15,884
                                     -------------- -------------- ------------- --------------  -------------
     Provision for losses                 1,340              -         6,907              -          8,247
     Net allocation of
       allowance                          3,221          1,308        (4,529)             -              -
     Net charge-offs                     (3,251)          (716)         (153)             -         (4,120)
                                     -------------- -------------- ------------- --------------  -------------

Balances as of December 31, 2002        $ 2,662          $ 592      $ 16,757            $ -       $ 20,011
                                     -------------- -------------- ------------- --------------  -------------
     Provision for losses                 6,524          1,230        (3,145)         2,676          7,285
     Net charge-offs                     (3,219)        (1,584)         (440)             -         (5,243)
                                     -------------- -------------- ------------- --------------  -------------

Balances as of December 31, 2003        $ 5,967          $ 238      $ 13,172        $ 2,676       $ 22,053
                                     -------------- -------------- ------------- --------------  -------------

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I program are underwritten for conformance to Farmer Mac's underwriting and appraisal standards and Farmer Mac believes the ultimate credit risk is substantially the same. Accordingly, management establishes general allowances for loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities collectively.

The following table presents Farmer Mac's reserve for losses for all post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs on a pro rata basis as of December 31, 2003 and 2002.


         Reserve for Losses on LTSPCs and Post-1996 Act
               Farmer Mac I Guaranteed Securities
-----------------------------------------------------------------------------------------
                                                          December 31,      December 31,
                                                             2003               2002
                                                       -----------------  ---------------
                                                                  (in thousands)
On-balance sheet Farmer Mac I Guaranteed Securities          $ 2,861          $ 4,036
Off-balance sheet Farmer Mac I Guaranteed Securities           1,070            1,280
LTSPCs                                                         9,241           11,441
                                                       -----------------  ---------------
 Total reserve for losses                                   $ 13,172          $ 16,757
                                                       -----------------  ---------------

When certain criteria are met, such as the default of the borrower, Farmer Mac may, in its sole discretion, repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. These acquisitions are recorded in the consolidated financial statements at their fair value. Fair value is determined by appraisal or other appropriate valuation method. In September 2002, Farmer Mac adopted EITF 02-9, which requires that Farmer Mac record at acquisition the difference between each loan's acquisition cost and its fair value, if any, as a charge to the reserve for losses. Prior to the adoption of EITF 02-9, any specific allowance that had been established for the off-balance sheet obligation would be transferred from the reserve for losses to the allowance for loan losses (referred to as "net allocation of the allowance" in the summary of the changes in the allowance for losses). Upon the receipt of each loan's updated appraisal or estimation of value, the difference between the acquisition cost of the loan and its fair value, if any, was recorded as a charge to the allowance for loan losses.

A portion of the allowance for losses is specifically allocated to impaired loans when the fair value of the collateral, less the estimated selling cost, is less than the cost basis in the loan. For this analysis and the allocation of specific reserves as of December 31, 2003, Farmer Mac expanded the population of loans specifically reviewed to include:

     o    non-performing assets;

     o loans for which Farmer Mac had adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and

     o additional performing loans that have previously been delinquent or are secured by real estate that produces commodities currently under stress.

Prior to December 31, 2003, the review consisted only of non-performing assets. The balance of impaired loans, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired loans as of December 31, 2003 and 2002 are summarized in the following table:

                                                    December 31, 2003                      December 31, 2002
                                          --------------------------------------- ----------------------------------------
                                                          Specific       Net                    Specific         Net
                                             Balance      Allowance    Balance      Balance     Allowance      Balance
                                          ------------- ------------------------- ------------- ---------------------------
                                                                          (in thousands)
Assets specifically reviewed
 for impairment:
     Specific allowance for losses           $ 18,213     $ (3,762)    $ 14,451     $ 12,137     $ (2,036)      $ 10,101
     No specific allowance for losses         154,487            -      154,487       63,171            -         63,171
                                          ------------- ------------ ------------ ------------ ------------  -------------
          Total                             $ 172,700     $ (3,762)   $ 168,938     $ 75,308     $ (2,036)      $ 73,272
                                          ------------- ------------ ------------ ------------ ------------  -------------

Farmer Mac recognized interest income of approximately $1.7 million and $0.6 million on impaired loans during the years ended December 31, 2003 and 2002, respectively. During 2003 and 2002, Farmer Mac's average investment in impaired loans and loans underlying on-balance sheet Farmer Mac Guaranteed Securities was $68.5 million and $71.0 million, respectively.

In accordance with the terms of all applicable trust agreements, Farmer Mac acquires all loans that collateralize Farmer Mac Guarantee Securities that become and remain 90 days or more past due on the next subsequent loan payment date. During 2003, Farmer Mac purchased 81 defaulted loans having a principal balance of $55.6 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs. During 2002, Farmer Mac made 79 such purchases for a total of $46.4 million. The following table presents Farmer Mac's purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.


                                               For the Year Ended
                                                  December 31,
                                          ------------------------------
                                               2003            2002
                                          --------------  --------------
                                                 (in thousands)
Defaulted loans purchased underlying
    off-balance sheet Farmer Mac I
    Guaranteed Securities                   $ 16,276        $ 17,386
Defaulted loans underlying
    on-balance sheet Farmer Mac I
    Guaranteed Securities transferred
    to loans                                  35,100          25,675
Defaulted loans purchased underlying
    LTSPCs                                     4,266           3,386
                                          --------------  --------------

Total                                       $ 55,642        $ 46,447
                                          --------------  --------------


Concentrations of Credit Risk

The following table sets forth the geographic and commodity diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2003 and 2002:


                                      As of December 31,
                               ---------------------------------
                                    2003              2002
                               ---------------   ---------------
                                       (in thousands)
By geographic region (1):
     Northwest                   $ 1,066,399       $ 1,167,331
     Southwest                     2,307,812         2,273,846
     Mid-North                       677,755           518,439
     Mid-South                       257,664           233,997
     Northeast                       397,231           298,340
     Southeast                       313,171           329,681
                               ---------------   ---------------
       Total                     $ 5,020,032       $ 4,821,634
                               ---------------   ---------------
By commodity:
     Crops                       $ 2,228,506       $ 2,085,963
     Livestock                     1,355,070           987,533
     Permanent plantings           1,025,245         1,341,165
     Part-time farms                 374,057           367,823
     Other                            37,154            39,150
                               ---------------   ---------------
       Total                     $ 5,020,032       $ 4,821,634
                               ---------------   ---------------
By original loan-to-value:
     0.00% to 40.00%             $ 1,300,869       $ 1,246,891
    40.01% to 50.00%               1,082,540         1,046,915
    50.01% to 60.00%               1,404,260         1,339,891
    60.01% to 70.00%               1,107,888         1,066,419
    70.01% to 80.00%                 109,848           106,493
    80.01% to 90.00%                  14,627            15,025
                               ---------------   ---------------
       Total                     $ 5,020,032       $ 4,821,634
                               ---------------   ---------------

(1) Geographic regions: Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southeast (AL, AR, FL, GA, LA, MS, SC); Southwest (AZ, CA, CO, HI, NM, NV, UT).

The original loan-to-value ratio is calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment. Current loan-to-value ratios may be higher or lower than the original loan-to-value ratios.

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

Preferred Stock

The Corporation has outstanding 700,000 shares of 6.40 percent Cumulative Preferred Stock, Series A, which has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends. The preferred stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date. Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. The costs of issuing the preferred stock were charged to additional paid-in capital.


Stock Option Plan

In 1996, Farmer Mac adopted a stock option plan for officers to acquire shares of Class C non-voting common stock. Under the 1996 plan, stock options awarded under the plan vested annually in thirds, with the last installment having vested in June 1998. If not exercised, any options granted under the 1996 plan will expire 10 years from the date of grant. The exercise price of options granted under the 1996 plan, which were issued in 1996, is $2.63. The maximum number of options that could be issued under the 1996 plan was 338,490, all of which were issued.

In 1997, Farmer Mac adopted a new stock option plan for directors, officers and other employees, the terms of which are generally the same as for the 1996 plan, except that options issued to directors since June 1, 1998, if not exercised, will expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the 1997 plan, 2,265,751 have been issued, net of cancellations. Options granted under the 1997 plan during 2003 have exercise prices ranging from $22.40 to $26.68 per share. For all stock options granted under both of Farmer Mac's plans, the exercise price was equal to the closing price of the Class C common stock on or immediately preceding the grant date.


The following table summarizes stock option activity for 2003 and 2002:


                                              2003                            2002
                                  ------------------------------  --------------------------
                                                   Weighted-                     Weighted-
                                                    Average                       Average
                                                    Exercise                      Exercise
                                     Shares          Price           Shares        Price
                                  -------------  ---------------  -------------  -----------
Outstanding, beginning of year      1,637,111       $ 19.45       1,416,426      $ 17.61
Granted                               366,104         22.67         270,421        28.97
Exercised                            (422,236)         9.14         (39,736)       15.64
Canceled                               (4,999)        28.07         (10,000)       31.24
                                  -------------  ------------   -------------  -----------
Outstanding, end of year            1,575,980       $ 22.92       1,637,111      $ 19.45
                                  -------------  ------------   -------------  -----------
Options exercisable at year end     1,247,658                     1,368,884
                                  -------------                 -------------


The cancellations of stock options during 2003 and 2002 were due to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors' or employees' departures from Farmer Mac. For 2003 and 2002 the additional paid in capital received as a result of the exercise of stock options was $3.4 million and $0.6 million, respectively. During 2003 and 2002 the reduction of income tax paid as a result of the deduction for the exercise of stock options was $2.8 million and $0.3 million, respectively.


The following table summarizes information regarding options outstanding as of December 31, 2003:


                      Options Outstanding        Exercisable
                 ------------------------------ --------------
                                   Weighted-
                                    Average
                                   Remaining
     Exercise      Number of      Contractual     Number of
       Price         Shares          Life          Shares
   ------------- -------------- --------------- --------------

      $ 2.63          5,490        2.5 years         5,490
       11.83         57,312        3.5 years        57,312
       12.67          1,200        4.7 years         1,200
       15.13        295,775        6.4 years       295,775
       16.38         24,110        6.7 years        24,110
       18.13          3,000        6.8 years         3,000
       18.25          2,400        3.9 years         2,400
       19.38         16,063        5.7 years        16,063
       20.00         77,586        2.7 years        77,586
       21.19          3,000        6.9 years         3,000
       22.08        194,064        5.4 years       194,064
       22.38          2,000        7.0 years         2,000
       22.40        343,104        9.4 years       114,368
       22.94          1,500        5.6 years         1,500
       26.20          2,000        7.2 years         2,000
       26.25         13,000        8.7 years         8,667
       26.68         21,000        9.8 years         6,999
       26.92            500        7.3 years           500
       27.75          3,000        7.1 years         3,000
       29.10        242,257        8.4 years       161,505
       29.56          1,000        8.7 years           500
       31.02          4,627        7.5 years         4,627
       31.20          8,750        7.7 years         8,750
       31.24        250,042        7.4 years       250,042
       31.50          1,500        7.4 years         1,500
       34.90          1,000        7.7 years         1,000
       34.91            200        7.7 years           200
       45.06            500        8.3 years           500
                 --------------                 --------------
                  1,575,980                      1,247,658
                 --------------                 --------------

The weighted-average fair values of options granted in 2003, 2002 and 2001 were $10.68, $13.50 and $11.61, respectively, which under the fair value-based method of accounting for stock-based compensation cost would have reduced net income available to common stockholders by $2.5 million, $2.4 million and $2.1 million for 2003, 2002 and 2001, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:


                                   2003        2002          2001
                               -----------  ----------   -----------
Risk-free interest rate             2.9%        5.2%          5.4%
Expected years until exercise    5 years     5 years       5 years
Expected stock volatility          47.8%       40.0%         47.1%
Dividend yield                      0.0%        0.0%          0.0%

Restricted Stock


In addition to stock options, the Corporation, by authorization of the board of directors, issued restricted stock to employees during 2003, 2002 and 2001. Restricted stock entitles participants to all the rights of a stockholder, except that some of the shares awarded are subject to forfeiture if the participant is not employed by Farmer Mac at the end of the restriction period and other shares are not subject to forfeiture but may not be disposed of by the participant during the restriction period. The vesting or restriction period is usually one to two years. The value of restricted stock granted to employees is amortized over the vesting period. During 2003, 2002 and 2001, 37,045 shares, 32,338 shares and 28,602 shares of restricted stock, respectively, were granted, resulting in compensation expense of $0.8 million, $0.9 million and $0.9 million being recognized during the respective years.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:

     o Minimum capital - Farmer Mac's minimum capital level is an amount of core capital (stockholders equity less accumulated other comprehensive income) equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus
          0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:
          o the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
          o instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
          o    other off-balance sheet obligations of Farmer Mac.
     o Critical capital - Farmer Mac's critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
     o Risk-based capital - The Act directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac, if so indicated by the risk-based capital stress test.

Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

As of December 31, 2003, Farmer Mac's minimum and critical capital requirements were $142.0 million and $71.0 million, respectively, and its actual core capital level was $215.5 million, $73.5 million above the minimum capital requirement and $144.5 million above the critical capital requirement. Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2003 was $38.8 million and Farmer Mac's regulatory capital (core capital plus allowance for losses) of $237.6 million exceeded that amount by approximately $198.8 million.


10. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2003, 2002 and 2001 were as follows:

                     2003          2002           2001
                -------------  -------------  -------------
                             (in thousands)
Current           $ 12,529       $ 12,768       $ 10,669
Deferred              (221)        (2,959)        (2,250)
                -------------  -------------  -------------
                  $ 12,308        $ 9,809        $ 8,419
                -------------  -------------  -------------

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                       2003        2002        2001
                                   ----------- ----------- ------------
                                         (dollars in thousands)
Tax expense at statutory rate       $ 13,852    $ 11,396      $ 8,899
Effect of non-taxable
 dividend income                      (1,694)     (1,596)        (386)
Other                                    150           9          (94)
                                   ----------- ----------- ------------
Income tax expense                  $ 12,308     $ 9,809      $ 8,419
                                   ----------- ----------- ------------
Statutory tax rate                     35.0%       35.0%        35.0%
Effective tax rate                     31.1%       30.1%        33.1%

The components of the deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:


                                                       2003        2002
                                                   ------------ -----------
                                                       (in thousands)
Deferred tax assets:
 Allowance for losses                                $ 8,216     $ 7,004
 Unrealized loss on financial derivatives
   designated as cash flow hedges                     24,529      33,777
 Other                                                 1,439       2,442
                                                   ------------ -----------
   Total deferred tax assets                          34,184      43,223

Deferred tax liability:
Unrealized gain on available-for-sale securities      23,293      33,557
                                                   ------------ -----------
   Total deferred tax liability                       23,293      33,557
                                                   ------------ -----------
Net deferred tax aset                                $10,891     $ 9,666
                                                   ------------ -----------

A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. No valuation allowance was considered necessary as of December 31, 2003 and 2002.

11. EMPLOYEE BENEFITS


On December 28, 1989, Farmer Mac adopted a defined contribution retirement plan for all of its employees. Through 2001, Farmer Mac contributed 13.2 percent of the lesser of an individual's gross salary or $170,000, plus 5.7 percent of the difference between (1) the lesser of the gross salary or $170,000 and (2) the Social Security Taxable Wage Base. The Economic Growth and Tax Relief Reconciliation Act of 2001 increased the $170,000 limit to $200,000 in 2002, to be adjusted from time to time for inflation. Employees are fully vested after having been employed for three years. Expense for this plan for the years ended December 31, 2003, 2002 and 2001 was $464,000, $384,000 and $376,000,
respectively.


12. OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved agricultural and rural residential mortgage lenders two alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program, and (2) LTSPCs, which are available only through the Farmer Mac I program. Both of these alternatives result in off-balance sheet transactions for Farmer Mac.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the loans are sold to third party investors. The table below summarizes certain cash flows received from and paid to these trusts.


                                         Year Ended December 31,
                                     -----------------------------
                                       2003       2002      2001
                                     ---------  --------- ---------
                                          (in thousands)

Proceeds from new securitizations    $ 78,254   $ 47,682   $ 82,995
Guarantee fees received                 1,988        775        579
Purchase of assets from the trusts     16,276     17,386      6,005
Servicing advances                        503      1,235        819
Repayments of servicing advances          107      1,134         52

Farmer Mac is liable under its guarantee to ensure that the securities make timely payments to investors of principal and interest based on the underlying loans, regardless of whether the trust has actually received such scheduled loan payments. As consideration for Farmer Mac's assumption of the credit risk on these mortgage pass-through certificates, Farmer Mac receives guarantee fees that are recognized as earned on an accrual basis over the life of the loan and based upon the outstanding balance of the Farmer Mac Guaranteed Security.


Farmer Mac is required to perform under its obligation when the underlying loans for the off-balance sheet Farmer Mac Guaranteed Securities do not make their scheduled installment payments. When a loan underlying a Farmer Mac I Guaranteed Security becomes 90 days or more past due, Farmer Mac may, in its sole discretion, repurchase the loan from the trust and generally does repurchase such loans, thereby reducing the principal balance of the outstanding Farmer Mac I Guaranteed Security.

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2003 and 2002, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.


            Outstanding Balance of Off-Balance Sheet
                Farmer Mac Guaranteed Securities
----------------------------------------------------------------------------
                                             December 31,      December 31,
                                                2003              2002
                                          -----------------  ---------------
                                                   (in thousands)
Farmer Mac I Guaranteed Securities:
   Post-1996 Act                              $ 952,134        $ 299,940
   Pre-1996 Act                                       -                -
                                          -----------------  ---------------
     Total Farmer Mac I                         952,134          299,940
Farmer Mac II Guaranteed Securities              51,241           67,109
                                          -----------------  ---------------

     Total Farmer Mac I and II              $ 1,003,375        $ 367,049
                                          -----------------  ---------------

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

As of December 31, 2003, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 16.4 years. As of December 31, 2003 and 2002, the portion of the allowance for losses attributable to off-balance sheet Farmer Mac Guaranteed Securities was $3.7 million and $1.3 million, respectively. The increase is largely a result of the contingent obligation for probable losses of $2.7 million, a component of the allowance for losses reported on the consolidated balance sheet as part of the guarantee and commitment obligation, which relates to an LTSPC converted into a Farmer Mac Guaranteed Security at the request of a program participant during 2003. The conversion resulted in a corresponding decrease in the portion of the allowance for losses attributable to LTSPCs. For additional detail on Farmer Mac's methodology for determining the allowance for losses, see Note 2(j) and
Note 8.


Long-Term Standby Purchase Commitments

An LTSPC is a commitment by Farmer Mac to purchase eligible loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates. As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears, in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

An LTSPC permits a seller to nominate from its portfolio a segregated pool of loans, which are retained in the seller's portfolio and serviced by the seller. Upon nomination, Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac's underwriting standards. Upon Farmer Mac's acceptance of the eligible loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements. Credit risk is transferred through Farmer Mac's commitment to purchase the segregated loans from the counterparty based upon Farmer Mac's original credit review and acceptance of the credit risk on the loans.

The specific events or circumstances that would require Farmer Mac to purchase some or all of the segregated loans under its LTSPCs include: (1) the failure of the borrower under any loan to make installment payments under that loan for a period of at least four months; or (2) the determination by the holder of the LTSPC to sell or exchange some or all of the loans under the LTSPC to Farmer Mac.

Farmer Mac generally purchases loans subject to an LTSPC:

     o    At  par  plus  accrued  interest,  if the  loans  become  four  months delinquent;
     o At a mark-to-market price, if the loans are not delinquent and are standard Farmer Mac cash window loan products; or in exchange for Farmer Mac I Guaranteed Securities.
     o If the loans are not four months delinquent, either at a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets; or in exchange for Farmer Mac I Guaranteed Securities.

As of December 31, 2003 and 2002, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.3 billion and $2.7 billion respectively.

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


As of December 31, 2003, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.5 years. The portion of the reserve for losses that was attributable to LTSPCs was $9.2 million and $11.4 million as of December 31, 2003 and 2002, respectively. The decrease is largely a result of the contingent obligation for probable losses, a component of the allowance for losses of $2.7 million created upon the conversion of an LTSPC into a Farmer Mac Guaranteed Security at the request of a program participant during 2003. The conversion resulted in a corresponding decrease in the portion of the allowance for losses attributable to LTSPCs. For additional detail on Farmer Mac's methodology for determining the reserve for losses, see Note 2(j) and Note 8.


Commitments


Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. All optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty. As of December 31, 2003, commitments to purchase Farmer Mac I and II loans totaled $11.2 million, none of which were optional commitments. Outstanding loan purchase commitments as of December 31, 2002, totaled $26.2 million, of which $4.5 million were optional commitments.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either: (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio. There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2003 and 2002. Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government sponsored enterprise debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac's office space for each of the years ended December 31, 2003, 2002 and 2001 was $0.5 million, $0.5 million and $0.3 million, respectively. The future minimum lease payments under Farmer Mac's non-cancelable lease for its office space are as follows:


   Future Minimum Lease Payments
-----------------------------------
            (in thousands)
       2004                $ 545
       2005                  558
       2006                  573
       2007                  586
       2008                  601
Thereafter                 1,897
                    ---------------
Total                    $ 4,760
                    ---------------

13. FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2003 and 2002. Significant estimates, assumptions and present value calculations are used for the following disclosure, resulting in a high degree of subjectivity in the indicated fair values. Accordingly, these estimated fair values are not necessarily indicative of what Farmer Mac would realize in an actual sale or purchase.


                                                          As of December 31,
                                       ----------------------------------------------------------
                                                   2003                           2002
                                       ---------------------------   ----------------------------
                                                         Carrying                      Carrying
                                         Fair Value       Amount       Fair Value       Amount
                                       --------------  -----------   --------------  ------------
                                                             (in thousands)
Financial assets:
    Cash and cash equivalents              $623,674       $623,674       $723,800      $ 723,800
    Investment securities                 1,065,124      1,064,782        831,299        830,409
    Farmer Mac Guaranteed Securities      1,522,568      1,508,134      1,632,883      1,608,507
    Loans                                 1,038,247        983,624      1,008,706        963,461
    Financial derivatives                       961            961            317            317

Financial liabilities:
    Notes payable:
     Due within one year                  2,801,616      2,799,384      2,863,224      2,895,746
     Due after one year                   1,213,623      1,136,110      1,168,760        985,318
     Financial derivatives                   67,670         67,670         94,314         94,314

Guarantee and commitment fees receivable:
    LTSPCs                                   26,547          4,136         27,102              -
    Off-balance sheet Farmer Mac
     Guaranteed Securities                    8,032          7,333          5,452              -

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

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                  2003 Quarter Ended                               2002 Quarter Ended
                                   ------------------------------------------------ ------------------------------------------------
                                     Dec. 31     Sept. 30     June 30     Mar. 31     Dec. 31     Sept. 30     June 30     Mar. 31
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
                                                          (dollars in thousands, except per share amounts)
Interest income                      $39,405      $39,320     $40,866     $41,968     $44,062      $46,185     $43,935     $37,688
Interest expense                      30,311       30,402      31,501      32,093      34,557       35,096      33,991      29,126
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
   Net interest income                 9,094        8,918       9,365       9,875       9,505       11,089       9,944       8,562
    Provision for loan losses           (509)      (3,391)     (1,416)     (1,208)     (1,340)           -           -           -
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
   Net interest income after
    provision for loan losses          8,585        5,527       7,949       8,667       8,165       11,089       9,944       8,562
Guarantee and commitment fees          5,424        5,056       5,111       5,094       5,114        4,874       4,723       4,567
Gains/(Losses) on derivatives         (1,297)      (3,348)      3,669       3,333      (3,679)      (2,563)     (1,324)       (868)
Gains/(Losses) on the
   repurchase of debt                      -            -           -           -      (2,021)           -         897       2,490
Gains/(Losses) on the sale
   of real estate owned                  201           79        (225)        123           -           85         (27)        (34)
Miscellaneous                             69          354         138         251         114          458         368         391
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
Total revenues                        12,982        7,668      16,642      17,468       7,693       13,943      14,581      15,108
Total operating expenses               5,292        2,325       3,532       4,033       3,210        6,012       5,015       4,530
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
Income before income taxes             7,690        5,343      13,110      13,435       4,483        7,931       9,566      10,578
Income tax expense                     2,234        1,438       4,184       4,452       1,146        2,341       2,944       3,376
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
Net income                             5,456        3,905       8,926       8,983       3,337        5,590       6,622       7,202
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
Preferred stock dividends               (560)        (560)       (560)       (560)       (560)        (560)       (336)          -
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
Net income available to
   common stockholders               $ 4,896      $ 3,345     $ 8,366     $ 8,423     $ 2,777      $ 5,030     $ 6,286     $ 7,202
                                   ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
Earnings per share:
    Basic net earnings                $ 0.42       $ 0.28      $ 0.72      $ 0.72      $ 0.24       $ 0.43      $ 0.54      $ 0.62
    Diluted net earnings              $ 0.40       $ 0.28      $ 0.70      $ 0.70      $ 0.23       $ 0.42      $ 0.52      $ 0.59

Item 9. Changes  in   and  Disagreements  With  Accountants  on  Accounting  and
        Financial Disclosure

      Not Applicable

Item 9A. Controls and Procedures

     Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2003. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective. For the quarter ended December 31, 2003, there were no significant changes in Farmer Mac's internal controls, or in other factors that could materially affect these controls, subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Farmer Mac has adopted a code of business conduct and ethics (the "Code") that applies to all directors, officers, employees and agents of Farmer Mac, including Farmer Mac's principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. A copy of the Code is available in the "Investors--Corporate Governance" section of Farmer Mac's Internet website (www.farmermac.com). Farmer Mac will post any amendment to, or waiver from, a provision of the Code in that same section of its Internet website. A print copy of the Code is available free of charge upon written request to Farmer Mac's Corporate Secretary.

     Additional information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2004.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2004.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2004.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 19, 2004.

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

+* 10.1.3 - Amended and Restated 1997 Incentive Plan (Form 10-Q filed  November
            14, 2003).

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

+* 10.2.9 - Amendment No. 9 dated  as  of June 1, 2000 to  Employment  Contract between Henry D. Edelman and the Registrant Form 10-Q filed August 14, 2000).

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

+* 10.3.6  - Amendment No. 6  dated  as  of June 1, 1995 to Employment  Contract between Nancy E.Corsiglia and the Registrant(Form 10-Q filed August 14, 1995).

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

+** 10.15 - Employment   Contract  dated   October 31, 2003  between  Michael P.
            Morris and the Registrant.

    21    - Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**  31.1 -  Certification   of   Chief  Executive   Officer  relating   to   the
            Registrant's  Annual Report on Form 10-K for the fiscal  year  ended
            December 31, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  31.2 -  Certification   of   Chief   Financial   Officer   relating  to  the
            Registrant's  Annual Report on Form 10-K for the  fiscal year  ended
            December 31, 2003, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  32   -  Certification of Chief Executive Officer and Chief Financial Officer
            relating to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     On October 16, 2003, Farmer Mac furnished to the Securities and Exchange Commission a Current Report on Form 8-K that attached a press release addressing a report issued by the U.S. General Accounting Office on Farmer Mac.

     On October 23, 2003, Farmer Mac furnished to the Securities and Exchange Commission a Current Report on Form 8-K that attached a press release announcing Farmer Mac's financial results for third quarter 2003.

     On November 14, 2003, Farmer Mac filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting that Farmer Mac had filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and that four of Farmer Mac's officers had each entered into a trading plan in compliance with Securities and Exchange Commission Rule 10b5-1.

     On December 5, 2003, Farmer Mac filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing that, on December 4, 2003, the Board of Directors of Farmer Mac had declared a quarterly dividend on the Corporation's 6.40% Cumulative Preferred Stock, Series A.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


     /s/ Henry D. Edelman                             March 12, 2004
-------------------------------------      -------------------------------------
By:   Henry D. Edelman                                      Date
      President and
      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                             Title                   Date

    /s/ Fred L. Dailey            Chairman of the Board and      March 12, 2004
--------------------------------  Director
  Fred L. Dailey

    /s/ Henry D. Edelman          President and Chief Executive  March 12, 2004
--------------------------------  Officer (Principal Executive
  Henry D. Edelman                Officer)


    /s/ Nancy E. Corsiglia        Vice President - Finance,      March 12, 2004
--------------------------------  Chief Financial Officer
  Nancy E. Corsiglia              and Treasurer
                                  (Principal Financial Officer)


    /s/ Timothy L. Buzby          Vice President - Controller    March 12, 2004
--------------------------------  (Principal Accounting Officer)
  Timothy L. Buzby

                 Name                             Title               Date

    /s/ Julia Bartling                          Director         March 12, 2004
---------------------------------------
  Julia Bartling

    /s/ Dennis L. Brack                         Director         March 12, 2004
---------------------------------------
  Dennis L. Brack

    /s/ Ralph W. Cortese                        Director         March 12, 2004
---------------------------------------
  Ralph W. Cortese

    /s/ Grace T. Daniel                         Director         March 12, 2004
---------------------------------------
  Grace T. Daniel

    /s/ Paul A. DeBriyn                         Director         March 12, 2004
---------------------------------------
  Paul A. DeBriyn

    /s/ Kenneth E. Graff                        Director         March 12, 2004
---------------------------------------
  Kenneth E. Graff

    /s/ W. David Hemingway                      Director         March 12, 2004
---------------------------------------
  W. David Hemingway

    /s/ Mitchell A. Johnson                     Director         March 12, 2004
---------------------------------------
  Mitchell A. Johnson

    /s/ Lowell L. Junkins                     Vice Chairman      March 12, 2004
---------------------------------------       and Director
  Lowell L. Junkins

    /s/ Glen Klippenstein                       Director         March 12, 2004
---------------------------------------
  Glen Klippenstein

    /s/ Charles E. Kruse                        Director         March 12, 2004
---------------------------------------
  Charles E. Kruse

    /s/ John G. Nelson                          Director         March 12, 2004
---------------------------------------
  John G. Nelson

    /s/ Peter T. Paul                           Director         March 12, 2004
---------------------------------------
  Peter T. Paul

    /s/ John Dan Raines, Jr.                    Director         March 12, 2004
---------------------------------------
  John Dan Raines, Jr.