Form 10-Q
period 2004-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2004-05-10
CIK 845877

As filed with the Securities and Exchange Commission
------------------------------------------------------------------------------
                                 on May 10, 2004
------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004    Commission File Number 0-17440

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

Yes   [X]               No    [  ]

     As of May 1, 2004, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,554,918 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

     The following interim condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited 2003 consolidated financial statements of Farmer Mac included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

     The  following  information   concerning  Farmer  Mac's  interim  condensed
consolidated financial statements is included in this report beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of March 31, 2004
        and December 31, 2003.......................................... 3
      Condensed Consolidated Statements of Operations for the
        three months ended March 31, 2004 and 2003..................... 4
      Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2004 and 2003..................... 5
      Notes to Condensed Consolidated Financial Statements............. 6

                               FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (unaudited)
                                       (dollars in thousands)

                                                                          March 31,         December 31,
                                                                            2004                2003
                                                                    ------------------  ------------------
Assets:
   Cash and cash equivalents                                             $ 336,245           $ 623,674
   Investment securities                                                 1,107,471           1,064,782
   Farmer Mac Guaranteed Securities                                      1,420,890           1,508,134

   Loans held for sale                                                      32,754              46,662
   Loans held for investment                                               946,617             942,929
     Allowance for loan losses                                              (7,671)             (5,967)
                                                                    ------------------  ------------------
       Loans, net                                                          971,700             983,624
   Real estate owned, net of valuation allowance of
     $0.2 million and $0.2 million                                          12,284              15,478
   Financial derivatives                                                     2,789                 961
   Interest receivable                                                      37,153              58,423
   Guarantee and commitment fees receivable                                 14,714              16,885
   Deferred tax asset, net                                                  13,839              10,891
   Prepaid expenses and other assets                                        28,505              16,798
                                                                    ------------------  ------------------
       Total Assets                                                    $ 3,945,590         $ 4,299,650
                                                                    ------------------  ------------------
Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
     Due within one year                                               $ 2,288,511         $ 2,799,384
     Due after one year                                                  1,291,956           1,136,110
                                                                    ------------------  ------------------
       Total notes payable                                               3,580,467           3,935,494

   Financial derivatives                                                    80,567              67,670
   Accrued interest payable                                                 28,425              26,342
   Guarantee and commitment obligation                                      13,597              14,144
   Accounts payable and accrued expenses                                    16,819              29,574
   Reserve for losses                                                       11,952              13,172
                                                                    ------------------  ------------------
       Total Liabilities                                                 3,731,827           4,086,396

Stockholders' Equity:
   Preferred Stock:
     Series A, stated at redemption/liquidation value,
       $50 per share, 700,000 shares authorized,
       issued and outstanding                                               35,000              35,000
   Common Stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding                               1,031               1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding                                   500                 500
     Class C Non-Voting, $1 par value, no maximum authorization,
       10,539,131 and 10,522,513 shares issued and outstanding
       as of March 31, 2004 and December 31, 2003                           10,539              10,523
   Additional paid-in capital                                               88,968              88,652
   Accumulated other comprehensive income/(loss)                            (9,945)             (2,295)
   Retained earnings                                                        87,670              79,843
                                                                    ------------------  ------------------
       Total Stockholders' Equity                                          213,763             213,254
                                                                    ------------------  ------------------
       Total Liabilities and Stockholders' Equity                      $ 3,945,590         $ 4,299,650
                                                                    ------------------  ------------------

                             See accompanying notes to condensed consolidated financial statements.

                     FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share amounts)

                                                        Three Months Ended
                                              --------------------------------------
                                                March 31, 2004       March 31, 2003
                                              -----------------    -----------------
Interest income:
   Investments and cash equivalents                 $ 8,335              $ 9,607
   Farmer Mac Guaranteed Securities                  16,628               19,512
   Loans                                             14,125               12,849
                                              -----------------    -----------------
    Total interest income                            39,088               41,968
Interest expense                                     29,621               32,093
                                              -----------------    -----------------

Net interest income                                   9,467                9,875
   Provision for loan losses                         (2,793)              (1,208)
                                              -----------------    -----------------
Net interest income after provision
   for loan losses                                    6,674                8,667
Guarantee and commitment fees                         5,222                5,094
Gains on financial derivatives
   and trading assets                                 3,248                3,333
Gains/(Losses) on the sale of
   real estate owned                                   (282)                 123
Miscellaneous income                                    522                  251
                                              -----------------    -----------------

    Total revenues                                   15,384               17,468
                                              -----------------    -----------------

Expenses:
   Compensation and employee benefits                 1,797                1,440
   General and administrative                         2,071                1,192
   Regulatory fees                                      412                  383
   REO operating costs, net                              75                    -
   Provision for losses                              (1,178)               1,018
                                              -----------------    -----------------
    Total operating expenses                          3,177                4,033
                                              -----------------    -----------------
Income before income taxes                           12,207               13,435

Income tax expense                                    3,820                4,452
                                              -----------------    -----------------
Net income                                            8,387                8,983
                                              -----------------    -----------------
Preferred stock dividends                              (560)                (560)
                                              -----------------    -----------------
Net income available to common stockholders         $ 7,827              $ 8,423
                                              -----------------    -----------------
Earnings per common share:
   Basic earnings per common share                   $ 0.65               $ 0.72
   Diluted earnings per common share                 $ 0.64               $ 0.70

                  See accompanying notes to condensed consolidated financial statements.

                                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)
                                                  (in thousands)

                                                                                   Three Months Ended
                                                                           ------------------------------------
                                                                             March 31, 2004     March 31, 2003
                                                                           -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                     $ 8,387            $ 8,983
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                             590                 95
    Amortization of debt premiums, discounts and issuance costs                     7,149              9,681
    Proceeds from repayment of trading investment securities                        1,202              2,720
    Net change in fair value of trading securities and derivatives                 (3,098)            (3,756)
    Amortization of settled financial derivatives contracts                           273                298
    (Gains)/Losses on the sale of real estate owned                                   282               (123)
    Total provision for losses                                                      1,615              2,226
    Decrease in interest receivable                                                21,270             25,556
    Decrease in guarantee and commitment fees receivable                            2,171              2,285
    Increase in other assets                                                      (14,219)           (17,308)
    Increase in accrued interest payable                                            2,083              1,016
    Increase/(decrease) in other liabilities                                      (16,944)            17,150
                                                                           -----------------  -----------------
      Net cash provided by operating activities                                    10,761             48,823

Cash flows from investing activities:
   Purchases of available-for-sale investment securities                         (257,116)          (191,508)
   Purchases of Farmer Mac II Guaranteed Securities and
    AgVantage bonds                                                               (37,511)           (46,936)
   Purchases of loans                                                             (31,234)          (103,410)
   Proceeds from repayment of investment securities                               219,090            135,031
   Proceeds from repayment of Farmer Mac Guaranteed Securities                     97,460            114,944
   Proceeds from repayment of loans                                                46,574             51,640
   Proceeds from sale of loans and Farmer Mac Guaranteed Securities                29,065             13,256
   Proceeds from sale of REO                                                        1,300                903
                                                                           -----------------  -----------------
    Net cash provided by/(used in) investing activities                            67,628            (26,080)

Cash flows from financing activities:
   Proceeds from issuance of discount notes                                    24,515,765         10,148,517
   Proceeds from issuance of medium-term notes                                    369,971             53,700
   Payments to redeem discount notes                                          (25,183,124)       (10,185,804)
   Payments to redeem medium-term notes                                           (66,720)           (75,401)
   Settlement of financial derivatives                                             (1,482)            (1,165)
   Proceeds from common stock issuance                                                332                 11
   Preferred stock dividends                                                         (560)              (560)
                                                                           -----------------  -----------------
    Net cash used in financing activities                                        (365,818)           (60,702)
                                                                           -----------------  -----------------
   Net decrease in cash and cash equivalents                                     (287,429)           (37,959)

   Cash and cash equivalents at beginning of period                               623,674            723,800
                                                                           -----------------  -----------------
   Cash and cash equivalents at end of period                                   $ 336,245          $ 685,841
                                                                           -----------------  -----------------

                     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2004 and 2003.

                                                              Three Months Ended
                                                                  March 31,
                                                          -------------------------
                                                              2004          2003
                                                          -----------   -----------
                                                                (in thousands)
Cash paid for:
   Interest                                                $ 14,415      $ 13,854
   Income taxes                                                   -             -
Non-cash activity:
   Real estate owned acquired through foreclosure             2,079         5,794
   Loans acquired and securitized as Farmer Mac
     Guaranteed Securities                                   27,203        13,261
   Loans acquired from on-balance sheet Farmer Mac
    Guaranteed Securities                                     4,744        20,019

            (b) Allowance for Losses

     As of March 31, 2004, Farmer Mac maintained a $22.2 million allowance and contingent obligation for probable losses ("allowance for losses") to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and long-term standby purchase commitments ("LTSPCs") in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies ("SFAS 5"), and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is substantially the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards.

     The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and is reduced by charge-offs for actual losses, net of recoveries. Charge-offs represent losses on the outstanding principal balance, any interest payment previously accrued or advanced and expected costs of liquidation.

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

     Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

     In addition, Farmer Mac specifically analyzes certain assets in its portfolio for impairment on a loan-by-loan basis. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total amount due, including principal, interest and advances under SFAS 114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total amount due, Farmer Mac specifically allocates an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

     For this analysis and the allocation of specific allowances as of March 31, 2004 and December 31, 2003, the population of loans specifically reviewed included:
     o non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan term or a court-approved bankruptcy plan - and real estate owned);
     o loans for which Farmer Mac had adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and
     o additional performing loans that have previously been delinquent or are secured by real estate that produces commodities currently under stress.

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

     The table below summarizes the components of Farmer Mac's allowance for losses, which includes its contingent obligation for probable losses, as of March 31, 2004 and December 31, 2003.

                                                                    March 31,         December 31,
                                                                      2004                2003
                                                                ----------------   -----------------
                                                                          (in thousands)
Allowance for loan losses                                            $ 7,671             $ 5,967
Real estate owned valuation allowance                                    193                 238
Reserve for losses:
      On-balance sheet Farmer Mac I Guaranteed Securities              2,312               2,861
      Off-balance sheet Farmer Mac I Guaranteed Securities             1,048               1,070
      LTSPCs                                                           8,592               9,241
Contingent obligation for probable losses                              2,343               2,676
                                                                ----------------   -----------------
      Total                                                         $ 22,159            $ 22,053
                                                                ----------------   -----------------

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

            (c) Financial Derivatives

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

     All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivatives in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges. Financial derivatives in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Financial derivatives that do not satisfy the hedging criteria of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") are not accounted for as hedges and changes in the fair values of those financial derivatives are reported as gains or losses on financial derivatives and trading assets in the condensed consolidated statements of operations.

     The  following  table  summarizes   information  related  to  Farmer  Mac's
financial derivatives as of March 31, 2004 and December 31, 2003:


                                                                    March 31, 2004
                     ---------------------------------------------------------------------------------------------------------------
                          Cash Flow Hedges          Fair Value Hedges        No Hedge Designation                  Total
                     -------------------------- ------------------------- -------------------------- -------------------------------
                       Notional     Fair Value    Notional    Fair Value    Notional     Fair Value       Notional       Fair Value
                     ------------ ------------- ------------ ------------ ------------- ------------ ------------------ ------------
                                                                    (in thousands)
Interest rate swaps:
    Pay-fixed          $625,550      $(68,773)         $ -          $ -     $  38,177      $  (516)       $ 663,727     $(69,289)
    Receive-fixed             -             -      140,000         (851)      100,000        2,344          240,000        1,493
    Basis               283,292        (9,630)           -            -       293,093         (134)         576,385       (9,764)
    Other                     -             -            -            -        25,000            9           25,000            9
Interest rate caps            -             -            -            -       210,000            -          210,000            -
Agency forwards          56,516          (238)           -            -        28,792           11           85,308         (227)
                     ------------ ------------- ------------ ------------ ------------- ------------ ------------------ ------------

Total                  $965,358      $(78,641)    $140,000       $ (851)    $ 695,062      $ 1,714      $ 1,800,420     $(77,778)
                     ============ ============= ============ ============ ============= ============ ================== ============

                                                                 December 31, 2003
                     ---------------------------------------------------------------------------------------------------------------
                          Cash Flow Hedges          Fair Value Hedges        No Hedge Designation                  Total
                     -------------------------- ------------------------- -------------------------- -------------------------------
                       Notional     Fair Value    Notional    Fair Value    Notional     Fair Value       Notional       Fair Value
                     ------------ ------------- ------------ ------------ ------------- ------------ ------------------ ------------
                                                                    (in thousands)
Interest rate swaps:
    Pay-fixed          $ 636,213      $ (55,397)         $ -          $ -     $ 138,177     $ (2,023)      $ 774,390    $ (57,420)
    Receive-fixed              -              -      145,000       (2,782)            -            -         145,000       (2,782)
    Basis                307,621         (5,879)           -            -        14,296         (260)        321,917       (6,139)
    Other                      -              -            -            -        25,000          (27)         25,000          (27)
Interest rate caps             -              -            -            -       210,000            -         210,000            -
Agency forwards           54,196           (417)      26,332           76             -            -          80,528         (341)
                     ------------ ------------- ------------ ------------ ------------- ------------ ------------------ ------------
Total                  $ 998,030      $ (61,693)   $ 171,332     $ (2,706)    $ 387,473     $ (2,310)     $1,556,835    $ (66,709)
                     ============ ============= ============ ============ ============= ============ ================== ============

     As of March 31, 2004, Farmer Mac had approximately $58.0 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $9.8 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings. For the quarter ended March 31, 2004, any ineffectiveness related to Farmer Mac's designated hedges was insignificant.

            (d) Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003:

                                                  Three Months Ended March 31,
                                ----------------------------------------------------------------
                                               2004                           2003
                                --------------------------------  ------------------------------
                                             Dilutive                        Dilutive
                                  Basic       stock     Diluted     Basic     stock     Diluted
                                   EPS       options      EPS        EPS     options      EPS
                                ---------- ----------- ---------  --------- ---------- ----------
                                             (in thousands, except per share amounts)
   Net income available to       $ 7,827                $ 7,827    $ 8,423              $ 8,423
    common stockholders
   Weighted average shares        12,066      207        12,273     11,638     325       11,963
   Earnings per common share      $ 0.65                 $ 0.64     $ 0.72               $ 0.70

            (e) Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS 123"). Accordingly, no compensation expense was recognized in first quarter 2004 or first quarter 2003 for employee stock options. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, there would have been no effect on net income available to common stockholders and earnings per share for the three months ended March 31, 2004 and 2003, as no stock options were granted during either period.

     The following table summarizes stock option activity for the three months ended March 31, 2004 and 2003:

                                                      Three Months Ended March 31,
                                      ---------------------------------------------------------------
                                                    2004                             2003
                                      --------------------------------  -----------------------------
                                                         Weighted-                       Weighted-
                                                          Average                         Average
                                                         Exercise                         Exercise
                                          Shares           Price           Shares          Price
                                      --------------- ----------------  --------------  -------------
Outstanding, beginning of period        1,575,980       $  22.92          1,637,111       $  19.45
  Granted                                      -              -                  -              -
  Exercised                               (16,124)         13.63                 -              -
  Canceled                                 (2,501)         30.27                 -              -
                                      --------------- ----------------  --------------  -------------
Outstanding, end of period              1,557,355       $  23.00          1,637,111        $ 19.45
                                      --------------- ----------------  --------------  -------------
Options exercisable at end of period    1,229,312                         1,373,949
                                      ---------------                   --------------

            (f) Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

            (g) New Accounting Standards

     In March 2004, the Emerging Issues Task Force ("EITF") amended EITF 03-01, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. This amendment is effective for financial periods beginning after June 15, 2004. Farmer Mac is evaluating this amendment and will adopt it beginning in third quarter 2004.

     On January 1, 2003, Farmer Mac adopted the liability recognition provisions of the Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires Farmer Mac to recognize, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee agreement and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. Subsequently, both the asset and the liability are measured and recorded at their fair value. In December 2003, the Securities and Exchange Commission provided additional guidance on the "day two" accounting for these financial instruments. In accordance with this guidance, Farmer Mac has adopted the amortized cost model for day two accounting prospectively effective January 1, 2004.

Note 2.  Farmer Mac Guaranteed Securities

     Farmer Mac creates Farmer Mac Guaranteed Securities through the transfer of agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets. The beneficial interests that are securitized are either retained or sold to third party investors. Farmer Mac records the beneficial interests that it has retained on its balance sheet as Farmer Mac Guaranteed Securities. As of March 31, 2004 and December 31, 2003, retained Farmer Mac Guaranteed Securities included the following:

                                     March 31, 2004                                   December 31, 2003
                    ------------------------------------------------ -------------------------------------------------
                       Available-       Held-to-                        Available-        Held-to-
                        for-Sale        Maturity          Total          for-Sale         Maturity          Total
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------
                                                             (in thousands)
Farmer Mac I            $ 695,958        $ 48,528       $ 744,486        $ 779,560        $ 49,901        $ 829,461
Farmer Mac II                   -         676,404         676,404                -         678,673          678,673
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------
    Total               $ 695,958       $ 724,932     $ 1,420,890        $ 779,560       $ 728,574      $ 1,508,134
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------
Amortized cost          $ 640,513       $ 724,932     $ 1,365,445        $ 725,674       $ 728,574      $ 1,454,248
Unrealized gains           55,445          22,560          78,005           53,902          14,434           68,336
Unrealized losses               -               -               -              (16)              -              (16)
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------
    Fair value          $ 695,958       $ 747,492     $ 1,443,450        $ 779,560       $ 743,008      $ 1,522,568
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------

     The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of March 31, 2004.



                                                     March 31, 2004
                                                -----------------------
                                                (dollars in thousands)

Fair value of beneficial interests retained
   in Farmer Mac Guaranteed Securities              $ 1,442,666

Weighted-average remaining life                       4.8 years

Weighted-average prepayment speed (annual rate)            10.3%
   Effect on fair value of a 10% adverse change        $ (1,056)
   Effect on fair value of a 20% adverse change        $ (2,009)

Weighted-average discount rate
   Effect on fair value of a 10% adverse change       $ (18,960)
   Effect on fair value of a 20% adverse change       $ (37,761)


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

                               Outstanding Principal            90-Day
                                      Amount                Delinquencies (1)           Net Credit Losses
                             -------------------------- -------------------------- ----------------------------
                                As of       As of          As of        As of       For the Three Months Ended
                              March 31,   December 31,   March 31,   December 31,           March 31,
                             ----------- -------------- ----------- -------------- ----------------------------
                                 2004        2003          2004          2003         2004          2003
                             ----------- -------------- ----------- -------------- ---------- -----------------
                                                             (in thousands)
On-balance sheet assets:
   Farmer Mac I:
    Loans                      $ 966,734    $ 976,280     $ 49,145     $ 28,089       $ 1,089       $ 842
    Guaranteed Securities        689,705      777,134          -            -             -           180
   Farmer Mac II:
    Guaranteed Securities        675,978      678,229          -            -             -           -
                             ----------- -------------- ----------- -------------- ----------------------------
     Total on-balance sheet   $2,332,417  $ 2,431,643     $ 49,145     $ 28,089       $ 1,089      $ 1,022
                             ----------- -------------- ----------- -------------- ----------------------------
Off-balance sheet assets:
   Farmer Mac I:
    LTSPCs                    $2,382,648  $ 2,348,703      $ 8,230      $ 1,967         $ -         $ -
    Guaranteed Securities        919,757      952,134          -            -             -           -
   Farmer Mac II:
    Guaranteed Securities         47,000       51,241          -            -             -           -
                             ----------- -------------- ----------- -------------- ----------------------------
     Total off-balance sheet  $3,349,405  $ 3,352,078      $ 8,230      $ 1,967         $ -         $ -
                             ----------- -------------- ----------- -------------- ----------------------------

     Total                    $5,681,822  $ 5,783,721     $ 57,375     $ 30,056       $ 1,089      $ 1,022
                              ----------- -------------- ----------- -------------- ----------------------------

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

     Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the trusts are sold to third party investors. The table below summarizes certain cash flows received from and paid to these trusts.

                                           Three Months Ended March 31,
                                      -------------------------------------
                                             2004                2003
                                      ------------------  -----------------
                                                (in thousands)
Proceeds from new securitizations         $ 27,203           $ 13,261
Guarantee fees received                        616                714
Purchases of assets from the trusts          1,046             23,478
Servicing advances                              15                  3
Repayment of servicing advances                 20                  -

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

     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2004 and December 31, 2003, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

              Outstanding Balance of Off-Balance Sheet
                 Farmer Mac Guaranteed Securities
----------------------------------------------------------------------------
                                              March 31,        December 31,
                                                2004              2003
                                          -----------------  ---------------
                                                   (in thousands)
Farmer Mac I Guaranteed Securities            $ 919,757        $ 952,134
Farmer Mac II Guaranteed Securities              47,000           51,241
                                          -----------------  ---------------

     Total Farmer Mac I and II                $ 966,757      $ 1,003,375
                                          -----------------  ---------------

     If Farmer Mac repurchases a loan that is collateral for a Farmer Mac I Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan and, in the event of a default, would have access to the underlying collateral. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral.

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

     As of March 31, 2004, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 16.3 years. For the off-balance sheet Farmer Mac I Guaranteed Securities that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses of $1.0 million as of March 31, 2004 and $1.1 million as of December 31, 2003. For those securities that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its initial obligation to stand ready under the guarantee as a liability. This liability approximated $3.8 million as of March 31, 2004 and $4.1 million as of December 31, 2003 and is reported in the guarantee and commitment obligation on the condensed consolidated balance sheet.

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

     An LTSPC permits a seller to nominate from its portfolio a segregated pool of loans, which are retained in the seller's portfolio and serviced by the seller. Upon nomination, Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac's credit underwriting, appraisal and documentation standards. Upon Farmer Mac's acceptance of the eligible loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration exposures and, consequently, its regulatory capital requirements and loan loss reserve requirements. Credit risk is transferred through Farmer Mac's commitment to purchase the segregated loans from the counterparty based upon Farmer Mac's original credit review and acceptance of the credit risk on the loans.

     The specific events or circumstances that would require Farmer Mac to purchase some or all of the segregated loans under its LTSPCs include: (1) the failure of the borrower under any loan to make installment payments under that loan for a period of at least four months; or (2) the determination by the holder of the LTSPC to sell some or all of the loans under the LTSPC to Farmer Mac.

     As of March 31, 2004 and December 31, 2003, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.4 billion and $2.3 billion, respectively.

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

     As of March 31, 2004, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.6 years. For the LTSPCs that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses of $8.6 million as of March 31, 2004 and $9.2 million as of December 31, 2003. For those LTSPCs that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its initial obligation to stand ready under the commitment as a liability. This liability approximated $7.5 million as of March 31, 2004 and $7.3 million as of December 31, 2003 and was included in the guarantee and commitment obligation on the condensed consolidated balance sheet.

Note 4.  Comprehensive Income

     Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three months ended March 31, 2004 and 2003.

                                                             Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                             2004          2003
                                                         ------------  ------------
                                                              (in thousands)
Net income                                                 $ 8,387       $ 8,983
Other comprehensive income/(loss):
    Available-for-sale securities:
      Change in unrealized gains                             7,380        (4,856)
      Tax effect                                            (2,583)        1,699
                                                         ------------  ------------
        Net change from available-for-sale securities        4,797        (3,157)
    Cash flow hedges:
      Change in fair value, net of
        reclassification adjustments                       (19,148)        1,763
      Tax effect                                             6,702          (617)
                                                         ------------  ------------
        Net change from cash flow hedges                   (12,446)        1,146
                                                         ------------  ------------
Other comprehensive income/(loss)                           (7,649)       (2,011)
                                                         ------------  ------------
Comprehensive income                                         $ 738       $ 6,972
                                                        ------------  ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's:
     o    prospects for earnings;
     o    growth in loan purchase, guarantee, LTSPC and securitization volume;
     o    trends in net interest income;
     o    trends in provisions for losses;
     o    changes in capital position; and
     o    other business and financial matters.

     Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:
     o the rate and direction of development of the secondary market for agricultural mortgage loans;
     o the possible establishment of additional statutory or regulatory restrictions on Farmer Mac that could hamper its growth or diminish its profitability;
     o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities;
     o possible reaction in the financial markets to events involving government-sponsored enterprises other than Farmer Mac;
     o    Farmer Mac's access to the debt markets at favorable rates and terms;
     o the possible effect of the risk-based capital requirement, which could, under certain circumstances, be in excess of the statutory minimum capital requirement;
     o    the rate of growth in agricultural mortgage indebtedness;
     o lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
     o    borrower    preferences   for   fixed-rate    agricultural    mortgage
          indebtedness;
     o competitive pressures in the purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed and debt securities;
     o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy;
     o protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs;
     o the willingness of investors to invest in agricultural mortgage-backed securities; or
     o the effects on the agricultural economy or the value of agricultural real estate of any changes in federal assistance for agriculture.

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

Critical Accounting Policies and Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. Farmer Mac's allowance for losses is presented as follows on its consolidated balance sheet:

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

Results of Operations

     Overview. Net income available to common stockholders for first quarter 2004 was $7.8 million or $0.64 per diluted common share, compared to $8.4 million or $0.70 per diluted common share for first quarter 2003. During first quarter 2004, Farmer Mac:

     o    added $147.3 million of Farmer Mac I eligible loans under LTSPCs;
     o purchased $25.4 million of newly originated Farmer Mac I eligible loans; and
     o purchased $34.5 million of Farmer Mac II eligible USDA-guaranteed portions of loans.

     USDA is currently forecasting national farm cash receipts to increase to $215.0 billion in 2004 from the $212.4 billion forecasted level in 2003. Prices available to farmers have been rising as a result of strong domestic and foreign demand. Forecasted net cash income on farms for 2004 is $55.9 billion, a $7.1 billion decrease from 2003 forecasted levels of $63.0 billion, but still higher than the $49.1 billion level of 2002. The forecasted net cash income on farms for 2004 includes government payments of $10.3 billion, as compared to $17.4 billion in 2003 and $11.0 billion in 2002.

     Despite the decline in farm income in 2004, the rise in farm business assets, debt, and equity values is expected to continue through the end of the year. USDA forecasts the value of U.S. farm real estate assets to rise 3.5 percent to $1.13 trillion in 2004, up from 2003's $1.09 trillion. Total farm real estate debt is expected to approach $116.5 billion by the end of 2004, a
4.7 percent increase over the 2003 level. This more moderate rise in farm real estate debt follows growth of 7.7 percent in 2003 and 7.7 percent in 2002. Sector equity is expected to rise more than 3 percent, as the gain in asset values exceeds the increase in debt by approximately $36 billion.

     The financial measures reflect farm investors' and lenders' collective decisions about the long-term expected profitability of farm investments and agriculture generally. These expectations should be favorable for Farmer Mac's business plans, as they indicate increased U.S. farm real estate values, an expanding mortgageable farm real estate base, and a stronger equity position in U.S. agriculture, which should in the aggregate improve Farmer Mac'Ss ability to recover in foreclosures.


     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was $9.5 million for first quarter 2004, compared to $9.9 million for first quarter 2003. The net interest yield was 93 basis points for the three months ended March 31, 2004, compared to 99 basis points for the three months ended March 31, 2003. The effect of the adoption of SFAS 140 was a reclassification of approximately $1.1 million (10 basis points) of guarantee fee income as interest income for the three months ended March 31, 2004, compared to $1.1 million (11 basis points) for the three months ended March 31, 2003.

     In 2003, the Chief Accountant at the U.S. Securities and Exchange Commission provided additional guidance to all registrants regarding the classification on the statement of operations of realized gains and losses resulting from financial derivatives that are not in fair value or cash flow hedge relationships. All registrants were requested to comply with this guidance in future filings and to reclassify this activity for all prior periods presented. As a result of the application of this additional guidance, the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships have been reclassified from net interest income into gains and losses on financial derivatives and trading assets. For the three months ended March 31, 2004 and 2003, this reclassification resulted in the decrease of the net interest yield of 4 basis points and an increase of 4 basis points, respectively.

     The net interest yields for first quarter 2004 and 2003 included the benefits of yield maintenance payments received of 11 basis points and 14 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and amounts of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. For the three months ended March 31, 2004 and 2003, the effects of yield maintenance payments on net income and diluted earnings per share were $0.8 million or $0.06 per diluted share and $0.9 million or $0.07 per diluted share, respectively.

     The following table provides information regarding the average balances and rates of interest-earning assets and funding for the three months ended March 31, 2004 and 2003. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. The decreases in the average rates for cash and cash equivalents reflect their short-term nature. The decreases in the average rates for investments and loans and Farmer Mac Guaranteed Securities reflect the relatively large proportion of adjustable rates in those asset categories (71.5 percent of investments and 65.1 percent of loans and Farmer Mac Guaranteed Securities). The decrease in the average rate for discount notes also reflects their short-term nature. The decreases in all of these rates track the general decrease in market rates between the two periods.

                                                                      Three Months Ended March 31,
                                               -----------------------------------------------------------------------
                                                              2004                                  2003
                                               ----------------------------------   ----------------------------------
                                                  Average     Income/    Average      Average     Income/     Average
                                                  Balance     Expense     Rate        Balance     Expense      Rate
                                               ------------- ---------- ---------   ----------- ----------- ----------
                                                                      (dollars in thousands)
Interest-earning assets:
   Cash and cash equivalents                      $ 702,546   $ 1,993     1.13%       $ 727,265   $ 2,789     1.53%
   Investments                                      961,262     6,342     2.64%         815,501     6,818     3.34%
   Loans and Farmer Mac Guaranteed Securities     2,396,623    30,753     5.13%       2,444,857    32,361     5.29%
                                               ------------- ---------- ---------   ----------- ----------- ----------
   Total interest-earning assets                  4,060,431    39,088     3.85%       3,987,623    41,968     4.21%
                                               ------------- ----------             ----------- -----------
Funding:
   Notes payable due within one year              2,416,202    12,974     2.15%       2,738,155    16,474     2.41%
   Notes payable due after one year               1,445,586    16,647     4.61%       1,085,048    15,619     5.76%
                                               ------------- ---------- ---------   ----------- ----------- ----------
   Total interest-bearing liabilities             3,861,788    29,621     3.07%       3,823,203    32,093     3.36%
   Net non-interest-bearing funding                 198,643                             164,420
                                               ------------- ---------- ---------   ----------- ----------- ----------
   Total funding                                $ 4,060,431    29,621     2.92%     $ 3,987,623    32,093     3.22%
                                               ------------- ---------- ---------   ----------- ----------- ----------
Net interest income/yield                                     $ 9,467     0.93%                   $ 9,875     0.99%
                                                             ---------- ---------               ----------- ----------

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

                                                      Three Months Ended March 31, 2004
                                                       Compared to Three Months Ended
                                                               March 31, 2003
                                                 --------------------------------------------
                                                         Increase/(Decrease) Due to
                                                 --------------------------------------------
                                                      Rate          Volume         Total
                                                 --------------- -------------- -------------
                                                                 (in thousands)
Income from interest-earning assets
   Cash and cash equivalents                           $ (704)         $ (92)       $ (796)
   Investments                                         (1,576)         1,100          (476)
   Loans and Farmer Mac Guaranteed Securities            (978)          (630)       (1,608)
                                                 --------------- -------------- -------------
    Total                                              (3,258)           378        (2,880)
   Expense from interest-bearing liabilities           (5,186)         2,714        (2,472)
                                                 --------------- -------------- -------------
   Change in net interest income                      $ 1,928       $ (2,336)       $ (408)
                                                 --------------- -------------- -------------

     Guarantee and Commitment Fees. Guarantee and commitment fees were $5.2 million for first quarter 2004, compared to $5.1 million for first quarter 2003. The increase in guarantee and commitment fees reflects an increase in the average balance of outstanding guarantees and LTSPCs. The effects of the adoption of SFAS 140 reclassified $1.1 million and $1.1 million, respectively, of guarantee fee income as interest income for first quarter 2004 and first quarter 2003, although management considers the amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit and interest rate risk. If a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac, except to the extent attributable to any retained interest-only strip, if the asset were sold.

     Farmer Mac's ongoing guarantee and commitment fee income reflects the annuity-like revenue stream of that aspect of the Corporation's business. That fee income is earned on the cumulative outstanding principal balance of guaranteed securities and loans underlying LTSPCs. Accordingly, GAAP earnings increase or decrease through changes in periodic business volume in proportion to the change in that cumulative outstanding principal balance, not in proportion to the change in periodic volume.

     Expenses. Compensation and employee benefits for first quarter 2004 were $1.8 million, compared to $1.4 million for first quarter 2003. General and administrative expenses for first quarter 2004 were $2.1 million, compared to $1.2 million for first quarter 2003. The increases in compensation and employee benefits and general and administrative expenses were due, in large part, to increased staffing levels necessary for increased regulatory compliance activities, including requirements of the Sarbanes-Oxley Act of 2002 and Farmer Mac's federal regulator, the Farm Credit Administration ("FCA"), as well as heightened focus on the regulatory environment for government-sponsored enterprises generally. Regulatory fees assessed by FCA for first quarter 2004 and 2003 were $0.4 million. FCA has advised Farmer Mac that its estimated assessment level for the year ending September 30, 2004 will be $1.7 million. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

     Farmer Mac's total provision for losses was $1.6 million for first quarter 2004, compared to $2.2 million for first quarter 2003. (See "--Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses and provision for loan losses.) As of March 31, 2004, Farmer Mac's total allowance for losses totaled $22.2 million, or 0.45 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $22.1 million (0.44 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs) as of December 31, 2003.

     Gains on Financial Derivatives and Trading Assets. For first quarter 2004, the gain on financial derivatives and trading assets was $3.2 million, compared to a gain of $3.3 million for first quarter 2003. The gains in first quarter 2004 and first quarter 2003 resulted primarily from fluctuations in the fair values of financial derivatives that have not been designated in either fair value or cash flow hedge relationships.

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

     One such non-GAAP measure is core earnings, which Farmer Mac developed to present net income less the after-tax effects of SFAS 133. Core earnings for the three months ended March 31, 2004 were $5.9 million, compared to $5.9 million for the three months ended March 31, 2003. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

                   Reconciliation of GAAP Net Income Available
                     to Common Stockholders to Core Earnings
-----------------------------------------------------------------------------------
                                                   Three Months Ended
                                         ------------------------------------------
                                            March 31, 2004         March 31, 2003
                                         --------------------   -------------------
                                                       (in thousands)
GAAP net income available
    to common stockholders                      $ 7,827               $ 8,423

Less the effects of SFAS 133:
    Unrealized gains/(losses)
      on financial derivatives and
      trading assets, net of tax                  1,825                 2,441
    Benefit from non-amortization
      of premium payments
      on financial derivatives,
      net of tax                                     76                    81

                                         --------------------   -------------------
Core earnings                                   $ 5,926               $ 5,901
                                         --------------------   -------------------

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

                                                    Three Months Ended
                                                         March 31,
                                               ------------------------------
                                                    2004             2003
                                               --------------   -------------
                                                      (in thousands)
Loan purchase and guarantee and
    commitment activity:
    Farmer Mac I:
      Loans                                       $ 25,444        $ 59,054
      LTSPCs                                       147,273         166,574
    Farmer Mac II Guaranteed Securities             34,483          41,893
                                               --------------   -------------
      Total purchases, guarantees
        and commitments                          $ 207,200        $267,521
                                               --------------   -------------

Farmer Mac I Guaranteed Securities issuances:
    Retained                                           $ -             $ -
    Sold                                            27,203          13,261
                                               --------------   -------------
      Total                                       $ 27,203        $ 13,261
                                               --------------   -------------

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

                                              Three Months Ended
                                                   March 31,
                                         -----------------------------
                                              2004            2003
                                         --------------  -------------
                                                (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases         $ 25,444       $ 59,054

Defaulted loans purchased from
    off-balance sheet Farmer Mac I
    Guaranteed Securities                      1,046         23,478

Defaulted loans transferred from
    on-balance sheet Farmer Mac I
    Guaranteed Securities                      4,744         20,019

Defaulted loans purchased
    from LTSPCs                                    -            859

                                         --------------  -------------
Total loan purchases                        $ 31,234      $ 103,410
                                         --------------  -------------

     To fulfill its guarantee and commitment obligations, Farmer Mac purchases delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs. The decreases in defaulted loans purchased and in defaulted loans transferred to loans reflect a reduction in newly delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs.

     The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2004 and first quarter 2003 was less than one month and 1.8 months, respectively. Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2004 and first quarter 2003, 70 percent and 77 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.2 years and 15.3 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2004 and first quarter 2003 was 6.7 years and 4.8 years, respectively.

     Indicators of future loan purchase and guarantee volume (but not of future LTSPC, swap or portfolio purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans (other than under an LTSPC) and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans as required thereunder, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of March 31, 2004, outstanding commitments to purchase Farmer Mac I loans totaled $2.3 million, compared to $15.1 million as of March 31, 2003. Of the total Farmer Mac I commitments outstanding as of March 31, 2004 and 2003, $2.3 million and $5.8 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $25.4 million as of March 31, 2004, compared to $67.3 million as of March 31, 2003. Not all of these loans will be purchased, as some will ultimately be denied for credit reasons or withdrawn by the seller.

     New business volume for first quarter 2004 was $207.2 million, down $60.3 million from the same period in 2003. Presently, Farmer Mac's new business with agricultural mortgage lenders has been slowed by:

     o    reduced growth rates in the agricultural mortgage market;
     o increased capital and liquidity at those agricultural mortgage lenders in the current interest rate and regulatory environments; and
     o    increased regulatory pressure on government-sponsored enterprises.

     The Farm Credit System Insurance Corporation (a U.S. Government controlled corporation managed by a three-member board of directors composed of the members of the FCA Board) has indicated that Farm Credit System institutions should be cautious about the risk of doing business with government-sponsored enterprises, including Farmer Mac, and has raised objections to those institutions' use of Farmer Mac swaps because they generate Farmer Mac I Guaranteed Securities not subject to its insurance premiums. Notwithstanding these circumstances, Farmer Mac continues to see promising new business opportunities, with marketing initiatives advanced by new and expanded business relationships, including a strategic alliance, product enhancements and refined security structures.


     While significant progress has been made in developing the secondary market for agricultural mortgages, Farmer Mac continues to face the challenges of establishing a market where none previously existed. Acceptance of Farmer Mac's programs is based upon the competitive rates, terms and products offered and the advantages Farmer Mac believes its programs provide, including increased liquidity and lending capacity. As of March 31, 2004, Farmer Mac's outstanding program volume was $5.7 billion, which represented approximately 13 percent of management's estimate of a $44.5 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability objectives over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

     As of March 31, 2004, there were 160 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. During 2003, there were 81 approved loan sellers active in the Farmer Mac I program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of March 31, 2004, more than 75 lenders were participating in those networks, bringing the total Farmer Mac I program participants to more than 200 as of March 31, 2004.

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of March 31, 2004, there were 145 active sellers in the Farmer Mac II program, compared to 150 as of December 31, 2003 and 132 as of March 31, 2003. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

     In the aggregate, more than 300 lenders were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs as of March 31, 2004.

Balance Sheet Review

     During the three months ended March 31, 2004, total assets decreased by $354.1 million from December 31, 2003, with decreases in program assets (Farmer Mac Guaranteed Securities and loans) of $97.5 million. For further information regarding off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below. Consistent with the decrease in total assets during the period, total liabilities decreased by $354.6 million from December 31, 2003 to March 31, 2004.

     During the three months ended March 31, 2004, accumulated other comprehensive income/(loss) decreased $7.6 million, which is the net after-tax effect of a $7.4 million increase in unrealized gains on securities available for sale and a $19.1 million decrease in the fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income/(loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of March 31 2004, Farmer Mac's core capital totaled $223.7 million, compared to $215.5 million as of December 31, 2003. As of March 31, 2004, core capital exceeded Farmer Mac's statutory minimum capital requirement of $132.1 million by $91.6 million.

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

     Farmer Mac was in compliance with the risk-based capital standards under the regulation as of March 31, 2004. As of March 31, 2004, the risk-based capital stress test generated a regulatory capital requirement of $42.1 million. Farmer Mac's regulatory capital of $245.7 million exceeded that amount by approximately $203.6 million. The increase in the risk-based capital requirement from December 31, 2003 ($38.8 million) to March 31, 2004 ($42.1 million) was a result of changes in the interest rate environment. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

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

     To be eligible for the Farmer Mac I program, a loan must meet Farmer Mac's credit underwriting, appraisal and documentation standards. Accordingly, Farmer Mac believes the ultimate credit risk it assumes for Farmer Mac Guaranteed Securities backed by loans that are eligible for the Farmer Mac I program and for LTSPCs is substantially the same and considers the effects of all on- and off-balance sheet activities on its overall portfolio diversification and credit risk. See Note 3 to Farmer Mac's condensed consolidated financial statements above for more detail on the Corporation's off-balance sheet program activities.

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans, so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of March 31, 2004, 58 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 92 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current loans purchased in first quarter 2004, 12 percent had yield maintenance or another form of prepayment protection. None of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

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

     The goal of Farmer Mac's interest rate risk management is to create and maintain a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations so that they will perform similarly as interest rates change. To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities. Farmer Mac issues callable debt to offset the prepayment risk associated with some mortgage assets. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets. Farmer Mac also uses financial derivatives to alter the duration of its assets and liabilities to better match their durations, thereby reducing overall interest rate sensitivity.

     Farmer Mac's $336.2 million of cash and cash equivalents as of March 31, 2004 mature within three months and are match-funded with discount notes having similar maturities. Investment securities of $1.1 billion as of March 31, 2004 consist of $792.0 million (72 percent) of floating rate securities that all have rates that adjust within one year. These floating rate investments are funded using:

     o    a series of discount note issuances in which each successive  discount note is issued and matures on or about the corresponding repricing date of the related investment;
     o floating-rate notes having similar rate reset provisions as the related investment; or
     o fixed-rate notes swapped to floating rates having similar reset provisions as the related investment.

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

      Since interest rate sensitivity may change with the passage of time and as interest rates change, Farmer Mac assesses this exposure on a regular basis and rebalances its portfolio of assets and liabilities as necessary by:

     o    purchasing mortgage assets in the ordinary course of business;
     o    refunding existing liabilities; or
     o using derivatives to alter the characteristics of existing assets or liabilities.

     The most strenuous measure of the long-term interest rate risk of Farmer Mac's current portfolio is the sensitivity of its Market Value of Equity ("MVE") to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of March 31, 2004 and December 31, 2003 to an immediate and instantaneous parallel shift in the yield curve.

                          Percentage Change in MVE from
                                     Base Case
                      ------------------------------------
     Interest Rate        March 31,         December 31,
       Scenario             2004                2003
    ---------------   -----------------   ----------------
       + 300 bp            -0.2%              -0.4%
       + 200 bp             0.4%               0.2%
       + 100 bp             0.5%               0.4%
       - 100 bp            -0.8%               0.0%
       - 200 bp             N/A*               N/A*
       - 300 bp             N/A*               N/A*

  *    As of the dates  indicated,  a -200 bp parallel shift of the
       U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     During first quarter 2004, Farmer Mac maintained a relatively low level of interest rate sensitivity through ongoing asset and liability management activities. As of March 31, 2004, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 2.8 percent, while a parallel decrease of 100 basis points would have decreased NII by 4.3 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of March 31, 2004, both MVE and NII showed similar sensitivity to non-parallel shocks as to the parallel shocks. As of March 31, 2004, Farmer Mac's effective duration gap, another standard measure of interest rate risk, was minus 0.5 months, compared to minus
0.1 months as of December 31, 2003. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, are indicators of the effectiveness of the Corporation's approach to managing its interest rate risk exposures.

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

As of March 31, 2004, Farmer Mac had $1.5 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $663.7 million were floating-to-fixed rate interest rate swaps, $576.4 million were basis swaps, $240.0 million were fixed-to-floating interest rate swaps, and $25 million fell under the category of other swaps.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of March 31, 2004, Farmer Mac had no uncollateralized net exposure to any counterparty.

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

                                  March 31,        December 31,
                                    2004               2003
                              ----------------   ---------------
                                       (in thousands)
Farmer Mac I:
   Post-1996 Act                $ 4,949,060       $ 5,045,232
   Pre-1996 Act                      22,261            24,734
Farmer Mac II:
   USDA-guaranteed portions         722,978           729,470
                              ----------------   ---------------
                                $ 5,694,299       $ 5,799,436
                              ----------------   ---------------

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

     Farmer Mac I credit underwriting standards require that the loan-to-value ("LTV") ratio for any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an integrator (e.g., a food processing company) may have an LTV ratio of up to 75 percent, a part-time farm loan supported by private mortgage insurance may have an LTV ratio of up to 85 percent and a rural housing loan supported by private mortgage insurance may have an LTV ratio of up to 97 percent. Farmer Mac also has a loan product for borrowers with high credit scores whose loans are secured by collateral with low LTV ratios. For those borrowers, loan processing has been simplified and documentation of the credit ratios described below is not necessary.

     In the case of newly-originated loans that are not part-time farm, facility, low-documentation or rural housing loans, borrowers on the loans must, among other criteria set forth in Farmer Mac's underwriting standards, also meet the following standard underwriting ratios on a pro forma basis (that is, giving effect to the new loan):

     o    credit score of 660 or more;
     o    debt-to-asset ratio of 50 percent or less;
     o cash flow debt service coverage ratio on the mortgaged property of not less than 1:1;
     o total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1; and
     o    ratio of current assets to current liabilities of not less than 1:1.

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

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths have not demonstrated a significantly different rate of default than that of loans that were approved on the basis of conformance with all of the standard credit ratios. As of March 31, 2004, a total of $1.7 billion (35.3 percent) of the outstanding balance of loans held and loans underlying LTSPCs and post-1996 Act Farmer Mac I Guaranteed Securities were approved based upon compensating strengths. During first quarter 2004, $78.4 million (45.4 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths.

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

     The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase, loans includes:

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

     In the case of rural housing and part-time farm loans, the borrower may finance up to 97 percent and 85 percent, respectively, of the appraised value of the property if the amount above 80 percent is covered by private mortgage insurance. For newly originated part-time farm loans, the borrower must generate sufficient income from all sources to repay all creditors. A borrower's capacity to repay debt obligations generally is determined by three tests:

     o    the borrower's credit score should be 660 or more;
     o the borrower's monthly mortgage payment-to-income ratio should be 28 percent or less; and
     o the borrower's total monthly debt payment-to-income ratio should be 36 percent or less.

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

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies ("SFAS 5") and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is substantially the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards. For accepting the credit risk on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively. For loans held, Farmer Mac receives interest income that includes a component that correlates to its guarantee fee, which Farmer Mac views as compensation for accepting credit risk.

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

     Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

     Farmer Mac's methodology for determining its allowance for losses will migrate over time away from the Model, to become based on Farmer Mac's own historical portfolio loss experience. Until that time, Farmer Mac will continue to use the results from the Model, augmented by the application of management's judgment, to determine its allowance for losses.

     In addition, Farmer Mac specifically analyzes its portfolio of non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy, including loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) for impairment on a loan-by-loan basis. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total amount due, including principal, interest and advances under SFAS
114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total amount due, Farmer Mac specifically allocates an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

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



     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three months ended March 31, 2004 and 2003:

                                                Three Months Ended March 31, 2004
                              -------------------------------------------------------------------------
                                                                            Contingent
                                 Allowance         REO                      Obligation        Total
                                 for Loan       Valuation      Reserve     for Probable     Allowance
                                  Losses        Allowance     for Losses      Losses        for Losses
                              -------------- -------------- ------------- --------------  -------------
                                                            (in thousands)
Beginning balance                 $ 5,967          $ 238      $ 13,172        $ 2,676       $ 22,053
     Provision for losses           2,793            375        (1,220)          (333)         1,615
     Net charge-offs               (1,089)          (420)            -              -         (1,509)
                              -------------- -------------- ------------- --------------  -------------
Ending balance                    $ 7,671          $ 193      $ 11,952        $ 2,343       $ 22,159
                              -------------- -------------- ------------- --------------  -------------



                                                Three Months Ended March 31, 2003
                              -------------------------------------------------------------------------
                                                                            Contingent
                                 Allowance         REO                      Obligation        Total
                                 for Loan       Valuation      Reserve     for Probable     Allowance
                                  Losses        Allowance     for Losses      Losses        for Losses
                              -------------- -------------- ------------- --------------  -------------
                                                            (in thousands)

Beginning balance                 $ 2,662          $ 592      $ 16,757            $ -       $ 20,011
     Provision for losses           1,208            123           895              -          2,226
     Net charge-offs                 (842)          (123)         (180)             -         (1,145)
                              -------------- -------------- ------------- --------------  -------------
Ending balance                    $ 3,028          $ 592      $ 17,472            $ -       $ 21,092
                              -------------- -------------- ------------- --------------  -------------

     Farmer Mac's total provision for losses was $1.6 million for first quarter 2004, compared to $2.2 million for first quarter 2003. During first quarter 2004, Farmer Mac charged off $1.5 million in losses against the allowance for losses and had $37,000 in recoveries. During first quarter 2003, Farmer Mac charged off $1.3 million in losses against the allowance for losses and recovered $0.2 million from previously charged off losses, for net charge-offs of $1.1 million. The net charge-offs for first quarter 2004 and 2003 did not include previously accrued or advanced interest on loans and Farmer Mac I Guaranteed Securities. As of March 31, 2004, Farmer Mac's allowance for losses totaled $22.2 million, or 45 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $22.1 million (44 basis points) as of December 31, 2003.

     As of March 31, 2004, Farmer Mac's 90-day delinquencies totaled $57.4 million and represented 1.17 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $76.2 million (1.58 percent) as of March 31, 2003. As of March 31, 2004, Farmer Mac's non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $91.3 million and represented 1.86 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $94.8 million (1.97 percent) as of March 31, 2003. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                            Outstanding
                            Post-1996 Act                                         Less:
                               Loans,             Non-                           REO and
                           Guarantees and      performing                       Performing          90-Day
                               LTSPCs            Assets        Percentage      Bankruptcies      Delinquencies      Percentage
                         ------------------  --------------  -------------   ---------------   ------------------ --------------
                                                               (dollars in thousands)
As of:
   March 31, 2004          $ 4,922,759        $ 91,326          1.86%            $ 33,951           $ 57,375          1.17%
   December 31, 2003         5,020,032          69,964          1.39%              39,908             30,056          0.60%
   September 30, 2003        4,871,756          84,583          1.74%              37,442             47,141          0.98%
   June 30, 2003             4,875,059          80,169          1.64%              28,883             51,286          1.06%
   March 31, 2003            4,820,887          94,822          1.97%              18,662             76,160          1.58%
   December 31, 2002         4,821,634          75,308          1.56%              17,094             58,214          1.21%
   September 30, 2002        4,506,330          91,286          2.03%              11,460             79,826          1.77%
   June 30, 2002             4,489,735          65,196          1.45%              14,931             50,265          1.12%
   March 31, 2002            3,754,171          87,097          2.32%               7,903             79,194          2.11%


     As of March 31, 2004, approximately $1.6 billion (32.9 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination) compared to $1.8 billion (37.4 percent) of such loans as of March 31, 2003. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of March 31, 2004, Farmer Mac analyzed the following three categories of assets for impairment, based on the fair vale of the underlying collateral:

     o    $91.3 million of non-performing assets;

     o $29.8 million of loans for which Farmer Mac has adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and

     o $59.1 million of performing loans that have previously been delinquent or are secured by real estate that produces commodities currently under stress.

Those individual assessments covered a total of $180.2 million of assets measured for impairment against updated appraised values, other updated collateral valuations or discounted values. Of the $180.2 million of assets analyzed, $154.0 million were adequately collateralized. For the $26.2 million that were not adequately collateralized, individual collateral shortfalls totaled $4.4 million. Accordingly, Farmer Mac allocated specific allowances of $4.4 million to those under-collateralized assets as of March 31, 2004. As of March 31, 2004, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $17.8 million, bringing the total allowance for losses to $22.2 million.

     The following table summarizes Farmer Mac's assets specifically reviewed for impairment and allowance for losses:

                       Farmer Mac I Post-1996 Act Assets Specifically Reviewed
                             for Impairment and Allowance for Losses
--------------------------------------------------------------------------------------------------------------
                                            As of March 31, 2004                 As of December 31, 2003
                                     ------------------------------------  -----------------------------------
                                                                   (in thousands)
                                                             Specific                              Specific
                                        Non-performing       Allowance        Non-performing       Allowance
                                            Assets           for Losses           Assets          for Losses
                                     -------------------  ---------------  -------------------  --------------
Loans 90 days or more past due             $ 28,458            $ 575              $ 5,185           $ 100
Loans in foreclosure                          9,360              229               11,016             119
Loans in bankruptcy *                        41,031            2,304               38,047           2,769
Real estate owned                            12,477              193               15,716             238
Other loans specifically reviewed            88,860            1,077              102,736             536
                                     -------------------  ---------------  -------------------  --------------
   Total                                  $ 180,186          $ 4,378            $ 172,700         $ 3,762
                                     -------------------  ---------------  -------------------  --------------

                                                             Allowance                            Allowance
                                                            for Losses                            for Losses
                                                          ---------------                       --------------
Specific allowance for losses                                $ 4,378                              $ 3,762
General allowance for losses                                  17,781                               18,291
                                                          ---------------                       --------------

   Total allowance for losses                               $ 22,159                             $ 22,053
                                                          ---------------                       --------------

* Includes loans that are performing under either their original loan terms or a court-approved bankruptcy plan.

     Original LTV ratios (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment) are one of many factors Farmer Mac considers in evaluating loss severity. Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts and regional economic and agricultural conditions. Loans in the Farmer Mac I program are all first mortgage agricultural real estate loans. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between the total of the accrued interest, advances and principal balance of a loan and the value of the property. Measurement of that excess or shortfall is the best predictor and determinant of loss compared to other measures that evaluate the efficiency of a particular farm operator.

     LTV ratios depend upon the market value of a property with due regard for its income-producing potential. As required by Farmer Mac's collateral valuation standards, an appraisal of agricultural real estate must include analysis of the income producing capability of the property and address the income estimate in the market analysis. Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type or an operator's business and farming skills.

     As of March 31, 2004, the weighted-average original LTV ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 49 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 54 percent.

      The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

     Distribution of Post-1996 Act Non-performing
            Assets by Original LTV Ratio
                as of March 31, 2004
 ----------------------------------------------------
             (dollars in thousands)
                        Post-1996 Act
                       Non-performing
  Original LTV Ratio       Assets         Percentage
 -------------------- ----------------   ------------
    0.00% to 40.00%       $ 11,371           13%
   40.01% to 50.00%         12,777           14%
   50.01% to 60.00%         38,242           42%
   60.01% to 70.00%         26,695           29%
   70.01% to 80.00%          2,001            2%
      80.01% +                 240            0%
                     -----------------   ------------
              Total       $ 91,326          100%
                     -----------------   ------------

     The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of March 31, 2004 by year of origination, geographic region and commodity.

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
                                ------------------- ------------------ ---------------- ---------------- --------------
                                                              (dollars in thousands)
By year of origination:
  Before 1994                               12%          $ 617,356          $ 5,887            0.95%            $ -
  1994                                       3%            150,479            1,643            1.09%              -
  1995                                       3%            146,700            3,207            2.19%            650
  1996                                       6%            329,371           13,175            4.00%            864
  1997                                       8%            391,307           15,712            4.02%            338
  1998                                      13%            626,592           15,601            2.49%            578
  1999                                      13%            641,798           15,895            2.48%            646
  2000                                       8%            376,695           10,047            2.67%          1,255
  2001                                      12%            578,184            8,286            1.43%             47
  2002                                      13%            621,655            1,597            0.26%              -
  2003                                       8%            411,144              276            0.07%              -
  2004                                       1%             31,478              -              0.00%              -
                                ------------------- ------------------ ---------------- ---------------- --------------
Total                                      100%        $ 4,922,759         $ 91,326            1.86%        $ 4,378
                                ------------------- ------------------ ---------------- ---------------- --------------
By geographic region (2):
  Northwest                                 21%        $ 1,024,459         $ 49,818            4.86%        $ 2,023
  Southwest                                 46%          2,286,343           25,746            1.13%            737
  Mid-North                                 13%            644,628            5,272            0.82%              -
  Mid-South                                  6%            274,749            7,930            2.89%          1,463
  Northeast                                  8%            382,789            1,653            0.43%             42
  Southeast                                  6%            309,791              907            0.29%            113
                               ------------------- ------------------ ---------------- ---------------- --------------
Total                                      100%        $ 4,922,759         $ 91,326            1.86%        $ 4,378
                               ------------------- ------------------ ---------------- ---------------- --------------
By commodity:
  Crops                                     44%        $ 2,186,479         $ 38,701            1.77%           $ 69
  Permanent plantings                       26%          1,297,113           35,014            2.70%          2,641
  Livestock                                 22%          1,073,523           13,540            1.26%          1,533
  Part-time farm                             7%            334,105            4,071            1.22%            135
  Other                                      1%             31,539                -            0.00%              -
                               ------------------- ------------------ ---------------- ---------------- --------------
Total                                      100%        $ 4,922,759         $ 91,326            1.86%        $ 4,378
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

     The following table presents Farmer Mac's cumulative credit losses and current specific allowances relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. This information is presented by year of origination, geographic region and commodity. The purpose of this table is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

                          Farmer Mac I Post-1996 Credit Losses and Specific Allowance for
                      Losses Relative to all Cumulative Original Loans, Guarantees and LTSPCs
----------------------------------------------------------------------------------------------------------------------
                                 Cumulative       Cumulative                                              Combined
                               Original Loans,    Net Credit        Cumulative         Current          Credit Loss
                                 Guarantees        Losses /            Loss            Specific         and Specific
                                 and LTSPCs         (Gains)            Rate           Allowances       Allowance Rate
                              ---------------- ---------------- ----------------- -----------------  -----------------
                                                               (dollars in thousands)
By year of origination:
  Before 1994                    $ 1,990,771           $ -             0.00%               $ -              0.00%
  1994                               367,516             -             0.00%                 -              0.00%
  1995                               326,523           411             0.13%               650              0.32%
  1996                               634,103         1,673             0.26%               864              0.40%
  1997                               719,362         3,260             0.45%               338              0.50%
  1998                             1,081,561         3,336             0.31%               578              0.36%
  1999                             1,072,307         1,304             0.12%               646              0.18%
  2000                               657,117         1,105             0.17%             1,255              0.36%
  2001                               899,084           650             0.07%                47              0.08%
  2002                               890,335             -             0.00%                 -              0.00%
  2003                               519,140             -             0.00%                 -              0.00%
  2004                                32,823             -             0.00%                 -              0.00%
                              ---------------- ---------------- ----------------- -----------------  -----------------
Total                            $ 9,190,642      $ 11,739             0.13%           $ 4,378              0.18%
                              ---------------- ----------------                   -----------------
By geographic region (1):
  Northwest                      $ 1,996,870       $ 5,543             0.28%           $ 2,023              0.38%
  Southwest                        4,039,262         5,476             0.14%               737              0.15%
  Mid-North                        1,135,715            38             0.00%                 -              0.00%
  Mid-South                          480,579           572             0.12%             1,463              0.42%
  Northeast                          757,592            (7)            0.00%                42              0.00%
  Southeast                          780,624           117             0.01%               113              0.03%
                              ---------------- ---------------- ----------------- -----------------  -----------------
Total                            $ 9,190,642      $ 11,739             0.13%           $ 4,378              0.18%
                              ---------------- ----------------                   -----------------
By commodity:
  Crops                          $ 3,968,965       $ 2,186             0.06%              $ 69              0.06%
  Permanent plantings              2,343,276         7,642             0.33%             2,641              0.44%
  Livestock                        2,131,657         1,549             0.07%             1,533              0.14%
  Part-time farm                     648,650           362             0.06%               135              0.08%
  Other                               98,094             -             0.00%                 -              0.00%
                              ---------------- ---------------- ----------------- -----------------  -----------------
Total                            $ 9,190,642      $ 11,739             0.13%           $ 4,378              0.18%
                              ---------------- ----------------                   -----------------

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

     Analysis of portfolio performance by geographic distribution indicates that, for particular commodity groups, certain geographic areas offer better growing conditions than others and consequently produce more successful farms relative to the commodity group. This consequence tends to be consistent, even though those farms are exposed to the economic cycles of the commodity group. Other geographic areas offer suitable growing conditions for a wider range of commodities and consequently produce more versatile farms that have the ability to vary crop plantings among commodity groups in accordance with expected economic returns.

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

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.6 billion was outstanding as of March 31, 2004), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

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

     Though Farmer Mac's mortgage purchases do not currently necessitate daily debt issuance, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac's liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets during 2004. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities principally ranging from one day to approximately 90 days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. Subject to dollar amount, issuer concentration and credit quality limitations, the Corporation's board of directors has authorized non-program investments in:

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

As of March 31, 2004, Farmer Mac was in compliance with the investment authorizations set forth in its investment guidelines.

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

     Farmer Mac maintains a liquidity investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities that reprice within one year, which can be drawn upon for liquidity needs. As of March 31, 2004, Farmer Mac's cash and cash equivalents and investment securities totaled $336.2 million and $1.1 billion, respectively, a combined 36.6 percent of total assets. For first quarter 2004, exclusive of daily overnight discount note issuances that were invested overnight, the average discount note issuance term and re-funding frequency was approximately 84 days.

Other Matters

     In recent developments:

     o the Committee on Agriculture of the U.S. House of Representatives has announced its plan to hold a hearing for review of the Corporation on June 2, 2004; and
     o the FCA Board, at a public meeting held on April 22, 2004, approved (pending 30 day Congressional review) proposed rules that would, among other things, require Farmer Mac to hold sufficient high-quality marketable investments to provide liquidity adequate to fund its maturing obligations and operations for a minimum of 60 days, and set standards for the quality of those investments, with an effective date 2 years after the final regulation is adopted.

Farmer Mac currently has a 60-day minimum liquidity policy and conservative investment policies, established and periodically reviewed by its Board. After a preliminary review of details received from FCA on May 7, 2004, Farmer Mac believes that the proposed regulations would not be largely inconsistent with the Corporation's current policies. Farmer Mac continues to analyze those details and expects to provide FCA with comments on the proposal during a 90 day public comment period following the anticipated mid-June 2004 publication of the proposed regulations in the Federal Register.

     Always conscious of the importance of oversight and sound regulation in the performance of its mission for the farmers, ranchers and rural homeowners of America, Farmer Mac looks forward to participating in the hearing and the regulatory process.

     Supplemental   Information

     The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

                     Farmer Mac Purchases, Guarantees and LTSPCs
--------------------------------------------------------------------------------------------------
                                      Farmer Mac I
                           -----------------------------------
                              Loans and
                             Guaranteed
                              Securities           LTSPCs        Farmer Mac II         Total
                           ----------------  ----------------- ----------------- -----------------
                                                        (in thousands)
For the quarter ended:
   March 31, 2004             $ 25,444          $ 147,273          $ 34,483         $ 207,200
   December 31, 2003            25,148            218,097            44,971           288,216
   September 30, 2003           42,760            199,646           106,729           349,135
   June 30, 2003                65,615            179,025            77,636           322,276
   March 31, 2003               59,054            166,574            41,893           267,521
   December 31, 2002            62,841            395,597            38,714           497,152
   September 30, 2002           58,475            140,157            37,374           236,006
   June 30, 2002               551,690            280,904            57,769           890,363
   March 31, 2002               74,875            338,821            39,154           452,850

For the year ended:
   December 31, 2003           192,577            763,342           271,229         1,227,148
   December 31, 2002           747,881          1,155,479           173,011         2,076,371

                                 Outstanding Balance of Farmer Mac Loans and
                             On- and Off-Balance Sheet Guarantees and LTSPCs (1)
----------------------------------------------------------------------------------------------------------------------
                                                   Farmer Mac I
                               --------------------------------------------------
                                          Post-1996 Act
                                 ---------------------------------
                                    Loans and
                                    Guaranteed
                                    Securities          LTSPCs        Pre-1996 Act     Farmer Mac II         Total
                                 ----------------  ---------------- ---------------- ---------------- ----------------
                                                                     (in thousands)
As of:
     March 31, 2004                $ 2,566,412      $ 2,382,648         $ 22,261        $ 722,978       $ 5,694,299
     December 31, 2003               2,696,530        2,348,702           24,734          729,470         5,799,436
     September 30, 2003 (2)          2,721,775        2,174,182           25,588          720,584         5,642,129
     June 30, 2003                   2,108,180        2,790,480           28,057          668,899         5,595,616
     March 31, 2003                  2,111,861        2,732,620           29,216          650,152         5,523,849
     December 31, 2002               2,168,994        2,681,240           31,960          645,790         5,527,984
     September 30, 2002              2,127,460        2,407,469           35,297          630,452         5,200,678
     June 30, 2002                   2,180,948        2,336,886           37,873          617,503         5,173,210
     March 31, 2002                  1,655,485        2,126,485           41,414          592,836         4,416,220

(1) Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II loans are guaranteed by the USDA.

(2) The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $722.3 million of existing LTSPCs to a Farmer Mac I Guaranteed Security during third quarter 2003 at the request of a program participant, Farm Credit West, ACA, of which Farmer Mac director Kenneth A. Graff is President.

                                  Outstanding Balance of Loans Held and Loans Underlying
                                   On-Balance Sheet Farmer Mac Guaranteed Securities
----------------------------------------------------------------------------------------------------------------------------
                                                                                                             Total
                                  Fixed Rate             5-to-10-Year          1-Month-to-3-Year             Held in
                            (10-yr. wtd. avg. term)     ARMs & Resets                ARMs                   Portfolio
                             ---------------------   ----------------------  ----------------------   ----------------------
                                                                   (in thousands)
As of:
     March 31, 2004                $ 818,497                $ 978,263               $ 548,134              $ 2,344,894
     December 31, 2003               860,874                1,045,217                 542,024                2,448,115
     September 30, 2003              865,817                1,037,168                 535,915                2,438,900
     June 30, 2003                   889,839                1,064,824                 511,700                2,466,363
     March 31, 2003                  880,316                1,057,310                 515,910                2,453,536
     December 31, 2002             1,003,434                  981,548                 494,713                2,479,695
     September 30, 2002            1,000,518                  934,435                 498,815                2,433,768
     June 30, 2002                 1,016,997                  892,737                 516,892                2,426,626
     March 31, 2002                  751,222                  797,780                 350,482                1,899,484

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk Management--Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac's use of and accounting policies for financial derivatives, see Note 1(c) to the condensed consolidated financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further information regarding Farmer Mac's debt issuance and liquidity risks.

Item 4. Controls and Procedures

     Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2004. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective. For the quarter ended March 31, 2004, there were no significant changes in Farmer Mac's internal controls, or in other factors that could materially affect these controls, subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.


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

          Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on January 2, 2004, Farmer Mac issued an aggregate of 594 shares of its Class C Non-Voting Common Stock, at an issue price of $31.96 per share, to the ten Directors who elected to receive such stock in lieu of their cash retainers.

     (d)  Not applicable.

     (e)  Not applicable.

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

** 3.2    - Amended  and  restated By-Laws of the  Registrant

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

+* 10.2.1 - Amendment  No.  1 dated  as  of  January  10,  1991  to   Employment
            Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991)

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

+*  10.15 - Employment   Contract  dated   October 31, 2003  between  Michael P.
            Morris and the Registrant (Form 10-K filed March 15, 2004).

    21    - Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**  31.1 -  Certification   of   Chief  Executive   Officer  relating   to   the
            Registrant's Quarterly Report  on Form 10-Q  for  the  quarter ended
            March 31, 2004, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  31.2 -  Certification   of   Chief   Financial   Officer   relating  to  the
            Registrant's  Quarterly  Report on Form 10-Q for the  quarter  ended
            March 31, 2004, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  32   -  Certification of Chief Executive Officer and Chief Financial Officer
            relating to the Registrant's Quarterly Report on  Form 10-Q  for the
            quarter  ended   March  31, 2004,  pursuant to 18 U.S.C.ss.1350, as
            adopted pursuant to  Section 906 of the  Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K.

     January 28, 2004, Farmer Mac furnished to the Securities and Exchange Commission a Current Report on Form 8-K that attached a press release announcing Farmer Mac's financial results for fourth quarter 2003.

     On February 6, 2004, Farmer Mac filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing that, on February 5, 2004, the Board of Directors of Farmer Mac had declared a quarterly dividend on the Corporation's 6.40% Cumulative Preferred Stock, Series A.

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


May 10, 2004

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