Form 10-Q
period 2004-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2004-08-09
CIK 845877

As filed with the Securities and Exchange Commission
--------------------------------------------------------------------------------
                                on August 9, 2004
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004      Commission File Number 0-17440

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

Yes   [X]               No    [  ]

     As of August 2, 2004, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,571,485 shares of Class C Non-Voting Common Stock outstanding.

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

     The  following  information   concerning  Farmer  Mac's  interim  condensed
consolidated financial statements is included in this report beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of June 30, 2004 and
        December 31, 2003..............................................3
      Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003...................4
      Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2004 and 2003...........................5
      Notes to Condensed Consolidated Financial Statements.............6

                          FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (unaudited)
                                    (dollars in thousands)

                                                               June 30,      December 31,
                                                                 2004           2003
                                                             -------------  -------------
Assets:
   Cash and cash equivalents                                  $ 581,502      $ 623,674
   Investment securities                                      1,061,475      1,064,782
   Farmer Mac Guaranteed Securities                           1,384,814      1,508,134
   Loans held for sale                                           24,243         46,662
   Loans held for investment                                    919,645        942,929
    Allowance for loan losses                                    (5,565)        (5,967)
                                                             -------------  -------------
     Loans, net                                                 938,323        983,624
   Real estate owned, net of valuation allowance of
    $0.5 million and $0.2 million                                 9,179         15,478
   Financial derivatives                                          2,662            961
   Interest receivable                                           51,216         58,423
   Guarantee and commitment fees receivable                      18,554         16,885
   Deferred tax asset, net                                       10,461         10,891
   Prepaid expenses and other assets                             22,364         16,798
                                                            -------------  -------------
     Total Assets                                           $ 4,080,550    $ 4,299,650
                                                            -------------  -------------
Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
    Due within one year                                     $ 2,364,793    $ 2,799,384
    Due after one year                                        1,360,338      1,136,110
                                                             -------------  -------------
     Total notes payable                                      3,725,131      3,935,494
   Financial derivatives                                         51,566         67,670
   Accrued interest payable                                      25,201         26,342
   Guarantee and commitment obligation                           16,714         14,144
   Accounts payable and accrued expenses                         22,692         29,574
   Reserve for losses                                            13,187         13,172
                                                             -------------  -------------
     Total Liabilities                                        3,854,491      4,086,396

Stockholders' Equity:
   Preferred Stock:
    Series A, stated at redemption/liquidation value,
     $50 per share, 700,000 shares authorized,
     issued and outstanding                                      35,000         35,000
   Common Stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 shares issued and outstanding                      1,031          1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding                          500            500
    Class C Non-Voting, $1 par value, no maximum authorization,
     10,565,918 and 10,522,513 shares issued and outstanding
     as of June 30, 2004 and December 31, 2003                   10,566         10,523
   Additional paid-in capital                                    89,546         88,652
   Accumulated other comprehensive loss                            (214)        (2,295)
   Retained earnings                                             89,630         79,843
                                                             -------------  -------------
     Total Stockholders' Equity                                 226,059        213,254
                                                             -------------  -------------
     Total Liabilities and Stockholders' Equity             $ 4,080,550    $ 4,299,650
                                                             -------------  -------------

         See accompanying notes to condensed consolidated financial statements.

                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)
                              (in thousands, except per share amounts)

                                                    Three Months Ended                 Six Months Ended
                                               -----------------------------   -----------------------------
                                               June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                               -------------   -------------   -------------   -------------

Interest income:
  Investments and cash equivalents              $ 8,109         $ 8,890          $ 16,445         $ 18,496
  Farmer Mac Guaranteed Securities               16,239          18,688            32,866           38,200
  Loans                                          12,565          13,288            26,690           26,137
                                               -----------     -----------     ------------       ----------

   Total interest income                         36,913          40,866            76,001           82,833

Interest expense                                 29,074          31,501            58,695           63,594
                                               -----------     -----------     ------------       ----------
Net interest income                               7,839           9,365            17,306           19,239
  Provision for loan losses                         230          (1,416)           (2,563)          (2,624)
                                               -----------     -----------     ------------       ----------
Net interest income after provision
  for loan losses                                 8,069           7,949            14,743           16,615
Guarantee and commitment fees                     5,251           5,111            10,473           10,205
Gains/(Losses) on financial derivatives
  and trading assets                             (6,152)          3,669            (2,903)           7,003
Gain on sale of Farmer Mac Guaranteed Securities    367               -               367                -
Gains/(Losses) on the sale of
  real estate owned                                  30            (225)             (252)            (102)
Miscellaneous income                              1,960             138             2,482              389
                                               -----------     -----------     ------------       ----------
   Total revenues                                 9,525          16,642            24,910           34,110
                                               -----------     -----------     ------------       ----------
Expenses:
  Compensation and employee benefits              1,717           1,465             3,512            2,905
  General and administrative                      1,820           1,213             3,893            2,404
  Regulatory fees                                   649             382             1,061              765
  REO operating costs, net                          268               -               343                -
  Provision for losses                            1,845             472               668            1,490
                                               -----------   ------------      -----------       ----------
   Total operating expenses                       6,299           3,532             9,477            7,564
                                               -----------   ------------      -----------       ----------
Income before income taxes                        3,226          13,110            15,433           26,546
Income tax expense                                  706           4,184             4,526            8,636
                                              ---------- -   ------------      -----------       ----------
Net income                                        2,520           8,926            10,907           17,910
                                              ---------- -   ------------      -----------       ----------
Preferred stock dividends                          (560)           (560)           (1,120)          (1,120)
                                              ---------- -   ------------      -----------       ----------
Net income available to common stockholders       1,960         $ 8,366           $ 9,787         $ 16,790
                                              ---------- -   ------------      -----------       ----------
Earnings per common share:
  Basic earnings per common share                $ 0.16          $ 0.72            $ 0.81           $ 1.44
  Diluted earnings per common share              $ 0.16          $ 0.70            $ 0.80           $ 1.40

                   See accompanying notes to condensed consolidated financial statements.



                                FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                            (in thousands)

                                                                                   Six Months Ended
                                                                             ----------------------------
                                                                             June 30, 2004  June 30, 2003
                                                                             -------------  -------------
Cash flows from operating activities:
  Net income                                                                    $ 10,907       $ 17,910
  Adjustments to reconcile net income to net cash provided by operating activities:
   Net amortization of investment premiums and discounts                             906            281
   Amortization of debt premiums, discounts and issuance costs                    13,791         18,615
   Proceeds from repayment of trading investment securities                        2,516          5,207
   Net change in fair value of trading securities and derivatives                  3,869         (7,635)
   Amortization of settled financial derivatives contracts                           541            823
   Gain on sale of Farmer Mac Guaranteed Securities                                 (367)             -
   Losses on the sale of real estate owned                                           252            102
   Total provision for losses                                                      3,231          4,114
   Decrease in interest receivable                                                 7,207          9,105
   (Increase)/decrease in guarantee and commitment fees receivable                (1,669)         1,290
   Increase in other assets                                                       (7,913)       (40,428)
   Increase in accrued interest payable                                           (1,141)          (407)
   Increase/(decrease) in other liabilities                                       (8,287)        11,774
                                                                              ------------   ------------
     Net cash provided by operating activities                                    23,843         20,751

Cash flows from investing activities:
  Purchases of available-for-sale investment securities                         (359,853)      (400,675)
  Purchases of Farmer Mac II Guaranteed Securities and
   AgVantage bonds                                                               (80,216)      (130,410)
  Purchases of loans                                                             (61,963)      (174,181)
  Proceeds from repayment of investment securities                               359,157        257,685
  Proceeds from repayment of Farmer Mac Guaranteed Securities                    149,958        195,586
  Proceeds from repayment of loans                                                78,363        101,105
  Proceeds from sale of loans and Farmer Mac Guaranteed Securities                63,408         35,084
  Proceeds from sale of real estate owned                                          8,029          3,285
                                                                              ------------   ------------
   Net cash provided by/(used in) investing activities                           156,883       (112,521)

Cash flows from financing activities:
  Proceeds from issuance of discount notes                                    36,433,510     32,047,218
  Proceeds from issuance of medium-term notes                                    650,881        155,027
  Payments to redeem discount notes                                          (37,108,240)   (32,126,608)
  Payments to redeem medium-term notes                                          (199,020)       (85,400)
  Settlement of financial derivatives                                                154         (2,695)
  Proceeds from common stock issuance                                                937          2,129
  Preferred stock dividends                                                       (1,120)        (1,120)
                                                                             ------------    ------------
   Net cash used in financing activities                                        (222,898)       (11,449)
                                                                             ------------    ------------
  Net decrease in cash and cash equivalents                                      (42,172)      (103,219)

  Cash and cash equivalents at beginning of period                               623,674        723,800
                                                                             ------------    ------------
  Cash and cash equivalents at end of period                                   $ 581,502     $ 620,581
                                                                             ------------    ------------

                See accompanying notes to condensed consolidated financial statements.


                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2004 and 2003.

                                                    Six Months Ended
                                                        June 30,
                                                   ------------------
                                                     2004      2003
                                                   -------   --------
                                                     (in thousands)
Cash paid for:
 Interest                                         $ 31,632  $ 30,652
 Income taxes                                        5,500     6,750
Non-cash activity:
 Real estate owned acquired through foreclosure      5,732    18,310
 Loans acquired and securitized as Farmer Mac
   Guaranteed Securities                            51,908    35,171
 Loans acquired from on-balance sheet Farmer Mac
  Guaranteed Securities                              5,893    22,413

            (b) Allowance for Losses

     As of June 30, 2004, Farmer Mac maintained a $21.8 million allowance and contingent obligation for probable losses ("allowance for losses") to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and long-term standby purchase commitments ("LTSPCs") in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies ("SFAS 5"), and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is substantially the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards.

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

     The table below summarizes the components of Farmer Mac's allowance for losses, which includes its contingent obligation for probable losses, as of June 30, 2004 and December 31, 2003.

                                                              June 30,    December 31,
                                                                2004          2003
                                                            ------------  -----------
                                                                  (in thousands)
Allowance for loan losses                                     $ 5,565      $ 5,967
Real estate owned valuation allowance                             545          238
Reserve for losses:
    On-balance sheet Farmer Mac I Guaranteed Securities         2,504        2,861
    Off-balance sheet Farmer Mac I Guaranteed Securities        1,166        1,070
    LTSPCs                                                      9,517        9,241
Contingent obligation for probable losses                       2,501        2,676
                                                            ------------  -----------
    Total                                                    $ 21,798     $ 22,053
                                                            ------------  -----------

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the Farm Credit System Reform Act of 1996 (the "1996 Act") or securities issued under the Farmer Mac II program ("Farmer Mac II Guaranteed Securities"). Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are structured to exceed the estimated credit losses on those loans. The guaranteed portions of loans collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture ("USDA"). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. To date, Farmer Mac has experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II
Guaranteed Securities and does not expect to incur any such losses in the future.

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

     The  following  table  summarizes   information  related  to  Farmer  Mac's
financial derivatives as of June 30, 2004 and December 31, 2003:

                                                          June 30, 2004
                   -----------------------------------------------------------------------------------------------
                      Cash Flow Hedges        Fair Value Hedges      No Hedge Designation           Total
                   ----------------------- ----------------------- ----------------------- -----------------------
                    Notional   Fair Value   Notional   Fair Value   Notional   Fair Value   Notional   Fair Value
                   ---------- -----------  ----------  ----------- ---------- ------------ ----------- -----------
                                                           (in thousands)
Interest rate swaps:
   Pay-fixed        $611,015  $ (36,246)       $ -         $ -      $ 14,254     $ (25)    $ 625,269    $ (36,271)
   Receive-fixed         -          -        105,000     (4,068)     100,000    (4,415)      205,000       (8,483)
   Basis             283,292     (3,169)         -           -       391,780      (239)      675,072       (3,408)
   Other                  -         -            -           -        25,000       (23)       25,000          (23)
Interest rate caps        -         -            -           -       210,000       -         210,000          -
Agency forwards       69,720       (714)         -           -           470        (5)       70,190         (719)
                   ---------- -----------  ----------  ----------- ---------- ------------ ----------- -----------
Total               $964,027   $(40,129)   $ 105,000   $ (4,068)    $741,504  $ (4,707)   $1,810,531    $ (48,904)
                   ---------- -----------  ----------  ----------- ---------- ------------ ----------- -----------


                                                        December 31, 2003
                   -----------------------------------------------------------------------------------------------
                      Cash Flow Hedges        Fair Value Hedges      No Hedge Designation           Total
                   ----------------------- ----------------------- ----------------------- -----------------------
                    Notional   Fair Value   Notional   Fair Value   Notional   Fair Value   Notional   Fair Value
                   ---------- -----------  ----------  ----------- ---------- ------------ ----------- -----------
                                                           (in thousands)
Interest rate swaps:
   Pay-fixed       $ 636,213  $ (55,397)        $ -        $ -      $ 138,177  $ (2,023)    $ 774,390  $ (57,420)
   Receive-fixed          -         -         145,000     (2,782)       -           -         145,000     (2,782)
   Basis             307,621     (5,879)          -          -         14,296      (260)      321,917     (6,139)
   Other                 -         -              -          -         25,000       (27)       25,000        (27)
Interest rate caps       -         -              -          -        210,000       -         210,000        -
Agency forwards       54,196       (417)       26,332         76         -          -          80,528       (341)
                   ---------- -----------  ----------  ----------- ---------- ------------ ----------- -----------

Total              $ 998,030  $ (61,693)    $ 171,332   $ (2,706)   $ 387,473  $ (2,310)   $1,556,835   $ (66,709)
                   ---------- -----------  ----------  ----------- ---------- ------------ ----------- -----------


     As of June 30, 2004, Farmer Mac had approximately $30.9 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $5.3 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings. For the quarter ended June 30, 2004, any ineffectiveness related to Farmer Mac's designated hedges was insignificant.

            (d) Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003:

                                      June 30, 2004                 June 30, 2003
                               ----------------------------  ----------------------------
                                        Dilutive                      Dilutive
                                Basic     stock    Diluted    Basic     stock    Diluted
                                 EPs     options     EPs       EPs     options     EPs
                               ----------------------------  ----------------------------
                                       (in thousands, except per share amounts)
Three Months Ended:
  Net income available to     $ 1,960              $ 1,960    $ 8,366           $ 8,366
   common stockholders
  Weighted average shares      12,089      131      12,220     11,697    262     11,959
  Earnings per common share    $ 0.16               $ 0.16     $ 0.72            $ 0.70

Six Months Ended:
  Net income available to     $ 9,787              $ 9,787    $16,790           $16,790
   common stockholders
  Weighted average shares      12,077      169      12,246     11,668    294     11,962
  Earnings per common share    $ 0.81               $ 0.80     $ 1.44            $ 1.40


            (e) Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS 123"). Accordingly, no compensation expense was recognized in second quarter 2004 or second quarter 2003 for employee stock options. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the three and six months ended June 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated in the following table:

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   ------------------   ----------------
                                      2004     2003       2004     2003
                                    -------- -------    -------- -------
                                  (in thousands, except per share amounts)
Net income available to common
  stockholders, as reported         $ 1,960  $ 8,366    $ 9,787  $ 16,790
Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes       6      164         11      330
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of tax           (486)  (2,519)      (491)  (2,685)
Pro forma net income available to
  common stockholders               -------- -------    -------- -------
                                    $ 1,480  $ 6,011    $ 9,307 $ 14,435
                                    -------- -------    -------- -------
Earnings per common share:
  Basic - as reported                $ 0.16   $ 0.72    $ 0.81    $ 1.44
  Basic - pro forma                  $ 0.12   $ 0.51    $ 0.77    $ 1.24

  Diluted - as reported              $ 0.16   $ 0.70    $ 0.80    $ 1.40
  Diluted - pro forma                $ 0.12   $ 0.50    $ 0.76    $ 1.21


      The following table summarizes stock option activity for the three and six months ended June 30, 2004 and 2003:

                                                June 30, 2004         June 30, 2003
                                           ---------------------- --------------------
                                                      Weighted-              Weighted-
                                                       Average               Average
                                                       Exercise              Exercise
                                            Shares      Price      Shares     Price
                                           ---------- ----------- ---------- ---------
Three Months Ended:
Outstanding, beginning of period           1,557,355    $  23.00  1,637,111   $ 19.45
  Granted                                     90,000       22.11    343,104     22.40
  Exercised                                  (26,000)      20.75   (159,834)     9.49
  Canceled                                   (34,699)      22.26     (3,332)    29.10
                                           ---------- ----------- ---------- ---------
Outstanding, end of period                 1,586,656    $  23.01  1,817,049   $ 20.86
                                           ---------- ----------- ---------- ---------
Six Months Ended:
Outstanding, beginning of period           1,575,980     $ 22.92  1,637,111   $ 19.45
Granted                                       90,000       22.11    343,104     22.40
Exercised                                    (42,124)      18.02   (159,834)     9.49
Canceled                                     (37,200)      22.79     (3,332)    29.10
                                           ---------- ----------- ---------- ---------
Outstanding, end of period                 1,586,656     $ 23.01  1,817,049   $ 20.86
                                           ---------- ----------- ---------- ---------
Options exercisable at end of period       1,395,288              1,492,572
                                           ----------             ----------

            (f) Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

            (g) New Accounting Standards

     In March 2004, the Emerging Issues Task Force ("EITF") amended EITF 03-01, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: (1) determine whether an investment is impaired; (2) evaluate whether the impairment is other-than-temporary; and (3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairment to be recognized, if any, will depend on market conditions and management's intent and ability to hold investments until the forecasted recovery in fair value. This amendment is effective for financial periods beginning after June 15, 2004. Farmer Mac is evaluating this amendment and will adopt it beginning in third quarter 2004.

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


Note 2.  Farmer Mac Guaranteed Securities

     The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of June 30, 2004 and December 31, 2003.


                             June 30, 2004                           December 31, 2003
                  -------------------------------------------------------------------------------
                   Available-      Held-to-                    Available-    Held-to-
                   for-Sale        Maturity        Total        for-Sale     Maturity     Total
                  ------------ --------------  -------------   ----------- ----------- ----------
                                                   (in thousands)
Farmer Mac I       $ 663,688      $ 51,423      $ 715,111      $ 779,560     $ 49,901    $ 829,461
Farmer Mac II              -       669,703        669,703              -      678,673      678,673
                  ------------ --------------  ------------   ------------ ----------- ------------
   Total           $ 663,688     $ 721,126    $ 1,384,814      $ 779,560    $ 728,574  $ 1,508,134
                  ------------ --------------  ------------   ------------ ----------- ------------
Amortized cost     $ 627,821     $ 721,126    $ 1,348,947      $ 725,674    $ 728,574  $ 1,454,248
Unrealized gains      35,867         5,972         41,839         53,902       14,434       68,336
Unrealized losses          -             -              -            (16)           -          (16)
                  ------------ --------------  ------------   ----------- ----------- -------------
   Fair value      $ 663,688     $ 727,098     $ 1,390,786     $ 779,560    $ 743,008  $ 1,522,568
                  ------------ --------------  ------------   ----------- ----------- -------------

      The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of June 30, 2004.

                                                         June 30, 2004
                                                   ----------------------------
                                                     (dollars in thousands)

Fair value of beneficial interests retained
   in Farmer Mac Guaranteed Securities                     $ 1,390,786

Weighted-average remaining life (in years)                         5.2

Weighted-average prepayment speed (annual rate)                    8.1%
   Effect on fair value of a 10% adverse change                 $ (376)
   Effect on fair value of a 20% adverse change                 $ (705)

Weighted-average discount rate                                     4.9%
   Effect on fair value of a 10% adverse change              $ (18,836)
   Effect on fair value of a 20% adverse change              $ (37,445)

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

     The table below presents the outstanding principal balances, 90-day delinquencies and net credit losses as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

                                   Outstanding Principal              90-Day
                                         Amount                   Delinquencies (1)               Net Credit Losses
                               --------------------------    --------------------------     ----------------------------
                                  As of         As of           As of          As of           For the Six Months Ended
                                 June 30,     December 31,     June 30,     December 31,               June 30,
                               -----------    -----------    -----------    -----------     -----------       ----------
                                  2004           2003           2004           2003            2004              2003
                               -----------    -----------    -----------    -----------     -----------       ----------
                                                                   (in thousands)
On-balance sheet assets:
  Farmer Mac I:
    Loans                        $ 931,527     $ 976,280      $ 30,186       $ 28,089        $ 2,965            $ 842
    Guaranteed Securities          680,592       777,134             -              -              -              180
  Farmer Mac II:
    Guaranteed Securities          669,296       678,229             -              -              -                -
                               -----------    -----------    -----------    -----------     -----------       ----------
    Total on-balance sheet     $ 2,281,415   $ 2,431,643      $ 30,186       $ 28,089        $ 2,965           $ 1,022
                               -----------    -----------    -----------    -----------     -----------       ----------


Off-balance sheet assets:
  Farmer Mac I:
    LTSPCs                     $ 2,390,779   $ 2,348,703       $ 2,587        $ 1,967            $ -               $ -
    Guaranteed Securities          921,338       952,134             -              -              -                 -
  Farmer Mac II:
    Guaranteed Securities           46,454        51,241             -              -              -                 -
                               -----------    -----------    -----------    -----------     -----------       ----------
    Total off-balance sheet    $ 3,358,571   $ 3,352,078       $ 2,587        $ 1,967            $ -               $ -
                               -----------    -----------    -----------    -----------     -----------       ----------
    Total                      $ 5,639,986   $ 5,783,721      $ 32,773       $ 30,056        $ 2,965           $ 1,022
                               -----------    -----------    -----------    -----------     -----------       ----------

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

                                          Six Months Ended June 30,
                                       -------------------------------
                                          2004              2003
                                       ------------      ------------
                                               (in thousands)
Proceeds from new securitizations       $ 51,908          $ 35,171
Guarantee fees received                      688               807
Purchases of assets from the trusts        2,433            24,001
Servicing advances                            22               315
Repayment of servicing advances               21                 -

     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2004 and December 31, 2003, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

           Outstanding Balance of Off-Balance Sheet
               Farmer Mac Guaranteed Securities
----------------------------------------------------------------
                                         June 30,    December 31,
                                           2004        2003
                                       -----------  ------------
                                           (in thousands)
Farmer Mac I Guaranteed Securities      $ 921,338   $ 952,134
Farmer Mac II Guaranteed Securities        46,454      51,241
                                       -----------  ------------
    Total Farmer Mac I and II           $ 967,792   $ 1,003,375
                                       -----------  ------------

     As of June 30, 2004, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 16.3 years. For the off-balance sheet Farmer Mac I Guaranteed Securities that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses of $1.2 million as of June 30, 2004 and $1.1 million as of December 31, 2003. For those securities that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its initial obligation to stand ready under the guarantee as a liability. This liability approximated $4.8 million as of June 30, 2004 and $4.1 million as of December 31, 2003 and is reported in the guarantee and commitment obligation on the condensed consolidated balance sheet.

Long-Term Standby Purchase Commitments (LTSPCs)

     An LTSPC is a commitment by Farmer Mac to purchase eligible loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.

     As of June 30, 2004 and December 31, 2003, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.4 billion and $2.3 billion, respectively. For all LTSPC transactions to date, Farmer Mac has incurred a charge-off on one loan.

     As of June 30, 2004, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.7 years. For the LTSPCs that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses of $9.5 million as of June 30, 2004 and $9.2 million as of December 31, 2003. For those LTSPCs that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its initial obligation to stand ready under the commitment as a liability. This liability approximated $9.4 million as of June 30, 2004 and $7.3 million as of December 31, 2003 and was included in the guarantee and commitment obligation on the condensed consolidated balance sheet.

Note 4.  Comprehensive Income

     Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and six months ended June 30, 2004 and 2003.

                                                        Three Months Ended          Six Months Ended
                                                             June 30                    June 30
                                                       --------------------       -------------------
                                                         2004      2003              2004       2003
                                                       --------------------       --------------------
                                                                      (in thousands)
Net income                                             $ 2,520    $ 8,926          $ 10,907   $ 17,910
Other comprehensive income/(loss):
   Available-for-sale securities:
     Change in net unrealized gains                    (26,672)    13,395           (19,292)     8,538
     Tax effect                                          9,335     (4,688)            6,752     (2,988)
                                                       --------   --------          --------   --------
      Net change from available-for-sale securities    (17,337)     8,707           (12,540)     5,550
   Cash flow hedges:
     Change in fair value, net of
      reclassification adjustments                      41,642     (9,988)           22,494     (8,225)
     Tax effect                                        (14,575)     3,496            (7,873)     2,879
                                                       --------   --------          --------   --------
      Net change from cash flow hedges                  27,067     (6,492)           14,621     (5,346)
                                                       --------   --------          --------   --------
Other comprehensive income/(loss)                        9,730      2,215             2,081        204
                                                       --------   --------          --------   --------
Comprehensive income                                  $ 12,250   $ 11,141          $ 12,988   $ 18,114
                                                       --------   --------          --------   --------

Note 5.  Investments

     Farmer Mac's investment portfolio is comprised of the following:

                           June 30,         December 31,
                             2004              2003
                          -----------       -----------
                                 (in thousands)
Held-to-maturity             $ 10,604          $ 10,604
Available-for-sale          1,039,096         1,039,673
Trading                        11,775            14,505
                          -----------       -----------
                          $ 1,061,475       $ 1,064,782
                          -----------       -----------

     The amortized cost and estimated fair values of investments as of June 30, 2004 and December 31, 2003 were as follows. Fair value was estimated based on quoted market prices.

                                                  June 30, 2004                                      December 31, 2003
                            -------------------------------------------------- ---------------------------------------------------
                             Amortized   Unrealized   Unrealized                Amortized    Unrealized   Unrealized
                               Cost         Gain         Loss      Fair Value     Cost          Gain         Loss      Fair Value
                            ----------  ------------ ------------ ------------ ----------   ------------ ------------ ------------
                                                                        (in thousands)
Cash investment in
  fixed rate guaranteed
  investment contract          $ 10,604      $ 8       $ -        $ 10,612       $ 10,604        $ 342          $ -       $ 10,946
                            -----------   --------   ---------   -----------    -----------    --------     --------    -----------
  Total held-to-maturity       $ 10,604      $ 8       $ -        $ 10,612       $ 10,604        $ 342          $ -       $ 10,946
                            -----------   --------   ---------   -----------    -----------    --------     --------    -----------
Floating rate
  asset-backed securities     $ 113,547    $ 286    $ (906)      $ 112,927       $ 78,817        $ 682          $ -       $ 79,499
Floating rate corporate
  debt securities               396,085      340      (148)        396,277        370,145          573         (100)       370,618
Fixed rate preferred
  stock                         185,756   11,508         -         197,264        186,253       12,196            -        198,449
Fixed rate
  commercial paper               79,876        -         -          79,876        120,452            -            -        120,452
Floating rate
  municipal bonds                   -         -         -                -          2,820            -            -          2,820
Floating rate mortgage-
  backed securities             252,443      406        (97)        252,752        268,522         198         (885)       267,835
                            ----------- --------   ---------     -----------    -----------    --------     --------    -----------
  Total available-for-sale  $ 1,027,707 $ 12,540   $ (1,151)    $ 1,039,096    $ 1,027,009    $ 13,649       $ (985)   $ 1,039,673
                            ----------- --------   ---------     -----------    -----------    --------     --------    -----------
Adjustable rate mortgage-
  backed securities            $ 11,780      $ 9     $ (14)       $ 11,775       $ 14,296        $ 209          $ -       $ 14,505
                            ----------- --------   ---------     -----------    -----------    --------     --------    -----------
  Total trading                $ 11,780      $ 9     $ (14)       $ 11,775       $ 14,296        $ 209          $ -       $ 14,505
                            ----------- --------   ---------     -----------    -----------    --------     --------    -----------

     The amortized cost, fair value and yield of investments by remaining contractual maturity as of June 30, 2004 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages. As of June 30, 2004 Farmer Mac owned one held-to-maturity investment that matures after ten years with an amortized cost and fair value of $10.6 million and a yield of six percent.

                                Available-for-Sale                       Trading                              Total
                      ----------------------------------- ------------------------------------ ------------------------------------
                      Amortized Cost  Fair Value   Yield  Amortized Cost   Fair Value   Yield  Amortized Cost   Fair Value   Yield
                      -------------- ------------ ------- --------------  ------------ ------- --------------  ------------ -------
                                                                    (dollars in thousands)
Due within one year     $ 125,072      $ 125,069   1.38%        $ -           $ -          -      $ 125,072      $ 125,069   1.38%
Due after one year
   through five years     315,901        316,097   1.49%          -             -          -        315,901        316,097   1.49%
Due after five years
   through ten years      128,649        133,806   6.03%          -             -          -        128,649        133,806   6.03%
Due after ten years       458,085        464,124   3.02%     11,780         11,775      3.75%       469,865        475,899   3.04%
                      -------------- ------------ ------- --------------  ------------ ------- --------------  ------------ ------
   Total              $ 1,027,707    $ 1,039,096   2.73%   $ 11,780       $ 11,775      3.75%   $ 1,039,487    $ 1,050,871   2.74%
                      -------------- ------------ ------- --------------  ------------ ------- --------------  ------------ ------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with (1) the condensed consolidated financial statements and the related notes that appear elsewhere in this report and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

     Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:

          o the rate and direction of development of the secondary market for agricultural mortgage loans;
          o the possible establishment of additional statutory or regulatory restrictions or constraints on Farmer Mac that could hamper its growth or diminish its profitability;
          o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities;
          o possible reaction in the financial markets to events involving government-sponsored enterprises other than Farmer Mac;
          o    Farmer Mac's  access to the debt  markets at favorable  rates and terms;
          o the possible effect of the risk-based capital requirement, which could, under certain circumstances, be in excess of the statutory minimum capital requirement;
          o    the rate of growth in agricultural mortgage indebtedness;
          o lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
          o borrower preferences for fixed-rate agricultural mortgage indebtedness;
          o competitive pressures in the purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed securities and debt securities;
          o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products and the general economy;
          o protracted adverse weather, market or other conditions affecting particular geographic regions or particular commodities related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs;
          o the willingness of investors to invest in agricultural mortgage-backed securities; or
          o the effects on the agricultural economy or the value of agricultural real estate of any changes in federal assistance for agriculture.

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

Critical Accounting Policy and Estimates

     The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. For a discussion of Farmer Mac's critical accounting policy, as well as Farmer Mac's use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policy and Estimates" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

Results of Operations

     Overview. Net income available to common stockholders for second quarter 2004 was $2.0 million or $0.16 per diluted common share, compared to $8.4 million or $0.70 per diluted common share for second quarter 2003. This decrease was principally due to the decrease in the fair value of financial derivatives as accounted for in accordance with SFAS 133, as explained below. During second quarter 2004, Farmer Mac:

          o    added $127.1 million of Farmer Mac I eligible loans under LTSPCs;
          o purchased $27.5 million of newly originated Farmer Mac I eligible loans; and
          o purchased $34.7 million of Farmer Mac II eligible USDA-guaranteed portions of loans.

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

     Despite the decline in farm income in 2004, the rise in farm business assets, debt, and equity values is expected to continue through the end of the year. USDA forecasts the value of U.S. farm real estate assets to rise 3.5 percent to $1.13 trillion in 2004, up from $1.09 trillion in 2003. Total farm real estate debt is expected to approach $116.5 billion by the end of 2004, a
4.7 percent increase over the 2003 level. This more moderate rise in farm real estate debt follows growth of 7.7 percent in 2003 and 7.7 percent in 2002. Sector equity is expected to rise more than 3 percent, as the gain in asset values exceeds the increase in debt by approximately $36 billion.

     The financial measures reflect farm investors' and lenders' collective decisions about the long-term expected profitability of farm investments and agriculture generally. These expectations should be favorable for Farmer Mac's long-term business plans, as they indicate increased U.S. farm real estate values, an expanding mortgageable farm real estate base, and a stronger equity position in U.S. agriculture, which should in the aggregate improve Farmer Mac's ability to recover in foreclosures.

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

     As of June 30, 2004, Farmer Mac's outstanding program volume was $5.6 billion, which represented approximately 13 percent of management's estimate of a $44.5 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability objectives over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must continue to expand.

     In the aggregate, approximately 285 lenders were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs as of June 30, 2004, with loans to approximately 20,000 borrowers.

     As of June 30, 2004, there were 144 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. During 2003, there were 81 approved loan sellers active in the Farmer Mac I program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of June 30, 2004, more than 75 lenders were participating in those networks, bringing the total Farmer Mac I program participants to more than 200 as of June 30, 2004.

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of June 30, 2004, there were 128 active sellers in the Farmer Mac II program, compared to 150 as of December 31, 2003 and 143 as of June 30, 2003. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was $7.8 million for second quarter 2004 and $17.3 million for the six months ended June 30, 2004, compared to $9.4 million and $19.2 million, respectively, for the same periods in 2003. The net interest yield was 87 basis points for the six months ended June 30, 2004, compared to 95 basis points for the six months ended June 30, 2003. The effect of the adoption of SFAS 140 was a reclassification of approximately $2.2 million (11 basis points) of guarantee fee income as interest income for the six months ended June 30, 2004, compared to $2.2 million (11 basis points) for the six months ended June 30, 2003.

     As a result of the application of additional guidance provided in 2003 by the Chief Accountant at the U.S. Securities and Exchange Commission, the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships have been reclassified from net interest income into gains and losses on financial derivatives and trading assets. For the six months ended June 30, 2004 and 2003, this reclassification resulted in the decrease of the net interest yield of 5 basis points and an increase of 3 basis points, respectively.

     The net interest yields for the six months ended June 30, 2004 and 2003 included the benefits of yield maintenance payments received of 12 basis points. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and amounts of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. For the six months ended June 30, 2004 and 2003, the effects of yield maintenance payments on net income and diluted earnings per share were $1.6 million or $0.13 per diluted share and $1.7 million or $0.14 per diluted share, respectively.

     The following table provides information regarding the average balances and rates of interest-earning assets and funding for the six months ended June 30, 2004 and 2003. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. The decreases in the average rates for cash and cash equivalents reflect their short-term nature. The decreases in the average rates for investments and loans and Farmer Mac Guaranteed Securities reflect the relatively large proportion of adjustable rates in those asset categories (69.9 percent of investments and 65.8 percent of loans and Farmer Mac Guaranteed Securities). The decrease in the average rate for discount notes also reflects their short-term nature. The decreases in all of these rates track the general decrease in market rates between the two periods.

                                                          Six Months Ended June 30,
                                      ----------------------------------------------------------------------
                                                      2004                              2003
                                      ----------------------------------  ----------------------------------
                                       Average     Income/     Average     Average     Income/     Average
                                       Balance     Expense       Rate      Balance     Expense       Rate
                                      ----------------------------------  ----------------------------------
                                                           (dollars in thousands)
                                      $ 636,504     $ 3,606      1.13%     $ 712,539   $ 4,744     1.33%
                                        995,617      12,839      2.58%       889,142    13,752     3.09%
                                      2,343,805      59,556      5.08%     2,438,231    64,337     5.28%
                                      ----------    --------    -------    ----------  --------   -------
Total interest-earning assets         3,975,926      76,001      3.82%     4,039,912    82,833     4.10%
                                      ----------    --------               ----------  --------
Notes payable due within one year     2,294,421      25,630      2.23%     2,752,969    32,330     2.35%
Notes payable due after one year      1,489,571      33,065      4.44%     1,121,492    31,264     5.58%
                                      ----------    --------    -------    ----------  --------   -------
Total interest-bearing liabilities    3,783,992      58,695      3.10%     3,874,461    63,594     3.28%
Net non-interest-bearing funding        191,934                              165,451
                                      ----------    --------    -------    ----------  --------   -------
Total funding                        $ 3,975,926     58,695      2.95%   $ 4,039,912    63,594     3.15%
                                      ----------    --------    -------    ----------  --------   -------
                                                    $ 17,306     0.87%                $ 19,239     0.95%
                                                    --------    -------                --------   -------


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

                                                  Six Months Ended June 30, 2004
                                                   Compared to Six Months Ended
                                                          June 30, 2003
                                              ----------------------------------------
                                                    Increase/(Decrease) Due to
                                              ----------------------------------------
                                                 Rate          Volume         Total
                                               ----------     ----------    ---------
                                                           (in thousands)
Income from interest-earning assets
  Cash and cash equivalents                      $ (663)        $ (475)    $ (1,138)
  Investments                                    (2,445)         1,532         (913)
  Loans and Farmer Mac Guaranteed Securities     (2,337)        (2,444)      (4,781)
                                               ----------     ----------    ---------
   Total                                         (5,445)        (1,387)      (6,832)
  Expense from interest-bearing liabilities      (3,438)        (1,461)      (4,899)
                                               ----------     ----------    ---------
  Change in net interest income                $ (2,007)          $ 74     $ (1,933)
                                               ----------     ----------    ---------

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Matters" for actions by Farmer Mac's federal regulator, the Farm Credit Administration ("FCA"), that may potentially affect future net interest income.

     Guarantee and Commitment Fees. Guarantee and commitment fees were $5.3 million for second quarter 2004, compared to $5.1 million for second quarter 2003. The increase in guarantee and commitment fees reflects an increase in the average balance of outstanding guarantees and LTSPCs. The effects of the adoption of SFAS 140 reclassified $1.1 million of guarantee fee income as interest income for second quarter 2004 and second quarter 2003, although management considers the amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit and interest rate risk. If a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

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

     Other Income. During second quarter 2004, through a competitive bid process, the Corporation sold Farmer Mac Guaranteed Securities in the amount of $26.9 million to a related party in a transaction that resulted in a $0.4 million gain on sale. Also during the quarter, Farmer Mac received $1.8 million from two sellers (one of which was a related party) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac. Farmer Mac had previously charged off these amounts as losses on the associated loans.

     Expenses. Compensation and employee benefits for second quarter 2004 were $1.7 million, compared to $1.5 million for second quarter 2003. General and administrative expenses for second quarter 2004 were $1.8 million, compared to $1.2 million for second quarter 2003. The increases in compensation and employee benefits and general and administrative expenses were due, in large part, to increased staffing levels necessary for increased regulatory compliance activities, including requirements of the Sarbanes-Oxley Act of 2002 and FCA, as well as heightened focus on the regulatory environment for government-sponsored enterprises generally. Regulatory fees assessed by FCA for second quarter 2004 and 2003 were $0.6 million and $0.4 million, respectively. FCA has advised Farmer Mac that its estimated assessment level for the year ending September 30, 2004 will be $1.7 million. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

     Farmer Mac's total provision for losses was $1.6 million for second quarter 2004, compared to $1.9 million for second quarter 2003. (See "--Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses and provision for loan losses.) As of June 30, 2004, Farmer Mac's total allowance for losses totaled $21.8 million, or 0.45 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $22.1 million (0.44 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs) as of December 31, 2003.

     Gains and Losses on Financial Derivatives and Trading Assets. For second quarter 2004, the loss on financial derivatives and trading assets was $6.2 million, compared to a gain of $3.7 million for second quarter 2003. The loss in second quarter 2004 and the gain in second quarter 2003 resulted primarily from fluctuations in the fair values of financial derivatives, resulting from movements in interest rates, that have not been designated in either fair value or cash flow hedge relationships in accordance with SFAS 133.

     Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with GAAP. In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. Farmer Mac uses these non-GAAP performance measures to develop financial plans, to measure corporate economic performance, and to set incentive compensation. As described below, because FASB has adopted a mixed attribute accounting model that does not reflect the economics for transactions involving Farmer Mac's callable swaps, in management's view the non-GAAP measures provide a more accurate representation of Farmer Mac's economic performance, transaction economics and business trends. Investors and the investment analyst community have previously relied upon similar measures to evaluate performance and issue projections. These non-GAAP disclosures are not intended to replace GAAP information but, rather, to supplement it.

     One such non-GAAP measure is core earnings, which Farmer Mac developed to present net income less the after-tax effects of SFAS 133. Core earnings for the three and six months ended June 30, 2004 were $6.2 million and $12.1 million, respectively, compared to $5.8 million and $11.7 million for the three and six months ended June 30, 2003. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

      Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
------------------------------------------------------------------------------------------------------
                                         Three Months Ended                    Six Months Ended
                                   --------------------------------    -------------------------------
                                    June 30, 2004    June 30, 2003      June 30, 2004   June 30, 2003
                                   ---------------  ---------------    --------------- ---------------
                                                            (in thousands)
GAAP net income available
   to common stockholders              $ 1,960          $ 8,366          $ 9,787         $ 16,790

Less the effects of SFAS 133:
   Unrealized gains/(losses)
    on financial derivatives and
    trading assets, net of tax          (4,336)           2,521           (2,511)           4,963
   Benefit from non-amortization
    of premium payments
    on financial derivatives,
    net of tax                              76               81              152              162

                                   ------------      -----------      -------------     -----------
Core earnings                          $ 6,220          $ 5,764         $ 12,146         $ 11,665
                                   ------------      -----------      -------------     -----------

     Business Volume. The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated.



                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                -----------------------     ----------------------
                                                  2004          2003          2004         2003
                                                ----------    ---------     ---------    ---------
                                                                  (in thousands)
Loan purchase and guarantee and
   commitment activity:
   Farmer Mac I:
     Loans                                       $ 27,520     $ 65,615      $ 52,964     $124,669
     LTSPCs                                       127,098      179,025       274,371      345,599
   Farmer Mac II Guaranteed Securities             34,671       77,636        69,154      119,529
                                                ----------    ---------     ---------    ---------
     Total purchases, guarantees
       and commitments                          $ 189,289     $322,276      $ 396,489    $589,797
                                                ----------    ---------     ---------    ---------

Farmer Mac I Guaranteed Securities issuances:
   Retained                                           $ -          $ -           $ -          $ -
   Sold                                            24,705       21,910        51,908       35,171
                                                ----------    ---------     ---------    ---------
     Total                                       $ 24,705     $ 21,910      $ 51,908     $ 35,171
                                                ----------    ---------     ---------    ---------

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

                                         Three Months Ended          Six Months Ended
                                              June 30,                    June 30,
                                       ---------------------      --------------------
                                         2004         2003           2004       2003
                                       -------      --------      --------    --------
                                                       (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases    $27,520    $ 65,615       $ 52,964   $ 124,669

Defaulted loans purchased from
   off-balance sheet Farmer Mac I
   Guaranteed Securities                 1,387         523          2,433      24,001

Defaulted loans transferred from
   on-balance sheet Farmer Mac I
   Guaranteed Securities                 1,149       2,394          5,893      22,413

Defaulted loans purchased
   from LTSPCs                             673       2,239            673       3,098
                                       -------    --------       --------    ---------
Total loan purchases                   $30,729    $ 70,771       $ 61,963    $ 174,181
                                       -------    --------       --------    ---------

     The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2004 and second quarter 2003 was less than one month. Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2004 and second quarter 2003, 80 percent and 75 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.2 years and 15.1 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2004 and second quarter 2003 was 5.0 years and 6.1 years, respectively.

     As of June 30, 2004, outstanding commitments to purchase Farmer Mac I loans totaled $5.4 million, compared to $10.7 million as of June 30, 2003. Of the total Farmer Mac I commitments outstanding as of June 30, 2004 and 2003, $5.4 million and $3.6 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $18.7 million as of June 30, 2004, compared to $59.8 million as of June 30, 2003. Not all of these loans will be purchased, as some will ultimately be denied for credit reasons or withdrawn by the seller.

     New business volume for second quarter 2004 was $189.3 million, down $133.0 million from the same period in 2003. Presently, Farmer Mac's new business with agricultural mortgage lenders has been slowed by:

          o    reduced growth rates in the agricultural mortgage market;
          o    increased liquidity of agricultural borrowers;
          o increased capital and liquidity at those agricultural mortgage lenders in the current interest rate and regulatory environments; and
          o    increased    regulatory    pressure    on    government-sponsored
               enterprises.

     Regulatory actions by the Farm Credit Administration (FCA), the federal regulator of both Farmer Mac and the primary lenders in the Farm Credit System
(FCS) and the Farm Credit System Insurance Corporation (FCSIC), a U.S. Government controlled corporation managed by a three-member board of directors composed of the members of the FCA Board, may diminish Farmer Mac's business prospects. Statements by either FCA or FCSIC, or both, have cautioned other entities they regulate about doing business with GSEs, including Farmer Mac, and have raised objections to FCS institutions' use of Farmer Mac swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Matters" for other actions by FCA that may potentially affect existing and future business volume.

     Notwithstanding the developments described above, Farmer Mac continues to see promising new business opportunities, with marketing initiatives advanced by new and expanded business relationships, including a strategic alliance, product enhancements and refined security structures.

Balance Sheet Review

     During the six months ended June 30, 2004, total assets decreased by $219.1 million from December 31, 2003, with decreases in program assets (Farmer Mac Guaranteed Securities and loans) of $169.0 million. For further information regarding off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below. Consistent with the decrease in total assets during the period, total liabilities decreased by $231.9 million from December 31, 2003 to June 30, 2004.

     During the six months ended June 30, 2004, accumulated other comprehensive income/(loss) increased $2.1 million, which is the net after-tax effect of a $12.5 million decrease in unrealized gains on securities available for sale and a $14.6 million increase in the fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income/(loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of June 30, 2004, Farmer Mac's core capital totaled $226.3 million, compared to $215.5 million as of December 31, 2003. As of June 30, 2004, core capital exceeded Farmer Mac's statutory minimum capital requirement of $136.4 million by $89.9 million.

     Farmer Mac was in compliance with the risk-based capital standards under the regulation as of June 30, 2004. As of June 30, 2004, the risk-based capital stress test generated a regulatory capital requirement of $49.3 million. Farmer Mac's regulatory capital of $247.5 million exceeded that amount by approximately $198.2 million. The increase in the risk-based capital requirement from December 31, 2003 ($38.8 million) to June 30, 2004 ($49.3 million) was a result of changes in the interest rate environment. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans, so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of June 30, 2004, 58 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 79 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current loans purchased in second quarter 2004, nine percent had yield maintenance or another form of prepayment protection. None of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

     Cash and cash equivalents and investment securities pose only limited interest rate risk, due to their closely matched funding. Farmer Mac's $581.5 million of cash and cash equivalents as of June 30, 2004 mature within three months and are match-funded with discount notes having similar maturities. Investment securities of $1.1 billion as of June 30, 2004 consist of $773.7 million (69.9 percent) of floating rate securities that all have rates that adjust within one year. These floating rate investments are funded using:

          o a series of discount note issuances in which each successive discount note is issued and matures on or about the corresponding interest rate reset date of the related investment;
          o floating-rate notes having similar rate reset provisions as the related investment; or
          o fixed-rate notes swapped to floating rates having similar reset provisions as the related investment.

     The most comprehensive stress test of the long-term interest rate risk in Farmer Mac's current portfolio is the sensitivity of its Market Value of Equity ("MVE") to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of June 30, 2004 and December 31, 2003 to an immediate and instantaneous parallel shift in the yield curve.

                  Percentage Change in MVE from
                           Base Case
                  -----------------------------
   Interest Rate   June 30,       December 31,
    Scenario         2004            2003
   -----------    ------------    -------------
    + 300 bp        -6.7%           -0.4%
    + 200 bp        -4.1%            0.2%
    + 100 bp        -1.7%            0.4%
    - 100 bp         0.2%            0.0%
    - 200 bp         N/A*            N/A*
    - 300 bp         N/A*            N/A*

* As of the dates indicated, a -200 bp parallel shift of the U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.


     During second quarter 2004, Farmer Mac maintained a relatively low level of interest rate sensitivity through ongoing asset and liability management activities. As of June 30, 2004, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 8.2 percent, while a parallel decrease of 100 basis points would have decreased NII by 9.8 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of June 30, 2004, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks as to the parallel shocks. As of June 30, 2004, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the expected life of assets compared to that of liabilities, was positive 0.6 months, compared to minus 0.1 months as of December 31, 2003. Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, are indicators of the effectiveness of the Corporation's approach to managing its interest rate risk exposures.


     As of June 30, 2004, Farmer Mac had $1.5 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $625.3 million were floating-to-fixed rate interest rate swaps, $675.1 million were basis swaps and $205.0 million were fixed-to-floating interest rate swaps.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of June 30, 2004, Farmer Mac had no uncollateralized net exposure to any counterparty.

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

     Management believes that the general allowance, which is the difference between the total allowance for losses (generated through use of the Model) and the specific allowances, adequately covers any probable losses inherent in the portfolio of performing loans under Statement of Financial Accounting Standard No. 5, Accounting for Contingencies ("SFAS 5").

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and six months ended June 30, 2004 and 2003:

                                                        June 30, 2004
                             -----------------------------------------------------------------------
                                                                           Contingent
                             Allowance        REO                          Obligation       Total
                             for Loan      Valuation       Reserve         for Probable    Allowance
                              Losses       Allowance       for Losses       Losses         for Losses
                             ---------     ----------      ---------       ---------       ---------
                                                         (in thousands)
Three Months Ended:
Beginning balance             $ 7,671          $ 193        $11,952         $ 2,343        $ 22,159
    Provision for losses         (230)           452          1,235             158           1,615
    Net charge-offs            (1,876)          (100)             -               -          (1,976)
                             ---------     ----------      ---------       ---------       ---------
Ending balance                $ 5,565          $ 545        $13,187         $ 2,501        $ 21,798
                             ---------     ----------      ---------       ---------       ---------
Six Months Ended:
Beginning balance             $ 5,967          $ 238        $13,172         $ 2,676        $ 22,053
    Provision for losses        2,564            827             15            (175)          3,231
    Net charge-offs            (2,966)          (520)             -               -          (3,486)
                             ---------     ----------      ---------       ---------       ---------
Ending balance                $ 5,565          $ 545        $13,187         $ 2,501        $ 21,798
                             ---------     ----------      ---------       ---------       ---------


                                                        June 30, 2003
                             -----------------------------------------------------------------------
                                                                           Contingent
                             Allowance        REO                          Obligation       Total
                             for Loan      Valuation       Reserve         for Probable    Allowance
                              Losses       Allowance       for Losses       Losses         for Losses
                             ---------     ----------      ---------       ---------       ---------
                                                         (in thousands)
Three Months Ended:
Beginning balance             $ 3,028          $ 592        $17,472             $ -        $ 21,092
    Provision for losses        1,416           (225)           697               -           1,888
    Net charge-offs            (1,342)           225              -               -          (1,117)
                             ---------     ----------      ---------       ---------       ---------
Ending balance                $ 3,102          $ 592        $18,169             $ -        $ 21,863
                             ---------     ----------      ---------       ---------       ---------
Six Months Ended:
Beginning balance             $ 2,662          $ 592        $16,757             $ -        $ 20,011
    Provision for losses        2,624           (102)         1,592               -           4,114
    Net charge-offs            (2,184)           102           (180)              -          (2,262)
                             ---------     ----------      ---------       ---------       ---------

Ending balance                $ 3,102          $ 592        $18,169             $ -        $ 21,863
                             ---------     ----------      ---------       ---------       ---------

     Farmer Mac's total provision for losses was $1.6 million for second quarter 2004, compared to $2.1 million for second quarter 2003. During second quarter 2004, Farmer Mac charged off $2.0 million in losses against the allowance for losses and received $1.8 million from two sellers (one of which was a related party) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac, which amount Farmer Mac had previously charged off as losses on the associated loans. This recovery is reported as miscellaneous income. During second quarter 2003, Farmer Mac charged off $1.3 million in losses against the allowance for losses and had no recoveries. The net charge-offs for second quarter 2004 and 2003 did not include previously accrued or advanced interest on loans and Farmer Mac I Guaranteed Securities. As of June 30, 2004, Farmer Mac's allowance for losses totaled $21.8 million, or 45 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $22.1 million (44 basis points) as of December 31, 2003.

     As of June 30, 2004, Farmer Mac's 90-day delinquencies totaled $32.8 million and represented 0.68 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $51.3 million (1.06 percent) as of June 30, 2003. As of June 30, 2004, Farmer Mac's non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $69.8 million and represented 1.43 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $80.2 million (1.64 percent) as of June 30, 2003. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                             Outstanding
                            Post-1996 Act                                       Less:
                                Loans,            Non-                         REO and
                            Guarantees and     performing                     Performing           90-Day
                               LTSPCs            Assets       Percentage     Bankruptcies       Delinquencies    Percentage
                            --------------     ----------     ----------     ------------       -------------    ----------
                                                               (dollars in thousands)
As of:
   June 30, 2004            $ 4,882,505        $ 69,751          1.43%        $ 36,978           $ 32,773          0.68%
   March 31, 2004             4,922,759          91,326          1.86%          33,951             57,375          1.17%
   December 31, 2003          5,020,032          69,964          1.39%          39,908             30,056          0.60%
   September 30, 2003         4,871,756          84,583          1.74%          37,442             47,141          0.98%
   June 30, 2003              4,875,059          80,169          1.64%          28,883             51,286          1.06%
   March 31, 2003             4,820,887          94,822          1.97%          18,662             76,160          1.58%
   December 31, 2002          4,821,634          75,308          1.56%          17,094             58,214          1.21%
   September 30, 2002         4,506,330          91,286          2.03%          11,460             79,826          1.77%
   June 30, 2002              4,489,735          65,196          1.45%          14,931             50,265          1.12%

     As of June 30, 2004, approximately $1.6 billion (32.2 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination) compared to $1.8 billion (37.1 percent) of such loans as of June 30, 2003. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of June 30, 2004, Farmer Mac analyzed the following three categories of assets for impairment, based on the fair vale of the underlying collateral:

          o    $69.8 million of non-performing assets;
          o $32.9 million of loans for which Farmer Mac has adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and
          o $54.4 million of performing loans that have previously been delinquent or are secured by real estate that produces commodities currently under stress.

Those individual assessments covered a total of $157.1 million of assets measured for impairment against updated appraised values, other updated collateral valuations or discounted values. Of the $157.1 million of assets analyzed, $135.8 million were adequately collateralized. For the $21.3 million that were not adequately collateralized, individual collateral shortfalls totaled $2.4 million. Accordingly, Farmer Mac allocated specific allowances of $2.4 million to those under-collateralized assets as of June 30, 2004. As of June 30, 2004, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $19.4 million, bringing the total allowance for losses to $21.8 million.

     The following table summarizes Farmer Mac's assets specifically reviewed for impairment and allowance for losses:

                            Farmer Mac I Post-1996 Act Assets Specifically Reviewed
                                 for Impairment and Allowance for Losses
-------------------------------------------------------------------------------------------------------
                                       As of June 30, 2004                  As of December 31, 2003
                                   -------------------------------      -------------------------------
                                                              (in thousands)
                                                        Specific                             Specific
                                   Non-performing      Allowance        Non-performing       Allowance
                                       Assets          for Losses           Assets           for Losses
                                   -------------       -----------      -------------        ----------
Loans 90 days or more past due          $ 9,530              $ 16            $ 5,185             $ 100
Loans in foreclosure                     10,682               234             11,016               119
Loans in bankruptcy *                    39,556               292             38,047             2,769
Real estate owned                         9,983               545             15,716               238
Other loans specifically reviewed        87,355             1,315            102,736               536
                                   -------------       -----------      -------------        ----------
   Total                              $ 157,106           $ 2,402          $ 172,700           $ 3,762
                                   -------------       -----------      -------------        ----------

                                                        Allowance                             Allowance
                                                        for Losses                            for Losses
                                                       -----------                           ----------
Specific allowance for losses                             $ 2,402                              $ 3,762
General allowance for losses                               19,396                               18,291
                                                       -----------                           ----------
   Total allowance for losses                            $ 21,798                             $ 22,053
                                                       -----------                           ----------

* Includes loans that are performing under either their original loan terms or a court-approved bankruptcy plan.

     As of June 30, 2004, the weighted-average original loan-to-value ("LTV") ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 49 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 56 percent.

     The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

  Distribution of Post-1996 Act Non-performing
         Assets by Original LTV Ratio
             as of June 30, 2004
------------------------------------------------
           (dollars in thousands)
                     Post-1996 Act
                     Non-performing
Original LTV Ratio      Assets        Percentage
------------------   --------------   ----------
   0.00% to 40.00%      $ 6,939          10%
  40.01% to 50.00%        9,435          14%
  50.01% to 60.00%       33,696          48%
  60.01% to 70.00%       17,742          25%
  70.01% to 80.00%        1,762           3%
      80.01% +              177           0%
                      ----------       ---------
        Total          $ 69,751          100%
                      ----------       ---------

     The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of June 30, 2004 by year of origination, geographic region and commodity.

                    Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
-----------------------------------------------------------------------------------------------------------------
                              Distribution of
                              Outstanding          Outstanding        Post-1996 Act
                                 Loans,              Loans,              Non-            Non-          Specific
                              Guarantees and       Guarantees and     performing      performing       Allowance
                                 LTSPCs              LTSPCs           Assets (1)      Asset Rate       for Losses
                              -------------       ---------------     ------------    -----------      ----------
                                                             (dollars in thousands)
By year of origination:
  Before 1994                     12%               $ 587,138           $ 2,455          0.42%             $ -
  1994                             3%                 141,738             1,313          0.93%               -
  1995                             3%                 142,385             2,860          2.01%              85
  1996                             6%                 317,950            12,058          3.79%             483
  1997                             8%                 380,076            10,201          2.68%             435
  1998                            12%                 602,068            12,466          2.07%             654
  1999                            13%                 619,048            12,673          2.05%             258
  2000                             8%                 370,726             6,767          1.83%             445
  2001                            12%                 565,216             8,450          1.50%              42
  2002                            12%                 610,233               508          0.08%               -
  2003                             9%                 460,323                 -          0.00%               -
  2004                             2%                  85,604                 -          0.00%               -
                              -------------       ------------       -----------    -----------       ----------
Total                            100%             $ 4,882,505          $ 69,751          1.43%         $ 2,402
                              -------------       ------------       -----------    -----------       ----------
By geographic region (2):
  Northwest                       21%             $ 1,005,200          $ 42,248          4.20%         $ 1,311
  Southwest                       47%               2,308,729            18,809          0.81%             803
  Mid-North                       13%                 633,931             2,070          0.33%             106
  Mid-South                        5%                 264,382             4,516          1.71%               1
  Northeast                        8%                 367,590             1,628          0.44%              72
  Southeast                        6%                 302,673               480          0.16%             109
                              -------------        ------------       -----------    -----------       ----------
Total                            100%             $ 4,882,505          $ 69,751          1.43%         $ 2,402
                              -------------        ------------       -----------    -----------       ----------
By commodity:
  Crops                            44%             $ 2,158,610          $ 26,994          1.25%           $ 336
  Permanent plantings              27%               1,312,928            27,917          2.13%           1,755
  Livestock                        22%               1,079,882            11,172          1.03%             160
  Part-time farm                    6%                 297,210             3,668          1.23%             151
  Other                             1%                  33,875                 -          0.00%               -
                              -------------        ------------       -----------    -----------       ----------
Total                             100%             $ 4,882,505          $ 69,751          1.43%         $ 2,402
                              -------------        ------------       -----------    -----------       ----------

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

                         Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
                             Relative to all Cumulative Original Loans, Guarantees and LTSPCs
-------------------------------------------------------------------------------------------------------------------------
                                 Cumulative         Cumulative                                              Combined
                                Original Loans,     Net Credit         Cumulative        Current           Credit Loss
                                 Guarantees           Losses /            Loss           Specific          and Specific
                                 and LTSPCs           (Gains)             Rate          Allowances        Allowance Rate
                                --------------      -----------       ------------     ------------       --------------
                                                           (dollars in thousands)
By year of origination:
  Before 1994                    $ 1,984,151               $ -           0.00%              $ -               0.00%
  1994                               367,211                 -           0.00%                -               0.00%
  1995                               324,103               961           0.30%               85               0.32%
  1996                               630,513             1,943           0.31%              483               0.38%
  1997                               721,131             2,879           0.40%              435               0.46%
  1998                             1,071,287             3,017           0.28%              654               0.34%
  1999                             1,062,603             1,196           0.11%              258               0.14%
  2000                               661,879             1,615           0.24%              445               0.31%
  2001                               878,099               650           0.07%               42               0.08%
  2002                               815,108                 -           0.00%                -               0.00%
  2003                               483,769                 -           0.00%                -               0.00%
  2004                                98,658                 -           0.00%                -               0.00%
                                 -----------         -----------      ------------    ------------        -----------
Total                            $ 9,098,512          $ 12,261           0.13%          $ 2,402               0.16%
                                 -----------         -----------                      ------------
By geographic region (1):
  Northwest                     $ 2,006,625            $ 5,389           0.27%          $ 1,311               0.33%
  Southwest                       4,006,931              4,935           0.12%              803               0.14%
  Mid-North                       1,137,205                 38           0.00%              106               0.01%
  Mid-South                         444,199              1,782           0.40%                1               0.40%
  Northeast                         726,350                  -           0.00%               72               0.01%
  Southeast                         777,202                117           0.02%              109               0.03%
                                -----------          -----------      ------------     ------------        -----------
Total                           $ 9,098,512           $ 12,261           0.13%          $ 2,402               0.16%
                                -----------          -----------                       ------------
By commodity:
  Crops                         $ 3,947,637               $ 552           0.01%           $ 336               0.02%
  Permanent plantings             2,376,608               8,734           0.37%           1,755               0.44%
  Livestock                       2,075,834               2,613           0.13%             160               0.13%
  Part-time farm                    602,703                 362           0.06%             151               0.09%
  Other                              95,730                   -           0.00%               -               0.00%
                                 -----------          -----------      ------------    ------------        -----------
Total                           $ 9,098,512            $ 12,261           0.13%         $ 2,402               0.16%
                                 -----------          -----------                      ------------

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

     Debt Issuance. Farmer Mac funds its program operations primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac's debt obligations consist of discount notes and medium-term notes, including floating rate notes, issued to obtain funds principally to cover the costs of purchasing and holding loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues discount notes and medium-term notes to obtain funds for investments, transaction costs and guarantee payments. The interest and principal on Farmer Mac's debt are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income on Farmer Mac's discount notes and medium-term notes has no tax exemption under federal law from federal, state or local taxation. The Corporation's discount notes and medium-term notes are not currently rated by a nationally recognized statistical rating organization (NRSRO), although Farmer Mac intends to obtain a rating to eliminate the absence of a rating as a future point of contention. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Matters" below.)

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.7 billion was outstanding as of June 30, 2004), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

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

     As a result of Farmer Mac's regular issuance of discount notes and medium-term notes, as well as its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to issue debt securities in the capital markets at favorable rates of interest. Farmer Mac has also used fixed-to-floating interest rate swaps, combined with medium-term notes, as a source of floating rate funding, and floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market may provide favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets. Farmer Mac compensates for this risk by maintaining the flexibility to adjust the required net yield on program asset purchases to reflect the change in the discount note to LIBOR relationship, as necessary. During the second quarter, Farmer Mac continued its practice of issuing floating rate notes as an alternative to discount notes.

     For liquidity, Farmer Mac maintains an investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities whose rates reset within one year, and a Farmer Mac II portfolio of USDA Guaranteed Portions (full faith and credit of the U.S. Government). As of June 30, 2004, Farmer Mac's cash and cash equivalents, investment securities and USDA Guaranteed Portions, were $0.6 billion, $1.1 billion, and $0.7 billion, respectively, a combined 60 percent of total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. For second quarter 2004, Farmer Mac maintained an average of greater than 90 days of liquidity.


Regulatory Matters

     During second quarter 2004, FCA published a proposed regulation relating to Farmer Mac's investments and liquidity, adding administrative requirements and restricting the future composition of the non-program investment liquidity portfolio and its growth in proportion to Farmer Mac's total guarantees and commitments. Farmer Mac believes that the proposed regulation would not be largely inconsistent with the Corporation's current policies and expects to be able to comply with the regulation, though analysis indicates it could limit future increases in Farmer Mac's non-program investment portfolio and the related net interest income. Farmer Mac believes there are good and sufficient reasons why the proposed regulation should not be adopted in its current form and, as part of the formal rule-making process, will provide written comments to FCA within the public comment period, which on ends on September 13, 2004.

     Additionally, on June 10, 2004, the FCA Board approved a proposed regulation that would establish a new risk-weight allocation of capital applicable to Farmer Mac transactions with FCS institutions, a major segment of Farmer Mac's customer base. The proposed regulation would require FCS institutions to risk-weight assets on their books that are guaranteed by a GSE based on the financial strength rating of the GSE, as determined by an NRSRO. Under the proposed regulation: (a) the 20 percent risk-weight would apply to such assets only if the GSE guarantor had a AAA or AA rating from an NRSRO; (b) an A rating would result in a 50 percent risk-weight; and (c) a lower rating (or no rating) would result in a 100 percent risk-weight. Farmer Mac is currently unrated. Currently, all banking regulators and FCA accord a 20 percent risk-weight to assets backed by guarantees of government sponsored enterprises
(GSEs) such as Fannie Mae, Freddie Mac or Farmer Mac.

     The proposed regulation was published in the Federal Register on August 6, 2004, starting a 90-day public comment period. As proposed, the regulation would require FCS institutions to comply with the risk-weight allocation of capital eighteen months after the effective date of the final regulation. If the proposed regulation is adopted as a final rule in its current form and Farmer Mac does not receive a rating of at least AA within the period provided for in the proposed regulation, not only would the benefit to an FCS institution of doing business with Farmer Mac be diminished after the adoption of the regulation, but also, based on the language of the proposed regulation, a significant portion of the current $2.8 billion of outstanding Farmer Mac I guarantees and commitments currently in place with FCS institutions might be subject to early termination.

     There can be no assurance that the regulation will not be adopted as a final rule in its current form, or in a modified form with substantially the same effect. Likewise, Farmer Mac currently is not rated, and there can be no assurance that Farmer Mac would receive a AAA or AA rating from an NRSRO. Without regard to the proposed regulation, Farmer Mac intends to obtain a rating from an NRSRO well before the effective date of any final regulation. Farmer Mac believes there are good and sufficient reasons why the proposed regulation should not be adopted in its current form and, as part of the formal rule-making process, will provide written comments to FCA setting forth those reasons. Farmer Mac's comments will include the facts that the proposed regulation is inconsistent with regulations with respect to secondary market GSEs currently in effect at other federal regulators; that it would defeat the legislative intent of Congress that Farmer Mac should be able reliably to increase the lending capacity of all agricultural lenders; and that its logic is essentially circular, in that Farmer Mac's financial strength would become a function of the NRSRO's rating of its financial strength. Always conscious of the importance of oversight and sound regulation in the performance of its mission for the farmers, ranchers and rural homeowners of America, Farmer Mac looks forward to participating in the regulatory process as to both of the proposed regulations.


Other Matters

     On August 3, 2004 the Board of Directors adopted a policy to begin paying a quarterly dividend of $0.10 per share on all classes of the Corporation's common stock in the fourth quarter of 2004, and authorized a program to repurchase up to ten percent of the Corporation's outstanding Class C non-voting common stock. The Board's decisions were made in consideration of the Corporation's forward capital requirements to support fulfillment of its mission of providing greater liquidity and lending capacity to agricultural lenders and increasing the availability of capital markets-based funding for mortgage loans to the Nation's farmers, ranchers and rural homeowners. The Board determined that Farmer Mac's capital was more than sufficient to meet those requirements. Likewise, the Board's decisions gave due regard to Farmer Mac's level of excess capital above both statutory minimum and risk-based capital requirements, 66 percent and 391 percent, respectively, and the annuity-like nature of the Corporation's income streams.

     Considering recent market price levels of Class C common stock, the Board concluded that the repurchase program would enable Farmer Mac to reacquire shares at prices inconsistent with the Board's and management's positive view of the Corporation's long-term business outlook. Under the program, Farmer Mac will use a broker-dealer as repurchasing agent to acquire shares from time to time over the next 2 years through open market transactions, block purchases or private transactions. The timing of purchases and the number of shares to be purchased will depend on market conditions. The plan does not obligate the Corporation to acquire any specific number of shares and may be discontinued at any time. Farmer Mac intends to fund such repurchases with currently available working capital. Shares repurchased under the program will become authorized but unissued shares available for future issuance, as determined by the Board.


Supplemental Information

     The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

                 Farmer Mac Purchases, Guarantees and LTSPCs
----------------------------------------------------------------------------
                            Farmer Mac I
                      ------------------------
                        Loans and
                       Guaranteed
                       Securities      LTSPCs     Farmer Mac II     Total
                      ------------- ----------- ---------------- -----------
                                       (in thousands)
For the quarter ended:

  June 30, 2004       $ 27,520      $ 127,098      $ 34,671      $ 189,289
  March 31, 2004        25,444        147,273        34,483        207,200
  December 31, 2003     25,148        218,097        44,971        288,216
  September 30, 2003    42,760        199,646       106,729        349,135
  June 30, 2003         65,615        179,025        77,636        322,276
  March 31, 2003        59,054        166,574        41,893        267,521
  December 31, 2002     62,841        395,597        38,714        497,152
  September 30, 2002    58,475        140,157        37,374        236,006
  June 30, 2002        551,690        280,904        57,769        890,363

For the year ended:
  December 31, 2003    192,577        763,342       271,229      1,227,148
  December 31, 2002    747,881      1,155,479       173,011      2,076,371

               Outstanding Balance of Farmer Mac Loans and
            On- and Off-Balance Sheet Guarantees and LTSPCs (1)
-------------------------------------------------------------------------------
                                      Farmer Mac I
                          ------------------------------------------
                               Post-1996 Act
                          -------------------------
                           Loans and
                           Guaranteed
                           Securities       LTSPCs     Pre-1996 Act   Farmer Mac II     Total
                          -------------    --------   -------------- --------------- -----------
                                                      (in thousands)
As of:
    June 30, 2004         $ 2,521,026    $ 2,390,779    $ 22,155       $ 715,750    $ 5,649,710
    March 31, 2004          2,566,412      2,382,648      22,261         722,978      5,694,299
    December 31, 2003       2,696,530      2,348,702      24,734         729,470      5,799,436
    September 30, 2003(2)   2,721,775      2,174,182      25,588         720,584      5,642,129
    June 30, 2003           2,108,180      2,790,480      28,057         668,899      5,595,616
    March 31, 2003          2,111,861      2,732,620      29,216         650,152      5,523,849
    December 31, 2002       2,168,994      2,681,240      31,960         645,790      5,527,984
    September 30, 2002      2,127,460      2,407,469      35,297         630,452      5,200,678
    June 30, 2002           2,180,948      2,336,886      37,873         617,503      5,173,210

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

                     Outstanding Balance of Loans Held and Loans Underlying
                       On-Balance Sheet Farmer Mac Guaranteed Securities
-----------------------------------------------------------------------------------------------
                                                                                     Total
                              Fixed Rate           5-to-10-Year   1-Month-to-3-Year   Held in
                        (10-yr. wtd. avg.terms)   ARMs & Resets        ARMs          Portfolio
                        -----------------------  --------------- -----------------  ------------
                                                    (in thousands)
As of:
    June 30, 2004             $ 782,854            $ 978,531        $ 529,654       $ 2,291,039
    March 31, 2004              818,497              978,263          548,134         2,344,894
    December 31, 2003           860,874            1,045,217          542,024         2,448,115
    September 30, 2003          865,817            1,037,168          535,915         2,438,900
    June 30, 2003               889,839            1,064,824          511,700         2,466,363
    March 31, 2003              880,316            1,057,310          515,910         2,453,536
    December 31, 2002         1,003,434              981,548          494,713         2,479,695
    September 30, 2002        1,000,518              934,435          498,815         2,433,768
    June 30, 2002             1,016,997              892,737          516,892         2,426,626



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


Item 4. Controls and Procedures

     Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2004. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective. For the quarter ended June 30, 2004, there were no significant changes in Farmer Mac's internal controls, or in other factors that could materially affect these controls, subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

               Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on April 2, 2004, Farmer Mac issued an aggregate of 787 shares of its Class C Non-Voting Common Stock, at an issue price of $26.21 per share, to the eleven Directors who elected to receive such stock in lieu of their cash retainers.

               During second quarter 2004, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 90,000 shares of Class C Non-Voting Common Stock, at an exercise price of $22.11 per share, to directors as incentive compensation.

          (d)  Not applicable.

          (e)  Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          (a) Farmer Mac's Annual Meeting of Stockholders was held on June 3, 2004.

          (b) See paragraph (c)(1) below. In addition to the Directors elected at the Annual Meeting of Stockholders on June 3, 2004, the following Directors appointed by the President of the United States continue to serve as Directors of Farmer Mac:

                  Fred L. Dailey (Chairman)
                  Julia Bartling
                  Grace T. Daniel
                  Lowell L. Junkins
                  Glen O. Klippenstein

          (c)  (1) Election of Directors (cumulative voting):

                                            Class A Nominees
                                            Number of Shares
                                            For      Withheld
                                        ------------------------
                  Dennis L. Brack        698,366       2,100
                  Dennis A. Everson      698,666       1,800
                  Mitchell A. Johnson    698,266       2,200
                  Timothy F. Kenny       698,366       2,100
                  Charles E. Kruse       698,866       1,600

                                          Class B Nominees
                                          Number of Shares
                                          For      Withheld
                                       ------------------------
                  Ralph "Buddy" Cortese  391,678         200
                  Paul A. DeBriyn        391,678         200
                  Kenneth E. Graff       892,443       1,050
                  John G. Nelson, III    391,678         200
                  John Dan Raines        391,678         200


               (2)  Selection of Independent Auditors (Deloitte & Touche LLP):

                                    Class A Stockholders
                                      Number of Shares
                                    --------------------
                        For                697,166
                        Against              1,300
                        Abstain              2,000

                                    Class B Stockholders
                                      Number of Shares
                                    --------------------
                        For                492,401
                        Against                  0
                        Abstain                  0

          (d)  Not applicable.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

*  3.1   -  Title  VIII of the  Farm  Credit  Act of  1971,  as   most  recently
            amended by the  Farm Credit System  Reform Act of 1996, P.L. 104-105
            (Form 10-K filed March 29, 1996).

** 3.2    - Amended and restated By-Laws of the Registrant.

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

_________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

_________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+* 10.2.12- Amendment No. 12  dated  as  of  June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).

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

_________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+* 10.3.14- Amendment  No. 14  dated  as  of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2002).

+* 10.3.15- Amendment No. 15  dated  as  of  June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2003).

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

_________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+* 10.6   - Employment Contract dated June 5, 2003  between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

_________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

*# 10.11.1- Amendment  No. 1  dated  as of  February  26, 1997 to Master Central
            Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14,
            2002).

**#10.11.2- Amended and Restated Master Central Servicing Agreement  dated as of
            May 1, 2004 between Zions First National Bank and the Registrant.

*# 10.12  - Loan File Review and Underwriting Agreement dated as of December 17,
            1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*# 10.12.1- Amendment No. 1 dated as of January 20, 2000 to Loan File Review and
            Underwriting Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14,
            2002).

*# 10.13  - Long Term Standby Commitment to Purchase dated as  of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*# 10.13.1- Amendment No. 1 dated  as  of  January 1,  2000 to Long Term Standby
            Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14,
            2002).

_________________________
*    Incorporated by reference to the indicated prior filing.
**   Filed herewith.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*  10.13.2- Amendment No. 2 dated  as  of September 1, 2002 to Long Term Standby
            Commitment to Purchase dated as of August 1, 1998, as amended by Amendment No. 1 dated as of January 1, 2000, between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

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

+* 10.15  - Employment Contract dated October 31, 2003 between Michael P. Morris and the Registrant (Form 10-K filed March 15, 2004).

   21     - Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

** 31.1   - Certification   of   Chief   Executive   Officer  relating   to  the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Rule 13a-14(a), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2   - Certification   of   Chief   Financial   Officer   relating  to  the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32     - Certification  of   Chief   Executive   Officer and  Chief Financial
            Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

     On April 6, 2004, Farmer Mac filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing that, on April 1, 2004, the Board of Directors of Farmer Mac had declared a quarterly dividend on the Corporation's 6.40% Cumulative Preferred Stock, Series A.

     On April 29, 2004, Farmer Mac furnished to the Securities and Exchange Commission a Current Report on Form 8-K that attached a press release announcing Farmer Mac's financial results for first quarter 2004.

     On June 3, 2004, Farmer Mac furnished to the Securities and Exchange Commission a Current Report on Form 8-K that attached a press release regarding Farmer Mac's update to Congress on its mission achievements and financial condition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 9, 2004

                      By:          /s/ Henry D. Edelman
                              ----------------------------------------
                                Henry D. Edelman
                                President and Chief Executive Officer
                                (Principal Executive Officer)



                                  /s/ Nancy E. Corsiglia
                              ----------------------------------------
                               Nancy E. Corsiglia
                               Vice President - Finance
                               (Principal Financial Officer)