Form 10-Q
period 2004-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2004-11-09
CIK 845877

As filed with the Securities and Exchange Commission
------------------------------------------------------------------------------
                               on November 9, 2004
------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004
                         Commission File Number 0-17440

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



                                 (202) 872-7700
              (Registrant's telephone number, including area code)
             -----------------------------------------------------

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

Yes   [X]               No    [  ]

     As of November 2, 2004, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 10,410,643 shares of Class C Non-Voting Common Stock outstanding.

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

     The  following  information   concerning  Farmer  Mac's  interim  condensed
consolidated financial statements is included in this report beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of September 30, 2004 and
        December 31, 2003..................................................3
      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003.................4
      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003..........................5
      Notes to Condensed Consolidated Financial Statements.................6

                                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (unaudited)
                                            (dollars in thousands)


                                                                        September 30,      December 31,
                                                                            2004               2003
                                                                    ------------------- ------------------
Assets:
   Cash and cash equivalents                                              $ 499,806          $ 623,674
   Investment securities                                                    949,391          1,064,782
   Farmer Mac Guaranteed Securities                                       1,349,256          1,508,134
   Loans held for sale                                                       13,863             46,662
   Loans held for investment                                                886,409            942,929
     Allowance for loan losses                                               (5,225)            (5,967)
                                                                    ------------------- ------------------
       Loans, net                                                           895,047            983,624
   Real estate owned, net of valuation allowance of
     zero and $0.2 million                                                    7,279             15,478
   Financial derivatives                                                        940                961
   Interest receivable                                                       37,820             58,423
   Guarantee and commitment fees receivable                                  18,894             16,885
   Deferred tax asset, net                                                   10,800             10,891
   Prepaid expenses and other assets                                         15,687             16,798
                                                                    ------------------- ------------------
       Total Assets                                                     $ 3,784,920        $ 4,299,650
                                                                    ------------------- ------------------
Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
     Due within one year                                                $ 2,201,229        $ 2,799,384
     Due after one year                                                   1,222,609          1,136,110
                                                                    ------------------- ------------------
       Total notes payable                                                3,423,838          3,935,494
   Financial derivatives                                                     57,873             67,670
   Accrued interest payable                                                  25,689             26,342
   Guarantee and commitment obligation                                       17,751             14,144
   Accounts payable and accrued expenses                                     17,146             29,574
   Reserve for losses                                                        14,521             13,172
                                                                    ------------------- ------------------
       Total Liabilities                                                  3,556,818          4,086,396

Stockholders' Equity:
   Preferred Stock:
     Series A, stated at redemption/liquidation value,
       $50 per share, 700,000 shares authorized,
       issued and outstanding                                                35,000             35,000
   Common Stock:
     Class A Voting, $1 par value, no maximum authorization,
       1,030,780 shares issued and outstanding                                1,031              1,031
     Class B Voting, $1 par value, no maximum authorization,
       500,301 shares issued and outstanding                                    500                500
     Class C Non-Voting, $1 par value, no maximum authorization,
       10,501,584 and 10,522,513 shares issued and outstanding
       as of September 30, 2004 and December 31, 2003                        10,502             10,523
   Additional paid-in capital                                                89,146             88,652
   Accumulated other comprehensive income/(loss)                             (5,487)            (2,295)
   Retained earnings                                                         97,410             79,843
                                                                    ------------------- ------------------
       Total Stockholders' Equity                                           228,102            213,254
                                                                    ------------------- ------------------
       Total Liabilities and Stockholders' Equity                       $ 3,784,920        $ 4,299,650
                                                                    ------------------- ------------------

                     See accompanying notes to condensed consolidated financial statements.

                                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                    (in thousands, except per share amounts)

                                                                Three Months Ended               Nine Months Ended
                                                     ---------------------------------- -----------------------------------
                                                      Sept. 30, 2004    Sept. 30, 2003   Sept. 30, 2004    Sept. 30, 2003
                                                     ----------------  ---------------- ----------------- -----------------
Interest income:
   Investments and cash equivalents                       $ 9,412         $ 7,994             $ 25,857           $ 26,490
   Farmer Mac Guaranteed Securities                        16,689          17,783               49,555             55,984
   Loans                                                   12,285          13,543               38,974             39,679
                                                     ----------------  ---------------- ------------------ ----------------
    Total interest income                                  38,386          39,320              114,386          122,153

Interest expense                                           30,417          30,402               89,112           93,995
                                                     ----------------  ---------------- ------------------ ----------------
Net interest income                                         7,969           8,918               25,274           28,158
   Provision for loan losses                                  144          (3,391)              (2,420)          (6,015)
                                                     ----------------  ---------------- ------------------ ----------------
Net interest income after provision
   for loan losses                                          8,113           5,527               22,854           22,143
Guarantee and commitment fees                               5,269           5,056               15,742           15,261
Gains/(Losses) on financial derivatives
   and trading assets                                       5,350          (3,348)               2,446            3,653
Gain on sale of Farmer Mac Guaranteed Securities                -               -                  367                -
Gains/(Losses) on the sale of
   real estate owned                                          133              79                 (120)             (23)
Miscellaneous income                                          703             354                3,185              743
                                                     ----------------  ---------------- ------------------ ----------------
    Total revenues                                         19,568           7,668               44,474           41,777
                                                     ----------------  ---------------- ------------------ ----------------
Expenses:
   Compensation and employee benefits                       1,715           1,582                5,227            4,488
   General and administrative                               2,038           1,550                5,929            3,949
   Regulatory fees                                            504             383                1,565            1,148
   REO operating costs, net                                   (52)              -                  290                -
   Provision for losses                                     1,759          (1,190)               2,426              300
                                                     ----------------  ---------------- ------------------ ----------------
    Total operating expenses                                5,964           2,325               15,437            9,885
                                                     ----------------  ---------------- ------------------ ----------------
Income before income taxes                                 13,604           5,343               29,037           31,892

Income tax expense                                          4,440           1,438                8,966           10,073
                                                     ----------------  ---------------- ------------------ ----------------
Net income                                                  9,164           3,905               20,071           21,819
                                                     ----------------  ---------------- ------------------ ----------------
Preferred stock dividends                                    (560)           (560)              (1,680)          (1,680)
                                                     ----------------  ---------------- ------------------ ----------------
Net income available to common stockholders               $ 8,604         $ 3,345             $ 18,391         $ 20,139
                                                     ----------------  ---------------- ------------------ ----------------
Earnings per common share:
   Basic earnings per common share                         $ 0.71          $ 0.28               $ 1.52           $ 1.72
   Diluted earnings per common share                       $ 0.70          $ 0.28               $ 1.50           $ 1.68

                         See accompanying notes to condensed consolidated financial statements.

                                 FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                              (in thousands)

                                                                                       Nine Months Ended
                                                                           ------------------------------------------
                                                                             Sept. 30, 2004         Sept. 30, 2003
                                                                           --------------------  --------------------

Cash flows from operating activities:
   Net income                                                                     $ 20,071              $ 21,819
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                            1,714                   (75)
    Amortization of debt premiums, discounts and issuance costs                     21,358                26,716
    Proceeds from repayment of trading investment securities                         3,641                 5,207
    Net change in fair value of trading securities and derivatives                  (1,027)               (4,144)
    Amortization of settled financial derivatives contracts                            805                 1,297
    Gain on sale of Farmer Mac Guaranteed Securities                                  (367)                    -
    Losses on the sale of real estate owned                                            120                    23
    Total provision for losses                                                       4,846                 6,315
    Decrease in interest receivable                                                 20,603                22,986
    Increase in guarantee and commitment fees receivable                            (2,009)               (8,791)
    Increase in other assets                                                        (4,799)              (24,676)
    Increase/(decrease) in accrued interest payable                                   (653)                   26
    Increase/(decrease) in other liabilities                                       (17,455)                9,233
                                                                           --------------------- ---------------------
      Net cash provided by operating activities                                     46,848                55,936

Cash flows from investing activities:
   Purchases of available-for-sale investment securities                          (434,708)             (635,165)
   Purchases of Farmer Mac II Guaranteed Securities and
    AgVantage bonds                                                               (146,538)             (251,387)
   Purchases of loans                                                              (88,718)             (243,034)
   Proceeds from repayment of investment securities                                549,957               380,679
   Proceeds from repayment of Farmer Mac Guaranteed Securities                     219,309               317,085
   Proceeds from repayment of loans                                                138,043               154,275
   Proceeds from sale of loans and Farmer Mac Guaranteed Securities                117,812                78,167
   Proceeds from sale of real estate owned                                          11,004                 2,243
                                                                           --------------------  --------------------
    Net cash provided by/(used in) investing activities                            366,161              (197,137)

Cash flows from financing activities:
   Proceeds from issuance of discount notes                                     44,287,878            47,811,390
   Proceeds from issuance of medium-term notes                                     675,783               264,027
   Payments to redeem discount notes                                           (45,255,947)          (48,036,827)
   Payments to redeem medium-term notes                                           (241,460)             (106,940)
   Settlement of financial derivatives                                              (1,100)               (1,485)
   Proceeds from common stock issuance                                               1,063                 2,286
   Repurchase of common stock                                                       (1,414)                    -
   Preferred stock dividends                                                        (1,680)               (1,680)
                                                                           --------------------  --------------------
    Net cash used in financing activities                                         (536,877)              (69,229)
                                                                           --------------------  --------------------
   Net decrease in cash and cash equivalents                                      (123,868)             (210,430)

   Cash and cash equivalents at beginning of period                                623,674               723,800
                                                                           --------------------  --------------------
   Cash and cash equivalents at end of period                                    $ 499,806             $ 513,370
                                                                           --------------------  --------------------

                      See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the Condensed Consolidated Statements of Cash Flows. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2004 and 2003.

                                                        Nine Months Ended
                                                          September 30,
                                                     -------------------------
                                                         2004          2003
                                                     -----------   -----------
                                                          (in thousands)
Cash paid for:
   Interest                                           $ 45,159      $ 44,008
   Income taxes                                          8,000        10,500
Non-cash activity:
   Real estate owned acquired through foreclosure        6,969        24,350
   Loans acquired and securitized as Farmer Mac
     Guaranteed Securities                              88,479        78,254
   Loans acquired from on-balance sheet Farmer Mac
    Guaranteed Securities                                7,886        35,516
   Loans previously under LTSPCs exchanged
    for Farmer Mac Guaranteed Securities                     -       722,315

          (b)  Allowance for Losses

     As of September 30, 2004, Farmer Mac maintained a $22.5 million allowance and contingent obligation for probable losses ("allowance for losses") to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and long-term standby purchase commitments ("LTSPCs") in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5") and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is substantially the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards.

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

     The table below summarizes the components of Farmer Mac's allowance for losses, which includes its contingent obligation for probable losses, as of September 30, 2004 and December 31, 2003.

                                                                    September 30,         December 31,
                                                                        2004                  2003
                                                                  -----------------    -----------------
                                                                             (in thousands)
Allowance for loan losses                                               $ 5,225             $ 5,967
Real estate owned valuation allowance                                         -                 238
Reserve for losses:
      On-balance sheet Farmer Mac I Guaranteed Securities                 2,572               2,861
      Off-balance sheet Farmer Mac I Guaranteed Securities                1,329               1,070
      LTSPCs                                                             10,620               9,241
Contingent obligation for probable losses                                 2,716               2,676
                                                                  -----------------    -----------------
      Total                                                            $ 22,462            $ 22,053
                                                                  -----------------    -----------------

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

     All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivatives in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges. Financial derivatives in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Financial derivatives that do not satisfy the hedging criteria of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") are not accounted for as hedges, and changes in the fair values of those financial derivatives are reported as gains or losses on financial derivatives and trading assets in the condensed consolidated statements of operations.

     The  following  table  summarizes   information  related  to  Farmer  Mac's
financial derivatives as of September 30, 2004 and December 31, 2003:


                                                                 September 30, 2004
                        ----------------------------------------------------------------------------------------------------------
                              Cash Flow Hedges         Fair Value Hedges        No Hedge Designation               Total
                        ------------------------- -------------------------  -------------------------- --------------------------
                          Notional    Fair Value    Notional    Fair Value     Notional     Fair Value    Notional    Fair Value
                        ------------ ------------ ------------ ------------  ------------  ------------ ------------ -------------
                                                                    (in thousands)
Interest rate swaps:
    Pay-fixed            $ 611,984    $ (50,717)          $ -        $ -        $ 25,695       $ (261)   $ 637,679   $ (50,978)
    Receive-fixed                -            -       105,000     (2,049)        100,000          128      205,000      (1,921)
    Basis                  261,985       (4,291)            -          -         390,655          195      652,640      (4,096)
    Other                        -            -             -          -          25,000           12       25,000          12
Agency forwards             62,035           49             -          -           4,228            1       66,263          50
                        ------------ ------------ ------------ ------------  ------------  ------------ ------------ -------------

Total                    $ 936,004    $ (54,959)    $ 105,000   $ (2,049)      $ 545,578         $ 75    $ 1,586,582   $ (56,933)
                        ------------ ------------ ------------ ------------  ------------  ------------ ------------ -------------

                                                                 December 31, 2003
                        ----------------------------------------------------------------------------------------------------------
                              Cash Flow Hedges         Fair Value Hedges        No Hedge Designation               Total
                        ------------------------- -------------------------  -------------------------- --------------------------
                          Notional    Fair Value    Notional    Fair Value     Notional     Fair Value    Notional    Fair Value
                        ------------ ------------ ------------ ------------  ------------  ------------ ------------ -------------
                                                                    (in thousands)
Interest rate swaps:
    Pay-fixed            $ 636,213    $ (55,397)          $ -        $ -       $ 138,177      $ (2,023)   $ 774,390   $ (57,420)
    Receive-fixed                -            -       145,000     (2,782)              -             -      145,000      (2,782)
    Basis                  307,621       (5,879)            -          -          14,296          (260)     321,917      (6,139)
    Other                        -            -             -          -          25,000           (27)      25,000         (27)
Interest rate caps               -            -             -          -         210,000             -      210,000           -
Agency forwards             54,196         (417)       26,332         76               -             -       80,528        (341)
                        ------------ ------------ ------------ ------------  ------------  ------------ ------------ -------------

Total                    $ 998,030    $ (61,693)    $ 171,332   $ (2,706)      $ 387,473      $ (2,310)  $1,556,835   $ (66,709)
                        ------------ ------------ ------------ ------------  ------------  ------------ ------------ -------------

     As of September 30, 2004, Farmer Mac had approximately $41.6 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $7.4 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings. For the quarter ended September 30, 2004, any ineffectiveness related to Farmer Mac's designated hedges was insignificant.

          (d)  Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003:

                                             September 30, 2004                               September 30, 2003
                                  -----------------------------------------    -----------------------------------------
                                                    Dilutive                                     Dilutive
                                                     stock        Diluted                         stock        Diluted
                                    Basic EPS       options         EPS          Basic EPS       options         EPS
                                  -----------------------------------------    -----------------------------------------
                                                        (in thousands, except per share amounts)
Three Months Ended:
   Net income available to          $ 8,604                        8,604          $ 3,345                     $ 3,345
    common stockholders
   Weighted average shares           12,091          132          12,223           11,793         301          12,094
   Earnings per common share         $ 0.71                       $ 0.70           $ 0.28                      $ 0.28

Nine Months Ended:
   Net income available to         $ 18,391                     $ 18,391         $ 20,139                    $ 20,139
    common stockholder
   Weighted average shares           12,082          157          12,239           11,710         296          12,006
   Earnings per common share         $ 1.52                       $ 1.50           $ 1.72                      $ 1.68

     During third quarter 2004, Farmer Mac common stock repurchases reduced the Corporation's capital by approximately $1.4 million. Farmer Mac repurchased 70,951 shares of its Class C Non-Voting Common Stock, at an average price of $19.88 per share, pursuant to the Corporation's previously announced stock repurchase program.

          (e)  Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS 123"). Accordingly, no compensation expense was recognized in third quarter 2004 or third quarter 2003 for employee stock options. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table:

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                    September 30,
                                         -------------------------------- ----------------------------------
                                               2004             2003             2004             2003
                                         ---------------- --------------- ----------------- ----------------
                                                      (in thousands, except per share amounts)
Net income available to common
  stockholders, as reported                  $ 8,604         $ 3,345          $ 18,391         $ 20,139
Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes                4              19                15              301
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of tax                  (1,155)            (19)           (1,646)          (2,656)

  Pro forma net income available to      ---------------- --------------- ----------------- ----------------
  common stockholders                        $ 7,453         $ 3,345          $ 16,760         $ 17,784
                                         ---------------- --------------- ----------------- ----------------

Earnings per common share:
  Basic - as reported                         $ 0.71          $ 0.28            $ 1.52           $ 1.72
  Basic - pro forma                           $ 0.62          $ 0.28            $ 1.39           $ 1.52

  Diluted - as reported                       $ 0.70          $ 0.28            $ 1.50           $ 1.68
  Diluted - pro forma                         $ 0.61          $ 0.28            $ 1.37           $ 1.48

     The following table summarizes stock option activity for the three and nine months ended September 30, 2004 and 2003:

                                                    September 30, 2004                September 30, 2003
                                         ----------------------------------- ------------------------------------
                                                                 Weighted-                          Weighted-
                                                                 Average                            Average
                                                                 Exercise                           Exercise
                                              Shares              Price            Shares            Price
                                         -----------------  ---------------- ----------------  ------------------
Three Months Ended:
Outstanding, beginning of period              1,586,656        $   23.01        1,817,049            $ 20.86
  Granted                                       251,984            19.91                -                  -
  Exercised                                      (6,000)           15.33           (4,666)             15.13
  Canceled                                         (501)           26.54                -                  -
                                         -----------------  ---------------- ----------------  ------------------
Outstanding, end of period                    1,832,139        $  22.61         1,812,383            $ 20.86
                                         -----------------  ---------------- ----------------  ------------------

Nine Months Ended:
Outstanding, beginning of period              1,575,980        $  22.92         1,637,111           $ 19.45
Granted                                         341,984           20.49           343,104             22.40
Exercised                                       (48,124)          17.69          (164,500)             9.66
Canceled                                        (37,701)          22.84            (3,332)            29.10
                                         -----------------  ---------------- ----------------  ------------------
Outstanding, end of period                    1,832,139        $  22.61         1,812,383           $ 20.87
                                         -----------------  ---------------- ----------------  ------------------

Options exercisable at end of period          1,363,676                         1,502,311
                                         -----------------                   ----------------

          (f)  Reclassifications

     Certain reclassifications of prior period information were made to conform to the current period presentation.

          (g)  New Accounting Standards


     In March 2004, the Emerging Issues Task Force ("EITF") amended EITF 03-1, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: (1) determine whether an investment is impaired; (2) evaluate whether the impairment is other-than-temporary; and (3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The guidance in EITF 03-1 is effective for reporting periods beginning after June 15, 2004, with the exception of certain sections, which have been deferred. Farmer Mac has the intent and ability to hold to recovery any securities that may fall under the scope of this amendment. Farmer Mac is evaluating the impact of the amendment, and will adopt it when effective in full.

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

Note 2.  Farmer Mac Guaranteed Securities

     The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of September 30, 2004 and December 31, 2003.

                                  September 30, 2004                                 December 31, 2003
                   ------------------------------------------------- ------------------------------------------------
                     Available-        Held-to-                         Available-        Held-to-
                      for-Sale         Maturity           Total          for-Sale         Maturity          Total
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------
                                                             (in thousands)
Farmer Mac I         $ 614,388        $ 49,179          $ 663,567      $ 779,560          $ 49,901       $ 829,461
Farmer Mac II                -         685,689            685,689              -           678,673         678,673
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------
    Total            $ 614,388       $ 734,868        $ 1,349,256      $ 779,560         $ 728,574     $ 1,508,134
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------

Amortized cost       $ 575,335       $ 734,868        $ 1,310,203      $ 725,674         $ 728,574     $ 1,454,248
Unrealized gains        39,053           8,849             47,902         53,902            14,434          68,336
Unrealized losses            -               -                  -            (16)                -             (16)
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------
    Fair value       $ 614,388       $ 743,717        $ 1,358,105      $ 779,560         $ 743,008     $ 1,522,568
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------

     The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of September 30, 2004.

                                               September 30, 2004
                                             -----------------------
                                              (dollars in thousands)

Fair value of beneficial interests retained
    in Farmer Mac Guaranteed Securities           $ 1,358,105

Weighted-average remaining life (in years)                5.0

Weighted-average prepayment speed (annual rate)           8.8%
    Effect on fair value of a 10% adverse change       $ (417)
    Effect on fair value of a 20% adverse change       $ (796)

Weighted-average discount rate                          4.9%
    Effect on fair value of a 10% adverse change    $ (18,506)
    Effect on fair value of a 20% adverse change    $ (36,996)



     These sensitivities are hypothetical. As the figures indicate, changes in fair value based on 10 percent or 20 percent variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In fact, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might amplify or counteract the sensitivities.

      The table below presents the outstanding principal balances, 90-day delinquencies and net credit losses as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.


                                 Outstanding Principal                 90-Day
                                       Balances                    Delinquencies (1)            Net Credit Losses
                             ---------------------------- ------------------------------- -------------------------------
                                 As of          As of          As of           As of        For the Nine Months Ended
                             September 30,   December 31,  September 30,    December 31,           September 30,
                             -------------- ------------- --------------- --------------- ------------------------------
                                 2004           2003           2004            2003            2004           2003
                             -------------- ------------- --------------- --------------- -------------- ---------------
                                                                   (in thousands)
On-balance sheet assets:
   Farmer Mac I:
     Loans                       $ 884,814     $ 976,280      $ 46,052       $ 28,089        $ 3,161          $ 842
     Guaranteed Securities         625,846       777,134             -              -              -            180
   Farmer Mac II:
     Guaranteed Securities         685,293       678,229             -              -              -              -
                             -------------- ------------- --------------- --------------- -------------- ---------------
      Total on-balance sheet   $ 2,195,953   $ 2,431,643      $ 46,052       $ 28,089        $ 3,161        $ 1,022
                             -------------- ------------- --------------- --------------- -------------- ---------------

Off-balance sheet assets:
   Farmer Mac I:
     LTSPCs                    $ 2,381,006   $ 2,348,703       $ 1,532        $ 1,967            $ -            $ -
     Guaranteed Securities         907,103       952,134             -              -              -              -
   Farmer Mac II:
     Guaranteed Securities          57,180        51,241             -              -              -              -
                             -------------- ------------- --------------- --------------- -------------- ---------------
      Total off-balance sheet  $ 3,345,289   $ 3,352,078       $ 1,532        $ 1,967            $ -            $ -
                             -------------- ------------- --------------- --------------- -------------- ---------------
      Total                    $ 5,541,242   $ 5,783,721      $ 47,584       $ 30,056        $ 3,161        $ 1,022
                             -------------- ------------- --------------- --------------- -------------- ---------------

(1) Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

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

                                          Nine Months Ended September 30,
                                        -------------------------------------
                                              2004                2003
                                        ------------------  -----------------
                                                   (in thousands)
Proceeds from new securitizations          $ 88,479           $ 78,254
Guarantee fees received                       1,222              1,306
Purchases of assets from the trusts           2,826             33,550
Servicing advances                               33                321
Repayment of servicing advances                  38                 84


     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2004 and December 31, 2003, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

              Outstanding Balance of Off-Balance Sheet
                 Farmer Mac Guaranteed Securities
------------------------------------------------------------------------
                                        September 30,      December 31,
                                             2004              2003
                                      -----------------  ---------------
                                                (in thousands)
Farmer Mac I Guaranteed Securities        $ 907,103        $ 952,134
Farmer Mac II Guaranteed Securities          57,180           51,241
                                      -----------------  ---------------
     Total Farmer Mac I and II            $ 964,283      $ 1,003,375
                                      -----------------  ---------------

     As of September 30, 2004, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 15.0 years. For the off-balance sheet Farmer Mac I Guaranteed Securities that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses of $1.3 million as of September 30, 2004 and $1.1 million as of December 31, 2003. For those securities that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its initial obligation to stand ready under the guarantee as a liability. This liability approximated $5.1 million as of September 30, 2004 and $4.1 million as of December 31, 2003 and is reported in the guarantee and commitment obligation on the condensed consolidated balance sheet.

Long-Term Standby Purchase Commitments (LTSPCs)

     An LTSPC is a commitment by Farmer Mac to purchase eligible loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.

     As of September 30, 2004 and December 31, 2003, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.4 billion and $2.3 billion, respectively. For all LTSPC transactions to date, Farmer Mac has incurred a charge-off on two loans.

     As of September 30, 2004, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.6 years. For the LTSPCs that were executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses of $10.6 million as of September 30, 2004 and $9.2 million as of December 31, 2003. For those LTSPCs that were issued or modified on or after January 1, 2003, Farmer Mac has recorded the fair value of its initial obligation to stand ready under the commitment as a liability. This liability approximated $9.9 million as of September 30, 2004 and $7.3 million as of December 31, 2003 and was included in the guarantee and commitment obligation on the condensed consolidated balance sheet.

Note 4.  Comprehensive Income

     Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth comprehensive income for the three and nine months ended September 30, 2004 and 2003.

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                         ------------------------------- ---------------------------------
                                                              2004            2003             2004             2003
                                                         --------------- --------------- ----------------- ---------------
                                                                                 (in thousands)
Net income                                                   $ 9,164         $ 3,905          $ 20,071        $ 21,819
Other comprehensive income/(loss):
    Available-for-sale securities:
      Change in net unrealized gains                           8,238         (21,015)          (11,054)        (12,477)
      Tax effect                                              (2,883)          7,355             3,869           4,367
                                                         --------------- --------------- ----------------- ---------------
        Net change from available-for-sale securities          5,355         (13,660)           (7,185)         (8,110)
    Cash flow hedges:
      Change in fair value, net of
        reclassification adjustments                         (16,349)         17,734             6,145           9,509
      Tax effect                                               5,722          (6,207)           (2,151)         (3,328)
                                                         --------------- --------------- ----------------- ---------------
        Net change from cash flow hedges                     (10,627)         11,527             3,994           6,181
                                                         --------------- --------------- ----------------- ---------------
Other comprehensive income/(loss)                             (5,272)         (2,133)           (3,191)         (1,929)
                                                         --------------- --------------- ----------------- ---------------
Comprehensive income                                         $ 3,892         $ 1,772          $ 16,880        $ 19,890
                                                         --------------- --------------- ----------------- ---------------

Note 5.  Investments

     As of the dates indicated below, Farmer Mac's investment portfolio was comprised of the following:

                    September 30,   December 31,
                         2004           2003
                    -------------  -------------
                          (in thousands)
Held-to-maturity        $ 10,604       $ 10,604
Available-for-sale       928,024      1,039,673
Trading                   10,763         14,505
                    -------------  -------------
                       $ 949,391    $ 1,064,782
                    -------------  -------------

     The amortized cost and estimated fair values of investments as of September 30, 2004 and December 31, 2003 were as follows. Fair value was estimated based on quoted market prices.

                                               September 30, 2004                                 December 31, 2003
                             ---------------------------------------------------- --------------------------------------------------
                              Amortized    Unrealized   Unrealized                 Amortized   Unrealized    Unrealized
                                Cost          Gain         Loss       Fair Value     Cost         Gain          Loss     Fair Value
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- ------------
                                                                         (in thousands)
Held-to-maturity:
   Cash investment in
    fixed rate guaranteed
    investment contract        $ 10,604      $ 480          $ -       $ 11,084      $ 10,604      $ 342        $ -        $ 10,946
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- ------------
    Total held-to-maturity     $ 10,604      $ 480          $ -       $ 11,084      $ 10,604      $ 342        $ -        $ 10,946
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- ------------
Available-for-sale:
   Floating rate
    asset-backed securities   $ 113,465      $ 463       $ (724)     $ 113,204      $ 78,817      $ 682        $ -        $ 79,499
   Floating rate corporate
    debt securities             372,306        198          (49)       372,455       370,145        573       (100)        370,618
   Fixed rate preferred
    stock                       185,498     16,509            -        202,007       186,253     12,196          -         198,449
   Fixed rate
    commercial paper                  -          -            -              -       120,452          -          -         120,452
   Floating rate
    municipal bonds                   -          -            -              -         2,820          -          -           2,820
   Floating rate mortgage-
    backed securities           240,313        166         (121)       240,358       268,522         198       (885)        267,835
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- ------------
    Total available-for-sale  $ 911,582   $ 17,336       $ (894)     $ 928,024    $ 1,027,009   $ 13,649     $ (985)    $ 1,039,673
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- ------------

Trading:
   Adjustable rate mortgage-
    backed securities          $ 10,655       $ 108          $ -       $ 10,763     $ 14,296       $ 209     $ -           $ 14,505
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- ------------
    Total trading              $ 10,655       $ 108          $ -       $ 10,763     $ 14,296       $ 209     $ -           $ 14,505
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- ------------

     The amortized cost, fair value and yield of investments by remaining contractual maturity as of September 30, 2004 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages. As of September 30, 2004 Farmer Mac owned one held-to-maturity investment that matures in 2006 with an amortized cost of $10.6 million, a fair value of $11.1 million, and a yield of 6.15 percent.



Note 6. Subsequent Event

     On October 7, 2004, Farmer Mac's Board of Directors declared a quarterly dividend on the Corporation's three classes of common stock - Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common
Stock. The quarterly dividend of $0.10 per common share will be payable on December 31, 2004 to common stockholders of record as of December 15, 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Please read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with: (1) the condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Special Note Regarding Forward-Looking Statements

     Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's:

          o    prospects for earnings;
          o growth in loan purchase, guarantee, LTSPC and securitization volume;
          o    trends in net interest income;
          o    trends in provisions for losses;
          o    trends in expenses;
          o    changes in capital position; and
          o    other business and financial matters.

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

Results of Operations

     Overview. Net income available to common stockholders for third quarter 2004 was $8.6 million or $0.70 per diluted common share, compared to $3.3 million or $0.28 per diluted common share for third quarter 2003. This increase was due principally to the increase in the fair value of financial derivatives as accounted for in accordance with SFAS 133, as explained below. During third quarter 2004, Farmer Mac:

          o    added $84.1 million of Farmer Mac I eligible loans under LTSPCs;
          o purchased $23.2 million of newly originated Farmer Mac I eligible loans; and
          o purchased $49.8 million of Farmer Mac II eligible USDA-guaranteed portions of loans.

     As of September 30, 2004, Farmer Mac's outstanding program volume was $5.5 billion, which represented approximately 12 percent of management's estimate of a $44.5 billion market of eligible agricultural mortgage loans. For Farmer Mac to succeed in realizing its business development and profitability objectives over the longer term, the use of Farmer Mac's programs and products by agricultural mortgage lenders, whether traditional or non-traditional, must expand.

     Farmer Mac's ongoing guarantee and commitment fee income reflects the annuity-like revenue stream of that aspect of the Corporation's business. That fee income is earned on the cumulative outstanding principal balance of Farmer Mac Guaranteed Securities and loans underlying LTSPCs. Accordingly, GAAP earnings increase or decrease through changes in periodic business volume in proportion to the change in that cumulative outstanding principal balance, not in proportion to the change in periodic volume.

     As discussed below in Expenses, compensation and employee benefits, general and administrative expenses, and regulatory fees for third quarter 2004 continued their upward trends of prior quarters. This upward trend has been generated by greater staffing levels and consultants' fees necessary for increased corporate governance and regulatory compliance activities, including requirements of the Sarbanes-Oxley Act of 2002 and FCA, as well as the heightened focus on the regulatory environment for government-sponsored enterprises generally. Farmer Mac expects its expenses and regulatory fees to continue at or above current levels through 2005.

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

     Net Interest Income. Net interest income, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was $8.0 million for third quarter 2004 and $25.3 million for the nine months ended September 30, 2004, compared to $8.9 million and $28.2 million, respectively, for the same periods in 2003. The net interest yield was 86 basis points for the nine months ended September 30, 2004, compared to 93 basis points for the nine months ended September 30, 2003. The effect of the adoption of SFAS 140 was the classification of approximately $3.2 million (11 basis points) of guarantee fee income as interest income for the nine months ended September 30, 2004, compared to $3.3 million (11 basis points) for the nine months ended September 30, 2003.

     Farmer Mac classifies the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships as gains and losses on financial derivatives and trading assets. For the nine months ended September 30, 2004 and 2003, this reclassification resulted in the decrease of the net interest yield of 5 basis points and an increase of 1 basis point, respectively.

     The net interest yields for the nine months ended September 30, 2004 and 2003 included the benefits of yield maintenance payments received of 14 basis points and 12 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and amounts of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. For the nine months ended September 30, 2004 and 2003, the effects of yield maintenance payments on net income and diluted earnings per share were $2.7 million or $0.22 per diluted share and $2.4 million or $0.20 per diluted share, respectively.

     The following table provides information regarding the average balances and rates of interest-earning assets and funding for the nine months ended September 30, 2004 and 2003. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. The low average rate earned on cash and cash equivalents reflects the low level of short-term rates in both periods, with generally higher average short-term rates during the 2004 period offset by tighter market spreads. The decrease in the average rate for investments reflects tighter market spreads on new floating rate investments acquired during 2004 and the maturity of higher yielding investments outstanding during the prior period. The lower average rate on loans and Farmer Mac Guaranteed Securities reflects the paydown of older, higher yielding fixed rate loans. The increase in the average rate for notes payable due within one year reflects the general increase in average short-term rates during the 2004 period compared to the 2003 period. The decrease in the average rate for notes payable due after one year reflects the retirement of older, higher rate debt and the issuance of new debt at lower rates.


                                                                      Nine Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                                2004                                    2003
                                              -------------------------------------- -------------------------------------
                                                  Average      Income/     Average       Average      Income/    Average
                                                  Balance      Expense       Rate        Balance      Expense     Rate
                                              -------------- ----------- ----------- -------------- ----------- ----------
                                                                           (dollars in thousands)

 Interest-earning assets:
 Cash and cash equivalents                       $ 635,091     $ 6,005       1.26%      $ 713,838     $ 6,631     1.24%
 Investments                                       981,404      19,852       2.70%        894,322      19,859     2.96%
 Loans and Farmer Mac Guaranteed Securities      2,299,931      88,529       5.13%      2,420,310      95,663     5.27%
                                              -------------- ----------- ----------- -------------- ----------- ----------
  Total interest-earning assets                  3,916,426     114,386       3.89%      4,028,470     122,153     4.04%
                                              -------------- -----------             -------------- -----------

Funding
  Notes payable due within one year              2,149,271      38,664       2.40%      2,737,923      46,766     2.28%
  Notes payable due after one year               1,577,442      50,448       4.26%      1,148,251      47,229     5.48%
                                              -------------- ----------- ----------- -------------- ----------- ----------
  Total interest-bearing liabilities             3,726,713      89,112       3.19%      3,886,174      93,995     3.22%
  Net non-interest-bearing funding                 189,713                                142,296
                                              -------------- ----------- ----------- -------------- ----------- ----------
  Total funding                                $ 3,916,426      89,112       3.03%    $ 4,028,470      93,995     3.11%
                                              -------------- ----------- ----------- -------------- ----------- ----------
  Net interest income/yield                                   $ 25,274       0.86%                   $ 28,158     0.93%
                                                             ----------- -----------                ----------- ----------

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

                                                              Nine Months Ended September 30, 2004
                                                                  Compared to Nine Months Ended
                                                                       September 30, 2003
                                                     ---------------------------------------------------------
                                                                   Increase/(Decrease) Due to
                                                     ---------------------------------------------------------
                                                            Rate               Volume             Total
                                                     ------------------- ------------------- -----------------
                                                                          (in thousands)
Income from interest-earning assets
   Cash and cash equivalents                                 $ 117              $ (743)           $ (626)
   Investments                                              (1,851)              1,844                (7)
   Loans and Farmer Mac Guaranteed Securities               (2,458)             (4,676)           (7,134)
                                                     ------------------- ------------------- -----------------
    Total                                                   (4,192)             (3,575)           (7,767)
   Expense from interest-bearing liabilities                (1,060)             (3,823)           (4,883)
                                                     ------------------- ------------------- -----------------
   Change in net interest income                          $ (3,132)              $ 248          $ (2,884)
                                                     ------------------- ------------------- -----------------

     See "--Regulatory Matters" for actions by Farmer Mac's federal regulator, the Farm Credit Administration ("FCA"), that may potentially affect future net interest income.

     Guarantee and Commitment Fees. Guarantee and commitment fees were $5.3 million for third quarter 2004, compared to $5.1 million for third quarter 2003. The effects of the adoption of SFAS 140 were $1.0 million of guarantee fee income being classified as interest income for third quarter 2004 and third quarter 2003, although management considers the amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit and interest rate risk. If a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

     Other Income. Miscellaneous income was $0.7 million for third quarter 2004, compared to $0.4 million for third quarter 2003. The increase was due to the collection of late fees. During the nine months ended September 30, 2004, through a competitive bid process, the Corporation sold Farmer Mac Guaranteed Securities in the amount of $26.9 million to a related party in a transaction that resulted in a $0.4 million gain on sale of Farmer Mac Guaranteed Securities in second quarter 2004. Also during the nine months ended September 30, 2004, Farmer Mac received $1.8 million from two sellers (one of which was a related party) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac. This amount was reported as miscellaneous income in second quarter 2004. Farmer Mac had previously charged off these amounts as losses on the associated loans.

     Expenses. Compensation and employee benefits for third quarter 2004 were $1.7 million, compared to $1.6 million for third quarter 2003. General and administrative expenses for third quarter 2004 were $2.0 million, compared to $1.6 million for third quarter 2003. The increases in compensation and employee benefits and general and administrative expenses were due, in large part, to greater staffing levels and consultants' fees necessary for increased corporate governance and regulatory compliance activities, including requirements of the Sarbanes-Oxley Act of 2002 and FCA, as well as the heightened focus on the regulatory environment for government-sponsored enterprises generally. Regulatory fees assessed by FCA for third quarter 2004 and 2003 were $0.5 million and $0.4 million, respectively. FCA's regulatory fees charged to Farmer Mac for the federal fiscal year ended September 30, 2004 were $2.0 million, and FCA has advised the Corporation that its estimated fees for the federal fiscal year ending September 30, 2005 will be $2.3 million. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past. Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at or above current levels through 2005.

     Farmer Mac's net REO operating costs for third quarter 2004 resulted in income of $0.1 million. For the nine months ended September 30, 2004, net REO operating costs were $0.3 million. Net REO operating costs in prior periods were nominal.

     Farmer Mac's total provision for losses was $1.6 million for third quarter 2004, compared to $2.2 million for third quarter 2003. (See "--Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses and provision for loan losses.) As of September 30, 2004, Farmer Mac's total allowance for losses totaled $22.5 million, or 0.47 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $22.1 million (0.44 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs) as of December 31, 2003.

     Gains and Losses on Financial Derivatives and Trading Assets. For third quarter 2004, the gain on financial derivatives and trading assets was $5.4 million, compared to a loss of $3.3 million for third quarter 2003. The gain in third quarter 2004 and the loss in third quarter 2003 resulted primarily from fluctuations in the fair values of financial derivatives, resulting from movements in interest rates, that have not been designated in either fair value or cash flow hedge relationships in accordance with SFAS 133.

     Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with GAAP. In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. Farmer Mac uses these non-GAAP performance measures to develop financial plans, to measure corporate economic performance, and to set incentive compensation. In management's view the non-GAAP measures provide a more accurate representation of Farmer Mac's economic performance, transaction economics and business trends. Not all of Farmer Mac's financial derivatives are specifically identified as hedges under SFAS 133. Thus, GAAP requires Farmer Mac to apply a mixed attribute accounting model that does not reflect the economics for those transactions. Investors and the investment analyst community have previously relied upon similar measures to evaluate performance and issue projections. These non-GAAP disclosures are not intended to replace GAAP information but, rather, to supplement it.

     Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133. Core earnings for the three and nine months ended September 30, 2004 were $5.4 million and $17.5 million, respectively, compared to $5.5 million and $17.2 million for the three and nine months ended September 30, 2003. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

                 Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
-------------------------------------------------------------------------------------------------------------------------

                                                       Three Months Ended                             Nine Months Ended
                                          ----------------------------------------  --------------------------------------
                                            Sept. 30, 2004        Sept. 30, 2003      Sept. 30, 2004      Sept. 30, 2003
                                          -------------------   ------------------  ------------------  -----------------
                                                                           (in thousands)

GAAP net income available
    to common stockholders                      $ 8,604             $ 3,345              $ 18,391           $ 20,139

Less the effects of SFAS 133:
    Unrealized gains/(losses)
      on financial derivatives and
      trading assets, net of tax                  3,144              (2,269)                  633              2,695
    Benefit from non-amortization
      of premium payments
      on financial derivatives,
      net of tax                                     76                  76                   228                238

                                          -------------------   ------------------  ------------------  -----------------
Core earnings                                   $ 5,384             $ 5,538              $ 17,530           $ 17,206
                                          -------------------   ------------------  ------------------  -----------------

Business Volume. New business volume for third quarter 2004 was $157.1 million, down $192.0 million from the same period in 2003. Presently, Farmer Mac's new business with agricultural mortgage lenders has been slowed by:

          o    reduced growth rates in the agricultural mortgage market;
          o    increased liquidity of agricultural borrowers;
          o increased capital and liquidity at those agricultural mortgage lenders in the current interest rate and regulatory environments; and
          o    increased    regulatory    pressure    on    government-sponsored
               enterprises.

Both FCA, the federal regulator of Farmer Mac and the primary lenders in the Farm Credit System ("FCS"), and the Farm Credit System Insurance Corporation ("FCSIC"), a U.S. Government controlled corporation managed by a three-member board of directors composed of the members of the FCA Board, have cautioned other FCS institutions against doing business with GSEs, including Farmer Mac, and FCSIC has raised objections to other FCS institutions' use of Farmer Mac swaps; those communications diminished Farmer Mac's business volume and may have an ongoing effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Matters" for other actions by FCA that may potentially affect existing and future business volume.

     Looking ahead, Farmer Mac is implementing a new strategic alliance with a Farm Credit System institution and sees additional longer-term opportunities that could lead to renewed growth in business volume as a result of the Corporation's marketing efforts.

     The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated.

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                ------------------------------   -----------------------------
                                                    2004            2003             2004           2003
                                                -------------   --------------   -------------  --------------
                                                                        (in thousands)
Loan purchase and guarantee and
    commitment activity:
    Farmer Mac I:
      Loans                                        $ 23,229         $ 42,760        $ 76,193       $ 167,429
      LTSPCs                                         84,097          199,646         358,468         545,245
    Farmer Mac II Guaranteed Securities              49,798          106,729         118,952         226,258
                                                -------------   --------------   -------------  --------------
      Total purchases, guarantees
        and commitments                           $ 157,124        $ 349,135       $ 553,613       $ 938,932
                                                -------------   --------------   -------------  --------------
Farmer Mac I Guaranteed Securities issuances:
    Retained                                            $ -              $ -             $ -             $ -
    Sold                                             24,783           43,082          76,691          78,254
    Loans previously under LTSPCs
      exchanged for Farmer Mac
      Guaranteed Securities                               -          722,315               -         722,315
                                                -------------   --------------   -------------  --------------
      Total                                        $ 24,783        $ 765,397        $ 76,691       $ 800,569
                                                -------------   --------------   -------------  --------------

     To fulfill its guarantee and commitment obligations, Farmer Mac purchases delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs. The following table presents Farmer Mac's loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs.

                                                Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                          -------------------------------   --------------------------------
                                              2004             2003             2004              2003
                                          --------------   --------------   --------------   ---------------
                                                                   (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases          $ 23,229         $ 42,760         $ 76,193         $ 167,429

Defaulted loans purchased from
    off-balance sheet Farmer Mac I
    Guaranteed Securities                         393            9,549            2,826            33,550

Defaulted loans transferred from
    on-balance sheet Farmer Mac I
    Guaranteed Securities                       2,222           15,523            8,115            37,936

Defaulted loans purchased
    from LTSPCs                                   911            1,021            1,584             4,119

                                          --------------   --------------   --------------   ---------------
Total loan purchases                         $ 26,755         $ 68,853         $ 88,718         $ 243,034
                                          --------------   --------------   --------------   ---------------

     The  decreases  in  defaulted   loans  purchased  and  in  defaulted  loans
transferred to loans reflect a reduction in newly delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs.

     The  weighted-average  age of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2004 and third quarter 2003 was less than one month. Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2004 and third quarter 2003, 45 percent and 54 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.2 years and 15.0 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2004 and third quarter 2003 was 4.7 years and 4.2 years, respectively.

     Approximately 285 lenders were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs as of September 30, 2004, with loans to approximately 20,000 borrowers.

     As of September 30, 2004, there were 152 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. During 2003, there were 81 approved loan sellers active in the Farmer Mac I program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of September 30, 2004, more than 75 lenders were participating in those networks, bringing the total Farmer Mac I program participants to more than 200 as of September 30, 2004.

      Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of September 30, 2004, there were 122 active sellers in the Farmer Mac II program, compared to 150 as of December 31, 2003 and 193 as of September 30, 2003. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

     As of September 30, 2004, outstanding commitments to purchase Farmer Mac I loans totaled $5.1 million, compared to $6.5 million as of September 30, 2003. Of the total Farmer Mac I commitments outstanding as of September 30, 2004 and 2003, $5.1 million and $2.1 million, respectively, were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $28.2 million as of September 30, 2004, compared to $45.9 million as of September 30, 2003. Not all of these loans will be purchased, as some will ultimately be denied for credit reasons or withdrawn by the seller.

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

     These financial measures reflect farm investors' and lenders' collective decisions about the long-term expected profitability of farm investments and agriculture generally. These expectations should be favorable for Farmer Mac's long-term business plans, as they indicate increased U.S. farm real estate values, an expanding mortgageable farm real estate base, and a stronger equity position in U.S. agriculture, which should in the aggregate improve Farmer Mac's ability to recover in foreclosures.

Balance Sheet Review

     During the nine months ended September 30, 2004, there were $248.2 million of net principal paydowns in program assets (Farmer Mac Guaranteed Securities and loans) and a $239.3 million reduction in the portfolio of investment securities and cash and cash equivalents. Consistent with the decrease in assets during the period, outstanding debt was paid down by $511.7 million from December 31, 2003 to September 30, 2004. For further information regarding off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below.

     During the nine months ended September 30, 2004, accumulated other comprehensive income/(loss) decreased $3.2 million, which is the net after-tax effect of a $7.2 million decrease in unrealized gains on securities available for sale and a $4.0 million increase in the fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income/(loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of September 30, 2004, Farmer Mac's core capital totaled $233.6 million, compared to $215.5 million as of December 31, 2003. As of September 30, 2004, core capital exceeded Farmer Mac's statutory minimum capital requirement of $128.1 million by $105.5 million.

     Farmer Mac was in compliance with its risk-based capital standards as of September 30, 2004. As of September 30, 2004, the risk-based capital stress test generated a regulatory capital requirement of $43.5 million. Farmer Mac's regulatory capital of $256.1 million as of September 30, 2004 exceeded that amount by approximately $212.6 million. The increase in the risk-based capital requirement from December 31, 2003 ($38.8 million) to September 30, 2004 ($43.5 million) was a result of changes in the interest rate environment. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.


Off-Balance Sheet Program Activities

     Farmer Mac offers approved agricultural and rural residential mortgage lenders two off-balance sheet alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program, and (2) LTSPCs, which are available only through the Farmer Mac I program. Both of these alternatives result in off-balance sheet transactions for Farmer Mac. See Note 3 to the condensed consolidated financial statements for further information regarding Farmer Mac's off-balance sheet program activities.

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of September 30, 2004, 58 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 95 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current loans purchased in third quarter 2004, 5 percent had yield maintenance or another form of prepayment protection. None of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions.

     As of September 30, 2004, Farmer Mac had $499.8 million of cash and cash equivalents and $949.4 million of investment securities. Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding. Farmer Mac's cash equivalents mature within three months and are match-funded with discount notes having similar maturities. As of September 30, 2004, Farmer Mac's investment securities consisted of $736.8 million (77.6 percent) of floating rate securities that have rates that adjust within one year. These floating rate investments are funded using:

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

     The most comprehensive stress test of the long-term interest rate risk in Farmer Mac's current portfolio is the sensitivity of its Market Value of Equity ("MVE") to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of September 30, 2004 and December 31, 2003 to an immediate and instantaneous parallel shift in the yield curve.

                           Percentage Change in MVE from Base Case
                          ------------------------------------------
       Interest Rate          September 30,         December 31,
         Scenario                2004                  2003
    -------------------   --------------------  --------------------
         + 300 bp                -4.4%                -0.4%
         + 200 bp                -2.1%                 0.2%
         + 100 bp                -0.5%                 0.4%
         - 100 bp                -1.0%                 0.0%
         - 200 bp                 N/A*                 N/A*
         - 300 bp                 N/A*                 N/A*

* As of the dates indicated, a -200 bp parallel shift of the U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     During third quarter 2004, Farmer Mac maintained a relatively low level of interest rate sensitivity through ongoing asset and liability management activities. As of September 30, 2004, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 9.4 percent, while a parallel decrease of 100 basis points would have decreased NII by 7.6 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of September 30, 2004, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks as to the parallel shocks. As of September 30, 2004, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the expected life of assets compared to that of liabilities, was minus 0.2 months, compared to minus 0.1 months as of December 31, 2003. Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable. The relative insensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, are indicators of the effectiveness of the Corporation's approach to managing its interest rate risk exposures.


     As of September 30, 2004, Farmer Mac had $1.52 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $637.7 million were floating-to-fixed rate interest rate swaps, $205.0 million were fixed-to-floating interest rate swaps and $677.6 million were basis and other swaps.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of September 30, 2004, Farmer Mac had no uncollateralized net exposure to any counterparty.

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

     Management believes that the general allowance, which is the difference between the total allowance for losses (generated through use of the Model) and the specific allowances, adequately covers any probable losses inherent in the portfolio of performing loans under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5").

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and nine months ended September 30, 2004 and 2003:

                                                                      September 30, 2004
                                -------------------------------------------------------------------------------------------
                                                                                           Contingent
                                     Allowance             REO                             Obligation           Total
                                     for Loan           Valuation          Reserve        for Probable        Allowance
                                      Losses            Allowance        for Losses          Losses           for Losses
                                ------------------ ------------------ ---------------- ------------------ -----------------
                                                                       (in thousands)
Three Months Ended:
Beginning balance                    $ 5,565              $ 545         $ 13,187            $ 2,501          $ 21,798
     Provision for losses               (144)               210            1,334                215             1,615
     Net charge-offs                    (196)              (755)               -                  -              (951)
                                ------------------ ------------------ ---------------- ------------------ -----------------

Ending balance                       $ 5,225                $ -         $ 14,521            $ 2,716          $ 22,462
                                ------------------ ------------------ ---------------- ------------------ -----------------

Nine Months Ended:
Beginning balance                    $ 5,967              $ 238         $ 13,172            $ 2,676          $ 22,053
     Provision for losses              2,420              1,037            1,349                 40             4,846
     Net charge-offs                  (3,162)            (1,275)               -                  -            (4,437)
                                ------------------ ------------------ ---------------- ------------------ -----------------

Ending balance                       $ 5,225                $ -         $ 14,521            $ 2,716          $ 22,462
                                ------------------ ------------------ ---------------- ------------------ -----------------


                                                                      September 30, 2003
                                -------------------------------------------------------------------------------------------
                                                                                          Contingent
                                    Allowance             REO                             Obligation           Total
                                    for Loan           Valuation          Reserve        for Probable        Allowance
                                     Losses            Allowance        for Losses          Losses           for Losses
                                ------------------ ------------------ ---------------- ------------------ -----------------
                                                                       (in thousands)
Three Months Ended:
Beginning balance                    $ 3,102              $ 592         $ 18,169                $ -          $ 21,863
     Provision for losses              3,391              1,447           (7,577)             4,940             2,201
     Net charge-offs                    (322)              (999)               -                  -            (1,321)
                                ------------------ ------------------ ---------------- ------------------ -----------------

Ending balance                       $ 6,171            $ 1,040         $ 10,592            $ 4,940          $ 22,743
                                ------------------ ------------------ ---------------- ------------------ -----------------

Nine Months Ended:
Beginning balance                    $ 2,662              $ 592         $ 16,757                $ -          $ 20,011
     Provision for losses              6,015              1,345           (5,985)             4,940             6,315
     Net charge-offs                  (2,506)              (897)            (180)                 -            (3,583)
                                ------------------ ------------------ ---------------- ------------------ -----------------

Ending balance                       $ 6,171            $ 1,040         $ 10,592            $ 4,940          $ 22,743
                                ------------------ ------------------ ---------------- ------------------ -----------------

     Farmer Mac's total provision for losses was $1.6 million for third quarter 2004, compared to $2.2 million for third quarter 2003. During third quarter 2004, Farmer Mac charged off $1.1 million in losses against the allowance for losses and had $0.1 million in recoveries for net charge-offs of $1.0 million. During third quarter 2003, Farmer Mac charged off $1.4 million in losses against the allowance for losses and had $0.1 million in recoveries for a net charge-offs of $1.3 million. The net charge-offs for third quarter 2004 and 2003 did not include previously accrued or advanced interest on loans and Farmer Mac I Guaranteed Securities. During second quarter 2004, Farmer Mac received $1.8 million from two sellers (one of which was a related party) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac, which amount Farmer Mac had previously charged off as losses on the associated loans. This recovery was reported as miscellaneous income and is not reflected in the net charge-offs for the nine months ended September 30, 2004 presented above. As of September 30, 2004, Farmer Mac's allowance for losses totaled $22.5 million, or 47 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $22.1 million (44 basis points) as of December 31, 2003.

     As of September 30, 2004, Farmer Mac's 90-day delinquencies totaled $47.6 million and represented 1.01 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $47.1 million (0.98 percent) as of September 30, 2003. As of September 30, 2004, Farmer Mac's non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $75.0 million and represented 1.58 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $84.6 million (1.74 percent) as of September 30, 2003. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                              Outstanding
                              Post-1996 Act                                             Less:
                                 Loans,              Non-                              REO and
                             Guarantees and       performing                          Performing         90-Day
                                 LTSPCs             Assets         Percentage        Bankruptcies     Delinquencies     Percentage
                           ------------------   --------------   --------------    ----------------  ----------------  -------------
                                                                      (dollars in thousands)
As of:
   September 30, 2004       $ 4,756,839             $ 75,022          1.58%            $ 27,438         $ 47,584           1.01%
   June 30, 2004              4,882,505               69,751          1.43%              36,978           32,773           0.68%
   March 31, 2004             4,922,759               91,326          1.86%              33,951           57,375           1.17%
   December 31, 2003          5,020,032               69,964          1.39%              39,908           30,056           0.60%
   September 30, 2003         4,871,756               84,583          1.74%              37,442           47,141           0.98%
   June 30, 2003              4,875,059               80,169          1.64%              28,883           51,286           1.06%
   March 31, 2003             4,820,887               94,822          1.97%              18,662           76,160           1.58%
   December 31, 2002          4,821,634               75,308          1.56%              17,094           58,214           1.21%
   September 30, 2002         4,506,330               91,286          2.03%              11,460           79,826           1.77%


     As of September 30, 2004, approximately $1.8 billion (31.0 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.5 billion (36.1 percent) of such loans as of September 30, 2003. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of September 30, 2004, Farmer Mac analyzed the following three categories of assets for impairment, based on the fair value of the underlying collateral:

          o    $75.0 million of non-performing assets;
          o $27.2 million of loans for which Farmer Mac has adjusted the timing of borrowers' payment schedules, but still expects to collect all amounts due and has not made economic concessions; and
          o $35.9 million of performing loans that have previously been delinquent or are secured by real estate that produces commodities currently under stress.

Those individual assessments covered a total of $138.1 million of assets measured for impairment against updated appraised values, other updated collateral valuations or discounted values. Of the $138.1 million of assets analyzed, $126.6 million were adequately collateralized. For the $11.5 million that were not adequately collateralized, individual collateral shortfalls totaled $1.3 million. Accordingly, Farmer Mac allocated specific allowances of $1.3 million to those under-collateralized assets as of September 30, 2004. As of September 30, 2004, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $21.2 million, bringing the total allowance for losses to $22.5 million.

     The following table summarizes Farmer Mac's assets specifically reviewed for impairment and allowance for losses:

                          Farmer Mac I Post-1996 Act Assets Specifically Reviewed
                                 for Impairment and Allowance for Losses
----------------------------------------------------------------------------------------------------------------------------

                                             As of September 30, 2004            As of December 31, 2003
                                    ------------------------------------------  --------------------------------------------
                                                                        (in thousands)
                                                                 Specific                                      Specific
                                        Non-performing           Allowance           Non-performing           Allowance
                                            Assets              for Losses               Assets               for Losses
                                    ----------------------  ------------------  -----------------------  -------------------
Loans 90 days or more past due               $ 20,907               $ 195                  $ 5,185                $ 100
Loans in foreclosure                           11,106                   -                   11,016                  119
Loans in bankruptcy *                          35,730                 119                   38,047                2,769
Real estate owned                               7,279                   -                   15,716                  238
Other loans specifically reviewed              63,102                 965                  102,736                  536
                                    ----------------------  ------------------  -----------------------  -------------------
   Total                                    $ 138,124             $ 1,279                $ 172,700              $ 3,762
                                    ----------------------  ------------------  -----------------------  -------------------

                                                                Allowance                                     Allowance
                                                                for Losses                                   for Losses
                                                            ------------------                           -------------------
Specific allowance for losses                                     $ 1,279                                       $ 3,762
General allowance for losses                                       21,183                                        18,291
                                                            ------------------                           -------------------

   Total allowance for losses                                    $ 22,462                                      $ 22,053
                                                            ------------------                           -------------------

* Includes loans that are performing under either their original loan terms or a court-approved bankruptcy plan.


     As of September 30, 2004, the weighted-average original loan-to-value ("LTV") ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 49 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 56 percent.

     The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

          Distribution of Post-1996 Act Non-performing
               Assets by Original LTV Ratio
                 as of September 30, 2004
---------------------------------------------------------------
                   (dollars in thousands)
                           Post-1996 Act
                          Non-performing
  Original LTV Ratio          Assets            Percentage
------------------------ ------------------ -------------------
     0.00% to 40.00%           $ 5,311              7%
    40.01% to 50.00%            15,588             21%
    50.01% to 60.00%            33,714             45%
    60.01% to 70.00%            16,815             22%
    70.01% to 80.00%             3,417              5%
      80.01% +                     177              0%
                         ------------------ -------------------
                  Total       $ 75,022            100%
                         ------------------ -------------------

     The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of September 30, 2004 by year of origination, geographic region and commodity.

                    Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
-------------------------------------------------------------------------------------------------------------------
                                  Distribution of
                                   Outstanding          Outstanding       Post-1996 Act
                                      Loans,               Loans,               Non-           Non-        Specific
                                  Guarantees and       Guarantees and        performing     performing     Allowance
                                      LTSPCs               LTSPCs            Assets (1)     Asset Rate    for Losses
                               ------------------- -------------------  ---------------- ------------- ---------------
                                                               (dollars in thousands)
By year of origination:
  Before 1994                          12%             $ 568,782          $ 2,897         0.51%            $ -
  1994                                  3%               138,240              656         0.47%              -
  1995                                  3%               131,427            2,589         1.97%             90
  1996                                  6%               308,956            8,745         2.83%            295
  1997                                  8%               366,158           12,488         3.41%            390
  1998                                 12%               581,270           12,205         2.10%            395
  1999                                 12%               589,876           16,035         2.72%            109
  2000                                  7%               348,122            8,755         2.51%              -
  2001                                 11%               542,357            7,025         1.30%              -
  2002                                 13%               596,243            3,048         0.51%              -
  2003                                 10%               464,513              579         0.12%              -
  2004                                  3%               120,895                -         0.00%              -
                            ----------------- -------------------  ---------------- ------------- ---------------

Total                                 100%           $ 4,756,839         $ 75,022          1.58%        $ 1,279
                            ----------------- -------------------  ---------------- ------------- ---------------

By geographic region (2):
  Northwest                            20%             $ 973,564         $ 38,737          3.98%        $ 1,003
  Southwest                            47%             2,212,531           18,878          0.85%            270
  Mid-North                            13%               608,624            9,516          1.56%              6
  Mid-South                             6%               285,153            5,818          2.04%              -
  Northeast                             8%               387,338            1,341          0.35%              -
  Southeast                             6%               289,629              732          0.25%              -
                            ----------------- -------------------  ---------------- ------------- ---------------

Total                                 100%           $ 4,756,839         $ 75,022          1.58%        $ 1,279
                            ----------------- -------------------  ---------------- ------------- ---------------

By commodity:
  Crops                                43%           $ 2,073,262         $ 30,855          1.49%            $ -
  Permanent plantings                  27%             1,266,820           29,174          2.30%          1,236
  Livestock                            23%             1,087,800           10,841          1.00%             43
  Part-time farm                        6%               299,808            4,152          1.38%              -
  Other                                 1%                29,149                -          0.00%              -
                            ----------------- -------------------  ---------------- ------------- ---------------

Total                                 100%           $ 4,756,839         $ 75,022          1.58%        $ 1,279
                            ----------------- -------------------  ---------------- ------------- ---------------

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

     The following table presents Farmer Mac's cumulative credit losses and current specific allowances relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of September 30, 2004. This information is presented by year of origination, geographic region and commodity. The purpose of this table is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

                   Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
                       Relative to all Cumulative Original Loans, Guarantees and LTSPCs
---------------------------------------------------------------------------------------------------------------
                              Cumulative         Cumulative                                      Combined
                            Original Loans,      Net Credit      Cumulative       Current      Credit Loss
                              Guarantees          Losses /          Loss          Specific     and Specific
                              and LTSPCs          (Gains)           Rate         Allowances   Allowance Rate
                            ---------------  ----------------- -------------- --------------- -----------------
                                                           (dollars in thousands)
By year of origination:
  Before 1994                 $ 1,999,263                           0.00%           $ -           0.00%
  1994                            370,222             -             0.00%             -           0.00%
  1995                            325,541           986             0.30%            90           0.33%
  1996                            633,560         1,722             0.27%           295           0.32%
  1997                            724,099         2,984             0.41%           390           0.47%
  1998                          1,076,730         3,596             0.33%           395           0.37%
  1999                          1,064,125         1,196             0.11%           109           0.12%
  2000                            666,022         2,245             0.34%             -           0.34%
  2001                            891,345           695             0.08%             -           0.08%
  2002                            834,237             -             0.00%             -           0.00%
  2003                            537,481             -             0.00%             -           0.00%
  2004                            134,581             -             0.00%             -           0.00%
                            ---------------  ----------------- -------------- --------------- -----------------
Total                         $ 9,257,206      $ 13,424             0.15%       $ 1,279           0.16%
                            ---------------  -----------------                ---------------

By geographic region (1):
  Northwest                   $ 2,016,493       $ 5,992             0.30%        $ 1,003          0.35%
  Southwest                     4,065,325         5,292             0.13%            270          0.14%
  Mid-North                     1,137,387            38             0.00%              6          0.00%
  Mid-South                       483,509         1,839             0.38%              -          0.38%
  Northeast                       773,794            38             0.00%              -          0.00%
  Southeast                       780,698           225             0.03%              -          0.03%
                            ---------------  ----------------- -------------- --------------- -----------------

Total                         $ 9,257,206      $ 13,424             0.15%        $ 1,279          0.16%
                            ---------------  -----------------                ---------------

By commodity:
  Crops                       $ 3,989,597      $ 1,399              0.04%            $ -          0.04%
  Permanent plantings           2,387,371        8,323              0.35%          1,236          0.40%
  Livestock                     2,165,526        3,187              0.15%             43          0.15%
  Part-time farm                  619,191          515              0.08%              -          0.08%
  Other                            95,521            -              0.00%              -          0.00%
                            ---------------  ----------------- -------------- --------------- -----------------

Total                         $ 9,257,206     $ 13,424              0.15%        $ 1,279          0.16%
                            ---------------  -----------------                --------------

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

     Debt Issuance. Farmer Mac funds its program operations primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac's debt obligations consist of discount notes and medium-term notes, including floating rate notes, issued to obtain funds principally to cover the costs of purchasing and holding loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues discount notes and medium-term notes to obtain funds for investments, transaction costs and guarantee payments. The interest and principal on Farmer Mac's debt are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income on Farmer Mac's discount notes and medium-term notes has no tax exemption under federal law from federal, state or local taxation. The Corporation's discount notes and medium-term notes are not currently rated by a nationally recognized statistical rating organization (NRSRO), although Farmer Mac intends to obtain a rating. (See "--Regulatory Matters" below.)

     Farmer Mac's Board of Directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.4 billion was outstanding as of September 30, 2004), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

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

     As a result of Farmer Mac's regular issuance of discount notes and medium-term notes, as well as its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to issue debt securities in the capital markets at favorable rates of interest. Farmer Mac has also used fixed-to-floating interest rate swaps, combined with medium-term notes, as a source of floating rate funding, and floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market may provide favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets. Farmer Mac compensates for this risk by maintaining the flexibility to adjust the required net yield on program asset purchases to reflect the change in the discount note to LIBOR relationship, as necessary. Farmer Mac also maintains a practice of issuing floating rate notes to fund its floating rate assets.

     For liquidity, Farmer Mac maintains an investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities whose rates reset within one year, and a Farmer Mac II portfolio of USDA Guaranteed Portions (full faith and credit of the U.S. Government). As of September 30, 2004, Farmer Mac's cash and cash equivalents, investment securities and USDA Guaranteed Portions, were $499.8 million, $949.4 million, and $685.7 million, respectively, a combined 60.0 percent of total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. For third quarter 2004, Farmer Mac maintained an average of greater than 90 days of liquidity.


     Capital. During third quarter 2004, Farmer Mac repurchased 70,951 shares of its Class C Non-Voting Common Stock, at an average price of $19.88 per share, pursuant to the Corporation's previously announced stock repurchase program. These repurchases reduced the Corporation's capital by approximately $1.4 million.

Regulatory Matters

     Regulatory actions continue to affect Farmer Mac's business outlook. Both FCA and FCSIC have cautioned FCS institutions about doing business with GSEs, including Farmer Mac, and FCSIC has raised technical objections to FCS institutions' use of Farmer Mac AMBS swaps.

     During second quarter 2004, FCA published a proposed regulation relating to Farmer Mac's investments and liquidity. Farmer Mac expects to be able to comply with the regulation if it is adopted in its current form, though analysis indicates it could limit future increases in Farmer Mac's non-program investment portfolio and the related net interest income. The Corporation disagrees with certain aspects of the proposed regulation and submitted comments on the proposal to FCA accordingly.

     On August 6, 2004, FCA published a proposed regulation that, if adopted as proposed, could adversely affect Farmer Mac's business by establishing a new risk-weight allocation of capital applicable to Farmer Mac transactions with FCS institutions, a major segment of Farmer Mac's customer base. The proposed regulation would require FCS institutions to risk-weight assets on their books that are guaranteed by a GSE based on the financial strength rating of the GSE, as determined by an NRSRO. Under the proposed regulation: (a) the 20 percent risk-weight would apply to such assets only if the GSE guarantor had a AAA or AA rating from an NRSRO; (b) an A rating would result in a 50 percent risk-weight; and (c) a lower rating (or no rating) would result in a 100 percent risk-weight. Farmer Mac is currently unrated. Currently, all banking regulators and FCA accord a 20 percent risk-weight to assets backed by guarantees of government sponsored enterprises (GSEs) such as Fannie Mae, Freddie Mac or Farmer Mac. The proposed regulation is subject to a 90-day public comment period and, as drafted, would have an effective date eighteen months after the final regulation is published.

     If the proposed regulation is adopted as a final rule in its current form and Farmer Mac does not receive a rating of at least AA within the period provided for in the proposed regulation, not only would the benefit to an FCS institution of doing business with Farmer Mac be diminished after the adoption of the regulation, but also, based on the language of the proposed regulation, a significant portion of the current $2.8 billion of outstanding Farmer Mac I guarantees and commitments currently in place with FCS institutions might be subject to early termination. There can be no assurance that the regulation will not be adopted as a final rule in its current form, or in a modified form with substantially the same effect. Likewise, Farmer Mac currently is not rated, and there can be no assurance that Farmer Mac would receive a AAA or AA rating from an NRSRO. As set forth in prior disclosures, Farmer Mac disagrees with the proposed regulation as it would affect the Corporation, and has submitted a comment letter to FCA setting forth its position.

     While Farmer Mac intends to obtain a rating from an NRSRO, the Corporation believes it is prudent to wait to pursue a rating until FCA concludes its consideration of the above-mentioned two proposed FCA regulations, as the outcome may be influenced by the regulatory process.

Other Matters

      On October 7, 2004, for the first time Farmer Mac's Board of Directors declared a quarterly dividend on the Corporation's three classes of common stock
- Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non - Voting Common Stock. The quarterly dividend of $0.10 per common share will be payable on December 31, 2004 to common stockholders of record as of December 15, 2004.

Supplemental Information

     The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

                                       Farmer Mac Purchases, Guarantees and LTSPCs
------------------------------------------------------------------------------------------------------------------------
                                             Farmer Mac I
                             ---------------------------------------------
                                  Loans and
                                  Guaranteed
                                  Securities                LTSPCs             Farmer Mac II              Total
                             ----------------------  --------------------- ---------------------- ----------------------
                                                                    (in thousands)
For the quarter ended:

   September 30, 2004              $ 23,229               $ 84,097               $ 49,798              $ 157,124
   June 30, 2004                     27,520                127,098                 34,671                189,289
   March 31, 2004                    25,444                147,273                 34,483                207,200
   December 31, 2003                 25,148                218,097                 44,971                288,216
   September 30, 2003                42,760                199,646                106,729                349,135
   June 30, 2003                     65,615                179,025                 77,636                322,276
   March 31, 2003                    59,054                166,574                 41,893                267,521
   December 31, 2002                 62,841                395,597                 38,714                497,152
   September 30, 2002                58,475                140,157                 37,374                236,006

For the year ended:
   December 31, 2003                192,577                763,342                271,229              1,227,148
   December 31, 2002                747,881              1,155,479                173,011              2,076,371

                                             Outstanding Balance of Farmer Mac Loans,
                                                    Guarantees and LTSPCs (1)
----------------------------------------------------------------------------------------------------------------------------------
                                                      Farmer Mac I
                                --------------------------------------------------------------
                                            Post-1996 Act
                                ------------------------------------------
                                     Loans and
                                     Guaranteed
                                     Securities             LTSPCs            Pre-1996 Act       Farmer Mac II            Total
                                --------------------- -------------------- ------------------- ------------------  ----------------
                                                                            (in thousands)
As of:
     September 30, 2004             $ 2,406,133          $ 2,381,006            $ 18,909          $ 742,474           $ 5,548,522
     June 30, 2004                    2,521,026            2,390,779              22,155            715,750             5,649,710
     March 31, 2004                   2,566,412            2,382,648              22,261            722,978             5,694,299
     December 31, 2003                2,696,530            2,348,702              24,734            729,470             5,799,436
     September 30, 2003 (2)           2,721,775            2,174,182              25,588            720,584             5,642,129
     June 30, 2003                    2,108,180            2,790,480              28,057            668,899             5,595,616
     March 31, 2003                   2,111,861            2,732,620              29,216            650,152             5,523,849
     December 31, 2002                2,168,994            2,681,240              31,960            645,790             5,527,984
     September 30, 2002               2,127,460            2,407,469              35,297            630,452             5,200,678

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

                            Outstanding Balance of Loans Held and Loans Underlying
                               On-Balance Sheet Farmer Mac Guaranteed Securities
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Total
                                     Fixed Rate               5-to-10-Year          1-Month-to-3-Year             Held in
                               (10-yr. wtd. avg. term)         ARMs & Resets                ARMs                 Portfolio
                             ---------------------------  ----------------------  -----------------------  -------------------
                                                                       (in thousands)
As of:
     September 30, 2004               $ 753,205                  $ 929,641               $ 520,246             $ 2,203,092
     June 30, 2004                      782,854                    978,531                 529,654               2,291,039
     March 31, 2004                     818,497                    978,263                 548,134               2,344,894
     December 31, 2003                  860,874                  1,045,217                 542,024               2,448,115
     September 30, 2003                 865,817                  1,037,168                 535,915               2,438,900
     June 30, 2003                      889,839                  1,064,824                 511,700               2,466,363
     March 31, 2003                     880,316                  1,057,310                 515,910               2,453,536
     December 31, 2002                1,003,434                    981,548                 494,713               2,479,695
     September 30, 2002               1,000,518                    934,435                 498,815               2,433,768



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


Item 4. Controls and Procedures

     Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2004. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective. For the quarter ended September 30, 2004, there were no significant changes in Farmer Mac's internal controls, or in other factors that have materially affected or are reasonably likely materially to affect the Corporation's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Farmer Mac is not a party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


     (a) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to
          Section 3(a)(2) of the Securities Act of 1933.

          Pursuant to Farmer Mac's policy that permits Directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, on July 2, 2004, Farmer Mac issued an aggregate of 667 shares of its Class C Non-Voting Common Stock, at an issue price of $23.93 per share, to the ten Directors who elected to receive such stock in lieu of their cash retainers.

          During third quarter 2004, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 251,984 shares of Class C Non-Voting Common Stock to officers and employees. 218,984 of the options granted have an exercise price of $19.86 per share, 28,000 of the options granted have an exercise price of $20.32 per share, and 5,000 of the options granted have an exercise price of $20.01 per share.

     (b)  Not applicable.

     (c) As shown in the table below, Farmer Mac repurchased 70,951 shares of its Class C Non-Voting Common Stock during third quarter 2004 at an average price of $19.88 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

                      Issuer Purchases of Equity Securities

|---------------------|---------------|------------|----------------|--------------------|
|                     |               |            |  Total Number  |                    |
|                     |               |            |   of Class C   |                    |
|                     |               |            |     Shares     |                    |
|                     |               |            |  Purchased as  |   Maximum Number   |
|                     | Total Number  |   Average  |   Part of      |     of Class C     |
|                     |  of Class C   | Price Paid |   Publicly     |   Shares that May  |
|                     |   Shares      | per Class C|   Announced    |  Yet Be Purchased  |
|       Period        |  Purchased    |   Share    |    Program*    |  Under the Program |
|---------------------|---------------|------------|----------------|--------------------|
|  July 1, 2004 -     |     0         |    0       |       0        |   1,055,500        |
|   July 31, 2004     |               |            |                |                    ||
|---------------------|---------------|------------|----------------|--------------------|
| August 1, 2004 -    |   5,000       | $19.32     |     5,000      |   1,050,500        |
|  August 31, 2004    |               |            |                |                    ||
|---------------------|---------------|------------|----------------|--------------------|
| September 1, 2004   |  65,951       | $19.93     |    65,951      |     984,549        |
|  - September 30,    |               |            |                |                    |
|       2004          |               |            |                |                    ||
|---------------------|---------------|------------|----------------|--------------------|
|       Total         |  70,951       | $19.88     |    70,951      |     984,549        |
|---------------------|---------------|------------|----------------|--------------------|

* On August 9, 2004, Farmer Mac publicly announced that its Board of Directors had authorized a program to repurchase up to 10 percent of the Corporation's outstanding Class C Non-Voting Common Stock. The authority for this stock repurchase program expires in August 2006.

Item 3. Defaults Upon Senior Securities

     (a)  Not applicable.

     (b)  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not  applicable.

Item 5. Other Information

     (a)  None.

     (b)  Not applicable.



Item 6. Exhibits

*    3.1 -     Title VIII of the Farm Credit Act of 1971, as most recently amended  by the Farm  Credit  System  Reform  Act of  1996,  P.L.
               104-105 (Form 10-K filed March 29, 1996).

*    3.2 -     Amended and restated  By-Laws of the Registrant  (Form 10-Q filed August 9, 2004).

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

+**  10.2.13 - Amendment  No.  13  dated  as of  August  3,  2004 to
               Employment Contract between Henry D. Edelman and the Registrant.

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

+**  10.3.16 - Amendment  No.  16  dated  as of  August  3,  2004 to
               Employment   Contract   between   Nancy  E.   Corsiglia  and  the
               Registrant.

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

+**  10.4.7 -  Amendment No. 7 dated as of August 3, 2004 to Employment
               Contract between Tom D. Stenson and the Registrant.

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

+*   10.6 -    Employment  Contract dated June 5, 2003 between Timothy L.
               Buzby and the Registrant (Form 10-Q filed August 14, 2003).

+**  10.6.1 -  Amendment No. 1 dated as of August 3, 2004 to Employment
               Contract between Timothy L. Buzby and the Registrant.

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

*#   10.11.2 - Amended and Restated Master Central Servicing Agreement
               dated as of May 1, 2004 between Zions First National Bank and the Registrant (Form 10-Q filed August 9, 2004).


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

+*   10.15 -   Employment  Contract  dated  October  31,  2003  between
               Michael P. Morris and the  Registrant  (Form 10-K filed March 15,
               2004).

+**  10.15.1-  Amendment  No. 1 dated  August  3,  2004 to  Employment
               Contract between Michael P. Morris and the Registrant.

**#  10.16 -   Long Term Standby Commitment to Purchase dated as of June
               1, 2003 between Farm Credit Bank of Texas and the Registrant.

**#  10.17 -   Central  Servicer  Delinquent  Loan  Servicing  Transfer
               Agreement  dated as of July 1, 2004  between  AgFirst Farm Credit
               Bank and the Registrant.

*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**   31.1 -    Certification  of Chief Executive  Officer relating to the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2004, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**   31.2 -    Certification  of Chief Financial  Officer relating to the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2004, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**   32 -      Certification of Chief Executive Officer and Chief Financial
               Officer  relating to the  Registrant's  Quarterly  Report on Form
               10-Q for the quarter  ended  September  30, 2004,  pursuant to 18
               U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.










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


November 9, 2004

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