Form 10-K
period 2004-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2005-03-16
CIK 845877

As filed with the Securities and Exchange Commission on
                                 March 16, 2005
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.
                                       OR

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
             (Exact name of registrant as specified in its charter)

         Federally chartered
           instrumentality
         of the United States                        52-1578738
  -----------------------------------  ---------------------------------------
   (State or other jurisdiction of     (I.R.S. employer identification number)
    incorporation or organization)

       1133 21st Street, N.W., Suite 600,
              Washington, D.C.                            20036
  ----------------------------------------  ---------------------------------
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

Yes   [X]               No    [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. section 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   [X]               No    [  ]


     The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $19,584,820 and $251,453,353, respectively, as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing prices for the respective classes on June 30, 2004 reported by the New York Stock Exchange. For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.


     As of March 1, 2005, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 10,119,731 shares of Class C non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement to be filed on or about April 28, 2005 in connection with the Annual Meeting of Stockholders to be held on June 16, 2005 (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K).

                         ____________________________

                                Table of Contents



PART I.........................................................................5
   Item 1.  Business...........................................................5
            General............................................................5
            FARMER MAC PROGRAMS................................................7
            Farmer Mac I.......................................................7
               Loan Eligibility................................................7
               Purchases.......................................................8
               Off-Balance Sheet Guarantees and Commitments....................9
               Underwriting and Appraisal Standards...........................10
               Sellers........................................................13
               Servicing......................................................13
               Farmer Mac I Guaranteed Securities.............................14
               Farmer Mac I Transactions......................................15
               Funding of Guarantee and Purchase Commitment Obligations.......16
               Portfolio Diversification......................................16
            Farmer Mac II.....................................................17
               General........................................................17
               United States Department of Agriculture Guaranteed Loan
                 Programs.....................................................17
               Farmer Mac II Guaranteed Securities............................18
               Farmer Mac II Transactions.....................................19
            Financing.........................................................19
               Debt Issuance..................................................19
               Equity Issuance................................................20
            FARMER MAC'S AUTHORITY TO BORROW FROM THE U.S. TREASURY...........22
            GOVERNMENT REGULATION OF FARMER MAC...............................22
   Item 2.  Properties........................................................25
   Item 3.  Legal Proceedings.................................................25
   Item 4.  Submission of Matters to a Vote of Security Holders...............26
PART II.......................................................................27
   Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities.........................27
   Item 6.  Selected Financial Data...........................................29
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................30
            Forward-Looking Statements........................................30
            Critical Accounting Policy and Estimates..........................31
            Results of Operations.............................................33
            Balance Sheet Review..............................................48
            Risk Management...................................................50
            Liquidity and Capital Resources...................................65
            Other Matters.....................................................72
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk........74
   Item 8.  Financial Statements..............................................75
            Management's Report on Internal Control Over Financial Reporting..75 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING
            INTERNAL CONTROL OVER FINANCIAL REPORTING........... .............76
            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...........78
            CONSOLIDATED BALANCE SHEETS.......................................79
            CONSOLIDATED STATEMENTS OF OPERATIONS.............................80
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY........81
            CONSOLIDATED STATEMENTS OF CASH FLOWS.............................82
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................83
   Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.............................................124
   Item 9A. Controls and Procedures..........................................124
   Item 9B. Other Information................................................125
PART III.....................................................................126
   Item 10. Directors and Executive Officers of the Registrant...............126
   Item 11. Executive Compensation...........................................126
   Item 12. Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters......................................126
   Item 13. Certain Relationships and Related Transactions...................126
   Item 14. Principal Accountant Fees and Services...........................126
PART IV......................................................................127
   Item 15. Exhibits and Financial Statement Schedules.......................127

                                     PART I
Item 1.  Business

General

     The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. sections 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act"). Farmer Mac is a stockholder-owned instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners. The Farmer Mac secondary market for agricultural mortgage loans accomplishes that mission by providing liquidity and lending capacity to agricultural mortgage lenders by:

     o purchasing newly originated and pre-existing ("seasoned") eligible mortgage loans directly from lenders;
     o exchanging newly issued agricultural mortgage-backed securities guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities") for newly originated and seasoned eligible mortgage loans that back those securities in "swap" transactions;
     o issuing long-term standby purchase commitments ("LTSPCs") for newly originated and seasoned eligible mortgage loans; and
     o purchasing and guaranteeing mortgage-backed bonds secured by eligible mortgage loans, which are referred to as AgVantage bonds.

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

     Under the Farmer Mac II program, Farmer Mac purchases the guaranteed portions of loans guaranteed by the United States Department of Agriculture (the "USDA-guaranteed portions") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. sections 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions purchased by Farmer Mac.

     Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

     As of December 31, 2004, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $5.5 billion. For more information about Farmer Mac's securities and its financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Farmer Mac's two principal sources of revenue are:

     o fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
     o net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans, AgVantage bonds and investments.

     Farmer  Mac  funds  its  program   purchases   primarily  by  issuing  debt
obligations of various maturities. As of December 31, 2004, Farmer Mac had outstanding $1.8 billion of discount notes and $1.7 billion of medium-term notes. During 2004, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages to farmers, ranchers and rural homeowners that it purchases from lenders. To the extent the proceeds of the debt issuances exceed Farmer Mac's need to fund program assets, those proceeds are invested in high quality non-program liquid assets.

     Farmer Mac is an institution of the Farm Credit System (the "FCS"), but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac.

     The Farm Credit Administration ("FCA"), acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply FCA's general enforcement powers to Farmer Mac and its activities. For a discussion of Farmer Mac's statutory capital requirements and its capital levels, see "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Balance Sheet Review--Capital" and "--Liquidity and Capital Resources--Capital Requirements." For a discussion of two pending proposed regulations that would affect Farmer Mac if promulgated in their current form, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Matters."

     Farmer Mac has three classes of common stock outstanding--Class A voting, Class B voting and Class C non-voting. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information regarding Farmer Mac's common stock. Farmer Mac has one class of preferred stock outstanding. See "--Farmer Mac Programs--Financing--Equity Issuance" for information regarding Farmer Mac's preferred stock.

     As of December 31, 2004, Farmer Mac employed 38 persons, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036. Farmer Mac's main telephone number is (202) 872-7700.

     Farmer Mac makes available free of charge on its Internet website at www.farmermac.com (in the "Investors" section) copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing such materials to, the SEC. Please note that all references to www.farmermac.com in this report are inactive textual references only and that the information contained on Farmer Mac's website is not incorporated by reference into this Form 10-K.



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

For an eligible agricultural mortgage loan secured by 1,000 acres or less of agricultural real estate, the current maximum Farmer Mac I loan size set by Farmer Mac is $23.8 million. For an eligible agricultural mortgage loan secured by more than 1,000 acres of agricultural real estate, the Act currently limits the maximum Farmer Mac I loan size to $5.0 million (adjusted annually for inflation).

     For purposes of the Farmer Mac I program, rural housing is a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or less. Since November 2004, the maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan has been $213,189, as adjusted for inflation. In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property. As of December 31, 2004, loans meeting the eligibility criteria under the rural housing segment of Farmer Mac's requirements had not represented a significant part of Farmer Mac's business.

      Purchases

     Loan Purchases. Farmer Mac offers credit products designed to increase the secondary market liquidity of agricultural mortgage loans and the lending capacity of financial institutions that originate agricultural mortgage loans, while permitting Farmer Mac to efficiently securitize eligible mortgage loans acquired through its secondary market activities. Farmer Mac enters into mandatory and optional delivery commitments to purchase loans and offers rates to price such commitments daily. Because the securitization process requires the grouping of loans into uniform pools, Farmer Mac emphasizes the importance of conformity to its program requirements, including the interest rate, amortization, maturity and payment frequency specifications. Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis. Farmer Mac purchases fixed- and adjustable-rate loans primarily, but also may purchase other types of loans, including convertible mortgage loans. Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments. Loans purchased or subject to purchase commitments also may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).

     During 2004, Farmer Mac purchased $104.4 million of loans in the Farmer Mac I program. Of the loans purchased during 2004, 64.0 percent included balloon payments and 8.0 percent included yield maintenance prepayment protection. By comparison, during 2003, Farmer Mac purchased $192.6 million of loans under the Farmer Mac I program. Of the loans purchased during 2003, 74.0 percent included balloon payments and 11.0 percent included yield maintenance prepayment protection. During 2004, Farmer Mac's top ten sellers generated 82.5 percent of the total Farmer Mac I loan purchase volume, of which Zions First National Bank, Farmer Mac's largest combined Class A and Class C stockholder, accounted for
33.0 percent. The top ten sellers in 2003 generated 80.8 percent of the total Farmer Mac I loan purchase volume, of which Zions First National Bank accounted for 38.7 percent. For more information regarding loan volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume."

     Mortgage-Backed Bond Purchases. Farmer Mac purchases and guarantees timely payment of principal and interest on AgVantage bonds issued by institutions approved by Farmer Mac. In approving such institutions, Farmer Mac assesses an institution's agricultural loan underwriting and servicing capabilities as well as their creditworthiness for issuing AgVantage bonds to Farmer Mac.


     Each AgVantage bond is a general obligation of the issuing institution and is secured by eligible collateral in an amount ranging from 120 percent to 150 percent of the bond's outstanding principal amount. Eligible collateral consists of loans that meet the same loan eligibility criteria applied by Farmer Mac in its loan purchases and commitments and have an outstanding aggregate principal balance equal to at least 100 percent of the bond's outstanding principal amount plus cash or securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States that make up any remaining required collateral. During 2004, Farmer Mac purchased fourteen AgVantage bonds for $32.5 million with maturities ranging from one month to ten years from four institutions. During 2003, Farmer Mac purchased nine AgVantage bonds for $13.5 million with maturities ranging from one month to three years from five institutions. As of December 31, 2004 and 2003, the outstanding principal amount of AgVantage bonds was $24.3 million and $25.2 million, respectively. As of December 31, 2004, Farmer Mac had experienced no losses, nor had it been called upon to make a guarantee payment, on any of its AgVantage bonds.

      Off-Balance Sheet Guarantees and Commitments

     Farmer Mac offers two Farmer Mac I credit enhancement alternatives that allow approved agricultural and rural residential mortgage lenders both to retain the cash flow benefits of their loans and increase their liquidity and lending capacity. Both of these alternatives result in off-balance sheet transactions for Farmer Mac:

     o a swap transaction, in which Farmer Mac acquires eligible loans from sellers in exchange for Farmer Mac Guaranteed Securities backed by those loans. As consideration for its assumption of the credit risk on loans underlying the Farmer Mac Guaranteed Securities, Farmer Mac receives guarantee fees payable in arrears out of periodic loan interest payments and based on the outstanding balance of the Farmer Mac Guaranteed Securities; and
     o an LTSPC, which is not a guarantee of loans or securities, but a Farmer Mac commitment to purchase loans from a segregated pool of loans on one or more undetermined future dates. As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears, in an amount approximating what would have been the guarantee fees if the transaction were structured as a swap transaction.

     A swap transaction or an LTSPC may involve loans with payment, maturity and interest rate characteristics that differ from Farmer Mac's standard product offerings. Both types of transactions permit a seller to nominate from its portfolio a segregated pool of loans, subject to review by Farmer Mac for conformance with its underwriting, appraisal and documentation standards. Upon Farmer Mac's acceptance of the eligible loans, whether under a swap transaction or an LTSPC, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration risk exposures and, consequently, its regulatory capital and its loss reserve requirements. Only the LTSPC structure permits the seller to retain the segregated loan pool in its portfolio until such time, if ever, as the seller delivers some or all of the segregated loans to Farmer Mac for purchase under the LTSPC. An LTSPC commits Farmer Mac to a future purchase of loans that met Farmer Mac's underwriting standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on loans.

      Farmer Mac generally purchases loans subject to an LTSPC at:

     o    par  plus   accrued   interest   (if  the  loans  become  four  months
          delinquent);
     o a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard Farmer Mac loan products); or
     o either a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not four months delinquent).

     In 2004, Farmer Mac entered into $392.6 million of LTSPCs, compared to $763.3 million in 2003. Notwithstanding the significant decline in business volume during 2004 (described further at "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume"), LTSPCs remained the preferred credit enhancement alternative for new non-cash transactions and were a significant portion of the Farmer Mac I program. As of December 31, 2004, Farmer Mac's outstanding LTSPCs covered 11,909 mortgage loans with an aggregate principal balance of $2.3 billion. As of December 31, 2004, outstanding off-balance sheet Farmer Mac I Guaranteed Securities were backed by 1,680 mortgage loans having an aggregate principal balance of $882.3 million. For more information regarding guarantee and LTSPC volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume."

      Underwriting and Appraisal Standards

     Farmer Mac has established underwriting and appraisal standards for agricultural mortgage loans to manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs. These standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the mortgaged property relative to the amount of the mortgage loan. Farmer Mac requires sellers of agricultural mortgage loans to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and any other requirements it may impose from time to time.


     Farmer Mac I credit underwriting standards require that the loan-to-value ratio ("LTV") of any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an integrator may have an LTV of up to 75 percent, a part-time farm loan supported by private mortgage insurance may have an LTV of up to 85 percent and a rural housing loan supported by private mortgage insurance may have an LTV of up to 97 percent. Farmer Mac also has a loan product for borrowers with high credit scores whose loans are secured by collateral with low LTVs. For those borrowers, loan processing has been simplified and documentation of the credit ratios described below is not necessary. Farmer Mac may require that a loan have a lower LTV when the Corporation determines that such lower LTV is appropriate.

     In the case of newly originated loans that are not part-time farm, facility, low-documentation or rural housing loans, borrowers on the loans must, among other criteria set forth in Farmer Mac's underwriting standards, meet the following standard underwriting ratios on a pro forma basis (i.e., giving effect to the new loan):

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

     Farmer Mac's underwriting standards provide for acceptance of loans that do not conform to one or more of the standard underwriting ratios, other than LTV, when those loans:

     o exceed minimum requirements for one or more of the underwriting standards to a degree that compensates for noncompliance with one or more other standards, referred to as compensating strengths; and
     o are made to producers of particular agricultural commodities or products in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers in that segment.

     Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths have not demonstrated a significantly different rate of default than that of loans that were approved on the basis of conformance with all of the standard underwriting ratios. As of December 31, 2004, a total of $1.4 billion (30.2 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities issued after the enactment of the Farm Credit System Reform Act of 1996 (the "1996 Act") were approved based upon compensating strengths ($8.6 million of which had original LTVs of greater than 70 percent). The original LTV of a loan is calculated by dividing the loan's principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment. During 2004, $169.3 million (34 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($1.5 million of which had original LTVs of greater than 70 percent).

     In the case of a seasoned loan, Farmer Mac considers sustained performance to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms. A seasoned loan generally will be deemed an eligible loan if:

     o it has been outstanding for at least five years and has an LTV of 60 percent or less;
     o there have been no payments more than 30 days past due during the previous three years; and
     o there have been no material restructurings or modifications for credit reasons during the previous five years.

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

     As Farmer Mac develops new loan products, it establishes underwriting guidelines for them. Those guidelines result in industry-specific measures equivalent to the basic underwriting standards and provide Farmer Mac the flexibility to deliver the benefits of a secondary market to farmers, ranchers and rural homeowners in diverse sectors of the agricultural economy.

     The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase seasoned loans includes:

     o evaluation of loan database information to determine conformity to the criteria set forth in the preceding paragraphs;
     o    confirmation that loan file data conform to database information;
     o    validation of supporting credit information in the loan files; and
     o    review of loan documentation and collateral appraisals.


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

     Farmer Mac requires current appraisals in conformance with the Uniform Standards of Professional Appraisal Practice for newly originated loans purchased or placed under a Farmer Mac I Guaranteed Security or LTSPC. For seasoned loans, Farmer Mac obtains appraisal updates as considered necessary by its assessment of collateral risk determined in the due diligence process.

     Farmer Mac personnel include experienced agricultural credit underwriters, appraisers and servicers who perform those functions with respect to many loans that come into the Farmer Mac I program. In addition, those personnel oversee the activities of several servicing centers to which Farmer Mac outsources the remainder of its underwriting function in order to access the expertise and specialized knowledge of several industry-recognized third-party service providers throughout the country. The outsourcing agreements afford Farmer Mac the benefits of those servicing centers at fees based upon marginal costs, which allows Farmer Mac to avoid the fixed costs associated with such operations. Farmer Mac supervises and monitors the performance of the outsourced functions. Farmer Mac believes that the combined expertise of those third-party service providers and its own internal staff provides the Corporation with access to adequate resources for performing the necessary underwriting, appraisal and servicing functions.


      Sellers

     As of December 31, 2004, there were 157 approved loan sellers in the Farmer Mac I program, of which 59 were active participants in the program. The approved sellers range from single-office to multi-branch institutions, spanning community banks, FCS associations, mortgage companies, large multi-state FCS banks, commercial banks and insurance companies. As of December 31, 2003, there were 142 approved sellers in the Farmer Mac I program, of which 81 were active participants in the program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of December 31, 2004, more than 75 lenders were participating in those networks, bringing the total Farmer Mac I program participants to more than 230 as of that date.


     To be considered for approval as a Farmer Mac I seller, a financial institution must meet the criteria that Farmer Mac establishes, including:

     o owning a requisite amount of Farmer Mac Class A or Class B voting common stock according to a schedule prescribed for the size and type of institution;
     o having, in the judgment of Farmer Mac, the ability and experience to make or purchase and sell agricultural mortgage loans of the type that will qualify for purchase by Farmer Mac and service such mortgage loans in accordance with the Farmer Mac requirements either through its own staff or through contractors and originators;
     o    maintaining a minimum adjusted net worth of $1.0 million;
     o maintaining a fidelity bond and errors and omissions insurance coverage (or acceptable substitute insurance coverage) in a prescribed amount according to the size of the institution; and
     o entering into a Seller/Servicer agreement to comply with the terms of the Farmer Mac Seller/Servicer Guide, including representations and warranties regarding the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

      Servicing

     Farmer Mac generally does not directly service loans held in its portfolio, although it does act as "master servicer" for pools of loans and loans underlying Farmer Mac Guaranteed Securities and may assume direct servicing for impaired loans. Farmer Mac's loans and the loans underlying its Farmer Mac Guaranteed Securities are serviced only by Farmer Mac-approved entities designated as "central servicers" that have entered into central servicing contracts with Farmer Mac. Sellers of eligible mortgage loans sold into the Farmer Mac I program have a right to retain certain "field servicing" functions (typically direct borrower contacts) and may enter into contracts with Farmer Mac's central servicers that specify such servicing functions. Loans underlying LTSPCs are serviced by the holders of those loans in accordance with those lenders' servicing procedures, which are reviewed and approved by Farmer Mac before entering into the LTSPC.

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

     Farmer Mac I Guaranteed Securities are agricultural mortgage pass-through certificates guaranteed by Farmer Mac that represent beneficial interests in pools of agricultural mortgage loans or in obligations backed by pools of agricultural mortgage loans. All Farmer Mac I Guaranteed Securities issued during and since 1996 have been single class or multiclass "grantor trust" pass-through certificates. These securities entitle each investor in a class of securities to receive a portion of the payments of principal and interest on the related underlying pool of loans equal to the investor's proportionate interest in the pool. These securities also may support other Farmer Mac I Guaranteed Securities, including real estate mortgage investment conduit securities, commonly referred to as REMICs, and other agricultural mortgage-backed securities. Farmer Mac I Guaranteed Securities issued prior to the enactment of changes to Farmer Mac's statutory charter in 1996 are supported by unguaranteed first-loss subordinated interests that represented ten percent of the balance of the loans underlying the securities at issuance.

     Farmer Mac I  Guaranteed  Securities  are not assets of Farmer Mac,  except when acquired for investment purposes, and are not recorded as liabilities on Farmer Mac's consolidated financial statements. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans, regardless of whether the grantor trust has actually received such scheduled payments. Because it guarantees timely payments on Farmer Mac I Guaranteed Securities, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans, which are subject to Farmer Mac's underwriting standards described above in "--Underwriting and Appraisal Standards." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Credit Risk - Loans."

     Farmer Mac receives guarantee fees in return for its guarantee obligations on Farmer Mac I Guaranteed Securities. These fees are collected out of installment payments made on the underlying loans until those loans have been repaid or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received on Farmer Mac I Guaranteed Securities depends upon the amount of such securities outstanding and on the guarantee fee rate, which is capped by statute at 50 basis points (0.50 percent) per annum. The Farmer Mac I guarantee fee rate typically ranges from 40 to 50 basis points (0.40 to 0.50 percent) per annum, depending on the credit quality of and other criteria regarding the loans. The amount of Farmer Mac I Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farmer Mac I Guaranteed Securities. In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to decrease. In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Guaranteed Securities is also influenced by a variety of economic, demographic and other considerations, including yield maintenance provisions that are associated with many of the loans underlying Farmer Mac I Guaranteed Securities. For more information regarding yield maintenance provisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Interest Rate Risk."

     For each of the years ended December 31, 2004 and 2003, Farmer Mac sold Farmer Mac I Guaranteed Securities in the amounts of $91.4 million and $78.3 million, respectively, principally to a related party. In 2004, Farmer Mac recognized a $0.4 million gain on the sale of $26.9 million of Farmer Mac Guaranteed Securities. In 2003 and 2002, Farmer Mac recognized no gain or loss on any such sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Volume."


      Farmer Mac I Transactions

     During the year ended December 31, 2004, Farmer Mac purchased or placed under guarantee or LTSPC $0.5 billion of loans under the Farmer Mac I program. As of December 31, 2004, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs totaled $4.7 billion. The 1996 Act revised Farmer Mac's statutory charter to eliminate the requirement of a first-loss subordinated interest in Farmer Mac I Guaranteed Securities. As of December 31, 2004, $18.6 million of Farmer Mac I Guaranteed Securities issued prior to the 1996 Act remained outstanding.

     The following table summarizes loans purchased or newly placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2004, 2003 and 2002.

                                               For the Year Ended December 31,
                                        ----------------------------------------------
                                             2004           2003            2002
                                        --------------- -------------- ---------------
                                                     (in thousands)

   Loans and Guaranteed Securities         $ 104,404      $ 192,577       $ 747,881
   LTSPCs                                    392,559        763,342       1,155,479
                                        --------------- -------------- ---------------
    Total                                  $ 496,963      $ 955,919      $1,903,360
                                        --------------- -------------- ---------------

     The following table presents the outstanding balances of Farmer Mac I loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:


                                                Outstanding Balances
                                                 as of December 31,
                                         ---------------------------------------
                                                 2004                2003
                                         -------------------  ------------------
                                                 (in thousands)

Post-1996 Act:
   Loans and Guaranteed Securities           $ 2,371,405         $ 2,696,530
   LTSPCs                                      2,295,103           2,348,702
Pre-1996 Act                                      18,640              24,734
                                         -------------------  ------------------
   Total Farmer Mac I program                $ 4,685,148         $ 5,069,966
                                         -------------------  ------------------

      Funding of Guarantee and Purchase Commitment Obligations


     The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuance. Farmer Mac satisfies its guarantee and purchase commitment obligations by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans. Ultimate losses arising from Farmer Mac's guarantees and commitments are reflected in the Corporation's charge-offs against its allowance for losses and gains and losses on the sale of real estate owned. During 2004, Farmer Mac's net charge-offs were $4.5 million, compared to $5.2 million in net charge-offs during 2003. Net gains on the sale of real estate owned were $0.5 million and $0.2 million for each of the years ended December 31, 2004 and 2003, respectively. The Act requires Farmer Mac to set aside, as an allowance for losses in a reserve account, a portion of the guarantee fees it receives from its guarantee activities. Among other things, that reserve account must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations. That borrowing authority is not intended to be a routine funding source and has never been used.

     Although total outstanding guarantees and LTSPCs exceed the amount held as an allowance for losses and the amount it may borrow from the U.S. Treasury, Farmer Mac does not expect its obligations under the guarantees and LTSPCs to exceed amounts available to satisfy those obligations. For information regarding the allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Credit Risk - Loans," Note 2(j) and Note 8 to the consolidated financial statements. For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Farmer Mac's Authority to Borrow from the U.S. Treasury."


      Portfolio Diversification

     It is Farmer Mac's policy to diversify its portfolio of loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, both geographically and by agricultural commodity/product. Farmer Mac directs its marketing efforts toward agricultural lenders throughout the nation to achieve commodity/product and geographic diversification in its exposure to credit risk. Farmer Mac measures its credit exposure in particular geographic regions and commodities/products as a percentage of the total principal amount of all loans outstanding, adjusted for the credit quality of the loans in that particular geographic region or commodity/product group based on its criteria for underwriting discussed above.

     Farmer Mac is not obligated to buy every loan submitted to it by an eligible seller that meets its underwriting and appraisal standards. Farmer Mac considers other factors such as its overall portfolio diversification, commodity and farming forecasts and risk management objectives in deciding whether to accept the loans into the Farmer Mac I program. For example, if industry forecasts indicate possible weakness in a geographic area or agricultural commodity or product, Farmer Mac may decide not to purchase or commit to purchase an affected loan as part of managing its overall portfolio exposure to areas of possible heightened risk exposure. Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac's commodity/product and geographic diversification disclosures reflect all loans under LTSPCs and any loans that have been purchased out of LTSPC pools. For information regarding the diversification of Farmer Mac's existing portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management--Credit Risk - Loans" and Note 8 to the consolidated financial statements.


Farmer Mac II

      General

     The Farmer Mac II program was initiated in 1992 and is authorized under sections 8.0(3) and 8.0(9)(B) of Farmer Mac's statutory charter (12 U.S.C. sections 2279aa(3) and 2279aa(9)(B)), which provide that:

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

      United States Department of Agriculture Guaranteed Loan Programs

     The United States Department of Agriculture ("USDA"), acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s. The USDA makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes. The USDA's guarantee is supported by the full faith and credit of the United States. USDA-guaranteed portions represent up to 95 percent of the principal amount of guaranteed loans.

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

     Lenders. Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of December 31, 2004, there were 133 active sellers in the Farmer Mac II program, consisting mostly of community and regional banks, compared to 150 sellers as of December 31, 2003, for a decrease of 17 active lenders. In the aggregate, more than 360 sellers were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs during 2004.

     Loan Servicing. The lender on each guaranteed loan is required by regulation to retain the unguaranteed portion of the guaranteed loan, to service the entire underlying guaranteed loan, including the USDA-guaranteed portion, and to remain mortgagee and/or secured party of record. The USDA-guaranteed portion and the unguaranteed portion of the underlying guaranteed loan are to be secured by the same security with equal lien priority. The USDA-guaranteed portion cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion.


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

      Farmer Mac II Transactions

     During the years ended December 31, 2004 and 2003, Farmer Mac issued $174.1 million and $271.2 million of Farmer Mac II Guaranteed Securities, respectively. As of December 31, 2004, $768.5 million of Farmer Mac II Guaranteed Securities were outstanding. See Note 5 and Note 12 to the consolidated financial statements. The following table presents Farmer Mac II Guaranteed Securities issued for each of the years indicated:

                                                For the Year Ended December 31,
                                         ----------------------------------------------
                                              2004           2003            2002
                                         --------------- --------------  --------------
                                                         (in thousands)

   Purchased and retained                  $ 162,286      $ 270,727       $ 173,011
   Swaps (issued to third parties)            11,788            502               -
                                         --------------- --------------  --------------
    Total                                  $ 174,074      $ 271,229       $ 173,011
                                         --------------- --------------  --------------

     The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:


                                     Outstanding Balance of
                              Farmer Mac II Guaranteed Securites
                                       as of December 31,
                           -----------------------------------------
                                  2004                   2003
                           ------------------    -------------------
                                        (in thousands)

   On-balance sheet            $ 712,653              $ 678,229
   Off-balance sheet              55,889                 51,241
                          ------------------    -------------------
   Total                       $ 768,542              $ 729,470
                          ------------------    -------------------

As of December 31, 2004, Farmer Mac had experienced no credit losses on any of its Farmer Mac II transactions. As of December 31, 2004, Farmer Mac had outstanding $0.5 million of principal and interest advances on Farmer Mac II Guaranteed Securities, compared to $1.2 million as of December 31, 2003.


Financing

      Debt Issuance

     Section  8.6(e) of Farmer  Mac's  statutory  charter  (12  U.S.C.  sections
2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable amounts for business operations, including adequate liquidity. Farmer Mac funds its program purchases primarily by issuing debt obligations, consisting of discount notes and medium-term notes of various maturities, in the public capital markets. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs and guarantee and LTSPC payments.

     The Corporation's discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by a nationally recognized statistical rating organization ("NRSRO"). The interest and principal thereon are not guaranteed by, and do not constitute debts or obligations of, FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the FCS, but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation.

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion outstanding of discount notes and medium-term notes, subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with policies established by its board of directors. The current policies authorize non-program investments in:

     o    U.S. Treasury obligations;
     o    agency and instrumentality obligations;
     o    repurchase agreements;
     o    commercial paper;
     o    guaranteed investment contracts;
     o    certificates of deposit;
     o    federal funds and bankers acceptances;
     o    securities and debt obligations of corporate and municipal issuers;
     o    auction rate securities;
     o    mortgage-backed securities;
     o    asset-backed securities;
     o    corporate money market funds; and
     o    preferred stock of government-sponsored enterprises ("GSEs").


For  more   information   about  Farmer  Mac's   outstanding   investments   and
indebtedness, see Note 4 and Note 7 to the consolidated financial statements.

      Equity Issuance


     The Act authorizes Farmer Mac to issue voting common stock, non-voting common stock and non-voting preferred stock. Only banks, other financial entities, insurance companies and institutions of the FCS eligible to participate in one or more of the Farmer Mac programs may hold voting common stock. No holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock. There are no ownership restrictions applicable to Class C non-voting common stock or preferred stock.

     The Class C non-voting common stock and the preferred stock are freely transferable. Upon liquidation, dissolution or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of the Corporation, the holders of shares of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of common stock received any payment. The dividend rights of all three classes of the Corporation's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to the payment of dividends on outstanding preferred stock.


     As of December 31, 2004, 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, 10,291,041 shares of Class C non-voting common stock and 700,000 shares of 6.40 percent non-voting cumulative preferred stock, Series A were outstanding. Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock. Farmer Mac has no present intention to issue any additional shares of common stock, except pursuant to programs in which employees, members of management or the board of directors may be granted or may purchase Class C non-voting common stock, or exercise options to purchase Class C non-voting common stock granted as part of their compensation arrangements.

     The following table presents the dividends declared on the common stock during and subsequent to 2004:


         Date                 Per                For                     For
       Dividend              Share             Period                   Period                   Date
       Declared             Amount            Beginning                 Ending                   Paid
------------------------  ------------  ----------------------  -----------------------  ----------------------

October 7, 2004             $ 0.10        October 1, 2004         December 31, 2004        December 31, 2004
February 10, 2005             0.10        January 1, 2005         March 31, 2005                     *

* The dividend declared on February 10, 2005 is scheduled to be paid on March 31, 2005.


     Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with its regulatory capital
requirements.   See  Note  9  to  the  consolidated   financial  statements  and
"--Government      Regulation      of      Farmer       Mac--Regulation--Capital
Standards--Enforcement levels."


     The cumulative preferred stock, Series A has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends. The preferred stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date. The costs of issuing the preferred stock were charged to additional paid-in capital. Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. The following table presents the dividends declared on the preferred stock during and subsequent to 2004:


         Date                 Per                For                   For
       Dividend              Share             Period                 Period                   Date
       Declared             Amount            Beginning               Ending                   Paid
----------------------    ----------  ----------------------  -----------------------  ----------------------
February 5, 2004           $ 0.80        January 1,02004          March 31, 2004           March 31, 2004
April 1, 2004                0.80        April 1, 2004            June 30, 2004            June 30, 2004
August 3, 2004               0.80        July 1, 2004             September 30, 2004       September 30, 2004
October 7, 2004              0.80        October 1, 2004          December 31, 2004        December 31, 2004
February 10, 2005            0.80        January 1, 2005          March 31, 2005                     *

* The dividend declared on February 10, 2005 is scheduled to be paid on March 31, 2005.

     On August 4, 2004, Farmer Mac established a program to repurchase up to 10 percent of the Corporation's outstanding Class C non-voting common stock. The authority for this stock repurchase program expires in August 2006. During 2004, Farmer Mac repurchased 299,248 shares of its Class C non-voting common stock at an average price of $20.82 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

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

Regulation

      Office of Secondary Market Oversight

     As an institution of the FCS, Farmer Mac is subject to the regulatory authority of FCA. FCA, acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities. The Director of the Office of Secondary Market Oversight, who is selected by and reports to the FCA board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by the Act. The Act requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination. Farmer Mac is required to file quarterly reports of condition with FCA.


      Department of the Treasury

     In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested FCA, in a cooperative effort with the Department of the Treasury, to "monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period and beyond, if necessary." The "capital deferral period" expired on January 1, 1999, the risk-based capital rule went into effect on May 23, 2002 and the FCA reports and monitoring continue.


      Capital Standards

      General. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac:

     o Minimum capital - Farmer Mac's minimum capital level is an amount of core capital equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of Farmer Mac's aggregate off-balance sheet obligations, specifically including:
          o the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
          o instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
          o    other off-balance sheet obligations of Farmer Mac.
     o Critical capital - Farmer Mac's critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
     o Risk-based capital - The Act directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac, if so indicated by the risk-based capital stress test.

Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

     FCA issued its final risk-based capital regulation for Farmer Mac on April 12, 2001 and the Corporation was required to meet the risk-based capital standards beginning on May 23, 2002. The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus the allowance for losses, but excluding the valuation allowance for real estate owned) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

     o annual losses occur at a rate of default and severity "reasonably related" to the rates of the highest sequential two-years in a limited U.S. geographic area; and
     o interest rates increase to a level equal to the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk. FCA has published its intent to review the risk-based capital regulation. Farmer Mac does not know what action, if any, the Agency will take as a result of its review of the risk-based capital requirement, although any action taken would likely increase the requirement, nor when any changes to the requirement would become effective.

     As of December 31, 2004, Farmer Mac's minimum and critical capital requirements were $128.9 million and $64.5 million, respectively, and its actual core capital level was $237.7 million, $108.8 million above the minimum capital requirement and $173.2 million above the critical capital requirement. Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2004 was $37.1 million and Farmer Mac's regulatory capital of $254.8 million exceeded that amount by approximately $217.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

     Enforcement levels. The Act directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards. As of December 31, 2004, Farmer Mac was classified as within level I--the highest compliance level.

     Failure to comply with the applicable required capital level in the Act would result in Farmer Mac being classified as within level II (below the applicable risk-based capital level, but above the minimum capital level), level III (below the minimum capital level, but above the critical capital level) or level IV (below the critical capital level). In the event that Farmer Mac were classified as within level II, III or IV, the Act requires the Director of the Office of Secondary Market Oversight to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified. The mandatory measures applicable to level II include:

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities


     (a) Farmer Mac has three classes of common stock outstanding. Ownership of Class A voting common stock is restricted to banks, insurance companies and other financial institutions or similar entities that are not institutions of the FCS. Ownership of Class B voting common stock is restricted to institutions of the FCS. There are no ownership restrictions on the Class C non-voting common stock. Under the terms of the original public offering of the Class A and Class B voting common stock, the Corporation reserved the right to redeem at book value any shares of either class held by an ineligible holder.


     The Class A and Class C common stocks trade on the New York Stock Exchange under the symbols AGMA and AGM, respectively. The Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is unaware of any publicly available quotations or prices for that class.

     The information below represents the high and low closing sales prices for the Class A and Class C common stocks for the periods indicated as reported by the New York Stock Exchange.


                                                               Sales Prices
                                             ---------------------------------------------------
                                                  Class A Stock             Class C Stock
                                             ------------------------- -------------------------
                                                 High          Low         High          Low
                                             ------------ ------------ ------------ ------------
                                                                 (per share)

   2005
    First quarter (through March 1, 2005)      $ 17.20      $ 15.40      $ 23.36      $ 19.28

   2004
    Fourth quarter                               17.80        15.60        24.03        19.60
    Third quarter                                19.05        16.80        23.85        17.13
    Second quarter                               20.30        19.00        27.00        21.78
    First quarter                                22.85        19.45        31.19        25.00

   2003
    Fourth quarter                               22.90        20.01        32.00        26.68
    Third quarter                                22.00        16.75        30.49        23.11
    Second quarter                               17.92        16.70        25.14        21.86
    First quarter                                22.65        15.50        34.50        20.25

     As of March 1, 2005, it was estimated that there were 1,381 registered owners of the Class A voting common stock, 100 registered owners of the Class B voting common stock and 1,305 registered owners of the Class C non-voting common stock.

     The dividend rights of all three classes of the Corporation's common stock are the same, and dividends may be paid on common stock only when, as and if declared by Farmer Mac's board of directors in its sole discretion. In August 2004, Farmer Mac's board of directors adopted a policy to pay a quarterly dividend of $0.10 per share on all classes of the Corporation's common stock beginning in fourth quarter 2004. On October 7, 2004, for the first time Farmer Mac's board of directors declared a quarterly dividend of $0.10 per share on the Corporation's three classes of common stock, which was paid on December 31, 2004. Prior to that dividend payment, Farmer Mac had not paid any dividends on its common stock. On February 10, 2005, the Farmer Mac board of directors declared a quarterly dividend of $0.10 per share on the Corporation's common stock payable on March 31, 2005. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements. See "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels." Farmer Mac's ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

     Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's Proxy Statement to be filed on or about April 28, 2005. That portion of the Proxy Statement is incorporated by reference into this report.

     Farmer Mac is a federally chartered instrumentality of the United States and its common stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933. On October 4, 2004, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 670 shares of its Class C non-voting common stock, at an issue price of $22.19 per share, to the eight directors who elected to receive such stock in lieu of their cash retainers.

     (b) Not applicable.

     (c) As shown in the table below, Farmer Mac repurchased 228,297 shares of its Class C non-voting common stock during fourth quarter 2004 at an average price of $21.10 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.


                               Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------------------------------
                                                                          Total Number of
                                                                           Class C Shares         Maximum Number
                                           Total Number      Average     Purchased as Part      of Class C Shares
                                            of Class C     Price Paid      of Publicly           that May Yet be
                                             Shares         per Class       Announced            Purchased Under
           Period                           Purchased        C Share         Program*             the Program

October 1, 2004 - October 31, 2004           113,902        $ 20.95          113,902                870,647
November 1, 2004 - November 30, 2004         114,395          21.26          114,395                756,252
December 1, 2004 - December 31, 2004             -               -               -                  756,252
                                         ---------------  -------------  -------------------  ----------------------
   Total                                     228,297        $ 21.10          228,297                756,252
                                         ---------------  -------------  -------------------  ----------------------

* On August 9, 2004, Farmer Mac publicly announced that its board of directors had authorized a program to repurchase up to 10 percent of the Corporation's outstanding Class C non-voting common stock. The authority for this stock repurchase program expires in August 2006.

Item 6. Selected Financial Data


                                                                          As of December 31,
                                                -----------------------------------------------------------------------
Summary of Financial Condition:                      2004            2003           2002          2001         2000
                                                --------------  --------------  ------------ ------------- ------------
                                                                        (dollars in thousands)
   Cash and cash equivalents                      $ 430,504       $ 623,674      $723,800      $437,831     $537,871
   Investment securities                          1,056,143       1,064,782       830,409     1,007,954      836,757
   Farmer Mac Guaranteed Securities               1,376,847       1,508,134     1,608,507     1,690,376    1,679,993
   Loans, net                                       882,874         983,624       963,461       198,003       30,279
   Total assets                                   3,846,817       4,299,650     4,222,915     3,415,856    3,160,899
   Notes payable:
    Due within one year                           2,620,172       2,799,384     2,895,746     2,233,267    2,141,548
    Due after one year                              862,201       1,136,110       985,318       968,463      827,635
   Total liabilities                              3,609,965       4,086,396     4,039,344     3,281,419    3,028,238
   Stockholders' equity                             236,852         213,254       183,571       134,437      132,661

Selected Financial Ratios:
   Return on average assets                           0.69%           0.59%         0.56%         0.50%        0.36%
   Return on average common equity                   14.85%          15.32%        15.00%        12.19%        9.50%
   Average equity to assets                           5.53%           4.66%         4.16%         4.06%        3.82%

                                                                 For the Year Ended December 31,
                                                -----------------------------------------------------------------------
Summary of Operations:                               2004            2003           2002          2001         2000
                                                --------------  --------------  ------------ ------------- ------------
                                                                 (in thousands, except per share amounts)
   Net interest income after provision
    for loan losses                                $ 31,658        $ 30,728      $ 37,759      $ 28,666     $ 17,398
   Guarantee and commitment fees                     20,977          20,685        19,277        15,807       11,677
   Gains/(losses) on financial derivatives
    and trading assets                                2,846           2,357        (8,433)       (3,053)           -
   Gains on the repurchase of debt                        -               -         1,368             -            -
   Gain on sale of Farmer Mac Guaranteed
    Securities                                          367               -             -             -            -
   Gains on the sale of real estate owned               523             178            24            61            -
   Representation and warranty claims income          2,816               -             -             -            -
   Other income                                       1,495             812         1,332           560          399
                                                --------------  --------------  ------------ ------------- ------------
    Total revenues                                   60,682          54,760        51,327        42,041       29,474
   Total operating expenses                          16,263          15,182        18,767        16,616       13,288
                                                --------------  --------------  ------------ ------------- ------------
   Income before income taxes and cumulative
    effect of change in accounting principles        44,419          39,578        32,560        25,425       16,186
   Income tax expense                                13,951          12,308         9,809         8,419        5,749
   Cumulative effect of change in
    accounting principles, net of taxes                   -               -             -          (726)           -
                                                --------------  --------------  ------------ ------------- ------------
   Net income                                        30,468          27,270        22,751        16,280       10,437
    Preferred stock dividends                        (2,240)         (2,240)       (1,456)            -            -
                                                --------------  --------------  ------------ ------------- ------------
   Net income available to common
    stockholders                                   $ 28,228        $ 25,030      $ 21,295      $ 16,280     $ 10,437
                                                --------------  --------------  ------------ ------------- ------------

Allowance for Losses Activity:
   Provision for Losses                              $ (412)        $ 7,285       $ 8,247      $  6,786     $  4,739
   Net charge-offs                                    4,540           5,243         4,120         2,225            -
   Ending Balance                                    17,101          22,053        20,011        15,884       11,323

Earnings Per Common Share:
   Basic earnings per common share                   $ 2.35          $ 2.13        $ 1.83        $ 1.44       $ 0.94
   Diluted earnings per common share                 $ 2.32          $ 2.08        $ 1.77        $ 1.38       $ 0.92
   Common stock dividends                            $ 0.10             $ -           $ -           $ -          $ -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial information as of and for each of the years ended December 31, 2004, 2003 and 2002 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation. The following discussion should be read together with Farmer Mac's consolidated financial statements and is not necessarily indicative of future results.

Forward-Looking Statements


     There are statements made in this Form 10-K that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases. The following discussion and analysis includes forward-looking statements addressing Farmer Mac's:

     o    prospects for earnings;
     o prospects for growth in loan purchase, guarantee, securitization and LTSPC volume;
     o    trends in net interest income;
     o    trends in provisions for losses;
     o    trends in expenses;
     o    changes in capital position; and
     o    other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:

     o the rate and direction of development of the secondary market for agricultural mortgage loans;
     o the possible establishment of additional statutory or regulatory restrictions or constraints on Farmer Mac that could hamper its growth or diminish its profitability;
     o increases in general and administrative expenses attributable to growth of the business and the regulatory environment, including the hiring of additional personnel with expertise in key functional areas;
     o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac, the ability of Farmer Mac to offer new products or the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities;
     o possible reaction in the financial markets to events involving GSEs other than Farmer Mac;
     o    Farmer Mac's access to the debt markets at favorable rates and terms;
     o the possible effect of the risk-based capital requirement, which could, under certain circumstances, be in excess of the statutory minimum capital requirement;
     o    the rate of growth in agricultural mortgage indebtedness;
     o lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
     o    borrower    preferences   for   fixed-rate    agricultural    mortgage
          indebtedness;
     o competitive pressures in the purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed securities and debt securities;
     o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products, the general economy and other factors that may affect delinquency levels and credit losses;
     o protracted adverse weather, market or other conditions affecting particular geographic regions or particular agricultural commodities or products related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs;
     o the willingness of investors to invest in agricultural mortgage-backed securities; or
     o the effects on the agricultural economy or the value of agricultural real estate of any changes in federal assistance for agriculture.

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


Critical Accounting Policy and Estimates

     The preparation of the consolidated financial statements in conformity with accounting principals generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. Farmer Mac's allowance for losses is presented in four components on its consolidated balance sheet:

     o    an "Allowance for loan losses" on loans held for investment;
     o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned, net of valuation allowance";
     o a "Contingent obligation for probable losses" on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs entered into or modified after January 1, 2003, for which inherent losses existed at the time of the guarantee or commitment and could be reasonably estimated, is included in the balance sheet as a portion of the amount reported as "Guarantee and commitment obligation"; and
     o an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under "Reserve for losses."

     The provision for losses is presented in two components on the consolidated statement of operations:

     o a "Provision for loan losses," which represents losses on Farmer Mac's loans held for investment; and
     o a "Provision for losses," which represents losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned.

     The purpose of the allowance for losses is to provide for estimated losses that are probable to have occurred as of the balance sheet date, and not to predict or account for future potential losses. The determination of the allowance for losses requires management to make significant estimates based on information available as of the balance sheet date, including the amounts and timing of losses and current market and economic conditions. These estimates are subject to change in future reporting periods if such conditions and information change. For example, a decline in the national or agricultural economy could result in an increase in delinquencies or foreclosures, which may require additional allowances for losses in future periods.

     Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Farmer Mac estimates probable losses using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"). The Model draws upon historical information from a data set of agricultural mortgage loans recorded over a longer period of time than Farmer Mac's own experience to date, screened to include only those loans with credit characteristics similar to those on which Farmer Mac has assumed credit risk. The results generated by the Model are modified by the application of management's judgment as required to take key factors into account, including:

     o    economic conditions;
     o geographic and agricultural commodity/product concentrations in Farmer Mac's portfolio;
     o    the credit profile of Farmer Mac's portfolio;
     o    delinquency trends of Farmer Mac's portfolio;
     o Farmer Mac's experience in the management and sale of real estate owned; and
     o    historical   charge-off  and  recovery   activities  of  Farmer  Mac's
          portfolio.


     The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to operating expenses and reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation. The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to operating expense. Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds.


     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. As of December 31, 2004, Farmer Mac had experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

     Further information regarding the allowance for losses is included in "--Risk Management--Credit Risk - Loans."

Results of Operations

     Overview. Net income available to common stockholders for 2004 rose to $28.2 million or $2.32 per diluted common share, compared to $25.0 million or $2.08 per diluted common share in 2003 and $21.3 million or $1.77 per diluted common share in 2002.

     Farmer Mac's business volume declined in 2004, with outstanding guarantee and LTSPC volume as of December 31, 2004 that was $345.7 million lower than as of December 31, 2003. During 2004, Farmer Mac:

     o    added $392.6 million of Farmer Mac I eligible loans under LTSPCs;
     o purchased $104.4 million of newly originated Farmer Mac I eligible loans; and
     o purchased $174.1 million of Farmer Mac II USDA-guaranteed portions of loans.

     As of December 31, 2004, the percentage of 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after changes to Farmer Mac's statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) decreased to 0.55 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to 0.60 percent at the end of 2003 and 1.21 percent at the end of 2002.

     After careful evaluation of the overall improved credit quality of Farmer Mac's portfolio, the strong U.S. agricultural economy, the recent upward trend in agricultural land values and the $345.7 million year-over-year reduction in Farmer Mac's outstanding guarantees and commitments, Farmer Mac determined that the appropriate level of allowance for losses as of December 31, 2004 was $17.1 million, compared to $22.1 million as of December 31, 2003 and $20.0 million as of December 31, 2002. As a result of this determination, Farmer Mac released a net $0.4 million from its allowance for losses in 2004, compared to total provisions for losses of $7.3 million in 2003 and $8.2 million in 2002. For further discussion of the change in the allowance for losses and provision for losses, see "--Risk Management--Credit Risk - Loans."


     As of December 31, 2004, Farmer Mac had $3.8 million of real estate owned, compared to $15.5 million as of December 31, 2003 and $5.0 million as of December 31, 2002. Prior to acquisition of property securing a loan, Farmer Mac develops a liquidation strategy that results in either an immediate sale or retention pending later sale. Farmer Mac evaluates these and other alternatives based upon the economics of the transactions and the requirements of local law. The decrease in real estate owned in 2004 was the result of the lower default rate in Farmer Mac's portfolio and the completion of the liquidation process of previously held real estate owned. Farmer Mac's portfolio also has developed a core of loans that, though the borrowers on those loans have filed for bankruptcy protection, are current under the original terms of the loans or as modified under a court-approved bankruptcy plan.

     The following table presents Farmer Mac's non-performing assets, which aggregates 90-day delinquencies, loans performing in bankruptcy and real estate owned.



                                                 As of December 31,
                                            ---------------------------
                                                2004          2003
                                            -------------  ------------
                                                  (in thousands)
90-day delinquencies (including loans in       $25,283      $ 30,056
     foreclosure and loans restructured
     after delinquency)
Loans performing in bankruptcy                  21,508        24,192
Real estate owned                                3,845        15,716
                                            -------------  ------------
     Non-performing assets                     $50,636      $ 69,964
                                            -------------  ------------

      The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:


                              Outstanding
                             Post-1996 Act                                          Less:
                                Loans,                Non-                         REO and
                             Guarantees and        performing                     Performing          90-day
                                 LTSPCs              Assets        Percentage    Bankruptcies      Delinquencies       Percentage
                           ------------------  -----------------  ------------- ---------------- -----------------  ----------------
                                                                      (dollars in thousands)
As of:
   December 31, 2004          $ 4,642,208          $ 50,636          1.09%          $ 25,353         $ 25,283            0.55%
   September 30, 2004           4,756,839            75,022          1.58%            27,438           47,584            1.01%
   June 30, 2004                4,882,505            69,751          1.43%            36,978           32,773            0.68%
   March 31, 2004               4,922,759            91,326          1.86%            33,951           57,375            1.17%
   December 31, 2003            5,020,032            69,964          1.39%            39,908           30,056            0.60%
   September 30, 2003           4,871,756            84,583          1.74%            37,442           47,141            0.98%
   June 30, 2003                4,875,059            80,169          1.64%            28,883           51,286            1.06%
   March 31, 2003               4,820,887            94,822          1.97%            18,662           76,160            1.58%
   December 31, 2002            4,821,634            75,308          1.56%            17,094           58,214            1.21%
   September 30, 2002           4,506,330            91,286          2.03%            11,460           79,826            1.77%
   June 30, 2002                4,489,735            65,196          1.45%            14,931           50,265            1.12%
   March 31, 2002               3,754,171            87,097          2.32%             7,903           79,194            2.11%

     Farmer Mac experienced $4.5 million in net losses charged against the allowance for losses in 2004, compared with $5.2 million in net losses for 2003 and $4.1 million in 2002. Farmer Mac recorded gains on the sale of real estate owned of $0.5 million, $0.2 million and $0.1 million in 2004, 2003 and 2002, respectively. During 2004, Farmer Mac recovered approximately $2.8 million from three sellers (one of which was a related party) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac, which amount Farmer Mac had previously charged off as losses on the associated loans, consistent with its policy on accounting for claims for breaches of representations and warranties. As these payments are received from sellers rather than borrowers, these recoveries are reported as other income and are not reflected as recoveries in the net losses charged against the allowance for losses discussed above.

     As of December 31, 2004, approximately $1.4 billion (31 percent) of Farmer Mac's portfolio of post-1996 Act Farmer Mac I loans and loans underlying LTSPCs and Farmer Mac Guaranteed Securities were in their peak default years (approximately years three through five after origination), compared to $1.7 billion (34 percent) as of December 31, 2003 and $1.8 billion (38 percent) as of December 31, 2002. Notwithstanding the recent positive trends in delinquency rates and the overall agricultural economy, during 2005, the level of 90-day delinquencies could increase and higher charge-offs could follow.

     Outlook for 2005. USDA's most recent publications (as available on USDA's website as of March 15, 2005) forecast:

     o 2005 net cash farm income to be 78.1 billion, exceeding the two successive record years of $77.8 billion in 2004 and $68.6 billion in 2003;
     o 2005 net farm income to be $64.4 billion, which is a decrease of $9.2 billion from the record $73.6 billion estimated for 2004 but still $13.3 million higher than the 10-year average net farm income;
     o Total direct government payments to be $24.1 billion in 2005, an increase from the 2004 estimate of $14.5 billion. Market prices for crops affect direct government payment rates for government programs; USDA anticipates program crop prices to be lower in 2005, due to large inventories from 2003 and 2004 bumper crops;
     o The value of U.S. farm real estate to increase 4.5 percent in 2005 to $1.232 trillion, a smaller increase as compared to the 2004 increase of 5.4 percent. USDA is anticipating improvement in the general economy to support further growth in farmland values, though at a rate slower than the average annual gain of 5.85 percent since 1999; and
     o The amount of farm real estate debt to increase by 5.2 percent in 2005 to $119.5 billion, up from $113.6 billion in 2004.


     The USDA forecast components referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac's financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate strong borrower cash flows, and generally increased values in U.S. farm real estate.

      Factors that significantly lowered Farmer Mac's 2004 new business volume compared to previous years included:

     o reduced growth rates in the agricultural mortgage market, due largely to the increased liquidity of agricultural borrowers;
     o    increased available capital and liquidity of agricultural lenders;
     o new alternative sources of funding and credit enhancement for agricultural lenders;
     o increased competition in the secondary market for purchases of quality agricultural mortgage loans;
     o    adverse publicity about and increased regulatory pressure on GSEs; and
     o uncertainty created by the proposed FCA regulation concerning risk-weighting of assets held by FCS institutions which, if adopted in its current form, could decrease the value of LTSPCs and Farmer Mac swaps to those institutions (See "- Regulatory Matters").

These factors are likely to continue to constrain Farmer Mac's business opportunities and growth through at least 2005.

     As a matter of historical practice, many financial institutions have preferred to retain agricultural mortgage loans in their portfolios rather than sell the loans into the secondary market. That preference persists notwithstanding the corporate finance and capital planning benefits these institutions might otherwise realize through participation in Farmer Mac's programs, such as greater liquidity, greater lending capacity, increased return on equity, and decreased capital requirements. In recent years, the preference to retain loans has been reinforced by the stronger capital and liquidity positions of agricultural lenders, combined with their willingness to accept greater asset and liability mismatch in light of the significant differential between lower, short-term interest rates and higher, long-term rates. Those stronger capital and liquidity positions, in turn, have increased competition in the origination, funding and acquisition (for investment) of the limited supply of new agricultural real estate mortgage lending opportunities. Limited supply and increased demand by FCS institutions, insurance companies, commercial banks and other financial institutions for agricultural mortgage loans have narrowed the investment returns on those loans, as has the ability of some lending institutions to subsidize, in effect, their agricultural mortgage loan rates through low-return use of equity. These conditions have limited the need for many agricultural lenders to obtain the benefits of Farmer Mac's programs. Farmer Mac expects these conditions to continue through at least 2005. See "--Business Volume."

     Farmer Mac faces significant challenges in its efforts to regain its past business volume levels. Unless the Corporation is successful in its current efforts to expand beyond its current business with the FCS and with the commercial banks, its business prospects will continue to be constrained.

     To succeed in realizing its business development and profitability goals over the longer term, Farmer Mac must successfully market existing and new programs and products to agricultural mortgage lenders. Farmer Mac's outstanding program volume as of December 31, 2004 was $5.5 billion, which represented 12 percent of management's estimate of a $45.4 billion market of eligible agricultural mortgage loans. As part of its efforts to capture a greater share of the market, Farmer Mac is proceeding with a new strategic alliance with a related party FCS institution and sees additional longer-term opportunities that could lead to renewed growth in business volume as a result of the Corporation's marketing efforts. Further, Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in prior years continue to exist, but, in light of market conditions, no assurance can be given at this time as to the certainty or timing of such transactions. While Farmer Mac will continue to market actively its existing secondary market products, it also must address the constraints of the existing business environment, consistent with its charter and purposes. Therefore, Farmer Mac is actively evaluating new loan programs intended to provide for new, diversified business opportunities. In that regard, the Board and management are carrying out initiatives that include agribusiness; federal and state agricultural finance programs; new arrangements to encourage agricultural mortgage sales by banks; and rural development associated with agriculture. Some of the agribusiness and rural development initiatives will require Farmer Mac to consider credit risks that expand upon or differ from those the Corporation has accepted previously. Farmer Mac will use underwriting standards appropriate to those credit risks, and likely will draw upon outside expertise to analyze and evaluate the credit and funding aspects of loans submitted pursuant to those initiatives. While Farmer Mac is seeking actively to expand its mix of loan types within the scope of its Congressional charter, investors are cautioned that it is too early to assess the probability of success of these efforts.

     During 2004 and 2005 to date, Farmer Mac has continued to validate and enhance its risk management practices, internal controls, accounting and financial reporting, as a result of ongoing corporate diligence and a number of regulatory considerations, including the Sarbanes-Oxley Act of 2002 and FCA requirements, as well as the general regulatory environment for GSEs.

     A detailed presentation of Farmer Mac's financial results for the years ended December 31, 2004, 2003 and 2002 follows.

     Net Interest Income. Net interest income, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was $33.2 million for 2004, $37.3 million for 2003 and $39.1 million for 2002. The net interest yield was 86 basis points for the year ended December 31, 2004, compared to 93 basis points for the year ended December 31, 2003 and 104 basis points for the year ended December 31, 2002. The effect of the adoption of SFAS 140 was a reclassification of approximately $4.1 million (10 basis points) of guarantee fee income as interest income for the year ended December 31, 2004, compared to $4.4 million (11 basis points) for the year ended December 31, 2003 and $2.7 million (7 basis points) for the year ended December 31, 2002.

     In 2003, the Chief Accountant at the U.S. Securities and Exchange Commission provided additional guidance to all registrants regarding the classification on the statement of operations of realized gains and losses resulting from financial derivatives that are not in fair value or cash flow hedge relationships. All registrants were requested to comply with this guidance in future filings and to reclassify this activity for all prior periods presented. As a result of the application of this additional guidance, the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships have been reclassified from net interest income into gains and losses on financial derivatives and trading assets. For the years ended December 31, 2004, 2003 and 2002, this reclassification resulted in a decrease of the net interest yield of 5 basis points, one basis point, and 11 basis points, respectively.

     The net interest yields for the years ended December 31, 2004, 2003 and 2002 included the benefits of yield maintenance payments received of 13 basis points, 12 basis points and 8 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. For the years ended December 31, 2004, 2003 and 2002, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $3.4 million or $0.28 per diluted share, $3.0 million or $0.25 per diluted share and $2.1 million or $0.17 per diluted share, respectively. In light of current expectations that interest rates will rise during 2005, it should be expected that prepayments will be down in the year, which would result in lower levels of yield maintenance payments received by Farmer Mac.

     The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2004, 2003 and 2002. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will increase or decrease accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments. The low average rate earned on cash and cash equivalents reflects the relatively low level of short-term interest rates in 2004 and 2003, compared to 2002, and an increase in short-term market rates in 2004 compared to 2003. The decrease in the average rate for investments reflects the narrower spreads between U.S. Treasury securities and corresponding floating rate investments acquired and outstanding during 2004, compared to wider spreads on investments acquired and outstanding during the prior periods. The lower average rate on loans and Farmer Mac Guaranteed Securities reflects the normal amortization and prepayment of principal balances of older, higher-yielding fixed rate loans. The fluctuations in the average rate on Farmer Mac's notes payable due within one year are consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on notes payable due after one year reflects the retirement of older, higher rate debt, as well as the issuance of new debt at lower rates and the relative stability of long-term interest rates during 2004.


                                            2004                               2003                               2002
                          ------------------------------------ ----------------------------------- ---------------------------------
                            Average      Income/    Average       Average     Income/     Average    Average      Income/    Average
                            Balance      Expense      Rate        Balance     Expense      Rate      Balance      Expense     Rate
                          ------------ ---------- -----------  ------------- ----------- ---------- ------------ ----------- -------
                                                                      (dollars in thousands)
Interest-earning assets:
  Cash and cash
   equivalents              $ 600,964    $ 8,496      1.41%      $ 677,075    $ 8,171      1.21%     $ 564,614     $10,237    1.81%
  Investments                 973,230     27,890      2.87%        932,738     27,115      2.91%       902,740      32,392    3.59%
  Loans and Farmer Mac
   Guaranteed Securities    2,274,046    117,608      5.17%      2,415,466    126,273      5.24%     2,291,887     129,241    5.64%
                          ------------ ---------- -----------  ------------- ----------- ---------- ------------ ----------- ------
   Total interest-earning
    assets                $ 3,848,240    153,994      4.00%    $ 4,025,279    161,559      4.02%   $ 3,759,241     171,870    4.57%
                          ------------                         -------------                        -------------

Funding:
  Notes payable due
    within one year       $ 2,050,934     52,788      2.57%    $ 2,702,188     60,756      2.26%   $ 2,533,762      67,896    2.68%
  Notes payable due
    after one year          1,609,236     67,959      4.22%      1,200,219     63,551      5.29%     1,102,485      64,875    5.88%
                          ------------- ---------- ----------- ------------- ----------- ---------  ------------ ----------- ------

   Total interest-bearing
    liabilities             3,660,170    120,747      3.30%      3,902,407    124,307      3.19%     3,636,247     132,771    3.65%
  Net non-interest-bearing
   funding                    188,070          -      0.00%        122,872          -      0.00%       122,994           -    0.00%
                          ------------ ---------- -----------  ------------- ----------- ---------  ------------ ----------- ------

   Total funding          $ 3,848,240    120,747      3.14%    $ 4,025,279    124,307      3.10%   $ 3,759,241     132,771    3.53%
                          ------------ ---------- -----------  ------------- ----------- ---------  ------------ ----------- ------

Net interest income/
  yield                                 $ 33,247      0.86%                  $ 37,252      0.93%                   $39,099    1.04%
                                       ---------- -----------                ------------ --------               ------------ ------

     The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The increases due to rate reflect the short-term or adjustable-rate nature of the assets or liabilities and the general increases in short term market rates, while the decrease due to rate for loans and Farmer Mac Guaranteed Securities reflects the normal amortization and prepayment of principal balances of older higher-yielding fixed rate loans, as described above.


                                                       2004 vs. 2003                        2003 vs. 2002
                                             ----------------------------------- ------------------------------------
                                                 Increase (Decrease) Due to          Increase (Decrease) Due to
                                             ----------------------------------- ------------------------------------
                                                Rate       Volume      Total        Rate        Volume      Total
                                             ----------- ----------- ----------- ------------ ----------- -----------
                                                                         (in thousands)
Income from interest-earning assets:
   Cash and cash equivalents                    $ 1,305      $ (981)      $ 324      $(2,572)      $ 506     $(2,066)
   Investments                                     (390)      1,165         775       (6,323)      1,046      (5,277)
   Loans and Farmer Mac Guaranteed Securities    (1,338)     (7,326)     (8,664)      (9,719)      6,751      (2,968)
                                             ----------- ----------- ----------- ------------ ----------- -----------
    Total                                          (423)     (7,142)     (7,565)     (18,614)      8,303     (10,311)

Expense from interest-bearing liabilities         2,646      (6,206)     (3,560)     (17,593)      9,129      (8,464)
                                             ----------- ----------- ----------- ------------ ----------- -----------
Change in net interest income                   $(3,069)     $ (936)   $ (4,005)     $(1,021)     $ (826)    $(1,847)
                                             ----------- ----------- ----------- ------------ ----------- -----------

     Guarantee and Commitment Fees. Guarantee and commitment fee income, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, was $21.0 million for 2004, compared to $20.7 million for 2003 and $19.3 million for 2002. The increase in guarantee and commitment fee income reflects an increase in the average balance of outstanding guarantees and LTSPCs. For 2004, the effect of SFAS 140 classified $4.1 million of guarantee fees received as interest income, although management considers that amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer
Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit and interest rate risk. When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

     Gains and Losses on Financial Derivatives and Trading Assets. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires the change in the fair values of financial derivatives to be reflected in a company's net income or accumulated other comprehensive income. The net effect of financial derivatives that do not qualify for hedge accounting under SFAS 133 and trading assets recorded in Farmer Mac's consolidated statements of operations was a net gain of $2.8 million for 2004, a net gain of $2.4 million for 2003 and a net loss of $8.4 million for 2002. On a net after-tax basis, those gains and losses, combined with the cumulative effect of the change in accounting principles and benefits received from the elimination of the amortization of certain premium payments that resulted from SFAS 133, increased net income available to common stockholders by $0.8 million in 2004, increased net income available to common stockholders by $2.0 million for 2003 and reduced net income available to common stockholders by $1.6 million for 2002.

     Gains on the Sale of Real Estate Owned. Gains on the sale of real estate owned were $0.5 million, $0.2 million and $0.1 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

     Representation and Warranty Claims Income. During 2004, Farmer Mac recovered approximately $2.8 million from three sellers (one of which was a related party) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac. During 2003 and 2002, Farmer Mac had no representation and warranty claims income.

     Other Income. Other income was $1.5 million for 2004, compared to $0.8 million for 2003 and $1.3 million for 2002.

     Expenses. During 2003 and 2004, and into 2005, Farmer Mac undertook (and expects to continue) several initiatives to validate and enhance its risk management practices, internal controls, and accounting and financial reporting. These initiatives are the result of ongoing corporate diligence and a number of regulatory considerations, including compliance with the Sarbanes-Oxley Act of 2002 and FCA requirements, as well as the heightened focus on the regulatory environment for GSEs generally. The general increases in both compensation and employee benefits and general and administrative expenses from 2002 to 2004 reflect the costs of those initiatives, particularly staffing increases relative to the internal controls function. Compensation and employee benefits were $7.0 million, $6.1 million and $5.1 million for 2004, 2003 and 2002, respectively. General and administrative expenses, including consultants' fees, were $8.8 million, $6.0 million and $5.5 million for 2004, 2003 and 2002, respectively. Farmer Mac expects all of the above-mentioned expenses to continue at or above current levels through 2005.

     Regulatory fees were $2.1 million, $2.0 million and $1.2 million for 2004, 2003 and 2002, respectively. FCA has advised Farmer Mac that its estimated assessment for 2005 is $2.3 million. The regulatory assessments from FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2004, 2003 and 2002 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred. These revisions have resulted in both additional assessments and refunds in the past.

     Real estate owned net operating expenses were $0.3 million for each of the years ended December 31, 2004 and 2003. These net costs were negligible for the year ended December 31, 2002.

     After careful evaluation of the overall improved credit quality of Farmer Mac's portfolio, the strong U.S. agricultural economy, the recent upward trend in agricultural land values and the $345.7 million year-over-year reduction in Farmer Mac's outstanding guarantees and commitments, Farmer Mac determined that the appropriate level of allowance for losses as of December 31, 2004 was $17.1 million, compared to $22.1 million as of December 31, 2003 and $20.0 million as of December 31, 2002. As a result of this determination, Farmer Mac released a net $0.4 million from its allowance for losses in 2004, compared to total provisions for the allowance for losses in 2003 and 2002 of $7.3 million and $8.2 million, respectively. For 2004, the release of the allowance for losses of $0.4 million was the net effect of a release of $2.0 million from the provision for losses, which is a component of operating expenses, and a partially offsetting provision for loan losses of $1.6 million, which was charged against net interest income. The $2.0 million release from the provision for losses in 2004 compares to provisions for losses of $0.8 million and $6.9 million for 2003 and 2002, respectively. For additional information regarding Farmer Mac's provisions for losses and allowances for losses in the aggregate, see "--Risk Management--Credit Risk - Loans."

     Income Tax Expense. Income tax expense totaled $14.0 million in 2004, compared to $12.3 million in 2003 and $9.8 million in 2002. Farmer Mac's effective tax rates for 2004, 2003 and 2002 were approximately 31.4 percent,
31.1 percent and 30.1 percent, respectively. For more information about income taxes, see Note 10 to the consolidated financial statements.

     Gains and Losses on the Repurchase of Debt. During 2004 and 2003, Farmer Mac did not repurchase any of its outstanding debt. During 2002, Farmer Mac recognized $1.4 million of net gains on the repurchase of $103.7 million of its outstanding debt. All of the repurchases were from outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an interest rate of 5.4 percent. Those debt securities were replaced with new fixed-rate funding to the same maturity dates at more attractive interest rates, which preserved Farmer Mac's asset-liability match and reduced future interest expense.

     Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. Farmer Mac uses the latter measures to develop financial plans, to gauge corporate performance and to set incentive compensation because, in management's view, the non-GAAP measures more accurately represent Farmer Mac's economic performance, transaction economics and business trends. Investors and the investment analyst community have previously relied upon similar measures to evaluate Farmer Mac's historical and future performance. Farmer Mac's disclosure of non-GAAP measures is not intended to replace GAAP information but, rather, to supplement it.

     Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133 and less the after-tax net gains and losses on the repurchase of debt that, prior to January 1, 2003, were reported as extraordinary items. Core earnings for the years ended December 31, 2004, 2003 and 2002 were $27.4 million, $23.0 million and $22.9 million, respectively. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:


                 Reconciliation of GAAP Net Income Available
                   to Common Stockholders to Core Earnings
------------------------------------------------------------------------------------------
                                                 For the Year Ended December 31,
                                    ------------------------------------------------------
                                          2004              2003               2002
                                    ----------------- ------------------ -----------------
                                                        (in thousands)

GAAP net income available
    to common stockholders               $ 28,228           $ 25,030          $ 21,295

Less the effects of SFAS 133:
    Unrealized gains/(losses)
      on financial derivatives and
      trading assets, net of tax              588              1,720            (2,834)
    Benefit from non-amortization
      of premium payments
      on financial derivatives,
      net of tax                              228                317               382

Less gains on the repurchase of
    debt previously reported as
    extraordinary items                         -                  -               889

                                    ----------------- ------------------ -----------------
Core earnings                            $ 27,412           $ 22,993          $ 22,858
                                    ----------------- ------------------ -----------------

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

     The callable interest rate swaps are recorded at fair value on Farmer Mac's balance sheet with the related changes in fair value recognized in the consolidated statement of operations. Although Farmer Mac believes that this strategy achieves its economic and risk management objectives, the Financial Accounting Standards Board has adopted a mixed attribute accounting model for callable swaps that does not reflect the economics of the transactions. Pursuant to that model, while the issuance of a callable medium-term note is recorded at historical cost, the economic equivalent (the issuance of short term-debt with the forecasted rollover of that debt and the simultaneous issuance of a callable interest rate swap) is recorded differently (the discount notes are recorded at historical cost and the interest rate swap is recorded at fair value). Despite the closely matched economics and optionality of the assets and the associated interest rate swap and funding combination, the callable swaps do not qualify for hedge accounting under SFAS 133 because the test for hedge effectiveness under SFAS 133 is based on the linkage between the forecasted short-term funding and the callable interest rate swap and ignores the prepayable characteristics of the associated assets being funded.

     Business Volume. Loans are brought into the Farmer Mac I and Farmer Mac II programs as follows:

     o Farmer Mac purchases eligible loans and guarantees timely payments of principal and interest of securities backed by those loans as part of the Farmer Mac I program. Farmer Mac may retain some or all of those securities in its portfolio or sell them to third parties in capital markets transactions.
     o Farmer Mac purchases USDA-guaranteed portions of loans and guarantees timely payments of principal and interest of securities backed by those guaranteed portions as part of the Farmer Mac II program. Farmer Mac may retain some or all of those securities in its portfolio or sell them to third parties in capital markets transactions.
     o Farmer Mac enters into LTSPCs for eligible loans. Farmer Mac's commitments through LTSPCs include either newly originated or seasoned eligible loans, and are part of the Farmer Mac I program.
     o Farmer Mac exchanges Farmer Mac Guaranteed Securities for eligible loans or USDA-guaranteed portions of loans. Farmer Mac Guaranteed Securities exchanged for USDA-guaranteed portions of loans are part of the Farmer Mac II program; Farmer Mac Guaranteed Securities exchanged for any other eligible loans are part of the Farmer Mac I program.

     During 2004, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities and LTSPCs totaled $0.7 billion, a decrease from 2003 volume of $1.2 billion. That decrease was attributable to a decrease of $88.2 million in Farmer Mac I Loans and Farmer Mac Guaranteed Securities volume, a decrease of $370.8 million in LTSPC volume, and a decrease of $97.2 million in Farmer Mac II volume in 2004. See "Business--Farmer Mac Programs--Farmer Mac I--Off-Balance Sheet Guarantees and Commitments" and Note 12 to the consolidated financial statements for a description of LTSPCs. The following table sets forth information regarding the volume of loans purchased or placed under Farmer Mac Guaranteed Securities or LTSPCs for the periods indicated:


                Farmer Mac Loan Purchases, Guarantees and LTSPCs
--------------------------------------------------------------------------------
                                           For the Year Ended December 31,
                                   ---------------------------------------------
                                        2004            2003            2002
                                   --------------- --------------  -------------
                                                   (in thousands)
Farmer Mac I:
   Loans and Guaranteed Securities    $ 104,404      $ 192,577       $ 747,881
   LTSPCs                               392,559        763,342       1,155,479
Farmer Mac II                           174,074        271,229         173,011
                                   --------------- --------------  -------------
   Total                              $ 671,037    $ 1,227,148     $ 2,076,371
                                   --------------- --------------  -------------

     The purchase price of newly originated and seasoned eligible loans and portfolios, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac's target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for accepting credit risk on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. The purchase price for loans purchased from all related parties is determined in the same manner as for loans acquired from any other third party. See Note 3 to the consolidated financial statements for a description of related party transactions.

     As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of those securities and pools. The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest. The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received. The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. See "--Risk Management--Credit Risk - Loans."


     The following table presents Farmer Mac's purchases of newly originated and current seasoned loans and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.


                                                For the Year Ended
                                                   December 31,
                                          ------------------------------
                                              2004            2003
                                          --------------  --------------
                                                 (in thousands)
Farmer Mac I newly originated
    and current seasoned loan purchases     $ 104,404       $ 192,577

Defaulted loans purchased underlying
    off-balance sheet Farmer Mac I
    Guaranteed Securities                       2,186          16,276
Defaulted loans purchased
    underlying LTSPCs                           2,292           4,266
Defaulted loans underlying
    on-balance sheet Farmer Mac I
    Guaranteed Securities transferred
    to loans                                    8,305          35,100

     The decrease in newly originated and current seasoned loan purchases was attributable to a decrease in program volume. The purchases of defaulted loans from Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac's obligations as guarantor and under its contractual commitments, respectively. Farmer Mac may, in its sole discretion, repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as "removal-of-account" provisions). Farmer Mac records all such defaulted loans at their value during the period in which Farmer Mac becomes entitled to repurchase the loans and therefore regains effective control over the transferred loans. Fair value is determined by appraisal or management's estimate of discounted collateral value. Farmer Mac records, at acquisition, the difference between each loan's acquisition cost and its fair value, if any, as a charge to the reserve for losses.

     The  weighted-average  age of the Farmer Mac I newly originated and current seasoned loans purchased during both 2004 and 2003 was less than one year. Of the combined total of Farmer Mac I newly originated and seasoned loans that were purchased (excluding purchases of defaulted loans) during 2004 and 2003, 64 percent and 74 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 17.5 and 15.2 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2004 and 2003 was 6.1 years and 4.7 years, respectively.

     The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities decreased six percent to $5.5 billion as of December 31, 2004 from $5.8 billion as of December 31, 2003. The following table sets forth information regarding those outstanding balances as of the dates indicated:


         Outstanding Balance of Farmer Mac Loans and Loans Underlying
                Farmer Mac Guaranteed Securities and LTSPCs
-------------------------------------------------------------------------------------------
                                                           As of December 31,
                                          --------------------------------------------------
                                               2004              2003             2002
                                          ---------------   ---------------  ---------------
                                                            (in thousands)
Farmer Mac I:
     Post-1996 Act:
        Loans and Guaranteed Securities     $ 2,371,405       $ 2,696,530      $ 2,168,994
        LTSPCs                                2,295,103         2,348,702        2,681,240
     Pre-1996 Act                                18,640            24,734           31,960
Farmer Mac II                                   768,542           729,470          645,790
                                          ---------------   ---------------  ---------------
Total                                       $ 5,453,690       $ 5,799,436      $ 5,527,984
                                          ---------------   ---------------  ---------------

     The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

                      Farmer Mac I Guaranteed Securities Issuances
-----------------------------------------------------------------------------------------------------
                                                              For the Year Ended December 31,
                                                       ----------------------------------------------
                                                            2004            2003            2002
                                                       --------------- --------------  --------------
                                                                       (in thousands)

Retained                                                          $ -            $ -             $ -
Sold                                                           91,362         78,254          47,682
Swap transactions                                                   -        722,315               -
                                                       --------------- --------------  --------------
   Total Farmer Mac Guaranteed Securities Issuances          $ 91,362      $ 800,569        $ 47,682
                                                       --------------- --------------  --------------

     Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and issues Farmer Mac I Guaranteed Securities backed by those loans. During 2004 and 2003, Farmer Mac securitized and sold $91.4 million and $78.3 million, respectively ($64.5 million and $75.8 million, respectively, of such securities were sold to a related party, Zions First National Bank), of the loans purchased, and during 2003 issued $722.3 million in the form of a swap transaction with a related party participant, Farm Credit West, ACA. This transaction resulted from the participant's exercise of a conversion feature incorporated in all existing LTSPCs. Farmer Mac's decision to retain the remainder of the loans it purchased was based on favorable underlying funding costs that resulted in attractive net interest income over the lives of the loans and Farmer Mac Guaranteed Securities it holds.

     LTSPCs typically involve seasoned loans, while cash purchase transactions usually represent acquisitions of newly originated loans. The decreased LTSPC activity in 2004 was a result of reduced growth rates in the agricultural mortgage market, which have tended to be a function of the interest rate environment and other factors described two paragraphs below. With particular regard to FCS institutions, some business prospects have been constrained by increased FCSIC insurance premiums assessed on loans held by those institutions, including loans under LTSPCs. In addition, FCSIC has recently indicated to those institutions that they should be cautious about the risk of doing business with GSEs, including Farmer Mac, as counterparties. Moreover, FCSIC has raised objections to FCS institutions' use of Farmer Mac swaps, which generate Farmer Mac I Guaranteed Securities that are not subject to the previously mentioned insurance premiums. Notwithstanding this, management expects that LTSPCs will continue to constitute a significant portion of new Farmer Mac I program activity during 2005.

     Indicators of future loan purchase and guarantee volume (excluding LTSPC, swap or portfolio purchase volume) in the immediately succeeding reporting period include outstanding commitments to purchase loans (other than under LTSPCs) and the total balance of loans submitted for approval or approved but not yet purchased. Many purchase commitments entered into by Farmer Mac are mandatory delivery commitments. If a seller obtains a mandatory commitment and is unable to deliver the loans required, Farmer Mac requires the seller to pay a fee to modify, extend or cancel the commitment. As of December 31, 2004, outstanding commitments to purchase Farmer Mac I loans and Farmer Mac II guaranteed portions totaled $13.0 million, compared to $11.2 million as of December 31, 2003. All of those commitments were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $19.2 million as of December 31, 2004, compared to $26.6 million as of December 31, 2003. Not all of such loans are purchased, as some are denied for credit reasons or withdrawn by the seller.

     New business volume decreased during 2004 compared to 2003. Factors that significantly lowered Farmer Mac's 2004 new business volume compared to previous years included:

     o reduced growth rates in the agricultural mortgage market, due largely to the increased liquidity of agricultural borrowers;
     o    increased available capital and liquidity of agricultural lenders;
     o new alternative sources of funding and credit enhancement for agricultural lenders;
     o increased competition in the secondary market for purchases of quality agricultural mortgage loans;
     o    adverse publicity about and increased regulatory pressure on GSEs; and
     o uncertainty created by the proposed FCA regulation concerning risk-weighting of assets held by FCS institutions which, if adopted in its current form, could decrease the value of LTSPCs and Farmer Mac swaps to those institutions (See "- Regulatory Matters").

     During 2004, Farmer Mac was not able to replicate recent prior years' volume growth in Farmer Mac I and II individual loan purchases, nor in additions to existing LTSPC arrangements. However, Farmer Mac believes its marketing initiatives are generating business opportunities for 2005 and beyond. Initiatives currently underway include:

     o new and expanded business relationships, including a strategic alliance with a related party Farm Credit System institution that will serve a cross-section of agricultural lenders in many areas of the nation;
     o    product enhancements,  such as new open prepayment loan structures;
     o agribusiness and rural development loans associated with agriculture, in fulfillment of its Congressional mission;
     o    federal and state agricultural finance programs; and
     o    new loan securitization structures.

     Some of the agribusiness and rural development initiatives will require Farmer Mac to consider credit risks that expand upon or differ from those the Corporation has accepted previously. Farmer Mac will use underwriting standards appropriate to those credit risks, and likely will draw upon outside expertise to analyze and evaluate the credit and funding aspects of loans submitted pursuant to those initiatives. While Farmer Mac is seeking actively to expand its mix of loan types within the scope of its Congressional charter, investors are cautioned that it is too early to assess the probability of success of these efforts. Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in prior years continue to exist, but, in light of market conditions, no assurance can be given at this time as to the certainty or timing of such transactions.

     For information regarding sellers in the Farmer Mac I and Farmer Mac II programs, see "Business--Farmer Mac Programs--Farmer Mac I--Sellers" and "--Farmer Mac II--United States Department of Agriculture Guaranteed Loan Programs."

     Related Party Transactions. In 2004 and 2003, Farmer Mac conducted business with entities that are related parties as a result of either a member of Farmer Mac's board of directors being affiliated with the entity in some capacity or the entity being the holder of at least 10 percent of a class of voting common stock. These transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party. For more information about related party transactions, see Note 3 to the consolidated financial statements.

Balance Sheet Review

     Assets. As of December 31, 2004, total assets were $3.8 billion compared to $4.3 billion as of December 31, 2003. On-balance sheet program assets (Farmer Mac Guaranteed Securities and loans), decreased $232.0 million during 2004 to a total of $2.2 billion, while non-program assets decreased $220.8 million to $1.6 billion as of December 31, 2004. The following table presents Farmer Mac's on-balance sheet program assets based on their repricing frequency.

       Outstanding Balance of Loans Held and Loans Underlying
         On-Balance Sheet Farmer Mac Guaranteed Securities
---------------------------------------------------------------------------
                                             As of December 31,
                                    ------------------------------------
                                           2004               2003
                                    -----------------   ----------------
                                            (in thousands)

Fixed rate (10-yr. wtd. avg. term)       $ 763,210          $ 860,874
5-to-10 year ARMs and resets               923,520          1,045,217
1-Month-to-3-Year ARMs                     533,686            542,024
                                    -----------------   ----------------
    Total held in portfolio            $ 2,220,416        $ 2,448,115
                                    -----------------   ----------------

     Liabilities. Total liabilities decreased to $3.6 billion as of December 31, 2004 from $4.1 billion as of December 31, 2003. The decrease in liabilities was due primarily to a reduction in notes payable, which corresponded to the reduction of on-balance sheet assets. For more information about Farmer Mac's funding and interest rate risk practices and how financial derivatives are used, see "--Risk Management--Interest Rate Risk." For more information about Farmer Mac's reserve for losses, see "--Risk Management--Credit Risk - Loans."

     Capital. As of December 31, 2004, stockholders' equity totaled $236.9 million, compared to $213.3 million as of December 31, 2003. The increase was primarily due to net income available to common stockholders of $28.2 million earned during 2004. Additionally, there was a $1.4 million net increase in accumulated other comprehensive income/(loss) resulting from a net increase of $11.1 million in the market values of financial derivatives classified as cash flow hedges and a decrease of $9.7 million in net unrealized gains on investment securities and Farmer Mac Guaranteed Securities classified as available for sale. Farmer Mac's return on average common equity was 14.9 percent for 2004, compared to 15.3 percent for 2003 and 15.0 percent for 2002. Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital.

     Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test. As of December 31, 2004, Farmer Mac's core capital totaled $237.7 million and exceeded its statutory minimum capital requirement of $128.9 million by $108.8 million. As of December 31, 2004 Farmer Mac's risk-based capital stress test generated a regulatory capital requirement of $37.1 million. Farmer Mac's regulatory capital of $254.8 million exceeded that amount by approximately $217.7 million. For further information, see "--Liquidity and Capital Resources--Capital Requirements."

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

     As of December 31, 2004, outstanding off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs totaled $3.2 billion, compared to $3.4 billion as of December 31, 2003. The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2004 and 2003:

                    Outstanding Balance of LTSPCs and
            Off-Balance Sheet Farmer Mac Guaranteed Securities
------------------------------------------------------------------------------
                                                   As of December 31,
                                            ----------------------------------
                                                  2004              2003
                                            -----------------  ---------------
                                                    (in thousands)
Farmer Mac I:
   Post-1996 Act obligations:
    Farmer Mac I Guaranteed Securities           $ 882,282        $ 952,134
    LTSPCs                                       2,295,103        2,348,702
                                            -----------------  ---------------
     Total Farmer Mac I                          3,177,385        3,300,836
Farmer Mac II Guaranteed Securities                 55,889           51,241
                                            -----------------  ---------------
     Total Farmer Mac I and II                 $ 3,233,274      $ 3,352,077
                                            -----------------  ---------------

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


     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of December 31, 2004, 58 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 94 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. As of December 31, 2004, 52 percent of the total outstanding balance of retained Farmer Mac I loans and Guaranteed Securities had yield maintenance provisions and 6 percent had other forms of prepayment protection. Of the Farmer Mac I new and current loans purchased in 2004, 8 percent had yield maintenance or another form of prepayment protection (including 25 percent of all loans with fixed interest rates). As of December 31, 2004, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 13 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in 2004, 25 percent contained prepayment penalties.

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

     Farmer Mac's $430.5 million of cash and cash equivalents as of December 31, 2004 matures within three months and is match-funded with discount notes having similar maturities. As of December 31, 2004, $823.4 million of the $1.1 billion of investment securities (78.0 percent) were floating rate securities with rates that adjust within one year. See Note 4 to the consolidated financial statements for more information on investment securities. These floating rate investments are funded using:

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

Farmer Mac manages the interest rate risk related to such loans, and any related Farmer Mac Guaranteed Securities or debt issuance, through the use of forward sale contracts on the debt and mortgage-backed securities of other GSEs and futures contracts involving U.S. Treasury securities. Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac I Guaranteed Securities.


     Recognizing that interest rate sensitivity may change with the passage of time and as interest rates change, Farmer Mac assesses this exposure on a regular basis and, if necessary, readjusts its portfolio of assets and liabilities by:

     o    purchasing mortgage assets in the ordinary course of business;
     o    refunding existing liabilities; or
     o using derivatives to alter the characteristics of existing assets or liabilities.

     The most comprehensive stress test of Farmer Mac's exposure to long-term interest rate risk is the measurement of the sensitivity of its Market Value of Equity ("MVE") to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of December 31, 2004 and December 31, 2003 to an immediate and instantaneous parallel shift in the yield curve.

                        Percentage Change in MVE from
                                  Base Case
                      ----------------------------------
                             As of December 31,
      Interest Rate   ----------------------------------
        Scenario            2004              2003
    ---------------   ----------------  ----------------

       + 300 bp            -5.8%            -0.4%
       + 200 bp            -3.3%             0.2%
       + 100 bp            -1.2%             0.4%
       - 100 bp             0.0%             0.0%
       - 200 bp            -1.3%             N/A*
       - 300 bp             N/A*             N/A*

* As of the dates indicated, a parallel shift of the U. S. Treasury yield curve by the number of basis points indicated produced negative interest rates for maturities of 2 years and shorter.

As measured by this MVE analysis, Farmer Mac's long-term interest rate sensitivity increased somewhat during 2004, but remained at relatively low levels despite the significant change in the slope of the yield curve that occurred during the year. Farmer Mac's effective duration gap was plus 0.4 months as of December 31, 2004, compared to minus 0.1 months as of December 31, 2003.

     As of December 31, 2004, a uniform or "parallel" increase of 100 basis points would have increased net interest income ("NII") by 9.2 percent, while a parallel decrease of 100 basis points would have decreased NII by 7.7 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of December 31, 2004, both MVE and NII showed similar sensitivity to non-parallel shocks as to the parallel shocks. The sensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate the effectiveness of Farmer Mac's approach to managing its interest rate risk exposures.


     The economic effects of financial derivatives, including interest rate swaps, are included in the MVE, NII and duration gap analyses. Farmer Mac generally enters into various interest rate swaps to reduce interest rate risk as follows:

     o "floating-to-fixed interest rate swaps" in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties; these swaps adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of longer-term reset and fixed-rate mortgages and other assets and may provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market;
     o "fixed-to-floating interest rate swaps" in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties; these transactions adjust the characteristics of long-term debt to match more closely the cash flow and duration characteristics of short-term or floating-rate assets; and
     o "basis swaps" in which it pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties; these swaps alter interest rate indices of liabilities to match those of assets, and vice versa.

As of December 31, 2004, Farmer Mac had $1.5 billion combined notional amount of interest rate swaps, with terms ranging from one to fifteen years, of which $639.5 million were floating-to-fixed interest rate swaps, $651.7 million were basis swaps and $205.0 million were fixed-to-floating interest rate swaps.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of December 31, 2004, Farmer Mac had no uncollateralized net exposure to any counterparty.

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

     For loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities, ten percent first-loss subordinated interests mitigate Farmer Mac's credit risk exposure. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac generally assumes 100 percent of the credit risk on loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Farmer Mac's credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States. Farmer Mac believes it has little or no credit risk exposure to loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities because of the subordinated interests, or to USDA-guaranteed portions because of the USDA guarantee. The outstanding principal balance of loans held, real estate owned and loans underlying Farmer Mac Guaranteed Securities (including AgVantage bonds) or LTSPCs is summarized in the following table.

                                             As of December 31,
                                      ----------------------------------
                                           2004               2003
                                      ----------------------------------
                                               (in thousands)
Farmer Mac I:
   Post-1996 Act                        $ 4,666,508       $ 5,045,232
   Pre-1996 Act                              18,640            24,734
Farmer Mac II:
   USDA-guaranteed portions                 768,542           729,470
                                      ----------------   ---------------
                                        $ 5,453,690       $ 5,799,436
                                      ----------------   ---------------

     Farmer Mac conducts guarantee fee adequacy analyses, using stress-test models developed internally and with the assistance of outside experts. These analyses have taken into account the diverse and dissimilar characteristics of the various asset categories for which Farmer Mac manages its risk exposures, and have evolved as the mix and character of assets under management has shifted with growth in the business and the addition of new asset categories. Based on current information, Farmer Mac believes that its guarantee fee is adequate compensation for the credit risk that it assumes.

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

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first-loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. As of December 31, 2004, Farmer Mac had experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.


     Farmer Mac's allowance for losses is presented in four components on its consolidated balance sheet:

     o    an "Allowance for loan losses" on loans held for investment;
     o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned, net of valuation allowance";
     o a "Contingent obligation for probable losses" on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs entered into or modified after January 1, 2003, for which inherent losses existed at the time of the guarantee or commitment and could be reasonably estimated, is included in the balance sheet as a portion of the amount reported as "Guarantee and commitment obligation"; and
     o an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under "Reserve for losses."

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

     Farmer Mac estimates probable losses using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"). The Model draws upon historical information from a data set of agricultural mortgage loans recorded over a longer period of time than Farmer Mac's own experience to date, screened to include only those loans with credit characteristics similar to those on which Farmer Mac has assumed credit risk. The results generated by the Model are modified by the application of management's judgment, as required to take key factors into account, including:

     o    economic conditions;
     o geographic and agricultural commodity/product concentrations in Farmer Mac's portfolio;
     o    the credit profile of Farmer Mac's portfolio;
     o    delinquency trends of Farmer Mac's portfolio;
     o Farmer Mac's experience in the management and sale of real estate owned; and
     o    historical   charge-off  and  recovery   activities  of  Farmer  Mac's
          portfolio.

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

     In addition, Farmer Mac specifically analyzes its portfolio of non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy, including loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) on a loan-by-loan basis. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total recorded investment, including principal, interest and advances under SFAS
114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total investment, Farmer Mac specifically allocates an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

     For this analysis and the allocation of specific allowances, Farmer Mac reviews:

     o non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan - and real estate owned);
     o loans for which Farmer Mac had adjusted the timing of borrowers' payment schedules, but still expects to collect all amounts due and has not made economic concessions; and
     o additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.


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

     The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to operating expense and reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation. The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to operating expense. Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds.


     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for each year in the three-year period ended December 31, 2004:


                                   -------------------------------------------------------------------------
                                                                                 Contingent
                                      Allowance         REO                       Obligation       Total
                                      for Loan       Valuation      Reserve     for Probable     Allowance
                                       Losses        Allowance     for Losses      Losses        for Losses
                                   -------------- -------------- ------------- --------------  -------------
                                                                 (in thousands)
Balances as of January 1, 2002        $ 1,352            $ -      $ 14,532            $ -       $ 15,884
                                   -------------- -------------- ------------- --------------  -------------
     Provision for losses               1,340              -         6,907              -          8,247
     Net allocation of
       allowance                        3,221          1,308        (4,529)             -              -
     Net charge-offs                   (3,251)          (716)         (153)             -         (4,120)
                                   -------------- -------------- ------------- --------------  -------------

Balances as of December 31, 2002      $ 2,662          $ 592      $ 16,757            $ -       $ 20,011
                                   -------------- -------------- ------------- --------------  -------------
     Provision for losses               6,524          1,230        (3,145)         2,676          7,285
     Net charge-offs                   (3,219)        (1,584)         (440)             -         (5,243)
                                   -------------- -------------- ------------- --------------  -------------

Balances as of December 31, 2003      $ 5,967          $ 238      $ 13,172        $ 2,676       $ 22,053
                                   -------------- -------------- ------------- --------------  -------------
     Provision for losses               1,589          1,137        (2,439)          (699)          (412)
     Net charge-offs                   (3,161)        (1,375)           (4)             -         (4,540)
                                   -------------- -------------- ------------- --------------  -------------

Balances as of December 31, 2004      $ 4,395            $ -      $ 10,729        $ 1,977       $ 17,101
                                   -------------- -------------- ------------- --------------  -------------

     Farmer Mac released $0.4 million from the allowance for losses during 2004, compared to provisions for losses of $7.3 million in 2003. During 2004, Farmer Mac recorded net charge-offs of $4.5 million in losses against the allowance for losses, compared to net charge-offs of $5.2 million in 2003. The net charge-offs for 2004 did not include any amounts related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities, compared to $0.1 million for 2003. Additionally, Farmer Mac recorded gains on the sale of real estate owned in 2004 and 2003 of $0.5 million and $0.2 million, respectively.


     As of December 31, 2004, Farmer Mac's allowance for losses totaled $17.1 million, or 37 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $22.1 million (44 basis points) as of December 31, 2003. The year-to-year decrease in this ratio is a result of the overall improved credit quality of the Farmer Mac portfolio, the strong U.S. agricultural economy, the recent upward trend in agricultural land values and the $345.7 million year-over-year reduction in Farmer Mac's outstanding guarantees and commitments.

     As of December 31, 2004, Farmer Mac's 90-day delinquencies totaled $25.3 million and represented 0.55 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $30.1 million (0.60 percent) as of December 31, 2003. From quarter to quarter, Farmer Mac anticipates the 90-day delinquencies will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans. As of December 31, 2004, loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned ("post-1996 Act non-performing assets") totaled $50.6 million and represented
1.09 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $70.0 million (1.39 percent) as of December 31, 2003. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                          Outstanding
                         Post-1996 Act                                      Less:
                            Loans,             Non-                        REO and
                        Guarantees and      performing                    Performing          90-day
                            LTSPCs            Assets      Percentage     Bankruptcies     Delinquencies      Percentage
                      ------------------  ------------- -------------- ---------------- ----------------- ----------------
                                                            (dollars in thousands)

As of:
December 31, 2004        $ 4,642,208        $ 50,636         1.09%         $ 25,353          $ 25,283           0.55%
September 30, 2004         4,756,839          75,022         1.58%           27,438            47,584           1.01%
June 30, 2004              4,882,505          69,751         1.43%           36,978            32,773           0.68%
March 31, 2004             4,922,759          91,326         1.86%           33,951            57,375           1.17%
December 31, 2003          5,020,032          69,964         1.39%           39,908            30,056           0.60%
September 30, 2003         4,871,756          84,583         1.74%           37,442            47,141           0.98%
June 30, 2003              4,875,059          80,169         1.64%           28,883            51,286           1.06%
March 31, 2003             4,820,887          94,822         1.97%           18,662            76,160           1.58%
December 31, 2002          4,821,634          75,308         1.56%           17,094            58,214           1.21%
September 30, 2002         4,506,330          91,286         2.03%           11,460            79,826           1.77%
June 30, 2002              4,489,735          65,196         1.45%           14,931            50,265           1.12%
March 31, 2002             3,754,171          87,097         2.32%            7,903            79,194           2.11%


     The dollar level of 90-day delinquencies and period-over-period charge-offs correlates to the proportion of Farmer Mac's portfolio of loans, guarantees and commitments entering their peak delinquency and default years (approximately years three through five after origination). As of December 31, 2004, approximately $1.4 billion (31 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years, compared to $1.7 billion (34 percent) of such loans as of December 31, 2003. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of December 31, 2004, Farmer Mac analyzed the following three categories of assets for impairment, based on the fair value of the underlying collateral:

     o    $50.6 million of non-performing assets;
     o $32.3 million of loans for which Farmer Mac has adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and
     o $56.6 million of performing loans that have been previously delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.


Those individual assessments covered a total of $139.5 million of assets measured for impairment against updated appraised values, other updated collateral valuations or discounted values. Of the $139.5 million of assets analyzed, $126.7 million were adequately collateralized. For assets that were not adequately collateralized, individual collateral shortfalls totaled $1.4 million. Accordingly, Farmer Mac allocated specific allowances of $1.4 million to those under-collateralized assets as of December 31, 2004. As of December 31, 2004, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $15.7 million, bringing the total allowance for losses to $17.1 million. The following table summarizes Farmer Mac's assets specifically reviewed for impairment and its specific allowance for losses:

                      Farmer Mac I Post-1996 Act Assets Specifically Reviewed
                          for Impairment and the Allowance for Losses
-------------------------------------------------------------------------------------------------------------
                                                              As of December 31,
                                    --------------------------------------------------------------------------
                                                    2004                                 2003
                                    -----------------------------------  ------------------------------------
                                                                 (in thousands)
                                         Assets            Specific            Assets            Specific
                                      Specifically         Allowance        Specifically        Allowance
                                        Reviewed          for Losses          Reviewed          for Losses
                                    ------------------   -------------   -------------------  --------------
90-day delinquencies                      $ 25,283            $ 34              $ 30,056         $ 1,852
Performing bankruptcies                     21,508             119                24,192           1,136
Other loans specifically reviewed           88,895           1,280               102,736             536
Real estate owned                            3,845               -                15,716             238
                                    -------------------  --------------  -------------------- ---------------
   Total                                 $ 139,531         $ 1,433             $ 172,700         $ 3,762
                                    -------------------  --------------  -------------------- ---------------

                                                            Allowance                             Allowance
                                                           for Losses                            for Losses
                                                         --------------                       ---------------
Specific allowance for losses                              $ 1,433                               $ 3,762
General allowance for losses                                15,668                                18,291
                                                         --------------                       ---------------

   Total allowance for losses                             $ 17,101                              $ 22,053
                                                         --------------                       ---------------

Based on Farmer Mac's loan-by-loan analyses, loan collection experience and continuing provisions for the allowance for losses, Farmer Mac believes that ongoing losses will be covered adequately by the allowance for losses.

     Original loan-to-value ratios (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment) are one of many factors Farmer Mac considers in evaluating loss severity. Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts and regional economic and agricultural conditions. Loans in the Farmer Mac I program are all first mortgage agricultural real estate loans. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between the total of the accrued interest, advances and the principal balance of a loan and the value of the property. Measurement of that excess or shortfall is the best predictor and determinant of loss compared to other measures that evaluate the efficiency of a particular farm operator.

     Loan-to-value ratios depend upon the market value of a property with due regard for its income-producing potential in the hands of a competent operator. As required by Farmer Mac's collateral valuation standards, an appraisal of agricultural real estate must include analysis of the income producing capability of the property and address the income estimate in the market analysis. Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator's business and farming skills.

     As of December 31, 2004, the weighted-average original loan-to-value ratio for all post-1996 Act loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs was 50 percent, and the weighted-average original loan-to-value ratio for all post-1996 Act non-performing assets was 55 percent.

     The following table summarizes the post-1996 Act non-performing assets by original loan-to-value ratio:


       Distribution of Post-1996 Act Non-performing
   Assets by Original LTV Ratio as of December 31, 2004
----------------------------------------------------------
               (dollars in thousands)
                        Post-1996 Act
                       Non-performing
 Original LTV Ratio        Assets           Percentage
--------------------  ---------------- -------------------
  0.00% to 40.00%         $ 3,752              8%
 40.01% to 50.00%           7,132             14%
 50.01% to 60.00%          26,494             52%
 60.01% to 70.00%          12,128             24%
 70.01% to 80.00%           1,059              2%
    80.01% +                   71              0%
                      --------------       -----------
                Total    $ 50,636            100%
                      --------------       -----------

     The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of December 31, 2004 by year of origination, geographic region and commodity.


                Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
---------------------------------------------------------------------------------------------------------------------
                               Distribution of
                                 Outstanding          Outstanding       Post-1996 Act
                                    Loans,               Loans,               Non-           Non-        Specific
                                Guarantees and       Guarantees and        performing     performing     Allowance
                                    LTSPCs               LTSPCs            Assets (1)     Asset Rate    for Losses
                              ------------------- -------------------  ---------------- ------------- ---------------
                                                          (dollars in thousands)
By year of origination:
  Before 1994                       12%               $ 541,561            $ 1,755          0.32%           $ -
  1994                               3%                 130,935                507          0.39%             -
  1995                               3%                 127,128              2,869          2.26%           100
  1996                               6%                 292,258              8,108          2.77%           395
  1997                               8%                 353,594              8,127          2.30%            91
  1998                              12%                 565,536              7,328          1.30%           501
  1999                              12%                 567,633              9,071          1.60%           346
  2000                               7%                 341,760              5,280          1.54%             -
  2001                              11%                 519,914              6,069          1.17%             -
  2002                              12%                 575,000                937          0.16%             -
  2003                              10%                 449,799                585          0.13%             -
  2004                               4%                 177,090                  -          0.00%             -
                            ------------------- -------------------  ---------------- ------------- ---------------
Total                              100%             $ 4,642,208           $ 50,636          1.09%       $ 1,433
                            ------------------- -------------------  ---------------- ------------- ---------------

By geographic region (2):
  Northwest                         21%               $ 951,859           $ 31,568           3.32%       $ 1,041
  Southwest                         46%               2,147,272              9,758           0.45%           152
  Mid-North                         13%                 597,130              2,575           0.43%           158
  Mid-South                          6%                 290,046              4,982           1.72%            82
  Northeast                          8%                 379,502              1,333           0.35%             -
  Southeast                          6%                 276,399                420           0.15%             -
                            ------------------- -------------------  ---------------- ------------- ---------------

Total                              100%             $ 4,642,208           $ 50,636           1.09%       $ 1,433
                            ------------------- -------------------  ---------------- ------------- ---------------

By commodity:
  Crops                             44%             $ 2,033,146           $ 19,604           0.96%          $ 82
  Permanent plantings               27%               1,234,311             20,783           1.68%         1,351
  Livestock                         21%               1,052,585              6,763           0.64%             -
  Part-time farm                     7%                 295,470              3,486           1.18%             -
  Other                              1%                  26,696                -             0.00%             -
                            ------------------- -------------------  ---------------- ------------- ---------------

Total                              100%             $ 4,642,208           $ 50,636           1.09%       $ 1,433
                            ------------------- -------------------  ---------------- ------------- ---------------

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


                   Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
                      Relative to all Cumulative Original Loans, Guarantees and LTSPCs
---------------------------------------------------------------------------------------------------------------------
                               Cumulative                                                           Combined
                             Original Loans,    Cumulative      Cumulative        Current         Credit Loss
                               Guarantees           Net            Loss           Specific        and Specific
                               and LTSPCs      Credit Losses       Rate          Allowance       Allowance Rate
                            ---------------- ---------------- -------------  ----------------- -----------------
                                                       (dollars in thousands)
By year of origination:
  Before 1994                 $ 2,012,611           $ -         0.00%                $ -             0.00%
  1994                            370,687             -         0.00%                  -             0.00%
  1995                            325,896           968         0.30%                100             0.33%
  1996                            633,560         1,390         0.22%                395             0.28%
  1997                            725,190         2,779         0.38%                 91             0.40%
  1998                          1,078,625         4,206         0.39%                501             0.44%
  1999                          1,064,661         1,202         0.11%                346             0.15%
  2000                            666,022         2,318         0.35%                  -             0.35%
  2001                            892,744           695         0.08%                  -             0.08%
  2002                            841,865             -         0.00%                  -             0.00%
  2003                            570,637             -         0.00%                  -             0.00%
  2004                            195,630             -         0.00%                  -             0.00%
                            ---------------- ---------------- -------------  ----------------- -----------------
Total                         $ 9,378,128      $ 13,558         0.14%            $ 1,433             0.16%
                            ---------------- ----------------                -----------------

By geographic region (1):
  Northwest                   $ 2,031,879       $ 6,621         0.33%            $ 1,041             0.38%
  Southwest                     4,106,732         4,691         0.11%                152             0.12%
  Mid-North                     1,147,641            38         0.00%                158             0.02%
  Mid-South                       501,526         1,845         0.37%                 82             0.38%
  Northeast                       798,084            38         0.00%                  -             0.00%
  Southeast                       792,266           325         0.04%                  -             0.04%
                            ---------------- ---------------- -------------  ----------------- -----------------

Total                         $ 9,378,128      $ 13,558         0.14%            $ 1,433             0.16%
                            ---------------- ----------------                -----------------

By commodity:
  Crops                       $ 4,024,455          $ 93         0.00%               $ 82             0.00%
  Permanent plantings           2,414,354         8,868         0.37%              1,351             0.42%
  Livestock                     2,182,914         4,034         0.18%                  -             0.18%
  Part-time farm                  661,377           563         0.09%                  -             0.09%
  Other                            95,028             -         0.00%                  -             0.00%
                            ---------------- ---------------- -------------  ----------------- -----------------

Total                         $ 9,378,128      $ 13,558         0.14%            $ 1,433             0.16%
                            ---------------- ----------------                -----------------

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

AgVantage bonds are general obligations of the AgVantage Issuers and are secured by collateral in an amount ranging from 120 percent to 150 percent of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage bonds by evaluating and monitoring the financial condition of the issuers of the AgVantage bonds. Outstanding AgVantage bonds totaled $24.3 million as of December 31, 2004, and $25.2 million as of December 31, 2003.

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

     Credit Risk - Other Investments. The credit risk inherent in other investments held by Farmer Mac is mitigated by Farmer Mac's policies of investing in highly-rated instruments and establishing concentration limits, which reduce exposure to any one counterparty. Farmer Mac's policies limit the Corporation's total credit exposure, including uncollateralized credit exposure resulting from financial derivatives, to a single entity by limiting the dollar amount of investments with each individual entity to the greater of 25 percent of Farmer Mac's regulatory core capital or $25 million. That limitation excludes exposure to agencies of the U.S. government, GSEs and money market funds. Farmer Mac policy also requires each individual entity to be rated in one of the three highest rating categories of at least one NRSRO for investments with terms greater than 270 days and in one of the two highest rating categories for investments with terms of 270 days or less.

     As of December 31, 2004, Farmer Mac had investments in commercial paper, corporate debt securities, asset-backed securities, auction rate certificates, and preferred stock issued by thirty-six entities totaling $959.0 million. Farmer Mac's investments in eighteen of these entities each exceeded 10 percent of Farmer Mac's core capital (the cumulative balance of investments in such entities totaled $475.0 million), and investments in two of these entities each exceeded 15 percent of core capital. In addition, as of December 31, 2004, Farmer Mac held $237.0 million of securities issued by GSEs or agencies of the U.S. government and $290.4 million in three money market investment accounts. The maximum amount held in any one money market fund investment fund at any time during 2004 was approximately $609.5 million. As of December 31, 2004, 36.2 percent of Farmer Mac's investment portfolio, excluding GSE and agency investments, consisted of short-term highly liquid investments.


Liquidity and Capital Resources

     Farmer Mac has sufficient liquidity and capital resources to support its operations for the next twelve months and has a contingency funding plan to handle unanticipated disruptions in its access to the capital markets.

     Debt Issuance.  Section 8.6(e) of Farmer Mac's statutory charter (12 U.S.C.
section 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable amounts for business operations, including adequate liquidity. Farmer Mac funds its program purchases primarily by issuing debt obligations, consisting of discount notes and medium-term notes of various maturities, in the public capital markets. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs and guarantee and LTSPC payments.

     The Corporation's discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by a nationally recognized statistical rating organization and the interest and principal thereon are not guaranteed by, and do not constitute debts or obligations of, FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the FCS, but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation.


     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.5 billion was outstanding as of December 31, 2004), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with policies established by its board of directors.

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

     Though Farmer Mac's mortgage purchases do not currently necessitate daily debt issuance, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac's liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets during 2004. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities principally ranging from one day to approximately ninety days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. Subject to dollar amount, issuer concentration and credit quality limitations, the Corporation's board of directors has authorized non-program investments in:

     o    U.S. Treasury obligations;
     o    agency and instrumentality obligations;
     o    repurchase agreements;
     o    commercial paper;
     o    guaranteed investment contracts;
     o    certificates of deposit;
     o    federal funds and bankers acceptances;
     o    securities and debt obligations of corporate and municipal issuers;
     o    auction rate securities;
     o    mortgage-backed securities;
     o    asset-backed securities;
     o    corporate money market funds; and
     o    preferred stock of GSEs.

As of December 31, 2004, Farmer Mac was in compliance with the investment authorizations set forth in its investment guidelines.


     The following table presents Farmer Mac's five largest investments as of December 31, 2004:

                                                                          Security
                                                                           Credit                             Percent of
               Investment                         Issuer                   Rating         Investment         Core Capital
     -------------------------------   -----------------------------   ---------------  ---------------     ---------------
                                                             (dollars in thousands)
Nations Qualified Purchaser            Banc of America Securities          N/A *             $ 179,624               75.6%
     Funds
Preferred Stock                        CoBank, ACB                      not rated **            88,500 ***           37.2%

Preferred Stock                        AgFirst Farm Credit Bank         not rated **            88,035 ***           37.0%
Merrill Lynch Premier                  Merrill Lynch & Co., Inc.           N/A *                60,603               25.5%
     Institutional Fund
Federated Prime Value                  Federated Group Inc.                N/A *                50,136               21.1%
     Obligations Fund

* These money market funds are not rated, but invest in short-term, high quality money market securities and conform to Rule 2a-7 of the Investment Company Act of 1940.
** CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government- sponsored enterprise.
*** Investment balance does not include premiums paid or unrealized gains on the securities.

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

     Farmer Mac maintains a liquidity investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities with rates that adjust within one year, which can be drawn upon for liquidity needs. As of December 31, 2004, Farmer Mac's cash and cash equivalents and investment securities totaled $430.5 million and $1.1 billion, respectively, a combined 38.7 percent of total assets and 42.7 percent of total notes payable. In addition, as of December 31, 2004, Farmer Mac held a $712.7 million portfolio of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. Government. As of December 31, 2004, the aggregate of the Farmer Mac II Guaranteed Securities and the liquidity investment portfolio represented 29.7 percent of total assets and 32.8 percent of total notes payable. During 2004, exclusive of daily overnight discount note issuances the proceeds of which were invested overnight, the average discount note issuance term and re-funding frequency was approximately 58 days.

     The principal sources of funding for Farmer Mac's obligations under its guarantees and LTSPCs are:

     o    the ongoing fees received on its guarantees and commitments:
     o    net interest income received on loans and Guaranteed Securities; and
     o    the proceeds of debt issuance.

Farmer Mac satisfies its guarantee and purchase commitment obligations by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans. Farmer Mac's liquidity position and ready access to the debt markets also provide additional flexibility to meet liquidity needs that result from the uncertainty regarding the timing and amount of required purchases of loans underlying either Farmer Mac Guaranteed Securities or LTSPCs, should significantly more loans be required to be purchased than in prior periods.


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

     Certain enforcement powers are given to FCA depending upon Farmer Mac's compliance with the capital standards. See "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels." As of December 31, 2004 and 2003, Farmer Mac was classified as within "level I" (the highest compliance level). The following table sets forth Farmer Mac's minimum capital requirement as of December 31, 2004 and 2003 based on the fully phased-in requirements.

                                                       December 31, 2004                       December 31, 2003
                                             --------------------------------------  -----------------------------------
                                                                          Capital                            Capital
                                                Amount        Ratio       Required    Amount      Ratio      Required
                                             ----------   ------------ ------------  ---------   --------   ------------
                                                                      (dollars in thousands)
On-balance sheet assets as defined for
   determining statutory minimum capital     $3,793,547      2.75%      $104,323     $4,231,931     2.75%     $116,378
Outstanding balance of Farmer Mac
   Guaranteed Securities held by others
   and LTSPCs                                 3,233,274      0.75%        24,250      3,352,078     0.75%       25,141
Derivative and hedging obligations               47,793      0.75%           358         67,670     0.75%          508
                                                                      -------------                          ------------

Minimum capital level                                                      128,931                             142,026
Actual core capital                                                        237,733                             215,550
                                                                      -------------                          ------------

Capital surplus                                                           $108,802                             $73,524
                                                                      -------------                          ------------

     Based on the statutory minimum capital requirements, Farmer Mac's current capital surplus would support additional guarantee growth in amounts ranging from $3.9 billion of on-balance sheet guarantees to more than $14.5 billion of off-balance sheet guarantees and commitments. Furthermore, Farmer Mac could sell $1.5 billion of on-balance sheet non-program assets (cash and cash equivalents and investment securities) and $2.3 billion of on-balance sheet program assets in order to support further increases of on- and off-balance sheet program guarantees and commitments. Any transactions would be evaluated for compliance with risk-based capital requirements and to optimize Farmer Mac's return on equity and capital flexibility.

     Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2004 was $37.1 million and Farmer Mac's regulatory capital of $254.8 million exceeded that amount by approximately $217.7 million.

     Accordingly, in the opinion of management, Farmer Mac has sufficient capital and liquidity for the next twelve months.

     Contractual Obligations, Contingent Liabilities and Off-Balance Sheet Arrangements. The following table presents the amount and timing of Farmer Mac's known fixed and determinable contractual obligations by payment date as of December 31, 2004. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.

                                       One Year          One to         Three to       Over Five
                                       or Less         Three Years     Five Years        Years           Total
                                   ---------------  ----------------  ------------   ------------   --------------
                                                                   (in thousands)
Discount notes*                      $1,796,502               $ -           $ -            $ -       $1,796,502
Medium-term notes*                      956,766           315,760       440,529        213,839        1,926,894
Interest payments on fixed-rate
  medium-term notes                      22,697            27,210        15,697         13,823           79,427
Operating lease obligations**               569             1,176         1,225          1,227            4,197
Purchase obligations***                     497               347            65              -              909

* Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts. For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.
** Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac's minimum lease payments for office space.
*** Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. These agreements include agreements for the provision of internal audit services, consulting services, information technology support, equipment maintenance, and financial analysis software and services. The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked. The table does not include amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2004 and therefore do not represent enforceable and legally binding obligations. The table also does not include amounts due under the terms of employment agreements with members of senior management; nor does it include payments that are based on a varying outstanding loan volume (such as servicing fees), as those payments are not known fixed and determinable contractual obligations.

See the tables below in this section for information about Farmer Mac's commitments to purchase loans and Farmer Mac's contingent obligations under outstanding Farmer Mac I Guaranteed Securities and LTSPCs.

     Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2004 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above. Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

     In conducting its loan purchase activities, Farmer Mac enters into mandatory and optional delivery commitments to purchase agricultural mortgage loans and corresponding optional commitments to deliver Farmer Mac Guaranteed Securities. As of December 31, 2004 and 2003, Farmer Mac had no optional delivery commitments to purchase loans or deliver Farmer Mac Guaranteed Securities outstanding. In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy agricultural mortgage loans at an undetermined future date. The following table presents these significant commitments.


                                         As of  December 31,
                                 -----------------------------------
                                       2004               2003
                                 ----------------    ---------------
                                          (in thousands)
LTSPCs                           $ 2,295,103          $ 2,348,702
Mandatory commitments to
    purchase loans and
    USDA-guaranteed portions          13,048               11,226


Further information regarding commitments to purchase and sell agricultural mortgage loans is included in Note 12 to the consolidated financial statements.

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

     The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2004 and 2003:

                        Outstanding Balance of LTSPCs and
                Off-Balance Sheet Farmer Mac Guaranteed Securities
-----------------------------------------------------------------------------------
                                                        As of December 31,
                                                 ----------------------------------
                                                       2004              2003
                                                 -----------------  ---------------
                                                        (in thousands)
Farmer Mac I Post-1996 Act obligations:
    Farmer Mac I Guaranteed Securities                $ 882,282        $ 952,134
    LTSPCs                                            2,295,103        2,348,702
                                                 -----------------  ---------------
     Total Farmer Mac I Post-1996 Act obligations     3,177,385        3,300,836
Farmer Mac II Guaranteed Securities                      55,889           51,241
                                                 -----------------  ---------------

     Total Farmer Mac I and II                      $ 3,233,274      $ 3,352,077
                                                 -----------------  ---------------

     See Note 2(c), Note 2(e) and Note 5 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Note 2(o) and Note 12 to the consolidated financial statements for more information on LTSPCs.

Regulatory Matters

     Regulatory actions continue to affect Farmer Mac's business outlook. Both FCA and FCSIC have cautioned FCS institutions about doing business with GSEs, including Farmer Mac, and FCSIC has raised technical objections to FCS institutions' use of Farmer Mac Guaranteed Securities swaps.

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

     On August 6, 2004, FCA published a proposed regulation that, if adopted as proposed, could adversely affect Farmer Mac's business by establishing a new risk-weight allocation of capital applicable to Farmer Mac transactions with FCS institutions, a major segment of Farmer Mac's customer base. The proposed regulation would require FCS institutions to risk-weight assets on their books that are guaranteed by a GSE based on the financial strength rating of the GSE, as determined by an NRSRO. Under the proposed regulation: (a) the 20 percent risk-weight would apply to such assets only if the GSE guarantor had a AAA or AA rating from an NRSRO; (b) an A rating would result in a 50 percent risk-weight; and (c) a lower rating (or no rating) would result in a 100 percent risk-weight. Farmer Mac is currently unrated. Currently, all banking regulators and FCA accord a 20 percent risk-weight to assets backed by guarantees of GSEs such as Fannie Mae, Freddie Mac or Farmer Mac. The proposed regulation is subject to a 90-day public comment period and, as drafted, would have an effective date eighteen months after the final regulation is published.

     If the proposed regulation is adopted as a final rule in its current form and Farmer Mac does not receive a rating of at least AA within the period provided for in the proposed regulation, the benefit to an FCS institution of doing business with Farmer Mac would be diminished after the adoption of the regulation, and a significant portion of the current $2.9 billion of outstanding Farmer Mac I guarantees and commitments currently in place with FCS institutions might be subject to early termination. There can be no assurance that the regulation will not be adopted as a final rule in its current form, or in a modified form with substantially the same effect. Likewise, Farmer Mac currently is not rated, and there can be no assurance that Farmer Mac would receive a AAA or AA rating from an NRSRO. As set forth in prior disclosures, Farmer Mac disagrees with the proposed regulation as it would affect the Corporation, and has submitted a comment letter to FCA setting forth its position.


Other Matters

     New Accounting Standards. On January 1, 2003, Farmer Mac adopted the liability recognition provisions of the Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") which requires Farmer Mac to recognize, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee agreement and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. Subsequently, both the asset and the liability are measured and recorded at their fair value. In December of 2003, the SEC provided additional guidance on the "day two" accounting for these financial instruments. In accordance with this guidance, Farmer Mac has adopted the amortized cost model for day two accounting. This guidance was applied prospectively for guarantees and commitments recorded at December 31, 2003 and all guarantees and commitments issued or modified on or after January 1, 2004.

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Specifically, SOP 03-3 limits the yield that may be accreted and prohibits the "carry-over" of a valuation allowance for all impaired loans that are within the scope of SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Farmer Mac is evaluating the impact of SOP 03-3, and will adopt it when effective.

     In March 2004, the Emerging Issues Task Force ("EITF") amended EITF 03-1, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: (1) determine whether an investment is impaired; (2) evaluate whether the impairment is other-than-temporary; and (3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The guidance in EITF 03-1 is effective for reporting periods beginning after June 15, 2004, with the exception of certain sections, which have been deferred. Farmer Mac is evaluating the impact of the amendment and will adopt it when it is effective in full. In the interim, Farmer Mac continues to apply earlier authoritative accounting guidance, primarily Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for the measurement and recognition of other-than-temporary impairment of its debt and equity securities.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) is a revision of the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and its related implementation guidance. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Currently, as discussed in
Note 2(m), Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to APB 25 and has adopted the disclosure-only provisions of SFAS 123. The guidance in SFAS 123(R) is effective for reporting periods beginning after June 15, 2005. Farmer Mac is evaluating the impact of SFAS 123(R), and will adopt it when effective.



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

Item 8. Financial Statements



MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Farmer Mac is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of Farmer Mac's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external purposes in accordance with generally accepted accounting principles.

     Farmer Mac's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     With the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, the Corporation's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control--Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2004, the Corporation's internal control over financial reporting is effective based on those criteria.

     Farmer Mac's independent registered public accounting firm, Deloitte & Touche LLP, has audited management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004, as stated in their report, appearing below, which expresses unqualified opinions on management's assessment and on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004.

       /s/ Henry D. Edelman                /s/ Nancy E. Corsiglia
       Henry D. Edelman                     Nancy E. Corsiglia
       President and Chief Executive        Vice President -Finance and Chief
          Officer                              Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Federal Agricultural Mortgage Corporation
Washington, DC

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Federal Agricultural Mortgage Corporation and subsidiary ("Farmer Mac") maintained effective internal control over financial reporting as of December
31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Farmer Mac's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Farmer Mac's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Farmer Mac maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of Farmer Mac and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche, LLP

McLean, VA
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Federal Agricultural Mortgage Corporation
Washington, DC


We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiary ("Farmer Mac") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of Farmer Mac's internal control over financial reporting and an unqualified opinion on the effectiveness of Farmer Mac's internal control over financial reporting.


/s/ Delotte & Touche, LLP



McLean, Virginia
March 14, 2005

                       FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                ------------------------------------
                                                                      2004               2003
                                                                -----------------  -----------------
                                                                           (in thousands)
Assets:
   Cash and cash equivalents                                        $ 430,504          $ 623,674
   Investment securities                                            1,056,143          1,064,782
   Farmer Mac Guaranteed Securities                                 1,376,847          1,508,134
   Loans held for sale                                                 15,281             46,662
   Loans held for investment                                          871,988            942,929
    Allowance for loan losses                                          (4,395)            (5,967)
                                                                -----------------  -----------------
     Loans, net                                                       882,874            983,624
  Real estate owned, net of valuation allowance                         3,845             15,478
     of zero and $0.2 million
   Financial derivatives                                                1,499                961
   Interest receivable                                                 58,131             58,423
   Guarantee and commitment fees receivable                            19,871             16,885
   Deferred tax asset, net                                              6,518             10,891
   Prepaid expenses and other assets                                   10,585             16,798
                                                                -----------------  -----------------
     Total Assets                                                 $ 3,846,817        $ 4,299,650
                                                                -----------------  -----------------

Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
    Due within one year                                           $ 2,620,172        $ 2,799,384
    Due after one year                                                862,201          1,136,110
                                                                -----------------  -----------------
     Total notes payable                                            3,482,373          3,935,494

   Financial derivatives                                               47,793             67,670
   Accrued interest payable                                            25,511             26,342
   Guarantee and commitment obligation                                 16,869             14,144
   Accounts payable and accrued expenses                               26,690             29,574
   Reserve for losses                                                  10,729             13,172
                                                                -----------------  -----------------
     Total Liabilities                                              3,609,965          4,086,396
                                                                -----------------  -----------------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
   Preferred stock:
    Series A, stated at redemption/liquidation value,
     $50 per share, 700,000 shares authorized, issued
     and outstanding                                                   35,000             35,000
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 shares issued and outstanding                            1,031              1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding                                500                500
    Class C Non-Voting, $1 par value, no maximum authorization,
     10,291,041 and 10,522,513 shares issued and outstanding
     as of December 31, 2004 and 2003, respectively                    10,291             10,523
   Additional paid-in capital                                          87,777             88,652
   Accumulated other comprehensive income/(loss)                         (882)            (2,295)
   Retained earnings                                                  103,135             79,843
                                                                -----------------  -----------------
     Total Stockholders' Equity                                       236,852            213,254
                                                                -----------------  -----------------

     Total Liabilities and Stockholders' Equity                   $ 3,846,817        $ 4,299,650
                                                                -----------------  -----------------


                  See accompanying notes to consolidated financial statements.


                       FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For Year Ended December 31,
                                                            ------------------------------------------------
                                                                 2004             2003            2002
                                                            ---------------  ---------------  --------------
                                                               (in thousands, except per share amounts)
Interest income:
   Investments and cash equivalents                            $ 36,386         $ 35,287        $ 42,629
   Farmer Mac Guaranteed Securities                              66,222           73,692          89,736
   Loans                                                         51,386           52,580          39,505
                                                            ---------------  ---------------  --------------
    Total interest income                                       153,994          161,559         171,870

Interest expense                                                120,747          124,307         132,771
                                                            ---------------  ---------------  --------------
Net interest income                                              33,247           37,252          39,099
   Provision for loan losses                                     (1,589)          (6,524)         (1,340)
                                                            ---------------  ---------------  --------------
Net interest income after provision for loan losses              31,658           30,728          37,759
Guarantee and commitment fees                                    20,977           20,685          19,277
Gains/(losses) on financial derivatives and trading assets        2,846            2,357          (8,433)
Gain on sale of Farmer Mac Guaranteed Securities                    367                -               -
Gains on the repurchase of debt                                       -                -           1,368
Gains on the sale of real estate owned                              523              178              24
Representation and warranty claims income                         2,816                -               -
Other income                                                      1,495              812           1,332
                                                            ---------------  ---------------  --------------

    Total revenues                                               60,682           54,760          51,327
                                                            ---------------  ---------------  --------------

Expenses:
   Compensation and employee benefits                             7,036            6,121           5,142
   General and administrative                                     8,800            6,031           5,521
   Regulatory fees                                                2,141            2,005           1,172
   Real estate owned operating costs, net                           287              264              25
   Provision for losses                                          (2,001)             761           6,907
                                                            ---------------  ---------------  --------------
    Total operating expenses                                     16,263           15,182          18,767

                                                            ---------------  ---------------  --------------
Income before income taxes                                       44,419           39,578          32,560

Income tax expense                                               13,951           12,308           9,809
                                                            ------------------------------------------------
Net income                                                       30,468           27,270          22,751
Preferred stock dividends                                        (2,240)          (2,240)         (1,456)
                                                            ---------------  ---------------  --------------
Net income available to common stockholders                    $ 28,228         $ 25,030        $ 21,295
                                                            ---------------  ---------------  --------------

Earnings per common share:
    Basic earnings per common share                              $ 2.35           $ 2.13          $ 1.83
    Diluted earnings per common share                            $ 2.32           $ 2.08          $ 1.77
    Common stock dividends                                       $ 0.10              $ -             $ -

                   See accompanying notes to consolidated financial statements.



                                          FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                (in thousands)


                                               Common             Preferred                       Accumulated
                                               Stock                 Stock          Additional      Other
                                       ---------------------  --------------------   Paid-in    Comprehensive   Retained
                                         Shares      Amount    Shares     Amount      Capital    Income/(Loss)   Earnings    Total
                                       ---------   ---------  --------  ---------- ------------ --------------- ---------- ---------
Balance, January 1, 2002                11,564     $11,564       -         $ -       $ 80,960       $ 8,395     $ 33,518  $ 134,437
                                       ---------   ---------  --------  ---------- ------------ --------------- ---------- ---------
  Net Income                                                                                                      22,751     22,751
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $20.7 million                                                                    38,423                  38,423
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $25.4 million                                                                   (47,225)                (47,225)
                                                                                                                         ----------
  Total comprehensive income                                                                                                 13,949
  Exercise of stock options, including
    income tax benefit of $0.3 million      40          40                              903                                     943
  Issuance of class C common stock          34          34                              997                                   1,031
  Issuance of preferred stock                                    700      35,000       (333)                                 34,667
  Preferred stock dividends                                                                                      (1,456)     (1,456)
                                       ---------   ---------  --------  ---------- ------------ --------------- ---------- ---------
Balance, December 31, 2002              11,638     $11,638       700     $35,000   $ 82,527          $ (407)   $ 54,813   $ 183,571
                                       ---------   ---------  --------  ---------- ------------ --------------- ---------- ---------

  Net Income                                                                                                     27,270      27,270
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $10.3 million                                                                   (19,063)                (19,063)
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $9.2 million                                                                     17,175                  17,175
                                                                                                                         ----------
  Total comprehensive income                                                                                                 25,382
  Exercise of stock options, including
    income tax benefit of $2.8 million     422         422                            6,192                                   6,614
  Issuance of class C common stock          39          39                              947                                     986
  Repurchase and retirement of
   class C common stock                    (45)        (45)                          (1,014)                                 (1,059)
  Preferred stock dividends                                                                                      (2,240)     (2,240)
                                       ---------   ---------  --------  ---------- ------------ --------------- ---------- ---------
Balance, December 31, 2003              12,054     $12,054       700     $35,000   $ 88,652        $ (2,295)   $ 79,843   $ 213,254
                                       ---------   ---------  --------  ---------- ------------ --------------- ---------- ---------

  Net Income                                                                                                     30,468      30,468
  Change in unrealized gain/loss
    on securities available-for-sale,
    net of taxes of $5.2 million                                                                     (9,714)                 (9,714)
  Change in unrealized gain/loss
    on financial derivatives,
    net of taxes of $6.0 million                                                                     11,127                  11,127
                                                                                                                         ----------
  Total comprehensive income                                                                                                 31,881
  Exercise of stock options, including
    income tax benefit of $0.2 million      65          65                            1,227                                   1,292
  Issuance of class C common stock           2           2                               88                                      90
  Repurchase and retirement of
   class C common stock                   (299)       (299)                          (2,190)                     (3,753)     (6,242)
  Preferred stock dividends                                                                                      (2,240)     (2,240)
  Common stock dividends                                                                                         (1,183)     (1,183)
                                       ---------   ---------  --------  ---------- ------------ --------------- ---------- ---------
Balance, December 31, 2004              11,822     $11,822       700     $35,000   $ 87,777          $ (882)  $ 103,135   $ 236,852
                                       ---------   ---------  --------  ---------- ------------ --------------- ---------- ---------

                                  See accompanying notes to consolidated financial statements.



                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                          2004              2003               2002
                                                                    -----------------  ----------------  -----------------
Cash flows from operating activities:                                                   (in thousands)
   Net income                                                           $ 30,468          $ 27,270           $ 22,751
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                  2,564              (834)               743
    Amortization of debt premiums, discounts and issuance costs           30,687            34,844             46,859
    Proceeds from repayment of trading investment securities               4,617             7,184             34,029
    Purchase of held for sale loans                                      (70,524)          (90,504)           (39,268)
    Proceeds from repayment of held for sale loans                        11,194            14,393              2,767
    Proceeds from sale of held for sale loans                             89,162            70,229             46,913
    Net change in fair value of trading securities and derivatives          (954)           (2,479)             4,359
    Amortization of settled financial derivatives contracts                1,206             1,596              1,111
    Gain on the repurchase of debt                                             -                 -               (889)
    Gain on sale of Farmer Mac Guaranteed Securities                        (367)                -                  -
    Gain on sale of real estate owned                                       (523)             (178)               (24)
    Total provision for losses                                              (412)            7,285              8,247
    Deferred income taxes                                                  2,371              (221)            (2,959)
    Decrease/(increase) in interest receivable                               292             6,853             (9,023)
    (Increase)/decrease in guarantee and
     commitment fees receivable                                           (2,986)          (10,947)                66
    (Increase)/decrease in other assets                                    4,846           (31,897)           (11,028)
    (Decrease)/increase in accrued interest payable                         (831)           (3,414)             3,398
    (Decrease)/increase in other liabilities                             (13,195)           23,436              6,756
                                                                   -----------------  ----------------  -----------------
     Net cash provided by operating activities                            87,615            52,616            114,808
                                                                   -----------------  ----------------  -----------------

Cash flows from investing activities:
   Purchases of available-for-sale investment securities                (598,858)         (959,081)          (179,146)
   Purchases of Farmer Mac II Guaranteed Securities and
     AgVantage bonds                                                    (225,591)         (299,079)          (200,583)
   Purchases of loans                                                    (46,664)         (157,715)          (755,060)
   Proceeds from repayment of investment securities                      615,555           719,262            331,880
   Proceeds from repayment of Farmer Mac Guaranteed Securities           257,374           363,718            242,748
   Proceeds from repayment of loans                                      145,536           137,431             64,401
   Proceeds from sale of loans and
    Farmer Mac Guaranteed Securities                                      53,361             8,025                769
   Proceeds from sale of real estate owned                                12,482             9,984              4,802
                                                                   -----------------  ----------------  -----------------
    Net cash provided by/(used in) investing activities                  213,195          (177,455)          (490,189)
                                                                   -----------------  ----------------  -----------------

Cash flows from financing activities:
   Proceeds from issuance of discount notes                           58,532,700        73,025,686         58,967,290
   Proceeds from issuance of medium-term notes                           675,782           354,027            303,017
   Payments to redeem discount notes                                 (59,414,100)      (73,235,160)       (58,433,613)
   Payments to redeem medium-term notes                                 (278,760)         (122,140)          (205,476)
   Settlement of financial derivatives                                    (1,319)           (2,001)            (5,053)
   Net proceeds from preferred stock issuance                                  -                 -             34,667
   Proceeds from common stock issuance                                     1,382             6,541              1,974
   Purchases of common stock                                              (6,242)                -                  -
   Cash dividends paid                                                    (3,423)           (2,240)            (1,456)
                                                                   -----------------  ----------------  -----------------
    Net cash provided by/(used in) financing activities                 (493,980)           24,713            661,350
                                                                   -----------------  ----------------  -----------------
   Net (decrease)/increase in cash and cash equivalents                 (193,170)         (100,126)           285,969

   Cash and cash equivalents at beginning of period                      623,674           723,800            437,831
                                                                   -----------------  ----------------  -----------------
   Cash and cash equivalents at end of period                          $ 430,504         $ 623,674          $ 723,800
                                                                   -----------------  ----------------  -----------------

    See accompanying notes to consolidated financial statements.


            FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 and 2002


1. ORGANIZATION

     The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. sections 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the "Act"). Farmer Mac is a stockholder-owned instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners. The Farmer Mac secondary market for agricultural mortgage loans accomplishes that mission by providing liquidity and lending capacity to agricultural mortgage lenders by:

     o purchasing newly originated and pre-existing ("seasoned") eligible mortgage loans directly from lenders;
     o exchanging newly issued agricultural mortgage-backed securities guaranteed by Farmer Mac ("Farmer Mac Guaranteed Securities") for newly originated and seasoned eligible mortgage loans that back those securities in "swap" transactions;
     o issuing long-term standby purchase commitments ("LTSPCs") for newly originated and seasoned eligible mortgage loans; and
     o purchasing and guaranteeing mortgage-backed bonds secured by eligible mortgage loans, which are referred to as AgVantage bonds.

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

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac's underwriting, appraisal, documentation and other specified standards. Under the Farmer Mac II program, Farmer Mac purchases the guaranteed portions of loans guaranteed by the United States Department of Agriculture (the "USDA-guaranteed portions") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. sections 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions purchased by Farmer Mac.

As of December 31, 2004, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $5.5 billion. Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac's two principal sources of revenue are:

     o fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
     o net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans and investments.

Farmer Mac funds its program purchases primarily by issuing debt obligations of various maturities. As of December 31, 2004, Farmer Mac had outstanding $1.8 billion of discount notes and $1.7 billion of medium-term notes. During 2004, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages to farmers, ranchers and rural homeowners that it purchases from lenders. To the extent the proceeds of the debt issuances exceed Farmer Mac's need to fund program assets, those proceeds are invested in high quality non-program liquid assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, and valuation of Farmer Mac Guaranteed Securities) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

(a)   Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Securities Corporation, whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission. All inter-company balances and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2004, 2003 and 2002.

                                                               2004          2003          2002
                                                           ------------ ------------- -------------
                                                                       (in thousands)
Cash paid during the year for:
     Interest                                               $ 71,016      $ 60,745      $ 63,750
     Income taxes                                              9,000        11,000        12,600
Non-cash activity:
     Real estate owned acquired through foreclosure            5,339        19,868         7,632
     Loans acquired and securitized as Farmer Mac
        Guaranteed Securities                                103,150        78,254        47,682
     Loans previously under LTSPCs exchanged for
        Farmer Mac Guaranteed Securities                           -       722,315             -

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

Farmer Mac generally receives compensation (yield maintenance payments) when loans with yield maintenance provisions underlying Farmer Mac Guaranteed Securities prepay. These payments mitigate Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the loans not prepaid. Yield maintenance payments are recognized as interest income in the consolidated statements of operations upon receipt.

(d)   Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. The net unamortized purchase premiums as of December 31, 2004 and 2003 were $9.4 million and $13.3 million, respectively. Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or market using the aggregate method.

(e)   Securitization of Loans

Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred loans. The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third party investors. Farmer Mac may either retain the securities issued by the trusts or sell the securities issued by the trusts to third party investors.

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

Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), which became effective for transfers of financial assets after March 31, 2001, expanded the requirements for "qualifying special purposes entities." The trust vehicles used in loan securitization transactions after March 31, 2001, in which Farmer Mac retains all the Farmer Mac Guaranteed Securities issued by the trust, do not meet the "qualifying special purpose entity" requirements of SFAS
140. Accordingly, Farmer Mac accounts for the Farmer Mac Guaranteed Securities it retains in these transactions as loans in its consolidated balance sheets and the guarantee fees earned on those assets are recorded as interest income in the consolidated statements of operations. The Farmer Mac Guaranteed Securities securitized prior to April 1, 2001 that Farmer Mac retained, have been recorded in Farmer Mac's consolidated financial statements as Farmer Mac Guaranteed Securities and are classified and accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115").

Transfers of agricultural mortgage loans into trusts in which Farmer Mac surrenders control over the financial assets and receives compensation other than beneficial interests in the underlying loans are recorded as sales under SFAS 140. The carrying amount of the assets that are transferred in these transactions is allocated between the assets sold and the interests retained, if any, based on the relative fair values of each at the date of the transfer. A gain or loss is included in income for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. In 2004 Farmer Mac realized $0.4 million gain on sale of loans accounted for as sales under SFAS 140. In 2003 and 2002, Farmer Mac did not realize any gains or losses upon the sale of loans accounted for as sales under SFAS 140.

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

(f)   Nonaccrual Loans

Nonaccrual loans are loans for which it is probable that Farmer Mac will be unable to collect all amounts due according to the contractual terms of the loan agreement and include all loans 90 days or more past due. When a loan becomes 90 days past due, interest accrual on the loan is discontinued and interest previously accrued is reversed against interest income in the current period. The interest on such loans is accounted for on the cash basis until a loan qualifies for return to accrual status. Loans are returned to accrual status when all the principal and interest payments contractually due are collected and loans meet certain performance criteria.

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

Farmer Mac recognizes contracts and commitments as financial derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133").

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

Cash flow hedges are accounted for by recording the fair value of the financial derivative as either a freestanding asset or a freestanding liability on the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in accumulated other comprehensive income/(loss) within stockholders' equity, net of tax. Amounts are reclassified from accumulated other comprehensive income/(loss) to interest income or expense in the consolidated statements of operations in the period the hedged transaction affects earnings. Any ineffective portion of the change in fair value of the financial derivative is reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. If it becomes probable that a hedged forecasted transaction will not occur, any amounts included in accumulated other comprehensive income related to the specific hedging relationship are reclassified from accumulated other comprehensive income/(loss) to the consolidated statements of operations and reported as gains or losses on financial derivatives and trading assets.

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

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and is reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.


Farmer Mac estimates probable losses using a systematic process that begins with management's evaluation of the results of its proprietary loan pool simulation and guarantee fee model (the "Model"). The Model draws upon historical information from a data set of agricultural mortgage loans recorded over a longer period of time than Farmer Mac's own experience to date, screened to include only those loans with credit characteristics similar to those on which Farmer Mac has assumed credit risk. The results generated by the Model are modified by the application of management's judgment, as required to take key factors into account, including:

     o    economic conditions;
     o geographic and agricultural commodity/product concentrations in Farmer Mac's portfolio;
     o    the credit profile of Farmer Mac's portfolio;
     o    delinquency trends of Farmer Mac's portfolio;
     o Farmer Mac's experience in the management and sale of real estate owned; and
     o    historical   charge-off  and  recovery   activities  of  Farmer  Mac's
          portfolio.

Management believes that its use of this methodology produces a reliable estimate of total probable losses, as of the balance sheet date, for all loans included in Farmer Mac's portfolio, including loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

Farmer Mac also specifically analyzes certain assets in its portfolio for impairment. This analysis measures impairment based on the fair value of the underlying collateral for each individual loan relative to the total recorded investment, including principal, interest and advances under SFAS 114. In the event that the updated appraisal or management's estimate of discounted collateral value does not support the total recorded investment, Farmer Mac specifically allocates an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.

For this analysis and the allocation of specific allowances, Farmer Mac reviews:


     o non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan - and real estate owned);
     o loans for which Farmer Mac had adjusted the timing of borrowers' payment schedules, but still expects to collect all amounts due and has not made economic concessions; and
     o additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

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

When certain criteria are met, such as the default of the borrower, Farmer Mac may, in its sole discretion, repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. These purchases are recorded in the consolidated financial statements at their fair value. Fair value is determined by appraisal or management's estimate of discounted collateral value.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. As of December 31, 2004, Farmer Mac had experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.


(k)   Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share is based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share ("EPS") for the years ended December 31, 2004, 2003 and 2002.

                                      2004                               2003                              2002
                        ---------------------------------  ---------------------------------  ---------------------------------
                                     Dilutive                           Dilutive                           Dilutive
                                      stock    Diluted                   stock    Diluted                   stock    Diluted
                         Basic EPS   options     EPS        Basic EPS   options     EPS        Basic EPS   options     EPS
                       ---------------------------------  ---------------------------------  ---------------------------------
                                                      (in thousands, except per share amounts)
Net income available to  $ 28,228             $ 28,228        $ 25,030            $ 25,030      $ 21,295             $ 21,295
  common stockholders
Weighted-average           12,036       143     12,179          11,742      307     12,049        11,613       437     12,050
 shares
Earnings per
 common share              $ 2.35               $ 2.32          $ 2.13              $ 2.08        $ 1.83               $ 1.77

(l)   Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(m)   Stock-Based Compensation

Farmer Mac accounts for its stock-based employee compensation plans, which are described more fully in Note 9, using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS 123"). Accordingly, no compensation expense was recognized in 2004, 2003 and 2002 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following table:

                                         For the Year Ended December 31,
                                     ----------------------------------------
                                        2004          2003          2002
                                     ------------ ------------- -------------
                                     (in thousands, except per share amounts)
Net income available to common
  stockholders, as reported             $ 28,228      $ 25,030      $ 21,295
Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes           15           304           617
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of tax              (1,647)       (2,833)       (2,990)
                                     ------------ ------------- -------------
Pro forma net income available to
  common stockholders                   $ 26,596      $ 22,501      $ 18,922
                                     ------------ ------------- -------------

Earnings per share:
  Basic - as reported                     $ 2.35        $ 2.13        $ 1.83
  Basic - pro forma                         2.21          1.92          1.63

  Diluted - as reported                   $ 2.32        $ 2.08        $ 1.77
  Diluted - pro forma                       2.18          1.87          1.57


The  underlying  assumptions to these fair value  calculations  are presented in
Note 9.

(n) Comprehensive Income/(Loss)

Comprehensive income/(loss) represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income available to common stockholders, unrealized gains and losses on securities available-for-sale and the effective portion of the unrealized gains and losses on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related taxes. Comprehensive income is reported in the consolidated statements of changes in stockholders' equity. The following table presents Farmer Mac's accumulated other comprehensive income/(loss) as of December 31, 2004, 2003 and 2002.

                                                                     As of December 31,
                                                             ---------------------------------------
                                                               2004          2003         2002
                                                             ------------ ------------- ------------
                                                                        (in thousands)
Available-for-sale securities:
   Unrealized gains                                           $ 51,759      $ 66,551     $ 95,897
   Impact of realized gains
      and included in net income                                  (153)            -          (19)
   Tax effect                                                  (18,062)      (23,293)     (33,557)
                                                             ------------ ------------- ------------

Net change from available-for-sale securities                   33,544        43,258       62,321
                                                             ------------ ------------- ------------

Cash flow hedging instruments:
   Unrealized losses                                           (55,694)      (71,747)     (97,524)
   Amortization of losses on forward sale contracts
      into interest expense                                      1,563         1,665        1,019
   Impact of realized losses related to de-designated
      cash flow hedges                                           1,168             -            -
   Tax effect                                                   18,537        24,529       33,777
                                                             ------------ ------------- ------------

Net change from cash flow hedging instruments                  (34,426)      (45,553)     (62,728)
                                                             ------------ ------------- ------------

Accumulated other comprehensive income/(loss), net of tax       $ (882)     $ (2,295)      $ (407)
                                                             ------------ ------------- ------------

(o) Long-Term Standby Purchase Commitments ("LTSPCs")

Farmer Mac accounts for its LTSPC commitment fees in accordance with provisions of FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with FIN 45, commitment fee income represents a reduction of the commitment obligation based on amortization using the actual prepayment experience on the underlying loans, which Farmer Mac refers to as the Declining Unpaid Principal Balance Method. See Note 2(j) for Farmer Mac's policy for estimating probable losses for LTSPCs.


(p)   New Accounting Standards

On January 1, 2003, Farmer Mac adopted the liability recognition provisions of the Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which requires Farmer Mac to recognize, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee agreement and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. In December 2003, the SEC provided additional guidance on the "day two" accounting for these financial instruments. In accordance with this guidance, Farmer Mac has adopted the amortized cost model for day two accounting effective January 1, 2004.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Specifically, SOP 03-3 limits the yield that may be accreted and prohibits the "carry-over" of a valuation allowance for all impaired loans that are within the scope of SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Farmer Mac is evaluating the impact of SOP 03-3, and will adopt it when effective.

In March 2004, the Emerging Issues Task Force ("EITF") amended EITF 03-1, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to:
(1) determine whether an investment is impaired; (2) evaluate whether the impairment is other-than-temporary; and (3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The guidance in EITF 03-1 is effective for reporting periods beginning after June 15, 2004, with the exception of certain sections, which have been deferred. Farmer Mac is evaluating the impact of the amendment and will adopt it when it is effective in full. In the interim, Farmer Mac continues to apply earlier authoritative accounting guidance, primarily SFAS 115 and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for the measurement and recognition of other-than-temporary impairment of its debt and equity securities.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) is a revision of the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and its related implementation guidance. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Currently, as discussed in
Note 2(m), Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to APB 25 and has adopted the disclosure-only provisions of SFAS 123. The guidance in SFAS 123(R) is effective for reporting periods beginning after June 15, 2005. Farmer Mac is evaluating the impact of SFAS 123(R), and will adopt it when effective.


(q)   Reclassifications

Certain reclassifications of prior year information were made to conform to the 2004 presentation.

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

During 2004, Farmer Mac purchased newly originated and current seasoned eligible loans from 37 entities (the top ten institutions generated 82.5 percent of the purchase volume), placed loans under LTSPCs with 18 entities and conducted Farmer Mac II transactions with 133 entities operating throughout the United States. During 2003, Farmer Mac purchased newly originated and current seasoned eligible loans from 48 entities (the top ten institutions generated 80.8 percent of the purchase volume), placed loans under LTSPCs with 11 entities and conducted Farmer Mac II transactions with 150 entities operating throughout the United States.

All related party transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party.

Long-Term Standby Purchase Commitments with Related Parties:

For all of the LTSPC transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac's board of directors being affiliated with the entity in some capacity. Farmer Mac 2004 and 2003 LTSPC activity with related parties is presented below:

                                                       For the Year Ended December 31,
                                               -------------------------------------------------
                                                         2004                2003
                                               ---------------------- --------------------------
                                                           Aggregate                Aggregate
                                               Number of   Principal    Number of   Principal
                                                 Loans      Balance       Loans      Balance
                                               ----------- ----------- ------------ -----------
                                                            (dollars in thousands)

  New extensions:
    AgFirst Farm Credit Bank                      338      $ 95,528       1,016    $ 172,489
    AgStar Financial Services, ACA                 35        11,573       2,347      194,205
    Farm Credit Bank of Texas                     294        67,530         295       47,361
    Farm Credit West, ACA or its affiliates        87        89,569         287      174,336


                                                            As of December 31,
                                              ------------------------------------------------
                                                        2004                  2003
                                              ---------------------- --------------------------
                                                           Aggregate                Aggregate
                                               Number of   Principal    Number of   Principal
                                                 Loans      Balance       Loans      Balance
                                              ----------- ----------- ------------ -----------
                                                           (dollars in thousands)
  Aggregate LTSPCs outstanding:
    AgFirst Farm Credit Bank                    3,548     $ 517,406       3,843    $ 545,895
    AgStar Financial Services, ACA              3,214       237,155       3,570      265,560
    Farm Credit Bank of Texas                     532        96,995         275       40,768
    Farm Credit West, ACA or its affiliate        215       172,230         157      106,234


                                                  For the Year Ended December 31,
                                                 2004          2003           2002
                                             ------------  -------------  ------------
                                                          (in thousands)
Commitment fees earned:
  AgFirst Farm Credit Bank                     $ 2,428        $ 2,077       $ 1,300
  AgStar Financial Services, ACA                 1,112            879           486
  Farm Credit Bank of Texas                        423             89             -
  Farm Credit West, ACA or its affiliates        1,046          1,947         2,800

As of December 31, 2004 and 2003, Farmer Mac had the following commitment fees receivable from related parties:

                                             As of December 31,
                                              2004        2003
                                          -----------  ----------
                                              (in thousands)
AgFirst Farm Credit Bank                   $ 401       $ 380
AgStar Financial Services, ACA                88         100
Farm Credit Bank of Texas                     44          18
Farm Credit West, ACA or its affiliates       71          41


Zions First National Bank or its affiliates:

The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates ("Zions"), which is Farmer Mac's largest holder of Class A voting common stock and a major holder of Class C non-voting common stock, during 2004 and 2003:

                                              For the Year Ended December 31,
                                       -------------------------------------------------
                                                 2004                  2003
                                       ---------------------- --------------------------
                                                    Aggregate                Aggregate
                                        Number of   Principal    Number of   Principal
                                          Loans      Balance       Loans      Balance
                                       ----------- ----------- ------------ -----------
                                                    (dollars in thousands)
Purchases:
  Loans                                    75       $ 34,403        148      $ 74,496
  USDA guaranteed portions                 27          6,545          6         1,694
Sales of Farmer Mac Guaranteed Securities             64,458                   75,834

The purchases of loans from Zions under the Farmer Mac I program represented approximately 33.0 percent and 38.7 percent of Farmer Mac I loan purchase volume for the years ended December 31, 2004 and 2003, respectively. The purchases of USDA-guaranteed portions under the Farmer Mac II program from Zions represented approximately 3.8 percent and 0.6 percent of that program's volume for the years ended December 31, 2004 and 2003, respectively.


The following fees were paid or received by Farmer Mac with respect to transactions with Zions:

                                                       For the Year Ended December 31,
                                                    2004           2003           2002
                                                -------------  ------------   ------------
                                                             (in thousands)
  Guarantee fees earned                           $ 2,996       $ 1,399        $ 1,000
  Servicing expense paid                            1,501         1,345          1,200
  Debt issuance fees paid to agent                      -           226             43
  Underwriting and loan file review fees paid          18            48             51
  Commissions paid to dealer on debt issuance          31            18             89

Debt issuance fees were paid to Zions for acting as agent with respect to approximately $154.7 million and $28.3 million of Farmer Mac medium-term notes issued during 2003 and 2002, respectively. Zions did not act as agent for any Farmer Mac medium-term notes during 2004. Commissions were paid to Zions for acting as dealer with respect to approximately $512.0 million, $189.0 million and $738.7 million par value of Farmer Mac discount notes during 2004, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, Farmer Mac had net interest payable to Zions or its affiliates of approximately $4.2 million and $6.2 million, respectively.

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional principal amount of approximately $262.0 million and $307.6 million as of December 31, 2004 and 2003, respectively.


AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank ("AgFirst"), resulting from a member of Farmer Mac's board of directors also being a member of AgFirst's board of directors and AgFirst being a major holder of Farmer Mac Class B voting common stock. Farmer Mac also owned $88.0 million of AgFirst preferred stock as of December 31, 2004 and 2003.

Farmer Mac purchased 1 loan for $1.2 million from AgFirst in 2004, compared to the purchase of 4 loans for $0.9 million in 2003. For 2004, 2003 and 2002, Farmer Mac paid AgFirst fees for participating in Farmer Mac's programs as a central servicer in the amount of $0.4 million, $0.1 million and $0.1 million, respectively.

As of December 31, 2004 and 2003, the outstanding balance of issued Farmer Mac Guaranteed Securities backed by rural housing loans for which Farmer Mac is second-loss guarantor for the last 10 percent of each security to AgFirst was $717.0 million and $741.5 million, respectively.

During second quarter 2004, Farmer Mac sold Farmer Mac I Guaranteed Securities to AgFirst in the amount of $26.9 million at a gain of $0.4 million.

Other Related Party Transactions:

For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac's board of directors being affiliated with the entity in some capacity.

During  2003,  Farm Credit West,  ACA  converted a $722.3  million  LTSPC into a
Farmer Mac I Guaranteed Security. As of December 31, 2004 and 2003, the outstanding balance of that Farmer Mac Guaranteed Security was $585.2 million and $680.2 million, respectively.

The following is a summary of purchases of loans and USDA-guaranteed portions from other related parties during 2004 and 2003:

                                               For the Year Ended December 31,
                                       -------------------------------------------------
                                                2004                    2003
                                       ---------------------- --------------------------
                                                    Aggregate                Aggregate
                                        Number of   Principal    Number of   Principal
                                          Loans      Balance       Loans      Balance
                                       ----------- ----------- ------------ -----------
                                                    (dollars in thousands)
Purchases:
  Loans:
      First Dakota National Bank          15        $ 3,532         - *        $ - *
  USDA-guaranteed portions:
      Bath State Bank                     43          6,894        37         8,691
      First Dakota National Bank          12          2,081         - *          - *

* Farmer Mac did conduct business with First Dakota National Bank during 2003, though that institution was not a related party during 2003.

Farmer Mac earned the following guarantee fees with respect to transactions with other related parties:

                                                  For the Year Ended December 31,
                                                    2004        2003       2002
                                                -----------  ----------  --------
                                                            (in thousands)
    Farm Credit West, ACA or its affiliates       $ 2,799     $ 1,706       $ -
    Bath State Bank                                    52          45        50
    First Dakota National Bank                        188           - *       - *

* Farmer Mac did conduct business with First Dakota National Bank during 2003 and 2002, though that institution was not a related party during 2003 or 2002.

4. INVESTMENT SECURITIES

Farmer Mac's investment portfolio is comprised of the following:

                        As of December 31,
                        2004        2003
                    ------------  ------------
                         (in thousands)
Held-to-maturity       $ 10,604      $ 10,604
Available-for-sale    1,035,695     1,039,673
Trading                   9,844        14,505
                    ------------  ------------
                    $ 1,056,143   $ 1,064,782
                    ------------  ------------

The amortized cost and estimated fair values of investments as of December 31, 2004 and 2003 were as follows. Fair value was estimated based on quoted market prices.

                                                    2004                                               2003
                              ---------------------------------------------------- -------------------------------------------------
                                Amortized    Unrealized   Unrealized                 Amortized   Unrealized    Unrealized
                                  Cost          Gain         Loss       Fair Value     Cost         Gain          Loss    Fair Value
                              ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------
                                                                           (in thousands)
Held-to-maturity:
   Cash investment in
    fixed rate guaranteed
    investment contract         $ 10,604       $ 282         $ -      $ 10,886      $ 10,604       $ 342         $ -      $ 10,946
                              ------------- ----------- ----------- --------------------------- ----------- ----------- ------------
    Total held-to-maturity      $ 10,604       $ 282         $ -      $ 10,886      $ 10,604       $ 342         $ -      $ 10,946
                              ------------- ----------- ----------- --------------------------- ----------- ----------- ------------

Available-for-sale:
   Floating rate
    asset-backed securities    $ 113,394       $ 403         $ -     $ 113,797      $ 78,817       $ 682         $ -      $ 79,499
   Floating rate corporate
    debt securities              372,272         398         (68)      372,602       370,145         573        (100)      370,618
   Floating rate auction
    rate certificates             99,998           2           -       100,000             -           -           -             -
   Fixed rate preferred
    stock                        185,257      14,798           -       200,055       186,253      12,196           -       198,449
   Fixed rate
    commercial paper              22,122           -           -        22,122       120,452           -           -       120,452
   Floating rate
    municipal bonds                    -           -           -             -         2,820           -           -         2,820
   Floating rate mortgage-
    backed securities            226,526         598          (5)      227,119       268,522         198        (885)      267,835
                              ------------- ----------- ----------- --------------------------- ----------- ----------- ------------
    Total available-for-sale   $1,019,569    $ 16,199       $ (73)   $1,035,695   $ 1,027,009    $ 13,649      $ (985)  $ 1,039,673
                              ------------- ----------- ----------- --------------------------- ----------- ----------- ------------

Trading:
   Adjustable rate mortgage-
    backed securities             $ 9,679       $ 165         $ -       $ 9,844      $ 14,296       $ 209         $ -      $ 14,505
                             ------------- ----------- ----------- --------------------------- ----------- ----------- -------------
    Total trading                 $ 9,679       $ 165         $ -       $ 9,844      $ 14,296       $ 209         $ -      $ 14,505
                             ------------- ----------- ----------- --------------------------- ----------- ----------- -------------

During 2004, Farmer Mac received proceeds of $121.1 million from the sale of securities from its available-for-sale portfolio, resulting in gross realized gains of approximately $153,000. Farmer Mac did not sell any securities from its available-for-sale portfolio during 2003.

As of December 31, 2004 and 2003 there were no unrealized losses on Farmer Mac's held-to-maturity or trading securities. As of December 31, 2004 and 2003, unrealized losses on available-for-sale securities were as follows:

                                              As of December 31,
                           ------------------------------------------------------------
                                      2004                           2003
                           -----------------------------  -----------------------------
                               Available-for-Sale             Available-for-Sale
                                  Securities                     Securities
                           -----------------------------  -----------------------------
                                            Unrealized                      Unrealized
                            Fair Value         Loss         Fair Value         Loss
                           -------------   -------------  --------------- --------------
                                                    (in thousands)
Unrealized loss position
 for less than 12 months     $ 100,070         $ (73)       $ 258,893         $ (961)
Unrealized loss position
 for more than 12 months             -             -           10,171            (24)
                           -------------   -------------  -------------   -------------
Total                        $ 100,070         $ (73)       $ 269,064         $ (985)
                           -------------   -------------  -------------   -------------


The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2004 and 2003. All investment securities in unrealized loss position are at least "A" rated and have not experienced any decline in credit rating during 2004 or 2003. The unrealized losses were on 12 and 20 individual investment securities as of December 31, 2004 and 2003, respectively.

As of December 31, 2004, Farmer Mac owned one held-to-maturity investment that matures in 2006, with an amortized cost of $10.6 million, a fair value of $10.9 million, and a yield of 6.15 percent. As of December 31, 2004, Farmer Mac owned trading investment securities that mature after 10 years with an amortized cost of $9.7 million, a fair value of $9.8 million, and a weighted average yield of
3.38 percent. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2004 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

                                   As of December 31, 2004
                          --------------------------------------
                                Available-for-Sale Securities
                          --------------------------------------
                           Amortized
                              Cost        Fair Value     Yield
                          ------------ --------------- -----------
                                   (dollars in thousands)
Due within one year         $ 173,616     $ 173,724     2.50%
Due after one year
   through five years         220,779       221,001     2.52%
Due after five years
   through ten years           93,362        99,642     7.76%
Due after ten years           531,812       541,328     3.68%
                          ------------ -------------- ------------
   Total                   $1,019,569   $ 1,035,695     3.60%
                          ------------ -------------- ------------

5. FARMER MAC GUARANTEED SECURITIES

As of December 31, 2004 and 2003, Farmer Mac on-balance sheet Guaranteed Securities included the following:

                                                           As of December 31,
                   --------------------------------------------------------------------------------------------------
                                        2004                                               2003
                   ------------------------------------------------- ------------------------------------------------
                      Held-to-        Available-                         Held-to-       Available-
                      Maturity        for-Sale           Total           Maturity        for-Sale          Total
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------
Farmer Mac I         $ 42,911        $ 620,501         $ 663,412         $ 49,901       $ 779,560        $ 829,461
Farmer Mac II         713,435                -           713,435          678,673              -           678,673
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------
   Total             $ 756,346       $ 620,501         $1,376,847       $ 728,574       $ 779,560       $ 1,508,134
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------

The following table sets forth the amortized cost, unrealized gains and losses and estimated fair values of the Farmer Mac Guaranteed Securities as of December 31, 2004 and 2003.

                                                             As of December 31,
                   --------------------------------------------------------------------------------------------------
                                        2004                                               2003
                   ------------------------------------------------- ------------------------------------------------
                      Held-to-        Available-                         Held-to-       Available-
                      Maturity        for-Sale           Total           Maturity        for-Sale          Total
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------
                                                             (in thousands)
 Amortized Cost     $ 756,346      $ 585,021          $1,341,367        $ 728,574        $ 725,674       $ 1,454,248
 Unrealized gains      12,225         35,660              47,885           14,434           53,886            68,320
 Unrealized losses    (2,038)           (180)             (2,218)               -               -                 -
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------
  Fair value        $ 766,533      $ 620,501          $1,387,034        $ 743,008        $ 779,560       $ 1,522,568
                   -------------- ----------------- ---------------- ---------------- --------------- ---------------

As of December 31, 2004, the securities in unrealized loss positions had been in loss positions for less than 12 months. These temporary unrealized losses are principally due to changes in interest rates from the date of acquisition to December 31, 2004.

Of the total Farmer Mac Guaranteed Securities held by Farmer Mac as of December 31, 2004, $999.5 million are fixed-rate or have floating rates that reset after one year.

The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of December 31, 2004.

                                              December 31, 2004
                                             -------------------
                                            (dollars in thousands)

Fair value of beneficial interests retained
    in Farmer Mac Guaranteed Securities         $ 1,387,034

Weighted-average remaining life (in years)              4.9

Weighted-average prepayment speed (annual rate)         9.2%
    Effect on fair value of a 10% adverse change     $ (638)
    Effect on fair value of a 20% adverse change   $ (1,225)

Weighted-average discount rate                          4.9%
    Effect on fair value of a 10% adverse change   $ (18,154)
    Effect on fair value of a 20% adverse change   $ (36,258)

These sensitivities are hypothetical. Changes in fair value based on a 10 percent variation in individual assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In fact, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might amplify or counteract the sensitivities.

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

                                 Outstanding Principal      90-Day
                                       Amount          Delinquencies (1)         Net Credit Losses
                              ----------------------  ---------------------  -------------------------------
                                          As of December 31,                 For the Year Ended December 31,
                              ---------------------------------------------  -------------------------------
                                 2004        2003         2004       2003      2004        2003       2002
                              ----------- ----------   --------- ----------  --------    --------- ---------
                                                              (in thousands)
On-balance sheet assets:
   Farmer Mac I:
    Loans                      $ 876,866     $ 976,280  $ 24,800  $ 28,496   $ 3,161     $ 3,219    $ 3,728
    Guaranteed Securities        626,952       777,134         -         -         4         440        368
   Farmer Mac II:
    Guaranteed Securities        712,653       678,229         -         -         -           -          -
                              -----------  ------------  -------- ---------  --------    --------   --------
     Total on-balance sheet  $ 2,216,471   $ 2,431,643  $ 24,800  $ 28,496   $ 3,165     $ 3,659    $ 4,096
                              -----------  ------------  -------- ---------  --------    --------   --------


Off-balance sheet assets:
   Farmer Mac I:
    LTSPCs                   $ 2,295,103   $ 2,348,703      $ 483  $ 1,560    $ -        $ -        $ -
    Guaranteed Securities        882,282       952,134        -       -         -          -          -
   Farmer Mac II:
    Guaranteed Securities         55,889        51,241        -       -         -          -          -
                             -----------  ------------  -------- ---------  --------    --------   --------
     Total off-balance sheet  $3,233,274   $ 3,352,078     $ 483   $ 1,560     $ -       $ -        $ -
                             -----------  ------------  -------- ---------  --------    --------   --------
     Total                   $ 5,449,745   $ 5,783,721  $ 25,283  $ 30,056  $ 3,165     $ 3,659    $ 4,096
                             -----------  ------------  -------- ---------  --------    --------   --------

(1) Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy (excluding loans performing under either their original loan terms or a court-approved bankruptcy plan). 90-day delinquencies do not include delinquencies on Farmer Mac II Guaranteed Securities because the guaranteed portion of loans underlying these securities are obligations backed by the full faith and credit of the United States.

6. FINANCIAL DERIVATIVES

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain. Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts. Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements. Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac's exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements. As of December 31, 2004 and 2003, Farmer Mac's credit exposure, excluding netting arrangements, was $1.5 million and $1.0 million, respectively; however, including netting arrangements, Farmer Mac had no net receivables. Conversely, financial derivatives in a net payable position required Farmer Mac to pledge securities as collateral of approximately $3.2 million and $16.9 million as of December 31, 2004 and 2003, respectively.

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

Fair Value Hedges:

Farmer Mac uses interest rate swaps primarily to offset the change in value of certain fixed rate investments and liabilities caused by movements in the benchmark interest rate (LIBOR). In calculating the effective portion of the fair value hedges under SFAS 133, the change in fair value of the financial derivative is recognized currently in earnings, as is the change in the value of the hedged items attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statement of operations as a gain or loss on financial derivatives and trading assets. Fair value hedge ineffectiveness for each of the years ended December 31, 2004 and 2003 was not significant.

The following table summarizes information related to Farmer Mac's financial derivatives in fair value hedge relationships as of December 31, 2004:



                                                                                                                Weighted-
                                                                                    Weighted-     Weighted-      Average
                                                               Fair Value            Average       Average      Remaining
                                          Notional    ----------------------------     Pay         Receive         Life
                                          Amount         Asset       (Liability)       Rate          Rate       (in Years)
                                       -------------  ------------  -------------- ------------- ------------- -------------
                                                                        (dollars in thousands)
Medium-term notes:
    Pay variable interest rate swaps      $ 105,000        $ -        $ (2,212)        3.37%         3.76%          4.31

                                       -------------  ------------  -------------- ------------- -------------
       Total fair value hedges            $ 105,000        $ -        $ (2,212)        3.37%         3.76%
                                       -------------  ------------  -------------- ------------- -------------

Cash Flow Hedges:

Interest Rate Swaps: Farmer Mac uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. With respect to the variable rate liabilities (discount notes or medium-term notes) on its consolidated balance sheet, Farmer Mac uses interest rate swaps to hedge the risk of changes in the benchmark rate (LIBOR). With respect to the hedging of the forecasted issuance of discount notes or medium-term notes, Farmer Mac utilizes interest rate swaps with a longer maturity than the underlying liabilities. The use of interest rate swap contracts with longer maturities than the underlying liabilities allows Farmer Mac to hedge both the risk of changes in the benchmark rate (LIBOR) on existing liabilities and the replacement of such liabilities upon maturity. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS 133. Farmer Mac expects to hedge the forecasted issuance of liabilities over a period that ranges from a minimum of 1 year to a maximum of 15 years.

Farmer Mac measures the ineffectiveness of cash flow hedges in accordance with SFAS 133 and reports this amount, if any, as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. The ineffectiveness for each of the years ended December 31, 2004 and 2003 was not significant.

Basis Swaps:
Farmer Mac uses basis swaps to create comparable asset-liability positions. Specifically, Farmer Mac uses basis swaps to hedge combined asset-liability positions in which an asset and a liability with variable cash flows have different interest rate bases. Basis swaps are used to convert the interest rate index of the asset to the same index as the variable rate liability or vice versa. These swaps are treated as effective hedge relationships if the index of one leg of the swap is the same as the index of the identified asset and the index of the other leg of the swap is the same as the index of the identified liability. Farmer Mac measures ineffectiveness for basis swaps in accordance with SFAS 133 and reports this amount as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. The ineffectiveness for each of the years ended December 31, 2004 and 2003 was not significant.

A significant proportion of Farmer Mac's outstanding basis swaps are with a related party. See Note 3 for additional information on these related party transactions.

Forward Sale Agreements and Future Contracts:
Farmer Mac uses forward sale contracts involving government-sponsored enterprise debt instruments and mortgage backed securities and futures contracts involving U.S. Treasury securities to reduce the variability of future changes in interest rates on forecasted issuances of liabilities. Farmer Mac measures ineffectiveness in accordance with the provisions of SFAS 133. The ineffectiveness for each of the years ended December 31, 2004 and 2003 was not significant. The effective portion of the change in fair value of these contracts is recorded in accumulated other comprehensive income/(loss), net of tax. The amounts recorded in accumulated other comprehensive income/(loss) will be recognized in the statements of operations as the hedged transactions affect earnings.

The following table summarizes information related to financial derivatives in cash flow hedging relationships, as of December 31, 2004:



                                                                                                                           Weighted-
                                                                                 Weighted-     Weighted-     Weighted-      Average
                                                           Fair Value             Average       Average       Average      Remaining
                                        Notional    --------------------------     Pay          Receive       Forward         Life
                                        Amount         Asset      (Liability)      Rate          Rate          Price      (in Years)
                                    --------------- ------------  ------------  ------------  ------------  ------------ -----------
                                                                       (dollars in thousands)
Discount notes or medium-term notes:
    Pay fixed interest rate swaps      $ 610,324        $ 891      $(44,277)        5.76%         2.16%           -          6.93
    Agency forwards                       20,005          127             -             -             -        1.01
Loans or Farmer Mac Guaranteed
  Securities and discount notes:
    Basis swaps                          261,985            -          (780)        4.38%         2.31%           -         10.82
                                    --------------- ------------  ------------  ------------  ------------
       Total cash flow hedges          $ 892,314      $ 1,018      $(45,057)        5.35%         2.20%
                                    --------------- ------------  ------------  ------------  ------------


As of December 31, 2004, Farmer Mac had approximately $34.4 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or issuance of discount notes or medium-term notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

During the next 12 months, Farmer Mac expects to reclassify approximately $6.7 million of the net after-tax unrealized losses included in accumulated other comprehensive income/(loss) as of December 31, 2004.

Other Financial Derivatives:

Farmer Mac employs certain hedging strategies that do not meet the hedge accounting criteria in SFAS 133. These financial derivatives are recorded on the balance sheet at fair value and the related changes in fair value are recognized in the consolidated statements of operations as gains or losses on financial derivatives and trading assets.

The following table summarizes information related to Farmer Mac's other financial derivatives as of December 31, 2004:



                                                                                                                           Weighted-
                                                                                        Weighted-    Weighted-  Weighted-   Average
                                                                   Fair Value            Average      Average    Average   Remaining
                                                Notional    --------------------------    Pay         Receive    Forward     Life
                                                Amount         Asset      (Liability)     Rate         Rate       Price   (in Years)
                                              ------------- ------------  ------------ ------------ ----------- ---------- ---------
                                                                              (dollars in thousands)

    Pay fixed callable interest rate swaps      $ 29,152       $ 112        $ (123)       4.65%        2.08%                   6.41
    Pay variable callable interest rate swaps    100,000           -          (272)       6.70%        4.40%                   9.51
    Basis swaps                                  389,679         355          (129)       2.46%        2.12%                   0.65
    Agency forwards                                6,920          14             -                                 1.05

                                              -----------  ----------    ------------  ----------- ------------
       Total other financial derivatives       $ 525,751       $ 481        $ (524)       3.40%        2.56%
                                              -----------  ----------    ------------  ----------- ------------

For the years ended December 31, 2004, 2003 and 2002, Farmer Mac reported $2.8 million of gains, $2.4 million of gains, and $8.4 million of losses, respectively, on financial derivatives that do not receive hedge accounting treatment and trading assets in the consolidated statements of operations.


7. NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of one year or less, whereas medium-term notes have maturities of one to 15 years.

The following table sets forth information related to Farmer Mac's borrowings for 2004 and 2003:

                                         2004                                                2003
                 ----------------------------------------------------- ---------------------------------------------------
                                            Average                                              Average
                  Outstanding as of   Outstanding During    Maximum     Outstanding as of   Outstanding During   Maximum
                  December 31, 2004         the Year       Outstanding   December 31, 2003        the Year      Outstanding
                 ------------------- ---------------------  at Any     ------------------- -------------------   at Any
                    Amount     Rate      Amount    Rate    Month End     Amount    Rate      Amount     Rate    Month End
                 ------------ ------ ------------ -------- ----------- ---------- -------- ---------- -------- ------------
                                                          (dollars in thousands)
Due within one
  year:
  Discount notes  $1,791,932   2.15%   $2,050,934  1.35%   $2,459,160  $2,645,624  1.04%   $2,702,188   1.21%  $2,781,377
  Current portion
   of medium-
   term notes        828,240   3.01%                                      153,760  4.57%
                 ------------ -------                                  ---------- -------
                   2,620,172   2.42%                                    2,799,384  1.23%

Due after one
  year:
  Medium-term
   notes due in:
   2006              182,850    4.51%
   2007               84,292    4.51%
   2008              212,288    2.78%
   2009              205,747    5.57%
   2010                    -       -
   Thereafter        177,024    6.51%
                 ---------------------
                     862,201    4.75%
                 ---------------------
   Total          $3,482,373    3.00%
                 ---------------------

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes the maturities, amounts and costs for Farmer Mac callable debt by call period as of December 31, 2004.

                         Callable Debt as of
                          December 31, 2004
               -----------------------------------------
                 Maturity       Amount          Rate
               ------------ --------------  ------------
                       (dollars in thousands)
Callable in:
   2005         2006-2013      $ 67,807         3.87%
                            --------------  ------------
                               $ 67,807         3.87%
                            --------------  ------------

The following schedule summarizes the earliest repricing date of total borrowings outstanding as of December 31, 2004, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

                    Earliest Repricing Date of
                      Borrowings Outstanding
                   -----------------------------
                                      Weighted-
                                       Average
                      Amount            Rate
                   ---------------   -----------
                      (dollars in thousands)

Debt repricing in:
2005                 $ 2,687,699         2.46%
2006                     166,723         4.75%
2007                      84,292         4.51%
2008                     187,288         2.64%
2009                     195,747         5.65%
2010                           -             -
Thereafter               160,624         6.60%
                   ---------------   -----------
     Total           $ 3,482,373         3.00%
                   ---------------   -----------

During 2004 and 2003, Farmer Mac called $125.0 million and $83.7 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes Farmer Mac to borrow, in extreme circumstances, up to $1.5 billion from the U.S. Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the U.S. Treasury based on the then current cost of funds to the United States. The charter requires the debt to be repaid within a reasonable time. As of December 31, 2004, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.


Gains and Losses on the Repurchase of Outstanding Debt

During 2002, Farmer Mac recognized $1.4 million of net gains on the repurchases of $103.7 million of outstanding Farmer Mac debt. All of the repurchases were from outstanding Farmer Mac debt that had a maturity date of October 14, 2011 and an interest rate of 5.4 percent. Those debt securities were replaced with new fixed-rate funding to the same maturity date at lower effective interest rates.

8. ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover probable estimated principal and interest losses on all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned. No allowance for losses has been provided for Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or for Farmer Mac II Guaranteed Securities. See
Note 2(e), Note 2(j), Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities. Farmer Mac's allowance for losses is presented in four components on its consolidated balance sheet:

     o    an "Allowance for loan losses" on loans held for investment;
     o a valuation allowance on real estate owned, which is included in the balance sheet under "Real estate owned, net of valuation allowance";
     o a "Contingent obligation for probable losses" on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs entered into or modified after January 1, 2003, for which inherent losses existed at the time of the guarantee or commitment and could be reasonably estimated, is included in the balance sheet as a portion of the amount reported as "Guarantee and commitment obligation"; and
     o an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under "Reserve for losses."

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and is reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced and expected costs of liquidation.


The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2004:


                                   -------------------------------------------------------------------------
                                                                                Contingent
                                     Allowance         REO                      Obligation        Total
                                     for Loan       Valuation      Reserve     for Probable     Allowance
                                      Losses        Allowance     for Losses      Losses        for Losses
                                  -------------- -------------- ------------- --------------  -------------
                                                                (in thousands)

Balances as of January 1, 2002        $ 1,352            $ -      $ 14,532            $ -       $ 15,884
                                  -------------- -------------- ------------- --------------  -------------
     Provision for losses               1,340              -         6,907              -          8,247
     Net allocation of
       allowance                        3,221          1,308        (4,529)             -              -
     Net charge-offs                   (3,251)          (716)         (153)             -         (4,120)
                                  -------------- -------------- ------------- --------------  -------------

Balances as of December 31, 2002      $ 2,662          $ 592      $ 16,757            $ -       $ 20,011
                                  -------------- -------------- ------------- --------------  -------------
     Provision for losses               6,524          1,230        (3,145)         2,676          7,285
     Net charge-offs                   (3,219)        (1,584)         (440)             -         (5,243)
                                  -------------- -------------- ------------- --------------  -------------

Balances as of December 31, 2003      $ 5,967          $ 238      $ 13,172        $ 2,676       $ 22,053
                                  -------------- -------------- ------------- --------------  -------------
     Provision for losses               1,589          1,137        (2,439)          (699)          (412)
     Net charge-offs                   (3,161)        (1,375)           (4)             -         (4,540)
                                  -------------- -------------- ------------- --------------  -------------
Balances as of December 31, 2004      $ 4,395            $ -      $ 10,729        $ 1,977       $ 17,101
                                  -------------- -------------- ------------- --------------  -------------

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I program are underwritten for conformance to Farmer Mac's underwriting and appraisal standards and Farmer Mac believes the ultimate credit risk is substantially the same. Accordingly, management establishes allowances for loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities collectively.

The following table presents Farmer Mac's reserve for losses for all post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs on a pro rata basis as of December 31, 2004 and 2003.

                    Reserve for Losses on LTSPCs and Post-1996 Act
                         Farmer Mac I Guaranteed Securities
-------------------------------------------------------------------------------------------------
                                                              December 31,       December 31,
                                                                  2004               2003
                                                            -----------------   ----------------
                                                                       (in thousands)
    On-balance sheet Farmer Mac I Guaranteed Securities         $ 1,973             $ 2,861
    Off-balance sheet Farmer Mac I Guaranteed Securities          1,004               1,070
    LTSPCs                                                        7,752               9,241
                                                            -----------------   ----------------
     Total reserve for losses                                  $ 10,729            $ 13,172
                                                            -----------------   ----------------

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

A portion of the allowance for losses is specifically allocated to impaired loans when the fair value of the collateral, less the estimated selling cost, is less than the cost basis in the loan. For this analysis and the allocation of specific reserves as of December 31, 2004 and 2003, Farmer Mac reviewed:

     o    non-performing assets;
     o loans for which Farmer Mac had adjusted the timing of borrowers' payment schedules within the past three years, but still expects to collect all amounts due and has not made economic concessions; and
     o additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.


The balance of impaired loans, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired loans as of December 31, 2004 and 2003 are summarized in the following table:

                                                    December 31, 2004                       December 31, 2003
                                        --------------------------------------- ------------------------------------------
                                                        Specific         Net                     Specific        Net
                                            Balance     Allowance      Balance       Balance     Allowance      Balance
                                        -------------- ----------- ------------  -------------- ------------ -------------
                                           (in thousands)
Assets specifically reviewed
   for impairment:
      Specific allowance for losses        $ 12,871    $ (1,433)      $ 11,438       $ 18,213      $ (3,762)     $ 14,451
      No specific allowance for losses      126,660           -        126,660        154,487             -       154,487
                                        -------------- -----------  -----------   ------------ ------------- -------------
           Total                          $ 139,531    $ (1,433)     $ 138,098      $ 172,700      $ (3,762)    $ 168,938
                                        -------------- -----------  -----------   ------------ ------------- -------------

Farmer Mac recognized interest income of approximately $3.0 million and $1.7 million on impaired loans during the years ended December 31, 2004 and 2003, respectively. During 2004 and 2003, Farmer Mac's average investment in impaired loans was $63.5 million and $68.5 million, respectively.

In accordance with the terms of all applicable trust agreements, Farmer Mac acquires all loans that collateralize Farmer Mac Guarantee Securities that become and remain 90 days or more past due on the next subsequent loan payment date. In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are 120 days delinquent upon the request of the counterparty. During 2004, Farmer Mac purchased 30 defaulted loans having a principal balance of $12.8 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs. During 2003, Farmer Mac made 81 such purchases for a total of $55.6 million. The following table presents Farmer Mac's purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

                                              For the Year Ended
                                                 December 31,
                                         ------------------------------
                                              2004            2003
                                         --------------  --------------
                                                (in thousands)
Defaulted loans purchased underlying
    off-balance sheet Farmer Mac I
    Guaranteed Securities                    $ 2,186        $ 16,276
Defaulted loans underlying
    on-balance sheet Farmer Mac I
    Guaranteed Securities transferred
    to loans                                   8,305          35,100
Defaulted loans purchased
    underlying LTSPCs                          2,292           4,266
                                         --------------  --------------

Total                                       $ 12,783        $ 55,642
                                         --------------  --------------

Concentrations of Credit Risk

The following table sets forth the geographic and commodity diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2004 and 2003:

                                     As of December 31,
                              ---------------------------------
                                   2004              2003
                              ---------------   ---------------
                              (in thousands)
By geographic region (1):
     Northwest                     $ 951,859       $ 1,066,399
     Southwest                     2,147,272         2,307,812
     Mid-North                       597,130           677,755
     Mid-South                       290,046           257,664
     Northeast                       379,502           397,231
     Southeast                       276,399           313,171
                              ---------------   ---------------
       Total                     $ 4,642,208       $ 5,020,032
                              ---------------   ---------------

By commodity:
     Crops                       $ 2,033,146       $ 2,228,506
     Livestock                     1,052,585         1,355,070
     Permanent plantings           1,234,311         1,025,245
     Part-time farm                  295,470           374,057
     Other                            26,696            37,154
                              ---------------   ---------------
       Total                     $ 4,642,208       $ 5,020,032
                              ---------------   ---------------

By original loan-to-value ratio:
        0.00% to 40.00%          $ 1,145,909       $ 1,300,869
       40.01% to 50.00%              978,057         1,082,540
       50.01% to 60.00%            1,352,612         1,404,260
       60.01% to 70.00%            1,049,547         1,107,888
       70.01% to 80.00%              103,343           109,848
       80.01% to 90.00%               12,740            14,627
                              ---------------   ---------------
       Total                     $ 4,642,208       $ 5,020,032
                              ---------------   ---------------

(1) Geographic regions: Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO,
     WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); Southeast (AL, AR, FL, GA, LA, MS, SC).

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

9. STOCKHOLDERS' EQUITY

Common Stock

Farmer Mac has three classes of common stock outstanding:

     o Class A voting common stock, which may be held only by banks, insurance companies and other financial institutions or similar entities that are not institutions of the Farm Credit System. By Federal statute, no holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock;
     o Class B voting common stock, which may be held only by institutions of the Farm Credit System. There are no restrictions on the maximum holdings of Class B voting common stock; and
     o    Class C non-voting common stock, which has no ownership restrictions.



On October 7, 2004, Farmer Mac's board of directors declared a quarterly dividend on the Corporation's three classes of common stock. The quarterly dividend of $0.10 per common share was paid on December 31, 2004 to common stockholders of record as of December 15, 2004. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

On August 4, 2004, Farmer Mac established a program to repurchase up to 10 percent of the Corporation's outstanding Class C non-voting common stock. The authority for this stock repurchase program expires in August 2006. During 2004, Farmer Mac repurchased 299,248 shares of its Class C non-voting common stock at an average price of $20.82 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

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


Stock Option Plan

In 1997, Farmer Mac adopted a new stock option plan for directors, officers and other employees to acquire shares of Class C non-voting common stock. Under the plan, stock options awarded under the plan vest annually in thirds. Prior to January 2004, the first third vested upon grant; since January 2004, the first third vests one year after the date of grant. If not exercised, any options granted under the 1997 plan will expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, will expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the 1997 plan, 2,567,201 have been issued, net of cancellations. Options granted under the 1997 plan during 2004 have exercise prices ranging from $19.86 to $22.11 per share. For all stock options granted under Farmer Mac's plan, the exercise price is equal to the closing price of the Class C common stock on or immediately preceding the date of grant.

The following table summarizes stock option activity for 2004 and 2003:

                                                2004                            2003
                                     ------------------------------  --------------------------
                                                      Weighted-                     Weighted-
                                                       Average                       Average
                                                       Exercise                      Exercise
                                        Shares          Price           Shares        Price
                                     -------------  ---------------  -------------  -----------
Outstanding, beginning of year          1,575,980          $ 22.92      1,637,111      $ 19.45
Granted                                   341,984            20.49        366,104        22.67
Exercised                                 (65,208)           17.15       (422,236)        9.14
Canceled                                  (40,534)           22.79         (4,999)       28.07
                                     -------------  ---------------  -------------  -----------
Outstanding, end of year                1,812,222          $ 22.67      1,575,980      $ 22.92
                                     -------------  ---------------  -------------  -----------

Options exercisable at year end         1,352,648                       1,247,658
                                     -------------                   -------------

The cancellations of stock options during 2004 and 2003 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors' or employees' departures from Farmer Mac or vested options terminating unexercised on their expiration date. For 2004 and 2003 the additional paid in capital received from the exercise of stock options was $1.1 million and $3.4 million, respectively. During 2004 and 2003 the reduction of income tax paid as a result of the deduction for the exercise of stock options was $0.2 million and $2.8 million, respectively.

The following table summarizes information regarding options outstanding as of December 31, 2004:

                                                Options
                     Options Outstanding        Exercisable
                ------------------------------ --------------
                                  Weighted-
                                   Average
                                  Remaining
    Exercise      Number of      Contractual     Number of
      Price         Shares          Life          Shares
  ------------- -------------- --------------- --------------

     $ 11.83         57,312    2.5 years            57,312
       12.67          1,200    3.7 years             1,200
       15.13        272,074    4.9 years           272,074
       16.38         15,656    5.7 years            15,656
       18.13          3,000    5.8 years             3,000
       18.25          2,400    2.8 years             2,400
       19.38         15,500    4.7 years            15,500
       19.86        218,984    9.6 years                 -
       20.00         77,586    3.4 years            77,586
       20.01          5,000    9.7 years                 -
       20.32         26,000    9.7 years                 -
       21.19          3,000    5.9 years             3,000
       22.08        137,064    4.4 years           137,064
       22.11         90,000    4.4 years                 -
       22.38          2,000    6.0 years             2,000
       22.40        339,104    7.2 years           226,069
       22.94          1,500    4.6 years             1,500
       26.20          2,000    6.1 years             2,000
       26.25         12,000    7.7 years            12,000
       26.68         19,666    8.8 years            13,111
       26.92            500    6.3 years               500
       27.75          3,000    6.0 years             3,000
       29.10        242,257    6.1 years           242,257
       29.56          1,000    7.7 years             1,000
       31.02          4,627    6.5 years             4,627
       31.20          6,750    6.7 years             6,750
       31.24        250,042    5.0 years           250,042
       31.50          1,500    6.4 years             1,500
       34.90          1,000    6.7 years             1,000
       45.06            500    7.3 years               500
                --------------                 --------------
                  1,812,222                      1,352,648
                --------------                 --------------


The weighted-average fair values of options granted in 2004, 2003 and 2002 were $7.34, $10.68 and $13.50, respectively, which under the fair value-based method of accounting for stock-based compensation cost would have reduced net income available to common stockholders by $1.6 million, $2.5 million and $2.4 million for 2004, 2003 and 2002, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

                                   2004        2003         2002
                                -----------  ----------   ----------
Risk-free interest rate             4.3%        2.9%         5.2%
Expected years until exercise    7 years     5 years      5 years
Expected stock volatility          46.0%       47.8%        40.0%
Dividend yield                      0.0%        0.0%         0.0%

Restricted Stock

In addition to stock options, the Corporation, by authorization of the board of directors, issued restricted stock to employees during 2003 and 2002. Restricted stock entitles participants to all the rights of a stockholder, except that some of the shares awarded are subject to forfeiture if the participant is not employed by Farmer Mac at the end of the restriction period and other shares are not subject to forfeiture but may not be disposed of by the participant during the restriction period. The vesting or restriction period is usually one to two years. The value of restricted stock granted to employees is amortized over the vesting period. Farmer Mac granted no restricted stock shares during 2004. Farmer Mac granted 37,045 shares and 32,338 shares of restricted stock during 2003 and 2002, respectively, resulting in compensation expense of $0.8 million and $0.9 million during the respective years.


Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:

     o Minimum capital - Farmer Mac's minimum capital level is an amount of core capital (stockholders equity less accumulated other comprehensive income) equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus
          0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:
          o the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
          o instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
          o    other off-balance sheet obligations of Farmer Mac.
     o Critical capital - Farmer Mac's critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
     o Risk-based capital - The Act directs the Farm Credit Administration ("FCA") to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac, if so indicated by the risk-based capital stress test.


Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

As of December 31, 2004, Farmer Mac's minimum and critical capital requirements were $128.9 million and $64.5 million, respectively, and its actual core capital level was $237.7 million, $108.8 million above the minimum capital requirement and $173.2 million above the critical capital requirement. As of December 31, 2003, Farmer Mac's minimum and critical capital requirements were $142.0 million and $71.0 million, respectively, and its actual core capital level was $215.5 million, $73.5 million above the minimum capital requirement and $144.5 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2004 was $37.1 million and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $254.8 million exceeded that amount by approximately $217.7 million. Farmer Mac's risk-based capital requirement as of December 31, 2003 was $38.8 million and Farmer Mac's regulatory capital of $237.6 million exceeded that amount by approximately $198.8 million.

10. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows:

               2004           2003           2002
          -------------  -------------  -------------
                      (in thousands)
Current     $ 11,580       $ 12,529       $ 12,768
Deferred       2,371           (221)        (2,959)
          -------------  -------------  -------------
            $ 13,951       $ 12,308        $ 9,809
          -------------  -------------  -------------

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                       2004        2003         2002
                                    ----------- -----------  -----------
                                        (dollars in thousands)
Tax expense at statutory rate        $ 15,547    $ 13,852     $ 11,396
Effect of non-taxable
   dividend income                     (1,694)     (1,694)      (1,596)
Other                                      98         150            9
                                    ----------- -----------  -----------

Income tax expense                   $ 13,951    $ 12,308      $ 9,809
                                    ----------- -----------  -----------

Statutory tax rate                      35.0%       35.0%        35.0%
Effective tax rate                      31.4%       31.1%        30.1%


The components of the deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

                                                        2004         2003
                                                    ------------ ------------
                                                        (in thousands)
Deferred tax assets:
   Allowance for losses                               $ 5,985      $ 8,216
   Unrealized loss on financial derivatives
    designated as cash flow hedges                     18,537       24,529
   Other                                                   58        1,439
                                                    ------------ ------------
    Total deferred tax assets                          24,580       34,184

Deferred tax liability:
   Unrealized gain on available-for-sale securities    18,062       23,293
                                                    ------------ ------------
    Total deferred tax liability                       18,062       23,293
                                                    ------------ ------------
Net deferred tax asset                                $ 6,518      $10,891
                                                    ------------ ------------

A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. No valuation allowance was considered necessary as of December 31, 2004 and 2003.

11. EMPLOYEE BENEFITS

On December 28, 1989, Farmer Mac adopted a defined contribution retirement plan for all of its employees. Through 2001, Farmer Mac contributed 13.2 percent of the lesser of an individual's gross salary or $170,000, plus 5.7 percent of the difference between (1) the lesser of the gross salary or $170,000 and (2) the Social Security Taxable Wage Base. The Economic Growth and Tax Relief Reconciliation Act of 2001 increased the $170,000 limit to $200,000 in 2002, to be adjusted from time to time for inflation. Employees are fully vested after having been employed for three years. Expense for this plan for the years ended December 31, 2004, 2003 and 2002 was $537,000, $464,000 and $384,000,
respectively.

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

                                             For the Year Ended December 31,
                                        ---------------------------------------------
                                          2004           2003            2002
                                        -------------  -------------  ---------------
                                                      (in thousands)

Proceeds from new securitizations        $ 103,150       $ 78,254         $ 47,682
Guarantee fees received                      1,428          1,988              775
Purchases of assets from the trusts          2,186         16,276           17,386
Servicing advances                              23            503            1,235
Repayments of servicing advances                34            107            1,134

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2004 and 2003, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

       Outstanding Balance of Off-Balance Sheet
           Farmer Mac Guaranteed Securities
---------------------------------------------------------------------------
                                                 As of December 31,
                                         ----------------------------------
                                                2004              2003
                                         -----------------  ---------------
                                                  (in thousands)
Farmer Mac I Guaranteed Securities:
   Post-1996 Act                              $ 882,282        $ 952,134
   Pre-1996 Act                                       -                -
                                          -----------------  ---------------
     Total Farmer Mac I                         882,282          952,134
Farmer Mac II Guaranteed Securities              55,889           51,241
                                          -----------------  ---------------

     Total Farmer Mac I and II                $ 938,171      $ 1,003,375
                                          -----------------  ---------------


If Farmer Mac repurchases a loan that is collateral for a Farmer Mac I Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan, and in the event of a default, would have access to the underlying collateral. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans.

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

As of December 31, 2004, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 15.9 years. As of December 31, 2004 and 2003, the portion of the allowance for losses attributable to off-balance sheet Farmer Mac Guaranteed Securities was $3.0 million and $3.7 million, respectively. These amounts include a portion of the reserve for losses and the contingent obligation for probable losses. For additional detail on Farmer Mac's methodology for determining the allowance for losses, see Note 2(j) and Note 8.

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



Farmer Mac generally purchases loans subject to an LTSPC at:

     o    par  plus   accrued   interest   (if  the  loans  become  four  months
          delinquent);
     o a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard Farmer Mac loan products); or
     o either a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not four months delinquent).

As of December 31, 2004 and 2003, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.3 billion.

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

As of December 31, 2004, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.5 years. The portion of the reserve for losses that was attributable to LTSPCs was $7.8 million and $9.2 million as of December 31, 2004 and 2003, respectively. For additional detail on Farmer Mac's methodology for determining the reserve for losses, see Note 2(j) and Note 8.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2004 and 2003, commitments to purchase Farmer Mac I and II loans totaled $13.0 million and $11.2 million, respectively, all of which were mandatory commitments. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either: (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio. There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2004 and 2003. Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government sponsored enterprise debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac's office space for each of the years ended December 31, 2004, 2003 and 2002 was $0.6 million, $0.5 million and $0.5 million, respectively. The future minimum lease payments under Farmer Mac's non-cancelable lease for its office space and other contractual obligations are as follows:

                                                     Other
                              Future Minimum      Contractual
                              Lease Payments      Obligations
                            ------------------  ---------------
                                       (in thousands)

                2005               $ 560            $ 497
                2006                 574              187
                2007                 588              160
                2008                 603               65
                2009                 618                -
          Thereafter               1,228                -
                            ------------------  ---------------
               Total             $ 4,171            $ 909
                            ------------------  ---------------

Other contractual obligations in the table above include minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. These agreements include agreements for the provision of internal audit services, consulting services, information technology support, equipment maintenance, and financial analysis software and services. The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.



13. FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2004 and 2003. Significant estimates, assumptions and present value calculations are used for the following disclosure, resulting in a high degree of subjectivity in the indicated fair values. Accordingly, these estimated fair values are not necessarily indicative of what Farmer Mac would realize in an actual sale or purchase.

                                                                      As of December 31,
                                                   -------------------------------------------------------
                                                               2004                        2003
                                                   --------------------------- ---------------------------
                                                                    Carrying                   Carrying
                                                    Fair Value        Amount      Fair Value    Amount
                                                   ------------- ------------- -------------- -------------
                                                                       (in thousands)
Financial assets:
    Cash and cash equivalents                        $ 430,504     $ 430,504     $ 623,674     $ 623,674
    Investment securities                            1,056,425     1,056,143     1,065,124     1,064,782
    Farmer Mac Guaranteed Securities                 1,387,034     1,376,847     1,522,568     1,508,134
    Loans                                              907,015       882,874     1,038,247       983,624
    Financial derivatives                                1,499         1,499           961           961
    Guarantee and commitment fees receivable: *
     LTSPC's                                             9,274         9,704         7,333         7,333
     Off-balance sheet Farmer Mac Guaranteed Securities  5,078         5,189         4,136         4,136
Financial liabilities:
    Notes payable:
     Due within one year                             2,623,675     2,620,172     2,801,616     2,799,384
     Due after one year                                911,175       862,201     1,213,623     1,136,110
     Financial derivatives                              47,793        47,793        67,670        67,670
Guarantee and commitment obligation: *
    LTSPCs                                               9,274         9,704         7,333         7,333
    Off-balance sheet Farmer Mac Guaranteed Securities   5,078         5,189         4,136         4,136

* Guarantee and commitment fees receivable and guarantee and commitment obligation are only for LTSPCs and Off-balance sheet Farmer Mac Guaranteed Securities extended after January 1, 2003.

Farmer Mac estimates the fair value of its loans, Farmer Mac Guaranteed Securities and notes payable by discounting the projected cash flows of these instruments at projected interest rates. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. Interest rate contracts are valued using either a similar methodology or market quotes. For investment securities, futures contracts and commitments to purchase and sell government sponsored enterprise debt and mortgage-backed securities, fair values are based on market quotes. The carrying value of cash and cash equivalents approximates fair value.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                2004 Quarter Ended                               2003 Quarter Ended
                                 ------------------------------------------------ ------------------------------------------------
                                   Dec. 31     Sept. 30     June 30     Mar. 31     Dec. 31     Sept. 30     June 30     Mar. 31
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------
                                                            (in thousands, except per share amounts)
Interest income                    $39,608      $38,386     $36,913     $39,087     $39,405      $39,320     $40,866     $41,968
Interest expense                    31,636       30,417      29,074      29,620      30,311       30,402      31,501      32,093
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------
   Net interest income               7,972        7,969       7,839       9,467       9,094        8,918       9,365       9,875
    Provision for loan losses          830          144         230      (2,793)       (509)      (3,391)     (1,416)     (1,208)
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------
   Net interest income after
    provision for loan losses        8,802        8,113       8,069       6,674       8,585        5,527       7,949       8,667
Guarantee and commitment fees        5,235        5,269       5,251       5,222       5,424        5,056       5,111       5,094
Gains/(losses) on financial
   derivatives and trading assets      399        5,350      (6,152)      3,249      (1,297)      (3,348)      3,669       3,333
Gain on sale of Farmer Mac
   Guaranteed Securities                 -            -         367           -           -            -           -           -
Gains/(losses) on the sale
   of real estate owned                642          133          30        (282)        201           79        (225)        123
Representation and warranty
   claims income                     1,000            -       1,816           -           -            -           -           -
Other income                           126          703         144         522          69          354         138         251
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------
Total revenues                      16,204       19,568       9,525      15,385      12,982        7,668      16,642      17,468

Total operating expenses               822        5,964       6,299       3,178       5,292        2,325       3,532       4,033
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------

Income before income taxes          15,382       13,604       3,226      12,207       7,690        5,343      13,110      13,435
Income tax expense                   4,985        4,440         706       3,820       2,234        1,438       4,184       4,452
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------
Net income                          10,397        9,164       2,520       8,387       5,456        3,905       8,926       8,983
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------
Preferred stock dividends             (560)        (560)       (560)       (560)       (560)        (560)       (560)       (560)
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------
Net income available to
   common stockholders             $ 9,837      $ 8,604     $ 1,960     $ 7,827     $ 4,896      $ 3,345     $ 8,366     $ 8,423
                                 ----------- ------------ ----------- ----------- ----------- ------------------------------------

Earnings per common share:
    Basic earnings per
     common share                   $ 0.83       $ 0.71      $ 0.16      $ 0.65      $ 0.42       $ 0.28      $ 0.72      $ 0.72
    Diluted earnings per
     common share                   $ 0.82       $ 0.70      $ 0.16      $ 0.64      $ 0.40       $ 0.28      $ 0.70      $ 0.70
    Common stock dividends          $ 0.10          $ -         $ -         $ -         $ -          $ -         $ -         $ -

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2004. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective.

     See Item 8 above for management's report on internal control over financial
reporting  and  the  accompanying   report  of  independent   registered  public
accounting firm.

     Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.


Item 9B. Other Information

      None

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

     Additional information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 28, 2005.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 28, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 28, 2005.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 28, 2005.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to the Corporation's Proxy Statement to be filed on or about April 28, 2005.

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

*  3.2     -   Amended and  restated  By-Laws of the Registrant (Form 10-Q filed
               August 9, 2004).

*  4.1     -   Specimen  Certificate  for Farmer Mac Class A Voting Common Stock
               (Form 10-Q filed May 15, 2003).

*  4.2     -   Specimen  Certificate  for Farmer Mac Class B Voting Common Stock
               (Form 10-Q filed May 15, 2003).

*  4.3     -   Specimen  Certificate  for  Farmer  Mac Class C Non-Voting Common
               Stock(Form 10-Q filed May 15, 2003).

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
               10.2 to Form 10-Q filed August 16, 1993).

+* 10.1.2  -   1996 Stock  Option  Plan  (Form  10-Q  filed  August 14 1996).


_________________
*    Incorporated by reference to the indicated prior filing.
**   Filed with this report.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+* 10.1.3  -   Amended  and  Restated  1997  Incentive  Plan  (Form  10-Q  filed
               November 14, 2003).

+**10.1.4  -   Form of stock option award agreement under 1997 Incentive Plan.

+* 10.2    -   Employment Agreement dated  May 5, 1989  between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

+* 10.2.1  -   Amendment  No. 1 dated  as  of  January 10, 1991  to   Employment
               Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1,1991).

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

_________________
*    Incorporated by reference to the indicated prior filing.
**   Filed with this report.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+* 10.2.13 -   Amendment  No.  13  dated  as  of  August  3,  2004 to Employment
               Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 9, 2004).

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

_________________
*    Incorporated by reference to the indicated prior filing.
**   Filed with this report.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+* 10.3.16 -   Amendment  No. 16  dated  as  of  August  3, 2004  to  Employment
               Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 9, 2004).

_________________
*    Incorporated by reference to the indicated prior filing.
**   Filed with this report.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+* 10.4.7  -   Amendment No. 7 dated as of August 3, 2004 to Employment Contract between  Tom D.  Stenson  and  the  Registrant  (Form  10-Q filed
               November 9, 2004).

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

_________________
*    Incorporated by reference to the indicated prior filing.
**   Filed with this report.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+* 10.6    -   Employment  Contract  dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

+* 10.6.1  -   Amendment No. 1 dated as of August 3, 2004 to Employment Contract between  Timothy  L. Buzby  and  the Registrant  (Form 10-Q filed
               November 9, 2004).

*  10.7    -   Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996
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

*# 10.11   -   Master Central Servicing Agreement dated  as of December 17, 1996 between  Zions First National Bank and  the  Registrant Form 10-Q
               (filed November 14, 2002).

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

_________________
*    Incorporated by reference to the indicated prior filing.
**   Filed with this report.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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
               L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

+* 10.15   -   Employment Contract  dated  October 31, 2003  between  Michael P.
               Morris and the Registrant.

+* 10.15.1 -   Amendment  No. 1  dated  August  3,  2004 to  Employment Contract between  Michael P. Morris  and  the  Registrant (Form 10-Q filed
               November 9, 2004).

*# 10.16   -   Long Term Standby Commitment to Purchase dated as of June 1,
               2003  between  Farm  Credit  Bank  of Texas  and  the  Registrant
               (Form 10-Q filed November 9, 2004).

*# 10.17   -   Central  Servicer  Delinquent  Loan Servicing  Transfer Agreement
               dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

   21      -   Farmer   Mac   Mortgage  Securities   Corporation,   a   Delaware
               corporation.

_________________
*    Incorporated by reference to the indicated prior filing.
**   Filed with this report.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

** 31.1    -   Certification  of  Chief   Executive   Officer  relating  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2004, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2    -   Certification  of   Chief  Financial  Officer  relating   to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2004, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32      -   Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer relating to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, pursuant to 18
               U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


_________________
*    Incorporated by reference to the indicated prior filing.
**   Filed with this report.
+    Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION


     /s/ Henry D. Edelman                          March 16, 2005
------------------------------------   -------------------------------------
By:   Henry D. Edelman                                 Date
      President and
      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                             Title                   Date

    /s/ Fred L. Dailey            Chairman of the Board and      March 16, 2005
--------------------------------  Director
Fred L. Dailey

    /s/ Henry D. Edelman          President and Chief Executive  March 16, 2005
--------------------------------  Officer (Principal Executive
Henry D. Edelman                  Officer)


    /s/ Nancy E. Corsiglia        Vice President - Finance,      March 16, 2005
--------------------------------  Chief Financial Officer
Nancy E. Corsiglia                and Treasurer
                                 (Principal Financial Officer)


    /s/ Timothy L. Buzby          Vice President - Controller    March 16, 2005
--------------------------------  (Principal Accounting Officer)
Timothy L. Buzby

                 Name                              Title               Date

    /s/ Julia Bartling                           Director         March 16, 2005
---------------------------------------
Julia Bartling

    /s/ Dennis L. Brack                          Director         March 16, 2005
---------------------------------------
Dennis L. Brack

    /s/ Ralph W. Cortese                         Director         March 16, 2005
---------------------------------------
Ralph W. Cortese

    /s/ Grace T. Daniel                          Director         March 16, 2005
---------------------------------------
Grace T. Daniel

    /s/ Paul A. DeBriyn                          Director         March 16, 2005
---------------------------------------
Paul A. DeBriyn

    /s/ Dennis A. Everson                        Director         March 16, 2005
---------------------------------------
Dennis A. Everson

    /s/ Kenneth E. Graff                         Director         March 16, 2005
---------------------------------------
Kenneth E. Graff

    /s/ Mitchell A. Johnson                      Director         March 16, 2005
---------------------------------------
Mitchell A. Johnson

    /s/ Lowell L. Junkins                      Vice Chairman      March 16, 2005
---------------------------------------        and Director
Lowell L. Junkins

    /s/ Timothy F. Kenny                         Director         March 16, 2005
---------------------------------------
Timothy F. Kenny

    /s/ Glen O. Klippenstein                     Director         March 16, 2005
---------------------------------------
Glen O. Klippenstein

    /s/ Charles E. Kruse                         Director         March 16, 2005
---------------------------------------
Charles E. Kruse

    /s/ John G. Nelson                           Director         March 16, 2005
---------------------------------------
John G. Nelson

    /s/ John Dan Raines, Jr.                     Director         March 16, 2005
---------------------------------------
John Dan Raines, Jr.