Form 10-Q
period 2005-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2005-05-10
CIK 845877

As filed with the Securities and Exchange Commission
------------------------------------------------------------------------------
                                 on May 10, 2005
------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

Yes   [X]               No    [  ]

     As of May 2, 2005, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,935,311 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

     The following interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited 2004 consolidated financial statements of Farmer Mac included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

     The  following  information   concerning  Farmer  Mac's  interim  unaudited
condensed consolidated financial statements is included in this report beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of March 31, 2005 and
        December 31, 2004..................................................3
      Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004..............................4
      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004...............................5
      Notes to Condensed Consolidated Financial  Statements................6

                              FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (unaudited)
                                       (dollars in thousands)

                                                                       March 31,         December 31,
                                                                  -----------------  -----------------
                                                                         2005               2004
                                                                  -----------------  -----------------
                                                                             (in thousands)
Assets:
   Cash and cash equivalents                                          $ 424,041          $ 430,504
   Investment securities                                              1,130,246          1,056,143
   Farmer Mac Guaranteed Securities                                   1,326,868          1,376,847
   Loans held for sale                                                   31,186             15,281
   Loans held for investment                                            833,712            871,988
    Allowance for loan losses                                            (3,846)            (4,395)
                                                                  -----------------  -----------------
     Loans, net                                                         861,052            882,874
   Real estate owned                                                      4,118              3,845
   Financial derivatives                                                  5,888              1,499
   Interest receivable                                                   38,133             58,131
   Guarantee and commitment fees receivable                              17,986             19,871
   Deferred tax asset, net                                                6,348              6,518
   Prepaid expenses and other assets                                     25,509             10,585
                                                                  -----------------  -----------------
     Total Assets                                                   $ 3,840,189        $ 3,846,817
                                                                  -----------------  -----------------
Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
    Due within one year                                             $ 2,616,061        $ 2,620,172
    Due after one year                                                  878,687            862,201
                                                                  -----------------  -----------------
     Total notes payable                                              3,494,748          3,482,373

   Financial derivatives                                                 36,933             47,793
   Accrued interest payable                                              24,771             25,511
   Guarantee and commitment obligation                                   16,781             16,869
   Accounts payable and accrued expenses                                 20,122             26,690
   Reserve for losses                                                    10,546             10,729
                                                                  -----------------  -----------------
     Total Liabilities                                                3,603,901          3,609,965
                                                                  -----------------  -----------------

Stockholders' Equity:
   Preferred stock:
    Series A, stated at redemption/liquidation value,
     $50 per share, 700,000 shares authorized, issued
     and outstanding                                                     35,000             35,000
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 shares issued and outstanding                              1,031              1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding                                  500                500
    Class C Non-Voting, $1 par value, no maximum authorization,
     10,001,963 and 10,291,041 shares issued and outstanding
     as of March 31, 2005 and December 31, 2004, respectively            10,002             10,291
   Additional paid-in capital                                            85,681             87,777
   Accumulated other comprehensive income/(loss)                            699               (882)
   Retained earnings                                                    103,375            103,135
                                                                  -----------------  -----------------
     Total Stockholders' Equity                                         236,288            236,852
                                                                  -----------------  -----------------
     Total Liabilities and Stockholders' Equity                     $ 3,840,189        $ 3,846,817
                                                                  -----------------  -----------------


                  See accompanying notes to condensed consolidated financial statements.

                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                   (in thousands, except per share amounts)


                                                          Three Months Ended
                                              -----------------------------------
                                                March 31, 2005    March 31, 2004
                                              -----------------  ----------------
Interest income:
   Investments and cash equivalents                $ 12,587           $ 8,335
   Farmer Mac Guaranteed Securities                  17,081            16,628
   Loans                                             12,121            14,125
                                              -----------------  ----------------
    Total interest income                            41,789            39,088

Interest expense                                     33,983            29,621
                                              -----------------  ----------------
Net interest income                                   7,806             9,467
   Provision for loan losses                            584            (2,793)
                                              -----------------  ----------------
Net interest income after provision
   for loan losses                                    8,390             6,674
Guarantee and commitment fees                         4,956             5,222
Gains/(losses) on financial derivatives
   and trading assets                                (1,709)            3,248
Losses on the sale of real estate owned                 (13)             (282)
Representation and warranty claims income                79                 -
Other income                                            320               522
                                              -----------------  ----------------
    Total revenues                                   12,023            15,384
                                              -----------------  ----------------
Expenses:
   Compensation and employee benefits                 1,775             1,797
   General and administrative                         1,990             2,071
   Regulatory fees                                      576               412
   Real estate owned operating costs, net               (22)               75
   Provision for losses                                (101)           (1,178)
                                              -----------------  ----------------
    Total operating expenses                          4,218             3,177
                                              -----------------  ----------------

Income before income taxes                            7,805            12,207

Income tax expense                                    2,333             3,820
                                              -----------------  ----------------
Net income                                            5,472             8,387
                                              -----------------  ----------------
Preferred stock dividends                              (560)             (560)
                                              -----------------  ----------------
Net income available to common stockholders         $ 4,912           $ 7,827
                                              -----------------  ----------------

Earnings per common share:
   Basic earnings per common share                   $ 0.42            $ 0.65
   Diluted earnings per common share                 $ 0.42            $ 0.64
   Common stock dividends                            $ 0.10               $ -

      See accompanying notes to condensed consolidated financial statements.

                               FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)
                                           (in thousands)

                                                                                 Three Months Ended
                                                                       -------------------------------------
                                                                         March 31, 2005     March 31, 2004
                                                                       ------------------ ------------------

Cash flows from operating activities:
   Net income                                                                $ 5,472            $ 8,387
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                        554                590
    Amortization of debt premiums, discounts and issuance costs               12,114              7,149
    Proceeds from repayment of trading investment securities                     651              1,202
    Purchase of loans held for sale                                          (18,540)           (17,707)
    Proceeds from repayment loans held for sale                                4,822              3,119
    Proceeds from sale of loans held for sale                                      -             27,203
    Net change in fair value of trading securities and derivatives             2,107             (3,098)
    Amortization of settled financial derivatives contracts                      438                273
    Losses on the sale of real estate owned                                       13                282
    Total provision for losses                                                  (685)             1,615
    Decrease in interest receivable                                           19,998             21,270
    Decrease in guarantee and commitment fees receivable                       1,885              2,171
    Decrease/(increase) in other assets                                        1,259            (14,219)
    (Decrease)/increase in accrued interest payable                             (740)             2,083
    Decrease in other liabilities                                             (8,947)           (16,944)
                                                                       ----------------- ------------------
      Net cash provided by operating activities                               20,401             23,376

Cash flows from investing activities:
   Purchases of available-for-sale investment securities                    (696,142)          (257,116)
   Purchases of Farmer Mac II Guaranteed Securities and
    AgVantage bonds                                                          (44,175)           (37,511)
   Purchases of loans held for investment                                          -             (7,737)
   Purchases of defaulted loans                                               (3,399)            (5,790)
   Proceeds from repayment of investment securities                          600,386            219,090
   Proceeds from repayment of Farmer Mac Guaranteed Securities                74,356             97,460
   Proceeds from repayment of loans                                           45,957             43,455
   Proceeds from sale of loans and Farmer Mac Guaranteed Securities            2,414              1,862
   Proceeds from sale of real estate owned                                       117              1,300
                                                                       ----------------- ------------------
    Net cash (used in)/provided by investing activities                      (20,486)            55,013

Cash flows from financing activities:
   Proceeds from issuance of discount notes                               13,260,608         24,515,765
   Proceeds from issuance of medium-term notes                                75,000            369,971
   Payments to redeem discount notes                                     (13,169,737)       (25,183,124)
   Payments to redeem medium-term notes                                     (164,740)           (66,720)
   Settlement of financial derivatives                                           108             (1,482)
   Proceeds from common stock issuance                                            45                332
   Purchases of common stock                                                  (5,942)                 -
   Cash dividends paid                                                        (1,720)              (560)
                                                                       ----------------- ------------------
    Net cash used in financing activities                                     (6,378)          (365,818)
                                                                       ----------------- ------------------
   Net decrease in cash and cash equivalents                                  (6,463)          (287,429)

   Cash and cash equivalents at beginning of period                          430,504            623,674
                                                                       ----------------- ------------------
   Cash and cash equivalents at end of period                              $ 424,041          $ 336,245
                                                                       ----------------- ------------------

                     See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2005 and 2004.


                                                       Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                       2005          2004
                                                   -----------   -----------
                                                         (in thousands)
Cash paid for:
   Interest                                         $ 17,250      $ 14,415
   Income taxes                                          700             -
Non-cash activity:
   Real estate owned acquired through foreclosure        460         2,079
   Loans acquired and securitized as Farmer Mac
     Guaranteed Securities                             1,914        27,203

            (b) Allowance for Losses

     As of March 31, 2005, Farmer Mac maintained a $16.3 million allowance and contingent obligation for probable losses ("allowance for losses") to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying long-term standby purchase commitments ("LTSPCs") and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the "1996 Act") in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5") and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is substantially the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards.

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

     The table below summarizes the components of Farmer Mac's allowance for losses as of March 31, 2005 and December 31, 2004.

                                                                   March 31,         December 31,
                                                                    2005                2004
                                                              ----------------   -----------------
                                                                       (in thousands)
Allowance for loan losses                                          $ 3,846             $ 4,395
Real estate owned valuation allowance                                    -                   -
Reserve for losses:
      On-balance sheet Farmer Mac I Guaranteed Securities            1,857               1,973
      Off-balance sheet Farmer Mac I Guaranteed Securities             971               1,004
      LTSPCs                                                         7,718               7,752
Contingent obligation for probable losses                            1,939               1,977
                                                              ----------------   -----------------
      Total                                                       $ 16,331            $ 17,101
                                                              ----------------   -----------------

     No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or securities issued under the Farmer Mac II program ("Farmer Mac II Guaranteed Securities"). Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture ("USDA"). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. To date, Farmer Mac has experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three months ended March 31, 2005 and 2004:

                                                                               Contingent
                                    Allowance         REO                      Obligation        Total
                                    for Loan       Valuation      Reserve     for Probable     Allowance
                                     Losses        Allowance     for Losses      Losses        for Losses
                                 -------------- -------------- ------------- --------------  -------------
                                                               (in thousands)
Balances as of December 31, 2004    $ 4,395            $ -      $ 10,729        $ 1,977       $ 17,101
     Provision for losses              (584)           120          (183)           (38)          (685)
     Net (charge-offs)/recoveries        35           (120)            -              -            (85)
                                 -------------- -------------- ------------- --------------  -------------

Balances as of March 31, 2005       $ 3,846            $ -      $ 10,546        $ 1,939       $ 16,331
                                 -------------- -------------- ------------- --------------  -------------


                                                                               Contingent
                                    Allowance         REO                      Obligation        Total
                                    for Loan       Valuation      Reserve     for Probable     Allowance
                                     Losses        Allowance     for Losses      Losses        for Losses
                                 -------------- -------------- ------------- --------------  -------------
                                                               (in thousands)
Balances as of December 31, 2003    $ 5,967          $ 238      $ 13,172        $ 2,676       $ 22,053
     Provision for losses             2,793            375        (1,220)          (333)         1,615
     Net charge-offs                 (1,089)          (420)            -              -         (1,509)
                                 -------------- -------------- ------------- --------------  -------------

Balances as of March 31, 2004       $ 7,671          $ 193      $ 11,952        $ 2,343       $ 22,159
                                 -------------- -------------- ------------- --------------  -------------

     As of March 31, 2005, Farmer Mac analyzed $94.1 million of its assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Of the $94.1 million of assets analyzed, $81.7 million were adequately collateralized. For the $12.4 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $0.9 million. Accordingly, Farmer Mac allocated specific allowances of $0.9 million to those under-collateralized assets as of March 31, 2005. As of March 31, 2005, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $15.4 million, bringing the total allowance for losses to $16.3 million.

     The balance of impaired assets, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired assets as of March 31, 2005 and December 31, 2004 are summarized in the following table:

                                                     March 31, 2005                           December 31, 2004
                                        --------------------------------------- ------------------------------------------
                                                       Specific         Net                     Specific        Net
                                           Balance     Allowance      Balance       Balance     Allowance      Balance
                                        -------------- ----------- ------------  -------------- ------------ -------------
                                                                       (in thousands)
Impaired assets:
      Specific allowance for losses        $ 12,407      $ (862)     $ 11,545     $ 12,871      $ (1,433)     $ 11,438
      No specific allowance for losses       81,700           -        81,700       82,762             -        82,762
                                        -------------- -----------  ------------ ------------ -------------  ------------
           Total                           $ 94,107      $ (862)     $ 93,245     $ 95,633      $ (1,433)     $ 94,200
                                        -------------- -----------  ------------ ------------ -------------  ------------

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

     The  following  table  summarizes   information  related  to  Farmer  Mac's
financial derivatives as of March 31, 2005 and December 31, 2004:


                                                                      March 31, 2005
                     --------------------------------------------------------------------------------------------------------------
                          Cash Flow Hedges           Fair Value Hedges         No Hedge Designation               Total
                     -------------------------- --------------------------  -------------------------- ----------------------------
                        Notional    Fair Value     Notional    Fair Value      Notional    Fair Value     Notional      Fair Value
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------
                                                                    (in thousands)
Interest rate swaps:
    Pay-fixed         $ 613,851    $ (27,447)          $ -          $ -       $ 36,623        $ 414      $ 650,474     $ (27,033)
    Receive-fixed             -            -       105,000       (3,083)       100,000       (2,744)       205,000        (5,827)
    Basis               241,268        2,094             -            -        342,028         (313)       583,296         1,781
Agency forwards               -            -             -            -          9,245           34          9,245            34
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------

Total                 $ 855,119    $ (25,353)    $ 105,000     $ (3,083)     $ 487,896     $ (2,609)    $1,448,015     $ (31,045)
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------

                                                                   December 31, 2004
                      -------------------------------------------------------------------------------------------------------------
                            Cash Flow Hedges          Fair Value Hedges        No Hedge Designation         Total
                      --------------------------- ------------------------- -------------------------- ----------------------------
                        Notional      Fair Value    Notional    Fair Value     Notional    Fair Value      Notional     Fair Value
                      ------------  ------------- ------------ ------------ ------------- ------------ --------------- ------------
                                                                     (in thousands)
Interest rate swaps:
    Pay-fixed          $ 610,324      $ (43,386)         $ -          $ -      $ 29,152        $ (11)      $ 639,476    $ (43,397)
    Receive-fixed              -              -      105,000       (2,212)      100,000         (272)        205,000       (2,484)
    Basis                261,985           (780)           -            -       389,679          226         651,664         (554)
Agency forwards           20,005            127            -            -         6,920           14          26,925          141
                      ------------  ------------- ------------ ------------ ------------- ------------ --------------- ------------
Total                  $ 892,314      $ (44,039)   $ 105,000     $ (2,212)    $ 525,751        $ (43)    $ 1,523,065    $ (46,294)
                      ------------  ------------- ------------ ------------ ------------- ------------ --------------- ------------

     As of March 31, 2005, Farmer Mac had approximately $22.2 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $4.1 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings. For the quarter ended March 31, 2005, any ineffectiveness related to Farmer Mac's designated hedges was insignificant.

            (d) Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share ("EPS") for the three months ended March 31, 2005 and 2004:

                                                           Three Months Ended
                                    --------------------------------------------------------------------
                                              March 31, 2005                     March 31, 2004
                                    ---------------------------------  ---------------------------------
                                                 Dilutive                           Dilutive
                                                  stock    Diluted                   stock    Diluted
                                     Basic EPS   options     EPS        Basic EPS   options     EPS
                                    --------------------------------  ---------------------------------
                                                  (in thousands, except per share amounts)
   Net income available to             $ 4,912            $ 4,912        $ 7,827               $ 7,827
    common stockholders
   Weighted average shares             11,687       69     11,756         12,066      207       12,273
   Earnings per common share           $ 0.42              $ 0.42         $ 0.65                $ 0.64

     During first quarter 2005, Farmer Mac repurchased 291,454 shares of its Class C Non-Voting Common Stock, at an average price of $20.35 per share, pursuant to the Corporation's previously announced stock repurchase program. These repurchases reduced the Corporation's capital by approximately $5.9 million.

            (e) Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS 123"). Accordingly, no compensation expense was recognized in first quarter 2005 or first quarter 2004 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, there would have been no effect on net income available to common stockholders and earnings per share for the three months ended March 31, 2005 and 2004, as no stock options were granted during either period.

     The following table summarizes stock option activity for the three months ended March 31, 2005 and 2004:

                                                                Three Months Ended
                                          ---------------------------------------------------------------
                                                  March 31, 2005                    March 31, 2004
                                          --------------------------------  -----------------------------
                                                             Weighted-                        Weighted-
                                                              Average                         Average
                                                             Exercise                         Exercise
                                              Shares           Price           Shares          Price
                                          --------------- ----------------  --------------  -------------
Outstanding, beginning of period             1,812,222        $ 22.67         1,575,980        $ 22.92
  Granted                                           -              -              -                -
  Exercised                                     (1,737)         16.38           (16,124)         13.63
  Canceled                                      (7,001)         24.28            (2,501)         30.27
                                          --------------- ----------------  --------------  -------------
Outstanding, end of period                   1,803,484       $  22.72         1,557,355        $ 23.00
                                          --------------- ----------------  --------------  -------------
Options exercisable at end of period         1,348,577                        1,229,312
                                          ---------------                   --------------

            (f) Reclassifications

      Certain reclassifications of prior period information were made to conform to the current period presentation.

            (g) New Accounting Standards

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Specifically, SOP 03-3 limits the yield that may be accreted and prohibits the "carry-over" of a valuation allowance for all impaired loans that are within the scope of SOP 03-3. On January 1, 2005, Farmer Mac prospectively adopted SOP 03-3 with no material impact on its consolidated financial statements.

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

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Currently, as discussed in Note 1(e), Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to APB 25 and has adopted the disclosure-only provisions of SFAS 123. The guidance in SFAS 123(R) is effective for reporting periods beginning no later than the beginning of the first fiscal year beginning after June 15, 2005. Farmer Mac is evaluating the impact of SFAS 123(R) and will adopt it when effective.


Note 2.  Farmer Mac Guaranteed Securities

     The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of March 31, 2005 and December 31, 2004.

                                    March 31, 2005                                   December 31, 2004
                   ------------------------------------------------ -------------------------------------------------
                     Available-       Held-to-                        Available-        Held-to-
                      for-Sale        Maturity          Total          for-Sale         Maturity          Total
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------
                                                           (in thousands)
Farmer Mac I          $ 556,179         $ 41,510       $ 597,689        $ 620,501        $ 42,911        $ 663,412
Farmer Mac II                 -          729,179         729,179                -         713,435          713,435
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------
    Total             $ 556,179        $ 770,689     $ 1,326,868        $ 620,501       $ 756,346      $ 1,376,847
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------

Amortized cost        $ 532,376        $ 770,689     $ 1,303,065        $ 585,021       $ 756,346      $ 1,341,367
Unrealized gains         25,828            1,153          26,981           35,660          12,225           47,885
Unrealized losses        (2,025)          (1,184)         (3,209)            (180)         (2,038)          (2,218)
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------
    Fair value        $ 556,179        $ 770,658     $ 1,326,837        $ 620,501       $ 766,533      $ 1,387,034
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------


     The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of March 31, 2005.

                                                 March 31, 2005
                                            ---------------------
                                            (dollars in thousands)

Fair value of beneficial interests retained
    in Farmer Mac Guaranteed Securities         $ 1,326,837

Weighted-average remaining life (in years)              5.0

Weighted-average prepayment speed (annual rate)         8.7%
    Effect on fair value of a 10% adverse change       $477
    Effect on fair value of a 20% adverse change       $909

Weighted-average discount rate                          5.0%
    Effect on fair value of a 10% adverse change   $(18,154)
    Effect on fair value of a 20% adverse change   $(36,252)

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

                                    Outstanding Principal            90-Day
                                          Balances               Delinquencies (1)          Net Credit Losses
                                 ---------------------------  ------------------------- ----------------------------
                                     As of         As of         As of       As of       For the Three Months Ended
                                   March 31,    December 31,   March 31,   December 31,          March 31,
                                 ------------- -------------  ----------- ------------- ----------------------------
                                      2005         2004          2005         2004          2005          2004
                                 ------------- -------------  ----------- ------------- ------------ ---------------
                                                                 (in thousands)
On-balance sheet assets:
   Farmer Mac I:
     Loans                          $ 854,308    $ 876,866      $ 37,022    $ 24,800        $ (35)      $ 1,089
     Guaranteed Securities            573,232      626,952             -           -                          -
   Farmer Mac II:
     Guaranteed Securities            728,424      712,653             -           -            -             -
                                 ------------- -------------  ----------- ------------- ------------ ---------------
      Total on-balance sheet      $ 2,155,964  $ 2,216,471      $ 37,022    $ 24,800        $ (35)      $ 1,089
                                 ------------- -------------  ----------- ------------- ------------ ---------------
Off-balance sheet assets:
   Farmer Mac I:
     LTSPCs                       $ 2,209,792  $ 2,295,103       $ 8,766       $ 483          $ -           $ -
     Guaranteed Securities            833,053      882,282             -           -            -             -
   Farmer Mac II:
     Guaranteed Securities             49,041       55,889             -           -            -             -
                                 ------------- -------------  ----------- ------------- ------------ ---------------
      Total off-balance sheet     $ 3,091,886  $ 3,233,274       $ 8,766       $ 483          $ -           $ -
                                 ------------- -------------  ----------- ------------- ------------ ---------------

      Total                       $ 5,247,850  $ 5,449,745      $ 45,788    $ 25,283        $ (35)      $ 1,089
                                 ------------- -------------  ----------- ------------- ------------ ---------------

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

                                          Three Months Ended March 31,
                                      -------------------------------------
                                            2005                2004
                                      ------------------  -----------------
                                                 (in thousands)
Proceeds from new securitizations         $ 1,914           $ 27,203
Guarantee fees received                       726                616
Purchases of assets from the trusts         1,595              1,046
Servicing advances                              3                 15
Repayment of servicing advances                12                 20


     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2005 and December 31, 2004, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

              Outstanding Balance of Off-Balance Sheet
                  Farmer Mac Guaranteed Securities
-----------------------------------------------------------------------
                                         March 31,        December 31,
                                            2005              2004
                                     -----------------  ---------------
                                              (in thousands)

Farmer Mac I Guaranteed Securities       $ 833,053        $ 882,282
Farmer Mac II Guaranteed Securities         49,041           55,889
                                     -----------------  ---------------

     Total Farmer Mac I and II           $ 882,094        $ 938,171
                                     -----------------  ---------------

     As of March 31, 2005, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 15.7 years. For the off-balance sheet Farmer Mac I Guaranteed Securities executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses of $1.0 million as of March 31, 2005 and December 31, 2004. For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $4.9 million as of March 31, 2005 and $5.2 million as of December 31, 2004.


Long-Term Standby Purchase Commitments (LTSPCs)

     An LTSPC is a commitment by Farmer Mac to purchase eligible loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.

     As of March 31, 2005 and December 31, 2004, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion and $2.3 billion, respectively. For all LTSPC transactions to date, Farmer Mac has incurred a charge-off on two loans.

     As of March 31, 2005, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.5 years. For the LTSPCs executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses on loans underlying LTSPCs of $7.7 million as of March 31, 2005 and $7.8 million as of December 31, 2004. For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $9.9 million as of March 31, 2005 and $9.7 million as of December 31, 2004.

Note 4.  Comprehensive Income

     Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth Farmer Mac's other comprehensive income for the three months ended March 31, 2005 and 2004.

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          ------------------------------
                                                                               2005             2004
                                                                          --------------    ------------
                                                                                 (in thousands)

Net income available to common stockholders                                  $ 4,912         $ 7,827
   Unrealized gains/(losses) on securities:
     Unrealized holding gains/(losses) arising during the period             (16,357)          7,227
     Less: reclassification adjustment for gains included in net income            -            (153)
                                                                          --------------    ------------
   Unrealized gains/(losses) on securities                                   (16,357)          7,380
   Cash flow hedging instruments:
     Unrealized losses                                                        18,904         (20,689)
     Less: amortization of losses on forward sale contracts
        into interest expense                                                   (453)           (373)
     Less: impact of realized gains/(losses) related to de-designated
        cash flow hedges                                                         568          (1,168)
                                                                          --------------    ------------
   Cash flow hedging instruments                                              18,789         (19,148)

   Deferred compensation                                                           -              14
                                                                          --------------    ------------
   Other compehensive income before tax                                        2,432         (11,754)

   Income tax related to items of other comprehensive income                     851          (4,114)
                                                                          --------------    ------------
Other comprehensive income/(loss), net of tax                                  1,581          (7,640)
                                                                          ------------------------------
Comprehensive income available to common stockholders                        $ 6,493           $ 187
                                                                          --------------    ------------

Note 5. Investments

     As of the dates indicated below, Farmer Mac's investment portfolio was comprised of the following:

                       March 31,        December 31,
                          2005              2004
                    ---------------   ----------------
                            (in thousands)

Held-to-maturity         $ 10,604           $ 10,604
Available-for-sale      1,110,482          1,035,695
Trading                     9,160              9,844
                    ---------------   ----------------
                      $ 1,130,246        $ 1,056,143
                    ---------------   ----------------

     The amortized cost and estimated fair values (based on quoted market prices) of investments as of March 31, 2005 and December 31, 2004 were as follows.

                                              As of March 31, 2005                              As of December 31, 2004
                              ---------------------------------------------------- -------------------------------------------------
                                Amortized    Unrealized   Unrealized                Amortized   Unrealized    Unrealized
                                  Cost         Gains        Losses     Fair Value     Cost         Gains       Losses    Fair Value
                              ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------
                                                                           (in thousands)
Held-to-maturity:
   Cash investment in
    fixed rate guaranteed
    investment contract          $ 10,604      $ 146        $ -        $ 10,750    $ 10,604        $ 282        $ -      $ 10,886
                              ----------- ------------ ------------ ------------- ----------- ------------  ----------- -----------
    Total held-to-maturity       $ 10,604      $ 146        $ -        $ 10,750    $ 10,604        $ 282        $ -      $ 10,886
                              ----------- ------------ ------------ ------------- ----------- ------------  ----------- -----------
Available-for-sale:
   Floating rate
    asset-backed securities     $ 113,370    $ 2,026        $ -       $ 115,396    $ 113,394       $ 403        $ -      $ 113,797
   Floating rate corporate
    debt securities               362,238        479        (52)        362,665      372,272         398        (68)       372,602
   Fixed rate corporate
    debt securities                44,036          -       (112)         43,924            -           -          -              -
   Floating rate auction
    rate certificates             180,147          2          -         180,149       99,998           2          -        100,000
   Fixed rate preferred
    stock                         184,989      8,400          -         193,389      185,257      14,798          -        200,055
   Fixed rate
    commercial paper                    -          -          -               -       22,122           -          -         22,122
   Floating rate mortgage-
    backed securities             214,256        712         (9)        214,959      226,526         598         (5)       227,119
                              ----------- ------------ ------------ ------------- ----------- ------------  ----------- -----------
    Total available-for-sale  $ 1,099,036   $ 11,619     $ (173)    $ 1,110,482   $1,019,569     $ 16,199     $ (73)    $1,035,695
                              ----------- ------------ ------------ ------------- ----------- ------------  ----------- -----------

Trading:
   Adjustable rate mortgage-
    backed securities             $ 9,028      $ 132        $ -         $ 9,160      $ 9,679        $ 165       $ -       $ 9,844
                              ----------- ------------ ------------ ------------- ----------- ------------  ----------- -----------
    Total trading                 $ 9,028      $ 132        $ -         $ 9,160      $ 9,679        $ 165       $ -       $ 9,844
                              ----------- ------------ ------------ ------------- ----------- ------------  ----------- -----------

     As of March 31, 2005, Farmer Mac owned one held-to-maturity investment that matures in 2006 with an amortized cost of $10.6 million, a fair value of $10.8 million, and a yield of 6.15 percent. As of March 31, 2005, Farmer Mac owned trading investment securities that mature after 10 years with an amortized cost of $9.0 million, a fair value of $9.2 million, and a weighted average yield of
3.38 percent. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2005 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

                                           Investment Securities
                                             Available-for-Sale
                                --------------------------------------------
                                  Amortized Cost    Fair Value      Yield
                                ----------------- -------------- -----------
                                            (dollars in thousands)
Due within one year                 $ 185,516       $ 185,462       3.17%
Due after one year
   through five years                 210,758         211,142       3.07%
Due after five years
   through ten years                  103,198         106,319       7.30%
Due after ten years                   599,564         607,559       4.00%
                                ----------------- -------------- -----------
   Total                          $ 1,099,036     $ 1,110,482       3.99%
                                ----------------- -------------- -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Please read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with: (1) the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

     Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac's actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including uncertainties regarding:
          o the rate and direction of development of the secondary market for agricultural mortgage loans;
          o the possible establishment of additional statutory or regulatory restrictions or constraints on Farmer Mac that could hamper its growth or diminish its profitability;
          o increases in general and administrative expenses attributable to growth of the business and the regulatory environment, including the hiring of additional personnel with expertise in key functional areas;
          o legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac, the ability of Farmer Mac to offer new products or the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities;
          o possible reaction in the financial markets to events involving government sponsored enterprises ("GSEs") other than Farmer Mac;
          o    Farmer Mac's  access to the debt  markets at favorable  rates and terms;
          o the possible effect of the risk-based capital requirement, which could, under certain circumstances, be in excess of the statutory minimum capital requirement;
          o    the rate of growth in agricultural mortgage indebtedness;
          o lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
          o borrower preferences for fixed-rate agricultural mortgage indebtedness;
          o competitive pressures in the purchase of agricultural mortgage loans and the sale of agricultural mortgage-backed securities and debt securities;
          o substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products, the general economy and other factors that may affect delinquency levels and credit losses;
          o protracted adverse weather, market or other conditions affecting particular geographic regions or particular agricultural commodities or products related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs;
          o the willingness of investors to invest in agricultural mortgage-backed securities; or
          o the effects on the agricultural economy or the value of agricultural real estate of any changes in federal assistance for agriculture.

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

Critical Accounting Policy and Estimates

     The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. For a discussion of Farmer Mac's critical accounting policy, as well as Farmer Mac's use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policy and Estimates" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

Results of Operations

     Overview. Net income available to common stockholders for first quarter 2005 was $4.9 million or $0.42 per diluted common share, compared to $7.8 million or $0.64 per diluted common share for first quarter 2004. This decrease was due principally to the after-tax effects of the $1.7 million loss on financial derivatives in first quarter 2005 compared to gains on financial derivatives of $3.2 million in first quarter 2004, partially offset by the release of $0.7 million from the allowance for losses in first quarter 2005 compared to provisions for losses of $1.6 million in first quarter 2004.


     As of March 31, 2005, Farmer Mac's 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after changes to Farmer Mac's statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $45.8 million, representing 1.04 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, down from $57.4 million (1.17 percent) as of March 31, 2004.

     As part of Farmer Mac's continuing evaluation of the overall credit quality of its portfolio, the strong U.S. agricultural economy, the recent upward trends in agricultural land values and the reduction in Farmer Mac's outstanding guarantees and commitments, Farmer Mac determined that the appropriate level of allowance for losses as of March 31, 2005 was $16.3 million. This resulted in the release of approximately $0.7 million from the allowance for losses in first quarter 2005. As of March 31, 2005, the allowance for losses was $16.3 million and 37 basis points relative to the outstanding Farmer Mac I portfolio, compared to $17.1 million and 37 basis points as of December 31, 2004 and $22.2 million and 45 basis points as of March 31, 2004.

      During first quarter 2005, Farmer Mac:

          o    added $33.3 million of Farmer Mac I eligible loans under LTSPCs;
          o purchased $18.5 million of newly originated Farmer Mac I eligible loans; and
          o purchased $43.6 million of Farmer Mac II eligible USDA-guaranteed portions of loans.

As of March 31, 2005, Farmer Mac's outstanding program volume was $5.3 billion, which represented approximately 11.1 percent of management's estimate of a $47.8 billion market of eligible agricultural mortgage loans. Farmer Mac's ongoing guarantee and commitment fee income reflects the annuity-like revenue stream of that aspect of the Corporation's business. That fee income is earned on the cumulative outstanding principal balance of Farmer Mac Guaranteed Securities and loans underlying LTSPCs. Accordingly, guarantee and commitment fees increase or decrease through changes in periodic business volume in proportion to the change in that cumulative outstanding principal balance, not in proportion to the change in periodic volume.

     To succeed in realizing its business development and profitability goals over the longer term, Farmer Mac must successfully market existing and new programs and products to agricultural mortgage lenders.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was $7.8 million for first quarter 2005, compared to $9.5 million for first quarter 2004. The net interest yield was 85 basis points for the three months ended March 31, 2005, compared to 93 basis points for the three months ended March 31, 2004. The effect of SFAS 140 was the classification of approximately $0.9 million (10 basis points) of guarantee fee income as interest income for the three months ended March 31, 2005, compared to $1.1 million (10 basis points) for the three months ended March 31, 2004.

     Farmer Mac classifies the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships as gains and losses on financial derivatives and trading assets. For the three months ended March 31, 2005 and 2004, this classification resulted in the decrease of the net interest yield of 4 basis points in each of the periods.

     The net interest yields for the three months ended March 31, 2005 and 2004 included the benefits of yield maintenance payments of 17 basis points and 11 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and amounts of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. For the three months ended March 31, 2005 and 2004, the effects of yield maintenance payments on net income and diluted earnings per share were $1.0 million or $0.08 per diluted share and $0.8 million or $0.06 per diluted share, respectively.

     The following table provides information regarding interest-earning assets and funding for the quarters ended March 31, 2005 and 2004. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will increase or decrease accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments. The low average rate earned on cash and cash equivalents reflects the relatively low level of short-term interest rates in 2005 and 2004, and an increase in short-term market rates during first quarter 2005. The increase in the average rate for investments reflects the general increase in short-term rates and the floating rate nature of most investments acquired or reset during first quarter 2005 and outstanding during first quarter 2005. The higher average rate on loans and Farmer Mac Guaranteed Securities during first quarter 2005 reflects the increase in market rates during the latter part of 2004 and first quarter 2005, which affected the rates on loans acquired or reset during that period and outstanding during first quarter 2005. The average rates on Farmer Mac's notes payable due within one year are consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on notes payable due after one year reflects the retirement of older, higher rate debt, as well as the issuance of new debt at lower rates during the latter half of 2004 and first quarter 2005 and the relative stability of long-term interest rates during 2005 and 2004.

                                                                        Three Months Ended March 31,
                                                ------------------------------------------------------------------------
                                                                2005                                 2004
                                                ------------------------------------ -----------------------------------
                                                   Average      Income/    Average       Average     Income/     Average
                                                   Balance      Expense      Rate        Balance     Expense      Rate
                                                ------------ ---------- -----------  ------------- ----------- ----------
                                                                           (dollars in thousands)
 Interest-earning assets:
   Cash and cash equivalents                      $ 485,245    $ 2,995      2.47%       $ 702,546    $ 1,993      1.13%
   Investments                                    1,021,698      9,592      3.76%         961,262      6,342      2.64%
   Loans and Farmer Mac Guaranteed Securities     2,154,734     29,202      5.42%       2,396,623     30,753      5.13%
                                                ------------ ---------- -----------  ------------- ----------- ----------
   Total interest-earning assets                  3,661,677     41,789      4.57%       4,060,431     39,088      3.85%
                                                ------------ ---------- -----------  ------------- ----------- ----------

Funding:
   Notes payable due within one year              1,819,416     16,064      3.53%       2,416,202     12,974      2.15%
   Notes payable due after one year               1,647,521     17,919      4.35%       1,445,586     16,647      4.61%
                                                ------------ ---------- -----------  ------------- ----------- ----------
   Total interest-bearing liabilities             3,466,937     33,983      3.92%       3,861,788     29,621      3.07%
   Net non-interest-bearing funding                 194,740                               198,643
                                                ------------ ---------- -----------  ------------- ----------- ----------
   Total funding                                $ 3,661,677     33,983      3.71%     $ 4,060,431     29,621      2.92%
                                                ------------ ---------- -----------  ------------- ----------- ----------
Net interest income/yield                                      $ 7,806      0.85%                    $ 9,467      0.93%
                                                             ---------- ------------               ----------- -----------

     The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The increases due to rate reflect the short-term or adjustable-rate nature of the assets or liabilities and the general increases in short term market rates.

                                                    Three Months Ended March 31, 2005
                                                     Compared to Three Months Ended
                                                           March 31, 2004
                                               --------------------------------------------
                                                        Increase/(Decrease) Due to
                                               --------------------------------------------
                                                    Rate           Volume         Total
                                               --------------- -------------- -------------
                                                               (in thousands)
Income from interest-earning assets
   Cash and cash equivalents                      $ 4,698       $ (3,696)      $ 1,002
   Investments                                      2,829            421         3,250
   Loans and Farmer Mac Guaranteed Securities       8,322         (9,873)       (1,551)
                                               --------------- -------------- -------------
    Total                                          15,849        (13,148)        2,701
   Expense from interest-bearing liabilities       16,472        (12,110)        4,362
                                               --------------- -------------- -------------
   Change in net interest income                   $ (623)      $ (1,038)     $ (1,661)
                                               --------------- -------------- -------------

     See "--Regulatory Matters" for actions by Farmer Mac's federal regulator, the Farm Credit Administration ("FCA"), that may potentially affect future net interest income.

     Guarantee and Commitment Fees. Guarantee and commitment fees were $5.0 million for first quarter 2005, compared to $5.2 million for first quarter 2004. The effects of the adoption of SFAS 140 were $0.9 million and $1.1 million, respectively, of guarantee fee income being classified as interest income for first quarter 2005 and first quarter 2004, although management considers the amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit and interest rate risk. When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

     Expenses. General and administrative expenses for first quarter 2005 were $2.0 million, compared to $2.1 million for first quarter 2004. Compensation and employee benefits were $1.8 million in both first quarter 2005 and first quarter 2004. During 2004, and into 2005, Farmer Mac undertook (and expects to continue) several initiatives to validate and enhance its risk management practices, internal controls, and accounting and financial reporting. These initiatives are the result of ongoing corporate diligence and a number of regulatory considerations, including compliance with the Sarbanes-Oxley Act of 2002 and FCA requirements, as well as the heightened focus on the regulatory environment for GSEs generally. Regulatory fees assessed by FCA for first quarter 2005 and 2004 were $0.6 million and $0.4 million, respectively. FCA's regulatory fees charged to Farmer Mac for the federal fiscal year ended September 30, 2004 were $2.0 million, and FCA has advised the Corporation that its estimated fees for the federal fiscal year ending September 30, 2005 will be $2.3 million. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past. Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at or above current levels through 2005.

     During first quarter 2005, Farmer Mac released $0.7 million from the allowance for losses, compared to provisions of $1.6 million for first quarter 2004. See "--Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses and provision for loan losses. As of March 31, 2005, Farmer Mac's total allowance for losses totaled $16.3 million, or 0.37 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $17.1 million and 0.37 percent as of December 31, 2004.

     Gains and Losses on Financial Derivatives and Trading Assets. For first quarter 2005, the loss on financial derivatives and trading assets was $1.7 million, compared to a gain of $3.2 million for first quarter 2004. The loss in first quarter 2005 and the gain in first quarter 2004 resulted primarily from fluctuations in the fair values of financial derivatives, resulting from movements in interest rates, that were not designated as either fair value hedges or cash flow hedges in accordance with SFAS 133.

     Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with GAAP. In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. Farmer Mac uses these non-GAAP performance measures to develop financial plans, to measure corporate economic performance, and to set incentive compensation because, in management's view, the non-GAAP measures provide a more meaningful representation of Farmer Mac's economic performance, transaction economics and business trends. Investors and the investment analyst community have previously relied upon similar measures to evaluate performance and issue projections. These non-GAAP disclosures are intended to supplement, not replace, GAAP information.

     Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133. Core earnings for the three months ended March 31, 2005 were $6.3 million, compared to $5.9 million for the three months ended March 31, 2004. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

          Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
---------------------------------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                          -----------------------------------------------
                                                              March 31, 2005            March 31, 2004
                                                          ---------------------     ---------------------
                                                                         (in thousands)

GAAP net income available
      to common stockholders                                     $ 4,912                   $ 7,827

Less the effects of SFAS 133:
      Unrealized gains/(losses) on financial derivatives
         and trading assets, net of tax                           (1,353)                    1,825
      Benefit from non-amortization of premium
         payments on financial derivatives, net of tax                 -                        76

                                                          ---------------------     ---------------------
Core earnings                                                    $ 6,265                   $ 5,926
                                                          ---------------------     ---------------------

     Business Volume. New business volume for first quarter 2005 was $95.5 million, down $111.7 million from the same period in 2004. Presently, Farmer Mac's new business with agricultural mortgage lenders has been slowed by:

          o    reduced growth rates in the  agricultural  mortgage  market,  due largely to the increased liquidity of agricultural borrowers;
          o    increased   available   capital  and  liquidity  of  agricultural
               lenders;
          o new alternative sources of funding and credit enhancement for agricultural lenders;
          o increased competition in the secondary market for purchases of quality agricultural mortgage loans;
          o adverse publicity about and increased regulatory pressure on GSEs; and
          o uncertainty created by the proposed FCA regulation concerning risk-weighting of assets held by FCS institutions which, if adopted in its current form, could decrease the value of LTSPCs and Farmer Mac swaps to those institutions (See "--Regulatory Matters").

     For a more detailed discussion of the above factors and the related effects on Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook for 2005" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

     Looking ahead, Farmer Mac is developing innovative ways to serve the financing needs of rural America, and remains confident of opportunities for growth and increased business volume as a result of the Corporation's marketing efforts.

     The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated.

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                     2005             2004
                                                --------------   --------------
                                                        (in thousands)
Loan purchase and guarantee and
    commitment activity:
    Farmer Mac I:
      Loans                                       $ 18,540         $ 25,444
      LTSPCs                                        33,282          147,273
    Farmer Mac II Guaranteed Securities             43,634           34,483
                                                --------------   --------------
      Total purchases, guarantees
        and commitments                           $ 95,456        $ 207,200
                                                --------------   --------------

Farmer Mac I Guaranteed Securities issuances:
    Retained                                           $ -              $ -
    Sold                                             1,914           27,203
                                                --------------   --------------
      Total                                        $ 1,914         $ 27,203
                                                --------------   --------------

     To fulfill its guarantee and commitment obligations, Farmer Mac purchases delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs. The following table presents Farmer Mac's loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs.

                                         Three Months Ended
                                              March 31,
                                       -----------------------
                                          2005         2004
                                       ----------  -----------
                                           (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases     $18,540     $ 25,444

Defaulted loans purchased from
    off-balance sheet Farmer Mac I
    Guaranteed Securities                 1,595        1,046

Defaulted loans transferred from
    on-balance sheet Farmer Mac I
    Guaranteed Securities                 1,174        4,744

Defaulted loans purchased
    from LTSPCs                             630            -

                                       ----------  -----------
Total loan purchases                    $21,939     $ 31,234
                                       ----------  -----------

     The  decreases  in  defaulted   loans  purchased  and  in  defaulted  loans
transferred to loans reflect a reduction in newly delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs.

     The  weighted-average  age of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2005 and first quarter 2004 was less than one month. Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2005 and first quarter 2004, 54 percent and 70 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.3 years and 15.2 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2005 and first quarter 2004 was 6.7 years.

     More than 250 lenders were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs as of March 31, 2005, with loans to approximately 20,000 borrowers.

     As of March 31, 2005, there were 160 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System associations, mortgage companies, large multi-state Farm Credit System banks, commercial banks and insurance companies. During 2004, there were 59 approved loan sellers active in the Farmer Mac I program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of March 31, 2005, approximately 75 lenders were participating in those networks.

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of March 31, 2005, there were 125 active sellers in the Farmer Mac II program, compared to 133 as of December 31, 2004. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

      As of March 31, 2005, outstanding commitments to purchase Farmer Mac I loans totaled $3.5 million, compared to $2.3 million as of March 31, 2004. All Farmer Mac I commitments outstanding as of March 31, 2005 and 2004 were mandatory commitments. Loans submitted for approval or approved but not yet committed to purchase totaled $20.4 million as of March 31, 2005, compared to $25.4 million as of March 31, 2004. Not all of these loans will be purchased, as some will ultimately be denied for credit reasons or withdrawn by the seller.

     USDA's most recent publications (as available on USDA's website as of May 6, 2005) forecast:

          o 2005 net cash farm income to be $78.1 billion, exceeding the two successive record years of $77.8 billion in 2004 and $68.6 billion in 2003;
          o 2005 net farm income to be $64.4 billion, which is a decrease of $9.2 billion from the record $73.6 billion estimated for 2004 but still $13.3 million higher than the 10-year average net farm income;
          o Total direct government payments to be $24.1 billion in 2005, an increase from the 2004 estimate of $14.5 billion. Market prices for crops affect direct government payment rates for government programs; USDA anticipates program crop prices to be lower in 2005, due to large inventories from 2003 and 2004 bumper crops;
          o The value of U.S. farm real estate to increase 4.5 percent in 2005 to $1.23 trillion, a smaller increase as compared to the 2004 increase of 5.4 percent. USDA is anticipating improvement in the general economy to support further growth in farmland values, though at a rate slower than the average annual gain of 5.85 percent since 1999; and
          o The amount of farm real estate debt to increase by 5.2 percent in 2005 to $119.5 billion, up from $113.6 billion in 2004.


     The USDA forecast components referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac's financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate strong borrower cash flows, and generally increased values in U.S. farm real estate.

Balance Sheet Review

     During the three months ended March 31, 2005, there were $72.1 million of net principal paydowns in program assets (Farmer Mac Guaranteed Securities and loans) and a $67.6 million increase in the portfolio of investment securities and cash and cash equivalents. Consistent with the net decrease in assets during the period, total liabilities decreased $6.1 million from December 31, 2004 to March 31, 2005. For further information regarding off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below.

     During the three months ended March 31, 2005, accumulated other comprehensive income/(loss) increased $1.6 million, which is the net effect of a $10.6 million decrease in after-tax unrealized gains on securities available for sale and a $12.2 million increase in the after-tax fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income/(loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of March 31, 2005, Farmer Mac's core capital totaled $235.6 million, compared to $237.7 million as of December 31, 2004. As of March 31, 2005, core capital exceeded Farmer Mac's statutory minimum capital requirement of $127.9 million by $107.7 million.

     Farmer Mac was in compliance with its risk-based capital standards as of March 31, 2005. As of March 31, 2005, the risk-based capital stress test generated a regulatory capital requirement of $59.3 million. Farmer Mac's regulatory capital of $251.9 million as of March 31, 2005 exceeded that amount by approximately $192.6 million. The increase in the risk-based capital requirement from December 31, 2004 ($37.1 million) to March 31, 2005 ($59.3 million) was a result of changes in the interest rate environment. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of March 31, 2005, 57 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 80 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current loans purchased in first quarter 2005, one percent had yield maintenance or another form of prepayment protection. As of March 31, 2005, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 14.7 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in first quarter 2005, 44.0 percent contained prepayment penalties.

     As of March 31, 2005, Farmer Mac had $424.0 million of cash and cash equivalents and $1.1 billion of investment securities. Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding. Farmer Mac's cash equivalents mature within three months and are match-funded with discount notes having similar maturities. As of March 31, 2005, Farmer Mac's investment securities consisted of $882.3 million (78.1 percent) of floating rate securities that have rates that adjust within one year. These floating rate investments are funded using:

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

     The most comprehensive stress test of Farmer Mac's exposure to long-term interest rate risk is the sensitivity of its Market Value of Equity ("MVE") to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of March 31, 2005 and December 31, 2004 to an immediate and instantaneous parallel shift in the yield curve.

                      Percentage Change in MVE from Base Case
                      --------------------------------------
    Interest Rate        March 31,        December 31,
       Scenario            2005               2004
    ---------------   ----------------  -----------------

       + 300 bp           -11.7%             -5.8%
       + 200 bp            -7.2%             -3.3%
       + 100 bp            -3.1%             -1.2%
       - 100 bp             1.6%              0.0%
       - 200 bp             2.1%             -1.3%
       - 300 bp             N/A*              N/A*

* As of the dates indicated, a parallel shift of the U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     During first quarter 2005, Farmer Mac maintained a relatively low level of interest rate sensitivity through ongoing asset and liability management activities. As of March 31, 2005, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 2.4 percent, while a parallel decrease of 100 basis points would have decreased NII by 0.5 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of March 31, 2005, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks as to the parallel shocks. As of March 31, 2005, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the expected life of assets compared to that of liabilities, was plus 1.8 months, compared to plus
0.4 months as of December 31, 2004. Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable. The relative insensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate the effectiveness of the Corporation's approach to managing its interest rate risk exposures.


     As of March 31, 2005, Farmer Mac had $1.4 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $650.5 million were floating-to-fixed rate interest rate swaps, $205.0 million were fixed-to-floating interest rate swaps and $583.3 million were basis swaps.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of March 31, 2005 Farmer Mac had no uncollateralized net exposure to any counterparty.

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

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three months ended March 31, 2005 and 2004:


                                                                                 Contingent
                                      Allowance         REO                      Obligation        Total
                                      for Loan       Valuation      Reserve     for Probable     Allowance
                                       Losses        Allowance     for Losses      Losses        for Losses
                                   -------------- -------------- ------------- --------------  -------------
                                                                 (in thousands)
Balances as of December 31, 2004      $ 4,395            $ -      $ 10,729        $ 1,977       $ 17,101
     Provision for losses                (584)           120          (183)           (38)          (685)
     Net (charge-offs)/recoveries          35           (120)            -              -            (85)
                                   -------------- -------------- ------------- --------------  -------------

Balances as of March 31, 2005         $ 3,846            $ -      $ 10,546        $ 1,939       $ 16,331
                                   -------------- -------------- ------------- --------------  -------------



                                                                                 Contingent
                                      Allowance         REO                      Obligation        Total
                                      for Loan       Valuation      Reserve     for Probable     Allowance
                                       Losses        Allowance     for Losses      Losses        for Losses
                                   -------------- -------------- ------------- --------------  -------------
                                                                 (in thousands)

Balances as of December 31, 2003      $ 5,967          $ 238      $ 13,172        $ 2,676       $ 22,053
     Provision for losses               2,793            375        (1,220)          (333)         1,615
     Net charge-offs                   (1,089)          (420)            -              -         (1,509)
                                   -------------- -------------- ------------- --------------  -------------

Balances as of March 31, 2004         $ 7,671          $ 193      $ 11,952        $ 2,343       $ 22,159
                                   -------------- -------------- ------------- --------------  -------------


     During first quarter 2005, Farmer Mac released $0.7 million from the allowance for losses, compared to provisions of $1.6 million for first quarter 2004. During first quarter 2005, Farmer Mac charged off $130,000 in losses against the allowance for losses and had $45,000 in recoveries for net charge-offs of $85,000. During first quarter 2004, Farmer Mac charged off $1.5 million in losses against the allowance for losses and had $37,000 in recoveries. There was no previously accrued or advanced interest on loans and Farmer Mac I Guaranteed Securities that were charged off in first quarter 2005 and 2004. During first quarter 2005, Farmer Mac received $0.1 million from a seller for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac, which amount Farmer Mac had previously charged off as losses on the associated loan. This recovery was reported as income and is not reflected in the net charge-offs for the three months ended March 31, 2005 presented above. As of March 31, 2005, Farmer Mac's allowance for losses totaled $16.3 million, or 37 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $17.1 million (37 basis points) as of December 31, 2004.

     As of March 31, 2005, Farmer Mac's 90-day delinquencies totaled $45.8 million and represented 1.04 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $57.4 million (1.17 percent) as of March 31, 2004. As of March 31, 2005, Farmer Mac's non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $70.3 million and represented 1.59 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $91.3 million (1.86 percent) as of March 31, 2004. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                         Outstanding
                        Post-1996 Act                                         Less:
                           Loans,              Non-                          REO and
                       Guarantees and      performing                       Performing            90-Day
                           LTSPCs            Assets        Percentage      Bankruptcies        Delinquencies        Percentage
                      ----------------   --------------  -------------   ----------------  --------------------   -------------
                                                             (dollars in thousands)
As of:
   March 31, 2005       $ 4,433,087        $ 70,349         1.59%           $ 24,561            $ 45,788              1.04%
   December 31, 2004      4,642,208          50,636         1.09%             25,353              25,283              0.55%
   September 30, 2004     4,756,839          75,022         1.58%             27,438              47,584              1.01%
   June 30, 2004          4,882,505          69,751         1.43%             36,978              32,773              0.68%
   March 31, 2004         4,922,759          91,326         1.86%             33,951              57,375              1.17%
   December 31, 2003      5,020,032          69,964         1.39%             39,908              30,056              0.60%
   September 30, 2003     4,871,756          84,583         1.74%             37,442              47,141              0.98%
   June 30, 2003          4,875,059          80,169         1.64%             28,883              51,286              1.06%
   March 31, 2003         4,820,887          94,822         1.97%             18,662              76,160              1.58%


     As of March 31, 2005, approximately $1.3 billion (29.8 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.6 billion (32.9 percent) of such loans as of March 31, 2004. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of March 31, 2005, Farmer Mac analyzed $94.1 million of its assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Of the $94.1 million of assets analyzed, $81.7 million were adequately collateralized. For the $12.4 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $0.9 million. Accordingly, Farmer Mac allocated specific allowances of $0.9 million to those under-collateralized assets as of March 31, 2005. As of March 31, 2005, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $15.4 million, bringing the total allowance for losses to $16.3 million.

     As of March 31, 2005, the weighted-average original loan-to-value ("LTV") ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 50 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 55 percent.

     The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:


    Distribution of Post-1996 Act Non-performing
         Assets by Original LTV Ratio
             as of March 31, 2005
----------------------------------------------------
           (dollars in thousands)
                        Post-1996 Act
                        Non-performing
Original LTV Ratio         Assets        Percentage
--------------------   ---------------- ------------
  0.00% to 40.00%        $ 7,308             10%
 40.01% to 50.00%         11,180             16%
 50.01% to 60.00%         32,142             46%
 60.01% to 70.00%         18,226             26%
 70.01% to 80.00%          1,493              2%
 80.01% +                      -              0%
                       ---------------- ------------
              Total     $ 70,349            100%
                       ---------------- ------------

     The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of March 31, 2005 by year of origination, geographic region and commodity.

                Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
----------------------------------------------------------------------------------------------------------------------
                                Distribution of
                                  Outstanding        Outstanding      Post-1996 Act
                                     Loans,             Loans,              Non-             Non-          Specific
                                 Guarantees and     Guarantees and       performing       performing       Allowance
                                     LTSPCs             LTSPCs           Assets (1)       Asset Rate      for Losses
                               ------------------ ------------------ ----------------- ---------------- --------------
                                                            (dollars in thousands)
By year of origination:
  Before 1994                           11%          $ 500,684           $ 3,658             0.73%            $ -
  1994                                   3%            121,245             1,436             1.18%              -
  1995                                   3%            120,520             2,787             2.31%             15
  1996                                   6%            276,797             6,026             2.18%            220
  1997                                   8%            333,426            11,857             3.56%             74
  1998                                  12%            539,898            12,216             2.26%            335
  1999                                  12%            540,729            13,126             2.43%            218
  2000                                   7%            309,027             8,792             2.85%              -
  2001                                  11%            491,655             9,655             1.96%              -
  2002                                  12%            548,008               796             0.15%              -
  2003                                  10%            432,524                 -             0.00%              -
  2004                                   4%            174,319                 -             0.00%              -
  2005                                   1%             44,255                 -             0.00%              -
                               ------------------ ------------------ ----------------- ---------------- --------------
Total                                  100%        $ 4,433,087          $ 70,349             1.59%          $ 862
                               ------------------ ------------------ ----------------- ---------------- --------------
By geographic region (2):
  Northwest                             21%          $ 909,372          $ 39,756             4.37%          $ 708
  Southwest                             46%          2,035,727            18,412             0.90%            118
  Mid-North                             13%            573,555             3,201             0.56%             36
  Mid-South                              6%            278,546             6,782             2.43%              -
  Northeast                              8%            372,244             1,369             0.37%              -
  Southeast                              6%            263,643               829             0.31%              -
                               ------------------ ------------------ ----------------- ---------------- --------------
Total                                  100%        $ 4,433,087          $ 70,349             1.59%          $ 862
                               ------------------ ------------------ ----------------- ---------------- --------------

By commodity:
  Crops                                 43%        $ 1,935,377          $ 24,817             1.28%            $ -
  Permanent plantings                   26%          1,173,258            32,059             2.73%            862
  Livestock                             23%          1,009,323             9,259             0.92%              -
  Part-time farm                         7%            291,832             4,057             1.39%              -
  Other                                  1%             23,297               157             0.67%              -
                               ------------------ ------------------ ----------------- ---------------- --------------
Total                                  100%        $ 4,433,087          $ 70,349             1.59%          $ 862
                               ------------------ ------------------ ----------------- ---------------- --------------

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

     The following table presents Farmer Mac's cumulative credit losses and current specific allowances relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of March 31, 2005. This information is presented by year of origination, geographic region and commodity. The purpose of this table is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

                Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
                      Relative to all Cumulative Original Loans, Guarantees and LTSPCs
-------------------------------------------------------------------------------------------------------------------
                             Cumulative                                                               Combined
                           Original Loans,     Cumulative        Cumulative         Current          Credit Loss
                             Guarantees        Net Credit           Loss            Specific         and Specific
                             and LTSPCs          Losses             Rate           Allowances       Allowance Rate
                          ----------------  ---------------- ----------------- -----------------  -----------------
                                                          (dollars in thousands)
By year of origination:
  Before 1994              $ 2,026,319            $ -             0.00%              $ -                 0.00%
  1994                         371,921              -             0.00%                -                 0.00%
  1995                         326,036          1,088             0.33%               15                 0.34%
  1996                         633,560          1,503             0.24%              220                 0.27%
  1997                         726,118          2,793             0.38%               74                 0.39%
  1998                       1,079,205          4,241             0.39%              335                 0.42%
  1999                       1,069,550          1,133             0.11%              218                 0.13%
  2000                         666,476          2,345             0.35%                -                 0.35%
  2001                         894,182            650             0.07%                -                 0.07%
  2002                         845,797              -             0.00%                -                 0.00%
  2003                         572,100              -             0.00%                -                 0.00%
  2004                         200,835              -             0.00%                -                 0.00%
  2005                          44,373              -             0.00%                -                 0.00%
                          ----------------  ---------------- ----------------- -----------------  -----------------
Total                        $ 9,456,472     $ 13,753             0.15%            $ 862                 0.15%
                          ----------------  ----------------                   -----------------

By geographic region (1):
  Northwest                  $ 2,044,438     $  6,827             0.33%             $ 708                0.37%
  Southwest                    4,137,620        4,727             0.11%               118                0.12%
  Mid-North                    1,154,462           18             0.00%                36                0.00%
  Mid-South                      503,860        1,890             0.38%                 -                0.38%
  Northeast                      811,203           45             0.01%                 -                0.01%
  Southeast                      804,889          246             0.03%                 -                0.03%
                          ----------------  ---------------- ----------------- -----------------  -----------------
Total                        $ 9,456,472     $ 13,753             0.15%             $ 862                0.15%
                          ----------------  ----------------                   -----------------

By commodity:
  Crops                      $ 4,056,537        $ 224             0.01%               $ -                0.01%
  Permanent plantings          2,431,176        8,996             0.37%               862                0.41%
  Livestock                    2,193,220        4,048             0.18%                 -                0.18%
  Part-time farm                 680,511          485             0.07%                 -                0.07%
  Other                           95,028            -             0.00%                 -                0.00%
                          ----------------  ---------------- ----------------- -----------------  -----------------
Total                        $ 9,456,472     $ 13,753             0.15%             $ 862                0.15%
                          ----------------  -----------------                  -----------------

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

     Debt Issuance. Section 8.6(e) of Farmer Mac's statutory charter (12 U.S.C. ss. 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable amounts for business operations, including adequate liquidity. Farmer Mac funds its program operations primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac's debt obligations consist of discount notes and medium-term notes, including floating rate notes, issued to obtain funds principally to cover the costs of purchasing and holding loans and securities (including Farmer Mac Guaranteed Securities). Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC payments.

     The interest and principal on Farmer Mac's debt are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation. The Corporation's discount notes and medium-term notes are not currently rated by a nationally recognized statistical rating organization (NRSRO). (See "--Regulatory Matters" below.)

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.5 billion was outstanding as of March 31, 2005), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

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

     Farmer Mac maintains a liquidity investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities with rates that adjust within one year, which can be drawn upon for liquidity needs. As of March 31, 2005, Farmer Mac's cash and cash equivalents and investment securities were $424.0 million and $1.1 billion, respectively. In addition, as of March 31, 2005, Farmer Mac held a $728.4 million portfolio of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. Government. As of March 31, 2005, the aggregate of the Farmer Mac II Guaranteed Securities and the liquidity investment portfolio represented 62.5 percent of total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. For first quarter 2005, Farmer Mac maintained an average of greater than 90 days of liquidity.

     Capital. During first quarter 2005, Farmer Mac repurchased 291,454 shares of its Class C Non-Voting Common Stock, at an average price of $20.35 per share, pursuant to the Corporation's previously announced stock repurchase program. These repurchases reduced the Corporation's capital by approximately $5.9 million.

Regulatory Matters

     Regulatory actions continue to affect Farmer Mac's business outlook. Both FCA and the Farm Credit System Insurance Corporation ("FCSIC"), a U.S. Government controlled corporation managed by a three-member board of directors composed of the members of the FCA Board, have cautioned FCS institutions about doing business with GSEs, including Farmer Mac, and FCSIC has raised technical objections to FCS institutions' use of Farmer Mac Farmer Mac Guaranteed Securities swaps.

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

     On August 6, 2004, FCA published a proposed regulation that, if adopted as proposed, could adversely affect Farmer Mac's business by establishing a new risk-weight allocation of capital applicable to Farmer Mac transactions with FCS institutions, which comprise a major segment of Farmer Mac's customer base. The proposed regulation would require FCS institutions to risk-weight assets on their books that are guaranteed by a GSE based on the financial strength rating of the GSE, as determined by an NRSRO. Under the proposed regulation: (a) the 20 percent risk-weight would apply to such assets only if the GSE guarantor had a AAA or AA rating from an NRSRO; (b) an A rating would result in a 50 percent risk-weight; and (c) a lower rating (or no rating) would result in a 100 percent risk-weight. Farmer Mac is currently unrated. Currently, all banking regulators and FCA accord a 20 percent risk-weight to assets backed by guarantees of GSEs such as Fannie Mae, Freddie Mac or Farmer Mac. The proposed regulation was subject to a 90-day public comment period and, as drafted, would have an effective date eighteen months after the final regulation is published.

     If the proposed regulation is adopted as a final rule in its current form and Farmer Mac does not receive a rating of at least AA within the period provided for in the proposed regulation, not only would the benefit to an FCS institution of doing business with Farmer Mac be diminished after the adoption of the regulation, but also, based on the language of the proposed regulation, a significant portion of the current $2.8 billion of outstanding Farmer Mac I guarantees and commitments currently in place with FCS institutions might be subject to early termination. There can be no assurance that the regulation will not be adopted as a final rule in its current form or in a modified form with substantially the same effect. Likewise, Farmer Mac currently is not rated, and there can be no assurance that Farmer Mac would receive a AAA or AA rating from an NRSRO. As set forth in prior disclosures, Farmer Mac disagrees with the proposed regulation as it would affect the Corporation, and has submitted a comment letter to FCA setting forth its position.

Other Matters

     In fourth quarter 2004 and first quarter 2005, Farmer Mac paid a quarterly dividend of $0.10 per share on the Corporation's three classes of common stock - Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock. Each dividend was paid on the last day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the
Corporation and the determination of the board of directors. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements. See "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Farmer Mac's ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Supplemental Information

     The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

                        Farmer Mac Purchases, Guarantees and LTSPCs
---------------------------------------------------------------------------------------------------
                                           Farmer Mac I
                                -----------------------------------
                                    Loans and
                                   Guaranteed
                                   Securities           LTSPCs        Farmer Mac II        Total
                                ----------------  ----------------- ----------------- -------------
                                                          (in thousands)
For the quarter ended:
   March 31, 2005                  $ 18,540           $ 33,282          $ 43,634         $ 95,456
   December 31, 2004                 28,211             34,091            55,122          117,424
   September 30, 2004                23,229             84,097            49,798          157,124
   June 30, 2004                     27,520            127,098            34,671          189,289
   March 31, 2004                    25,444            147,273            34,483          207,200
   December 31, 2003                 25,148            218,097            44,971          288,216
   September 30, 2003                42,760            199,646           106,729          349,135
   June 30, 2003                     65,615            179,025            77,636          322,276
   March 31, 2003                    59,054            166,574            41,893          267,521

For the year ended:
   December 31, 2004                104,404            392,559           174,074          671,037
   December 31, 2003                192,577            763,342           271,229        1,227,148

                                    Outstanding Balance of Farmer Mac Loans,
                                            Guarantees and LTSPCs (1)
---------------------------------------------------------------------------------------------------------------
                                               Farmer Mac I
                           --------------------------------------------------
                                    Post-1996 Act
                           --------------------------------
                               Loans and
                              Guaranteed
                              Securities         LTSPCs        Pre-1996 Act     Farmer Mac II        Total
                           ---------------- ---------------- ---------------- ----------------  ---------------
                                                              (in thousands)
As of:
     March 31, 2005          $ 2,247,595      $ 2,209,792        $ 17,236        $ 777,465       $ 5,252,088
     December 31, 2004         2,371,405        2,295,103          18,639          768,542         5,453,689
     September 30, 2004        2,406,133        2,381,006          18,909          742,474         5,548,522
     June 30, 2004             2,521,026        2,390,779          22,155          715,750         5,649,710
     March 31, 2004            2,566,412        2,382,648          22,261          722,978         5,694,299
     December 31, 2003         2,696,530        2,348,702          24,734          729,470         5,799,436
     September 30, 2003 (2)    2,721,775        2,174,182          25,588          720,584         5,642,129
     June 30, 2003             2,108,180        2,790,480          28,057          668,899         5,595,616
     March 31, 2003            2,111,861        2,732,620          29,216          650,152         5,523,849

(1) Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II guaranteed portions are guaranteed by the USDA.

(2) The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $722.3 million of existing LTSPCs to a Farmer Mac I Guaranteed Security during third quarter 2003 at the request of a program participant, Farm Credit West, ACA, of which Farmer Mac director Kenneth A. Graff is President.

                                   Outstanding Balance of Loans Held and Loans Underlying
                                      On-Balance Sheet Farmer Mac Guaranteed Securities
-----------------------------------------------------------------------------------------------------------------------
                                                                                                           Total
                               Fixed Rate                5-to-10-Year         1-Month-to-3-Year           Held in
                         (10-yr. wtd. avg. term)        ARMs & Resets               ARMs                 Portfolio
                         -----------------------   ----------------------  ----------------------   -------------------
                                                                 (in thousands)
As of:
     March 31, 2005            $ 828,985                $ 822,275               $ 492,358              $ 2,143,618
     December 31, 2004           763,210                  923,520                 533,686                2,220,416
     September 30, 2004          753,205                  929,641                 520,246                2,203,092
     June 30, 2004               782,854                  978,531                 529,654                2,291,039
     March 31, 2004              818,497                  978,263                 548,134                2,344,894
     December 31, 2003           860,874                1,045,217                 542,024                2,448,115
     September 30, 2003          865,817                1,037,168                 535,915                2,438,900
     June 30, 2003               889,839                1,064,824                 511,700                2,466,363
     March 31, 2003              880,316                1,057,310                 515,910                2,453,536

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


Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2005. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective.

     Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   Farmer Mac is not a party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


          (a) Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933. On January 4, 2005, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting
               Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 639 shares of its Class C Non-Voting Common Stock, at an issue price of $23.30 per share, to the eight directors who elected to receive such stock in lieu of their cash retainers.

          (b)  Not applicable.

          (c) As shown in the table below, Farmer Mac repurchased 291,454 shares of its Class C Non-Voting Common Stock during first quarter 2005 at an average price of $20.35 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

                               Issuer Purchases of Equity Securities
---------------------------------------------------------------------------------------------------------------
                                                                       Total Number of
                                                                        Class C Shares        Maximum Number
                                         Total Number      Average     Purchased as Part    of Class C Shares
                                          of Class C      Price Paid      of Publicly        that May Yet Be
                                            Shares        per Class        Announced         Purchased Under
               Period                      Purchased       C Share         Program*            the Program
------------------------------------   ---------------- ------------ -------------------- ---------------------
January 1, 2005 - January 31, 2005           80,350       $ 21.92           80,350               675,902
February 1, 2005 - February 28, 2005        112,398         20.55          112,398               563,504
March 1, 2005 - March 31, 2005               98,706         18.83           98,706               464,798

                                       ---------------- ------------ -------------------- ---------------------
    Total                                   291,454       $ 20.35          291,454               464,798
                                       ---------------- ------------ -------------------- ---------------------

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

*    4.2 -     Specimen  Certificate for Farmer Mac Class  B Voting Common Stock
               (Form 10-Q filed May 15, 2003).

*    4.3 -     Specimen  Certificate for  Farmer  Mac Class C  Non-Voting Common
               Stock (Form 10-Q filed May 15, 2003).

*    4.4 -     Certificate of Designation of Terms and  Conditions of Farmer Mac
               6.40%  Cumulative  Preferred  Stock, Series  A  (Form  10-Q filed
               May 15, 2003).

+*   10.1 -    Stock Option  Plan (Previously filed as Exhibit 19.1 to Form 10-Q filed August 14, 1992).


_____________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+*   10.1.1 -  Amendment  No. 1  to  Stock  Option  Plan  (Previously  filed  as
               Exhibit 10.2 to Form 10-Q filed August 16, 1993).

+*   10.1.2 -  1996  Stock  Option  Plan  (Form  10-Q   filed  August 14, 1996).


+*   10.1.3 -  Amended  and  Restated  1997  Incentive  Plan  (Form  10-Q  filed
               November 14, 2003).

+*   10.1.4 -  Form  of  stock option  award agreement under 1997 Incentive Plan
               (Form 10-K filed March 16, 2005).

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

_____________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

_____________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+*   10.4.5 -  Amendment  No. 5 dated as of June 6, 2002 to  Employment Contract between  Tom  D.  Stenson  and  the  Registrant  (Form 10-Q filed
               August 14, 2002).
_____________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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
               between Zions First  National Bank and the  Registrant (Form 10-Q
               filed November 14, 2002).
_____________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

_____________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*   10.13.2  - Amendment  No. 2 dated  as  of  September  1, 2002  to  Long Term
               Standby Commitment to Purchase dated as of August 1, 1998, as amended by Amendment No. 1 dated as of January 1, 2000, between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*   10.14   -  Lease  greement, dated June 28, 2001 between EOP - Two Lafayette,
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

**  31.1    -  Certification  of  Chief  Executive  Officer   relating  to   the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  31.2    -  Certification   of   Chief  Financial  Officer  relating  to  the
               Registrant's  Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  32       - Certification  of  Chief Executive  Officer  and  Chief Financial
               Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________
*        Incorporated by reference to the indicated prior filing.
**       Filed herewith.
+        Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION


May 10, 2005

                                 By:       /s/ Henry D. Edelman
                                     ------------------------------------------
                                          Henry D. Edelman
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                          /s/ Nancy E. Corsiglia
                                     ------------------------------------------
                                          Nancy E. Corsiglia
                                          Vice President - Finance
                                          (Principal Financial Officer)