Form 10-Q
period 2005-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2005-08-09
CIK 845877

As filed with the Securities and Exchange Commission on
--------------------------------------------------------------------------------
                                 August 9, 2005
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Yes   [X]               No    [  ]

     As of August 1, 2005, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,724,725 shares of Class C Non-Voting Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

     The following interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by such rules and regulations. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2004 consolidated financial statements of Farmer Mac included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

     The  following  information   concerning  Farmer  Mac's  interim  unaudited
condensed consolidated financial statements is included in this report beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of June 30, 2005 and
        December 31, 2004..............................................3
      Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004...................4
      Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2005 and 2004...........................5
      Notes to Condensed Consolidated Financial Statements.............6

                               FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (unaudited)

                                                                    June 30,         December 31,
                                                                -----------------  -----------------
                                                                      2005               2004
                                                                -----------------  -----------------
                                                                          (in thousands)
Assets:
   Cash and cash equivalents                                        $ 390,075          $ 430,504
   Investment securities                                            1,183,214          1,056,143
   Farmer Mac Guaranteed Securities                                 1,334,747          1,376,847
   Loans held for sale                                                 23,253             15,281
   Loans held for investment                                          815,302            871,988
    Allowance for loan losses                                          (3,670)            (4,395)
                                                                -----------------  -----------------
     Loans, net                                                       834,885            882,874
  Real estate owned                                                     3,566              3,845
   Financial derivatives                                                3,140              1,499
   Interest receivable                                                 49,808             58,131
   Guarantee and commitment fees receivable                            19,112             19,871
   Deferred tax asset, net                                              5,464              6,518
   Prepaid expenses and other assets                                    7,144             10,585
                                                                -----------------  -----------------
     Total Assets                                                 $ 3,831,155        $ 3,846,817
                                                                -----------------  -----------------
Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
    Due within one year                                           $ 2,533,323        $ 2,620,172
    Due after one year                                                942,109            862,201
                                                                -----------------  -----------------
     Total notes payable                                            3,475,432          3,482,373

   Financial derivatives                                               43,924             47,793
   Accrued interest payable                                            22,764             25,511
   Guarantee and commitment obligation                                 17,059             16,869
   Accounts payable and accrued expenses                               22,786             26,690
   Reserve for losses                                                  10,519             10,729
                                                                -----------------  -----------------
     Total Liabilities                                              3,592,484          3,609,965
                                                                -----------------  -----------------
Stockholders' Equity:
   Preferred stock:
    Series A, stated at redemption/liquidation value,
     $50 per share, 700,000 shares authorized, issued
     and outstanding                                                   35,000             35,000
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 shares issued and outstanding                            1,031              1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding                                500                500
    Class C Non-Voting, $1 par value, no maximum authorization,
     9,767,893 and 10,291,041 shares issued and outstanding
     as of June 30, 2005 and December 31, 2004, respectively            9,768             10,291
   Additional paid-in capital                                          84,248             87,777
   Accumulated other comprehensive income/(loss)                          425               (882)
   Retained earnings                                                  107,699            103,135
                                                                -----------------  -----------------
     Total Stockholders' Equity                                       238,671            236,852
                                                                -----------------  -----------------

     Total Liabilities and Stockholders' Equity                   $ 3,831,155        $ 3,846,817
                                                                -----------------  -----------------


                     See accompanying notes to condensed consolidated financial statements.


                                  FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                 (in thousands, except per share amounts)


                                                           Three Months Ended                Six Months Ended
                                                   ----------------------------------- -----------------------------
                                                     June 30, 2005      June 30, 2004   June 30, 2005  June 30, 2004
                                                   -----------------  ---------------- -------------- --------------

Interest income:
   Investments and cash equivalents                    $ 14,765           $ 8,109       $ 27,352       $ 16,445
   Farmer Mac Guaranteed Securities                      17,773            16,239         34,854         32,866
   Loans                                                 11,470            12,565         23,591         26,690
                                                   -----------------  ---------------- -------------- --------------
    Total interest income                                44,008            36,913         85,797         76,001

Interest expense                                         35,886            29,074         69,869         58,695
                                                   -----------------  ---------------- -------------- --------------

Net interest income                                       8,122             7,839         15,928         17,306
   Recovery/(provision) for loan losses                     203               230            787         (2,564)
                                                   -----------------  ---------------- -------------- --------------
Net interest income after provision/recovery
   for loan losses                                        8,325             8,069         16,715         14,742
Guarantee and commitment fees                             4,889             5,251          9,845         10,473
Gains/(losses) on financial derivatives
   and trading assets                                     3,755            (6,152)         2,045         (2,903)
Gain on sale of Farmer Mac Guaranteed Securities              -               367              -            367
Gains/(losses) on the sale of real estate owned             (67)               30            (80)          (252)
Representation and warranty claims income                     -             1,816             79          1,816
Other income                                                367               144            687            666
                                                   -----------------  ---------------- -------------- --------------
    Total revenues                                       17,269             9,525         29,291         24,909
                                                   -----------------  ---------------- -------------- --------------
Expenses:
   Compensation and employee benefits                     1,899             1,717          3,675          3,512
   General and administrative                             2,275             1,820          4,264          3,893
   Regulatory fees                                          576               649          1,152          1,061
   Real estate owned operating costs, net                    59               268             37            343
   Provision/(recovery) for losses                          (91)            1,845           (192)           667
                                                   -----------------  ---------------- -------------- --------------
    Total operating expenses                              4,718             6,299          8,936          9,476
                                                   -----------------  ---------------- -------------- --------------
Income before income taxes                               12,551             3,226         20,355         15,433

Income tax expense                                        3,780               706          6,112          4,526
                                                   -----------------  ---------------- -------------- --------------
Net income                                                8,771             2,520         14,243         10,907
                                                   -----------------  ---------------- -------------- --------------
Preferred stock dividends                                  (560)             (560)        (1,120)        (1,120)
                                                   -----------------  ---------------- -------------- --------------
Net income available to common stockholders             $ 8,211           $ 1,960       $ 13,123        $ 9,787
                                                   -----------------  ---------------- -------------- --------------
Earnings per common share:
   Basic earnings per common share                       $ 0.72            $ 0.16         $ 1.14         $ 0.81
   Diluted earnings per common share                     $ 0.72            $ 0.16         $ 1.13         $ 0.80
   Common stock dividends per common share               $ 0.10            $    -         $ 0.20         $    -

                     See accompanying notes to condensed consolidated financial statements.


                                   FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                 (in thousands)

                                                                                      Six Months Ended
                                                                            ------------------------------------
                                                                              June 30, 2005      June 30, 2004
                                                                            ----------------- ------------------
Cash flows from operating activities:
   Net income                                                                    $ 14,243           $ 10,907
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                           1,267                906
    Amortization of debt premiums, discounts and issuance costs                    26,960             13,791
    Proceeds from repayment of trading investment securities                        1,525              2,516
    Purchase of loans held for sale                                               (38,922)           (37,987)
    Proceeds from repayment loans held for sale                                     6,643              6,979
    Net change in fair value of trading securities and derivatives                 (1,454)             3,869
    Amortization of settled financial derivatives contracts                           932                541
    Gain on sale of Farmer Mac Guaranteed Securities                                    -               (367)
    Losses on the sale of real estate owned                                            80                252
    Total provision for losses                                                       (979)             3,231
    Decrease in interest receivable                                                 8,323              7,207
    Decrease/(increase) in guarantee and commitment fees receivable                   759             (1,669)
    Increase in other assets                                                       (1,700)            (7,913)
    Decrease in accrued interest payable                                           (2,747)            (1,141)
    Decrease in other liabilities                                                  (3,436)            (8,287)
                                                                            ----------------- ------------------
      Net cash (used in)/provided by operating activities                          11,494             (7,165)

Cash flows from investing activities:
   Purchases of available-for-sale investment securities                       (1,026,241)          (359,853)
   Purchases of Farmer Mac II Guaranteed Securities and
    AgVantage bonds                                                               (92,834)           (80,216)
   Purchases of loans held for investment                                               -            (14,977)
   Purchases of defaulted loans                                                    (3,804)            (8,999)
   Proceeds from repayment of investment securities                               899,988            359,157
   Proceeds from repayment of Farmer Mac Guaranteed Securities                    127,460            149,958
   Proceeds from repayment of loans                                                69,781             71,384
   Proceeds from sale of loans and Farmer Mac Guaranteed Securities                22,012             63,408
   Proceeds from sale of real estate owned                                            572              8,029
                                                                            ----------------- ------------------
    Net cash (used in)/provided by investing activities                            (3,066)           187,891

Cash flows from financing activities:
   Proceeds from issuance of discount notes                                    22,405,440         36,433,510
   Proceeds from issuance of medium-term notes                                    204,183            650,881
   Payments to redeem discount notes                                          (22,304,773)       (37,108,240)
   Payments to redeem medium-term notes                                          (339,840)          (199,020)
   Settlement of financial derivatives                                               (136)               154
   Proceeds from common stock issuance                                                650                937
   Purchases of common stock                                                      (10,965)                 -
   Cash dividends paid                                                             (3,416)            (1,120)
                                                                            ----------------- ------------------
    Net cash used in financing activities                                         (48,857)          (222,898)
                                                                            ----------------- ------------------
   Net decrease in cash and cash equivalents                                      (40,429)           (42,172)

   Cash and cash equivalents at beginning of period                               430,504            623,674
                                                                            ----------------- ------------------
   Cash and cash equivalents at end of period                                   $ 390,075          $ 581,502
                                                                            ----------------- ------------------

                         See accompanying notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

(a)   Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2005 and 2004.

                                                               Six Months Ended
                                                      ----------------------------------
                                                       June 30, 2005     June 30, 2004
                                                      ----------------   ---------------
                                                               (in thousands)
Cash paid for:
   Interest                                               $ 33,295          $ 31,632
   Income taxes                                              6,700             5,500
Non-cash activity:
   Real estate owned acquired through foreclosure              460             5,732
   Loans acquired and securitized as Farmer Mac
     Guaranteed Securities                                  22,012            51,908

     (b) Allowance for Losses

     As of June 30, 2005, Farmer Mac maintained a $16.1 million allowance and contingent obligation for probable losses ("allowance for losses") to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying long-term standby purchase commitments ("LTSPCs") and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the "1996 Act") in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5") and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended ("SFAS 114"). The methodology for determining the allowance for losses is the same for loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs because Farmer Mac believes the ultimate credit risk is substantially the same, i.e., the underlying agricultural mortgage loans all meet the same credit underwriting and appraisal standards.

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

     The table below summarizes the components of Farmer Mac's allowance for losses as of June 30, 2005 and December 31, 2004.

                                                                    June 30,          December 31,
                                                                      2005                2004
                                                                ----------------   -----------------
                                                                          (in thousands)
Allowance for loan losses                                           $ 3,670             $ 4,395
Real estate owned valuation allowance                                     -                   -
Reserve for losses:
      On-balance sheet Farmer Mac I Guaranteed Securities             1,822               1,973
      Off-balance sheet Farmer Mac I Guaranteed Securities            1,033               1,004
      LTSPCs                                                          7,664               7,752
Contingent obligation for probable losses                             1,875               1,977
                                                                ----------------   -----------------
      Total                                                        $ 16,064            $ 17,101
                                                                ----------------   -----------------

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

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and six months ended June 30, 2005 and 2004:

                                                                         June 30, 2005
                                           -------------------------------------------------------------------------
                                                                                        Contingent
                                             Allowance         REO                      Obligation        Total
                                             for Loan       Valuation      Reserve     for Probable     Allowance
                                              Losses        Allowance     for Losses      Losses       for Losses
                                           -------------- -------------- ------------- -------------- --------------
                                                                         (in thousands)
Three Months Ended:
Beginning balance                             $ 3,846            $ -       $10,546        $ 1,939       $ 16,331
     Provision/(recovery) for losses             (203)             -           (27)           (64)          (294)
     Net (charge-offs)/recoveries                  27              -             -              -             27
                                           -------------- -------------- ------------- -------------- --------------
Ending balance                                $ 3,670            $ -       $10,519        $ 1,875       $ 16,064
                                           -------------- -------------- ------------- -------------- --------------
Six Months Ended:
Beginning balance                             $ 4,395            $ -       $10,729        $ 1,977       $ 17,101
     Provision/(recovery) for losses             (787)           120          (210)          (102)          (979)
     Net (charge-offs)/recoveries                  62           (120)            -              -            (58)
                                           -------------- -------------- ------------- -------------- --------------
Ending balance                                $ 3,670            $ -       $10,519        $ 1,875       $ 16,064
                                           -------------- -------------- ------------- -------------- --------------

                                                                         June 30, 2004
                                           -------------------------------------------------------------------------
                                                                                        Contingent
                                             Allowance         REO                      Obligation        Total
                                             for Loan       Valuation      Reserve     for Probable     Allowance
                                              Losses        Allowance     for Losses      Losses       for Losses
                                           ----------------------------- ------------- -------------- --------------
                                                                         (in thousands)
Three Months Ended:
Beginning balance                             $ 7,671          $ 193       $11,952        $ 2,343       $ 22,159
     Provision/(recovery) for losses             (230)           452         1,235            158          1,615
     Net charge-offs                           (1,876)          (100)            -              -         (1,976)
                                           -------------- -------------- ------------- -------------- --------------
Ending balance                                $ 5,565          $ 545       $13,187        $ 2,501       $ 21,798
                                           -------------- -------------- ------------- -------------- --------------
Six Months Ended:
Beginning balance                             $ 5,967          $ 238       $13,172        $ 2,676       $ 22,053
     Provision/(recovery) for losses            2,564            827            15           (175)         3,231
     Net charge-offs                           (2,966)          (520)            -              -         (3,486)
                                           -------------- -------------- ------------- -------------- --------------
Ending balance                                $ 5,565          $ 545       $13,187        $ 2,501       $ 21,798
                                           -------------- -------------- ------------- -------------- --------------


     As of June 30, 2005, Farmer Mac analyzed its $90.9 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Of the $90.9 million of assets analyzed, $84.4 million were adequately collateralized. For the $6.5 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $0.8 million. Accordingly, Farmer Mac recorded specific allowances of $0.8 million for those under-collateralized assets as of June 30, 2005. As of June 30, 2005, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $15.3 million, bringing the total allowance for losses to $16.1 million.

     The balance of impaired assets, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired assets as of June 30, 2005 and December 31, 2004 are summarized in the following table:


                                                    June 30, 2005                           December 31, 2004
                                        ---------------------------------------- ----------------------------------------
                                                        Specific        Net                     Specific        Net
                                           Balance      Allowance     Balance      Balance      Allowance     Balance
                                        -------------- -----------  ------------ ------------ ------------- -------------
                                                                         (in thousands)
Impaired assets:
      Specific allowance for losses         $ 6,479      $ (759)      $ 5,720     $ 12,871      $ (1,433)     $ 11,438
      No specific allowance for losses       84,455           -        84,455       82,762             -        82,762
                                        -------------- -----------  ------------ ------------ -------------  ------------
           Total                           $ 90,934      $ (759)     $ 90,175     $ 95,633      $ (1,433)     $ 94,200
                                        -------------- -----------  ------------ ------------ -------------  ------------

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

     The  following  table  summarizes   information  related  to  Farmer  Mac's
financial derivatives as of June 30, 2005 and December 31, 2004:


                                                                    June 30, 2005
                     --------------------------------------------------------------------------------------------------------------
                          Cash Flow Hedges           Fair Value Hedges         No Hedge Designation               Total
                     -------------------------- --------------------------  -------------------------- ----------------------------
                        Notional    Fair Value     Notional    Fair Value      Notional    Fair Value     Notional      Fair Value
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------
                                                                   (in thousands)
Interest rate swaps:
    Pay-fixed          $ 599,995    $ (40,009)          $ -          $ -       $ 36,623         $ 69      $ 636,618     $ (39,940)
    Receive-fixed              -            -        55,000       (1,124)       100,000        1,704        155,000           580
    Basis                241,268         (600)            -            -        416,154         (831)       657,422        (1,431)
Agency forwards           46,938           (6)            -            -          9,793           13         56,731             7
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------
Total                  $ 888,201    $ (40,615)     $ 55,000     $ (1,124)     $ 562,570        $ 955     $1,505,771     $ (40,784)
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------


                                                                 December 31, 2004
                      -------------------------------------------------------------------------------------------------------------
                            Cash Flow Hedges          Fair Value Hedges        No Hedge Designation                Total
                      --------------------------- ------------------------- -------------------------- ----------------------------
                        Notional      Fair Value    Notional    Fair Value     Notional    Fair Value      Notional     Fair Value
                      ------------  ------------- ------------ ------------ ------------- ------------ --------------- ------------
                                                                   (in thousands)
Interest rate swaps:
    Pay-fixed          $ 610,324      $ (43,386)         $ -          $ -      $ 29,152        $ (11)      $ 639,476    $ (43,397)
    Receive-fixed              -              -      105,000       (2,212)      100,000         (272)        205,000       (2,484)
    Basis                261,985           (780)           -            -       389,679          226         651,664         (554)
Agency forwards           20,005            127            -            -         6,920           14          26,925          141
                      ------------  ------------- ------------ ------------ ------------- ------------ --------------- ------------
Total                  $ 892,314      $ (44,039)   $ 105,000     $ (2,212)    $ 525,751        $ (43)    $ 1,523,065    $ (46,294)
                      ------------  ------------- ------------ ------------ ------------- ------------ --------------- ------------


     As of June 30, 2005, Farmer Mac had approximately $32.0 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $5.9 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings. For the quarter ended June 30, 2005, any ineffectiveness related to Farmer Mac's designated hedges was insignificant.

     (d) Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share are based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share ("EPS") for the three and six months ended June 30, 2005 and 2004:

                                                June 30, 2005                      June 30, 2004
                                      ---------------------------------  ---------------------------------
                                                   Dilutive                          Dilutive
                                                    stock    Diluted                   stock    Diluted
                                       Basic EPS   options     EPS        Basic EPS   options     EPS
                                      ---------------------------------  ---------------------------------
                                                  (in thousands, except per share amounts)
Three Months Ended:
   Net income available to             $ 8,211              $ 8,211        $ 1,960               $ 1,960
    common stockholders
   Weighted average shares              11,409     42        11,451         12,089      131       12,220
   Earnings per common share            $ 0.72               $ 0.72         $ 0.16                $ 0.16

Six Months Ended:
   Net income available to             $13,123              $13,123        $ 9,787               $ 9,787
    common stockholders
   Weighted average shares              11,548     56        11,604         12,077       169      12,246
   Earnings per common share            $ 1.14               $ 1.13         $ 0.81                $ 0.80

     During second quarter 2005, Farmer Mac repurchased 272,988 shares of its Class C Non-Voting Common Stock at an average price of $18.36 per share pursuant to the Corporation's previously announced stock repurchase program. These repurchases reduced the Corporation's capital by approximately $5.0 million. During the six months ended June 30, 2005, Farmer Mac repurchased 564,442 shares of its Class C Non-Voting Common Stock at an average price of $19.38 leading to a reduction in capital of approximately $11.0 million.

     (e) Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS 123"). Accordingly, no compensation expense was recognized in second quarter 2005 or second quarter 2004 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the three and six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table:

                                              Three Months Ended              Six Months Ended
                                        ------------------------------- ------------------------------
                                         June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                        --------------- --------------- --------------- --------------
                                                  (in thousands, except per share amounts)
Net income available to common
  stockholders, as reported                 $ 8,211         $ 1,960        $ 13,123        $ 9,787
Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes               -               6               -             11
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of tax                 (1,663)           (486)         (1,663)          (491)
Pro forma net income available to
  common stockholders                   --------------- --------------- --------------- --------------
                                            $ 6,548         $ 1,480        $ 11,460        $ 9,307
                                        --------------- --------------- --------------- --------------
Earnings per common share:
  Basic - as reported                        $ 0.72          $ 0.16          $ 1.14         $ 0.81
  Basic - pro forma                          $ 0.57          $ 0.12          $ 0.99         $ 0.77

  Diluted - as reported                      $ 0.72          $ 0.16          $ 1.13         $ 0.80
  Diluted - pro forma                        $ 0.57          $ 0.12          $ 0.99         $ 0.76

     The following table summarizes stock option activity for the three and six months ended June 30, 2005 and 2004:

                                                  June 30, 2005                     June 30, 2004
                                          --------------------------------  -----------------------------
                                                             Weighted-                        Weighted-
                                                              Average                         Average
                                                             Exercise                         Exercise
                                               Shares          Price            Shares         Price
                                          --------------- ----------------  --------------  -------------
Three Months Ended:
Outstanding, beginning of period              1,803,484      $ 22.72           1,557,355     $ 23.00
  Granted                                       432,561        20.59              90,000       22.11
  Exercised                                     (38,066)       14.01             (26,000)      20.75
  Canceled                                      (56,679)       26.59             (34,699)      22.26
                                          --------------- ----------------  --------------  -------------
Outstanding, end of period                    2,141,300      $ 22.30           1,586,656     $ 23.01
                                          --------------- ----------------  --------------  -------------

Six Months Ended:
Outstanding, beginning of period              1,812,222      $ 22.67           1,575,980      $ 22.92
  Granted                                       432,561        20.59              90,000        22.11
  Exercised                                     (39,803)       14.11             (42,124)       18.02
  Canceled                                      (63,680)       26.34             (37,200)       22.79
                                          --------------- ----------------  --------------  -------------
Outstanding, end of period                    2,141,300      $ 22.30           1,586,656      $ 23.01
                                          --------------- ----------------  --------------  -------------

Options exercisable at end of period          1,397,755                        1,395,288
                                          ---------------                   --------------

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


Note 2.  Farmer Mac Guaranteed Securities

     The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of June 30, 2005 and December 31, 2004.

                                    June 30, 2005                                    December 31, 2004
                    ------------------------------------------------ -------------------------------------------------
                      Available-       Held-to-                        Available-        Held-to-
                       for-Sale        Maturity          Total          for-Sale         Maturity          Total
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------
                                                             (in thousands)
Farmer Mac I            $ 554,098         $ 40,607       $ 594,705        $ 620,501        $ 42,911        $ 663,412
Farmer Mac II                   -          740,042         740,042                -         713,435          713,435
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------
    Total               $ 554,098        $ 780,649     $ 1,334,747        $ 620,501       $ 756,346      $ 1,376,847
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------

Amortized cost          $ 522,711        $ 780,649     $ 1,303,360        $ 585,021       $ 756,346      $ 1,341,367
Unrealized gains           32,910            2,539          35,449           35,660          12,225           47,885
Unrealized losses          (1,523)               -          (1,523)            (180)         (2,038)          (2,218)
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------
    Fair value          $ 554,098        $ 783,188     $ 1,337,286        $ 620,501       $ 766,533      $ 1,387,034
                    --------------- ---------------- --------------- ---------------- ---------------  ---------------

     The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of June 30, 2005.

                                                 June 30, 2005
                                             ---------------------
                                             (dollars in thousands)

Fair value of beneficial interests retained
    in Farmer Mac Guaranteed Securities            $ 1,337,286

Weighted-average remaining life (in years)                 4.6

Weighted-average prepayment speed (annual rate)           11.4%
    Effect on fair value of a 10% adverse change        $ (486)
    Effect on fair value of a 20% adverse change        $ (916)

Weighted-average discount rate                             5.0%
    Effect on fair value of a 10% adverse change     $ (17,366)
    Effect on fair value of a 20% adverse change     $ (34,879)

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

                                    Outstanding Principal           90-Day
                                         Balances                Delinquencies (1)           Net Credit Losses
                                 -------------------------   -------------------------  -------------------------
                                    As of        As of         As of         As of       For the Six Months Ended
                                   June 30,    December 31,   June 30,    December 31,         June 30,
                                 ------------  ------------  -----------  ------------  --------------------------
                                    2005          2004        2005         2004          2005           2004
                                 ------------  -----------   -----------  ------------  -----------  -------------
                                                                 (in thousands)
On-balance sheet assets:
   Farmer Mac I:
     Loans                         $ 828,714    $ 876,866     $ 31,892    $ 24,800        $ (62)       $ 2,966
     Guaranteed Securities           559,286      626,952            -           -            -              -
   Farmer Mac II:
     Guaranteed Securities           739,191      712,653            -           -            -              -
                                 ------------  -----------   -----------  ------------  -----------  -------------
      Total on-balance sheet     $ 2,127,191   $ 2,216,471    $ 31,892    $ 24,800        $ (62)       $ 2,966
                                 ------------  -----------   -----------  ------------  -----------  -------------

Off-balance sheet assets:
   Farmer Mac I:
     LTSPCs                      $ 2,181,896   $ 2,295,103     $ 4,879       $ 483          $ -            $ -
     Guaranteed Securities           827,841      882,282            -           -            -              -
   Farmer Mac II:
     Guaranteed Securities            47,480       55,889            -           -            -              -
                                 ------------  -----------   -----------  ------------  -----------  -------------
      Total off-balance sheet    $ 3,057,217   $ 3,233,274     $ 4,879       $ 483          $ -            $ -
                                 ------------  -----------   -----------  ------------  -----------  -------------
      Total                      $ 5,184,408   $ 5,449,745    $ 36,771    $ 25,283        $ (62)       $ 2,966
                                 ------------  -----------   -----------  ------------  -----------  -------------

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

                                                Six Months Ended
                                     -------------------------------------
                                        June 30, 2005      June 30, 2004
                                     ------------------  -----------------
                                                 (in thousands)
Proceeds from new securitizations         $ 22,012           $ 51,908
Guarantee fees received                        776                688
Purchases of assets from the trusts          1,595              2,433
Servicing advances                               5                 22
Repayment of servicing advances                 21                 21

     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2005 and December 31, 2004, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

                Outstanding Balance of Off-Balance Sheet
                    Farmer Mac Guaranteed Securities
------------------------------------------------------------------------
                                          June 30,        December 31,
                                            2005              2004
                                      -----------------  ---------------
                                                 (in thousands)
Farmer Mac I Guaranteed Securities        $ 827,841        $ 882,282
Farmer Mac II Guaranteed Securities          47,480           55,889
                                      -----------------  ---------------
     Total Farmer Mac I and II            $ 875,321        $ 938,171
                                      -----------------  ---------------

     As of June 30, 2005, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 15.5 years. For the off-balance sheet Farmer Mac I Guaranteed Securities executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses of $1.0 million as of June 30, 2005 and December 31, 2004. For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $5.1 million as of June 30, 2005 and $5.2 million as of December 31, 2004.

Long-Term Standby Purchase Commitments (LTSPCs)

     An LTSPC is a commitment by Farmer Mac to purchase eligible loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.

     As of June 30, 2005 and December 31, 2004, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion and $2.3 billion, respectively. For all LTSPC transactions to date, Farmer Mac has incurred a charge-off on two loans.

     As of June 30, 2005, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.4 years. For the LTSPCs executed on or before December 31, 2002, Farmer Mac has recorded an allowance for probable losses on loans underlying LTSPCs of $7.7 million as of June 30, 2005 and $7.8 million as of December 31, 2004. For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $10.1 million as of June 30, 2005 and $9.7 million as of December 31, 2004.

Note 4.  Comprehensive Income

     Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth Farmer Mac's other comprehensive income for the three and six months ended June 30, 2005 and 2004.

                                                                    Three Months Ended                Six Months Ended
                                                              -------------------------------  -------------------------------
                                                               June 30, 2005   June 30, 2004    June 30, 2005   June 30, 2004
                                                              --------------- ---------------  --------------- ---------------
                                                                       (in thousands)                   (in thousands)
Net income available to common stockholders                        $ 8,211         $ 1,960         $ 13,123         $ 9,787
   Unrealized gains/(losses) on securities:
     Unrealized holding gains/(losses) arising during
        the period                                                  14,655         (26,287)          (1,702)        (18,854)
     Less: reclassification adjustment for gains/(losses)
        included in net income                                         (47)            385              (47)            438
                                                              --------------- ---------------  --------------- ---------------
   Unrealized gains/(losses) on securities                          14,702         (26,672)          (1,655)        (19,292)
   Cash flow hedging instruments:
     Unrealized gains/(losses)                                     (15,648)         40,087            3,256          20,566
     Less: amortization of losses on forward sale
        contracts into interest expense                               (452)           (387)            (905)           (760)
     Less: impact of realized gains/(losses) related to
        de-designated cash flow hedges                                 (74)         (1,168)             494          (1,168)
                                                              --------------- ---------------  --------------- ---------------
   Cash flow hedging instruments                                   (15,122)         41,642            3,667          22,494

   Deferred compensation                                                 -               9                -              23
                                                              --------------- ---------------  --------------- ---------------
   Other compehensive income before tax                               (420)         14,978            2,012           3,225

   Income tax related to items of other comprehensive
        income                                                        (146)          5,242              705           1,129
                                                              --------------- ---------------  --------------- ---------------
Other comprehensive income/(loss), net of tax                         (274)          9,736            1,307           2,096
                                                              --------------- ---------------- --------------- ---------------
Comprehensive income available to common stockholders              $ 7,937        $ 11,696         $ 14,430        $ 11,883
                                                              --------------- ---------------  --------------- ---------------

Note 5. Investments

     As of the dates indicated below, Farmer Mac's investment portfolio was comprised of the following:

                         June 30,        December 31,
                           2005              2004
                     ---------------   ----------------
                             (in thousands)

Held-to-maturity          $ 10,604           $ 10,604
Available-for-sale       1,164,329          1,035,695
Trading                      8,281              9,844
                     ---------------   ----------------
                       $ 1,183,214        $ 1,056,143
                     ---------------   ----------------

     The amortized cost and estimated fair values (based on quoted market prices) of investments as of June 30, 2005 and December 31, 2004 were as follows.

                                                   As of June 30, 2005                            As of December 31, 2004
                             ---------------------------------------------------- -------------------------------------------------
                               Amortized    Unrealized   Unrealized                Amortized   Unrealized    Unrealized
                                 Cost         Gain         Losses     Fair Value     Cost         Gain        Losses    Fair Value
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------
                                                                          (in thousands)
Held-to-maturity:
 Cash investment in
   fixed rate guaranteed
   investment contract          $ 10,604      $ 135         $ -       $ 10,739      $ 10,604      $ 282         $ -       $ 10,886
                             ------------- -----------  ----------- ------------- ------------ ----------   -----------  ----------
   Total held-to-maturity       $ 10,604      $ 135         $ -       $ 10,739      $ 10,604      $ 282         $ -       $ 10,886
                             ------------- -----------  ----------- ------------- ------------ ----------   -----------  ----------

Available-for-sale:
 Floating rate
   asset-backed securities     $ 113,323      $ 817        $ (3)     $ 114,137     $ 113,394      $ 403           $ -    $ 113,797
 Floating rate corporate
   debt securities               295,705        441         (20)       296,126       372,272        398           (68)     372,602
 Fixed rate corporate
   debt securities                44,382          -         (84)        44,298             -          -             -            -
 Floating rate auction
   rate certificates             222,800          -           -        222,800        99,998          2             -      100,000
 Fixed rate preferred
   stock                         240,529     17,257        (366)       257,420       185,257     14,798             -      200,055
 Fixed rate
   commercial paper               27,490          -           -         27,490        22,122          -             -       22,122
 Floating rate mortgage-
   backed securities             201,539        533         (14)       202,058       226,526        598            (5)     227,119
                             ------------- -----------  ----------- ------------- ------------ ----------   -----------  ----------
   Total available-for-sale  $ 1,145,768    $19,048      $ (487)    $1,164,329    $1,019,569    $16,199         $ (73)  $1,035,695
                             ------------- -----------  ----------- ------------- ------------ ----------   -----------  ----------

Trading:
 Adjustable rate mortgage-
   backed securities             $ 8,154      $ 127         $ -        $ 8,281       $ 9,679      $ 165           $ -      $ 9,844
                             ------------- -----------  ----------- ------------- ------------ ----------   -----------  ----------
   Total trading                 $ 8,154      $ 127         $ -        $ 8,281       $ 9,679      $ 165           $ -      $ 9,844
                             ------------- -----------  ----------- ------------- ------------ ----------   -----------  ----------

     As of June 30, 2005, Farmer Mac owned one held-to-maturity investment that matures in 2006 with an amortized cost of $10.6 million, a fair value of $10.7 million, and a yield of 6.15 percent. As of June 30, 2005, Farmer Mac owned trading investment securities that mature after 10 years with an amortized cost of $8.2 million, a fair value of $8.3 million, and a weighted average yield of
4.38 percent. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2005 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

                                   Investment Securities
                                      Available-for-Sale
                        --------------------------------------------
                         Amortized Cost     Fair Value      Yield
                        ---------------- --------------- -----------
                                   (dollars in thousands)
Due within one year         $ 176,345       $ 176,342       3.47%
Due after one year
   through five years         247,020         246,995       4.28%
Due after five years
   through ten years          112,497         121,618       7.07%
Due after ten years           609,906         619,374       4.28%
                       ---------------- ---------------  -----------
   Total                  $ 1,145,768     $ 1,164,329       4.43%
                       ---------------- ---------------- -----------


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

Results of Operations

     Overview. Net income available to common stockholders for second quarter 2005 was $8.2 million or $0.72 per diluted common share, compared to $2.0 million or $0.16 per diluted common share for second quarter 2004. This increase was due principally to the after-tax effects of the $3.8 million gain on financial derivatives in second quarter 2005 compared to losses on financial derivatives of $6.2 million in second quarter 2004 and to the recovery of losses during second quarter 2005 of $0.3 million compared to provisions for losses of $1.6 million during second quarter 2004. Net income available to common stockholders for the six months ended June 30, 2005 was $13.1 million or $1.13 per diluted common share, compared to $9.8 million or $0.80 per diluted common share for the same period in 2004. This increase was due principally to the after-tax effects of the $2.0 million gain on financial derivatives for the six months ended June 30, 2005, compared to losses on financial derivatives of $2.9 million for the same period in 2004.

     As of June 30, 2005, Farmer Mac's 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after changes to Farmer Mac's statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $36.8 million, representing 0.85 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, up from $32.8 million (0.68 percent) as of June 30, 2004.

     As part of Farmer Mac's continuing evaluation of the overall credit quality of its portfolio, the strong U.S. agricultural economy, the recent upward trends in agricultural land values and the reduction in Farmer Mac's outstanding guarantees and commitments, Farmer Mac determined that the appropriate level of allowance for losses as of June 30, 2005 was $16.1 million. This resulted in the release of approximately $0.3 million from the allowance for losses in second quarter 2005. As of June 30, 2005, the allowance for losses was $16.1 million and 37 basis points relative to the outstanding Farmer Mac I portfolio, compared to $17.1 million and 37 basis points as of December 31, 2004 and $21.8 million and 45 basis points as of June 30, 2004.

      During second quarter 2005, Farmer Mac:

     o    added $96.4 million of Farmer Mac I eligible loans under LTSPCs;
     o purchased $20.4 million of newly originated Farmer Mac I eligible loans; and
     o purchased $45.1 million of Farmer Mac II eligible USDA-guaranteed portions of loans.

As of June 30, 2005, Farmer Mac's outstanding program volume was $5.2 billion, which represented approximately 10.9 percent of management's estimate of a $47.8 billion market of eligible agricultural mortgage loans. Farmer Mac's ongoing guarantee and commitment fee income reflects the annuity-like revenue stream of that aspect of the Corporation's business. That fee income is earned on the cumulative outstanding principal balance of Farmer Mac Guaranteed Securities and loans underlying LTSPCs. Accordingly, guarantee and commitment fees increase or decrease through changes in periodic business volume in proportion to the change in that cumulative outstanding principal balance, not in proportion to the change in periodic volume.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was $8.1 million for second quarter 2005 and $15.9 million for the six months ended June 30, 2005, compared to $7.8 million and $17.3 million, respectively, for the same periods in 2004. The net interest yield was 87 basis points for the six months ended June 30, 2005, compared to 87 basis points for the six months ended June 30, 2004. The effect of SFAS 140 was the classification of approximately $1.9 million (10 basis points) of guarantee fee income as interest income for the six months ended June 30, 2005, compared to $2.2 million (11 basis points) for the six months ended June 30, 2004.

     Farmer Mac classifies the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships as gains and losses on financial derivatives and trading assets. For the six months ended June 30, 2005 and 2004, this classification resulted in the decrease of the net interest yield of 3 basis points and 5 basis points, respectively.

     The net interest yields for the six months ended June 30, 2005 and 2004 included the benefits of yield maintenance payments of 17 basis points and 12 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and amounts of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results. For the six months ended June 30, 2005 and 2004, the effects of yield maintenance payments on net income and diluted earnings per share were $2.0 million or $0.17 per diluted share and $1.6 million or $0.13 per diluted share, respectively.

     The table below provides information regarding interest-earning assets and funding for the six months ended June 30, 2005 and 2004. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will decrease or increase accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.

     The low average rate earned on cash and cash equivalents reflects the relatively low level of short-term interest rates in 2005 and 2004, and an increase in short-term market rates during the first two quarters of 2005. The increase in the average rate for investments reflects the general increase in short-term rates and the floating rate nature of most investments acquired or reset during the first two quarters of 2005 and outstanding during the first two quarters of 2005. The higher average rate on loans and Farmer Mac Guaranteed Securities during the first six months of 2005 reflects the increase in market rates during the latter part of 2004 and first part of 2005, which affected the rates on loans acquired or reset during that period and outstanding during the first six months of 2005. The average rates on Farmer Mac's notes payable due within one year are consistent with general trends in average short-term rates during the periods presented. The average rate on notes payable due after one year reflects the retirement of older, higher rate debt, as well as the issuance of new debt at lower relative rates during the latter half of 2004 and first part of 2005 and the relative stability of long-term interest rates during 2005 and 2004.

                                                                           Six Months Ended
                                               ------------------------------------------------------------------------
                                                         June 30, 2005                          June 30, 2004
                                               ------------------------------------ -----------------------------------
                                                  Average     Income/    Average       Average     Income/     Average
                                                  Balance     Expense      Rate        Balance     Expense      Rate
                                               ------------ ---------- -----------  ------------- ----------- ----------
                                                                        (dollars in thousands)
Interest-earning assets
 Cash and cash equivalents                      $ 467,504   $ 6,330      2.71%       $ 636,504     $ 3,606      1.13%
 Investments                                    1,062,979    21,022      3.96%         995,617      12,839      2.58%
 Loans and Farmer Mac Guaranteed Securities     2,138,226    58,445      5.47%       2,343,805      59,556      5.08%
                                               ------------ ---------- -----------  ------------- ----------- ----------
  Total interest-earning assets                 3,668,709    85,797      4.68%       3,975,926      76,001      3.82%
                                               ------------ ----------              ------------- -----------

Funding
  Notes payable due within one year              1,860,505   34,027      3.66%       2,294,421      25,630      2.23%
  Notes payable due after one year               1,608,066   35,842      4.46%       1,489,571      33,065      4.44%
                                               ------------ ---------- -----------  ------------- ----------- ----------
  Total interest-bearing liabilities             3,468,571   69,869      4.03%       3,783,992      58,695      3.10%
  Net non-interest-bearing funding                 200,138                             191,934
                                               ------------ ---------- -----------  ------------- ----------- ----------
  Total funding                                $ 3,668,709   69,869      3.81%     $ 3,975,926      58,695      2.95%
                                               ------------ ---------- -----------  ------------- ----------- ----------
 Net interest income/yield                                 $ 15,928      0.87%                    $ 17,306      0.87%
                                                          ---------- -----------                  ----------- ----------


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

                                                       Six Months Ended June 30, 2005
                                                        Compared to Six Months Ended
                                                               June 30, 2004
                                                --------------------------------------------
                                                     Increase/(Decrease) Due to
                                                --------------------------------------------
                                                     Rate           Volume         Total
                                                --------------- -------------- -------------
                                                                (in thousands)
Income from interest-earning assets
   Cash and cash equivalents                        $ 8,719       $ (5,995)      $ 2,724
   Investments                                        7,262            921         8,183
   Loans and Farmer Mac Guaranteed Securities        18,844        (19,955)       (1,111)
                                                --------------- -------------- -------------
    Total                                            34,825        (25,029)        9,796
   Expense from interest-bearing liabilities         31,685        (20,511)       11,174
                                                --------------- -------------- -------------
   Change in net interest income                    $ 3,140       $ (4,518)     $ (1,378)
                                                --------------- -------------- -------------


     Guarantee and Commitment Fees. Guarantee and commitment fees were $4.9 million for second quarter 2005 and $9.8 million for the six months ended June 30, 2005, compared to $5.3 million and $10.5 million, respectively, for the same periods in 2004. The effects of the adoption of SFAS 140 were classification as interest income of guarantee fees of $0.9 million for second quarter 2005 and $1.9 million for the six months ended June 30, 2005, compared to $1.1 million and $2.2 million, respectively, for the same periods in 2004, although management considers the amounts to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit and interest rate risk. When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

     Expenses. General and administrative expenses were $2.3 million for second quarter 2005 and $4.3 million for the six months ended June 30, 2005, compared to $1.8 million and $3.9 million, respectively, for the same periods in 2004. Compensation and employee benefits were $1.9 million for second quarter 2005 and $3.7 million for the six months ended June 30, 2005, compared to $1.7 million and $3.5 million, respectively, for the same periods in 2004. Regulatory fees assessed by FCA for second quarter 2005 and 2004 were $0.6 million per quarter. Regulatory fees for the six months ended June 30, 2005 were $1.2 million, compared to $1.1 million for the six months ended June 30, 2004. FCA's regulatory fees charged to Farmer Mac for the federal fiscal year ended September 30, 2004 were $2.0 million, and FCA has advised the Corporation that its estimated fees for the federal fiscal year ending September 30, 2005 will be $2.3 million. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past. Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at or above current levels through 2005.

     During second quarter 2005, Farmer Mac released $0.3 million from the allowance for losses, compared to provisions of $1.6 million for second quarter 2004. During the six months ended June 30, 2005, Farmer Mac released $1.0 million from the allowance for losses, compared to provision of $3.2 million for the six months ended June 30, 2004. See "--Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses and provision for loan losses. As of June 30, 2005, Farmer Mac's total allowance for losses totaled $16.1 million, or 0.37 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $17.1 million and 0.37 percent as of December 31, 2004.

     Gains and Losses on Financial Derivatives and Trading Assets. The gain on financial derivatives and trading assets was $3.8 million for second quarter 2005 and $2.0 million for the six months ended June 30, 2005, compared to a loss of $6.2 million and a loss of $2.9 million, respectively, for the same periods in 2004. The gains in 2005 and the losses in 2004 resulted primarily from fluctuations in the fair values of financial derivatives that were not designated as either fair value hedges or cash flow hedges in accordance with SFAS 133, which fluctuations resulted from movements in interest rates.

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

     Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133. Core earnings for the three and six months ended June 30, 2005 were $6.0 million and $12.2 million, respectively, compared to $6.2 million and $12.1 million for the three and six months ended June 30, 2004. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

                     Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
----------------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended                       Six Months Ended
                                                          ------------------------------------  ----------------------------------
                                                           June 30, 2005      June 30, 2004       June 30, 2005    June 30, 2004
                                                          ----------------  ------------------  ---------------- -----------------
                                                                                       (in thousands)

GAAP net income available
      to common stockholders                                 $ 8,211           $ 1,960            $ 13,123             $ 9,787

Less the effects of SFAS 133:
      Unrealized gains/(losses) on financial derivatives
         and trading assets, net of tax                        2,251            (4,336)                898             (2,511)
      Benefit from non-amortization of premium
         payments on financial derivatives, net of tax             -                76                   -                152

                                                          ----------------  ------------------  ---------------- -----------------
Core earnings                                                $ 5,960           $ 6,220            $ 12,225           $ 12,146
                                                          ----------------  ------------------  ---------------- -----------------


     Business Volume. New business volume for second quarter 2005 was $161.9 million, up from $95.5 million in first quarter 2005, but down from $189.3 million in second quarter 2004. Farmer Mac's new business with agricultural mortgage lenders continues to be slowed by:

     o reduced growth rates in the agricultural mortgage market, due largely to the strong liquidity of many farmers and ranchers;
     o    high  levels  of  available  capital  and  liquidity  of  agricultural lenders;
     o    alternative sources of funding for agricultural lenders;
     o    increased   competition  in  the  secondary  market  for  agricultural mortgage loans; and
     o    adverse publicity about and increased regulatory pressure on GSEs.

Moreover, during second quarter 2005, Farmer Mac's new business with Farm Credit System institutions was slowed by the uncertainty created by a proposed FCA regulation concerning risk-weighting of assets held by FCS institutions which, if it had been adopted in its proposed form, could have decreased the value of LTSPCs and Farmer Mac swaps to those institutions. At its meeting on May 12, 2005, the FCA adopted a final regulation that removed the risk-weighting provisions for FCS institutions with respect to Farmer Mac transactions that had been set forth in the proposed regulation. Considering the other factors listed above affecting the growth of Farmer Mac's business, it is uncertain whether the action by FCA will result in additional FCS business with Farmer Mac.

      For a more detailed discussion of the above factors and the related effects on Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook for 2005" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

     Looking ahead, Farmer Mac is developing innovative ways to serve the financing needs of rural America, and remains confident of opportunities for growth and increased business volume as a result of the Corporation's product development and customer service efforts. For example:

     o In second quarter 2005, Farmer Mac agreed to purchase or issue LTSPCs for loans secured by agricultural storage and processing facilities aggregating approximately $105.4 million, primarily for ethanol processing facilities. As of June 30, 2005, approximately $79.1 million of those loans were not yet closed or disbursed by the lender, though those events are expected to occur during third or fourth quarter 2005.
     o In second quarter 2005, Farmer Mac opened a satellite credit underwriting office in Ames, Iowa to increase the ease of access to Farmer Mac for Midwestern agricultural lenders, and Farmer Mac's responsiveness to them.
     o On July 29, 2005, Farmer Mac and the National Rural Utilities Cooperative Finance Corporation ("CFC") jointly announced the sale by CFC and purchase by Farmer Mac of $500 million of three-year CFC secured notes. The notes, which are mission-related, non-program investments that comply with parameters established by FCA, are secured by mortgage indebtedness issued by CFC-member rural electric distribution cooperatives serving communities across rural America. The transaction provided CFC with a new source of liquidity for its rural utility cooperative members that serve rural communities and support agriculture in 47 states, and advances Farmer Mac's financial role in and commitment to rural America.

Farmer Mac has diversified its marketing focus to include large securitization transactions that emphasize net return on equity, accepting lower compensation for the assumption of credit risk when justified by higher asset quality and lower administrative costs.

     The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated.

                                                        Three Months Ended                  Six Months Ended
                                                ---------------------------------  ---------------------------------
                                                 June 30, 2005     June 30, 2004    June 30, 2005     June 30, 2004
                                                ---------------   ---------------  ---------------   ---------------
                                                                          (in thousands)
Loan purchase and guarantee and
    commitment activity:
    Farmer Mac I:
      Loans                                        $ 20,382          $ 27,520         $ 38,922          $ 52,964
      LTSPCs                                         96,419           127,098          129,701           274,371
    Farmer Mac II Guaranteed Securities              45,123            34,671           88,757            69,154
                                                ---------------   ---------------  ---------------   ---------------
      Total purchases, guarantees
        and commitments                           $ 161,924         $ 189,289        $ 257,380         $ 396,489
                                                ---------------   ---------------  ---------------   ---------------
Farmer Mac I Guaranteed Securities issuances:
    Retained                                            $ -               $ -              $ -               $ -
    Sold                                             20,098            24,705           22,012            51,908
                                                ---------------   ---------------  ---------------   ---------------
      Total                                        $ 20,098          $ 24,705         $ 22,012          $ 51,908
                                                ---------------   ---------------  ---------------   ---------------

     To fulfill its guarantee and commitment obligations, Farmer Mac purchases delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs. The following table presents Farmer Mac's loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs.

                                            Three Months Ended                  Six Months Ended
                                      --------------------------------  ---------------------------------
                                       June 30, 2005    June 30, 2004    June 30, 2005     June 30, 2004
                                      ---------------- ---------------  ---------------  ----------------
                                                               (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases       $ 20,382        $ 27,520         $ 38,922          $ 52,964

Defaulted loans purchased from
    off-balance sheet Farmer Mac I
    Guaranteed Securities                        -           1,387            1,595             2,433

Defaulted loans transferred from
    on-balance sheet Farmer Mac I
    Guaranteed Securities                        -           1,149            1,174             5,893

Defaulted loans purchased
    from LTSPCs                                405             673            1,035               673

                                      ---------------- ---------------  ---------------  ----------------
Total loan purchases                      $ 20,787        $ 30,729         $ 42,726          $ 61,963
                                      ---------------- ---------------  ---------------  ----------------


     The  decreases  in  defaulted   loans  purchased  and  in  defaulted  loans
transferred to loans reflect a reduction in newly delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs.

     The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2005 and second quarter 2004 was less than one month. Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2005 and second quarter 2004, 77 percent and 80 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 14.6 years and 15.2 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2005 and second quarter 2004 was 13.7 years and 5.0 years, respectively.

     More than 250 lenders were actively participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs as of June 30, 2005, with loans to approximately 20,000 borrowers.

     As of June 30, 2005, there were 95 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System institutions, mortgage companies, commercial banks and insurance companies. The reduction in the number of approved loan sellers from 160 as of March 31, 2005 is principally the result of decertification by Farmer Mac of inactive sellers. During 2004, there were 59 approved loan sellers active in the Farmer Mac I program. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of June 30, 2005, approximately 75 lenders were participating in those networks.

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of June 30, 2005, there were 130 active sellers in the Farmer Mac II program, compared to 133 as of December 31, 2004. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

     USDA's most recent publications (as available on USDA's website as of July 29, 2005) forecast:

     o 2005 net cash farm income to be $78.1 billion, exceeding the two successive record years of $77.8 billion in 2004 and $68.6 billion in 2003;
     o 2005 net farm income to be $64.4 billion, which is a decrease of $9.2 billion from the record $73.6 billion estimated for 2004 but still $13.3 million higher than the 10-year average net farm income;
     o Total direct government payments to be $24.1 billion in 2005, an increase from the 2004 estimate of $14.5 billion. Market prices for crops affect payment rates for countercyclical government programs. Under countercyclical programs the level of payments varies inversely with market prices; USDA anticipates program crop prices to be lower in 2005, due in part to large inventories from 2003 and 2004 bumper crops;
     o The value of U.S. farm real estate to increase 4.5 percent in 2005 to $1.23 trillion, a smaller increase as compared to the 2004 increase of
          5.4 percent. USDA is anticipating improvement in the general economy to support further growth in farmland values, though at a rate slower than the average annual gain of 5.85 percent since 1999; and
     o The amount of farm real estate debt to increase by 5.2 percent in 2005 to $119.5 billion, up from $113.6 billion in 2004.

     The USDA forecast components referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac's financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate strong borrower cash flows, and generally increased values in U.S. farm real estate.

Balance Sheet Review

     During the six months ended June 30, 2005, there were $91.1 million of net principal paydowns in program assets (Farmer Mac Guaranteed Securities and loans) and a $86.6 million increase in the portfolio of investment securities and cash and cash equivalents. Consistent with the net decrease in assets during the period, total liabilities decreased $17.5 million from December 31, 2004 to June 30, 2005. For further information regarding off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below.

     During the six months ended June 30, 2005, accumulated other comprehensive income/(loss) increased $1.3 million, which is the net effect of a $1.1 million decrease in after-tax unrealized gains on securities available for sale and a $2.4 million increase in the after-tax fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income/(loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of June 30, 2005, Farmer Mac's core capital totaled $238.2 million, compared to $237.7 million as of December 31, 2004. As of June 30, 2005, core capital exceeded Farmer Mac's statutory minimum capital requirement of $127.2 million by $111.0 million.

     Farmer Mac was in compliance with its risk-based capital standards as of June 30, 2005. As of June 30, 2005, the risk-based capital stress test generated a regulatory capital requirement of $49.6 million. Farmer Mac's regulatory capital of $254.3 million as of June 30, 2005 exceeded that amount by approximately $204.7 million. The increase in the risk-based capital requirement from December 31, 2004 ($37.1 million) to June 30, 2005 ($49.6 million) was a result of changes in the interest rate environment. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of June 30, 2005, 57 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 80 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current loans purchased in second quarter 2005, 7 percent had yield maintenance or another form of prepayment protection. As of June 30, 2005, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 14 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in second quarter 2005, less than one percent contained prepayment penalties.

     As of June 30, 2005, Farmer Mac had $390.1 million of cash and cash equivalents and $1.2 billion of investment securities. Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding. Farmer Mac's cash equivalents mature within three months and are match-funded with discount notes having similar maturities. As of June 30, 2005, Farmer Mac's investment securities consisted of $843.3 million (71.3 percent) of floating rate securities that have rates that adjust within one year. These floating rate investments are funded using:

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

     The most comprehensive stress test of Farmer Mac's exposure to long-term interest rate risk is the sensitivity of its Market Value of Equity ("MVE") to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of June 30, 2005 and December 31, 2004 to an immediate and instantaneous parallel shift in the yield curve.

                      Percentage Change in MVE from Base Case
                      ---------------------------------------
     Interest Rate        June 30,           December 31,
       Scenario             2005                 2004
    ---------------   ------------------ ---------------------

       + 300 bp            -8.3%               -5.8%
       + 200 bp            -5.0%               -3.3%
       + 100 bp            -2.1%               -1.2%
       - 100 bp             1.0%                0.0%
       - 200 bp             1.3%               -1.3%
       - 300 bp             N/A*                N/A*

* As of the dates indicated, a parallel shift of the U. S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     During second quarter 2005, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities. As of June 30, 2005, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 3.3 percent, while a parallel decrease of 100 basis points would have decreased NII by 3.3 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of June 30, 2005, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks as to the parallel shocks. As of June 30, 2005, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 1.1 months, compared to plus 0.4 months as of December 31, 2004. Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable. The relative insensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate the effectiveness of the Corporation's approach to managing its interest rate risk exposures.

     As of June 30, 2005, Farmer Mac had $1.4 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $636.6 million were floating-to-fixed rate interest rate swaps, $155.0 million were fixed-to-floating interest rate swaps and $657.4 million were basis swaps.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of June 30, 2005, Farmer Mac had no uncollateralized net exposure to any counterparty.

     Credit Risk. Farmer Mac's primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages in conjunction with a deficiency in the value of the collateral relative to the amount outstanding on the mortgage and the costs of liquidation. Farmer Mac has established underwriting, appraisal and documentation standards for Farmer Mac I agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.

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

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and six months ended June 30, 2005 and 2004:

                                                                     June 30, 2005
                                       -------------------------------------------------------------------------
                                                                                    Contingent
                                         Allowance         REO                      Obligation        Total
                                         for Loan       Valuation      Reserve     for Probable     Allowance
                                          Losses        Allowance     for Losses      Losses       for Losses
                                       -------------- -------------- ------------- -------------- --------------
                                                                     (in thousands)
Three Months Ended:
Beginning balance                         $ 3,846            $ -       $10,546        $ 1,939       $ 16,331
     Provision/(recovery) for losses         (203)             -           (27)           (64)          (294)
     Net (charge-offs)/recoveries              27              -             -              -             27
                                       -------------- -------------- ------------- -------------- --------------
Ending balance                            $ 3,670            $ -       $10,519        $ 1,875       $ 16,064
                                       -------------- -------------- ------------- -------------- --------------
Six Months Ended:
Beginning balance                         $ 4,395            $ -       $10,729        $ 1,977       $ 17,101
     Provision/(recovery) for losses         (787)           120          (210)          (102)          (979)
     Net (charge-offs)/recoveries              62           (120)            -              -            (58)
                                       -------------- -------------- ------------- -------------- --------------
Ending balance                            $ 3,670            $ -       $10,519        $ 1,875       $ 16,064
                                       -------------- -------------- ------------- -------------- --------------


                                                                     June 30, 2004
                                       -------------------------------------------------------------------------
                                                                                    Contingent
                                         Allowance         REO                      Obligation        Total
                                         for Loan       Valuation      Reserve     for Probable     Allowance
                                          Losses        Allowance     for Losses      Losses       for Losses
                                       -------------- -------------- ------------- -------------- --------------
                                                                     (in thousands)
Three Months Ended:
Beginning balance                         $ 7,671          $ 193       $11,952        $ 2,343       $ 22,159
     Provision/(recovery) for losses         (230)           452         1,235            158          1,615
     Net charge-offs                       (1,876)          (100)            -              -         (1,976)
                                       -------------- -------------- ------------- -------------- --------------
Ending balance                            $ 5,565          $ 545       $13,187        $ 2,501       $ 21,798
                                       -------------- -------------- ------------- -------------- --------------
Six Months Ended:
Beginning balance                         $ 5,967          $ 238       $13,172        $ 2,676       $ 22,053
     Provision/(recovery) for losses        2,564            827            15           (175)         3,231
     Net charge-offs                       (2,966)          (520)            -              -         (3,486)
                                       -------------- -------------- ------------- -------------- --------------
Ending balance                            $ 5,565          $ 545       $13,187        $ 2,501       $ 21,798
                                       -------------- -------------- ------------- -------------- --------------

     During second quarter 2005, Farmer Mac released $0.3 million from the allowance for losses, compared to provisions of $1.6 million for second quarter 2004. During second quarter 2005, Farmer Mac charged off $15,000 in losses against the allowance for losses and had $42,000 in recoveries for net recoveries of $27,000. During second quarter 2004, Farmer Mac charged off $2.0 million in losses against the allowance for losses and received $1.8 million from two sellers (one of which was a related party) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac, which amount Farmer Mac previously charged off as losses on the associated loans. These recoveries were reported as representation and warranty claims income on the statements of operations and are not reflected in the net charge-offs for the three and six month periods ended June 30, 2004 presented above. There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities that was charged off in second quarter 2005 or second quarter 2004. As of June 30, 2005, Farmer Mac's allowance for losses totaled $16.1 million, or 37 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $17.1 million (37 basis points) as of December 31, 2004.

     As of June 30, 2005, Farmer Mac's 90-day delinquencies totaled $36.8 million and represented 0.85 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $32.8 million (0.68 percent) as of June 30, 2004. As of June 30, 2005, Farmer Mac's non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $60.7 million and represented 1.39 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $69.8 million (1.43 percent) as of June 30, 2004. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                           Outstanding
                           Post-1996 Act                                          Less:
                               Loans,              Non-                          REO and
                           Guarantees and       performing                      Performing            90-Day
                               LTSPCs             Assets       Percentage       Bankruptcies        Delinquencies        Percentage
                        --------------------  --------------  -------------   ----------------  --------------------   -------------
                                                                   (dollars in thousands)
As of:
   June 30, 2005            $ 4,360,670         $ 60,696         1.39%           $ 23,925             $ 36,771              0.85%
   March 31, 2005             4,433,087           70,349         1.59%             24,561               45,788              1.04%
   December 31, 2004          4,642,208           50,636         1.09%             25,353               25,283              0.55%
   September 30, 2004         4,756,839           75,022         1.58%             27,438               47,584              1.01%
   June 30, 2004              4,882,505           69,751         1.43%             36,978               32,773              0.68%
   March 31, 2004             4,922,759           91,326         1.86%             33,951               57,375              1.17%
   December 31, 2003          5,020,032           69,964         1.39%             39,908               30,056              0.60%
   September 30, 2003         4,871,756           84,583         1.74%             37,442               47,141              0.98%
   June 30, 2003              4,875,059           80,169         1.64%             28,883               51,286              1.06%

     As of June 30, 2005, approximately $1.2 billion (28.4 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.6 billion (32.2 percent) of such loans as of June 30, 2004. The Model takes the portfolio age distribution and maturation into consideration. Accordingly, those trends did not cause management to alter the Model's projection for the provisions for losses.

     As of June 30, 2005, Farmer Mac analyzed its $90.9 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Of the $90.9 million of assets analyzed, $84.4 million were adequately collateralized. For the $6.5 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $0.8 million. Accordingly, Farmer Mac recorded specific allowances of $0.8 million to those under-collateralized assets as of June 30, 2005. As of June 30, 2005, after the allocation of specific allowances to under-collateralized loans, Farmer Mac had additional non-specific or general allowances of $15.3 million, bringing the total allowance for losses to $16.1 million.

     As of June 30, 2005, the weighted-average original loan-to-value ("LTV") ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 50 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 56 percent.

     The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:


   Distribution of Post-1996 Act Non-performing
        Assets by Original LTV Ratio
             as of June 30, 2005
-------------------------------------------------
         (dollars in thousands)
                       Post-1996 Act
                      Non-performing
  Original LTV Ratio      Assets      Percentage
 -------------------- -------------- ------------
    0.00% to 40.00%      $ 4,890           8%
   40.01% to 50.00%        8,632          14%
   50.01% to 60.00%       29,577          49%
   60.01% to 70.00%       15,881          26%
   70.01% to 80.00%        1,646           3%
   80.01% +                   70           0%
                     --------------- ------------
              Total     $ 60,696         100%
                     --------------- ------------

     The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of June 30, 2005 by year of origination, geographic region and commodity.

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
                              ------------------ ------------------ ----------------- ---------------- --------------
                                                                  (dollars in thousands)
By year of origination:
  Before 1994                         11%            $ 475,554         $ 2,649             0.56%            $ -
  1994                                 3%              112,006             913             0.82%              -
  1995                                 3%              116,338           2,203             1.89%             22
  1996                                 6%              260,878           6,778             2.60%            247
  1997                                 7%              326,397          10,155             3.11%             80
  1998                                12%              524,289           9,480             1.81%            218
  1999                                12%              525,760          12,805             2.44%            192
  2000                                 7%              301,281           8,200             2.72%              -
  2001                                11%              472,592           6,936             1.47%              -
  2002                                12%              533,476             243             0.05%              -
  2003                                10%              454,082             334             0.07%              -
  2004                                 4%              180,301             -               0.00%              -
  2005                                 2%               77,716             -               0.00%              -
                              ------------------ ------------------ -----------------  ---------------- --------------
Total                                100%          $ 4,360,670        $ 60,696             1.39%          $ 759
                              ------------------ ------------------ -----------------  ---------------- --------------
By geographic region (2):
  Northwest                            21%           $ 916,458        $ 36,955             4.03%          $ 505
  Southwest                            46%           1,974,290          13,864             0.70%            128
  Mid-North                            13%             588,214           2,709             0.46%             36
  Mid-South                             6%             272,039           5,289             1.94%             90
  Northeast                             8%             362,514           1,394             0.38%              -
  Southeast                             6%             247,155             485             0.20%              -
                              ------------------ ------------------ -----------------  ---------------- --------------
Total                                 100%         $ 4,360,670        $ 60,696             1.39%          $ 759
                              ------------------ ------------------ -----------------  ---------------- --------------
By commodity/collateral type:
  Crops                                 43%        $ 1,902,591        $ 19,737             1.04%            $ -
  Permanent plantings                   25%          1,139,595          30,841             2.71%            669
  Livestock                             23%            983,216           7,225             0.73%              -
  Part-time farm                         7%            285,769           2,893             1.01%             90
  Ag storage and processing              1%             26,348             -               0.00%              -
  Other                                  1%             23,151             -               0.00%              -
                              ------------------ ------------------ -----------------  ---------------- --------------
Total                                  100%        $ 4,360,670        $ 60,696             1.39%          $ 759
                              ------------------ ------------------ -----------------  ---------------- --------------

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

     The following table presents Farmer Mac's cumulative credit losses and current specific allowances relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of June 30, 2005. The purpose of this table is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

                    Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
                         Relative to all Cumulative Original Loans, Guarantees and LTSPCs
-----------------------------------------------------------------------------------------------------------------------
                               Cumulative                                                                 Combined
                             Original Loans,       Cumulative        Cumulative          Current         Credit Loss
                               Guarantees          Net Credit           Loss             Specific        and Specific
                               and LTSPCs            Losses             Rate            Allowances      Allowance Rate
                             ----------------    ----------------  ----------------- ----------------- -----------------
                                                                (dollars in thousands)
By year of origination:
  Before 1994                   $ 2,023,068             $ -             0.00%              $ -               0.00%
  1994                              372,905               -             0.00%                -               0.00%
  1995                              326,168           1,114             0.34%               22               0.35%
  1996                              633,945           1,503             0.24%              247               0.28%
  1997                              729,159           2,754             0.38%               80               0.39%
  1998                            1,083,303           4,240             0.39%              218               0.41%
  1999                            1,070,967           1,133             0.11%              192               0.12%
  2000                              671,781           2,360             0.35%                -               0.35%
  2001                              895,642             727             0.08%                -               0.08%
  2002                              852,920               -             0.00%                -               0.00%
  2003                              607,629               -             0.00%                -               0.00%
  2004                              216,341               -             0.00%                -               0.00%
  2005                              103,927               -             0.00%                -               0.00%
                             ----------------    ----------------  ----------------- ----------------- -----------------
Total                            $ 9,587,755       $ 13,831             0.14%            $ 759               0.15%
                             ----------------    ----------------                    -----------------
By geographic region (1):
  Northwest                      $ 2,082,093        $ 6,829             0.33%            $ 505               0.35%
  Southwest                        4,149,619          4,727             0.11%              128               0.12%
  Mid-North                        1,215,955             18             0.00%               36               0.00%
  Mid-South                          504,450          1,889             0.37%               90               0.39%
  Northeast                          824,864            122             0.01%                -               0.01%
  Southeast                          810,774            246             0.03%                -               0.03%
                             ----------------    ----------------  ----------------- ----------------- -----------------
Total                            $ 9,587,755       $ 13,831             0.14%            $ 759               0.15%
                             ----------------    ----------------                    -----------------
By commodity/collateral type:
  Crops                          $ 4,089,529          $ 246             0.01%              $ -               0.01%
  Permanent plantings              2,442,510          9,049             0.37%              669               0.40%
  Livestock                        2,211,033          4,052             0.18%                -               0.18%
  Part-time farm                     691,895            484             0.07%               90               0.08%
  Ag storage and processing           56,757 (2)          -             0.00%                -               0.00%
  Other                               96,031              -             0.00%                -               0.00%
                             ----------------    ---------------- ----------------- ----------------- -----------------
Total                            $ 9,587,755       $ 13,831             0.14%            $ 759               0.15%
                             ----------------    ----------------                   -----------------

(1) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).
(2) Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of June 30, 2005, approximately $30.5 million of the loans were not yet disbursed by the lender.

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

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.5 billion was outstanding as of June 30, 2005), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors.

     In July 2005, Farmer Mac formed a global debt program to facilitate the funding of future business growth opportunities and issued $500 million of three-year fixed rate notes under the program on August 2, 2005. That issue of notes is listed on the New York Stock Exchange. Farmer Mac is applying to list notes issued under its global debt program on the London Stock Exchange.

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

     Farmer Mac maintains a liquidity investment portfolio of cash and cash equivalents (including commercial paper and other short-term money market instruments) and investment securities consisting mostly of floating rate securities with rates that adjust within one year, which can be drawn upon for liquidity needs. As of June 30, 2005, Farmer Mac's cash and cash equivalents and investment securities were $390.1 million and $1.2 billion, respectively. In addition, as of June 30, 2005, Farmer Mac held a $740.0 million portfolio of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. Government. As of June 30, 2005, the aggregate of the Farmer Mac II Guaranteed Securities and the liquidity investment portfolio represented 64.4 percent of total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. For second quarter 2005, Farmer Mac maintained an average of greater than 90 days of liquidity.

     Capital. During second quarter 2005, Farmer Mac repurchased 272,988 shares of its Class C Non-Voting Common Stock at an average price of $18.36 per share pursuant to the Corporation's previously announced stock repurchase program. These repurchases reduced the Corporation's capital by approximately $5.0 million. During the six months ended June 30, 2005, Farmer Mac repurchased 564,442 shares of its Class C Non-Voting Common Stock at an average price of $19.38 leading to reduction in capital of approximately $11.0 million.

Regulatory Matters

     During second quarter 2005, FCA approved a final regulation relating to Farmer Mac's investments and liquidity. FCA included several of the revisions to the proposed regulation suggested by Farmer Mac in comments to the proposal and Farmer Mac expects to be able to comply with the regulation when it becomes effective. FCA has not announced the effective date of the regulation, but it is expected to become effective during the last week of September 2005. Farmer Mac is required to comply with the liquidity provisions of the regulation within 24 months of the effective date.

Other Matters

     In fourth quarter 2004, first quarter 2005 and second quarter 2005, Farmer Mac paid a quarterly dividend of $0.10 per share on the Corporation's three classes of common stock - Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock. Each dividend was paid on the last day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid. On August 4, 2005, Farmer Mac's board of directors declared a quarterly dividend of $0.10 per share on the Corporation's three classes of common stock payable on September 30, 2005 to holders of record as of September 15, 2005. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements. See "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Farmer Mac's ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Supplemental Information


     The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

                            Farmer Mac Purchases, Guarantees and LTSPCs
-------------------------------------------------------------------------------------------------------
                                      Farmer Mac I
                          ------------------------------------
                            Loans and
                            Guaranteed
                            Securities            LTSPCs             Farmer Mac II          Total
                          ----------------   -----------------     -----------------  -----------------
                                                         (in thousands)
For the quarter ended:
   June 30, 2005              $ 20,382           $ 96,419  (1)         $ 45,123          $ 161,924
   March 31, 2005               18,540             33,282                43,634             95,456
   December 31, 2004            28,211             34,091                55,122            117,424
   September 30, 2004           23,229             84,097                49,798            157,124
   June 30, 2004                27,520            127,098                34,671            189,289
   March 31, 2004               25,444            147,273                34,483            207,200
   December 31, 2003            25,148            218,097                44,971            288,216
   September 30, 2003           42,760            199,646               106,729            349,135
   June 30, 2003                65,615            179,025                77,636            322,276

For the year ended:
   December 31, 2004           104,404            392,559               174,074            671,037
   December 31, 2003           192,577            763,342               271,229          1,227,148

(1) $56.8 million of the LTSPCs during second quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of June 30, 2005, approximately $30.5 million of the loans were not yet disbursed by the lender.


                                       Outstanding Balance of Farmer Mac Loans,
                                             Guarantees and LTSPCs (1)
-----------------------------------------------------------------------------------------------------------------
                                               Farmer Mac I
                            --------------------------------------------------
                                      Post-1996 Act
                            ---------------------------------
                               Loans and
                              Guaranteed
                              Securities         LTSPCs        Pre-1996 Act     Farmer Mac II         Total
                            ---------------- ---------------- ---------------- ----------------  ----------------
                                                                 (in thousands)
As of:
     June 30, 2005            $ 2,203,074      $ 2,181,896         $ 16,333        $ 786,671       $ 5,187,974
     March 31, 2005             2,247,595        2,209,792           17,236          777,465         5,252,088
     December 31, 2004          2,371,405        2,295,103           18,639          768,542         5,453,689
     September 30, 2004         2,406,133        2,381,006           18,909          742,474         5,548,522
     June 30, 2004              2,521,026        2,390,779           22,155          715,750         5,649,710
     March 31, 2004             2,566,412        2,382,648           22,261          722,978         5,694,299
     December 31, 2003          2,696,530        2,348,702           24,734          729,470         5,799,436
     September 30, 2003 (2)     2,721,775        2,174,182           25,588          720,584         5,642,129
     June 30, 2003              2,108,180        2,790,480           28,057          668,899         5,595,616

(1) Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II guaranteed portions are guaranteed by the USDA.

(2) The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $722.3 million of existing LTSPCs to a Farmer Mac I Guaranteed Security during third quarter 2003 at the request of a program participant, Farm Credit West, ACA, of which former Farmer Mac director Kenneth A. Graff is President.



                                Outstanding Balance of Loans Held and Loans Underlying
                                   On-Balance Sheet Farmer Mac Guaranteed Securities
-----------------------------------------------------------------------------------------------------------------------
                                                                                                            Total
                                 Fixed Rate             5-to-10-Year          1-Month-to-3-Year            Held in
                           (10-yr. wtd. avg. term)     ARMs & Resets               ARMs                   Portfolio
                           -----------------------   ----------------------  ----------------------   -----------------
                                                                    (in thousands)
As of:
     June 30, 2005               $ 838,872                $ 803,377               $ 488,555              $ 2,130,804
     March 31, 2005                828,985                  822,275                 492,358                2,143,618
     December 31, 2004             763,210                  923,520                 533,686                2,220,416
     September 30, 2004            753,205                  929,641                 520,246                2,203,092
     June 30, 2004                 782,854                  978,531                 529,654                2,291,039
     March 31, 2004                818,497                  978,263                 548,134                2,344,894
     December 31, 2003             860,874                1,045,217                 542,024                2,448,115
     September 30, 2003            865,817                1,037,168                 535,915                2,438,900
     June 30, 2003                 889,839                1,064,824                 511,700                2,466,363


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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2005. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective.

     Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

          On April 5, 2005, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 852 shares of its Class C Non-Voting Common Stock, at an issue price of $17.49 per share, to the eight directors who elected to receive such stock in lieu of their cash retainers.

          During second quarter 2005, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 432,561 shares of Class C Non-Voting Common Stock to directors, officers and employees. 423,561 of the options were granted on June 16, 2005 and have an exercise price of $20.61 per share; 3,000 of the options were granted on June 20, 2005 and have an exercise price of $20.50 per share; 3,000 of the options were granted on June 2, 2005 and have an exercise price of $19.08 per share; 2,000 of the options were granted on June 6, 2005 and have an exercise price of $19.71 per share; and 1,000 of the options were granted on April 18, 2005 and have an exercise price of $18.21 per share.

     (b)  Not applicable.

     (c) As shown in the table below, Farmer Mac repurchased 272,988 shares of its Class C Non-Voting Common Stock during second quarter 2005 at an average price of $18.36 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

                             Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------------------------------------
                                                                   Total Number of
                                                                    Class C Shares       Maximum Number
                                     Total Number      Average     Purchased as Part    of Class C Shares
                                      of Class C     Price Paid       of Publicly        that May Yet Be
                                        Shares        per Class        Announced         Purchased Under
            Period                    Purchased        C Share         Program*            the Program
-------------------------------     ---------------  ------------ -------------------- --------------------
April 1, 2005 - April 30, 2005           85,925       $ 18.02             85,925              378,873
May 1, 2005 - May 31, 2005               98,820         17.06             98,820              280,053
June 1, 2005 - June 30, 2005             88,243         20.15             88,243              191,810
                                    ---------------  ------------ --------------------
    Total                               272,988       $ 18.36            272,988
                                    ---------------  ------------ --------------------

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

Item 3. Defaults Upon Senior Securities

     (a)  Not applicable.

     (b)  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  Farmer Mac's Annual Meeting of Stockholders was held on June 16, 2005.

     (b) See paragraph (c)(1) below. In addition to the Directors elected at the Annual Meeting of Stockholders on June 16, 2005, the following Directors appointed by the President of the United States continue to serve as Directors of Farmer Mac:

                  Fred L. Dailey (Chairman)
                  Julia Bartling
                  Grace T. Daniel
                  Lowell L. Junkins
                  Glen O. Klippenstein

     (c)  (1) Election of Directors (cumulative voting):

                                           Class A Nominees
                                        --------------------
                                          Number of Shares
                                         For         Withheld
                                        --------------------
                  Dennis L. Brack       717,385       42,100
                  Dennis A. Everson     750,585        8,900
                  Mitchell A. Johnson   751,985        7,500
                  Timothy F. Kenny      752,385        7,100
                  Charles E. Kruse      752,785        6,700

                                          Class B Nominees
                                        --------------------
                                          Number of Shares
                                         For         Withheld
                                        --------------------
                  Ralph "Buddy" Cortese 392,353          450
                  Paul A. DeBriyn       392,453          350
                  Ernest M. Hodges      893,593          550
                  John G. Nelson, III   392,353          450
                  John Dan Raines       392,353          450

          (2)  Selection of Independent Auditors (Deloitte & Touche LLP):

                              Class A Stockholders
                              --------------------
                                          Number of Shares
                                        --------------------
                        For                    756,585
                        Against                  2,100
                        Abstain                    800

                              Class B Stockholders
                              --------------------
                                          Number of Shares
                                        --------------------
                        For                    492,451
                        Against                    100
                        Abstain                      0

          (3)  Stockholder Proposal Regarding Farmer Mac's Class A Voting Common
               Stock:

                                          Number of Shares
                                          ----------------
                        For                        750
                        Against                429,321
                        Abstain                 62,980

     (d)  Not applicable.

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

*    4.1 -          Specimen Certificate for Farmer  Mac Class  A  Voting Common
                    Stock (Form 10-Q filed May 15, 2003).

*    4.2 -          Specimen  Certificate for  Farmer Mac  Class B Voting Common
                    Stock (Form 10-Q filed May 15, 2003).

*    4.3 -          Specimen  Certificate  for Farmer  Mac  Class  C  Non-Voting
                    Common Stock (Form 10-Q filed May 15, 2003).

*    4.4 -          Certificate  of  Designation  of  Terms  and  Conditions  of
                    Farmer Mac 6.40% Cumulative  Preferred Stock, Series A (Form
                    10-Q filed May 15, 2003).

*    4.5.1 -        Master  Terms  Agreement for  Farmer  Mac's  Universal  Debt
                    Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*    4.5.2 -        Supplemental Agreement for 4.25% Fixed Rate Global Notes Due
                    July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

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

____________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+*  10.2.2 -        Amendment to Employment  Contract  dated as of June 1,  1993
                    between  Henry  D. Edelman  and  the  Registrant  filed   as
                    Exhibit  10.5   to   Form  10-Q   filed  November 15, 1993).

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

____________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+*   10.2.13 -      Amendment  No.  13 dated as  of August 3, 2004 to Employment
                    Contract  between   Henry  D.  Edelman  and  the  Registrant
                    (Form 10-Q filed November 9, 2004).

+**  10.2.14 -      Amendment  No.  14  dated as of June 16,  2005 to Employment
                    Contract  between   Henry  D.  Edelman  and  the Registrant.


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

____________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+**  10.3.17 -      Amendment  No.  17 dated as of June 16,  2005  to Employment
                    Contract  between  Nancy  E.  Corsiglia  and the Registrant.


+*   10.4 -         Employment  Contract  dated as of  September 1, 1997 between
                    Tom  D. Stenson  and  the Registrant  (Previously  filed  as
                    Exhibit 10.8 to Form 10-Q filed November 14, 1997).

____________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+** 10.4.8 -        Amendment  No.  8 dated  as of June  16,  2005 to Employment
                    Contract   between  Tom  D.   Stenson  and  the Registrant.

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

____________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+*  10.5.4 -        Amendment  No.  4 dated  as of  June  5,  2003 to Employment
                    Contract   between  Jerome  G.  Oslick  and  the  Registrant
                    (Form 10-Q filed August 14, 2003).

+** 10.5.5 -        Amendment  No.  5 dated  as of June  16,  2005 to Employment
                    Contract  between  Jerome  G.  Oslick  and  the Registrant.

+*  10.6 -          Employment   Contract    dated   June   5,   2003    between
                    Timothy L. Buzby and the Registrant  (Form 10-Q filed August
                    14, 2003).

+*  10.6.1 -        Amendment  No. 1  ated as of  August  3,  2004 to Employment
                    Contract  between   Timothy  L.  Buzby  and  the  Registrant
                    (Form 10-Q filed November 9, 2004).

+** 10.6.2 -        Amendment  No.  2 dated  as of June  16,  2005 to Employment
                    Contract  between  Timothy  L.  Buzby  and  the Registrant.


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

____________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

+**  10.15.2 -   Amendment  No. 2  dated  June 16, 2005  to  Employment Contract between Michael P. Morris and the Registrant.

*#   10.16 -     Long  Term Standby  Commitment  to Purchase dated as of June 1,
                 2003 between Farm Credit Bank of Texas and the Registrant (Form
                 10-Q filed November 9, 2004).

____________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#  10.17 -         Central   Servicer   Delinquent   Loan   Servicing  Transfer
                    Agreement dated  as of July 1,  2004  between  AgFirst  Farm
                    Credit Bank and the Registrant  (Form 10-Q filed November 9,
                    2004).

+** 10.18 -         Employment  Contract  dated  June  20, 2005  between Mary K.
                    Waters and the Registrant.

**  10.19 -         Lease  Agreement  dated  May  26, 2005  between  Zions First
                    National Bank and the Registrant.

**  31.1 -          Certification  of  Chief Executive  Officer  relating to the
                    Registrant's   Quarterly  Report   on  Form   10-Q   for the
                    quarter ended June 30, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  31.2 -          Certification  of  Chief Financial  Officer  relating to the
                    Registrant's   Quarterly   Report  on  Form  10-Q  for   the
                    quarter ended June 30, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  32 -            Certification   of   Chief   Executive   Officer  and  Chief
                    Financial  Officer  relating to the  Registrant's  Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.


____________________
*     Incorporated by reference to the indicated prior filing.
**    Filed herewith.
+     Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION


August 9, 2005

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