Form 10-Q
period 2005-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2005-11-09
CIK 845877

As filed with the Securities and Exchange Commission on
                                November 9, 2005
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2005

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

Yes   [X]               No    [  ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ]              No    [X]

     As of November 1, 2005, there were 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,586,325 shares of Class C Non-Voting Common Stock outstanding.

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

     The  following  information   concerning  Farmer  Mac's  interim  unaudited
condensed consolidated financial statements is included in this report beginning on the pages listed below:

      Condensed Consolidated Balance Sheets as of September 30, 2005 and
        December 31, 2004..............................................3
      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004.............4
      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004......................5
      Notes to Condensed Consolidated Financial Statements.............6


                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                        September 30,       December 31,
                                                                      -----------------  -----------------
                                                                            2005               2004
                                                                      -----------------  -----------------
                                                                                (in thousands)
Assets:
   Cash and cash equivalents                                               $ 437,561          $ 430,504
   Investment securities                                                   1,593,892          1,056,143
   Farmer Mac Guaranteed Securities                                        1,314,689          1,376,847
   Loans held for sale                                                        51,217             15,281
   Loans held for investment                                                 780,708            871,988
    Allowance for loan losses                                                 (6,668)            (4,395)
                                                                      -----------------  -----------------
     Loans held for investment, net                                          774,040            867,593
  Real estate owned                                                            1,830              3,845
   Financial derivatives                                                       6,913              1,499
   Interest receivable                                                        45,237             58,131
   Guarantee and commitment fees receivable                                   18,813             19,871
   Deferred tax asset, net                                                     5,921              6,518
   Prepaid expenses and other assets                                           7,042             10,585
                                                                      -----------------  -----------------
     Total Assets                                                        $ 4,257,155        $ 3,846,817
                                                                      -----------------  -----------------
Liabilities and Stockholders' Equity:
Liabilities:
   Notes payable:
    Due within one year                                                  $ 2,496,039        $ 2,620,172
    Due after one year                                                     1,431,930            862,201
                                                                      -----------------  -----------------
     Total notes payable                                                   3,927,969          3,482,373

   Financial derivatives                                                      32,698             47,793
   Accrued interest payable                                                   25,253             25,511
   Guarantee and commitment obligation                                        15,282             14,892
   Accounts payable and accrued expenses                                      14,186             26,690
   Reserve for losses                                                          4,228             12,706
                                                                      -----------------  -----------------
     Total Liabilities                                                     4,019,616          3,609,965
                                                                      -----------------  -----------------
Stockholders' Equity:
   Preferred stock:
    Series A, stated at redemption/liquidation value,
     $50 per share, 700,000 shares authorized, issued
     and outstanding                                                          35,000             35,000
   Common stock:
    Class A Voting, $1 par value, no maximum authorization,
     1,030,780 shares issued and outstanding                                   1,031              1,031
    Class B Voting, $1 par value, no maximum authorization,
     500,301 shares issued and outstanding                                       500                500
    Class C Non-Voting, $1 par value, no maximum authorization,
     9,584,718 and 10,291,041 shares issued and outstanding
     as of September 30, 2005 and December 31, 2004, respectively              9,585             10,291
   Additional paid-in capital                                                 83,012             87,777
   Accumulated other comprehensive income/(loss)                              (2,693)              (882)
   Retained earnings                                                         111,104            103,135
                                                                      -----------------  -----------------
     Total Stockholders' Equity                                              237,539            236,852
                                                                      -----------------  -----------------

     Total Liabilities and Stockholders' Equity                          $ 4,257,155        $ 3,846,817
                                                                      -----------------  -----------------


                   See accompanying notes to condensed consolidated financial statements.



                                 FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                 (in thousands, except per share amounts)


                                                           Three Months Ended                 Nine Months Ended
                                                  ---------------------------------  ----------------------------------
                                                   Sept. 30, 2005   Sept. 30, 2004    Sept. 30, 2005    Sept. 30, 2004
                                                  ---------------- ----------------  ----------------  ----------------
Interest income:
   Investments and cash equivalents                   $ 19,888          $ 9,412           $ 47,241       $ 25,857
   Farmer Mac Guaranteed Securities                     17,203           16,689             52,057         49,555
   Loans                                                11,968           12,285             35,558         38,974
                                                  ---------------- ----------------  ----------------  ----------------
    Total interest income                               49,059           38,386            134,856        114,386

Interest expense                                        41,186           30,417            111,054         89,112
                                                  ---------------- ----------------  ----------------  ----------------
Net interest income                                      7,873            7,969             23,802         25,274
   Recovery/(provision) for loan losses                 (2,465)             144             (1,678)        (2,420)
                                                  ---------------- ----------------  ----------------  ----------------
Net interest income after provision/recovery
   for loan losses                                       5,408            8,113             22,124         22,854
Guarantee and commitment fees                            4,844            5,269             14,689         15,742
Gains/(losses) on financial derivatives
   and trading assets                                   (2,379)           5,343               (392)         2,417
Gain on sale of Farmer Mac Guaranteed Securities             -                -                  -            367
Gains/(losses) on the sale of real estate owned            114              133                 33           (120)
Representation and warranty claims income                    -                -                 79          1,816
Other income                                               926              710              1,671          1,398
                                                  ---------------- ----------------  ----------------  ----------------
    Total revenues                                       8,913           19,568             38,204         44,474
                                                  ---------------- ----------------  ----------------  ----------------
Expenses:
   Compensation and employee benefits                    2,211            1,715              5,886          5,227
   General and administrative                            2,554            2,038              6,817          5,929
   Regulatory fees                                         576              504              1,728          1,565
   Real estate owned operating costs, net                  (10)             (52)                27            290
   Provision/(recovery) for losses                      (8,081)           1,759             (8,272)         2,426
                                                  ---------------- ----------------  ----------------  ----------------
    Total operating expenses                            (2,750)           5,964              6,186         15,437
                                                  ---------------- ----------------  ----------------  ----------------

Income before income taxes                              11,663           13,604             32,018         29,037

Income tax expense                                       3,470            4,440              9,582          8,966
                                                  ---------------- ----------------  ----------------  ----------------
Net income                                               8,193            9,164             22,436         20,071
                                                  ---------------- ----------------  ----------------  ----------------
Preferred stock dividends                                 (560)            (560)            (1,680)        (1,680)
                                                  ---------------- ----------------  ----------------  ----------------
Net income available to common stockholders            $ 7,633          $ 8,604           $ 20,756       $ 18,391
                                                  ---------------- ----------------  ----------------  ----------------
Earnings per common share:
   Basic earnings per common share                      $ 0.68           $ 0.71             $ 1.82         $ 1.52
   Diluted earnings per common share                    $ 0.67           $ 0.70             $ 1.80         $ 1.50
   Common stock dividends per common share              $ 0.10           $    -             $ 0.30         $    -

                         See accompanying notes to condensed consolidated financial statements.


                                    FEDERAL AGRICULTURAL MORTGAGE CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                 (in thousands)


                                                                                     Nine Months Ended
                                                                            ------------------------------------
                                                                              Sept. 30, 2005    Sept. 30, 2004
                                                                            ----------------- ------------------

Cash flows from operating activities:
   Net income                                                                    $ 22,436           $ 20,071
   Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of investment premiums and discounts                           2,040              1,714
    Amortization of debt premiums, discounts and issuance costs                    44,126             21,358
    Proceeds from repayment of trading investment securities                        2,148              3,641
    Purchase of loans held for sale                                               (78,093)           (54,426)
    Proceeds from repayment of loans held for sale                                  9,391              9,042
    Net change in fair value of trading securities and financial derivatives          999             (1,027)
    Amortization of settled financial derivatives contracts                         1,346                805
    Gain on sale of Farmer Mac Guaranteed Securities                                    -               (367)
    (Gains)/losses on the sale of real estate owned                                   (33)               120
    Total (recovery)/provision for losses                                          (6,594)             4,846
    Decrease in interest receivable                                                12,894             20,603
    Decrease/(increase) in guarantee and commitment fees receivable                 1,058             (2,009)
    Decrease/(increase) in other assets                                             1,914             (4,799)
    Decrease in accrued interest payable                                             (258)              (653)
    Decrease in other liabilities                                                 (14,823)           (17,455)
                                                                            ----------------- ------------------
      Net cash (used in)/provided by operating activities                          (1,449)             1,464

Cash flows from investing activities:
   Purchases of available-for-sale investment securities                       (1,787,240)          (434,708)
   Purchases of Farmer Mac II Guaranteed Securities and
    AgVantage bonds                                                              (149,547)          (146,538)
   Purchases of loans held for investment                                            (650)           (21,767)
   Purchases of defaulted loans                                                   (11,022)           (12,525)
   Proceeds from repayment of investment securities                             1,237,548            549,957
   Proceeds from repayment of Farmer Mac Guaranteed Securities                    191,363            219,309
   Proceeds from repayment of loans                                               118,999            129,001
   Proceeds from sale of loans and Farmer Mac Guaranteed Securities                24,073            117,812
   Proceeds from sale of real estate owned                                          2,882             11,004
                                                                            ----------------- ------------------
    Net cash (used in)/provided by investing activities                          (373,594)           411,545

Cash flows from financing activities:
   Proceeds from issuance of discount notes                                    34,381,698         44,287,878
   Proceeds from issuance of medium-term notes                                    767,643            675,783
   Payments to redeem discount notes                                          (34,242,221)       (45,255,947)
   Payments to redeem medium-term notes                                          (505,240)          (241,460)
   Settlement of financial derivatives                                                158             (1,100)
   Proceeds from common stock issuance                                                836              1,063
   Purchases of common stock                                                      (15,682)            (1,414)
   Cash dividends paid                                                             (5,092)            (1,680)
                                                                            ----------------- ------------------
    Net cash provided by/(used in) financing activities                           382,100           (536,877)
                                                                            ----------------- ------------------
   Net increase/(decrease) in cash and cash equivalents                             7,057           (123,868)

   Cash and cash equivalents at beginning of period                               430,504            623,674
                                                                            ----------------- ------------------
   Cash and cash equivalents at end of period                                   $ 437,561          $ 499,806
                                                                            ----------------- ------------------

                      See accompanying notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

          (a)  Cash and Cash Equivalents

     Farmer Mac considers highly liquid investment securities with remaining maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2005 and 2004.

                                                                     Nine Months Ended
                                                       ----------------------------------------------
                                                         September 30, 2005      September 30, 2004
                                                       ---------------------- -----------------------
                                                                     (in thousands)
Cash paid for:
   Interest                                                   $ 51,352                $ 45,159
   Income taxes                                                  8,200                   8,000
Non-cash activity:
   Real estate owned acquired through foreclosure                  980                   6,969
   Loans acquired and securitized as Farmer Mac
     Guaranteed Securities                                      24,073                  88,479

          (b)  Allowance for Losses

     As of September 30, 2005, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying long-term standby purchase commitments ("LTSPCs") and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the "1996 Act") in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5") and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended ("SFAS 114").

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

     Historically, Farmer Mac estimated probable losses using a systematic process that began with management's evaluation of the results of a proprietary loan pool simulation and guarantee fee model. That model drew upon historical information from a data set of agricultural mortgage loans screened to include only those loans with credit characteristics similar to those eligible for Farmer Mac's programs. The results generated by that model were then modified, as necessary, by the application of management's judgment.

     During third quarter 2005, Farmer Mac completed the planned migration of its methodology for determining its allowance for losses away from one based on its loan pool simulation and guarantee fee model to one based on its own historical portfolio loss experience and credit trends. Farmer Mac recorded the effects of that change as a change in accounting estimate as of September 30, 2005.

     Farmer Mac's new methodology for determining its allowance for losses incorporates the Corporation's proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio. For the purposes of the loss allowance methodology, the loans in Farmer Mac's portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The new allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for loans underlying LTSPCs and loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac's portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

     o    economic conditions;
     o geographic and agricultural commodity/product concentrations in the portfolio;
     o    the credit profile of the portfolio;
     o    delinquency trends of the portfolio; and
     o    historical charge-off and recovery activities of the portfolio.

If, based on that evaluation, management concludes that the assumption is not valid, the loss allowance calculation is modified by the addition of further assumptions to capture current portfolio trends and characteristics that differ from historical experience.

     As of September 30, 2005, Farmer Mac concluded that the credit profile of its portfolio was consistent with Farmer Mac's historical credit profile and trends. Management believes that the allowance for losses adequately covers probable losses inherent in its portfolio under SFAS 5 and SFAS 114.

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and nine months ended September 30, 2005 and 2004:

                                                             September 30, 2005
                                          ----------------------------------------------------------
                                            Allowance         REO                        Total
                                            for Loan       Valuation      Reserve       Allowance
                                             Losses        Allowance     for Losses    for Losses
                                          -------------- -------------- ------------- --------------
                                                               (in thousands)
Three Months Ended:
Beginning balance                             $ 3,670            $ -       $12,394       $ 16,064
     Provision/(recovery) for losses             (816)            85           (96)          (827)
     Net (charge-offs)/recoveries                 533            (85)            -            448
     Change in accounting estimate              3,281              -        (8,070)        (4,789)
                                          -------------- -------------- ------------- --------------
Ending balance                                $ 6,668            $ -       $ 4,228       $ 10,896
                                          -------------- -------------- ------------- --------------

Nine Months Ended:
Beginning balance                             $ 4,395            $ -       $12,706       $ 17,101
     Provision/(recovery) for losses           (1,603)           205          (408)        (1,806)
     Net (charge-offs)/recoveries                 595           (205)            -            390
     Change in accounting estimate              3,281              -        (8,070)        (4,789)
                                          -------------- -------------- ------------- --------------

Ending balance                                $ 6,668            $ -       $ 4,228       $ 10,896
                                          -------------- -------------- ------------- --------------


                                                             September 30, 2004
                                          ----------------------------------------------------------
                                            Allowance         REO                        Total
                                            for Loan       Valuation      Reserve       Allowance
                                             Losses        Allowance     for Losses    for Losses
                                          -------------- -------------- ------------- --------------
                                                               (in thousands)
Three Months Ended:
Beginning balance                             $ 5,565          $ 545       $15,688       $ 21,798
     Provision/(recovery) for losses             (144)           210         1,549          1,615
     Net charge-offs                             (196)          (755)            -           (951)
                                          -------------- -------------- ------------- --------------
Ending balance                                $ 5,225            $ -       $17,237       $ 22,462
                                          -------------- -------------- ------------- --------------
Nine Months Ended:
Beginning balance                             $ 5,967          $ 238       $15,848       $ 22,053
     Provision for losses                       2,420          1,037         1,389          4,846
     Net charge-offs                           (3,162)        (1,275)            -         (4,437)
                                          -------------- -------------- ------------- --------------
Ending balance                                $ 5,225            $ -       $17,237       $ 22,462
                                          -------------- -------------- ------------- --------------

     The table below summarizes the components of Farmer Mac's allowance for losses as of September 30, 2005 and December 31, 2004.

                                                                September 30,       December 31,
                                                                    2005                2004
                                                               ----------------   -----------------
                                                                         (in thousands)
Allowance for loan losses                                           $ 6,668             $ 4,395
Real estate owned valuation allowance                                     -                   -
Reserve for losses:
      On-balance sheet Farmer Mac I Guaranteed Securities             2,255               1,973
      Off-balance sheet Farmer Mac I Guaranteed Securities            1,178               2,981
      LTSPCs                                                            795               7,752
                                                               ----------------   -----------------
      Total                                                        $ 10,896            $ 17,101
                                                               ----------------   -----------------

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

     As of September 30, 2005, Farmer Mac individually analyzed $47.3 million of its $94.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $47.5 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. Of the $47.3 million of assets analyzed, $42.5 million were adequately collateralized. For the $4.8 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $0.5 million. Accordingly, Farmer Mac recorded specific allowances of $0.5 million for those under-collateralized assets as of September 30, 2005. As of September 30, 2005, in addition to the specific allowances provided, Farmer Mac recorded non-specific or general allowances of $10.4 million, bringing the total allowance for losses to $10.9 million.

     The balance of impaired assets, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired assets as of September 30, 2005 and December 31, 2004 are summarized in the following table:

                                                      September 30, 2005                        December 31, 2004
                                            ---------------------------------------- ----------------------------------------
                                                            Specific        Net                     Specific        Net
                                               Balance      Allowance     Balance      Balance      Allowance     Balance
                                            -------------- -----------  ------------ ------------ ------------- -------------
                                                                            (in thousands)
Impaired assets:
      Specific allowance for losses             $ 4,810      $ (490)      $ 4,320     $ 12,871      $ (1,433)     $ 11,438
      No specific allowance for losses           90,020           -        90,020       82,762             -        82,762
                                            -------------- -----------  ------------ ------------ -------------  ------------
           Total                               $ 94,830      $ (490)     $ 94,340     $ 95,633      $ (1,433)     $ 94,200
                                            -------------- -----------  ------------ ------------ -------------  ------------

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

     The  following  table  summarizes   information  related  to  Farmer  Mac's
financial derivatives as of September 30, 2005 and December 31, 2004:


                                                               September 30, 2005
                     --------------------------------------------------------------------------------------------------------------
                          Cash Flow Hedges           Fair Value Hedges         No Hedge Designation               Total
                     -------------------------- --------------------------  -------------------------- ----------------------------
                        Notional    Fair Value     Notional    Fair Value      Notional    Fair Value     Notional      Fair Value
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------
                                                                   (in thousands)
Interest rate swaps:
    Pay-fixed          $ 592,987    $ (24,748)          $ -          $ -       $ 36,623        $ 418      $ 629,610     $ (24,330)
    Receive-fixed              -            -       105,000       (2,625)       100,000       (1,500)       205,000        (4,125)
    Basis                225,629        2,443             -            -        280,531         (845)       506,160         1,598
Agency forwards          107,368          832             -            -         42,898          240        150,266         1,072
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------
Total                  $ 925,984    $ (21,473)    $ 105,000     $ (2,625)     $ 460,052     $ (1,687)    $1,491,036     $ (25,785)
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------

                                                                    December 31, 2004
                     --------------------------------------------------------------------------------------------------------------
                          Cash Flow Hedges           Fair Value Hedges         No Hedge Designation               Total
                     -------------------------- --------------------------  -------------------------- ----------------------------
                        Notional    Fair Value     Notional    Fair Value      Notional    Fair Value     Notional      Fair Value
                     ------------- ------------ ------------- ------------  ------------- ------------ -------------- -------------
                                                                   (in thousands)
Interest rate swaps:
    Pay-fixed          $ 610,324      $ (43,386)         $ -          $ -      $ 29,152      $ (11)      $ 639,476    $ (43,397)
    Receive-fixed              -              -      105,000       (2,212)      100,000       (272)        205,000       (2,484)
    Basis                261,985           (780)           -            -       389,679        226         651,664         (554)
Agency forwards           20,005            127            -            -         6,920         14          26,925          141
                     ------------  ------------- ------------ ------------ ------------- ------------ --------------- ------------
Total                  $ 892,314      $ (44,039)   $ 105,000     $ (2,212)    $ 525,751      $ (43)    $ 1,523,065    $ (46,294)
                     ------------  ------------- ------------ ------------ ------------- ------------ --------------- ------------


     As of September 30, 2005, Farmer Mac had approximately $19.2 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $3.7 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings. For the quarter ended September 30, 2005, Farmer Mac recorded a gain of $0.2 million for ineffectiveness related to Farmer Mac's designated hedges.

            (d) Earnings Per Common Share

     Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share ("EPS") for the three and nine months ended September 30, 2005 and 2004:

                                             September 30, 2005                   September 30, 2004
                                      ---------------------------------  ---------------------------------
                                                   Dilutive                          Dilutive
                                                    stock    Diluted                   stock    Diluted
                                       Basic EPS   options     EPS        Basic EPS   options     EPS
                                      ---------------------------------  ---------------------------------
                                                  (in thousands, except per share amounts)
Three Months Ended:
   Net income available to             $ 7,633              $ 7,633        $ 8,604               $ 8,604
    common stockholders
   Weighted average shares              11,205     200       11,405         12,091      132       12,223
   Earnings per common share            $ 0.68               $ 0.67        $ 0.71                 $ 0.70

Nine Months Ended:
   Net income available to             $20,756              $20,756        $18,391               $18,391
    common stockholders
   Weighted average shares              11,434     104       11,538         12,082      157       12,239
   Earnings per common share            $ 1.82               $ 1.80         $ 1.52                $ 1.50

     During third quarter 2005, Farmer Mac repurchased 191,810 shares of its Class C Non-Voting Common Stock at an average price of $24.56 per share pursuant to the Corporation's previously announced stock repurchase program. These repurchases reduced the Corporation's capital by approximately $4.7 million. During the nine months ended September 30, 2005, Farmer Mac repurchased 756,252 shares of its Class C Non-Voting Common Stock at an average price of $20.70, which reduced the Corporation's capital by approximately $15.7 million.

            (e) Stock-Based Compensation

     Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS 123"). Accordingly, no compensation expense was recognized in third quarter 2005 or third quarter 2004 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table:

                                             Three Months Ended                 Nine Months Ended
                                     --------------------------------- --------------------------------
                                      Sept. 30, 2005   Sept. 30, 2004   Sept. 30, 2005   Sept. 30, 2004
                                     ---------------- ---------------- ---------------- ----------------
                                                 (in thousands, except per share amounts)
Net income available to common
  stockholders, as reported              $ 7,633          $ 8,604         $ 20,756        $ 18,391
Add back:  Restricted stock
  compensation expense included in
  reported net income, net of taxes            -                4                -              15
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method
  for all awards, net of taxes              (257)          (1,155)          (1,920)         (1,646)
Pro forma net income available to
                                     ---------------- ---------------- ---------------- ----------------
  common stockholders                    $ 7,376          $ 7,453         $ 18,836        $ 16,760
                                     ---------------- ---------------- ---------------- ----------------

Earnings per common share:
  Basic - as reported                     $ 0.68           $ 0.71           $ 1.82          $ 1.52
  Basic - pro forma                       $ 0.66           $ 0.62           $ 1.65          $ 1.39

  Diluted - as reported                   $ 0.67           $ 0.70           $ 1.80          $ 1.50
  Diluted - pro forma                     $ 0.65           $ 0.61           $ 1.63          $ 1.37

     The following table summarizes stock option activity for the three and nine months ended September 30, 2005 and 2004:

                                             September 30, 2005               September 30, 2004
                                      --------------------------------  -----------------------------
                                                         Weighted-                       Weighted-
                                                          Average                         Average
                                                         Exercise                         Exercise
                                          Shares           Price            Shares         Price
                                      --------------- ----------------  --------------  -------------
Three Months Ended:
Outstanding, beginning of period         2,141,300        $ 22.30         1,586,656       $ 23.01
  Granted                                   46,000          24.34           251,984         19.91
  Exercised                                 (7,966)         19.85            (6,000)        15.33
  Canceled                                  (2,668)         21.91              (501)        26.54
                                      --------------- ----------------  --------------  -------------
Outstanding, end of period               2,176,666        $ 22.36         1,832,139       $ 22.61
                                      --------------- ----------------  --------------  -------------
Nine Months Ended:
Outstanding, beginning of period          1,812,222       $ 22.67         1,575,980        $ 22.92
  Granted                                   478,561         20.95           341,984          20.49
  Exercised                                 (47,769)        15.07           (48,124)         17.69
  Canceled                                  (66,348)        26.16           (37,701)         22.84
                                      --------------- ----------------  --------------  -------------
Outstanding, end of period                2,176,666       $ 22.36         1,832,139        $ 22.61
                                      --------------- ----------------  --------------  -------------

Options exercisable at end of period      1,473,156                       1,363,676
                                      ---------------                   --------------


            (f) Reclassifications

     Certain reclassifications of prior period information were made to conform to the current period presentation.

            (g) New Accounting Standards

     In March 2004, the Emerging Issues Task Force ("EITF") amended EITF 03-1, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: (1) determine whether an investment is impaired; (2) evaluate whether the impairment is other-than-temporary; and (3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The guidance in EITF 03-1 is effective for reporting periods beginning after June 15, 2004, with the exception of certain sections, which have been deferred. Farmer Mac is evaluating the impact of the deferred portions of the amendment and will adopt them when effective. In the interim, Farmer Mac continues to apply earlier authoritative accounting guidance, primarily SFAS 115 and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for the measurement and recognition of other-than-temporary impairment of its debt and equity securities.

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


Note 2.  Farmer Mac Guaranteed Securities

     The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of September 30, 2005 and December 31, 2004.

                                 September 30, 2005                               December 31, 2004
                   ------------------------------------------------ -------------------------------------------------
                     Available-       Held-to-                        Available-        Held-to-
                      for-Sale        Maturity          Total          for-Sale         Maturity          Total
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------
                                                            (in thousands)
Farmer Mac I          $ 502,562         $ 42,484       $ 545,046        $ 620,501        $ 42,911        $ 663,412
Farmer Mac II                 -          769,643         769,643                -         713,435          713,435
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------
    Total             $ 502,562        $ 812,127     $ 1,314,689        $ 620,501       $ 756,346      $ 1,376,847
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------

Amortized cost         $ 483,840       $ 812,127     $ 1,295,967        $ 585,021       $ 756,346      $ 1,341,367
Unrealized gains          21,869             780          22,649           35,660          12,225           47,885
Unrealized losses        (3,147)          (5,338)         (8,485)            (180)         (2,038)          (2,218)
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------
    Fair value        $ 502,562        $ 807,569     $ 1,310,131        $ 620,501       $ 766,533      $ 1,387,034
                   --------------- ---------------- --------------- ---------------- ---------------  ---------------

     The table below presents a sensitivity analysis for Farmer Mac's retained Farmer Mac Guaranteed Securities as of September 30, 2005.

                                                      September 30, 2005
                                                    ----------------------
                                                    (dollars in thousands)

Fair value of beneficial interests retained
    in Farmer Mac Guaranteed Securities                $ 1,310,131

Weighted-average remaining life (in years)                     4.6

Weighted-average prepayment speed (annual rate)               11.1%
    Effect on fair value of a 10% adverse change            $ (209)
    Effect on fair value of a 20% adverse change            $ (318)

Weighted-average discount rate                                 5.2%
    Effect on fair value of a 10% adverse change         $ (17,737)
    Effect on fair value of a 20% adverse change         $ (35,815)

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

     The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

                                  September 30,  December 31,
                                     2005           2004
                                 -------------- --------------
                                        (in thousands)
On-balance sheet assets:
   Farmer Mac I:
     Loans                          $ 812,315       $ 876,866
     Guaranteed Securities            525,681         626,952
   Farmer Mac II:
     Guaranteed Securities            768,895         712,653
                                 -------------- --------------
      Total on-balance sheet      $ 2,106,891     $ 2,216,471
                                 -------------- --------------


Off-balance sheet assets:
   Farmer Mac I:
     LTSPCs                       $ 2,183,058     $ 2,295,103
     Guaranteed Securities            792,893         882,282
   Farmer Mac II:
     Guaranteed Securities             41,791          55,889
                                 -------------- --------------
      Total off-balance sheet     $ 3,017,742     $ 3,233,274
                                 -------------- --------------
      Total                       $ 5,124,633     $ 5,449,745
                                 -------------- --------------


     Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below. Information is not presented for loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities or Farmer Mac II Guaranteed Securities. Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture ("USDA"). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. To date, Farmer Mac has experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.


                                        90-Day                      Net Credit
                                    Delinquencies (1)           Losses/(Recoveries)
                             ------------------------------ -----------------------------
                                 As of         As of          For the Nine Months Ended
                              September 30,   December 31,         September 30,
                             --------------- -------------- -----------------------------
                                 2005            2004           2005           2004
                             --------------- -------------- ------------- ---------------

On-balance sheet assets:
   Farmer Mac I:
     Loans                       $ 34,731       $ 24,800          $ (595)      $ 3,161
     Guaranteed Securities              -              -               -             -
                              --------------- -------------- ------------- ---------------
      Total on-balance sheet     $ 34,731       $ 24,800          $ (595)      $ 3,161
                              --------------- -------------- ------------- ---------------


Off-balance sheet assets:
   Farmer Mac I:
     LTSPCs                       $ 5,853          $ 483             $ -           $ -
     Guaranteed Securities              -              -               -             -
                              --------------- -------------- ------------- ---------------
      Total off-balance sheet     $ 5,853          $ 483             $ -           $ -
                              --------------- -------------- ------------- ---------------
      Total                      $ 40,584       $ 25,283          $ (595)      $ 3,161
                              --------------- -------------- ------------- ---------------

(1) Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

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

                                                 Nine Months Ended
                                      ---------------------------------------------
                                       September 30, 2005      September 30, 2004
                                      ---------------------   ---------------------
                                                     (in thousands)
Proceeds from new securitizations          $ 24,073                $ 88,846
Guarantee fees received                       1,329                   1,222
Purchases of assets from the trusts           2,508                   2,826
Servicing advances                                6                      33
Repayment of servicing advances                  21                      38

     The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2005 and December 31, 2004, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

                Outstanding Balance of Off-Balance Sheet
                   Farmer Mac Guaranteed Securities
-------------------------------------------------------------------------
                                         September 30,      December 31,
                                              2005              2004
                                       -----------------  ---------------
                                                (in thousands)

Farmer Mac I Guaranteed Securities          $ 792,893        $ 882,282
Farmer Mac II Guaranteed Securities            41,791           55,889
                                       -----------------  ---------------
     Total Farmer Mac I and II              $ 834,684        $ 938,171
                                       -----------------  ---------------

     As of September 30, 2005, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 15.3 years. For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $4.9 million as of September 30, 2005 and $5.2 million as of December 31, 2004.

Long-Term Standby Purchase Commitments (LTSPCs)

     An LTSPC is a commitment by Farmer Mac to purchase eligible loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.

     As of September 30, 2005 and December 31, 2004, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion and $2.3 billion, respectively. For all LTSPC transactions to date, Farmer Mac has incurred a charge-off on two loans.

     As of September 30, 2005, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.2 years. For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $10.4 million as of September 30, 2005 and $9.7 million as of December 31, 2004.

Note 4.  Comprehensive Income

     Comprehensive income is comprised of net income plus other changes in stockholders' equity not resulting from investments by or distributions to stockholders. The following table sets forth Farmer Mac's other comprehensive income for the three and nine months ended September 30, 2005 and 2004.

                                                                    Three Months Ended                  Nine Months Ended
                                                             ---------------------------------  ---------------------------------
                                                              Sept. 30, 2005   Sept. 30, 2004    Sept. 30, 2005   Sept. 30, 2004
                                                             ---------------- ----------------  ---------------- ----------------
                                                                     (in thousands)                     (in thousands)

Net income available to common stockholders                       $ 7,633         $ 8,604         $ 20,756        $ 18,391
   Unrealized gains/(losses) on securities:
     Unrealized holding gains/(losses) arising during
        the period                                                (24,581)          8,321          (26,284)        (10,533)
     Less: reclassification adjustment for gains/(losses)
        included in net income                                          -              83              (47)            521
                                                             ---------------- ----------------  ---------------- ----------------
   Unrealized gains/(losses) on securities                        (24,581)          8,238          (26,237)        (11,054)
   Cash flow hedging instruments:
     Unrealized gains/(losses)                                     19,356         (16,731)          22,613           3,835
     Less: amortization of losses on forward sale
        contracts into interest expense                              (401)           (382)          (1,306)         (1,142)
     Less: impact of realized gains/(losses) related to
        de-designated cash flow hedges                                (26)              -              467          (1,168)
                                                             ---------------- ----------------  ---------------- ----------------
   Cash flow hedging instruments                                   19,783         (16,349)          23,452           6,145
   Deferred compensation                                                -               5                -              23
                                                             ---------------- ----------------  ---------------- ----------------
   Other compehensive income, before tax                           (4,798)         (8,106)          (2,785)         (4,886)
   Income tax related to items of other comprehensive
        income                                                     (1,678)         (2,837)            (974)         (1,710)
                                                             ---------------- ----------------  ---------------- ----------------
Other comprehensive income/(loss), net of tax                      (3,120)         (5,269)          (1,811)         (3,176)
                                                             ---------------- ----------------  ---------------- ----------------
Comprehensive income available to common stockholders             $ 4,513         $ 3,335         $ 18,945        $ 15,215
                                                             ---------------- ----------------  ---------------- ----------------

Note 5. Investments

     As of the dates indicated below, Farmer Mac's investment portfolio was comprised of the following:

                           September 30,           December 31,
                                2005                   2004
                          -----------------     -----------------
                                      (in thousands)

Held-to-maturity               $ 10,604              $ 10,604
Available-for-sale            1,575,672             1,035,695
Trading                           7,616                 9,844
                          -----------------     -----------------
                            $ 1,593,892           $ 1,056,143
                          -----------------     -----------------


     The amortized cost and estimated fair values of investments as of September 30, 2005 and December 31, 2004 were as follows.

                                           As of September 30, 2005                           As of December 31, 2004
                             ---------------------------------------------------- -------------------------------------------------
                              Amortized    Unrealized   Unrealized                Amortized   Unrealized    Unrealized
                                 Cost         Gain         Losses     Fair Value     Cost         Gain        Losses    Fair Value
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------
                                                                       (in thousands)
Held-to-maturity:
   Cash investment in
    fixed rate guaranteed
    investment contract         $ 10,604     $ 59          $ -        $ 10,663      $ 10,604       $ 282          $ -      $ 10,886
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------
    Total held-to-maturity      $ 10,604     $ 59          $ -        $ 10,663      $ 10,604       $ 282          $ -      $ 10,886
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------

Available-for-sale:
   Floating rate
    asset-backed securities    $ 113,286     $ 861         $ -       $ 114,147     $ 113,394       $ 403          $ -     $ 113,797
   Floating rate corporate
    debt securities              245,164       551         (11)        245,704       372,272         398          (68)      372,602
   Fixed rate corporate
    debt securities              544,731     1,197         (46)        545,882             -           -            -             -
   Floating rate auction
    rate certificates            204,450         -           -         204,450        99,998           2            -       100,000
   Fixed rate preferred
    stock                        239,940     4,872      (1,288)        243,524       185,257      14,798            -       200,055
   Fixed rate
    commercial paper              34,938         -           -          34,938        22,122           -            -        22,122
   Floating rate mortgage-
    backed securities            186,518       549         (40)        187,027       226,526         598           (5)      227,119
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------
    Total available-for-sale $ 1,569,027   $ 8,030    $ (1,385)    $ 1,575,672   $ 1,019,569    $ 16,199        $ (73)  $ 1,035,695
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------

Trading:
   Adjustable rate mortgage-
    backed securities            $ 7,531      $ 85         $ -         $ 7,616       $ 9,679       $ 165           $ -      $ 9,844
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------
    Total trading                $ 7,531      $ 85         $ -         $ 7,616       $ 9,679       $ 165           $ -      $ 9,844
                             ------------ ------------ ------------ ------------- ----------- ------------  ----------- -----------

     The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2005 and December 31, 2004. Farmer Mac has the intent and ability to hold its investment securities in unrealized loss positions as of September 30, 2005 for the foreseeable future.

     As of September 30, 2005, Farmer Mac owned one held-to-maturity investment that matures in 2006 with an amortized cost of $10.6 million, a fair value of $10.7 million, and a yield of 6.15 percent. As of September 30, 2005, Farmer Mac owned trading investment securities that mature after 10 years with an amortized cost of $7.5 million, a fair value of $7.6 million, and a weighted average yield of 4.4 percent. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2005 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

                                    Investment Securities
                                      Available-for-Sale
                         --------------------------------------------
                          Amortized Cost    Fair Value      Yield
                         ----------------  ------------ -------------
                                    (dollars in thousands)
Due within one year           $ 159,133        $ 159,165     3.80%
Due after one year
   through five years           721,175          721,545     4.68%
Due after five years
   through ten years            113,658          115,737     7.13%
Due after ten years             575,061          579,225     4.78%
                          ----------------  ------------ -------------
   Total                    $ 1,569,027      $ 1,575,672     4.80%
                          ----------------  ------------ -------------

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

Critical Accounting Policy and Estimates

     The critical accounting policy that is both important to the portrayal of Farmer Mac's financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. For a discussion of Farmer Mac's critical accounting policy, changes implemented in its methodology for determining its allowance for losses during third quarter 2005, as well as Farmer Mac's use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see "Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk" below.

Results of Operations

     Overview. Net income available to common stockholders for third quarter 2005 was $7.6 million or $0.67 per diluted common share, compared to $8.6 million or $0.70 per diluted common share for third quarter 2004. This decrease was due principally to the after-tax effects of the $2.4 million loss on financial derivatives in third quarter 2005 compared to gains on financial derivatives of $5.3 million in third quarter 2004 and partially offset by the release from the allowance for losses during third quarter 2005 of $5.6 million compared to provisions for losses of $1.6 million during third quarter 2004. Of the $5.6 million of the allowance released in third quarter 2005, $4.8 million was related to a change in accounting estimate. Net income available to common stockholders for the nine months ended September 30, 2005 was $20.8 million or $1.80 per diluted common share, compared to $18.4 million or $1.50 per diluted common share for the same period in 2004.

     As part of Farmer Mac's continuing evaluation of the overall credit quality of its portfolio, the strong U.S. agricultural economy, the recent upward trends in agricultural land values, the reduction in Farmer Mac's outstanding guarantees and commitments and the recordation of a change in accounting estimate resulting from the implementation of a new methodology to estimate probable losses inherent in its post-1996 Act Farmer Mac I portfolio, Farmer Mac determined that the appropriate level of allowance for losses as of September 30, 2005 was $10.9 million. This resulted in the release of approximately $5.6 million from the allowance for losses in third quarter 2005. Of that amount, $4.8 million was to record a change in accounting estimate. As of September 30, 2005, the allowance for losses was $10.9 million and 25 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio, compared to $17.1 million and 37 basis points as of December 31, 2004 and $22.5 million and 47 basis points as of September 30, 2004.

     As of September 30, 2005, Farmer Mac's 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after changes to Farmer Mac's statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $40.6 million, representing 0.95 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, down from $47.6 million (1.01 percent) as of September 30, 2004.

      During third quarter 2005, Farmer Mac:

               o    added $91.8 million of Farmer Mac I loans under LTSPCs;
               o purchased $39.8 million of newly originated Farmer Mac I loans; and
               o purchased $52.2 million of Farmer Mac II USDA-guaranteed portions of loans.

As of September 30, 2005, Farmer Mac's outstanding program volume was $5.1 billion, which represented approximately 11 percent of management's estimate of a $47.8 billion market of eligible agricultural mortgage loans. Farmer Mac's ongoing guarantee and commitment fee income reflects the annuity-like revenue stream of that aspect of the Corporation's business. That fee income is earned on the cumulative outstanding principal balance of Farmer Mac Guaranteed Securities and loans underlying LTSPCs. Accordingly, guarantee and commitment fees increase or decrease through changes in periodic business volume in proportion to the change in that cumulative outstanding principal balance, not in proportion to the change in periodic volume.

     Set forth below is a more detailed discussion of Farmer Mac's results of operations.

     Net Interest Income. Net interest income, which does not include guarantee fees for loans purchased prior to April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140")), was $7.9 million for third quarter 2005 and $23.8 million for the nine months ended September 30, 2005, compared to $8.0 million and $25.3 million, respectively, for the same periods in 2004. The net interest yield was 84 basis points for the nine months ended September 30, 2005, compared to 86 basis points for the nine months ended September 30, 2004. The effect of SFAS 140 was the classification of approximately $2.8 million (10 basis points) of guarantee fee income as interest income for the nine months ended September 30, 2005, compared to $3.2 million (11 basis points) for the nine months ended September 30, 2004.

     Farmer Mac classifies the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships as gains and losses on financial derivatives and trading assets. For the nine months ended September 30, 2005 and 2004, this classification resulted in the decrease of the net interest yield of 3 basis points and 5 basis points, respectively.

     The net interest yields for the nine months ended September 30, 2005 and 2004 included the benefits of yield maintenance payments of 12 basis points and 14 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and amounts of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results. For the nine months ended September 30, 2005 and 2004, the effects of yield maintenance payments on net income and diluted earnings per share were $2.2 million or $0.19 per diluted share and $2.7 million or $0.22 per diluted share, respectively.

     The table below provides information regarding interest-earning assets and funding for the nine months ended September 30, 2005 and 2004. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will decrease or increase accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.

     The low average rate earned on cash and cash equivalents reflects the relatively low level of short-term interest rates in 2005 and 2004, and an increase in short-term market rates during the first three quarters of 2005. The increase in the average rate for investments reflects the general increase in short-term rates and the short-term or floating rate nature of most investments acquired or reset during the first three quarters of 2005 and outstanding during the first three quarters of 2005. The higher average rate on loans and Farmer Mac Guaranteed Securities during the first nine months of 2005 reflects the increase in market rates during the latter part of 2004 and first part of 2005, which affected the rates on loans acquired or reset during that period and outstanding during the first nine months of 2005. The average rates on Farmer Mac's notes payable due within one year are consistent with general trends in average short-term rates during the periods presented. The average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at higher relative rates during the first part of 2005.

                                                                          Nine Months Ended
                                                      September 30, 2005                  September 30, 2004
                                              ------------------------------------ ------------------------------------
                                                 Average     Income/    Average       Average      Income/     Average
                                                 Balance     Expense      Rate        Balance      Expense      Rate
                                              ------------ ---------- -----------  ------------- ----------- ----------
                                                                       (dollars in thousands)
Interest-earning assets:
   Cash and cash equivalents                      $ 475,649  $ 10,607    2.97%        $ 635,091    $ 6,005      1.26%
   Investments                                    1,180,011    36,634    4.14%          981,404     19,852      2.70%
   Loans and Farmer Mac Guaranteed Securities     2,121,658    87,615    5.51%        2,299,931     88,529      5.13%
                                               ------------ ---------- ----------  ------------- ----------- ----------
   Total interest-earning assets                  3,777,318   134,856    4.76%        3,916,426    114,386      3.89%
                                               ------------ ----------             ------------- -----------

Funding:
   Notes payable due within one year              1,875,762    53,466    3.80%        2,149,271     38,664      2.40%
   Notes payable due after one year               1,701,524    57,588    4.51%        1,577,442     50,448      4.26%
                                               ------------ ---------- ----------  ------------- ----------- ----------
   Total interest-bearing liabilities             3,577,286   111,054    4.14%        3,726,713     89,112      3.19%
   Net non-interest-bearing funding                 200,032                             189,713
                                               ------------ ---------- ----------  ------------- ----------- ----------
   Total funding                                $ 3,777,318   111,054    3.92%      $ 3,916,426     89,112      3.03%
                                               ------------ ---------- ----------  ------------- ----------- ----------
Net interest income/yield                                    $ 23,802    0.84%                    $ 25,274      0.86%
                                                            ---------- ----------                ----------- ----------

     The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The increases due to rate reflect the short-term or adjustable-rate nature of the assets or liabilities and the general increases in short-term market rates.

                                                  Nine Months Ended September 30, 2005
                                                      Compared to Nine Months Ended
                                                          September 30, 2004
                                               --------------------------------------------
                                                       Increase/(Decrease) Due to
                                               --------------------------------------------
                                                    Rate          Volume         Total
                                               --------------- -------------- -------------
                                                          (in thousands)
Income from interest-earning assets
   Cash and cash equivalents                      $ 11,519       $ (6,917)      $ 4,602
   Investments                                      12,175          4,607        16,782
   Loans and Farmer Mac Guaranteed Securities       19,503        (20,417)         (914)
                                               --------------- -------------- -------------
    Total                                           43,197        (22,727)       20,470
   Expense from interest-bearing liabilities        38,240        (16,298)       21,942
                                               --------------- -------------- -------------
   Change in net interest income                   $ 4,957       $ (6,429)     $ (1,472)
                                               --------------- -------------- -------------

     Guarantee and Commitment Fees. Guarantee and commitment fees were $4.8 million for third quarter 2005 and $14.7 million for the nine months ended September 30, 2005, compared to $5.3 million and $15.7 million, respectively, for the same periods in 2004. The effects of the adoption of SFAS 140 were classification as interest income of guarantee fees of $0.9 million for third quarter 2005 and $2.8 million for the nine months ended September 30, 2005, compared to $1.0 million and $3.2 million, respectively, for the same periods in 2004, although management considers the amounts to have been earned in consideration for the assumption of credit risk. That portion of the difference or "spread" between the cost of Farmer Mac's debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk. When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

     Expenses. General and administrative expenses were $2.6 million for third quarter 2005 and $6.8 million for the nine months ended September 30, 2005, compared to $2.0 million and $5.9 million, respectively, for the same periods in 2004. Compensation and employee benefits were $2.2 million for third quarter 2005 and $5.9 million for the nine months ended September 30, 2005, compared to $1.7 million and $5.2 million, respectively, for the same periods in 2004. Regulatory fees assessed by FCA for third quarter 2005 and 2004 were $0.6 million and $0.5 million, respectively. Regulatory fees for the nine months ended September 30, 2005 were $1.7 million, compared to $1.6 million for the nine months ended September 30, 2004. FCA's regulatory fees charged to Farmer Mac for the federal fiscal year ended September 30, 2004 were $2.0 million, and FCA has advised the Corporation that its estimated fees for the federal fiscal year ended September 30, 2005 will be $2.3 million. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past. Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at or above current levels through 2006.

     During third quarter 2005, Farmer Mac released $5.6 million from the allowance for losses, compared to provisions of $1.6 million for third quarter 2004. That release included $4.8 million that resulted from a change in accounting estimate related to the implementation of a new process for estimating losses inherent in Farmer Mac's post-1996 Act portfolio to a methodology that is based upon a model that reflects Farmer Mac's own historical loss experience and credit trends. During the nine months ended September 30, 2005, Farmer Mac released $6.6 million from the allowance for losses, compared to provision of $4.8 million for the nine months ended September 30, 2004. See "--Quantitative and Qualitative Disclosures About Market Risk Management--Credit Risk" for additional information regarding Farmer Mac's provision for losses, provision for loan losses, the change in accounting estimate and Farmer Mac's new methodology for determining its allowance for losses. As of September 30, 2005, Farmer Mac's total allowance for losses totaled $10.9 million, or 0.25 percent of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $17.1 million and 0.37 percent as of December 31, 2004.

     Gains and Losses on Financial Derivatives and Trading Assets. The loss on financial derivatives and trading assets was $2.4 million for third quarter 2005 and $0.4 million for the nine months ended September 30, 2005, compared to a gain of $5.3 million and $2.4 million, respectively, for the same periods in 2004. The losses in 2005 and the gains in 2004 resulted primarily from fluctuations in the fair values of financial derivatives that were not designated as either fair value hedges or cash flow hedges in accordance with SFAS 133, which fluctuations resulted from movements in interest rates.

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

     Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133. Core earnings for the three and nine months ended September 30, 2005 were $9.3 million and $21.5 million, respectively, compared to $5.4 million and $17.5 million for the three and nine months ended September 30, 2004. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

                     Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
------------------------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended                       Nine Months Ended
                                                       --------------------------------------  -------------------------------------
                                                         Sept. 30, 2005      Sept. 30, 2004      Sept. 30, 2005     Sept. 30, 2004
                                                       ------------------  ------------------  ------------------  -----------------
                                                                                      (in thousands)

GAAP net income available
      to common stockholders                                  $ 7,633             $ 8,604            $ 20,756           $ 18,391

Less the effects of SFAS 133:
      Unrealized gains/(losses) on financial derivatives
         and trading assets, net of tax                        (1,668)              3,144                (770)               633
      Benefit from non-amortization of premium
         payments on financial derivatives, net of tax              -                  76                   -                228

                                                       ------------------  ------------------  ------------------  -----------------
Core earnings                                                 $ 9,301             $ 5,384            $ 21,526           $ 17,530
                                                       ------------------  ------------------  ------------------  -----------------



     Business Volume. New business volume for third quarter 2005 was $183.8 million, up from $161.9 million in second quarter 2005 and $157.1 million in third quarter 2004. Farmer Mac's new business with agricultural mortgage lenders continues to be constrained by:

     o    high  levels  of  available  capital  and  liquidity  of  agricultural lenders;
     o alternative sources of funding and credit enhancement for agricultural lenders;
     o increased competition in the secondary market for agricultural mortgage loans;
     o reduced growth rates in the agricultural mortgage market, due largely to the strong liquidity of many farmers and ranchers; and
     o the lower rate of growth of the Farm Credit System mortgage portfolio, reducing the demand for LTSPCs.

     For a more detailed discussion of the above factors and the related effects on Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook for 2005" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

     Looking ahead, Farmer Mac is developing innovative ways to serve the financing needs of rural America, and remains confident of opportunities for increased business volume and income growth as a result of the Corporation's product development and customer service efforts. In third quarter 2005:

     o Farmer Mac agreed to purchase or issue LTSPCs for loans secured by agricultural storage and processing facilities aggregating approximately $32.0 million, primarily for ethanol processing facilities. As of September 30, 2005, approximately $7.4 million of those loans were not yet disbursed by the lender, though those events are expected to occur during fourth quarter 2005.
     o Farmer Mac entered into an alliance with the American Bankers Association, finalized October 31, 2005, under which Farmer Mac agreed to provide efficient access and improved pricing to ABA member institutions and the ABA agreed to promote member participation in the Farmer Mac I loan purchase program.
     o Farmer Mac's satellite credit underwriting office in Ames, Iowa became fully functional. This office facilitates the use of Farmer Mac by Midwestern agricultural lenders, and Farmer Mac's responsiveness to them.
     o Farmer Mac purchased $500 million of three-year secured notes issued by the National Rural Utilities Cooperative Finance Corporation ("CFC"). The notes, which are mission-related, non-program investments that comply with parameters established by FCA, are secured by mortgage indebtedness issued by CFC-member rural electric distribution cooperatives serving communities across rural America. The transaction provided CFC with a new source of liquidity for its rural utility cooperative members that serve rural communities and support agriculture in 47 states, and advances Farmer Mac's financial role in and commitment to rural America.

Farmer Mac has diversified its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in marginal returns on equity equal to or better than the current net return on equity. Management expects those transactions to enhance Farmer Mac's mission accomplishment and net income.

     The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated.

                                                       Three Months Ended                 Nine Months Ended
                                               ---------------------------------  ---------------------------------
                                               Sept. 30, 2005    Sept. 30, 2004   Sept. 30, 2005    Sept. 30, 2004
                                               ---------------   ---------------  ---------------   ---------------
                                                                         (in thousands)
Loan purchase and guarantee and
    commitment activity:
    Farmer Mac I:
      Loans                                        $ 39,821          $ 23,229         $ 78,743          $ 76,193
      LTSPCs                                         91,783            84,097          221,484           358,468
    Farmer Mac II Guaranteed Securities              52,181            49,798          140,938           118,952
                                               ---------------   ---------------  ---------------   ---------------
      Total purchases, guarantees
        and commitments                           $ 183,785         $ 157,124        $ 441,165         $ 553,613
                                               ---------------   ---------------  ---------------   ---------------

Farmer Mac I Guaranteed Securities issuances:
    Retained                                            $ -               $ -              $ -               $ -
    Sold                                              2,061            24,783           24,073            76,691
                                               ---------------   ---------------  ---------------   ---------------
      Total                                         $ 2,061          $ 24,783         $ 24,073          $ 76,691
                                               ---------------   ---------------  ---------------   ---------------

     To fulfill its guarantee and commitment obligations, Farmer Mac purchases delinquent loans underlying Farmer Mac Guaranteed Securities and LTSPCs. The following table presents Farmer Mac's loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs.

                                               Three Months Ended                 Nine Months Ended
                                         --------------------------------  ---------------------------------
                                          Sept. 30, 2005   Sept. 30, 2004   Sept. 30, 2005   Sept. 30, 2004
                                         ---------------- ---------------  ---------------  ----------------
                                                                  (in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases          $ 39,821        $ 23,229         $ 78,743          $ 76,193

Defaulted loans purchased from
    off-balance sheet Farmer Mac I
    Guaranteed Securities                         913             393            2,508             2,826

Defaulted loans transferred from
    on-balance sheet Farmer Mac I
    Guaranteed Securities                       6,103           2,222            7,277             8,115

Defaulted loans purchased
    from LTSPCs                                   202             911            1,237             1,584

                                         ---------------- ---------------  ---------------  ----------------
Total loan purchases                         $ 47,039        $ 26,755         $ 89,765          $ 88,718
                                         ---------------- ---------------  ---------------  ----------------

     The  weighted-average  age of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2005 and third quarter 2004 was less than one month. Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2005 and third quarter 2004, 50 percent and 45 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 14.6 years and 15.2 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2005 and third quarter 2004 was 5.7 years and 4.7 years, respectively.

      As of September 30, 2005, more than 300 lenders were participating, directly or indirectly, in one or both of the Farmer Mac I or Farmer Mac II programs, including 116 approved loan sellers in the Farmer Mac I program ranging from single-office to multi-branch institutions, spanning community banks, Farm Credit System institutions, mortgage companies, commercial banks and insurance companies. The reduction in the number of approved loan sellers from 157 as of December 31, 2004 is principally the result of decertification by Farmer Mac of inactive sellers during second quarter 2005. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of September 30, 2005, approximately 75 lenders were participating in those networks.

     Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of September 30, 2005, there were 137 active sellers in the Farmer Mac II program, compared to 133 as of December 31, 2004. Sellers in the Farmer Mac II program consist mostly of community and regional banks.

     USDA's most recent publications (as available on USDA's website as of October 24, 2005) forecast:

     o 2005 net cash farm income to be $85.2 billion, declining less than one percent following a record year of $85.5 billion in 2004 and exceeding the 2003 level of $71.6 billion;
     o 2005 net farm income to be $71.8 billion, which is a decrease of $10.7 billion from the record $82.5 billion income for 2004 but still $19.4 million higher than the 10-year average net farm income;
     o Total direct government payments to be $21.4 billion in 2005, an increase from the 2004 payments of $13.3 billion. Market prices for crops affect payment rates for countercyclical government programs. Under countercyclical programs the level of payments varies inversely with market prices; USDA anticipates program crop prices to be lower in 2005, due in part to large inventories from 2003 and 2004 bumper crops;
     o The value of U.S. farm real estate to increase 7.3 percent in 2005 to $1.32 trillion, a smaller increase as compared to the 2004 increase of
          10.4 percent. USDA is anticipating improvement in the general economy to support further growth in farmland values; and
     o The amount of farm real estate debt to increase by 4.3 percent in 2005 to $119.2 billion, compared to $114.3 billion in 2004.


     The USDA forecast components referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac's financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate strong borrower cash flows, and generally increased values in U.S. farm real estate.

Balance Sheet Review

     During the nine months ended September 30, 2005, there were $131.7 million of net principal paydowns in program assets (Farmer Mac Guaranteed Securities and loans) and a $544.8 million increase in the portfolio of investment securities and cash and cash equivalents. Consistent with the net increase in assets during the period, total liabilities increased $409.7 million from December 31, 2004 to September 30, 2005. The increase in assets and liabilities was due principally to the purchase and funding of $500 million of three-year CFC secured notes. For further information regarding off-balance sheet program activities, see "--Off-Balance Sheet Program Activities" below.

     During the nine months ended September 30, 2005, accumulated other comprehensive income/(loss) decreased $1.8 million, which is the net effect of a $17.1 million decrease in after-tax unrealized gains on securities available for sale and a $15.2 million increase in the after-tax fair value of financial derivatives classified as cash flow hedges. Accumulated other comprehensive income/(loss) is not a component of Farmer Mac's core capital or regulatory capital.

     As of September 30, 2005, Farmer Mac's core capital totaled $240.2 million, compared to $237.7 million as of December 31, 2004. As of September 30, 2005, core capital exceeded Farmer Mac's statutory minimum capital requirement of $139.1 million by $101.1 million.

     Farmer Mac was in compliance with its risk-based capital standards as of September 30, 2005. As of September 30, 2005, the risk-based capital stress test generated a regulatory capital requirement of $45.6 million. Farmer Mac's regulatory capital of $251.1 million as of September 30, 2005 exceeded that amount by approximately $205.5 million. The increase in the risk-based capital requirement from December 31, 2004 ($37.1 million) to September 30, 2005 ($45.6 million) was a result of changes in the interest rate environment. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

     At its October 13, 2005 meeting, the FCA Board approved a proposed rule that would revise certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac. FCA announced that the proposed rule will be published in the Federal Register for a 90-day comment period. As of November 9, 2005, that publication had not occurred. FCA's announcement of the proposed rule stated that it "is designed to update Farmer Mac's risk-based capital stress test to reflect the evolution of the Corporation's loan portfolio and the practices of other leading financial institutions. The FCA Board is currently scheduled to consider a final rule for the Farmer Mac risk-based capital stress test in September 2006." See "Regulatory Matters" for additional information regarding the proposed rule.

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

     Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, this prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of September 30, 2005, 57 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 81 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I new and current fixed rate loans purchased in third quarter 2005, none had yield maintenance or another form of prepayment protection. As of September 30, 2005, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 16 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in third quarter 2005, 24 percent contained prepayment penalties.

     As of September 30, 2005, Farmer Mac had $437.6 million of cash and cash equivalents and $1.6 billion of investment securities. Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding. Farmer Mac's cash equivalents mature within three months and are match-funded with discount notes having similar maturities. As of September 30, 2005, Farmer Mac's investment securities consisted of $760.2 million of floating rate securities that have rates that adjust within one year. These floating rate investments are funded using:

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

     The most comprehensive stress test of Farmer Mac's exposure to long-term interest rate risk is the sensitivity of its Market Value of Equity ("MVE") to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of September 30, 2005 and December 31, 2004 to an immediate and instantaneous parallel shift in the yield curve.

                      Percentage Change in MVE from Base Case
                      ---------------------------------------
       Interest Rate       September 30,      December 31,
         Scenario              2005               2004
     -----------------   -----------------  -----------------

        + 300 bp             -10.8%             -5.8%
        + 200 bp              -6.5%             -3.3%
        + 100 bp              -2.7%             -1.2%
        - 100 bp               0.9%              0.0%
        - 200 bp               0.8%             -1.3%
        - 300 bp               0.5%              N/A*

*    As of  December  31,  2004,  a  parallel  shift of the U. S.
     Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

     During third quarter 2005, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities. As of September 30, 2005, a uniform or "parallel" increase of 100 basis points would have increased NII, a shorter-term measure of interest rate risk, by 1.4 percent, while a parallel decrease of 100 basis points would have decreased NII by 0.4 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of September 30, 2005, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks as to the parallel shocks. As of September 30, 2005, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 1.3 months, compared to plus 0.4 months as of December 31, 2004. Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable. The relative insensitivity of Farmer Mac's MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate the effectiveness of the Corporation's approach to managing its interest rate risk exposures.

     As of September 30, 2005, Farmer Mac had $1.3 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $629.6 million were floating-to-fixed rate interest rate swaps, $205.0 million were fixed-to-floating interest rate swaps and $506.2 million were basis swaps.

     Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of September 30, 2005, Farmer Mac had no uncollateralized net exposure to any counterparty.

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

     Historically, Farmer Mac estimated probable losses using a systematic process that began with management's evaluation of the results of a proprietary loan pool simulation and guarantee fee model. That model drew upon historical information from a data set of agricultural mortgage loans screened to include only those loans with credit characteristics similar to those eligible for Farmer Mac's programs. The results generated by that model were then modified, as necessary, by the application of management's judgment.

     During third quarter 2005, Farmer Mac completed the planned migration of its methodology for determining its allowance for losses away from one based on its loan pool simulation and guarantee fee model to one based on its own historical portfolio loss experience and credit trends. Farmer Mac recorded the effects of that change as a change in accounting estimate as of September 30, 2005.

     Farmer Mac's new methodology for determining its allowance for losses incorporates the Corporation's proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio. For the purposes of the loss allowance methodology, the loans in Farmer Mac's portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The new allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for loans underlying LTSPCs and loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac's portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

     o    economic conditions;
     o geographic and agricultural commodity/product concentrations in the portfolio;
     o    the credit profile of the portfolio;
     o    delinquency trends of the portfolio; and
     o    historical charge-off and recovery activities of the portfolio.

If, based on that evaluation, management concludes that the assumption is not valid, the loss allowance calculation is modified by the addition of further assumptions to capture current portfolio trends and characteristics that differ from historical experience.

     As of September 30, 2005, Farmer Mac concluded that the credit profile of the portfolio was consistent with Farmer Mac's historical credit profile and trends.

     In establishing its allowance for losses as of September 30, 2005, Farmer Mac assessed the impact of hurricanes Katrina and Rita on its loans in the affected regions of Texas, Louisiana and Mississippi. Farmer Mac modeled various stress tests on the performance and collateral values of those assets and determined that any effect on its allowance for losses as of September 30, 2005 was nominal. Farmer Mac will continue to monitor the loans in its portfolio in that region, as well as loans in its portfolio in the regions affected by hurricane Wilma, and assess any impact on the allowance for losses as new information becomes available.

     Management  believes  that  the  allowance  for  losses  adequately  covers probable losses inherent in its portfolio under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5") and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended ("SFAS 114").

     The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and nine months ended September 30, 2005 and 2004:

                                                        September 30, 2005
                                      ----------------------------------------------------------
                                         Allowance         REO                         Total
                                         for Loan       Valuation      Reserve       Allowance
                                          Losses        Allowance     for Losses    for Losses
                                      -------------- -------------- ------------- --------------
                                                            (in thousands)
Three Months Ended:
Beginning balance                         $ 3,670            $ -       $12,394       $ 16,064
     Provision/(recovery) for losses         (816)            85           (96)          (827)
     Net (charge-offs)/recoveries             533            (85)            -            448
     Change in accounting estimate          3,281              -        (8,070)        (4,789)
                                      -------------- -------------- ------------- --------------
Ending balance                            $ 6,668            $ -       $ 4,228       $ 10,896
                                      -------------- -------------- ------------- --------------
Nine Months Ended:
Beginning balance                         $ 4,395            $ -       $12,706       $ 17,101
     Provision/(recovery) for losses       (1,603)           205          (408)        (1,806)
     Net (charge-offs)/recoveries             595           (205)            -            390
     Change in accounting estimate          3,281              -        (8,070)        (4,789)
                                      -------------- -------------- ------------- --------------
Ending balance                            $ 6,668            $ -       $ 4,228       $ 10,896
                                      -------------- -------------- ------------- --------------


                                                         September 30, 2004
                                      ----------------------------------------------------------
                                         Allowance         REO                         Total
                                         for Loan       Valuation      Reserve       Allowance
                                          Losses        Allowance     for Losses    for Losses
                                      -------------- -------------- ------------- --------------
                                                            (in thousands)
Three Months Ended:
Beginning balance                         $ 5,565          $ 545       $15,688       $ 21,798
     Provision/(recovery) for losses         (144)           210         1,549          1,615
     Net charge-offs                         (196)          (755)            -           (951)
                                      -------------- -------------- ------------- --------------
Ending balance                            $ 5,225            $ -       $17,237       $ 22,462
                                      -------------- -------------- ------------- --------------

Nine Months Ended:
Beginning balance                         $ 5,967          $ 238       $15,848       $ 22,053
     Provision for losses                   2,420          1,037         1,389          4,846
     Net charge-offs                       (3,162)        (1,275)            -         (4,437)
                                      -------------- -------------- ------------- --------------

Ending balance                            $ 5,225            $ -       $17,237       $ 22,462
                                      -------------- -------------- ------------- --------------


     During third quarter 2005, Farmer Mac released $5.6 million from the allowance for losses. Of that amount, $4.8 million was to record a change in accounting estimate. During third quarter 2004, Farmer Mac recorded provisions for losses of $1.6 million. During third quarter 2005, Farmer Mac charged off $0.1 million in losses against the allowance for losses and had $0.5 million in recoveries for net recoveries of $0.4 million. During third quarter 2004, Farmer Mac charged off $1.1 million in losses against the allowance for losses and had $0.1 million in recoveries for net charge-offs of $1.0 million. There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities that was charged off in third quarter 2005 or third quarter 2004. As of September 30, 2005, Farmer Mac's allowance for losses totaled $10.9 million, or 25 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $17.1 million (37 basis points) as of December 31, 2004.

     As of September 30, 2005, Farmer Mac's 90-day delinquencies totaled $40.6 million and represented 0.95 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $47.6 million (1.01 percent) as of September 30, 2004. As of September 30, 2005, Farmer Mac's non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $64.2 million and represented 1.50 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $75.0 million (1.58 percent) as of September 30, 2004. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

     The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies:

                          Outstanding
                         Post-1996 Act                                          Less:
                             Loans,             Non-                           REO and
                         Guarantees and      performing                       Performing           90-Day
                             LTSPCs            Assets        Percentage      Bankruptcies       Delinquencies     Percentage
                       ------------------  --------------  -------------   ----------------   ----------------   ------------
                                                              (dollars in thousands)
As of:
   September 30, 2005     $ 4,273,268        $ 64,186          1.50%          $ 23,602           $ 40,584             0.95%
   June 30, 2005            4,360,670          60,696          1.39%            23,925             36,771             0.85%
   March 31, 2005           4,433,087          70,349          1.59%            24,561             45,788             1.04%
   December 31, 2004        4,642,208          50,636          1.09%            25,353             25,283             0.55%
   September 30, 2004       4,756,839          75,022          1.58%            27,438             47,584             1.01%
   June 30, 2004            4,882,505          69,751          1.43%            36,978             32,773             0.68%
   March 31, 2004           4,922,759          91,326          1.86%            33,951             57,375             1.17%
   December 31, 2003        5,020,032          69,964          1.39%            39,908             30,056             0.60%
   September 30, 2003       4,871,756          84,583          1.74%            37,442             47,141             0.98%


     As of September 30, 2005, approximately $1.2 billion (28.4 percent) of Farmer Mac's outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.8 billion (31.0 percent) of such loans as of September 30, 2004.

     As of September 30, 2005, Farmer Mac individually analyzed $47.3 million of its $94.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $47.5 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. Of the $47.3 million of assets analyzed, $42.5 million were adequately collateralized. For the $4.8 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $0.5 million. Accordingly, Farmer Mac recorded specific allowances of $0.5 million for those under-collateralized assets as of September 30, 2005. As of September 30, 2005, in addition to the specific allowances provided, Farmer Mac recorded non-specific or general allowances of $10.4 million, bringing the total allowance for losses to $10.9 million.

     As of September 30, 2005, the weighted-average original loan-to-value ("LTV") ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 50 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 57 percent.

     The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

   Distribution of Post-1996 Act Non-performing
         Assets by Original LTV Ratio
           as of September 30, 2005
-----------------------------------------------------
           (dollars in thousands)
                         Post-1996 Act
                         Non-performing
 Original LTV Ratio         Assets        Percentage
--------------------    ---------------- ------------
    0.00% to 40.00%        $ 3,337              5%
   40.01% to 50.00%          9,674             15%
   50.01% to 60.00%         31,161             48%
   60.01% to 70.00%         18,955             30%
   70.01% to 80.00%            977              2%
   80.01% +                     82              0%
                        ---------------- ------------
              Total       $ 64,186            100%
                        ---------------- ------------

     The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of September 30, 2005 by year of origination, geographic region and commodity/collateral type.

               Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
------------------------------------------------------------------------------------------------------------------
                               Distribution of
                                 Outstanding        Outstanding      Post-1996 Act
                                   Loans,             Loans,              Non-             Non-          Specific
                               Guarantees and     Guarantees and       performing       performing       Allowance
                                   LTSPCs             LTSPCs           Assets (1)       Asset Rate      for Losses
                              ----------------  ------------------ ----------------- ---------------- --------------
                                                                (dollars in thousands)
By year of origination:
  Before 1994                          11%          $ 454,723         $ 2,105             0.46%            $ -
  1994                                  3%            106,850              82             0.08%              -
  1995                                  2%            106,238           2,887             2.72%             26
  1996                                  6%            254,471           7,768             3.05%             43
  1997                                  7%            310,662           7,357             2.37%             66
  1998                                 12%            506,549          10,775             2.13%            271
  1999                                 12%            498,589          10,190             2.04%             84
  2000                                  7%            283,097          10,988             3.88%              -
  2001                                 10%            445,759          10,689             2.40%              -
  2002                                 12%            515,949             504             0.10%              -
  2003                                 10%            438,926             841             0.19%              -
  2004                                  4%            185,865               -             0.00%              -
  2005                                  4%            165,590               -             0.00%              -
                              ---------------- ------------------ ----------------- ---------------- --------------
Total                                 100%        $ 4,273,268        $ 64,186             1.50%          $ 490
                              ---------------- ------------------ ----------------- ---------------- --------------
By geographic region (2):
  Northwest                            21%          $ 898,622        $ 33,846             3.77%          $ 466
  Southwest                            44%          1,913,018          18,469             0.97%              -
  Mid-North                            14%            583,315           3,495             0.60%             24
  Mid-South                             7%            287,829           2,875             1.00%              -
  Northeast                             8%            345,938           1,214             0.35%              -
  Southeast                             6%            244,546           4,287             1.75%              -
                              ---------------- ------------------ ----------------- ---------------- --------------
Total                                 100%        $ 4,273,268        $ 64,186             1.50%          $ 490
                              ---------------- ------------------ ----------------- ---------------- --------------

By commodity/collateral type:
  Crops                                43%        $ 1,842,510        $ 24,402             1.32%            $ -
  Permanent plantings                  26%          1,099,752          31,204             2.84%            490
  Livestock                            22%            937,523           5,887             0.63%              -
  Part-time farm                        7%            280,971           2,693             0.96%              -
  Ag storage and processing             1%             50,986               -             0.00%              -
  Other                                 1%             61,526               -             0.00%              -
                              ---------------- ------------------ ----------------- ---------------- --------------
Total                                 100%        $ 4,273,268        $ 64,186             1.50%          $ 490
                              ---------------- ------------------ ----------------- ---------------- --------------

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

     The following table presents Farmer Mac's cumulative credit losses and current specific allowances relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of September 30, 2005. The purpose of this table is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

                  Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
                       Relative to all Cumulative Original Loans, Guarantees and LTSPCs
----------------------------------------------------------------------------------------------------------------------
                               Cumulative                                                                Combined
                             Original Loans,       Cumulative        Cumulative        Current         Credit Loss
                               Guarantees          Net Credit           Loss           Specific        and Specific
                               and LTSPCs            Losses             Rate          Allowances      Allowance Rate
                             ----------------  ---------------- ----------------- ----------------- -----------------
                                                              (dollars in thousands)
By year of origination
  Before 1994                  $ 2,025,262             $ -             0.00%                $ -             0.00%
  1994                             374,500               -             0.00%                  -             0.00%
  1995                             326,168             401             0.12%                 26             0.13%
  1996                             642,243           1,503             0.23%                 43             0.24%
  1997                             729,535           2,797             0.38%                 66             0.39%
  1998                           1,084,749           4,155             0.38%                271             0.41%
  1999                           1,071,142           1,173             0.11%                 84             0.12%
  2000                             672,576           1,553             0.23%                  -             0.23%
  2001                             898,206             727             0.08%                  -             0.08%
  2002                             864,135               -             0.00%                  -             0.00%
  2003                             615,927               -             0.00%                  -             0.00%
  2004                             228,466               -             0.00%                  -             0.00%
  2005                             201,080                             0.00%                                0.00%
                             ----------------  ---------------- ----------------- ----------------- -----------------
Total                          $ 9,733,989        $ 12,309             0.13%               $ 490            0.13%
                             ----------------  ----------------                   -----------------

By geographic region (1):
  Northwest                    $ 2,113,111         $ 6,888             0.33%               $ 466            0.35%
  Southwest                      4,188,162           4,727             0.11%                   -            0.11%
  Mid-North                      1,239,837              18             0.00%                  24            0.00%
  Mid-South                        535,902             336             0.06%                   -            0.06%
  Northeast                        831,989             122             0.01%                   -            0.01%
  Southeast                        824,988             218             0.03%                   -            0.03%
                             ----------------  ---------------- ----------------- ----------------- -----------------
Total                          $ 9,733,989        $ 12,309             0.13%               $ 490            0.13%
                             ----------------  ----------------                   -----------------

By commodity/collateral type:
  Crops                        $ 4,120,534           $ 265             0.01%                 $ -            0.01%
  Permanent plantings            2,455,770           9,029             0.37%                 490            0.39%
  Livestock                      2,220,305           2,559             0.12%                   -            0.12%
  Part-time farm                   708,438             456             0.06%                   -            0.06%
  Ag storage and processing         88,757 (2)           -             0.00%                   -            0.00%
  Other                            140,185               -             0.00%                   -            0.00%
                             ----------------  ---------------- ----------------- ----------------- -----------------
Total                          $ 9,733,989        $ 12,309             0.13%               $ 490            0.13%
                             ----------------  ----------------                   -----------------


(1) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO,
     WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS,
     SC).
(2) Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of September 30, 2005, approximately $35.8 million of the loans were not yet disbursed by the lender.

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

     The interest and principal on Farmer Mac's debt are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the Farm Credit System, but is not liable for any debt or obligation of any other institution of the Farm Credit System. Likewise, neither the Farm Credit System nor any other individual institution of the Farm Credit System is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation. The Corporation's discount notes and medium-term notes are not currently rated by a nationally recognized statistical rating organization.

     Farmer Mac's board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.9 billion was outstanding as of September 30, 2005), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities and non-program investment assets in accordance with guidelines established by its board of directors in compliance with the liquidity and investment regulation recently adopted by FCA. See "Regulatory Matters."

     In third quarter 2005, Farmer Mac conducted a global debt offering to facilitate the funding of business growth opportunities and issued $500 million of three-year fixed rate notes under the program. That issue of notes is listed on the New York Stock Exchange. Farmer Mac is applying to list notes issued under its global debt program on the London Stock Exchange.

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

     Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and investment securities that can be drawn upon for liquidity needs. As of September 30, 2005, Farmer Mac's cash and cash equivalents and liquidity investment securities were $437.6 million and $1.1 billion, respectively. In addition, as of September 30, 2005, Farmer Mac held: 1) $500.0 million of mission-related non-program investments issued by the National Rural Utilities Cooperative Finance Corporation, and 2) $769.6 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. Government. As of September 30, 2005, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 70 percent of total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. For third quarter 2005, Farmer Mac maintained an average of greater than 90 days of liquidity.

     Capital. During third quarter 2005, Farmer Mac repurchased 191,810 shares of its Class C Non-Voting Common Stock at an average price of $24.56 per share pursuant to the Corporation's previously announced stock repurchase program. These repurchases reduced the Corporation's capital by approximately $4.7 million. During the nine months ended September 30, 2005, Farmer Mac repurchased 756,252 shares of its Class C Non-Voting Common Stock at an average price of $20.70, which reduced the Corporation's capital by approximately $15.7 million.

Regulatory Matters

     On September 30, 2005, the final regulation relating to Farmer Mac's investments and liquidity became effective. FCA included several of the revisions to the proposed regulation suggested by Farmer Mac in comments to the proposal and Farmer Mac expects to be able to comply with the regulation in accordance with the timeframes established in the regulation. Farmer Mac is required to comply with the liquidity provisions of the regulation by September 30, 2007.

     At its October 13, 2005 meeting, the FCA Board approved a proposed rule that would revise certain FCA regulations governing the risk-based capital test applicable to Farmer Mac. FCA announced that the proposed rule will be published in the Federal Register for a 90-day comment period. As of November 9, 2005, that publication had not occurred. FCA's announcement of the proposed rule stated that it "is designed to update Farmer Mac's risk-based capital stress test to reflect the evolution of the Corporation's loan portfolio and the practices of other leading financial institutions. The FCA Board is currently scheduled to consider a final rule for the Farmer Mac risk-based capital stress test in September 2006." Farmer Mac has not completed its analysis of the proposed rule, but believes that the proposal, if adopted in its proposed form and under current economic conditions and the state of the Corporation's portfolio, would increase the Corporation's risk-based capital requirement from the current level to a higher level that would be close to the statutory minimum capital requirement. In that regard, FCA has estimated that, had the proposed rule been effective at the time, the risk-based capital requirement as of June 30, 2005 would have been $123.5 million, compared to the $49.6 million risk-based capital requirement under the current risk-based capital stress test. As of that date, Farmer Mac's regulatory capital was $254.3 million. As part of the formal rule-making process, Farmer Mac will provide written comments on the proposed regulation to FCA within the public comment period.

Other Matters

     In fourth quarter 2004 and each of the first three quarters of 2005, Farmer Mac paid a quarterly dividend of $0.10 per share on the Corporation's three classes of common stock - Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock. Each dividend was paid on the last day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid. On October 6, 2005, Farmer Mac's board of directors declared a quarterly dividend of $0.10 per share on the Corporation's three classes of common stock payable on December 30, 2005 to holders of record as of December 15, 2005. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements. See "Business--Government Regulation of Farmer Mac--Regulation--Capital Standards--Enforcement levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Farmer Mac's ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

     Farmer Mac announced in August 2004 that its board of directors had authorized a program to repurchase up to 10 percent, or 1,055,500 shares, of the Corporation's outstanding Class C Non-Voting Common Stock. During third quarter 2005, the aggregate number of shares repurchased by Farmer Mac reached the maximum number authorized under the program, thereby terminating the program according to its terms. Farmer Mac's board has authorized the board finance committee to evaluate and implement a new program to repurchase additional shares of Class C Non-Voting Common Stock.

Supplemental Information


     The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

                                Farmer Mac Purchases, Guarantees and LTSPCs
----------------------------------------------------------------------------------------------------------
                                      Farmer Mac I
                         --------------------------------------
                            Loans and
                            Guaranteed
                            Securities              LTSPCs            Farmer Mac II             Total
                         ----------------     -----------------     -----------------     -----------------
                                                         (in thousands)
For the quarter ended:

   September 30, 2005        $ 39,821              $ 91,783  (1)         $ 52,181             $ 183,785
   June 30, 2005               20,382                96,419  (2)           45,123               161,924
   March 31, 2005              18,540                33,282                43,634                95,456
   December 31, 2004           28,211                34,091                55,122               117,424
   September 30, 2004          23,229                84,097                49,798               157,124
   June 30, 2004               27,520               127,098                34,671               189,289
   March 31, 2004              25,444               147,273                34,483               207,200
   December 31, 2003           25,148               218,097                44,971               288,216
   September 30, 2003          42,760               199,646               106,729               349,135

For the year ended:
   December 31, 2004          104,404               392,559               174,074               671,037
   December 31, 2003          192,577               763,342               271,229             1,227,148

(1) $32.0 million of the LTSPCs during third quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of September 30, 2005, approximately $7.4 million of the loans were not yet disbursed by the lender.
(2) $56.8 million of the LTSPCs during second quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of September 30, 2005, approximately $28.4 million of the loans were not yet disbursed by the lender.


                               Outstanding Balance of Farmer Mac Loans,
                                     Guarantees and LTSPCs (1)
-------------------------------------------------------------------------------------------------------------
                                         Farmer Mac I
                          --------------------------------------------------
                                  Post-1996 Act
                          ---------------------------------
                             Loans and
                            Guaranteed
                           Securities (2)       LTSPCs        Pre-1996 Act     Farmer Mac II         Total
                          ---------------- ---------------- ---------------- ----------------  ----------------
                                                             (in thousands)
As of:
     September 30, 2005     $ 2,118,510      $ 2,183,058         $ 14,209        $ 810,686       $ 5,126,463
     June 30, 2005            2,203,074        2,181,896           16,333          786,671         5,187,974
     March 31, 2005           2,247,595        2,209,792           17,236          777,465         5,252,088
     December 31, 2004        2,371,405        2,295,103           18,639          768,542         5,453,689
     September 30, 2004       2,406,133        2,381,006           18,909          742,474         5,548,522
     June 30, 2004            2,521,026        2,390,779           22,155          715,750         5,649,710
     March 31, 2004           2,566,412        2,382,648           22,261          722,978         5,694,299
     December 31, 2003        2,696,530        2,348,702           24,734          729,470         5,799,436
     September 30, 2003       2,721,775        2,174,182           25,588          720,584         5,642,129

(1) Farmer Mac assumes 100 percent of the credit risk on post-1996 Act loans. Pre-1996 Act loans back securities that are supported by unguaranteed first loss subordinated interests representing approximately 10 percent of the balance of the loans. Farmer Mac II guaranteed portions are guaranteed by the USDA.
(2)  Includes the balance of real estate owned.


                               Outstanding Balance of Loans Held and Loans Underlying
                                 On-Balance Sheet Farmer Mac Guaranteed Securities
----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Total
                                   Fixed Rate             5-to-10-Year          1-Month-to-3-Year             Held in
                            (10-yr. wtd. avg. term)      ARMs & Resets                ARMs                   Portfolio
                             ---------------------   ----------------------  ----------------------   ----------------------
                                                                    (in thousands)
As of:
     September 30, 2005            $ 840,330                $ 785,387               $ 477,345              $ 2,103,062
     June 30, 2005                   838,872                  803,377                 488,555                2,130,804
     March 31, 2005                  828,985                  822,275                 492,358                2,143,618
     December 31, 2004               763,210                  923,520                 533,686                2,220,416
     September 30, 2004              753,205                  929,641                 520,246                2,203,092
     June 30, 2004                   782,854                  978,531                 529,654                2,291,039
     March 31, 2004                  818,497                  978,263                 548,134                2,344,894
     December 31, 2003               860,874                1,045,217                 542,024                2,448,115
     September 30, 2003              865,817                1,037,168                 535,915                2,438,900


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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Farmer Mac's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2005. Based upon that evaluation, Farmer Mac's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are adequate and effective.

     Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

               On July 6, 2005, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 669 shares of its Class C Non-Voting Common Stock, at an issue price of $22.05 per share, to the eight directors who elected to receive such stock in lieu of their cash retainers.

               On September 30, 2005, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 46,000 shares of Class C Non-Voting Common Stock, an exercise price of $24.34 per share, to twenty-one non-officer employees as incentive compensation.

          (b)  Not applicable.

          (c) As shown in the table below, Farmer Mac repurchased 191,810 shares of its Class C Non-Voting Common Stock during third quarter 2005 at an average price of $24.56 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

                                     Issuer Purchases of Equity Securities
-------------------------------------------------------------------------------------------------------------------
                                                                             Total Number of
                                                                              Class C Shares        Maximum Number
                                               Total Number      Average     Purchased as Part    of Class C Shares
                                                of Class C     Price Paid       of Publicly        that May Yet Be
                                                  Shares        per Class        Announced         Purchased Under
                 Period                          Purchased       C Share         Program*            the Program
-----------------------------------------     ---------------- ------------ -------------------- ---------------------

July 1, 2005 - July 31, 2005                        53,512      $ 24.49            53,512               138,298
August 1, 2005 - August 31, 2005                    80,056        24.48            80,056                58,242
September 1, 2005 - September 30, 2005              58,242        24.74            58,242                     -

                                              ---------------- ------------ --------------------
    Total                                          191,810      $ 24.56           191,810
                                              ---------------- ------------ --------------------

* On August 9, 2004, Farmer Mac publicly announced that its board of directors had authorized a program to repurchase up to 10 percent, or 1,055,500 shares, of the Corporation's outstanding Class C Non-Voting Common Stock. During third quarter 2005, the aggregate number of shares repurchased by Farmer Mac reached the maximum number authorized under the program, thereby terminating the program according to its terms.


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

+*   10.2.4  - Amendment  No.  4  dated  as of  February  8,  1996 to Employment
               Contract between Henry D. Edelman and the Registrant Form 10-K (filed March 29, 1996).

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

+*   10.2.14 - Amendment  No.  14  dated  as of  June  16,  2005  to  Employment
               Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2005).

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

+*   10.3.17 - Amendment  No.  17  dated  as of  June  16,  2005  to  Employment
               Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2005).

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

+*   10.4.8  - Amendment  No. 8 dated as of June 16, 2005 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2005).

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

+*   10.5.5  - Amendment  No. 5 dated as of June 16, 2005 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2005).

+*   10.6    - Employment  Contract  dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

+*   10.6.1  - Amendment No. 1 dated as of August 3, 2004 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed November 9, 2004).

+*   10.6.2  - Amendment  No. 2 dated as of June 16, 2005 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2005).

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

**#  10.12   - Loan  Closing  File Review  Agreement  dated as of August 2, 2005 between Zions First National Bank and the Registrant.

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

+*   10.15.2 - Amendment  No.  2  dated  June  16,  2005 to  Employment Contract between Michael P. Morris and the Registrant (Form 10-Q filed August 9, 2005).

*#   10.16   - Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#   10.17   - Central  Servicer Delinquent  Loan  Servicing  Transfer Agreement
               dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

+*   10.18   - Employment  Contract  dated  June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

*    10.19   - Lease  Agreement dated May 26, 2005 between  Zions First National
               Bank and the  Registrant  (Form  10-Q  filed  August 9, 2005).

**   31.1    - Certification  of   Chief  Executive  Officer  relating  to   the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**   31.2    - Certification  of   Chief  Financial  Officer  relating  to   the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**   32      - Certification  of  Chief  Executive Officer  and  Chief Financial
               Officer  relating to the  Registrant's  Quarterly  Report on Form
               10-Q for the quarter ended September 30, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


November 9, 2005

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