Form 10-K
period 2005-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2006-03-16
CIK 845877

As filed with the Securities and Exchange Commission on
March 16, 2006
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number 0-17440

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States	52-1578738
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1133 21st Street, N.W., Suite 600, Washington, D.C.	20036
(Address of principal executive offices)	(Zip code)

(202) 872-7700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class     Exchange on Which Registered
Class A voting common stock    New York Stock Exchange
Class C non-voting common stock    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Class B voting common stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. §229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $16,904,792 and $214,324,765, respectively, as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing prices for the respective classes on June 30, 2005 reported by the New York Stock Exchange. For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

As of March 1, 2006, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,596,336 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement to be filed on or about April 21, 2006 in connection with the registrant’s Annual Meeting of Stockholders to be held on June 1, 2006 (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K).

--

PART I
Item 1. Business

General

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. §§ 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the “Act”). Farmer Mac is a stockholder-owned instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners. Farmer Mac conducts these activities through two programs—Farmer Mac I and Farmer Mac II. As of December 31, 2005, total volume in these two programs was $5.3 billion.

Under the Farmer Mac I program, Farmer Mac creates a secondary market for agricultural mortgage loans and accomplishes its congressional mission of providing liquidity and lending capacity to agricultural mortgage lenders by:

•	purchasing newly originated and pre-existing (“seasoned”) eligible mortgage loans directly from lenders;
•	guaranteeing mortgage-backed securities backed by eligible mortgage loans, which are referred to as “Farmer Mac I Guaranteed Securities”;
•	exchanging newly issued Farmer Mac I Guaranteed Securities for eligible mortgage loans that back those securities in “swap” transactions; and
•	issuing long-term standby purchase commitments (“LTSPCs”) for newly originated and seasoned eligible mortgage loans.

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral appraisal, documentation and other standards that are discussed in “Business—Farmer Mac Programs—Farmer Mac I.” Farmer Mac may retain Farmer Mac I Guaranteed Securities in its portfolio or sell them to third parties. As of December 31, 2005, outstanding loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs totaled $4.4 billion.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (the “USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”). Farmer Mac I Guaranteed Securities and Farmer Mac II Guaranteed Securities are sometimes collectively referred to as “Farmer Mac Guaranteed Securities.” As of December 31, 2005, outstanding Farmer Mac II Guaranteed Securities totaled $835.7 million.

Farmer Mac’s two principal sources of revenue are:

•	fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans and investments.

Farmer Mac funds its purchases of Farmer Mac Guaranteed Securities, mortgage loans and investments primarily by issuing debt obligations of various maturities. As of December 31, 2005, Farmer Mac had $2.3 billion of discount notes and $1.7 billion of medium-term notes outstanding. During 2005, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages to farmers, ranchers and rural homeowners that it purchases from lenders. To the extent the proceeds of the debt issuances exceed Farmer Mac’s need to fund program assets, those proceeds are invested in high quality non-program liquid assets.

For more information about Farmer Mac’s program assets, its financial performance and sources of capital and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Farmer Mac is an institution of the Farm Credit System (the “FCS”), but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac.

The Farm Credit Administration (“FCA”), acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply FCA’s general enforcement powers to Farmer Mac and its activities. For a discussion of Farmer Mac’s statutory and regulatory capital requirements and its actual capital levels, and particularly FCA’s role in the establishment and maintenance of those requirements and levels, see “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” and “—Liquidity and Capital Resources—Capital Requirements.” For a discussion of a pending proposed regulation that would affect Farmer Mac if promulgated in its current form, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.”

Farmer Mac has three classes of common stock outstanding—Class A voting, Class B voting and Class C non-voting. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding Farmer Mac’s common stock. Farmer Mac has one class of preferred stock outstanding. See “Business—Farmer Mac Programs—Financing—Equity Issuance” for information regarding Farmer Mac’s preferred stock.

As of December 31, 2005, Farmer Mac employed 46 people, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Washington, D.C. 20036. Farmer Mac’s main telephone number is (202) 872-7700.

Farmer Mac makes available free of charge, through the “Investors” section of its internet website at www.farmermac.com, copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing such materials to, the SEC. Please note that all references to www.farmermac.com in this report are inactive textual references only and that the information contained on Farmer Mac’s website is not incorporated by reference into this Form 10-K.

FARMER MAC PROGRAMS

Farmer Mac I

Loan Eligibility

Under the Farmer Mac I program, Farmer Mac purchases, or commits to purchase, eligible mortgage loans and guarantees the timely payment of principal and interest on securities backed by, or representing interests in, eligible mortgage loans. A loan is eligible for the Farmer Mac I program if it is:

•	secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on agricultural real estate or rural housing (as defined below) located within the United States;
•
an obligation of a citizen or national of the United States, an alien lawfully admitted for permanent residence in the United States or a private corporation or partnership that is majority-owned by U.S. citizens, nationals or legal resident aliens;

•
an obligation of a person, corporation or partnership having training or farming experience that is sufficient to ensure a reasonable likelihood that the loan will be repaid according to its terms; and

•	in conformance with the Farmer Mac I underwriting, appraisal, documentation and other standards. See “—Underwriting and Appraisal Standards” and “—Sellers” for a description of these standards.

For purposes of the Farmer Mac I program, agricultural real estate is one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that:

•	is used for the production of one or more agricultural commodities or products; and
•	either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

Although the Act does not prescribe a maximum loan size for a Farmer Mac I eligible agricultural mortgage loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac limits the size of these loans to 10 percent of Farmer Mac’s core capital, resulting in a current maximum loan size of approximately $24.4 million for those loans. For a description of core capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” and “—Liquidity and Capital Resources—Capital Requirements.” For a Farmer Mac I eligible agricultural mortgage loan secured by more than 1,000 acres of agricultural real estate, the Act authorizes a maximum loan size of $6.3 million (adjusted annually for inflation), but Farmer Mac currently limits the maximum loan size to $5.0 million for those loans.

For purposes of the Farmer Mac I program, rural housing is a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or less. The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $247,184. That limit is adjusted annually for inflation each November. In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property. As of December 31, 2005, rural housing loans did not represent a significant part of Farmer Mac’s business.

Purchases

Loan Purchases. Farmer Mac offers credit products designed to increase the secondary market liquidity of agricultural mortgage loans and the lending capacity of financial institutions that originate agricultural mortgage loans, while permitting Farmer Mac to securitize efficiently eligible mortgage loans acquired through its secondary market activities. Farmer Mac enters into mandatory and optional delivery commitments to purchase loans and offers rates to price such commitments daily. Because the securitization process requires the grouping of loans into uniform pools, Farmer Mac emphasizes the importance of conformity to its program requirements, including interest rate, amortization, maturity and payment frequency specifications. Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis. Farmer Mac purchases fixed- and adjustable-rate loans primarily, but also may purchase other types of loans, including convertible mortgage loans. Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments. While less prevalent for loans purchased in 2005, loans purchased or subject to purchase commitments may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment). During 2005, Farmer Mac purchased $110.1 million of loans in the Farmer Mac I program, which represented 14.3 percent of total program volume. Of the loans purchased during 2005, 60 percent included balloon payments and 3 percent included yield maintenance prepayment protection. By comparison, during 2004, Farmer Mac purchased $104.4 million of loans under the Farmer Mac I program. Of the loans purchased during 2004, 64 percent included balloon payments and 8 percent included yield maintenance prepayment protection.

During 2005, Farmer Mac’s top ten sellers generated 85.7 percent of the total Farmer Mac I loan purchase volume (12.2 percent of total program volume), of which Zions First National Bank, Farmer Mac’s largest combined Class A and Class C stockholder, accounted for 22.3 percent of loan purchase volume (3.2 percent of total program volume). The top ten sellers in 2004 generated 82.5 percent of the total Farmer Mac I loan purchase volume (15.6 percent of total program volume), of which Zions First National Bank accounted for 33.0 percent (5.1 percent of total program volume). For more information regarding loan volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.” For more information regarding Farmer Mac’s business with related parties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions” and Note 3 to the consolidated financial statements.

Collateralized Mortgage Obligation Purchases. AgVantage transactions in the Farmer Mac I program include Farmer Mac’s purchase and guarantee of instruments that are a form of Farmer Mac I Guaranteed Securities. Those securities are collateralized by eligible mortgage loans, issued by institutions approved by Farmer Mac and guaranteed by Farmer Mac as to timely payment of principal and interest. In approving an institution as a participant in AgVantage transactions, Farmer Mac assesses the institution’s agricultural mortgage loan performance as well as its creditworthiness. AgVantage is a registered trademark of Farmer Mac.

Each AgVantage security is a general obligation of the issuing institution and is secured by eligible collateral in an amount ranging from 103 percent to 150 percent of the outstanding principal amount of the security. Eligible collateral may consist of:

•	loans that meet the same loan eligibility criteria applied by Farmer Mac in its Farmer Mac I loan purchases and commitments;
•	limited amounts of cash;
•	securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States; or
•	other highly-rated securities.

During 2005, Farmer Mac purchased ten AgVantage securities for $15.7 million with maturities ranging from one to ten years from three institutions. During 2004, Farmer Mac purchased fourteen AgVantage securities for $32.5 million with maturities ranging from one month to ten years from four institutions. As of December 31, 2005 and 2004, the outstanding principal amount of AgVantage securities held by Farmer Mac was $28.6 million and $24.3 million, respectively. As of December 31, 2005, Farmer Mac had experienced no losses, nor had it been called upon to make a guarantee payment, on any of its AgVantage securities. In January 2006, Farmer Mac guaranteed $500.0 million principal amount of AgVantage securities supported by a five-year mortgage-backed obligation of Metropolitan Life Insurance Company that is backed by eligible agricultural mortgage loans.

Off-Balance Sheet Guarantees and Commitments

Swap Transactions and LTSPCs. Farmer Mac offers two Farmer Mac I credit enhancement alternatives that allow approved agricultural and rural residential mortgage lenders both to retain the cash flow benefits of their loans and increase their liquidity and lending capacity:

•
a swap transaction, in which Farmer Mac acquires eligible loans from sellers in exchange for Farmer Mac I Guaranteed Securities backed by those loans. As consideration for its assumption of the credit risk on loans underlying the Farmer Mac I Guaranteed Securities, Farmer Mac receives guarantee fees payable in arrears out of periodic loan interest payments and based on the outstanding balance of the related Farmer Mac I Guaranteed Securities; and

•
an LTSPC, which is not a guarantee of loans or securities, is a Farmer Mac commitment to purchase eligible mortgage loans from a segregated pool of loans on one or more undetermined future dates. As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as a swap transaction.

Both of these alternative products result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.

A swap transaction or an LTSPC may involve loans with payment, maturity and interest rate characteristics that differ from Farmer Mac’s cash purchase product offerings. Both types of transactions permit a seller to nominate from its portfolio a segregated pool of loans for participation in the Farmer Mac I program, subject to review by Farmer Mac for conformance with its underwriting, appraisal and documentation standards. Upon Farmer Mac’s acceptance of the eligible loans, whether under a swap transaction or an LTSPC, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller’s credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements. Only the LTSPC structure permits the seller to retain the segregated loan pool in its portfolio until such time, if ever, as the seller delivers some or all of the segregated loans to Farmer Mac for purchase under the LTSPC. An LTSPC commits Farmer Mac to a future purchase of loans that met Farmer Mac’s underwriting standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on loans.

Farmer Mac generally purchases loans subject to an LTSPC at:

•	par plus accrued interest (if the loans become delinquent for at least four months);
•	a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard cash purchase Farmer Mac loan products); or
•
either a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not four months delinquent).

In 2005, Farmer Mac entered into $461.4 million of LTSPCs, compared to $392.6 million in 2004. LTSPCs remained the preferred credit enhancement alternative for new non-cash transactions and were a significant portion of the Farmer Mac I program. As of December 31, 2005, Farmer Mac’s outstanding LTSPCs covered 11,652 mortgage loans with an aggregate principal balance of $2.3 billion and outstanding off-balance sheet Farmer Mac I Guaranteed Securities were backed by 1,587 mortgage loans having an aggregate principal balance of $804.8 million. For more information regarding guarantee and LTSPC volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

Underwriting and Appraisal Standards

As required by the Act, Farmer Mac has established credit underwriting and collateral appraisal standards for loans under the Farmer Mac I program that at a minimum are intended to:

•	provide that no agricultural mortgage loan with a loan-to-value ratio (“LTV”) in excess of 80 percent may be treated as a qualified loan;
•	require each borrower to demonstrate sufficient cash-flow to adequately service the agricultural mortgage loan;
•	protect the integrity of the appraisal process with respect to any agricultural mortgage loans; and
•	confirm that the borrower is or will be actively engaged in agricultural production for an agricultural mortgage loan.

Underwriting. To manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting to all participating sellers and potential sellers in its programs, Farmer Mac has adopted credit underwriting standards that vary by type of loan and program product under which the loan is brought to Farmer Mac. These standards were developed based on industry norms for similar mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac as the guarantor of mortgage-backed securities representing interests in, or obligations backed by, pools of such mortgage loans. Further, Farmer Mac requires sellers of agricultural mortgage loans to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and any other requirements the Corporation may impose from time to time.

In fourth quarter 2005, Farmer Mac began accepting into its programs agricultural mortgage loans that meet the minimum underwriting requirements in the Act set forth above and are either: (1) highly-rated loans; or (2) loans collateralizing AgVantage securities issued by highly-rated financial institutions. Highly-rated loans are loans rated 5 or better under the 14-point Uniform Classification System used by FCS institutions and other financial institutions, or loans evidencing comparable credit quality that are originated or held by financial institutions.

For all other loans, Farmer Mac I credit underwriting standards require that the LTV of any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an integrator may have an LTV of up to 75 percent, a part-time farm loan supported by private mortgage insurance may have an LTV of up to 85 percent and a rural housing loan supported by private mortgage insurance may have an LTV of up to 97 percent. Farmer Mac may require that a loan have a lower LTV when it determines that such lower LTV is appropriate.

In the case of newly originated farm loans that are not highly-rated loans described above, particularly loans secured by agricultural real estate with building improvements contributing more than 60 percent of the appraised value of the property (referred to by Farmer Mac as facility loans), borrowers on the loans must, among other criteria set forth in Farmer Mac’s credit underwriting standards, meet the following standard underwriting ratios on a pro forma basis (i.e., giving effect to the new loan):

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1;
•	debt-to-asset ratio of 50 percent or less;
•	ratio of current assets to current liabilities of not less than 1:1; and
•	cash flow debt service coverage ratio on the mortgaged property of not less than 1:1.

Farmer Mac also accepts loans that are secured by eligible collateral with low LTVs and made to borrowers with high credit scores. For those loans, processing has been simplified and documentation of the underwriting ratios described above may not be necessary. Small farm, part-time farm and rural housing loans are underwritten to standards customary in the residential lending industry, including a borrower’s credit score.

Farmer Mac’s underwriting standards provide for acceptance of loans that do not conform to one or more of the standard underwriting ratios when those loans:

•	exceed minimum requirements for one or more of the underwriting standards to a degree that compensates for noncompliance with one or more other standards, referred to as compensating strengths; and
•
are made to producers of particular agricultural commodities or products in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers in that segment.

Farmer Mac’s use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths have not demonstrated a significantly different rate of default than loans that were approved on the basis of conformance with all of the standard underwriting ratios. As of December 31, 2005, a total of $1.6 billion (36.7 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities issued after the enactment of the Farm Credit System Reform Act of 1996 (the “1996 Act”) were approved based upon compensating strengths ($49.2 million of which had original LTVs of greater than 70 percent). The original LTV of a loan is calculated by dividing the loan’s principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment. During 2005, $111.2 million (19.5 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($2.6 million of which had original LTVs of greater than 70 percent), as compared to 2004 when $169.3 million (34 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($1.5 million of which had original LTVs of greater than 70 percent).

In the case of a seasoned loan, other than the highly-rated loans described above, Farmer Mac considers sustained historical performance to be a reliable alternative indicator of a borrower’s ability to pay the loan according to its terms. A seasoned loan generally will be deemed an eligible loan if:

•	it has been outstanding for at least five years and has an LTV of 60 percent or less;
•	there have been no payments more than 30 days past due during the previous three years; and
•	there have been no material restructurings or modifications for credit reasons during the previous five years.

A seasoned loan that has been outstanding for more than one year but less than five years must substantially comply with the applicable underwriting standards for newly originated loans as of the date the loan was originated by the lender. The loan must also have a payment history that shows no payment more than 30 days past due during the three-year period immediately prior to the date the loan is either purchased by Farmer Mac or made subject to an LTSPC. As is the case with the secondary market for residential mortgages, there is no requirement that each loan’s compliance with the underwriting standards be re-evaluated after Farmer Mac accepts the loan into its program.

The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase seasoned loans includes:

•	evaluation of loan database information to determine conformity to the criteria set forth in the preceding paragraphs;
•	confirmation that loan file data conform to database information;
•	validation of supporting credit information in the loan files; and
•	review of loan documentation and collateral appraisals.

All of the foregoing are performed through methods that give due regard to the size, age, leverage and nature of the collateral for the loans.

Required documentation for all Farmer Mac I loans includes a first lien mortgage or deed of trust, a written promissory note and assurance of Farmer Mac’s lien position through either a title insurance policy or title opinion from an experienced real estate attorney in geographic areas where title insurance is not the industry practice.

As Farmer Mac develops new credit products, it establishes underwriting guidelines for them. Those guidelines result in industry-specific measures equivalent to the basic underwriting standards and provide Farmer Mac the flexibility to deliver the benefits of a secondary market to farmers, ranchers and rural homeowners in diverse sectors of the agricultural economy.

Appraisals. Farmer Mac’s appraisal standards for newly originated loans purchased or placed under a Farmer Mac I Guaranteed Security or LTSPC require, among other things, that a current appraisal be performed independently of the credit decision-making process and conform to the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board. Farmer Mac’s appraisal standards require the appraisal function to be conducted or administered by an individual meeting specific qualification and competence criteria who:

•
is not associated, except by the engagement for the appraisal, with the credit underwriters making the loan decision, though both the appraiser and the credit underwriter may be directly or indirectly employed by a common employer;

•	receives no financial or professional benefit of any kind by virtue of the report content, valuation or credit decision made or based on the appraisal product; and
•	has no present or contemplated future direct or indirect interest in the appraised property.

The appraisal standards also require uniform reporting of reliable and credible opinions of the market value, market rent and property net income characteristics of the mortgaged property and the relative market forces.

For seasoned loans, Farmer Mac obtains appraisal updates as considered necessary by its assessment of collateral risk determined in the due diligence process. If a current or updated appraisal is required for a seasoned loan, the appraisal standards described above would apply.

Farmer Mac utilizes experienced internal agricultural credit underwriters and external agricultural loan servicing and appraisal contractors (under Farmer Mac supervision and review) to perform those respective functions on loans that come into the Farmer Mac I program. Those contractors afford Farmer Mac the benefits of their servicing centers at fees based upon their marginal costs, which allows Farmer Mac to avoid the fixed costs, and some of the marginal costs, associated with such operations. Farmer Mac believes that the combined expertise of its own internal staff and those third-party service providers provides the Corporation adequate resources for performing the necessary underwriting, appraisal and servicing functions.

Sellers

As of December 31, 2005, Farmer Mac had 137 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies. The reduction in the number of approved Farmer Mac I loan sellers from 157 as of December 31, 2004 is principally the result of decertification by Farmer Mac of inactive sellers during second quarter 2005. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of December 31, 2005, approximately 100 lenders were participating in those networks. As of December 31, 2005, more than 350 lenders were participating, directly or indirectly, in one or both of the Farmer Mac I or Farmer Mac II programs.

To be considered for approval as a Farmer Mac I seller, a financial institution must meet the criteria that Farmer Mac establishes, including:

•	owning a requisite amount of Farmer Mac Class A or Class B voting common stock according to a schedule prescribed for the size and type of institution;
•
having, in the judgment of Farmer Mac, the ability and experience to make or purchase and sell agricultural mortgage loans of the type that will qualify for purchase by Farmer Mac and service such mortgage loans in accordance with Farmer Mac requirements either through its own staff or through contractors and originators;

•	maintaining a minimum adjusted net worth of $1.0 million; and
•
entering into a Seller/Servicer agreement to comply with the terms of the Farmer Mac Seller/Servicer Guide, including representations and warranties regarding the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

Servicing

Farmer Mac generally does not directly service loans held in its portfolio, although it does act as “master servicer” for pools of loans and loans underlying Farmer Mac I Guaranteed Securities. Farmer Mac also may assume direct servicing for loans that become impaired. Farmer Mac’s loans and the loans underlying its Farmer Mac Guaranteed Securities are serviced only by Farmer Mac-approved entities designated as “central servicers” that have entered into central servicing contracts with Farmer Mac. Sellers of eligible mortgage loans sold into the Farmer Mac I program have a right to retain certain “field servicing” functions (typically direct borrower contacts) and may enter into contracts with Farmer Mac’s central servicers that specify such servicing functions. Loans underlying LTSPCs and AgVantage securities are serviced by the holders of those loans in accordance with those lenders’ servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.

Farmer Mac I Guaranteed Securities

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac Guaranteed Securities backed by agricultural mortgage loans eligible for the Farmer Mac I program are referred to as “Farmer Mac I Guaranteed Securities.”

Farmer Mac’s statutory charter requires offerings of Farmer Mac Guaranteed Securities to be registered under the Securities Act of 1933, as amended (“the “Securities Act”) unless an exemption for an offering is available. Accordingly, Farmer Mac, through its subsidiary Farmer Mac Mortgage Securities Corporation, maintains a shelf registration statement with the SEC through which Farmer Mac Guaranteed Securities may be publicly offered from time to time. Farmer Mac also may offer Farmer Mac Guaranteed Securities in offerings exempt from registration under the Securities Act such as in private, unregistered offerings. U.S. Bank National Association, a national banking association based in Minneapolis, Minnesota, or Farmer Mac serves as trustee for the trusts that acquire eligible loans and issue Farmer Mac Guaranteed Securities.

Farmer Mac I Guaranteed Securities represent beneficial interests in pools of agricultural mortgage loans or in obligations issued by agricultural lenders, which obligations are backed by pools of agricultural mortgage loans, and guaranteed by Farmer Mac. These securities are customarily issued through special purpose trusts and entitle each investor in a class of securities to receive a portion of the payments of principal and interest on the related underlying pool of loans or obligation equal to the investor’s proportionate interest in the pool or obligation as specified in the applicable transaction documents. These securities also may support other Farmer Mac I Guaranteed Securities, including real estate mortgage investment conduit securities, commonly referred to as REMICs, and other agricultural mortgage-backed securities. Farmer Mac I Guaranteed Securities issued prior to the enactment of changes to Farmer Mac’s statutory charter in 1996 are supported by first-loss subordinated interests that represented ten percent of the balance of the loans underlying the securities at issuance and are neither guaranteed nor owned by Farmer Mac.

Farmer Mac I Guaranteed Securities are not assets of Farmer Mac, except when acquired for investment purposes, and are not recorded as liabilities on Farmer Mac’s consolidated financial statements. Farmer Mac, however, is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans or obligations, regardless of whether the trust has actually received such scheduled payments. Because it guarantees timely payments on Farmer Mac I Guaranteed Securities, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans and issuer default on the underlying obligations which are backed by agricultural mortgage loans. All of the loans supporting Farmer Mac I Guaranteed Securities are subject to the applicable underwriting standards described above in “Underwriting and Appraisal Standards.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans.”

Farmer Mac receives guarantee fees in return for its guarantee obligations on Farmer Mac I Guaranteed Securities. These fees typically are collected out of installment payments made on the underlying loans or obligations until those loans or obligations have been repaid or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received on Farmer Mac I Guaranteed Securities depends upon the amount of such securities outstanding and on the applicable guarantee fee rate, which Farmer Mac’s statutory charter caps at 50 basis points (0.50 percent) per annum. The Farmer Mac I guarantee fee rate typically ranges from 15 to 50 basis points (0.15 to 0.50 percent) per annum, depending on the credit quality of and other criteria regarding the loans or obligations. The amount of Farmer Mac I Guaranteed Securities outstanding representing interests in loans is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farmer Mac I Guaranteed Securities. In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to decrease. In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Guaranteed Securities also is influenced by a variety of economic, demographic and other considerations, such as yield maintenance provisions that may be associated with loans underlying Farmer Mac I Guaranteed Securities. For more information regarding yield maintenance provisions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk.”

For each of the years ended December 31, 2005 and 2004, Farmer Mac sold Farmer Mac I Guaranteed Securities in the amounts of $53.3 million and $94.1 million, respectively, to related parties. In 2004, Farmer Mac recognized a $0.4 million gain on the sale of $26.9 million of Farmer Mac Guaranteed Securities. In 2005, Farmer Mac recognized no gain or loss on any such sale. In addition to the Farmer Mac I Guaranteed Securities it sold in 2005, in January 2006 Farmer Mac guaranteed $500.0 million principal amount of AgVantage securities supported by a five-year mortgage-backed obligation of Metropolitan Life Insurance Company that is backed by eligible agricultural mortgage loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

Farmer Mac I Transactions

During the year ended December 31, 2005, Farmer Mac purchased or placed under guarantee or LTSPC $571.5 million of loans under the Farmer Mac I program. As of December 31, 2005, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs totaled $4.4 billion. The 1996 Act revised Farmer Mac’s statutory charter to eliminate the requirement of a first-loss subordinated interest in Farmer Mac I Guaranteed Securities. As of December 31, 2005, $13.0 million of Farmer Mac I Guaranteed Securities issued prior to the 1996 Act remained outstanding.

The following table summarizes loans purchased or newly placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Loans and Guaranteed Securities	$ 110,056	$ 104,404	$ 192,577
LTSPCs	461,441	392,559	763,342
Total	$ 571,497	$ 496,963	$ 955,919

The following table presents the outstanding balances of Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:

	Outstanding Balances
	as of December 31,
	2005	2004	2003
	(in thousands)

Post-1996 Act:
Loans and Guaranteed Securities	$ 2,097,942	$ 2,371,405	$ 2,696,530
LTSPCs	2,329,798	2,295,103	2,348,702
Pre-1996 Act	13,046	18,640	24,734
Total Farmer Mac I program	$ 4,440,786	$ 4,685,148	$ 5,069,966

Funding of Guarantee and Purchase Commitment Obligations

The principal sources of funding for the payment of Farmer Mac’s obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuances. Farmer Mac satisfies its guarantee and purchase commitment obligations by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans. Ultimate losses arising from Farmer Mac’s guarantees and commitments are reflected in the Corporation’s charge-offs against its allowance for losses and gains and losses on the sale of real estate owned. During 2005, Farmer Mac’s net recoveries were $0.3 million, compared to $4.5 million in net charge-offs during 2004. Net gains on the sale of real estate owned were $0.1 million and $0.5 million for each of the years ended December 31, 2005 and 2004, respectively.

The Act requires Farmer Mac to set aside, as an allowance for losses in a reserve account, a portion of the guarantee fees it receives from its guarantee activities. Among other things, that reserve account must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations. That borrowing authority is not intended to be a routine funding source and has never been used. Although total outstanding guarantees and LTSPCs exceed the amount held as an allowance for losses and the amount the Corporation may borrow from the U.S. Treasury, Farmer Mac does not expect its obligations under the guarantees and LTSPCs to exceed amounts available to satisfy those obligations. For information regarding the allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans” and Note 2(j) and Note 8 to the consolidated financial statements. For a more detailed discussion of Farmer Mac’s borrowing authority from the U.S. Treasury, see “Business—Farmer Mac’s Authority to Borrow from the U.S. Treasury.”

Portfolio Diversification

It is Farmer Mac’s policy to diversify its portfolio of loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, both geographically and by agricultural commodity/product. Farmer Mac directs its marketing efforts toward agricultural lenders throughout the nation to achieve commodity/product and geographic diversification in its exposure to credit risk. Farmer Mac evaluates its credit exposure in particular geographic regions and commodities/products, adjusted for the credit quality of the loans in those particular geographic regions or commodity/product groups relative to the total principal amount of all outstanding loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

Farmer Mac is not obligated to purchase, or commit to purchase, every loan that meets its underwriting and appraisal standards submitted by an eligible seller. Farmer Mac considers other factors such as its overall portfolio diversification, commodity and farming forecasts and risk management objectives in deciding whether to accept the loans into the Farmer Mac I program. For example, if industry forecasts indicate possible weakness in a geographic area or agricultural commodity or product, Farmer Mac may decide not to purchase or commit to purchase an affected loan as part of managing its overall portfolio exposure to areas of possible heightened risk exposure. Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac’s commodity/product and geographic diversification disclosures reflect all loans under LTSPCs and any loans that have been purchased out of LTSPC pools. For information regarding the diversification of Farmer Mac’s existing portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans” and Note 8 to the consolidated financial statements.

Farmer Mac II

General

The Farmer Mac II program was initiated in 1992 and is authorized under sections 8.0(3) and 8.0(9)(B) of Farmer Mac’s statutory charter (12 U.S.C. §§ 2279aa(3) and 2279aa(9)(B)), which provide that:

•	USDA-guaranteed portions are statutorily included in the definition of loans eligible for Farmer Mac’s secondary market programs;
•
USDA-guaranteed portions are exempted from the credit underwriting, appraisal and other standards that other loans must meet to be eligible for Farmer Mac programs, and are exempted from any diversification and internal credit enhancement that may be required of pools of other loans eligible for Farmer Mac programs; and

•	Farmer Mac is authorized to pool and issue Farmer Mac Guaranteed Securities backed by USDA-guaranteed portions.

United States Department of Agriculture Guaranteed Loan Programs

The United States Department of Agriculture (“USDA”), acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s. The USDA makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes. The USDA’s guarantee is supported by the full faith and credit of the United States. USDA-guaranteed portions represent up to 95 percent of the principal amount of guaranteed loans.

Through its Farmer Mac II program, Farmer Mac is one of several competing purchasers of USDA-guaranteed portions of farm ownership loans, farm operating loans, business and industry loans and other loans that are fully guaranteed as to principal and interest by the USDA (collectively, the “guaranteed loans”).

USDA Guarantees. Each USDA guarantee is a full faith and credit obligation of the United States and becomes enforceable if a lender fails to repurchase the USDA-guaranteed portion from its owner within 30 days after written demand from the owner when:

•	the borrower under the guaranteed loan is in default not less than 60 days in the payment of any principal or interest due on the USDA-guaranteed portion; or
•	the lender has failed to remit to the owner the payment made by the borrower on the USDA-guaranteed portion or any related loan subsidy within 30 days after the lender’s receipt of the payment.

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

If, in the opinion of the lender (with the concurrence of the USDA) or in the opinion of the USDA, repurchase of the USDA-guaranteed portion is necessary to service the related guaranteed loan adequately, the owner will sell the USDA-guaranteed portion to the lender or USDA for an amount equal to the unpaid principal balance and accrued interest (including any loan subsidy) on such USDA-guaranteed portion less the lender’s servicing fee. Federal regulations prohibit the lender from repurchasing USDA-guaranteed portions for arbitrage purposes.

Lenders. Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of December 31, 2005, there were 120 active sellers in the Farmer Mac II program, consisting mostly of community and regional banks, compared to 133 sellers as of December 31, 2004, for a decrease of 13 active sellers. In the aggregate, more than 350 sellers were participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs during 2005.

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

Farmer Mac II Transactions

During the years ended December 31, 2005 and 2004, Farmer Mac issued $200.2 million and $174.1 million of Farmer Mac II Guaranteed Securities, respectively. As of December 31, 2005 and 2004, $835.7 million and 768.5 million of Farmer Mac II Guaranteed Securities were outstanding, respectively. See Note 5 and Note 12 to the consolidated financial statements. The following table presents Farmer Mac II Guaranteed Securities issued for each of the years indicated:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Purchased and retained	$ 199,843	$ 162,286	$ 270,727
Swaps (issued to third parties)	325	11,788	502
Total	$ 200,168	$ 174,074	$ 271,229

The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:

Outstanding Balance of
Farmer Mac II Guaranteed Securites
as of December 31,
	2005	2004	2003
	(in thousands)

On-balance sheet	$ 796,224	$ 712,653	$ 678,229
Off-balance sheet	39,508	55,889	51,241
Total	$ 835,732	$ 768,542	$ 729,470

As of December 31, 2005, Farmer Mac had experienced no credit losses on any of its Farmer Mac II transactions. As of December 31, 2005, Farmer Mac had outstanding $0.4 million of principal and interest advances on Farmer Mac II Guaranteed Securities, compared to $0.5 million as of December 31, 2004.

Financing

Debt Issuance

Section 8.6(e) of Farmer Mac’s statutory charter (12 U.S.C. § 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable available cash and cash equivalents for business operations, including adequate liquidity. Farmer Mac funds its purchases of program, mission-related and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac funds its program purchases primarily by issuing debt obligations, consisting of discount notes and medium-term notes of various maturities, in the public capital markets. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations.

The Corporation’s discount notes and medium-term notes are obligations of Farmer Mac only and are not rated by a nationally recognized statistical rating organization (“NRSRO”). The interest and principal thereon are not guaranteed by, and do not constitute debts or obligations of, FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the FCS, but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation.

Farmer Mac’s board of directors has authorized the issuance of up to $5.0 billion outstanding of discount notes and medium-term notes, subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors. In compliance with regulations issued by FCA in 2005, including dollar amount, issuer concentration and credit quality limitations, Farmer Mac’s current policies authorize non-program investments in:

•	obligations of the United States;
•	obligations of government-sponsored enterprises (“GSEs”);
•	municipal securities;
•	international and multilateral development bank obligations;
•	money market instruments;
•	diversified investment funds;
•	asset-backed securities;
•	corporate debt securities; and
•	mortgage securities.

For more information about Farmer Mac’s outstanding investments and indebtedness, see Note 4 and Note 7 to the consolidated financial statements.

Equity Issuance

The Act authorizes Farmer Mac to issue voting common stock, non-voting common stock and non-voting preferred stock. Only banks, other financial entities, insurance companies and institutions of the FCS eligible to participate in one or more of the Farmer Mac programs may hold voting common stock. No holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock. No ownership restrictions apply to Class C non-voting common stock or preferred stock, and they are freely transferable.

Upon liquidation, dissolution or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of the Corporation, the holders of shares of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of common stock received any payment. The dividend rights of all three classes of the Corporation’s common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac’s board of directors in its sole discretion, subject to the payment of dividends on outstanding preferred stock.

As of December 31, 2005, 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, 9,559,554 shares of Class C non-voting common stock and 700,000 shares of 6.40 percent non-voting cumulative preferred stock, Series A were outstanding.  Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock. Farmer Mac has no present intention to issue any additional shares of common stock, except pursuant to programs in which employees, members of management or the board of directors may be granted or may purchase Class C non-voting common stock, or exercise options to purchase Class C non-voting common stock granted as part of their compensation arrangements.

The following table presents the dividends declared on the common stock during and subsequent to 2005:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 10, 2005	$0.10	January 1, 2005	March 31, 2005	March 31, 2005
May 19, 2005	0.10	April 1, 2005	June 30, 2005	June 30, 2005
August 4, 2005	0.10	July 1, 2005	September 30, 2005	September 30, 2005
October 6, 2005	0.10	October 1, 2005	December 31, 2005	December 30, 2005
February 2, 2006	0.10	January 1, 2006	March 31, 2006	*

                                                  * The dividend declared on February 2, 2006 is scheduled to be paid on March 31, 2006.

Farmer Mac’s ability to declare and pay common stock dividends could be restricted if it were to fail to comply with its regulatory capital requirements. See Note 9 to the consolidated financial statements and “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.”

The cumulative preferred stock, Series A has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends. The preferred stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date. The costs of issuing the preferred stock were charged to additional paid-in capital. Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors. Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. The following table presents the dividends declared on the preferred stock during and subsequent to 2005:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 10, 2005	$ 0.80	January 1, 2005	March 31, 2005	March 31, 2005
May 19, 2005	0.80	April 1, 2005	June 30, 2005	June 30, 2005
August 4, 2005	0.80	July 1, 2005	September 30, 2005	September 30, 2005
October 6, 2005	0.80	October 1, 2005	December 31, 2005	January 3, 2006
February 2, 2006	0.80	January 1, 2005	March 31, 2006	*

                                      * The dividend declared on February 2, 2006 is scheduled to be paid on March 31, 2006.

On August 4, 2004, Farmer Mac established a program to repurchase up to 10 percent, or 1,055,500 shares, of the Corporation’s outstanding Class C non-voting common stock. During third quarter 2005, the aggregate number of shares repurchased by Farmer Mac under that program, at an average purchase price of $20.73 per share, reached the maximum number of authorized shares, thereby terminating the program according to its terms. On November 11, 2005, Farmer Mac established a new program to repurchase up to an additional 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C non-voting common stock. The authority for this new stock repurchase program expires in November 2007. During 2005, Farmer Mac repurchased 43,950 shares of its Class C non-voting common stock under the new repurchase program at an average price of $27.97 per share. All of the shares repurchased under both programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

FARMER MAC’S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac may, in extreme circumstances, issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion. The proceeds of such obligations may be used solely for the purpose of fulfilling Farmer Mac’s guarantee obligations under the Farmer Mac I and Farmer Mac II programs. The Act provides that the U.S. Treasury is required to purchase such obligations of Farmer Mac if Farmer Mac certifies that:

•
a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac’s guarantee activities in an amount determined by Farmer Mac’s board of directors to be necessary and such reserve has been exhausted; and

•	the proceeds of such obligations are needed to fulfill Farmer Mac’s guarantee obligations.

Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac, and would be required to be repurchased from the U.S. Treasury by Farmer Mac within a “reasonable time.”

The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock or the profitability of Farmer Mac.

GOVERNMENT REGULATION OF FARMER MAC

General

Farmer Mac’s statutory charter requires offerings of Farmer Mac Guaranteed Securities to be registered under the Securities Act unless an exemption for an offering is available. Farmer Mac also is required to file reports with the SEC pursuant to the SEC’s periodic reporting requirements.

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

Department of the Treasury

In connection with the passage of the 1996 Act, the Chairmen of the House and Senate Agriculture Committees requested FCA, in a cooperative effort with the Department of the Treasury, to “monitor and review the operations and financial condition of Farmer Mac and to report in writing to the appropriate subcommittees of the House Agriculture Committee, the House Financial Services Committee and the Senate Agriculture, Nutrition and Forestry Committee at six-month intervals during the capital deferral period and beyond, if necessary.” The “capital deferral period” expired on January 1, 1999, the risk-based capital rule went into effect on May 23, 2002 and the last semi-annual FCA report to Congress was submitted with respect to the period ended June 30, 2004.

Capital Standards

General. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac:

•
Minimum capital - Farmer Mac’s minimum capital level is an amount of core capital equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of Farmer Mac’s aggregate off-balance sheet obligations, specifically including:

o	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
o	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
o	other off-balance sheet obligations of Farmer Mac.

•	Critical capital - Farmer Mac’s critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
•
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

The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus the allowance for losses, but excluding the valuation allowance for real estate owned) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

•	annual losses occur at a rate of default and severity “reasonably related” to the rates of the highest sequential two-years in a limited U.S. geographic area; and
•	interest rates increase to a level equal to the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk. On November 17, 2005, FCA published in the Federal Register a proposed regulation that would revise the risk-based capital regulation. For a discussion of that proposed regulation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.”

As of December 31, 2005, Farmer Mac’s minimum and critical capital requirements were $142.4 million and $71.2 million, respectively, and its actual core capital level was $244.8 million, $102.4 million above the minimum capital requirement and $173.6 million above the critical capital requirement. Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2005 was $32.4 million and Farmer Mac’s regulatory capital of $253.4 million exceeded that amount by approximately $221.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” for a presentation of Farmer Mac’s current regulatory capital position.

Enforcement levels. The Act directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards. As of December 31, 2005, Farmer Mac was classified as within level I—the highest compliance level.

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

•	requiring Farmer Mac to submit and comply with a capital restoration plan;
•
prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level III or IV, and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and

•
reclassifying Farmer Mac as within level III if it does not submit a capital restoration plan that is approved by the Director, or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director.

The mandatory measures applicable to level III include:

•	requiring Farmer Mac to submit (and comply with) a capital restoration plan;
•
prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within level IV and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and

•
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

If Farmer Mac were classified as within level III, then, in addition to the foregoing mandatory supervisory measures, the Director of the Office of Secondary Market Oversight could take any of the following discretionary supervisory measures:

•	imposing limits on any increase in, or ordering the reduction of, any obligations of Farmer Mac, including off-balance sheet obligations;
•	limiting or prohibiting asset growth or requiring the reduction of assets;
•	requiring the acquisition of new capital in an amount sufficient to provide for reclassification as within a higher level;
•	terminating, reducing or modifying any activity the Director determines creates excessive risk to Farmer Mac; or
•	appointing a conservator or a receiver for Farmer Mac.

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

Item 1A. Risk Factors

Farmer Mac’s business activities, financial performance and results of operations are, by their nature, subject to a number of risks and uncertainties. Consequently, the Corporation’s net interest income, total revenues and net income have been, and are likely to continue to be, subject to fluctuations that reflect the effect of many factors, including the risk factors described below. These risks are not exhaustive. Other sections of this report may include additional factors that could adversely affect Farmer Mac’s business and its financial performance and results of operations. Furthermore, because new risk factors likely will emerge from time to time, management can neither predict all such risk factors nor assess the effects of such factors on Farmer Mac’s business, operating results and financial condition or the extent to which any factor, or combination of factors, may affect the Corporation’s actual results and financial condition. If any of the following risks materialize, Farmer Mac’s business, financial condition or results of operations could be materially adversely affected.

Farmer Mac’s business, operating results and financial condition may be materially and adversely affected by external factors that may be beyond its control.

Farmer Mac’s business, operating results and financial condition may be materially and adversely affected by external factors that may be beyond its control, including but not limited to:

•
legislative or regulatory developments or interpretations of Farmer Mac’s statutory charter that could adversely affect Farmer Mac, its ability to offer new products, the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities, including but not limited to:

o	the possible establishment of additional statutory or regulatory restrictions or constraints on Farmer Mac that could hamper its growth or diminish its profitability; and
o	the possible effect of Farmer Mac’s risk-based capital requirement, which could, under certain circumstances, exceed its statutory minimum capital requirement;
•	Farmer Mac’s access to the debt markets at favorable rates and terms;
•	competitive pressures in the purchase of agricultural mortgage loans and the sale of Farmer Mac Guaranteed Securities and debt securities;
•
substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products, the general economy, and other factors that may affect delinquency levels and credit losses on agricultural mortgage loans;

•
protracted adverse weather, animal and plant disease outbreaks, market or other conditions affecting particular geographic regions or particular agricultural commodities or products related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs; and

•	the effects of any changes in federal assistance for agriculture on the agricultural economy or the value of agricultural real estate.

Farmer Mac’s business development and profitability depend on the continued growth of the secondary market for agricultural mortgage loans, the future of which remains uncertain.

Continued growth in Farmer Mac’s business may be constrained by conditions that limit the need for agricultural lenders to obtain the benefits of Farmer Mac’s programs, including for example:

•	high levels of available capital and liquidity of agricultural lenders;
•	the availability of alternative sources of funding and credit enhancement for agricultural lenders;
•	downturns in the agricultural economy that could reduce growth rates and the need for capital in the agricultural mortgage market;
•	increased competition in the secondary market for purchases of quality agricultural mortgage loans;
•	reduced growth rates in the agricultural mortgage market, due largely to the strong liquidity of many farmers and ranchers;
•	the lower rate of growth of the Farm Credit System mortgage portfolio, reducing the demand for LTSPCs;
•
the historical preference of many agricultural lending institutions to retain loans in their portfolios rather than to sell them into the secondary market, notwithstanding the corporate finance and capital planning benefits they might otherwise realize through participation in Farmer Mac’s programs;

•	the ability of some lending institutions to subsidize, in effect, their agricultural mortgage loan rates through low-return use of equity or acceptance of greater asset and liability mismatch; and
•	legislative and regulatory developments in this area, as further discussed below.

As a result of these factors, Farmer Mac may not be able to meet its business development and profitability goals. To the extent that Farmer Mac fails to meet these goals, its total revenues, net income and financial condition could be materially adversely affected.

Farmer Mac is a government-sponsored enterprise whose continued growth may be adversely affected by legislative and regulatory developments.

Farmer Mac is a government-sponsored enterprise that is governed by a statutory charter controlled by the U.S. Congress and regulated by governmental agencies. Consequently, Farmer Mac is subject to risks related to legislative, regulatory or political developments. Such developments could affect the ability of lenders to participate in Farmer Mac’s programs or the terms on which they may participate. Further, from time to time, legislative or regulatory initiatives are commenced that, if successful, could result in the enactment of legislation or the promulgation of regulations that could affect negatively the growth or operation of the secondary market for agricultural mortgages. Any of these political or regulatory developments could have a material and adverse effect on Farmer Mac’s business. See “Government Regulation of Farmer Mac” in Item 1 of this report for additional discussion on the rules and regulations governing Farmer Mac’s activities.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities and its ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed Securities, which are backed by qualified agricultural real estate mortgage loans. As a result of its guarantee, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans. Farmer Mac also issues LTSPCs for pools of qualified loans that commit Farmer Mac to purchase certain loans under enumerated circumstances on undetermined future dates.

Repayment of the qualified loans underlying Farmer Mac Guaranteed Securities or subject to LTSPCs typically depends on the success of the related farming operation, which, in turn, depends on many variables and factors over which farmers may have little or no control, such as weather conditions, animal and plant disease outbreaks, economic conditions (both domestic and international) and political conditions. If the cash flow from a farming operation decreases (for example, as a result of adverse weather conditions that destroy a crop or that prevent the planting or harvesting of a crop), the farmer’s ability to repay the loan may be impaired. Protracted adverse weather, animal and plant disease outbreaks, market or other conditions affecting a particular geographic region and particular commodities related to the agricultural mortgage loans backing Farmer Mac Guaranteed Securities or subject to LTSPCs, or significant loan payment defaults by farmers for other reasons, could require Farmer Mac to pay under its guarantees and LTSPCs and could have a material adverse effect on the Corporation’s financial condition and results of operations.

Farmer Mac Guaranteed Securities and LTSPCs are obligations of Farmer Mac only, and are not backed by the full faith and credit of the United States, FCA or any other agency or instrumentality of the United States other than Farmer Mac. Farmer Mac’s principal source of funds for the payment of claims under its guarantees and purchase commitments are the fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs. These amounts are, and will continue to be, substantially less than the amount of Farmer Mac’s aggregate contingent liabilities under its guarantees and LTSPCs. Farmer Mac is required to set aside a portion of the fees it receives as a reserve against losses from its guarantee and commitment activities. Farmer Mac expects that its future contingent liabilities for its guarantee and commitment activities will continue to grow and will exceed Farmer Mac’s resources, including amounts in the Corporation’s allowance for losses and its limited ability to borrow from the United States Treasury.

Farmer Mac is exposed to credit risk and interest rate risk that could materially and adversely affect its financial condition and future earnings.

The primary types of risk in the conduct of Farmer Mac’s business are:

•	credit risk associated with the agricultural mortgage loans that Farmer Mac purchases or commits to purchase or that back Farmer Mac Guaranteed Securities;
•	interest rate risk on all program and non-program assets held on balance sheet, that results principally from:
o	potential changes in the relationship between the interest rates paid by the Corporation on its liabilities and the yields it receives on investments of like maturity or reset term; or
o	potential timing differences between the maturities or interest rate resets of the assets and the liabilities used to fund the acquisition and carry of the assets;
•	credit risk associated with Farmer Mac’s business relationships with other institutions, such as counterparties to swap and other hedging arrangements; and
•	risks as to the creditworthiness of the issuers of AgVantage securities and the Corporation’s non-program investments.

Any of these risks could materially and adversely affect Farmer Mac’s financial condition and future earnings. For additional discussion about the Corporation’s risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management” in Item 7 of this report.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Farmer Mac currently occupies its principal offices, which are located at 1133 Twenty-First Street, N.W., Washington, D.C. 20036, under the terms of a lease that expires on November 30, 2011 and covers approximately 13,500 square feet of office space. Farmer Mac also maintains an underwriting office located at 415 Clark Avenue, Ames, Iowa 50010, under the terms of a lease that expires on June 15, 2008 (Farmer Mac has the option to renew the lease for an additional 3-year term) and covers approximately 1,750 square feet of office space. Farmer Mac’s offices are suitable and adequate for its current and currently anticipated needs.

Item 3. Legal Proceedings

Farmer Mac is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Farmer Mac’s Class A voting common stock and Class C non-voting common stock trade on the New York Stock Exchange under the symbols AGM.A and AGM, respectively. The Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is unaware of any publicly available quotations or prices for that class.

The information below represents the high and low closing sales prices for the Class A and Class C common stocks for the periods indicated as reported by the New York Stock Exchange.

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)

2006
First quarter (through March 1, 2006)	$ 21.65	$ 19.80	$ 31.06	$ 27.53

2005
Fourth quarter	23.15	17.51	32.21	22.75
Third quarter	20.35	16.56	26.65	22.60
Second quarter	16.40	12.89	22.05	15.67
First quarter	17.20	14.00	23.36	16.80

2004
Fourth quarter	17.80	15.60	24.03	19.60
Third quarter	19.05	16.80	23.85	17.13
Second quarter	20.30	19.00	27.00	21.78
First quarter	22.85	19.45	31.19	25.00

As of March 1, 2006, Farmer Mac estimates that there were 1,330 registered owners of the Class A voting common stock, 98 registered owners of the Class B voting common stock and 1,257 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of the Corporation’s common stock are the same, and dividends may be paid on common stock only when, as and if declared by Farmer Mac’s board of directors in its sole discretion. Beginning in the fourth quarter 2004, Farmer Mac has paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock pursuant to a policy adopted by the Corporation’s board of directors. On February 2, 2006, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s common stock payable on March 31, 2006. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with regulatory capital requirements. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.” Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Information about securities authorized for issuance under Farmer Mac’s equity compensation plans appears under “Equity Compensation Plans” in the Corporation’s definitive proxy statement to be filed on or about April 21, 2006. That portion of the definitive proxy statement is incorporated by reference into this report.

Farmer Mac is a federally chartered instrumentality of the United States and its common stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933. On October 5, 2005, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 607 shares of its Class C non-voting common stock, at an issue price of $24.34 per share, to the eight directors who elected to receive such stock in lieu of their cash retainers. On October 6, 2005, Farmer Mac granted options under its 1997 Stock Option Plan to purchase 6,000 shares of Class C non-voting common stock, at an exercise price of $24.14 per share, to a non-officer employee as incentive compensation. On December 30, 2005, Farmer Mac granted options under its 1997 Stock Option Plan to purchase 6,000 shares of Class C non-voting common stock, at an exercise price of $29.93 per share, to a non-officer employee in connection with the employee’s commencement of employment.

(b)	Not applicable.

(c) As shown in the table below, Farmer Mac repurchased 43,950 shares of its Class C non-voting common stock during fourth quarter 2005 at an average price of $27.97 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities
Period	Total Number of Class C Shares Purchased	Average Price Paid per Class C Share	Total Number of Class C Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Class C Shares that May Yet Be Purchased Under the Program

October 1, 2005 - October 31, 2005	-	$ -	-	-
November 1, 2005 - November 30, 2005	23,350	27.98	23,350	935,282
December 1, 2005 - December 31, 2005	20,600	27.96	20,600	914,682
Total	43,950	$ 27.97	43,950	914,682

* On November 17, 2005, Farmer Mac publicly announced that its board of directors had authorized a program to repurchase up to 10 percent of the Corporation’s outstanding Class C non-voting common stock (958,632 shares). The authority for this stock repurchase program expires in November 2007.

Item 6. Selected Financial Data

	As of December 31,
Summary of Financial Condition:	2005	2004	2003	2002	2001
	(dollars in thousands)
Cash and cash equivalents	$ 458,852	$ 430,504	$ 623,674	$ 723,800	$ 437,831
Investment securities	1,621,941	1,056,143	1,064,782	830,409	1,007,954
Farmer Mac Guaranteed Securities	1,330,976	1,376,847	1,508,134	1,608,507	1,690,376
Loans, net	799,516	882,874	983,624	963,461	198,003
Total assets	4,340,619	3,846,817	4,299,650	4,222,915	3,415,856
Notes payable:
Due within one year	2,587,704	2,620,172	2,799,384	2,895,746	2,233,267
Due after one year	1,403,598	862,201	1,136,110	985,318	968,463
Total liabilities	4,092,487	3,609,965	4,086,396	4,039,344	3,281,419
Stockholders' equity	248,132	236,852	213,254	183,571	134,437

Selected Financial Ratios:
Return on average assets	0.67%	0.69%	0.59%	0.56%	0.50%
Return on average common equity	13.14%	14.85%	15.32%	15.00%	12.19%
Average equity to assets	5.92%	5.53%	4.66%	4.16%	4.06%

	For the Year Ended December 31,
Summary of Operations:	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Net interest income after provision
for loan losses	$ 33,295	$ 31,658	$ 30,728	$ 37,759	$ 28,666
Guarantee and commitment fees	19,554	20,977	20,685	19,277	15,807
Gains/(losses) on financial derivatives
and trading assets	(1,477)	2,846	2,357	(8,433)	(3,053)
Gain on sale of Farmer Mac Guaranteed
Securities	-	367	-	-	-
Gains on the repurchase of debt	116	-	-	1,368	-
Gains on the sale of real estate owned	34	523	178	24	61
Representation and warranty claims income	79	2,816	-	-	-
Other income	1,872	1,495	812	1,332	560
Total revenues	53,473	60,682	54,760	51,327	42,041
Total operating expenses	11,518	16,263	15,182	18,767	16,616
Income before income taxes and cumulative
effect of change in accounting principles	41,955	44,419	39,578	32,560	25,425
Income tax expense	12,448	13,951	12,308	9,809	8,419
Cumulative effect of change in
accounting principles, net of taxes	-	-	-	-	(726)
Net income	29,507	30,468	27,270	22,751	16,280
Preferred stock dividends	(2,240)	(2,240)	(2,240)	(1,456)	-
Net income available to common
stockholders	$ 27,267	$ 28,228	$ 25,030	$ 21,295	$ 16,280

Allowance for Losses Activity:
Provision for losses	$ (8,777)	$ (412)	$ 7,285	$ 8,247	$ 6,786
Net charge-offs/(recoveries)	(329)	4,540	5,243	4,120	2,225
Ending balance	8,653	17,101	22,053	20,011	15,884

Earnings Per Common Share and Dividends:
Basic earnings per common share	$ 2.40	$ 2.35	$ 2.13	$ 1.83	$ 1.44
Diluted earnings per common share	$ 2.37	$ 2.32	$ 2.08	$ 1.77	$ 1.38
Common stock dividends	$ 0.40	$ 0.10	$ -	$ -	$ -

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information as of and for each of the years ended December 31, 2005, 2004 and 2003 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation. The following discussion should be read together with Farmer Mac’s consolidated financial statements and is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to Farmer Mac’s future financial results, business prospects and business developments. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” “should” and similar phrases. The following discussion and analysis includes forward-looking statements addressing Farmer Mac’s:

•	prospects for earnings;
•	prospects for growth in loan purchase, guarantee, securitization and LTSPC volume;
•	trends in net interest income;
•	trends in provisions for losses;
•	trends in expenses;
•	changes in capital position; and
•	other business and financial matters.

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors could cause Farmer Mac’s actual results or events to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of this report and uncertainties regarding:

•	increases in general and administrative expenses attributable to growth of the business and regulatory environment, including the hiring of additional personnel with expertise in key functional areas;
•	the rate and direction of development of the secondary market for agricultural mortgage loans;
•	the general rate of growth in agricultural mortgage indebtedness;
•	lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
•	borrower preferences for fixed-rate agricultural mortgage indebtedness;
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities; and
•	possible reaction in the financial markets to events involving GSEs other than Farmer Mac.

In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect new information or any future events or circumstances, except as otherwise mandated by the SEC.

Critical Accounting Policy and Estimates

The preparation of the consolidated financial statements in conformity with accounting principals generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac’s financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

•	an “Allowance for loan losses” on loans held for investment;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned”; and
•	an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under “Reserve for losses.”

Farmer Mac’s provision for losses is presented in two components on the consolidated statement of operations:

•	a “Provision for loan losses,” which represents losses on Farmer Mac’s loans held for investment; and
•	a “Provision for losses,” which represents losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned.

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

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Historically, Farmer Mac estimated probable losses using a systematic process that began with management’s evaluation of the results of a proprietary loan pool simulation and guarantee fee model. That model drew upon historical information from a data set of agricultural mortgage loans screened to include only those loans with credit characteristics similar to those eligible for Farmer Mac’s programs. The results generated by that model were then modified, as necessary, by the application of management’s judgment.

During third quarter 2005, Farmer Mac completed the planned migration of its methodology for determining its allowance for losses away from one based on its loan pool simulation and guarantee fee model to one based on its own historical portfolio loss experience and credit trends. Farmer Mac recorded the effects of that change as a change in accounting estimate as of September 30, 2005.

Farmer Mac’s new methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and LTV. For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The new allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio; and
•	historical charge-off and recovery activities of the portfolio.

If, based on that evaluation, management concludes that the assumption is not valid, the loss allowance calculation is modified by the addition of further assumptions to capture current portfolio trends and characteristics that differ from historical experience.

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to operating expenses and reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to operating expense. Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. As of December 31, 2005, Farmer Mac had experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Further information regarding the allowance for losses is included in “—Risk Management—Credit Risk - Loans.”

Results of Operations

Overview. Net income available to common stockholders for 2005 was $27.3 million or $2.37 per diluted common share, compared to $28.2 million or $2.32 per diluted common share in 2004 and $25.0 million or $2.08 per diluted common share in 2003. The effects of Farmer Mac’s stock repurchases of 800,202 shares and 299,248 shares during 2005 and 2004, respectively, on diluted earnings per share for 2005 and 2004 were increases of $0.21 and $0.02, respectively.

During 2005, Farmer Mac’s program volume totaled $771.7 million, compared to 2004 volume of $671.0 million. In addition, Farmer Mac added $500.0 million of mission-related investments during 2005. Farmer Mac’s outstanding program volume as of December 31, 2005 was $5.3 billion, compared to $5.5 billion as of December 31, 2004. For 2005, Farmer Mac’s new business volume included the:

•	addition of $461.4 million of Farmer Mac I eligible loans under LTSPCs;
•	purchase of $110.1 million of newly originated Farmer Mac I eligible loans;
•	purchase of $200.2 million of Farmer Mac II USDA-guaranteed portions; and
•
purchase of a mission-related investment of $500.0 million in notes issued by the National Rural Utilities Cooperative Finance Corporation (“CFC”), and secured by mortgage indebtedness issued by CFC-member rural electric distribution cooperatives serving communities across rural America, in accordance with parameters established by FCA.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the recent upward trends in agricultural land values, the level of Farmer Mac’s outstanding guarantees and commitments and the recordation of a change in accounting estimate resulting from the implementation during third quarter 2005 of a new methodology to estimate probable losses inherent in its post-1996 Act Farmer Mac I portfolio, Farmer Mac determined that the appropriate level of allowance for losses as of December 31, 2005 was $8.7 million. This resulted in the release of approximately $8.8 million from the allowance for losses during 2005, compared to the release of $0.4 million from its allowance for losses in 2004 and provisions for losses of $7.3 million in 2003. During 2005, the release from the allowance for losses included $4.8 million recorded as a change in accounting estimate in third quarter 2005. As of December 31, 2005, the allowance for losses was $8.7 million and 20 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio, compared to $10.9 million and 25 basis points as of September 30, 2005 and $17.1 million and 47 basis points as of December 31, 2004. For further discussion of the change in the allowance for losses and provision for losses, see “—Risk Management—Credit Risk - Loans.”

As of December 31, 2005, the percentage of 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after changes to Farmer Mac’s statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) was 0.58 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to 0.55 percent as of December 31, 2004 and 0.60 percent as of December 31, 2003.

The following table presents Farmer Mac’s non-performing assets, which represents the aggregate of 90-day delinquencies, loans performing in bankruptcy and real estate owned.

	As of December 31,
	2005	2004
	(in thousands)
90-day delinquencies (including loans in	$ 25,461	$ 25,283
foreclosure and loans restructured
after delinquency)
Loans performing in bankruptcy	19,771	21,508
Real estate owned	3,532	3,845
Non-performing assets	$ 48,764	$ 50,636

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding
	Post-1996 Act			Less:
	Loans,	Non-		REO and
	Guarantees and	performing		Performing	90-day
	LTSPCs	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2005	$ 4,399,189	$ 48,764	1.11%	$ 23,303	$ 25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%
June 30, 2004	4,882,505	69,751	1.43%	36,978	32,773	0.68%
March 31, 2004	4,922,759	91,326	1.86%	33,951	57,375	1.17%
December 31, 2003	5,020,032	69,964	1.39%	39,908	30,056	0.60%
September 30, 2003	4,871,756	84,583	1.74%	37,442	47,141	0.98%
June 30, 2003	4,875,059	80,169	1.64%	28,883	51,286	1.06%
March 31, 2003	4,820,887	94,822	1.97%	18,662	76,160	1.58%
December 31, 2002	4,821,634	75,308	1.56%	17,094	58,214	1.21%

Farmer Mac experienced $0.3 million in net recoveries in 2005, compared with $4.5 million in net losses for 2004 and $5.2 million in 2003. Farmer Mac recorded gains on the sale of real estate owned of $0.1 million, $0.5 million and $0.2 million in 2005, 2004 and 2003, respectively. During 2005 and 2004, Farmer Mac recovered approximately $0.1 million and $2.8 million, respectively, from sellers (one of which was Zions First National Bank, a related party, as described in Note 3 to the consolidated financial statements) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac, which amounts Farmer Mac had previously charged off as losses on the associated loans, consistent with its policy on accounting for claims for breaches of representations and warranties. As these payments are received from sellers rather than borrowers, these recoveries are reported as income and are not reflected as recoveries in the net losses charged against the allowance for losses.

As of December 31, 2005, approximately $1.3 billion (29 percent) of Farmer Mac’s portfolio of post-1996 Act Farmer Mac I loans and loans underlying LTSPCs and Farmer Mac Guaranteed Securities were in their peak default years (approximately years three through five after origination), compared to $1.4 billion (31 percent) as of December 31, 2004 and $1.7 billion (34 percent) as of December 31, 2003. Notwithstanding the recent historical trends in delinquency rates and the overall agricultural economy, during 2006, the level of 90-day delinquencies could increase and higher charge-offs could follow.

Outlook for 2006. USDA’s most recent publications (as available on USDA’s website as of March 16, 2006) forecast:

•	2006 net cash farm income to be $64.8 billion, following record years of $82.8 billion in 2005 and $85.5 billion in 2004.
•	2006 net farm income to be $56.2 billion, which is a decrease of $16.4 billion from 2005 but still slightly above the 10-year average net farm income of $55.7 billion.
•
Total direct U.S. government payments to be $18.5 billion in 2006, down from the forecast of $23.0 billion for 2005, but still higher than the estimate of $13.3 billion for 2004. Direct payment rates are fixed in legislation and are not affected by the level of program crop prices.

•	Countercyclical payments are forecast to increase from $4.1 billion in 2005 to $5.3 billion in 2006.
•	Marketing loan benefits are projected to be down to $4.1 billion in 2006 from $6.2 billion in 2005.
•
The value of U.S. farm real estate to increase 6.5 percent in 2005 to $1.4 trillion, as compared to the 2005 increase of 6.3 percent, and the general economy to improve and so support further growth in farmland values.

•	The amount of farm real estate debt to increase by 3.1 percent in 2006 to $122.9 billion, compared to $119.2 billion in 2005.

The USDA forecasts referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac’s financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate strong borrower cash flows, and generally increased values in U.S. farm real estate.

While Farmer Mac’s business volume in 2005 was somewhat greater than in 2004, Farmer Mac’s new business with agricultural mortgage lenders continues to be constrained by:

•	high levels of available capital and liquidity of agricultural lenders;
•	alternative sources of funding and credit enhancement for agricultural lenders;
•	increased competition in the secondary market for agricultural mortgage loans;
•	reduced growth rates in the agricultural mortgage market, due largely to the strong liquidity of many farmers and ranchers; and
•	the lower rate of growth of the Farm Credit System mortgage portfolio, reducing the demand for LTSPCs.

As a matter of historical practice, many financial institutions have preferred to retain agricultural mortgage loans in their portfolios rather than sell the loans into the secondary market. That preference persists notwithstanding the corporate finance and capital planning benefits these institutions might otherwise realize through participation in Farmer Mac’s programs, such as greater liquidity, greater lending capacity, increased return on equity, and decreased capital requirements. In recent years, the preference to retain loans has been reinforced by the stronger capital and liquidity positions of agricultural lenders, combined with their willingness to accept greater asset and liability mismatch in light of the typically significant differential between lower, short-term interest rates and higher, long-term rates. Those stronger capital and liquidity positions, in turn, have increased competition in the origination, funding and acquisition (for investment) of the limited supply of new agricultural real estate mortgage lending opportunities. Limited supply and increased demand by FCS institutions, insurance companies, commercial banks and other financial institutions for agricultural mortgage loans have narrowed the investment returns on those loans, as has the ability of some lending institutions to subsidize, in effect, their agricultural mortgage loan rates through low-return use of equity. These conditions have limited the need for many agricultural lenders to obtain the benefits of Farmer Mac’s programs. Farmer Mac expects these conditions to continue through at least 2006. See “—Business Volume.”

Farmer Mac faces significant challenges in its efforts to regain its past growth rates in annual business volume. Outstanding Farmer Mac program volume as of December 31, 2005 was $5.3 billion, which represented 11 percent of management’s estimate of a $48.0 billion market of eligible agricultural mortgage loans. As part of its efforts to capture a greater share of the market, Farmer Mac is proceeding with its alliances with AgStar Financial Services, ACA, a related party FCS institution, and with the American Bankers Association. Farmer Mac envisions additional longer-term opportunities that could lead to expanded growth in business volume as a result of the Corporation’s marketing efforts. Further, Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in the current and prior years continue to exist, but, in light of market conditions, no assurance can be given at this time as to the certainty or timing of such transactions.

While Farmer Mac will continue to market actively its existing secondary market products, it also must address the constraints of the existing business environment, consistent with its charter and purposes. Farmer Mac continues to develop and implement innovative means of serving the financing needs of rural America, and remains confident of opportunities for increased business volume and income growth. Those opportunities, which are a result of the Corporation’s product development, marketing and customer service efforts, are exemplified by the alliance Farmer Mac formed with the American Bankers Association and launched in the fall of 2005; that alliance includes unique product pricing and services with potential for future business generation. Farmer Mac has diversified its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in marginal returns on equity equal to or better than the current net return on equity. In January 2006, as a result of those efforts, Farmer Mac guaranteed $500.0 million principal amount of AgVantage securities supported by a five-year mortgage-backed obligation of Metropolitan Life Insurance Company that is backed by eligible agricultural mortgage loans. Management expects these business opportunities to enhance Farmer Mac’s mission accomplishment and net income.

Farmer Mac continues to actively evaluate new loan programs intended to provide for new, diversified business opportunities. In that regard, the Board and management are pursuing initiatives that include agribusiness; federal and state agricultural finance programs; new arrangements to encourage agricultural mortgage sales by banks; and rural development associated with agriculture. Some of the agribusiness and rural development initiatives will require Farmer Mac to consider credit risks that expand upon or differ from those the Corporation has accepted previously. Farmer Mac will use underwriting standards appropriate to those credit risks, and will draw as necessary upon outside expertise to analyze and evaluate the credit and funding aspects of loans submitted pursuant to those initiatives. While Farmer Mac is seeking actively to expand its mix of loan types within the scope of its Congressional charter, investors are cautioned that it is too early to assess the probability of success of these efforts.

While developing its business prospects, Farmer Mac has continued to validate and enhance its risk management practices, internal controls, accounting and financial reporting as a result of ongoing corporate diligence and a number of regulatory considerations, including the Sarbanes-Oxley Act of 2002 and FCA requirements, as well as the general regulatory environment for GSEs.

A detailed presentation of Farmer Mac’s financial results for the years ended December 31, 2005, 2004 and 2003 follows.

Net Interest Income. Net interest income was $33.2 million for 2005, $33.2 million for 2004 and $37.3 million for 2003. The net interest yield was 86 basis points for the year ended December 31, 2005, compared to 86 basis points for the year ended December 31, 2004 and 93 basis points for the year ended December 31, 2003. Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date. The effect of SFAS 140 was a reclassification of approximately $3.7 million (10 basis points) of guarantee fee income as interest income for the year ended December 31, 2005, compared to $4.1 million (10 basis points) for the year ended December 31, 2004 and $4.4 million (11 basis points) for the year ended December 31, 2003.

Farmer Mac classifies the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships as gains and losses on financial derivatives and trading assets. For the years ended December 31, 2005, 2004 and 2003, this classification resulted in a decrease to the net interest yield of 2 basis points, 5 basis points, and 1 basis point, respectively.

The net interest yields for the years ended December 31, 2005, 2004 and 2003 included the benefits of yield maintenance payments of 12 basis points, 13 basis points and 12 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations should not be considered indicative of positive or negative trends to gauge future financial results. For the years ended December 31, 2005, 2004 and 2003, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $3.1 million or $0.27 per diluted share, $3.4 million or $0.28 per diluted share and $3.0 million or $0.25 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2005, 2004 and 2003. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will increase or decrease accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments. The average rate earned on cash and cash equivalents reflects the increase in the level of short-term interest rates in 2005 and 2004, compared to 2003, and an increase in short-term market rates in 2005 compared to 2004. The increase in the average rate for investments reflects the floating rate nature of most investments acquired and outstanding during 2005. The higher average rate on loans and Farmer Mac Guaranteed Securities reflects the reset of adjustable-rate mortgages to higher rates and the acquisition of new higher-yielding loans. The higher average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on notes payable due after one year reflects the issuance of new debt at higher market rates during 2005.

	2005			2004			2003
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash
equivalents	$ 483,966	$ 15,746	3.25%	$ 600,964	$ 8,496	1.41%	$ 677,075	$ 8,171	1.21%
Investments	1,269,769	54,668	4.31%	973,230	27,890	2.87%	932,738	27,115	2.91%
Loans and Farmer Mac
Guaranteed Securities	2,120,508	119,241	5.62%	2,274,046	117,608	5.17%	2,415,466	126,273	5.24%
Total interest-earning
assets	$ 3,874,243	189,655	4.90%	$ 3,848,240	153,994	4.00%	$ 4,025,279	161,559	4.02%

Funding:
Notes payable due
within one year	$ 1,920,390	76,208	3.97%	$ 2,050,934	52,788	2.57%	$ 2,702,188	60,756	2.26%
Notes payable due
after one year	1,750,436	80,206	4.58%	1,609,236	67,959	4.22%	1,200,219	63,551	5.29%
Total interest-bearing
liabilities	3,670,826	156,414	4.26%	3,660,170	120,747	3.30%	3,902,407	124,307	3.19%
Net non-interest-bearing
funding	203,417	-	0.00%	188,070	-	0.00%	122,872	-	0.00%
Total funding	$ 3,874,243	156,414	4.04%	$ 3,848,240	120,747	3.14%	$ 4,025,279	124,307	3.10%
Net interest income/
yield		$ 33,241	0.86%		$ 33,247	0.86%		$ 37,252	0.93%

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The increases in income due to rate reflect the reset of variable-rate investments and adjustable-rate mortgages to higher rates and the acquisition of new higher-yielding investments, loans and Farmer Mac Guaranteed Securities, as described above. The increases in expense reflect the increased cost of short-term or floating rate funding due to the increase in short-term interest rates.

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$ 9,184	$ (1,934)	$ 7,250	$ 1,305	$ (981)	$ 324
Investments	16,669	10,109	26,778	(390)	1,165	775
Loans and Farmer Mac Guaranteed Securities	9,875	(8,243)	1,632	(1,338)	(7,326)	(8,664)
Total	35,728	(68)	35,660	(423)	(7,142)	(7,565)

Expense from interest-bearing liabilities	35,314	353	35,667	2,646	(6,206)	(3,560)
Change in net interest income	$ 414	$ (421)	$ (7)	$ (3,069)	$ (936)	$ (4,005)

Guarantee and Commitment Fees. Guarantee and commitment fee income, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, was $19.6 million for 2005, compared to $21.0 million for 2004 and $20.7 million for 2003. The decrease in guarantee and commitment fee income reflects a decrease in the average balance of outstanding guarantees and LTSPCs. For 2005, 2004 and 2003, respectively, the effects of SFAS 140 classified guarantee fees received of $3.7 million, $4.1 million and $4.4 million as interest income, although management considers that amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk. When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

Gains and Losses on Financial Derivatives and Trading Assets. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income. The net effect of gains and losses on financial derivatives that do not qualify for hedge accounting under SFAS 133 and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net loss of $1.5 million for 2005, a net gain of $2.8 million for 2004 and a net gain of $2.4 million for 2003. On a net after-tax basis, those gains and losses, combined with the benefits received from the elimination of the amortization of certain premium payments that resulted from SFAS 133, decreased net income available to common stockholders by $1.4 million in 2005, increased net income available to common stockholders by $0.8 million for 2004 and increased net income available to common stockholders by $2.0 million for 2003.

Gains on the Sale of Real Estate Owned. Gains on the sale of real estate owned were $0.1 million, $0.5 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Representation and Warranty Claims Income. During 2005 and 2004, Farmer Mac recovered approximately $0.1 million and $2.8 million, respectively, from sellers (one of which during 2004 was Zions First National Bank, a related party, as described in Note 3 to the consolidated financial statements) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac. During 2003, Farmer Mac had no representation and warranty claims income.

Other Income. Other income was $1.9 million for 2005, compared to $1.5 million for 2004 and $0.8 million for 2003. The increases were the result of increases in late fees received.

Expenses. During 2003, 2004 and 2005, Farmer Mac undertook several initiatives to validate and enhance its risk management practices, internal controls and accounting and financial reporting. These initiatives are the result of ongoing corporate diligence and a number of regulatory considerations, including compliance with the Sarbanes-Oxley Act of 2002 and FCA requirements, as well as the heightened focus on the regulatory environment for GSEs generally. The general increases in both compensation and employee benefits and general and administrative expenses from 2003 through 2005 reflect the costs of those initiatives, particularly staffing increases relative to the internal controls function. Compensation and employee benefits were $8.2 million, $7.0 million and $6.1 million for 2005, 2004 and 2003, respectively. General and administrative expenses, including legal, independent audit, and consulting fees, were $9.7 million, $8.8 million and $6.0 million for 2005, 2004 and 2003, respectively. Farmer Mac expects all of the above-mentioned expenses to continue at approximately the same levels through 2006.

Regulatory fees were $2.3 million, $2.1 million and $2.0 million for 2005, 2004 and 2003, respectively. FCA has advised Farmer Mac that its estimated assessment for 2006 is $2.4 million. The regulatory assessments from FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2005, 2004 and 2003 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred. These revisions have resulted in both additional assessments and refunds in the past.

Income Tax Expense. Income tax expense totaled $12.4 million in 2005, compared to $14.0 million in 2004 and $12.3 million in 2003. Farmer Mac’s effective tax rates for 2005, 2004 and 2003 were approximately 29.7 percent, 31.4 percent and 31.1 percent, respectively. For more information about income taxes, see Note 10 to the consolidated financial statements.

Gains and Losses on the Repurchase of Debt. During 2005, Farmer Mac recognized a gain of $0.1 million on the repurchase of $21 million of its outstanding debt. During 2004 and 2003, Farmer Mac did not repurchase any of its outstanding debt.

Non-GAAP Performance Measures. Farmer Mac reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures. Farmer Mac uses the latter measures to develop financial plans, to gauge corporate performance and to set incentive compensation because, in management’s view, the non-GAAP measures more accurately represent Farmer Mac’s economic performance, transaction economics and business trends. Investors and the investment analyst community have previously relied upon similar measures to evaluate Farmer Mac’s historical and future performance. Farmer Mac’s disclosure of non-GAAP measures is not intended to replace GAAP information but, rather, to supplement it.

Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133. Core earnings for the years ended December 31, 2005, 2004 and 2003 were $28.7 million, $27.4 million and $23.0 million, respectively. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

Reconciliation of GAAP Net Income Available
to Common Stockholders to Core Earnings

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

GAAP net income available
to common stockholders	$ 27,267	$ 28,228	$ 25,030

Less the effects of SFAS 133:
Unrealized gains/(losses)
on financial derivatives and
trading assets, net of tax	(1,438)	588	1,720
Benefit from non-amortization
of premium payments
on financial derivatives,
net of tax	-	228	317

Core earnings	$ 28,705	$ 27,412	$ 22,993

Effects of SFAS 133. Farmer Mac enters into financial derivative transactions to protect against risk from the effects of market price or interest rate movements on the value of assets, future cash flows and debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective fixed-rate cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. Specifically, interest rate swaps convert economically the variable cash flows related to the forecasted issuance of short-term debt to effectively fixed-rate medium-term and long-term notes that match the anticipated duration, repricing and interest rate characteristics of the corresponding assets. Since this strategy provides Farmer Mac with approximately the same cash flows as those that are inherent in the issuance of medium-term notes, Farmer Mac uses either the bond market or the swap market based upon their relative pricing efficiencies.

Farmer Mac uses callable interest rate swaps (in conjunction with the issuance of short-term debt) as an alternative to callable medium-term notes with equivalently structured maturities and call options. The call options on the swaps are designed to match the implicit prepayment options on those mortgage assets without prepayment protection. The blended durations of the swaps are also designed to match the duration of the related mortgages over their estimated lives. If the mortgages prepay, the swaps can be called and the short-term debt repaid; if the mortgages do not prepay, the swaps remain outstanding and the short-term debt is rolled over, effectively providing fixed-rate callable funding over the lives of the related mortgages. Thus, the economics of the assets are closely matched to the economics of the interest rate swap and funding combination.

The callable interest rate swaps are recorded at fair value on Farmer Mac’s balance sheet with the related changes in fair value recognized in the consolidated statement of operations. Although Farmer Mac believes that this strategy achieves its economic and risk management objectives, the Financial Accounting Standards Board has adopted a mixed attribute accounting model for callable swaps that does not reflect the economics of the transactions. Pursuant to that model, while the issuance of a callable medium-term note is recorded at historical cost, the economic equivalent (the issuance of short term-debt with the forecasted rollover of that debt and the simultaneous issuance of a callable interest rate swap) is recorded differently (the discount notes are recorded at historical cost and the interest rate swap is recorded at fair value). Despite the closely matched economics and optionality of the assets and the associated interest rate swap and funding combination, the callable swaps do not qualify for hedge accounting under SFAS 133 because the test for hedge effectiveness under SFAS 133 is based on the linkage between the forecasted short-term funding and the callable interest rate swap and ignores the prepayable characteristics of the associated assets being funded.

Business Volume. Loans are brought into the Farmer Mac I and Farmer Mac II programs as follows:

•
Farmer Mac purchases eligible loans and guarantees timely payments of principal and interest of securities backed by those loans as part of the Farmer Mac I program. Farmer Mac may retain some or all of those securities in its portfolio or sell them to third parties in capital markets transactions.

•
Farmer Mac purchases USDA-guaranteed portions and guarantees timely payments of principal and interest of securities backed by those guaranteed portions as part of the Farmer Mac II program. Farmer Mac may retain some or all of those securities in its portfolio or sell them to third parties in capital markets transactions.

•	Farmer Mac enters into LTSPCs for eligible loans. Farmer Mac’s commitments through LTSPCs include either newly originated or seasoned eligible loans, and are part of the Farmer Mac I program.
•
Farmer Mac exchanges Farmer Mac Guaranteed Securities for eligible loans or USDA-guaranteed portions. Farmer Mac Guaranteed Securities exchanged for USDA-guaranteed portions are part of the Farmer Mac II program; Farmer Mac Guaranteed Securities exchanged for any other eligible loans are part of the Farmer Mac I program.

•
Farmer Mac purchases and guarantees mortgage-backed bonds collateralized by eligible mortgage loans, which are referred to as AgVantage securities, a category of Farmer Mac Guaranteed Securities and part of the Farmer Mac I program.

During 2005, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities and LTSPCs totaled $771.7 million, an increase from 2004 volume of $671.0 million. That increase was attributable to an increase of $5.7 million in Farmer Mac I loan volume, an increase of $68.9 million in LTSPC volume, and an increase of $26.1 million in Farmer Mac II volume, compared to 2004 volume levels. During 2004, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities and LTSPCs totaled $671.0 million, a decrease from 2003 volume of $1.2 billion. That decrease was attributable to a decrease of $88.2 million in Farmer Mac I loan volume, a decrease of $370.8 million in LTSPC volume, and a decrease of $97.2 million in Farmer Mac II volume, compared to 2004 volume levels. See “Business—Farmer Mac Programs—Farmer Mac I—Off-Balance Sheet Guarantees and Commitments” and Note 12 to the consolidated financial statements for a description of LTSPCs. The following table sets forth information regarding the volume of loans purchased or placed under Farmer Mac Guaranteed Securities or LTSPCs for the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Farmer Mac I:
Loans and Guaranteed Securities	$ 110,056	$ 104,404	$ 192,577
LTSPCs	461,441	392,559	763,342
Farmer Mac II	200,168	174,074	271,229
Total	$ 771,665	$ 671,037	$ 1,227,148

The purchase price of newly originated and seasoned eligible loans and portfolios, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac’s target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for assuming credit risk on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. The purchase price for loans purchased from all related parties is determined in the same manner as for loans acquired from any other third party. See Note 3 to the consolidated financial statements for a description of related party transactions.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs. The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest. The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received. The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. See “—Risk Management—Credit Risk - Loans.”

The following table presents Farmer Mac’s purchases of newly originated and current seasoned loans and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Year Ended
	December 31,
	2005	2004
	(in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases	$ 110,056	$ 104,404
Defaulted loans purchased underlying
off-balance sheet Farmer Mac I
Guaranteed Securities	2,191	2,186
Defaulted loans purchased
underlying LTSPCs	1,237	2,292
Defaulted loans underlying
on-balance sheet Farmer Mac I
Guaranteed Securities transferred
to loans	7,483	8,305

The increase in newly originated and current seasoned loan purchases was attributable to the increase in program volume resulting, in part, from Farmer Mac’s increased marketing efforts. The purchases of defaulted loans from Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac’s obligations as guarantor and under its contractual commitments, respectively. Farmer Mac may, in its sole discretion, repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as “removal-of-account” provisions). Farmer Mac records all such defaulted loans at their value during the period in which Farmer Mac becomes entitled to repurchase the loans and therefore regains effective control over the transferred loans. Fair values are determined by appraisal or management’s estimate of discounted collateral value. Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge to the reserve for losses.

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased (excluding purchases of defaulted loans) during both 2005 and 2004 was less than one year. Of the combined total of Farmer Mac I newly originated and seasoned loans that were purchased (excluding purchases of defaulted loans) during 2005 and 2004, 60 percent and 64 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 19.1 and 17.5 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2005 and 2004 was 6 years and 6.1 years, respectively.

The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities decreased 3.2 percent to $5.3 billion as of December 31, 2005 from $5.5 billion as of December 31, 2004. The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs

	As of December 31,
	2005	2004	2003
	(in thousands)
Farmer Mac I:
Post-1996 Act:
Loans and Guaranteed Securities	$ 2,097,942	$ 2,371,405	$ 2,696,530
LTSPCs	2,329,798	2,295,103	2,348,702
Pre-1996 Act	13,046	18,640	24,734
Farmer Mac II	835,732	768,542	729,470
Total	$ 5,276,518	$ 5,453,690	$ 5,799,436

The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

Farmer Mac I Guaranteed Securities Issuances
	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Retained	$ -	$ -	$ -
Sold	53,315	94,062	78,254
Swap transactions	-	-	722,315
Total Farmer Mac Guaranteed Securities Issuances	$ 53,315	$ 94,062	$ 800,569

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and issues Farmer Mac I Guaranteed Securities backed by those loans. During 2005, 2004 and 2003, Farmer Mac securitized and sold $53.3 million, $91.4 million and $78.3 million, respectively ($46.7 million, $64.5 million and $75.8 million, respectively, of such securities were sold to a related party, Zions First National Bank), of the loans purchased, and during 2003 issued $722.3 million in the form of a swap transaction with a related party participant, Farm Credit West, ACA. This transaction resulted from the participant’s exercise of a conversion feature incorporated in all existing LTSPCs. Farmer Mac’s decision to retain the remainder of the loans it purchased was based on favorable underlying funding costs that resulted in attractive net interest income over the lives of the loans and Farmer Mac Guaranteed Securities it holds.

LTSPCs typically involve seasoned loans, while cash purchase transactions usually represent acquisitions of newly originated loans. Compared to prior years, the levels of LTSPC activity in 2004 and 2005 reflected reduced growth rates in the FCS agricultural mortgage business and increased capital within the FCS. Business prospects with FCS institutions have been constrained somewhat by increased FCSIC insurance premiums assessed on loans held by those institutions, including loans under LTSPCs. Notwithstanding this, management expects that LTSPCs will continue to constitute a significant portion of new Farmer Mac I program activity during 2006.

New business volume continued to be constrained during 2005. Factors that constrained Farmer Mac’s 2005 new business volume included:

•	high levels of available capital and liquidity of agricultural lenders;
•	alternative sources of funding and credit enhancement for agricultural lenders;
•	increased competition in the secondary market for agricultural mortgage loans;
•	reduced growth rates in the agricultural mortgage market, due largely to the strong liquidity of many farmers and ranchers; and
•	the lower rate of growth of the Farm Credit System mortgage portfolio, reducing the demand for LTSPCs.

Despite these constraints, Farmer Mac believes its marketing initiatives are generating business opportunities for 2006 and beyond. Initiatives currently under way include:

•
an alliance with the American Bankers Association, entered into in October 2005, under which Farmer Mac agreed to facilitate access and improve pricing to ABA member institutions and the ABA agreed to promote member participation in the Farmer Mac I loan purchase program;

•	new and expanded business relationships that will serve a cross-section of agricultural lenders in many areas of the nation;
•	expanded use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage portfolios;
•	product enhancements, such as new open prepayment loan structures;
•	agribusiness and rural development loans associated with agriculture, in fulfillment of its Congressional mission;
•	federal and state agricultural finance programs;
•	new loan securitization structures; and
•	increased efforts to adjust the pricing of products to reflect with greater precision the risks assumed by Farmer Mac and the creditworthiness of the obligors on obligations guaranteed by Farmer Mac.

Some of the agribusiness and rural development initiatives will require Farmer Mac to consider credit risks that expand upon or differ from those the Corporation has accepted previously. Farmer Mac will use underwriting standards appropriate to those credit risks, and likely will draw upon outside expertise to analyze and evaluate the credit and funding aspects of loans submitted pursuant to those initiatives. While Farmer Mac is seeking actively to expand its mix of loan types within the scope of its Congressional charter, it is too early to assess the probability of success of these efforts. Farmer Mac believes that prospects for larger portfolio transactions similar to those that have accounted for a significant portion of growth in prior years continue to exist, including the previously mentioned January 2006 AgVantage transaction. In light of market conditions, however, no assurance can be given at this time as to the certainty or timing of similar transactions in the future.

For information regarding sellers in the Farmer Mac I and Farmer Mac II programs, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “—Farmer Mac II—United States Department of Agriculture Guaranteed Loan Programs.”

Related Party Transactions. In 2005 and 2004, Farmer Mac conducted business with entities that are related parties as a result of either a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity or the entity being the holder of at least 10 percent of a class of voting common stock. These transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party. For more information about related party transactions, see Note 3 to the consolidated financial statements.

Balance Sheet Review

Assets. As of December 31, 2005, total assets were $4.3 billion compared to $3.8 billion as of December 31, 2004. On-balance sheet program assets (Farmer Mac Guaranteed Securities and loans), decreased $129.2 million during 2005 to a total of $2.1 billion. Farmer Mac increased its mission-related assets by $500.0 million resulting from an investment in notes, issued by CFC, in accordance with parameters established by FCA. Farmer Mac’s non-program assets increased $94.1 million to $1.6 billion as of December 31, 2005.

The following table presents Farmer Mac’s on-balance sheet program assets based on their repricing frequency.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2005	2004
	(in thousands)

Fixed rate (10-yr. wtd. avg. term)	$ 866,362	$ 761,854
5-to-10 year ARMs and resets	752,885	921,879
1-Month-to-3-Year ARMs	479,649	532,738
Total held in portfolio	$ 2,098,896	$ 2,216,471

Liabilities. Total liabilities increased to $4.1 billion as of December 31, 2005 from $3.6 billion as of December 31, 2004. The increase in liabilities was due primarily to an increase in notes payable, which corresponded to the increase of on-balance sheet assets. For more information about Farmer Mac’s funding and interest rate risk practices and how financial derivatives are used, see “—Risk Management—Interest Rate Risk.” For more information about Farmer Mac’s reserve for losses, see “—Risk Management—Credit Risk - Loans.”

Capital. As of December 31, 2005, stockholders’ equity totaled $248.1 million, compared to $236.9 million as of December 31, 2004. The increase was primarily due to net income available to common stockholders of $27.3 million earned during 2005 and a $4.2 million net increase in accumulated other comprehensive income/(loss) (resulting from a net after tax increase of $20.9 million in the market values of financial derivatives classified as cash flow hedges and a net after tax decrease of $16.7 million in unrealized gains on investment securities and Farmer Mac Guaranteed Securities classified as available for sale) partially offset by the $16.9 million repurchase of Class C non-voting common stock and the payment of preferred stock dividends and common stock dividends in the amounts of $2.2 million and $4.5 million, respectively. Farmer Mac’s return on average common equity was 13.1 percent for 2005, compared to 14.9 percent for 2004 and 15.3 percent for 2003. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test. As of December 31, 2005, Farmer Mac’s core capital totaled $244.8 million and exceeded its statutory minimum capital requirement of $142.4 million by $102.4 million. As of December 31, 2005 Farmer Mac’s risk-based capital stress test generated a regulatory capital requirement of $32.4 million. Farmer Mac’s regulatory capital of $253.4 million exceeded that amount by $221.0 million. For further information, see “—Liquidity and Capital Resources—Capital Requirements.”

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

As of December 31, 2005 and 2004, outstanding off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs totaled $3.2 billion. The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2005 and 2004:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2005	2004
	(in thousands)
Farmer Mac I:
Post-1996 Act obligations:
Farmer Mac I Guaranteed Securities	$ 804,785	$ 882,282
LTSPCs	2,329,798	2,295,103
Total Farmer Mac I	3,134,583	3,177,385
Farmer Mac II Guaranteed Securities	39,508	55,889

Total Farmer Mac I and II	$ 3,174,091	$ 3,233,274

For more information about off-balance sheet Farmer Mac Guaranteed Securities, see
“—Risk Management—Credit Risk - Loans” and Note 12 to the consolidated financial statements.

Risk Management

Interest Rate Risk. Farmer Mac is subject to interest rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities. This risk is primarily related to loans held and on-balance sheet Farmer Mac Guaranteed Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches. Cash flow mismatches in a changing interest rate environment can reduce the earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac’s funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt.

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of December 31, 2005, 49 percent of the total outstanding balance of retained Farmer Mac I loans and Guaranteed Securities had yield maintenance provisions and 7 percent had other forms of prepayment protection (together covering 91 percent of all loans with fixed interest rates). Of the Farmer Mac I new and current loans purchased in 2005, 5 percent had yield maintenance or another form of prepayment protection (including 5 percent of all loans with fixed interest rates). As of December 31, 2005, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 15 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in 2005, 20 percent contained prepayment penalties.

Taking into consideration the prepayment provisions and the default probabilities associated with its mortgage assets, Farmer Mac uses prepayment models to project and value cash flows associated with these assets. Because borrowers’ behavior in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of subsequent prepayment forecasts. In addition, Farmer Mac consults with independent prepayment experts as part of the model development process.

The goal of interest rate risk management at Farmer Mac is to create and maintain a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac’s primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations so that they will perform similarly as interest rates change. To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities. Farmer Mac issues callable debt to offset the prepayment risk associated with some mortgage assets. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets. Farmer Mac also uses financial derivatives to alter the duration of its assets and liabilities to better match their durations, thereby reducing overall interest rate sensitivity.

Farmer Mac’s $458.9 million of cash and cash equivalents as of December 31, 2005 matures within three months and is match-funded with discount notes having similar maturities. As of December 31, 2005, $751.6 million of the $1.6 billion of investment securities (46.3 percent) were floating rate securities with rates that adjust within one year. See Note 4 to the consolidated financial statements for more information on investment securities. These floating rate investments are funded using:

•	a series of discount note issuances in which each successive discount note is issued and matures on or about the corresponding repricing date of the related investment;
•	floating-rate notes having similar rate reset provisions as the related investment; or
•	fixed-rate notes swapped to floating rates having similar reset provisions as the related investment.

Farmer Mac is also subject to interest rate risk on loans, including loans that Farmer Mac has committed to acquire (other than through LTSPCs) but has not yet purchased. When Farmer Mac commits to purchase such loans, it is exposed to interest rate risk between the time it commits to purchase the loans and the time it either:

•	sells Farmer Mac Guaranteed Securities backed by the loans; or
•
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

Recognizing that interest rate sensitivity may change with the passage of time and as interest rates change, Farmer Mac assesses this exposure on a regular basis and, if necessary, readjusts its portfolio of assets and liabilities by:

•	purchasing mortgage assets in the ordinary course of business;
•	refunding existing liabilities; or
•	using derivatives to alter the characteristics of existing assets or liabilities.

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its Market Value of Equity (“MVE”) to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of December 31, 2005 and December 31, 2004 to an immediate and instantaneous parallel shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	As of December 31,
Scenario	2005	2004

+ 300 bp	-6.2%	-5.8%
+ 200 bp	-3.6%	-3.3%
+ 100 bp	-1.4%	-1.2%
- 100 bp	0.0%	0.0%
- 200 bp	-0.7%	-1.3%
- 300 bp	-1.5%	N/A*

*As of the date indicated, a parallel shift of the U. S. Treasury yield curve by the number of basis points indicated produced negative interest rates for maturities of 2 years and shorter.

As measured by this MVE analysis, Farmer Mac’s long-term interest rate sensitivity remained at relatively low levels despite the significant change in the slope of the yield curve that occurred during the year. Farmer Mac’s effective duration gap was plus 0.5 months as of December 31, 2005, compared to plus 0.4 months as of December 31, 2004.

As of December 31, 2005, a uniform or “parallel” increase of 100 basis points would have increased net interest income (“NII”) by 4.7 percent, while a parallel decrease of 100 basis points would have decreased NII by 4.7 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of December 31, 2005, both MVE and NII showed less sensitivity to non-parallel shocks as to the parallel shocks. The relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.
The economic effects of financial derivatives, including interest rate swaps, are included in the MVE, NII and duration gap analyses. Farmer Mac generally enters into various interest rate swaps to reduce interest rate risk as follows:

•
“floating-to-fixed interest rate swaps” in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties; these swaps adjust the characteristics of short-term debt to match more closely the cash flow and duration characteristics of longer-term reset and fixed-rate mortgages and other assets and may provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market;

•
“fixed-to-floating interest rate swaps” in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties; these transactions adjust the characteristics of long-term debt to match more closely the cash flow and duration characteristics of short-term or floating-rate assets; and

•
“basis swaps” in which it pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties; these swaps alter interest rate indices of liabilities to match those of assets, and vice versa.

As of December 31, 2005, Farmer Mac had $1.3 billion combined notional amount of interest rate swaps, with terms ranging from one to fifteen years, of which $710.7 million were floating-to-fixed interest rate swaps, $389.5 million were basis swaps and $205 million were fixed-to-floating interest rate swaps.

Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty. As of December 31, 2005, Farmer Mac had uncollateralized net exposures of $2.9 million to two counterparties.

Credit Risk - Loans. Farmer Mac’s primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages in conjunction with a deficiency in the value of the collateral relative to the amount outstanding on the mortgage and the cost of liquidation. Farmer Mac is exposed to credit risk on:

•	loans it holds;
•	loans underlying Farmer Mac Guaranteed Securities; and
•	loans underlying LTSPCs.

Loans held or loans underlying Farmer Mac Guaranteed Securities or LTSPCs can be divided into four groups:

•	loans held for investment;
•	loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities;
•	loans underlying post-1996 Act Farmer Mac I Guaranteed Securities or LTSPCs; and
•	USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities.

For loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities, ten percent first-loss subordinated interests mitigate Farmer Mac’s credit risk exposure. Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest. The 1996 Act eliminated the subordinated interest requirement. As a result, Farmer Mac generally assumes 100 percent of the credit risk on loans held for investment and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs. Farmer Mac’s credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States. Farmer Mac believes it has little or no credit risk exposure to loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities because of the subordinated interests, or to USDA-guaranteed portions because of the USDA guarantee. The outstanding principal balances of loans held, loans underlying LTSPCs and Farmer Mac Guaranteed Securities, and real estate owned are summarized in the following table.

	As of December 31,
	2005	2004
	(in thousands)
Farmer Mac I:
Post-1996 Act	$ 4,427,786	$ 4,666,508
Pre-1996 Act	13,046	18,640
Farmer Mac II:
USDA-guaranteed portions	835,732	768,542
	$ 5,276,564	$ 5,453,690

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

Farmer Mac has established underwriting, appraisal and documentation standards for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs. These standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan. Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans. Sellers are responsible to Farmer Mac for breaches of those representations and warranties that result in economic losses to the Corporation. Pursuant to contracts with Farmer Mac and in consideration servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements. Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans. Detailed information regarding Farmer Mac’s underwriting and appraisal standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Appraisal Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers.”

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”). For accepting the credit risk on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively. For loans held, Farmer Mac receives interest income that includes a component that correlates to its guarantee fee, which Farmer Mac views as compensation for assuming credit risk.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first-loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. As of December 31, 2005, Farmer Mac had experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

•	an “Allowance for loan losses” on loans held for investment;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned,”; and
•	an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under “Reserve for losses.”

Farmer Mac’s provision for losses is presented in two components on the consolidated statement of operations:

•	a “Provision for loan losses,” which represents losses on Farmer Mac’s loans held for investment; and
•	a “Provision for losses,” which represents losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned.

Historically, Farmer Mac estimated probable losses using a systematic process that began with management’s evaluation of the results of a proprietary loan pool simulation and guarantee fee model. That model drew upon historical information from a data set of agricultural mortgage loans screened to include only those loans with credit characteristics similar to those eligible for Farmer Mac’s programs. The results generated by that model were then modified, as necessary, by the application of management’s judgment.

During third quarter 2005, Farmer Mac completed the planned migration of its methodology for determining its allowance for losses away from one based on its loan pool simulation and guarantee fee model to one based on its own historical portfolio loss experience and credit trends. Farmer Mac recorded the effects of that change as a change in accounting estimate as of September 30, 2005.

Farmer Mac’s new methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and LTV. For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The new allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio; and
•	historical charge-off and recovery activities of the portfolio.

If, based on that evaluation, management concludes that the assumption is not valid, the loss allowance calculation is modified by the addition of further assumptions to capture current portfolio trends and characteristics that differ from historical experience.

Farmer Mac also analyzes impaired assets in its portfolio for impairment under SFAS 114. Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan - and real estate owned);

•	loans for which Farmer Mac had adjusted the timing of borrowers’ payment schedules, but still expects to collect all amounts due and has not made economic concessions; and
•	additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

For loans with an updated appraised value, other updated collateral valuation or management’s estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances. In the event that the collateral value does not support the total recorded investment, Farmer Mac specifically allocates an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral. For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS 5 and SFAS 114.

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to operating expense and reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to operating expense. Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for each year in the three-year period ended December 31, 2005:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balances as of January 1, 2003	$ 2,662	$ 592	$ 16,757	$ 20,011
Provision/(recovery) for losses	6,524	1,230	(469)	7,285
Net charge-offs	(3,219)	(1,584)	(440)	(5,243)

Balances as of December 31, 2003	$ 5,967	$ 238	$ 15,848	$ 22,053
Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Net charge-offs	(3,161)	(1,375)	(4)	(4,540)

Balances as of December 31, 2004	$ 4,395	$ -	$ 12,706	$ 17,101
Provision/(recovery) for losses	(54)	206	(8,929)	(8,777)
Net (charge-offs)/recoveries	535	(206)	-	329

Balances as of December 31, 2005	$ 4,876	$ -	$ 3,777	$ 8,653

Farmer Mac released $8.8 million from the allowance for losses during 2005, compared to a release of $0.4 million in 2004. During 2005, Farmer Mac recorded net recoveries of $0.3 million, compared to net charge-offs of $4.5 million in 2004. The net recoveries and charge-offs for 2005 and 2004 did not include any amounts related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities. Additionally, Farmer Mac recorded gains on the sale of real estate owned in 2005 and 2004 of $0.1 million and $0.5 million, respectively.

As of December 31, 2005, Farmer Mac’s allowance for losses totaled $8.7 million, or 20 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $17.1 million (37 basis points) as of December 31, 2004. The year-to-year decrease in this ratio is a result of the overall improved credit quality of the Farmer Mac portfolio, the strong U.S. agricultural economy, and the recordation of a change in accounting estimate resulting from the implementation, during third quarter 2005, of a new methodology to estimate probable losses inherent in its post-1996 Act Farmer Mac I portfolio.

As of December 31, 2005, Farmer Mac’s 90-day delinquencies totaled $25.5 million and represented 0.58 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $25.3 million (0.55 percent) as of December 31, 2004. From quarter to quarter, Farmer Mac anticipates the 90-day delinquencies will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans. As of December 31, 2005, loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned (“post-1996 Act non-performing assets”) totaled $48.8 million and represented 1.11 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $50.6 million (1.09 percent) as of December 31, 2004. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Loans,	Non-		REO and
	Guarantees and	performing		Performing	90-day
	LTSPCs	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2005	$ 4,399,189	$ 48,764	1.11%	$ 23,303	$ 25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%
June 30, 2004	4,882,505	69,751	1.43%	36,978	32,773	0.68%
March 31, 2004	4,922,759	91,326	1.86%	33,951	57,375	1.17%
December 31, 2003	5,020,032	69,964	1.39%	39,908	30,056	0.60%
September 30, 2003	4,871,756	84,583	1.74%	37,442	47,141	0.98%
June 30, 2003	4,875,059	80,169	1.64%	28,883	51,286	1.06%
March 31, 2003	4,820,887	94,822	1.97%	18,662	76,160	1.58%
December 31, 2002	4,821,634	75,308	1.56%	17,094	58,214	1.21%

As of December 31, 2005, approximately $1.3 billion (29 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.4 billion (31 percent) of such loans as of December 31, 2004.

As of December 31, 2005, Farmer Mac individually analyzed $36.0 million of its $73.6 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $37.6 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. Of the $36.0 million of assets analyzed, $33.5 million were adequately collateralized. For the $2.5 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $0.2 million. Accordingly, Farmer Mac recorded specific allowances of $0.2 million for those under-collateralized assets as of December 31, 2005. As of December 31, 2005, in addition to the specific allowances provided, Farmer Mac recorded non-specific or general allowances of $8.5 million, bringing the total allowance for losses to $8.7 million.

Original LTVs (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment) are one of many factors Farmer Mac considers in evaluating loss severity. Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts and regional economic and agricultural conditions. Loans in the Farmer Mac I program are all first mortgage agricultural real estate loans. Accordingly, Farmer Mac’s exposure on a loan is limited to the difference between the total of the accrued interest, advances and the principal balance of a loan and the value of the property. Measurement of that excess or shortfall is the best predictor and determinant of loss compared to other measures that evaluate the efficiency of a particular farm operator.

LTVs depend upon the market value of a property with due regard for its income-producing potential in the hands of a competent operator. As required by Farmer Mac’s collateral valuation standards, an appraisal of agricultural real estate must include analysis of the income producing capability of the property and address the income estimate in the market analysis. Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator’s business and farming skills.

As of December 31, 2005, the weighted-average original LTV for post-1996 Act loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs was 50 percent, and the weighted-average original LTV for all post-1996 Act non-performing assets was 57 percent. The following table summarizes the post-1996 Act non-performing assets by original LTV:

Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio as of December 31, 2005
(dollars in thousands)
	Post-1996 Act
	Non-performing
Original LTV Ratio	Assets	Percentage
0.00% to 40.00%	$ 3,537	7%
40.01% to 50.00%	5,954	12%
50.01% to 60.00%	24,744	51%
60.01% to 70.00%	13,633	28%
70.01% to 80.00%	848	2%
80.01% +	49	0%
Total	$ 48,765	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of December 31, 2005 by year of origination, geographic region and commodity.

Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
	Distribution of Outstanding Loans, Guarantees and LTSPCs	Outstanding Loans, Guarantees and LTSPCs	Post-1996 Act Non-performing Assets (1)	Non-performing Asset Rate	Specific Allowance for Losses
	(dollars in thousands)
By year of origination:
Before 1994	10%	$ 446,580	$ 2,590	0.58%	$ -
1994	2%	102,080	49	0.05%	-
1995	2%	99,497	2,229	2.24%	45
1996	6%	248,398	6,891	2.77%	49
1997	7%	307,414	6,550	2.13%	-
1998	11%	504,585	8,949	1.77%	67
1999	11%	498,588	6,489	1.30%	-
2000	7%	289,548	7,717	2.67%	-
2001	10%	446,628	6,937	1.55%	-
2002	12%	530,556	350	0.07%	-
2003	11%	462,760	-	0.00%	-
2004	5%	220,448	-	0.00%	-
2005	6%	242,107	13	0.01%	-

Total	100%	$ 4,399,189	$ 48,764	1.11%	$ 161

By geographic region (2):
Northwest	21%	$ 908,348	$ 28,262	3.11%	$ 116
Southwest	43%	1,887,189	12,351	0.65%	-
Mid-North	17%	740,918	2,734	0.37%	45
Mid-South	7%	286,652	2,387	0.83%	-
Northeast	8%	339,106	2,001	0.59%	-
Southeast	4%	236,976	1,029	0.43%	-

Total	100%	$ 4,399,189	$ 48,764	1.11%	$ 161

By commodity:
Crops	44%	$ 1,932,961	$ 18,211	0.94%	$ -
Permanent plantings	24%	1,074,502	23,271	2.17%	161
Livestock	23%	994,386	5,319	0.53%	-
Part-time farm/rural housing	6%	277,304	1,963	0.71%	-
Ag storage and processing	2%	66,364	-	0.00%	-
Other	1%	53,672	-	0.00%	-

Total	100%	$ 4,399,189	$ 48,764	1.11%	$ 161

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
(2) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North
     (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA,
     VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

The following table presents Farmer Mac’s cumulative net credit losses and current specific allowances relative to the cumulative original purchased, guaranteed or LTSPC principal balances for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs by year of origination, geographic region and commodity. The purpose of this information is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
Relative to all Cumulative Original Loans, Guarantees and LTSPCs

	Cumulative				Current	Combined
	Original Loans,		Cumulative	Cumulative	Specific	Credit Loss
	Guarantees		Net	Loss	Allowance	and Specific
	and LTSPCs		Credit Losses	Rate	for Losses	Allowance Rate
(dollars in thousands)
By year of origination:
Before 1994	$2,036,185		$-	0.00%	$-	0.00%
1994	374,465		20	0.01%	-	0.01%
1995	328,040		421	0.13%	45	0.14%
1996	644,467		1,503	0.23%	49	0.24%
1997	734,829		2,817	0.38%	-	0.38%
1998	1,104,713		4,155	0.38%	67	0.38%
1999	1,092,692		1,173	0.11%	-	0.11%
2000	691,667		1,633	0.24%	-	0.24%
2001	920,617		651	0.07%	-	0.07%
2002	908,313		-	0.00%	-	0.00%
2003	661,655		-	0.00%	-	0.00%
2004	264,715		-	0.00%	-	0.00%
2005	290,578		-	0.00%	-	0.00%

Total	$10,052,936		$12,373	0.12%	$161	0.12%

By geographic region (1):
Northwest	$2,154,789		$7,028	0.33%	$116	0.33%
Southwest	4,211,836		4,727	0.11%	-	0.11%
Mid-North	1,451,838		18	0.00%	45	0.00%
Mid-South	557,461		336	0.06%	-	0.06%
Northeast	841,383		46	0.01%	-	0.01%
Southeast	835,629		218	0.03%	-	0.03%

Total	$10,052,936		$12,373	0.12%	$161	0.12%

By commodity:
Crops	$4,321,918		$285	0.01%	$-	0.01%
Permanent plantings	2,482,555		9,073	0.37%	161	0.37%
Livestock	2,327,204		2,559	0.11%	-	0.11%
Part-time farm/Rural housing	715,053		456	0.06%	-	0.06%
Ag storage and processing	110,175	(2)	-	0.00%	-	0.00%
Other	96,031		-	0.00%	-	0.00%

Total	$10,052,936		$12,373	0.12%	$161	0.12%

(1) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV,
UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME,
NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).
(2) Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of December 31, 2005, approximately $38.3 million of the loans were not yet disbursed by the lender.

An analysis of Farmer Mac’s historical losses and identified specific collateral deficiencies within the portfolio (by origination year) indicates that Farmer Mac has experienced peak loss years as loans have aged between approximately their third and fifth years subsequent to origination, regardless of the year the loans were added to Farmer Mac’s portfolio. While Farmer Mac expects that there will be loans that have aged past their fifth year that will become delinquent and possibly default, Farmer Mac does not anticipate significant losses on such loans due to the combination of principal amortization and collateral value appreciation.

Analysis of portfolio performance by commodity distribution indicates that losses and collateral deficiencies have been and are expected to remain less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat and corn) and more prevalent in those that do not receive such support. This analysis is consistent with corresponding commodity analysis, which indicates that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings. Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends. Further, as adverse economic conditions persist for a particular commodity that requires a long-term improvement on the land, such as permanent plantings, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized. Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac’s ability to meet the financing needs of all commodity groups.

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

Farmer Mac’s methodologies for pricing its guarantee and commitment fees, managing credit risks and providing adequate allowances for losses consider all of the foregoing factors and information.

Credit Risk - Institutional. Farmer Mac is also exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities and other investments held or guaranteed by Farmer Mac;
•	sellers and servicers; and
•	interest rate contract counterparties.

AgVantage securities are general obligations of the AgVantage Issuers and are secured by collateral in an amount ranging from 103 percent to 150 percent of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage securities by evaluating and monitoring the financial condition of the issuers of the AgVantage securities. Outstanding AgVantage securities totaled $28.6 million as of December 31, 2005, and $24.3 million as of December 31, 2004. In addition, on January 20, 2006, as noted above, Farmer Mac guaranteed $500.0 million principal amount of AgVantage securities.

Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac’s standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports. For more information on Farmer Mac’s approval of sellers, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers.” Credit risk related to interest rate contracts is discussed in “—Risk Management—Interest Rate Risk” and Note 6 to the consolidated financial statements.

Credit Risk - Other Investments. The credit risk inherent in other investments held by Farmer Mac is mitigated by Farmer Mac’s policies of investing in highly-rated instruments and establishing concentration limits, which reduce exposure to any one counterparty. Farmer Mac’s policies limit the Corporation’s total credit exposure, including uncollateralized credit exposure resulting from financial derivatives, to a single entity by limiting the dollar amount of investments with each individual entity to the greater of 25 percent of Farmer Mac’s regulatory core capital or $25.0 million. That limitation excludes exposure to agencies of the U.S. government, GSEs and money market funds. Farmer Mac policy also requires each individual entity to be rated in one of the three highest rating categories of at least one NRSRO for investments with terms greater than 270 days and in one of the two highest rating categories for investments with terms of 270 days or less.

As of December 31, 2005, Farmer Mac had investments in commercial paper, corporate debt securities, asset-backed securities and preferred stock issued by 62 entities totaling $1.7 billion. Farmer Mac’s investments in thirteen of these entities each exceeded 10 percent of Farmer Mac’s core capital (the cumulative balance of investments in such entities totaled $351.6 million), and investments in six of these entities each exceeded 15 percent of core capital. In addition, as of December 31, 2005, Farmer Mac held $182.8 million of securities issued by GSEs or agencies of the U.S. government and $198.0 million in four money market investment accounts. The maximum amount held in any one money market fund investment fund at any time during 2005 was approximately $369.5 million. As of December 31, 2005, 28.9 percent of Farmer Mac’s investment portfolio, excluding GSE and agency investments, consisted of short-term highly liquid investments.

Liquidity and Capital Resources

Farmer Mac has sufficient liquidity and capital resources to support its operations for the next twelve months and has a contingency funding plan to handle unanticipated disruptions in its access to the capital markets.

Debt Issuance. Section 8.6(e) of Farmer Mac’s statutory charter (12 U.S.C. § 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable available cash and cash equivalents for business operations, including adequate liquidity. Farmer Mac funds its purchases of program, mission-related and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac funds its program purchases primarily by issuing debt obligations, consisting of discount notes and medium-term notes of various maturities, in the public capital markets. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations. On July 28, 2005, Farmer Mac instituted a global debt program with an initial offering of $500.0 million of three-year notes.

The Corporation’s discount notes and medium-term notes are obligations of Farmer Mac only, are not rated by a nationally recognized statistical rating organization and the interest and principal thereon are not guaranteed by, and do not constitute debts or obligations of, FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the FCS, but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation.

Farmer Mac’s board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $3.99 billion was outstanding as of December 31, 2005), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

Liquidity. The funding and liquidity needs of Farmer Mac’s business programs are driven by the purchase and retention of loans and Farmer Mac Guaranteed Securities, the maturities of Farmer Mac’s discount notes and medium-term notes and payment of principal and interest on Farmer Mac Guaranteed Securities. Farmer Mac’s primary sources of funds to meet these needs are:

•	principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities and LTSPCs;
•	principal and interest payments received from investment securities; and
•	the issuance of new discount notes and medium-term notes.

Farmer Mac projects its expected cash flows from loans and securities, other earnings and the sale of assets and matches those with its obligations to retire debt and pay other liabilities as they come due. Farmer Mac issues discount notes and medium-term notes to meet the needs associated with its business operations, including liquidity, and also to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages to farmers, ranchers and rural homeowners that it purchases from lenders.

During 2005, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac’s liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities principally ranging from one day to approximately ninety days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. In compliance with regulations issued by FCA in 2005, including dollar amount, issuer concentration and credit quality limitations, Farmer Mac’s current policies authorize non-program investments in:

•	obligations of the United States;
•	obligations of GSEs;
•	municipal securities;
•	international and multilateral development bank obligations;
•	money market instruments;
•	diversified investment funds;
•	asset-backed securities;
•	corporate debt securities; and
•	mortgage securities.

As of December 31, 2005, Farmer Mac was in compliance with the authorizations set forth in its investment guidelines.

The following table presents Farmer Mac’s five largest investments as of December 31, 2005:

		Security
		Credit
Investment	Issuer	Rating	Investment
	(in thousands)
Corporate Debt	CFC	A1	$ 500,000	***
Preferred Stock	CoBank, ACB	not rated *	88,500	***
Preferred Stock	AgFirst Farm Credit Bank	not rated *	88,035	***
Federated Prime Value	Federated Group Inc.	N/A **	67,104
Obligations Fund
Nations Qualified Purchaser	Banc of America Securities	N/A **	65,034
Funds

*	CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government-
sponsored enterprise.
**	These money market funds are not rated, but invest in short-term, high quality money market securities and
	conform to Rule 2a-7 of the Investment Company Act of 1940.
***	Investment balance does not include premiums paid or unrealized gains or losses on the securities.

As a result of Farmer Mac’s regular issuance of discount notes and medium-term notes and its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac has also used floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market may provide favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets.

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and investment securities that can be drawn upon for liquidity needs. As of December 31, 2005, Farmer Mac’s cash and cash equivalents and liquidity investment securities were $458.9 million and $1.1 billion, respectively. In addition, as of December 31, 2005, Farmer Mac held (1) $500.0 million of mission-related non-program investments issued by the National Rural Utilities Cooperative Finance Corporation, and (2) $796.2 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. Government. As of December 31, 2005, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 70 percent of total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. During 2005, Farmer Mac maintained an average of greater than 90 days of liquidity.

The principal sources of funding for Farmer Mac’s obligations under its guarantees and LTSPCs are:

•	the ongoing fees received on its guarantees and commitments:
•	net interest income received on loans and Guaranteed Securities; and
•	the proceeds of debt issuance.

Capital Requirements. The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac—minimum, critical and risk-based. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount. The Act does not specify the required level of risk-based capital. It directs FCA to establish a risk-based capital test for Farmer Mac, using specified stress-test parameters. For a discussion of risk-based capital, see “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—General.”

Certain enforcement powers are given to FCA depending upon Farmer Mac’s compliance with the capital standards. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.” As of December 31, 2005 and 2004, Farmer Mac was classified as within “level I” (the highest compliance level). The following table sets forth Farmer Mac’s minimum capital requirement as of December 31, 2005 and 2004 based on the fully phased-in requirements.

	December 31, 2005			December 31, 2004
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets as defined for
determining statutory minimum capital	$ 4,305,968	2.75%	$ 118,414	$ 3,793,547	2.75%	$ 104,323
Outstanding balance of Farmer Mac
Guaranteed Securities held by others
and LTSPCs	3,174,091	0.75%	23,806	3,233,274	0.75%	24,250
Derivative and hedging obligations	29,162	0.75%	219	47,793	0.75%	358

Minimum capital level			142,439			128,931
Actual core capital			244,793			237,733

Capital surplus			$ 102,354			$ 108,802

Based on the statutory minimum capital requirements, Farmer Mac’s current capital surplus would support additional guarantee growth in amounts ranging from $3.7 billion of on-balance sheet guarantees to more than $13.7 billion of off-balance sheet guarantees and commitments. Furthermore, Farmer Mac could sell $1.6 billion of on-balance sheet non-program assets (cash and cash equivalents and investment securities) and $2.2 billion of on-balance sheet program assets in order to support further increases of on- and off-balance sheet program guarantees and commitments. Any transactions would be evaluated for compliance with risk-based capital requirements and to optimize Farmer Mac’s return on equity and capital flexibility.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2005 was $32.4 million and Farmer Mac’s regulatory capital of $253.4 million exceeded that amount by approximately $221.0 million.

Accordingly, in the opinion of management, Farmer Mac has sufficient capital and liquidity for the next twelve months.

Contractual Obligations, Contingent Liabilities and Off-Balance Sheet Arrangements. The following table presents the amount and timing of Farmer Mac’s known fixed and determinable contractual obligations by payment date as of December 31, 2005. The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)
Discount notes[1]	$ 2,346,969	$ -	$ -	$ -	$ 2,346,969
Medium-term notes 1 2	253,000	985,483	264,000	166,675	1,669,158
Interest payments on fixed-rate
medium-term notes	72,043	109,489	36,697	39,986	258,215
Interest payments on floating-rate
medium-term notes	6,190	2,017	-	-	8,207
Operating lease obligations[3]	611	1,250	1,251	594	3,706
Purchase obligations[4]	541	276	-	-	817

1	Future events, including additional issuance of discount notes and medium-term notes and refinancing
	of those notes, could cause actual payments to differ significantly from these amounts. For more
	information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

2	Calculated using the effective interest rates as of December 31, 2005. As a result, these amounts do not reflect
	the effects of changes in the contractual interest rates effective on future repricing dates.

3	Includes amounts due under non-cancelable operating leases for office space and office equipment.
	See Note 12 to the consolidated financial statements for more information regarding Farmer Mac’s
	minimum lease payments for office space.

4	Includes minimum amounts due under non-cancelable agreements to purchase goods or services
	that are enforceable and legally binding and specify all significant terms. These agreements include
	agreements for the provision of audit services, consulting services, information technology
	support, equipment maintenance, and financial analysis software and services. The amounts actually
	paid under these agreements will likely be higher due to the variable components of some of these
	agreements under which the ultimate obligation owed is determined by reference to actual usage or hours
	worked. The table does not include amounts due under agreements that are cancelable without penalty
	or further payment as of December 31, 2005 and therefore do not represent enforceable and legally
	binding obligations. The table also does not include amounts due under the terms of employment
	agreements with members of senior management; nor does it include payments that are based on a
	varying outstanding loan volume (such as servicing fees), as those payments are not known fixed and
	determinable contractual obligations.

See the tables below in this section for information about Farmer Mac’s commitments to purchase loans and Farmer Mac’s contingent obligations under outstanding Farmer Mac I Guaranteed Securities and LTSPCs.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2005 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above. Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

In conducting its loan purchase activities, Farmer Mac enters into mandatory and optional delivery commitments to purchase agricultural mortgage loans and corresponding optional commitments to deliver Farmer Mac Guaranteed Securities. As of December 31, 2005 and 2004, Farmer Mac had no optional delivery commitments to purchase loans or deliver Farmer Mac Guaranteed Securities outstanding. In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy agricultural mortgage loans at an undetermined future date. The following table presents these significant commitments.

	As of December 31,
	2005	2004
	(in thousands)

LTSPCs	$ 2,329,798	$ 2,295,103

Mandatory commitments to
purchase loans and
USDA-guaranteed portions	11,212	13,048

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

The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2005 and 2004:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2005	2004
	(in thousands)
Farmer Mac I Post-1996 Act obligations:
Farmer Mac I Guaranteed Securities	$ 804,785	$ 882,282
LTSPCs	2,329,798	2,295,103
Total Farmer Mac I Post-1996 Act obligations	3,134,583	3,177,385
Farmer Mac II Guaranteed Securities	39,508	55,889

Total Farmer Mac I and II	$ 3,174,091	$ 3,233,274

See Note 2(c), Note 2(e) and Note 5 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Note 2(o) and Note 12 to the consolidated financial statements for more information on LTSPCs.

Regulatory Matters

Regulatory actions continue to affect Farmer Mac’s business outlook. On September 30, 2005, the final regulation relating to Farmer Mac’s investments and liquidity became effective. FCA included several of the revisions to the proposed regulation suggested by Farmer Mac in comments to the proposal and Farmer Mac expects to be able to comply with the regulation in accordance with the timeframes established in the regulation. Farmer Mac is required to comply with the liquidity provisions of the regulation by September 30, 2007.

In the November 17, 2005 issue of the Federal Register, FCA published for public comment a proposed rule that would revise certain FCA regulations governing the risk-based capital test applicable to Farmer Mac. The public comment period for that proposed rule will close April 17, 2006. FCA’s announcement of the proposed rule stated that it “is designed to update Farmer Mac’s risk-based capital stress test to reflect the evolution of the Corporation’s loan portfolio and the practices of other leading financial institutions. The FCA Board is currently scheduled to consider a final rule for the Farmer Mac risk-based capital stress test in September 2006.” Farmer Mac has not completed its analysis of the proposed rule, but believes that the proposal, if adopted in its proposed form and under current economic conditions and the state of the Corporation’s portfolio, would increase the Corporation’s risk-based capital requirement from the current level to a higher level that would be close to the statutory minimum capital requirement. In that regard, FCA has estimated that, had the proposed rule been effective at the time, the risk-based capital requirement as of June 30, 2005 would have been $123.5 million, compared to the $49.6 million risk-based capital requirement under the current risk-based capital stress test. As of that date, Farmer Mac’s regulatory capital was $254.3 million. As part of the formal rule-making process, Farmer Mac will provide written comments on the proposed regulation to FCA within the public comment period.

Other Matters

New Accounting Standards. In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP No. 03-3”) to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. SOP No. 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield or valuation allowance, such as the allowance for losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP No. 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 in 2005 did not have a material effect Farmer Mac’s financial condition, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) amended EITF 03-1, The Meaning of Other-Than-Temporary Impairment. This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 115-1 and No. 124-1 (“FSP”), which nullifies the guidance in paragraphs 10-18 of EITF 03-1, and references existing other than temporary impairment guidance. The FSP clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for impaired debt securities. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. Currently, as discussed in Note 2(m), Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to APB 25 and has adopted the disclosure-only provisions of SFAS 123. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Farmer Mac will adopt SFAS 123(R) as of January 1, 2006. Farmer Mac will follow the modified prospective method for the application of SFAS 123(R), which requires the recordation of compensation expense for (1) the non-vested portion of previously issued awards that remain outstanding as of the initial date of adoption and (2) any awards issued or modified after January 1, 2006. See Note 2(m) for Farmer Mac’s estimate of compensation expense that will be recorded in future fiscal years related to previously issued awards outstanding as of the initial date of adoption. Because Farmer Mac recognized no compensation cost for equity-based awards prior to the adoption of SFAS 123(R), Farmer Mac expects that SFAS 123(R) will have a significant effect on Farmer Mac’s results of operations, although the net effects on Farmer Mac’s overall financial position and cash flows will be insignificant.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS 154 is effective for fiscal years beginning after December 15, 2005. SFAS 154, upon adoption, is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

In February 2006, FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155, among other things, permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. SFAS 155 is not expected to have a material effect on Farmer Mac’s results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk” for more information about Farmer Mac’s exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac’s use of and accounting policies for financial derivatives, see Note 2(h) and Note 6 to the consolidated financial statements.

Item 8. Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Farmer Mac is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of Farmer Mac’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.

Farmer Mac’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective.

Farmer Mac’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Farmer Mac’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Farmer Mac’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Farmer Mac maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of Farmer Mac and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

Deloitte & Touche, LLP

McLean, VA
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Mac’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of Farmer Mac’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche, LLP

McLean, Virginia
March 16, 2006

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
Assets:
Cash and cash equivalents	$ 458,852	$ 430,504
Investment securities	1,621,941	1,056,143
Farmer Mac Guaranteed Securities	1,330,976	1,376,847
Loans held for sale	41,956	15,281
Loans held for investment	762,436	871,988
Allowance for loan losses	(4,876)	(4,395)
Loans held for investment, net	757,560	867,593
Real estate owned	3,532	3,845
Financial derivatives	8,719	1,499
Interest receivable	67,509	58,131
Guarantee and commitment fees receivable	22,170	19,871
Deferred tax asset, net	2,397	6,518
Prepaid expenses and other assets	25,007	10,585
Total Assets	$ 4,340,619	$ 3,846,817

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$ 2,587,704	$ 2,620,172
Due after one year	1,403,598	862,201
Total notes payable	3,991,302	3,482,373

Financial derivatives	29,162	47,793
Accrued interest payable	29,250	25,511
Guarantee and commitment obligation	17,625	14,892
Accounts payable and accrued expenses	21,371	26,690
Reserve for losses	3,777	12,706
Total Liabilities	4,092,487	3,609,965

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value,
$50 per share, 700,000 shares authorized, issued
and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization,
1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization,
500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization,
9,559,554 and 10,291,041 shares issued and outstanding
as of December 31, 2005 and 2004, respectively	9,560	10,291
Additional paid-in capital	83,058	87,777
Accumulated other comprehensive income/(loss)	3,339	(882)
Retained earnings	115,644	103,135
Total Stockholders' Equity	248,132	236,852

Total Liabilities and Stockholders' Equity	$ 4,340,619	$ 3,846,817

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended December 31,
	2005	2004	2003
		(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$70,414	$36,386	$35,287
Farmer Mac Guaranteed Securities	70,472	66,222	73,692
Loans	48,769	51,386	52,580
Total interest income	189,655	153,994	161,559

Interest expense	156,414	120,747	124,307
Net interest income	33,241	33,247	37,252
Recovery/(provision) for loan losses	54	(1,589)	(6,524)
Net interest income after recovery/(provision)	33,295	31,658	30,728
for loan losses
Guarantee and commitment fees	19,554	20,977	20,685
Gains/(losses) on financial derivatives and trading assets	(1,477)	2,846	2,357
Gain on sale of Farmer Mac Guaranteed Securities	-	367	-
Gain on the repurchase of debt	116	-	-
Gains on the sale of real estate owned	34	523	178
Representation and warranty claims income	79	2,816	-
Other income	1,872	1,495	812

Total revenues	53,473	60,682	54,760

Expenses:
Compensation and employee benefits	8,215	7,036	6,121
General and administrative	9,697	8,800	6,031
Regulatory fees	2,316	2,141	2,005
Real estate owned operating costs, net	13	287	264
Provision/(recovery) for losses	(8,723)	(2,001)	761
Total operating expenses	11,518	16,263	15,182

Income before income taxes	41,955	44,419	39,578

Income tax expense	12,448	13,951	12,308
Net income	29,507	30,468	27,270
Preferred stock dividends	(2,240)	(2,240)	(2,240)
Net income available to common stockholders	$27,267	$28,228	$25,030

Earnings per common share:
Basic earnings per common share	$2.40	$2.35	$2.13
Diluted earnings per common share	$2.37	$2.32	$2.08
Common stock dividends per common share	$0.40	$0.10	$-

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock
Balance, beginning of year	700	$35,000	700	$35,000	700	$35,000
Issuance of preferred stock	-	-	-	-	-	-
Redemption of preferred stock	-	-	-	-	-	-

Balance, end of year	700	$35,000	700	$35,000	700	$35,000

Common stock
Balance, beginning of year	11,822	$11,822	12,054	$12,054	11,638	$11,638
Issuance of class C common stock	3	3	2	2	39	39
Repurchase and retirement of class C common stock	(800)	(800)	(299)	(299)	(45)	(45)
Exercise of stock options	66	66	65	65	422	422

Balance, end of year	11,091	$11,091	11,822	$11,822	12,054	$12,054

Additional paid-in capital
Balance, beginning of year		$87,777		$88,652		$82,527
Issuance of class C common stock		57		88		947
Repurchase and retirement of class C common stock		(5,879)		(2,190)		(1,014)
Exercise of stock options		1,103		1,227		6,192

Balance, end of year		$83,058		$87,777		$88,652

Retained earnings
Balance, beginning of year		$103,135		$79,843		$54,813
Net income		29,507		30,468		27,270
Preferred stock dividends		(2,240)		(2,240)		(2,240)
Common stock dividends		(4,520)		(1,183)		-
Repurchase and retirement of class C common stock		(10,238)		(3,753)		-

Balance, end of year		$115,644		$103,135		$79,843

Accumulated other comprehensive income
Balance, beginning of year		$(882)		$(2,295)		$(407)
Change in unrealized gain/loss on securities
available-for-sale, net of tax		(16,722)		(9,714)		(19,063)
Change in unrealized gain/loss on financial
derivatives, net of tax		20,943		11,127		17,175

Balance, end of year		$3,339		$(882)		$(2,295)

Total Comprehensive Income		$118,983		$102,253		$77,548

Total Stockholders' Equity		$248,132		$236,852		$213,254

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended December 31,
	2005	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$29,507	$30,468	$27,270
Adjustments to reconcile net income to net cash used in
operating activities:
Net amortization of investment premiums and discounts	2,401	2,564	(834)
Amortization of debt premiums, discounts and issuance costs	65,411	30,687	34,844
Proceeds from repayment of trading investment securities	2,812	4,617	7,184
Purchases of loans held for sale	(88,375)	(70,524)	(90,504)
Proceeds from repayment of loans held for sale	11,641	11,194	14,393
Net change in fair value of trading securities and financial derivatives	2,600	(954)	(2,479)
Amortization of settled financial derivatives contracts	1,814	1,206	1,596
Gain on the repurchase of debt	116	-	-
Gains on the sale of Farmer Mac Guaranteed Securities	-	(367)	-
Gains on the sale of real estate owned	(34)	(523)	(178)
Total (recovery)/provision for losses	(8,777)	(412)	7,285
Deferred income taxes	1,816	2,371	(221)
(Increase)/decrease in interest receivable	(9,379)	292	6,853
Increase in guarantee and commitment fees receivable	(2,299)	(2,986)	(10,947)
(Increase)/decrease in other assets	(16,235)	4,846	(31,897)
Increase/(decrease) in accrued interest payable	3,739	(831)	(3,414)
(Decrease)/increase in other liabilities	(3,732)	(13,195)	23,436
Net cash used in operating activities	(6,974)	(1,547)	(17,613)

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,215,207)	(598,858)	(959,081)
Purchases of Farmer Mac II Guaranteed Securities and
AgVantage Farmer Mac Guaranteed Securities	(216,436)	(225,591)	(299,079)
Purchases of loans held for investment	(21,681)	(33,881)	(102,063)
Purchases of defaulted loans	(10,911)	(12,783)	(55,652)
Proceeds from repayment of investment securities	1,641,143	615,555	719,262
Proceeds from repayment of Farmer Mac Guaranteed Securities	238,723	257,374	363,718
Proceeds from repayment of loans	140,761	145,536	137,431
Proceeds from sale of loans and Farmer Mac Guaranteed Securities	53,315	142,523	78,254
Proceeds from sale of real estate owned	3,112	12,482	9,984
Net cash (used in)/provided by investing activities	(387,181)	302,357	(107,226)

Cash flows from financing activities:
Proceeds from issuance of discount notes	49,707,010	58,532,700	73,025,686
Proceeds from issuance of medium-term notes	825,527	675,782	354,027
Payments to redeem discount notes	(49,226,177)	(59,414,100)	(73,235,160)
Payments to redeem medium-term notes	(862,240)	(278,760)	(122,140)
Settlement of financial derivatives	830	(1,319)	(2,001)
Proceeds from common stock issuance	1,227	1,382	6,541
Purchases of common stock	(16,914)	(6,242)	-
Cash dividends paid	(6,760)	(3,423)	(2,240)
Net cash provided by/(used in) financing activities	422,503	(493,980)	24,713
Net increase/(decrease) in cash and cash equivalents	28,348	(193,170)	(100,126)

Cash and cash equivalents at beginning of period	430,504	623,674	723,800
Cash and cash equivalents at end of period	$458,852	$430,504	$623,674

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1. ORGANIZATION

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. §§ 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the “Act”). Farmer Mac is a stockholder-owned instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners. Farmer Mac conducts these activities through two programs—Farmer Mac I and Farmer Mac II.

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral appraisal, documentation and other standards. Under the Farmer Mac I program, Farmer Mac creates a secondary market for agricultural mortgage loans and accomplishes its congressional mission of providing liquidity and lending capacity to agricultural mortgage lenders by:

•	purchasing newly originated and pre-existing (“seasoned”) eligible mortgage loans directly from lenders;
•	guaranteeing mortgage-backed securities backed by eligible mortgage loans (“Farmer Mac I Guaranteed Securities”);
•	exchanging newly issued Farmer Mac I Guaranteed Securities for eligible mortgage loans that back those securities in “swap” transactions; and
•	issuing long-term standby purchase commitments (“LTSPCs”) for newly originated and seasoned eligible mortgage loans.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (the “USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions.

Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties. As of December 31, 2005, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $5.3 billion.

Farmer Mac’s two principal sources of revenue are:

•	fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans and investments.

Farmer Mac funds its purchases of Farmer Mac Guaranteed Securities, mortgage loans and investments primarily by issuing debt obligations of various maturities. As of December 31, 2005, Farmer Mac had outstanding $2.3 billion of discount notes and $1.7 billion of medium-term notes. During 2005, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages to farmers, ranchers and rural homeowners that it purchases from lenders. To the extent the proceeds of the debt issuances exceed Farmer Mac’s need to fund program assets, those proceeds are invested in high quality non-program liquid assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, and valuation of Farmer Mac Guaranteed Securities) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

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

Farmer Mac considers highly liquid investment securities with maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(in thousands)
Cash paid during the year for:
Interest	$ 74,701	$ 71,016	$ 60,745
Income taxes	10,500	9,000	11,000
Non-cash activity:
Real estate owned acquired through foreclosure	2,992	5,339	19,868
Loans acquired and securitized as Farmer Mac
Guaranteed Securities	53,315	103,150	78,254
Loans previously under LTSPCs exchanged for
Farmer Mac Guaranteed Securities	-	-	722,315

(c)	Investments and Farmer Mac Guaranteed Securities

Farmer Mac classifies investments and Farmer Mac Guaranteed Securities that Farmer Mac has the positive intent and ability to hold to maturity as held-to-maturity. Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts. Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income/(loss) in stockholders’ equity. Securities classified as trading securities are reported at their fair value, with unrealized gains and losses included in earnings. Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.

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

Farmer Mac generally receives compensation when loans with yield maintenance provisions underlying Farmer Mac Guaranteed Securities prepay. These yield maintenance payments mitigate Farmer Mac’s exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the loans not prepaid. Yield maintenance payments are recognized as interest income in the consolidated statements of operations upon receipt.

(d)	Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. The net unamortized purchase premiums as of December 31, 2005 and 2004 were $7.6 million and $9.4 million, respectively. Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or market.

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

Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), which became effective for transfers of financial assets after March 31, 2001, expanded the requirements for “qualifying special purposes entities.” The trust vehicles used in loan securitization transactions after March 31, 2001, in which Farmer Mac retains all the Farmer Mac Guaranteed Securities issued by the trust, do not meet the “qualifying special purpose entity” requirements of SFAS 140. Accordingly, Farmer Mac accounts for the Farmer Mac Guaranteed Securities it retains in these transactions as loans in its consolidated balance sheets and the guarantee fees earned on those assets are recorded as interest income in the consolidated statements of operations. The Farmer Mac Guaranteed Securities securitized prior to April 1, 2001 that Farmer Mac has retained, have been recorded in Farmer Mac’s consolidated financial statements as Farmer Mac Guaranteed Securities and are classified and accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).

Transfers of agricultural mortgage loans into trusts in which Farmer Mac surrenders control over the financial assets and receives compensation other than beneficial interests in the underlying loans are recorded as sales under SFAS 140. The carrying amount of the assets that are transferred in these transactions is allocated between the assets sold and the interests retained, if any, based on the relative fair values of each at the date of the transfer. A gain or loss is included in income for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. In 2004, Farmer Mac realized $0.4 million gain on sale of loans accounted for as sales under SFAS 140. In 2005 and 2003, Farmer Mac did not realize any gains or losses upon the sale of loans accounted for as sales under SFAS 140.

When particular criteria are met, such as the default of the borrower, Farmer Mac has the option to repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities (these options are commonly referred to as “removal-of-account” provisions). Farmer Mac records these loans in the consolidated financial statements during the period in which Farmer Mac has the option to repurchase the loans and therefore regains effective control over the transferred loans.

(df	Nonaccrual Loans

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

Farmer Mac recognizes contracts and commitments as financial derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivatives in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges. Financial derivatives in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Financial derivatives that do not satisfy the hedging criteria of SFAS 133 are not accounted for as hedges, and changes in the fair values of those financial derivatives are reported as gains or losses on financial derivatives and trading assets in the consolidated statements of operations.

Fair value hedges are accounted for by recording the fair value of the financial derivative and the change in fair value of the asset attributable to the risk being hedged on the consolidated balance sheets with the net difference reported as ineffectiveness in the consolidated statements of operations as a gain or loss on financial derivatives. The adjustment to the hedged asset is included in the reported amount of the hedged item. Cash payments or receipts and related amounts accrued during the reporting period on financial derivatives in fair value hedging relationships are recorded as an adjustment to the interest income on the hedged asset. If a financial derivative in a fair value hedging relationship is no longer effective, it is de-designated from its hedging relationship, or is terminated; Farmer Mac discontinues fair value hedge accounting for the financial derivative and the hedged item. Accordingly, the hedged item is no longer adjusted for changes in its fair value attributable to the risk being hedged. The accumulated adjustment of the carrying amount of the hedged asset is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest rate method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative as either a freestanding asset or a freestanding liability on the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in accumulated other comprehensive income/(loss) within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income/(loss) to interest income or expense in the consolidated statements of operations in the period the hedged transaction affects earnings. Any ineffective portion of the change in fair value of the financial derivative is reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. If it becomes probable that a hedged forecasted transaction will not occur, any amounts included in accumulated other comprehensive income related to the specific hedging relationship are reclassified from accumulated other comprehensive income/(loss) to the consolidated statements of operations and reported as gains or losses on financial derivatives and trading assets.

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

Notes payable are classified as due within one year or due after one year based on their contractual maturities. Debt issuance costs and premiums and discounts are deferred and amortized to net interest income or expense over the estimated life of the related debt.

(j)	Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and is reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

Historically, Farmer Mac estimated probable losses using a systematic process that began with management’s evaluation of the results of a proprietary loan pool simulation and guarantee fee model. That model drew upon historical information from a data set of agricultural mortgage loans screened to include only those loans with credit characteristics similar to those eligible for Farmer Mac’s programs. The results generated by that model were then modified, as necessary, by the application of management’s judgment.

During third quarter 2005, Farmer Mac completed the planned migration of its methodology for determining its allowance for losses away from one based on its loan pool simulation and guarantee fee model to one based on its own historical portfolio loss experience and credit trends. Farmer Mac recorded the effects of that change as a change in accounting estimate as of September 30, 2005.

Farmer Mac’s new methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio. For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The new allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio; and
•	historical charge-off and recovery activities of the portfolio.

If, based on that evaluation, management concludes that the assumption is not valid due to other more compelling indicators, the loss allowance calculation is modified by the addition of further assumptions to capture current portfolio trends and characteristics that differ from historical experience.

Farmer Mac also analyzes impaired assets in its portfolio for impairment under SFAS 114. Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan - and real estate owned);

•	loans for which Farmer Mac had adjusted the timing of borrowers’ payment schedules, but still expects to collect all amounts due and has not made economic concessions; and
•	additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

For loans with an updated appraised value, other updated collateral valuation or management’s estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances. In the event that the collateral value does not support the total recorded investment, Farmer Mac specifically provides an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral. For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS 5 and SFAS 114.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. USDA-guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are obligations backed by the full faith and credit of the United States. As of December 31, 2005, Farmer Mac had experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

(k)	Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per common share is based on the weighted-average number of common shares outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the years ended December 31, 2005, 2004 and 2003.

	2005			2004			2003
	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS
	(in thousands, except per share amounts)
Net income available to	$ 27,267		$ 27,267	$ 28,228		$ 28,228	$ 25,030		$ 25,030
common stockholders
Weighted-average	11,352	149	11,501	12,036	143	12,179	11,742	307	12,049
shares
Earnings per
common share	$ 2.40		$ 2.37	$ 2.35		$ 2.32	$ 2.13		$ 2.08

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(m)	Stock-Based Compensation

Farmer Mac accounts for its stock-based employee compensation plans, which are described more fully in Note 9, using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”). Accordingly, no compensation expense was recognized in 2005, 2004 and 2003 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income available to common
stockholders, as reported	$ 27,267	$ 28,228	$ 25,030
Add back: Restricted stock
compensation expense included in
reported net income, net of taxes	-	15	304
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method
for all awards, net of tax	(2,400)	(1,647)	(2,833)
Pro forma net income available to
common stockholders	$ 24,867	$ 26,596	$ 22,501

Earnings per share:
Basic - as reported	$ 2.40	$ 2.35	$ 2.13
Basic - pro forma	2.19	2.21	1.92

Diluted - as reported	$ 2.37	$ 2.32	$ 2.08
Diluted - pro forma	2.16	2.18	1.87

The underlying assumptions to these fair value calculations are presented in Note 9.

Pursuant to the adoption of FASB Statement No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), effective January 1, 2006, Farmer Mac expects to record compensation expense during related to option grants outstanding and unvested as of December 31, 2005 of $1.7 million and $1.4 million during 2006 and 2007, respectively. The foregoing amounts do not include compensation expense for any stock option awards that may be granted after December 31, 2005. For additional information regarding Farmer Mac’s adoption of SFAS 123(R), see Note 2(p).

(n)	Comprehensive Income/(Loss)
Comprehensive income/(loss) represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised of net income available to common stockholders, unrealized gains and losses on securities available-for-sale and the effective portion of the unrealized gains and losses on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related taxes. Comprehensive income is reported in the consolidated statements of changes in stockholders’ equity. The following table presents Farmer Mac’s accumulated other comprehensive income/(loss) as of December 31, 2005, 2004 and 2003.

	As of December 31,
	2005	2004	2003
	(in thousands)
Available for sale securities:

Beginning balance	$ 33,544	$ 43,258	$ 62,321
Net unrealized holding (losses) gains, net of tax	(16,722)	(9,561)	(19,063)
	Net reclassification adjustment for realized (gains) losses included in
net income, net of tax	-	(153)	-

Ending balance	$ 16,822	$ 33,544	$ 43,258

Cash flow hedge relationships:

Beginning balance	$ (34,426)	$ (45,553)	$ (62,728)
Net change in fair value, net of tax	19,221	9,564	15,510
Net reclassifications of gains and losses to earnings, net of tax	1,722	1,563	1,665

Ending balance	$ (13,483)	$ (34,426)	$ (45,553)

Accumulated other comprehensive income/(loss), net of tax	$ 3,339	$ (882)	$ (2,295)

(o)	Long-Term Standby Purchase Commitments (“LTSPCs”)

Farmer Mac accounts for its LTSPC commitment fees in accordance with provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). In accordance with FIN 45, commitment fee income represents a reduction of the commitment obligation based on amortization using the actual prepayment experience on the underlying loans, which Farmer Mac refers to as the Declining Unpaid Principal Balance Method. See Note 2(j) for Farmer Mac’s policy for estimating probable losses for LTSPCs.

(p)	New Accounting Standards

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP No. 03-3”) to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. SOP No. 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield or valuation allowance, such as the allowance for losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP No. 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 in 2005 did not have a material effect Farmer Mac’s financial condition, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) amended EITF 03-1, The Meaning of Other-Than-Temporary Impairment. This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 115-1 and No. 124-1 (“FSP”), which nullifies the guidance in paragraphs 10-18 of EITF 03-1, and references existing other than temporary impairment guidance. The FSP clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for impaired debt securities. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

In December 2004, FASB issued SFAS 123(R). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. Currently, as discussed in Note 2(m), Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to APB 25 and has adopted the disclosure-only provisions of SFAS 123. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Farmer Mac will adopt SFAS 123(R) as of January 1, 2006. Farmer Mac will follow the modified prospective method for the application of SFAS 123(R), which requires (1) the recordation of compensation expense for the non-vested portion of previously issued awards that remain outstanding as of the initial date of adoption and (2) to record compensation expense for any awards issued or modified after December 31, 2005. Farmer Mac expects to record compensation expense during 2006 and 2007 related to stock option grants outstanding and unvested as of December 31, 2005 in the amount of $1.7 million and $1.4 million, respectively. The foregoing amounts do not include compensation expense for any stock option awards that may be granted after December 31, 2005. Because Farmer Mac recognized no compensation cost for equity-based awards prior to the adoption of SFAS 123(R), Farmer Mac expects that SFAS 123(R) will have a significant effect on Farmer Mac’s results of operations, although the net effects on Farmer Mac’s overall financial position and cash flows will be insignificant.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS 154 is effective for fiscal years beginning after December 15, 2005. SFAS 154, upon adoption, is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

In February 2006, FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155, among other things, permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. SFAS 155 is not expected to have a material effect on Farmer Mac’s results of operations and financial position.

(q)	Reclassifications

Certain reclassifications of prior year information were made to conform to the 2005 presentation.

3.	RELATED PARTY TRANSACTIONS

As provided by Farmer Mac’s statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac’s Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac’s Class B voting common stock. Farmer Mac’s statutory charter also provides that Class A stockholders elect five members of Farmer Mac’s 15-member board of directors and that Class B stockholders elect five members of the board of directors. Additionally, in order to participate in the Farmer Mac I program, a financial institution must own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution. As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac’s business.

During 2005, Farmer Mac purchased newly originated and current seasoned eligible loans from 41 entities (the top ten institutions generated 85.7 percent of the purchase volume), placed loans under LTSPCs with 14 entities and conducted Farmer Mac II transactions with 120 entities operating throughout the United States. During 2004, Farmer Mac purchased newly originated and current seasoned eligible loans from 37 entities (the top ten institutions generated 82.5 percent of the purchase volume), placed loans under LTSPCs with 18 entities and conducted Farmer Mac II transactions with 133 entities operating throughout the United States. All related party transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party.

Long-Term Standby Purchase Commitments with Related Parties:

For all of the LTSPC transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity. Although Farmer Mac conducted business during 2003 and 2004 with Sacramento Valley Farm Credit, ACA, information about those transactions is not included below because that institution was not a related party during those years. Farmer Mac’s LTSPC activity with related parties in 2005, 2004 and 2003 is presented below:

	For the Year Ended December 31,
	2005		2004		2003
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
New extensions:
AgFirst Farm Credit Bank	54	$ 32,635	338	$ 95,528	1,016	$ 172,489
AgStar Financial Services, ACA	1,166	193,078	35	11,573	2,347	194,205
Farm Credit Bank of Texas	106	45,941	294	67,530	295	47,361
Farm Credit West, ACA or its affiliates	-	-	87	89,569	287	174,336
Sacramento Valley Farm Credit, ACA	6	6,622	-	-	-	-

	As of December 31,
	2005		2004
		Aggregate		Aggregate
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
	(dollars in thousands)
Aggregate LTSPCs outstanding:
AgFirst Farm Credit Bank	3,009	$ 430,544	3,548	$ 517,406
AgStar Financial Services, ACA	3,974	382,455	3,214	237,155
Farm Credit Bank of Texas	568	122,197	532	96,995
Farm Credit West, ACA or its affiliates	185	146,369	215	172,230
Sacramento Valley Farm Credit, ACA	330	144,472	-	-

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Commitment fees received by Farmer Mac:
AgFirst Farm Credit Bank	$ 2,164	$ 2,428	$ 2,077
AgStar Financial Services, ACA	1,096	1,112	879
Farm Credit Bank of Texas	512	423	89
Farm Credit West, ACA or its affiliates	801	1,046	1,947
Sacramento Valley Farm Credit, ACA	736	-	-

As of December 31, 2005 and 2004, Farmer Mac had the following commitment fees receivable from related parties:

	As of December 31,
	2005	2004
	(in thousands)
AgFirst Farm Credit Bank	$ 337	$ 401
AgStar Financial Services, ACA	134	88
Farm Credit Bank of Texas	46	44
Farm Credit West, ACA or its affiliates	63	71
Sacramento Valley Farm Credit, ACA	60	-

Zions First National Bank:
The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates (“Zions”), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock, during 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005		2004		2003
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans	68	$ 24,532	75	$ 34,403	148	$ 74,496
USDA-guaranteed portions	52	11,131	27	6,545	6	1,694

Sales of Farmer Mac
Guaranteed Securities		46,720		64,458		75,834

The purchases of loans from Zions under the Farmer Mac I program represented approximately 22.3 percent, 33.0 percent and 38.7 percent of Farmer Mac I loan purchase volume for the years ended December 31, 2005, 2004 and 2003, respectively. Those purchases represented 3.2 percent, 15.6 percent, and 5.1 percent of total program volume, respectively. The purchases of USDA-guaranteed portions under the Farmer Mac II program from Zions represented approximately 5.6 percent, 3.8 percent and 0.6 percent of that program’s volume for the years ended December 31, 2005, 2004 and 2003, respectively.

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Guarantee fees received by Farmer Mac	$ 2,406	$ 2,996	$ 1,399
Servicing fees received by Zions	1,496	1,855	1,345
Underwriting and loan file review fees received by Zions	10	18	48
Audit fees for review of servicing reimbursed to Zions	7	-	-
Litigation expenses reimbursed to Zions	6	-	-
Discount note commissions received by Zions	40	31	18
Medium-term note commissions received by Zions	-	-	226

At the end of second quarter 2004, Farmer Mac and Zions modified their central servicing agreement to increase the compensation to Zions thereunder, commensurate with increased responsibilities, and to transfer from Zions to Farmer Mac the responsibility for advancing against delinquent loan payments (and the related income from penalty interest and late fees); and paid servicing fee compensation to Zions for increased expenses of training its loan servicing personnel. At the same time, Zions paid Farmer Mac $0.3 million in settlement of an earlier representation and warranty claim related to a Farmer Mac I loan sold by Zions to Farmer Mac. Zions received commissions for acting as agent with respect to approximately $154.7 million of Farmer Mac medium-term notes issued during 2003. Zions did not act as agent for any Farmer Mac medium-term notes during 2004 or 2005. Zions received commissions for acting as dealer with respect to approximately $1.6 billion, $512.0 million and $189.0 million par value of Farmer Mac discount notes during 2005, 2004 and 2003, respectively.

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional principal amount of approximately $225.6 million and $262.0 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, Farmer Mac had net interest payable to Zions under those contracts of approximately $2.2 million and $4.2 million, respectively.

In May 2005, Farmer Mac entered into a 3-year lease agreement with Zions for office space in Ames, Iowa, under which the annual rental expense will be $20,620. In 2005, Farmer Mac paid Zions $11,169 under that lease agreement.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank (“AgFirst”), resulting from a member of Farmer Mac’s board of directors also being a member of AgFirst’s board of directors and AgFirst being a holder of approximately 17 percent of Farmer Mac Class B voting common stock. In addition to the LTSPC transactions set forth above under “Long-Term Standby Purchase Commitments with Related Parties” in this Note 3, the additional transactions set forth below occurred between Farmer Mac and AgFirst.

Farmer Mac did not purchase any loans from AgFirst in 2005, purchased 1 loan for $1.2 million in 2004, and purchased 4 loans for $0.9 million in 2003. In 2005, 2004 and 2003, AgFirst received $0.3 million, $0.4 million and $0.1 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

AgFirst owns Farmer Mac I Guaranteed Securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last 10 percent. As of December 31, 2005 and 2004, the outstanding balance of those securities owned by AgFirst was $686.2 million and $717.0 million, respectively. Farmer Mac received guarantee fees of $0.2 million for each of 2005 and 2004 with respect to those securities.

In 2005, Farmer Mac paid AgFirst $1,300 as reimbursement for marketing expenses related to Farmer Mac programs.

During 2004, Farmer Mac sold to AgFirst $26.9 million of Farmer Mac I Guaranteed Securities backed by farm loans at a gain of $0.4 million.

Farmer Mac also owned $88.0 million of AgFirst preferred stock as of December 31, 2005, 2004 and 2003.

AgStar Financial Services, ACA:

Farmer Mac has a related party relationship with AgStar Financial Services, ACA (“AgStar”), resulting from a member of Farmer Mac’s board of directors being the President and Chief Executive Officer of AgStar. In addition to the LTSPC transactions set forth above under “Long-Term Standby Purchase Commitments with Related Parties” in this Note 3, the additional transactions set forth below occurred between Farmer Mac and AgStar.

In November 2004, Farmer Mac and AgStar entered into a strategic alliance agreement as part of Farmer Mac’s efforts to capture a greater share of the market and to serve a cross-section of agricultural lenders in many areas of the nation. Under the terms of that agreement, Farmer Mac paid AgStar $100,000 in 2005 for joint marketing expenses.

In 2005, AgStar received $0.3 million in servicing fees for its work as a Farmer Mac central servicer. AgStar did not act as a Farmer Mac central servicer in 2004 or 2003.

During 2005 and 2004, Farmer Mac sold Farmer Mac I Guaranteed Securities to AgStar in the amount of $6.6 million and $2.7 million, respectively. Those sales did not result in a gain or loss to Farmer Mac.

Other Related Party Transactions:

For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity.

The following is a summary of purchases of loans and USDA-guaranteed portions from other related parties during 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005		2004		2003
		Aggregate		Aggregate			Aggregate
	Number	Principal	Number	Principal	Number		Principal
	of Loans	Balance	of Loans	Balance	of Loans		Balance
	(dollars in thousands)
Purchases:
Loans:
First Dakota National Bank	1	$ 725	15	$ 3,532	$ -	*	$ -	*
USDA-guaranteed portions:
Bath State Bank	39	7,688	43	6,894	37		8,691
First Dakota National Bank	18	3,419	12	2,081	-	*	-	*

*	Although Farmer Mac conducted business with First Dakota National Bank during 2003, information for those transacrions is not provided because the institution was not a related party during 2003.

Farmer Mac received the following guarantee fees with respect to transactions with other related parties:

		For the Year Ended December 31,
		2005	2004	2003
		(in thousands)
	Farm Credit West, ACA or its affiliates	$ 2,623	$ 2,799	$ 1,706
	Bath State Bank	50	52	45
	First Dakota National Bank	183	188	-	*

*	Although Farmer Mac conducted business with First Dakota National Bank during 2003, information
	for those transacrions is not provided because the institution was not a related party during 2003.

During 2003, Farm Credit West, ACA converted a $722.3 million LTSPC into Farmer Mac I Guaranteed Securities. As of December 31, 2005 and 2004, the aggregate outstanding balance of those Farmer Mac Guaranteed Securities was $497.7 million and $585.2 million, respectively. Farmer Mac understands that the current owner of those Farmer Mac Guaranteed Securities is U.S. AgBank, FCB, which is a major holder of Farmer Mac Class B voting common stock. In 2005 and 2004, Farm Credit West, ACA received $1.7 million and $1.6 million, respectively, in servicing fees for its work as a Farmer Mac central servicer, and did not receive any such fees in 2003. In 2005, Farmer Mac paid $21,825 to Farm Credit West, ACA as reimbursement for expenses related to a meeting of Farmer Mac’s board of directors.

In addition, as of December 31, 2005, 2004 and 2003, Farmer Mac owned $88.5 million of preferred stock issued by CoBank, ACB. CoBank, ACB is a major holder of Farmer Mac Class B voting common stock.

4. INVESTMENT SECURITIES

Farmer Mac’s investment portfolio as of December 31, 2005 and 2004 was comprised of the following investment securities:

	As of December 31,
	2005	2004
	(in thousands)
Held-to-maturity	$ 10,602	$ 10,604
Available-for-sale	1,604,419	1,035,695
Trading	6,920	9,844
	$ 1,621,941	$ 1,056,143

The amortized cost and estimated fair values of investments as of December 31, 2005 and 2004 were as follows.

	As of December 31, 2005				As of December 31, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
(in thousands)
Held-to-maturity:
Cash investment in
fixed rate guaranteed
investment contract	$10,602	$18	$-	$10,620	$10,604	$282	$-	$10,886
Total held-to-maturity	$10,602	$18	$-	$10,620	$10,604	$282	$-	$10,886

Available-for-sale:
Floating rate
asset-backed securities	$336,647	$941	$-	$337,588	$213,392	$405	$-	$213,797
Floating rate corporate
debt securities	251,168	515	(119)	251,564	372,272	398	(68)	372,602
Fixed rate corporate
debt securites	500,000	-	(1,841)	498,159	-	-	-	-
Fixed rate preferred
stock	239,033	11,687	(304)	250,416	185,257	14,798	-	200,055
Fixed rate
commercial paper	90,848	-	-	90,848	22,122	-	-	22,122
Floating rate mortgage-
backed securities	175,441	481	(78)	175,844	226,526	598	(5)	227,119
Total available-for-sale	$1,593,137	$13,624	$(2,342)	$1,604,419	$1,019,569	$16,199	$(73)	$1,035,695

Trading:
Adjustable rate mortgage-
backed securities	$6,867	$53	$-	$6,920	$9,679	$165	$-	$9,844
Total trading	$6,867	$53	$-	$6,920	$9,679	$165	$-	$9,844

During 2005, Farmer Mac did not sell any securities from its available-for-sale portfolio. During 2004, Farmer Mac received proceeds of $121.1 million from the sale of securities from its available-for-sale portfolio, resulting in gross realized gains of approximately $0.2 million.

As of December 31, 2005 and 2004, there were no unrealized losses on Farmer Mac’s held-to-maturity or trading securities. As of December 31, 2005 and 2004, unrealized losses on available-for-sale securities were as follows:

As of December 31,
	2005		2004
	Available-for-Sale		Available-for-Sale
	Securities		Securities
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(in thousands)
Unrealized loss position
for less than 12 months	$ 615,141	$ (2,324)	$ 100,070	$ (73)
Unrealized loss position
for more than 12 months	12,520	(18)	-	-
Total	$ 627,661	$ (2,342)	$ 100,070	$ (73)

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2005 and 2004. All investment securities in unrealized loss position are at least “A” rated and have not experienced any decline in credit rating during 2005 or 2004. The unrealized losses were on 19 and 12 individual investment securities as of December 31, 2005 and 2004, respectively. As of December 31, 2005, four of the securities in loss positions had been in loss positions for more than 12 months. Those securities had a total loss of $17,823 as of December 31, 2005, compared to $20,547 as of December 31, 2004.

As of December 31, 2005, Farmer Mac owned one held-to-maturity investment that matures in 2006, with an amortized cost of $10.6 million, a fair value of $10.6 million, and a yield of 6.15 percent. As of December 31, 2005, Farmer Mac owned trading investment securities that mature after 10 years with an amortized cost of $6.9 million, a fair value of $6.9 million, and a weighted average yield of 4.38 percent. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2005 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	As of December 31, 2005
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$ 145,296	$ 145,348	4.47%
Due after one year
through five years	751,547	749,747	4.84%
Due after five years
through ten years	113,458	118,320	7.23%
Due after ten years	582,836	591,004	5.15%
Total	$ 1,593,137	$ 1,604,419	5.09%

5. FARMER MAC GUARANTEED SECURITIES

As of December 31, 2005 and 2004, Farmer Mac on-balance sheet Guaranteed Securities included the following:

	As of December 31,
	2005			2004
	Held-to-Maturity	Available-for-Sale	Total	Held-to-Maturity	Available-for-Sale	Total
	(in thousands)
Farmer Mac I	$ 41,573	$ 492,158	$ 533,731	$ 42,911	$ 620,501	$ 663,412
Farmer Mac II	797,245	-	797,245	713,4355	-	713,435
Total	$ 838,818	$ 492,158	$ 1,330,976	$ 756,346	$ 620,501	$ 1,376,847

The following table sets forth the amortized cost, unrealized gains and losses and estimated fair values of on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2005 and 2004.

	As of December 31,
	2005			2004
	Held-to-Maturity	Available-for-Sale	Total	Held-to-Maturity	Available-for-Sale	Total
	(in thousands)
Amortized cost	$ 838,8188	$ 477,561	$ 1,316,379	$ 756,346	$ 585,021	$ 1,341,367
Unrealized gains	448	18,395	18,843	12,225	35,660	47,885
Unrealized losses	(8,339)	(3,798)	(12,137)	(2,038)	(180)	(2,218)
Fair value	$ 830,927	$ 492,158	$ 1,323,085	$ 766,533	$ 620,501	$ 1,387,034

Of the total Farmer Mac Guaranteed Securities held by Farmer Mac as of December 31, 2005, $950.6 million are fixed-rate or have floating rates that reset after one year.

The table below presents a sensitivity analysis for Farmer Mac’s retained Farmer Mac Guaranteed Securities as of December 31, 2005.

December 31, 2005
(dollars in thousands)

Fair value of beneficial interests retained
in Farmer Mac Guaranteed Securities	$ 1,323,085

Weighted-average remaining life (in years)	4.4

Weighted-average prepayment speed (annual rate)	11.5%
Effect on fair value of a 10% adverse change	$ (24)
Effect on fair value of a 20% adverse change	$ (36)

Weighted-average discount rate	5.3%
Effect on fair value of a 10% adverse change	$ (17,871)
Effect on fair value of a 20% adverse change	$ (35,841)

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

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	As of December 31,
	2005	2004
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$ 784,422	$ 876,866
Guaranteed Securities	518,250	626,952
Farmer Mac II:
Guaranteed Securities	796,224	712,653
Total on-balance sheet	$ 2,098,896	$ 2,216,471

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$ 2,329,798	$ 2,295,103
Guaranteed Securities	804,785	882,282
Farmer Mac II:
Guaranteed Securities	39,508	55,889
Total off-balance sheet	$ 3,174,091	$ 3,233,274

Total	$ 5,272,987	$ 5,449,745

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below. Information is not presented for loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities or Farmer Mac II Guaranteed Securities. Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. To date, Farmer Mac has experienced no credit losses on any pre-1996 Act Farmer Mac I Guaranteed Securities or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	90-Day
	Delinquencies (1)		Net Credit Losses
	As of December 31,		For the Year Ended December 31,
	2005	2004	2005	2004	2003
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$23,308	$24,800	$535	$3,161	$3,219
Guaranteed Securities	-	-	-	4	440
Total on-balance sheet	$23,308	$24,800	$535	$3,165	$3,659

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,153	$483	$-	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$2,153	$483	$-	$-	$-

Total	$25,461	$25,283	$535	$3,165	$3,659

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

Market Risk:

Market risk is the risk of an adverse effect resulting from changes in interest rates or spreads on the value of a financial instrument. Farmer Mac manages market risk associated with financial derivatives by establishing and monitoring limits as to the degree of risk that may be undertaken. This risk is periodically measured as part of Farmer Mac’s overall risk monitoring processes, which include market value of equity measurements, net interest income modeling and other measures.

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain. Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts. Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements. Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac’s exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements. As of December 31, 2005 and 2004, Farmer Mac’s credit exposure, excluding netting arrangements, was $8.7 million and $1.5 million, respectively; however, including netting arrangements, Farmer Mac had a net receivable of $2.9 million as of December 31, 2005 and no net receivable as of December 31, 2004. Conversely, financial derivatives in a net payable position required Farmer Mac to pledge securities as collateral of approximately $2.9 million and $3.2 million as of December 31, 2005 and 2004, respectively.

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

Fair Value Hedges:

Farmer Mac uses interest rate swaps primarily to offset the change in value of certain fixed rate investments and liabilities caused by movements in the benchmark interest rate (LIBOR). In calculating the effective portion of the fair value hedges under SFAS 133, the change in fair value of the financial derivative is recognized currently in earnings, as is the change in the value of the hedged items attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statement of operations as a gain or loss on financial derivatives and trading assets. Fair value hedge ineffectiveness for each of the years ended December 31, 2005 and 2004 was not significant.

The following table summarizes information related to Farmer Mac’s financial derivatives in fair value hedge relationships as of December 31, 2005:

						Weighted-
				Weighted-	Weighted-	Average
				Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Life
	Amount	Asset	(Liability)	Rate	Rate	(in Years)
	(dollars in thousands)
Medium-term notes:
Pay variable interest rate swaps	$ 45,000	$ -	$ (2,930)	6.86%	6.71%	8.58

Total fair value hedges	$ 45,000	$ -	$ (2,930)	6.86%	6.71%

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

Farmer Mac measures the ineffectiveness of cash flow hedges in accordance with SFAS 133 and reports this amount, if any, as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. The ineffectiveness for each of the years ended December 31, 2005 and 2004 was not significant.

Basis Swaps:
Farmer Mac uses basis swaps to create comparable asset-liability positions. Specifically, Farmer Mac uses basis swaps to hedge combined asset-liability positions in which an asset and a liability with variable cash flows have different interest rate bases. Basis swaps are used to convert the interest rate index of the asset to the same index as the variable rate liability or vice versa. These swaps are treated as effective hedge relationships if the index of one leg of the swap is the same as the index of the identified asset and the index of the other leg of the swap is the same as the index of the identified liability. Farmer Mac measures ineffectiveness for basis swaps in accordance with SFAS 133 and reports this amount as a gain or loss on financial derivatives and trading assets in the consolidated statement of operations. The ineffectiveness for each of the years ended December 31, 2005 and 2004 was not significant.

A significant proportion of Farmer Mac’s outstanding basis swaps are with a related party. See Note 3 for additional information on these related party transactions.

Forward Sale Agreements and Future Contracts:
Farmer Mac uses forward sale contracts involving government-sponsored enterprise debt instruments and mortgage backed securities and futures contracts involving U.S. Treasury securities to reduce the variability of future changes in interest rates on forecasted issuances of liabilities. Farmer Mac measures ineffectiveness in accordance with the provisions of SFAS 133. The ineffectiveness for each of the years ended December 31, 2005 and 2004 was not significant. The effective portion of the change in fair value of these contracts is recorded in accumulated other comprehensive income/(loss), net of tax. The amounts recorded in accumulated other comprehensive income/(loss) will be recognized in the statements of operations as the hedged transactions affect earnings.

The following table summarizes information related to financial derivatives in cash flow hedging relationships, as of December 31, 2005:

							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in Years)
	(dollars in thousands)
Discount notes or medium-term notes:
Pay fixed interest rate swaps	$ 633,939	$ 4,224	$ (22,223)	5.65%	4.21%		6.06
Agency forwards	41,514	3	(204)			101.88
Loans or Farmer Mac Guaranteed
Securities and discount notes:
Basis swaps	225,629	3,721	-	4.16%	4.35%		9.84
Total cash flow hedges	$ 901,082	$ 7,948	$ (22,427)	5.35%	2.20%

As of December 31, 2005, Farmer Mac had approximately $9.4 million of net after-tax unrealized losses on cash flow hedges included in accumulated other comprehensive income/(loss). These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or issuance of discount notes or medium-term notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

During the next 12 months, Farmer Mac expects to reclassify approximately $3.5 million of the net after-tax unrealized losses included in accumulated other comprehensive income/(loss) as of December 31, 2005.

Other Financial Derivatives:

Farmer Mac employs certain hedging strategies that do not meet the hedge accounting criteria in SFAS 133. These financial derivatives are recorded on the balance sheet at fair value and the related changes in fair value are recognized in the consolidated statements of operations as gains or losses on financial derivatives and trading assets.

The following table summarizes information related to Farmer Mac’s other financial derivatives as of December 31, 2005:

				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in Years)
	(dollars in thousands)

Pay fixed callable interest rate swaps	$ 76,739	$ 771	$ -	5.11%	4.15%		6.86
Pay variable callable interest rate swaps	60,000	-	(208)	4.34%	3.87%		0.69
Pay variable interest rate swaps	100,000	-	(2,615)	6.47%	6.70%		8.51
Basis swaps	163,867	-	(920)	4.19%	4.10%		1.23
Agency forwards	49,664	-	(62)			101.10
Treasury futures	99	32	-			109.72

Total other financial derivatives	$ 450,369	$ 771	$ (3,805)	3.40%	2.56%

For the years ended December 31, 2005, 2004 and 2003, Farmer Mac reported $1.5 million of losses, $2.8 million of gains, and $2.4 million of gains, respectively, on financial derivatives that do not receive hedge accounting treatment and trading assets in the consolidated statements of operations.

7. NOTES PAYABLE

Farmer Mac’s borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of one year or less, whereas medium-term notes can have maturities of one to 15 years.

The following table sets forth information related to Farmer Mac’s borrowings as of December 31, 2005 and 2004:

	As of December 31,
	2005				2004
			Average				Average
	Outstanding as of		Outstanding During		Outstanding as of		Outstanding During
	December 31, 2005		the Year		December 31, 2004		the Year
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one
year:
Discount notes	$ 2,334,704	4.09%	$ 1,920,390	3.23%	$ 1,791,932	2.15%	$ 2,050,934	1.35%
Current portion
of medium-
term notes	253,000	4.43%			828,240	3.01%
	$ 2,587,704	4.13%			$ 2,620,172	2.42%

Due after one
year:
Medium-term
notes due in:
2007	$ 262,538	4.20%
2008	714,113	3.79%
2009	205,798	5.57%
2010	58,000	4.58%
2011	11,675	5.52%
Thereafter	151,474	6.66%
	1,403,598	4.49%
Total	$ 3,991,302	4.25%

The maximum amount of Farmer Mac’s discount notes outstanding at any month end during each of the years ended December 31, 2005 and 2004 was $2.4 billion and $2.5 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes the maturities, amounts and costs for Farmer Mac callable debt by call period as of December 31, 2005.

	Callable Debt as of
	December 31, 2005
	Maturity	Amount	Rate
	(dollars in thousands)
Callable in:
2006	2008-2011	$ 53,400	4.27%
		$ 53,400	4.27%

The following schedule summarizes the earliest repricing date of total borrowings outstanding as of December 31, 2005, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

		Weighted-
		Average
	Amount	Rate
	(dollars in thousands)
Debt repricing in:
2006	$ 2,641,163	4.13%
2007	262,479	4.20%
2008	689,113	3.79%
2009	205,798	5.57%
2010	33,000	4.63%
2011	8,275	5.40%
Thereafter	151,474	6.66%

Total	$ 3,991,302	4.25%

During 2005 and 2004, Farmer Mac called $13.0 million and $125.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac’s statutory charter authorizes Farmer Mac to borrow, in extreme circumstances, up to $1.5 billion from the U.S. Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the U.S. Treasury based on the then current cost of funds to the United States. The charter requires the debt to be repaid within a reasonable time. As of December 31, 2005, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.

Gains and Losses on the Repurchase of Outstanding Debt

During 2005, Farmer Mac recognized a gain of $0.1 million on the repurchase of $21.0 million of its outstanding debt that had a maturity date of April 20, 2007 and an interest rate of 4.025 percent. During 2004 and 2003, Farmer Mac did not repurchase any of its outstanding debt.

8. ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover probable estimated principal and interest losses on all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned. No allowance for losses has been provided for Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or for Farmer Mac II Guaranteed Securities. See Note 2(e), Note 2(j), Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities. Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

•	an “Allowance for loan losses” on loans held for investment;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned”; and
•	an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under “Reserve for losses.”

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to operating expense and is reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2005:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balances as of January 1, 2003	$ 2,662	$ 592	$ 16,757	$ 20,011
Provision/(recovery) for losses	6,524	1,230	(469)	7,285
Net charge-offs	(3,219)	(1,584)	(440)	(5,243)

Balances as of December 31, 2003	$ 5,967	$ 238	$ 15,848	$ 22,053
Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Net charge-offs	(3,161)	(1,375)	(4)	(4,540)

Balances as of December 31, 2004	$ 4,395	$ -	$ 12,706	$ 17,101
Provision/(recovery) for losses	(54)	206	(8,929)	(8,777)
Net recoveries/(charge-offs)	535	(206)	-	329

Balances as of December 31, 2005	$ 4,876	$ -	$ 3,777	$ 8,653

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I program are underwritten in conformance with Farmer Mac’s underwriting and appraisal standards.

The following table presents Farmer Mac’s reserve for losses for all post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2005 and 2004.

Reserve for Losses on LTSPCs and Post-1996 Act
Farmer Mac I Guaranteed Securities
	December 31,	December 31,
	2005	2004
	(in thousands)
On-balance sheet Farmer Mac I Guaranteed Securities	$ 2,068	$ 1,973
Off-balance sheet Farmer Mac I Guaranteed Securities	903	1,004
LTSPCs	631	7,752
Total reserve for losses	$ 3,602	$ 10,729

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

Farmer Mac also analyzes impaired assets in its portfolio for impairment under SFAS 114. Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy - including loans performing under either their original loan terms or a court-approved bankruptcy plan - and real estate owned);

•	loans for which Farmer Mac had adjusted the timing of borrowers’ payment schedules, but still expects to collect all amounts due and has not made economic concessions; and
•	additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

For loans with an updated appraised value, other updated collateral valuation or management’s estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances. In the event that the collateral value does not support the total recorded investment, Farmer Mac specifically allocates an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral. For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

The balance of impaired loans, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired loans as of December 31, 2005 and 2004 are summarized in the following table:

	December 31, 2005			December 31, 2004
	Balance	Specific Allowance	Net Balance	Balance	Specific Allowance	Net Balance
	(in thousands)
Impaired loans:
Specific allowance for losses	$2,445	$(161)	$2,284	$12,871	$(1,433)	$11,438
No specific allowance for losses	71,177	-	71,177	82,762	-	82,762
Total	$73,622	$(161)	$73,461	$95,633	$(1,433)	$94,200

Farmer Mac recognized interest income of approximately $4.8 million and $3.0 million on impaired loans during the years ended December 31, 2005 and 2004, respectively. During 2005 and 2004, Farmer Mac’s average investment in impaired loans was $88.4 million and $95.3 million, respectively.

In accordance with the terms of all applicable trust agreements, Farmer Mac generally acquires all loans that collateralize Farmer Mac Guarantee Securities that become and remain either 90 or 120 days (depending on the provisions of the specific trust agreement) or more past due on the next subsequent loan payment date. In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are 120 days delinquent upon the request of the counterparty. During 2005, Farmer Mac purchased 23 defaulted loans having a principal balance of $10.9 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs. During 2004, Farmer Mac made 30 such purchases for a total of $12.8 million. The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Year Ended
	December 31,
	2005	2004
	(in thousands)
Defaulted loans purchased underlying
off-balance sheet Farmer Mac I
Guaranteed Securities	$ 2,191	$ 2,186
Defaulted loans underlying
on-balance sheet Farmer Mac I
Guaranteed Securities transferred
to loans	7,483	8,305
Defaulted loans purchased
underlying LTSPCs	1,237	2,292

Total	$ 10,911	$ 12,783

Concentrations of Credit Risk

The following table sets forth the geographic and commodity diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(in thousands)
By geographic region (1):
Northwest	$908,348	$951,859
Southwest	1,887,189	2,147,272
Mid-North	740,918	597,130
Mid-South	286,652	290,046
Northeast	339,106	379,502
Southeast	236,976	276,399
Total	$4,399,189	$4,642,208

By commodity:
Crops	$1,932,961	$2,033,146
Permanent plantings	1,074,502	1,234,311
Livestock	994,386	1,052,585
Part-time farm	277,304	295,470
Ag storage and processing	66,364	-
Other	53,672	26,696
Total	$4,399,189	$4,642,208

By original loan-to-value ratio:
0.00% to 40.00%	$1,083,232	$1,145,909
40.01% to 50.00%	896,417	978,057
50.01% to 60.00%	1,249,396	1,352,612
60.01% to 70.00%	1,052,600	1,049,547
70.01% to 80.00%	103,616	103,343
80.01% to 90.00%	13,928	12,740
Total	$4,399,189	$4,642,208

(1)Geographic regions:  Northwest (AK, ID, MT, ND, NE, OR, SD,
   WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North
   IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);
   Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA,
   RI, TN, VA, VT, WV); Southeast (AL, AR, FL, GA, LA, MS, SC).

The original loan-to-value ratio is calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, the updated appraised value at the time of guarantee, purchase or commitment. Current loan-to-value ratios may be higher or lower than the original loan-to-value ratios.

9. STOCKHOLDERS’ EQUITY

Common Stock

Farmer Mac has three classes of common stock outstanding:

•
Class A voting common stock, which may be held only by banks, insurance companies and other financial institutions or similar entities that are not institutions of the Farm Credit System. By Federal statute, no holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock;

•	Class B voting common stock, which may be held only by institutions of the Farm Credit System. There are no restrictions on the maximum holdings of Class B voting common stock; and
•	Class C non-voting common stock, which has no ownership restrictions.

Beginning in fourth quarter 2004, Farmer Mac has paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock pursuant to a resolution adopted by the Corporation’s board of directors. Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

On August 4, 2004, Farmer Mac established a program to repurchase up to 10 percent of the Corporation’s outstanding Class C non-voting common stock. As of September 20, 2005, Farmer Mac purchased all of the shares authorized by that program, 1,055,500 shares at an average purchase price of $20.73 per share. On November 11, 2005, Farmer Mac established a program to repurchase up to an additional 10 percent of the Corporation’s outstanding Class C non-voting common stock. The authority for this stock repurchase program expires in August 2007. During 2005, Farmer Mac repurchased 43,950 shares of its Class C non-voting common stock under the new repurchase program at an average price of $27.97 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Preferred Stock

The Corporation has outstanding 700,000 shares of 6.40 percent cumulative preferred stock, Series A, which has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends.  The preferred stock does not have a maturity date.  Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date.  Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. The costs of issuing the preferred stock were charged to additional paid-in capital.

Stock Option Plan

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C non-voting common stock. Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant. If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the plan, 2,975,240 have been issued, net of cancellations. Options granted during 2005 have exercise prices ranging from $19.08 to $29.93 per share. For all stock options granted, the exercise price is equal to the closing price of the Class C common stock on or immediately preceding the date of grant.

The following table summarizes stock option activity for 2005 and 2004:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,812,222	$ 22.67	1,575,980	$ 22.92	1,637,111	$ 19.45
Granted	490,561	21.10	341,984	20.49	366,104	22.67
Exercised	(67,253)	15.63	(65,208)	17.15	(422,236)	9.14
Canceled	(82,522)	25.94	(40,534)	22.79	(4,999)	28.07
Outstanding, end of year	2,153,008	$ 22.41	1,812,222	$ 22.67	1,575,980	$ 22.92

Options exercisable at year end	1,452,274		1,352,648		1,247,658

The cancellations of stock options during 2005 and 2004 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date. For 2005 and 2004 the additional paid in capital received from the exercise of stock options was $0.9 million and $1.1 million, respectively. During 2005 and 2004 the reduction of income tax paid as a result of the deduction for the exercise of stock options was $0.2 million and $0.2 million, respectively.

The following table summarizes information regarding options outstanding as of December 31, 2005:

Options
Options Outstanding Exercisable
Weighted-
Average
Remaining
Exercise Number of Contractual Number of
Price	Shares	Life	Shares

$ 11.83	40,212	1.4 years	40,212
15.13	242,208	4.4 years	242,208
16.38	8,842	4.7 years	8,842
18.13	3,000	4.8 years	3,000
18.21	1,000	9.3 years	-
19.08	3,000	9.4 years	-
19.71	2,000	9.4 years	-
19.86	215,258	8.6 years	71,753
20.00	77,586	2.4 years	77,586
20.32	19,001	8.7 years	6,333
20.50	3,000	9.5 years	-
20.61	423,561	8.4 years	-
21.19	3,000	4.9 years	3,000
22.08	137,064	3.4 years	137,064
22.11	90,000	3.4 years	30,000
22.40	339,104	6.2 years	339,104
22.94	1,500	3.6 years	1,500
24.34	46,000	9.8 years	-
26.25	8,000	6.7 years	8,000
26.68	12,000	7.8 years	12,000
26.92	500	5.3 years	500
27.75	3,000	5.0 years	3,000
29.10	228,921	5.3 years	228,921
29.93	6,000	10.0 years	-
31.02	4,627	5.5 years	4,627
31.20	4,750	5.7 years	4,750
31.24	228,374	4.4 years	228,374
34.90	1,000	5.7 years	1,000
45.06	500	6.3 years	500
	2,153,008		1,452,274

The weighted-average fair values of options granted in 2005, 2004 and 2003 were $7.53, $7.34 and $10.68, respectively, which under the fair value-based method of accounting for stock-based compensation cost would have reduced net income available to common stockholders by $2.4 million, $1.6 million and $2.5 million for 2005, 2004 and 2003, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.9%	4.3%	2.9%
Expected years until exercise	7 years	5 years	5 years
Expected stock volatility	46.3%	47.8%	47.8%
Dividend yield	0.0%	0.0%	0.0%

Restricted Stock

In addition to stock options, the Corporation, by authorization of the board of directors, issued restricted stock to employees during 2003. Restricted stock entitles participants to all the rights of a stockholder, except that some of the shares awarded are subject to forfeiture if the participant is not employed by Farmer Mac at the end of the restriction period and other shares are not subject to forfeiture but may not be disposed of by the participant during the restriction period. The vesting or restriction period was one to two years. The value of restricted stock granted to employees was amortized over the vesting period. Farmer Mac granted no restricted stock shares during 2005 or 2004. Farmer Mac granted 37,045 shares of restricted stock during 2003, resulting in compensation expense of $0.5 million.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:

•
Minimum capital - Farmer Mac’s minimum capital level is an amount of core capital (stockholders equity less accumulated other comprehensive income) equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

o	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
o	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
o	other off-balance sheet obligations of Farmer Mac.

•	Critical capital - Farmer Mac’s critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
•
Risk-based capital - The Act directs the Farm Credit Administration (“FCA”) to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters. While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac, if so indicated by the risk-based capital stress test.

Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

As of December 31, 2005, Farmer Mac’s minimum and critical capital requirements were $142.4 million and $71.2 million, respectively, and its actual core capital level was $244.8 million, $102.4 million above the minimum capital requirement and $173.6 million above the critical capital requirement. As of December 31, 2004, Farmer Mac’s minimum and critical capital requirements were $128.9 million and $64.5 million, respectively, and its actual core capital level was $237.7 million, $108.8 million above the minimum capital requirement and $173.2 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2005 was $32.4 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $253.4 million exceeded that amount by approximately $221.0 million. Farmer Mac’s risk-based capital requirement as of December 31, 2004 was $37.1 million and Farmer Mac’s regulatory capital of $254.8 million exceeded that amount by approximately $217.7 million.

10. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Current	$ 10,632	$ 11,580	$ 12,529
Deferred:
Allowances for Losses	2,957	1,733	(1,212)
Financial Derivatives	(1,092)	732	926
Other	(49)	(94)	65
Total Deferred	1,816	2,371	(221)
Income Tax Expense	$ 12,448	$ 13,951	$ 12,308

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(dollars in thousands)
Tax expense at statutory rate	$14,684	$15,547	$13,852
Effect of non-taxable
dividend income	(2,337)	(1,694)	(1,694)
Other	101	98	150

Income tax expense	$12,448	$13,951	$12,308

Statutory tax rate	35.0%	35.0%	35.0%
Effective tax rate	29.7%	31.4%	31.1%

The components of the deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for losses	$3,029	$5,985
Unrealized loss on financial derivatives
designated as cash flow hedges	7,260	18,537
Other	1,166	58
Total deferred tax assets	11,455	24,580

Deferred tax liability:
Unrealized gain on available-for-sale securities	9,058	18,062
Total deferred tax liability	9,058	18,062
Net deferred tax asset	$2,397	$6,518

A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. No valuation allowance was considered necessary as of
December 31, 2005 and 2004.

11. EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee’s gross salary or the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) ($200,000 for 2003, $205,000 for 2004, and $210,000 for 2005), plus 5.7 percent of the difference between: (1) the lesser of the gross salary or the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for three years. Expense for this plan for the years ended December 31, 2005, 2004 and 2003 was $591,000, $537,000 and $464,000, respectively.

12. OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved agricultural and rural residential mortgage lenders two alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program; and (2) LTSPCs, which are available only through the Farmer Mac I program. Both of these alternatives result in off-balance sheet transactions for Farmer Mac.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the loans are sold to third party investors. The table below summarizes certain cash flows received from and paid to these trusts.

For the Year Ended December 31,
	2005	2004	2003
(in thousands)

Proceeds from new securitizations	$53,315	$103,150	$78,254
Guarantee fees received	1,547	1,428	1,988
Purchases of assets from the trusts	2,191	2,186	16,276
Servicing advances	18	23	503
Repayments of servicing advances	30	34	107

Farmer Mac is liable under its guarantee to ensure that the securities make timely payments to investors of principal and interest based on the underlying loans, regardless of whether the trust has actually received such scheduled loan payments. As consideration for Farmer Mac’s assumption of the credit risk on these mortgage pass-through certificates, Farmer Mac receives guarantee fees that are recognized as earned on an accrual basis over the life of the loan and based upon the outstanding balance of the Farmer Mac Guaranteed Security.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2005 and 2004, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	As of December 31,
	2005	2004
	(in thousands)

Post-1996 Act Farmer Mac I Guaranteed Securities	$804,785	$882,282
Farmer Mac II Guaranteed Securities	39,508	55,889

Total Farmer Mac I and II	$844,293	$938,171

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

Farmer Mac has recourse to the USDA for any amounts advanced for the timely payment of principal and interest on Farmer Mac II Guaranteed Securities. That recourse is the USDA guarantee, a full faith and credit obligation of the United States that becomes enforceable if a lender fails to repurchase the USDA-guaranteed portion from its owner within 30 days after written demand from the owner when (a) the borrower under the guaranteed loan is in default not less than 60 days in the payment of any principal or interest due on the USDA-guaranteed portion, or (b) the lender has failed to remit to the owner the payment made by the borrower on the USDA-guaranteed portion or any related loan subsidy within 30 days after the lender’s receipt of the payment.

As of December 31, 2005, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 15.2 years. For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 2(j) and Note 8.

Long-Term Standby Purchase Commitments

An LTSPC is a commitment by Farmer Mac to purchase eligible loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates. As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

An LTSPC permits a seller to nominate from its portfolio a segregated pool of loans for participation in the Farmer Mac I program, which are retained in the seller’s portfolio and serviced by the seller. Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac’s underwriting standards. Upon Farmer Mac’s acceptance of the eligible loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller’s credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements. Credit risk is transferred through Farmer Mac’s commitment to purchase the segregated loans from the counterparty based upon Farmer Mac’s original credit review and acceptance of the credit risk on the loans.

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

Farmer Mac generally purchases loans subject to an LTSPC at:

•	par plus accrued interest (if the loans become delinquent for at least four months);
•	a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard cash purchase Farmer Mac loan products); or
•
either a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not four months delinquent).

As of December 31, 2005 and 2004, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.3 billion as of both dates.

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

As of December 31, 2005, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.3 years. For information on Farmer Mac’s methodology for determining the reserve for losses for LTSPCs, see Note 2(j) and Note 8.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2005 and 2004, commitments to purchase Farmer Mac I and II loans totaled $11.2 million and $13.0 million, respectively, all of which were mandatory commitments. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either: (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio. There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2005 and 2004. Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government sponsored enterprise debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac’s office space for each of the years ended December 31, 2005, 2004 and 2003 was $0.7 million, $0.6 million and $0.5 million, respectively. The future minimum lease payments under Farmer Mac’s non-cancelable leases for its office space and other contractual obligations are as follows:

Other
Future Minimum Contractual
Lease Payments Obligations
(in thousands)

2006	$611	$541
2007	625	193
2008	625	83
2009	618	-
2010	633	-
Thereafter	594	-
Total	$3,706	$817

Other contractual obligations in the table above include minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services. The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.

13. FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2005 and 2004. Significant estimates, assumptions and present value calculations are used for the following disclosure, resulting in a high degree of subjectivity in the indicated fair values. Accordingly, these estimated fair values are not necessarily indicative of what Farmer Mac would realize in an actual sale or purchase.

	As of December 31,
	2005		2004
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$458,852	$458,852	$430,504	$430,504
Investment securities	1,621,959	1,621,941	1,056,425	1,056,143
Farmer Mac Guaranteed Securities	1,323,085	1,330,976	1,387,034	1,376,847
Loans	808,785	799,516	907,015	882,874
Financial derivatives	8,719	8,719	1,499	1,499
Interest receivable	67,509	67,509	58,131	58,131
Guarantee and commitment fees receivable: *
LTSPCs	11,954	12,386	9,274	9,704
Off-balance sheet Farmer Mac Guaranteed Securities	5,222	5,239	5,078	5,189

Financial liabilities:
Notes payable:
Due within one year	2,585,967	2,587,704	2,623,675	2,620,172
Due after one year	1,421,175	1,403,598	911,175	862,201
Financial derivatives	29,162	29,162	47,793	47,793
Accrued interest payable	29,250	29,250	25,511	25,511
Guarantee and commitment obligation: *
LTSPCs	11,954	12,386	9,274	9,704
Off-balance sheet Farmer Mac Guaranteed Securities	5,222	5,239	5,078	5,189

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

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2005 Quarter Ended				2004 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
(in thousands, except per share amounts)
Interest income	$54,799	$49,059	$44,008	$41,789	$39,608	$38,386	$36,913	$39,087
Interest expense	45,359	41,186	35,886	33,983	31,636	30,417	29,074	29,620
Net interest income	9,440	7,873	8,122	7,806	7,972	7,969	7,839	9,467
Provision for loan losses	1,732	(2,465)	203	584	830	144	230	(2,793)
Net interest income after
provision for loan losses	11,172	5,408	8,325	8,390	8,802	8,113	8,069	6,674
Guarantee and commitment fees	4,865	4,844	4,889	4,956	5,235	5,269	5,251	5,222
Gains/(losses) on financial
derivatives and trading assets	(1,144)	(2,379)	3,755	(1,709)	399	5,350	(6,152)	3,249
Gain on sale of Farmer Mac
Guaranteed Securities	-	-	-	-	-	-	367	-
Gain/(losses) on the repurchase
of debt	116	-	-	-	-	-	-	-
Gains/(losses) on the sale
of real estate owned	-	114	(67)	(13)	642	133	30	(282)
Representation and warranty
claims income	-	-	-	79	1,000	-	1,816	-
Other income	259	926	367	320	126	703	144	522
Total revenues	15,268	8,913	17,269	12,023	16,204	19,568	9,525	15,385

Total operating expenses	5,332	(2,750)	4,718	4,218	822	5,964	6,299	3,178

Income before income taxes	9,936	11,663	12,551	7,805	15,382	13,604	3,226	12,207
Income tax expense	2,865	3,470	3,780	2,333	4,985	4,440	706	3,820
Net income	7,071	8,193	8,771	5,472	10,397	9,164	2,520	8,387
Preferred stock dividends	(560)	(560)	(560)	(560)	(560)	(560)	(560)	(560)
Net income available to
common stockholders	$6,511	$7,633	$8,211	$4,912	$9,837	$8,604	$1,960	$7,827

Earnings per common share:
Basic earnings per
common share	$0.59	$0.68	$0.72	$0.42	$0.83	$0.71	$0.16	$0.65
Diluted earnings per
common share	$0.57	$0.67	$0.72	$0.42	$0.82	$0.70	$0.16	$0.64
Common stock dividends	$0.10	$0.10	$0.10	$0.10	$0.10	$-	$-	$-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2005. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

See Item 8 above for management’s report on internal control over financial reporting and the accompanying report of independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting. There was no change in Farmer Mac’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Farmer Mac has adopted a code of business conduct and ethics (the “Code”) that applies to all directors, officers, employees and agents of Farmer Mac, including Farmer Mac’s principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. A copy of the Code is available in the “Investors—Corporate Governance” section of Farmer Mac’s Internet website (www.farmermac.com). Farmer Mac will post any amendment to, or waiver from, a provision of the Code in that same section of its Internet website. A print copy of the Code is available free of charge upon written request to Farmer Mac’s Corporate Secretary.

Additional information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 21, 2006.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 21, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 21, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 21, 2006.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 21, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements.

Refer to Item 8 above.

(2) Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(3)	Exhibits.

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L. 104-105 (Form 10-K filed March 29, 1996).

*	3.2	-	Amended and restated By-Laws of the Registrant (Form 10-Q filed August 9, 2004).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*	4.5.1	-	Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*	4.5.2	-	Supplemental Agreement for 4.25% Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

* Incorporated by reference to the indicated prior filing.
** Filed with this report.
† Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

--

†*	10.1	-	Stock Option Plan (Previously filed as Exhibit 19.1 to Form 10-Q filed August 14, 1992).

†*	10.1.1	-	Amendment No. 1 to Stock Option Plan (Previously filed as Exhibit 10.2 to Form 10-Q filed August 16, 1993).

†*	10.1.2	-	1996 Stock Option Plan (Form 10-Q filed August 14, 1996).

†*         10.1.3  -  Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*         10.1.4  -  Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16 2005).

†*	10.2	-	Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

†*	10.2.1	-	Amendment No. 1 dated as of January 10, 1991 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

†*	10.2.2	-	Amendment to Employment Contract dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

†*	10.2.3	-	Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 15, 1994).

†*	10.2.4	-	Amendment No. 4 dated as of February 8, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

†*	10.2.5	-	Amendment No. 5 dated as of June 13, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.2.6	-	Amendment No. 6 dated as of August 7, 1997 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

* Incorporated by reference to the indicated prior filing.
** Filed with this report.
† Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

--

†*	10.2.7	-	Amendment No. 7 dated as of June 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.2.8	-	Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.2.9	-	Amendment No. 9 dated as of June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2000).

†*    10.2.10    -   Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2001).

†*    10.2.11    -     Amendment No. 11 dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2002).

†*    10.2.12    -   Amendment No. 12 dated as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).

†*    10.2.13    -       Amendment No. 13 dated as of August 3, 2004 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 9, 2004).

†*    10.2.14    -       Amendment No. 14 dated as of June 16, 2005 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.3	-	Employment Agreement dated May 11, 1989 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.1	-	Amendment dated December 14, 1989 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.2	-	Amendment No. 2 dated February 14, 1991 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

* Incorporated by reference to the indicated prior filing.
** Filed with this report.
† Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

--

†*	10.3.3	-	Amendment to Employment Contract dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

†*	10.3.4	-	Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 31, 1994).

†*	10.3.5	-	Amendment No. 5 dated as of June 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

†*	10.3.6	-	Amendment No. 6 dated as of June 1, 1995 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1995).

†*	10.3.7	-	Amendment No. 7 dated as of February 8, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

†*       10.3.8    -  Amendment No. 8 dated as of June 13, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1996).

†*       10.3.9    -      Amendment No. 9 dated as of August 7, 1997 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 14, 1997).

†*       10.3.10    -      Amendment No. 10 dated as of June 4, 1998 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1998).

†*       10.3.11    -      Amendment No. 11 dated as of June 3, 1999 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 1999).

†*       10.3.12    -      Amendment No. 12 dated as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2000).

* Incorporated by reference to the indicated prior filing.
** Filed with this report.
† Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

--

†*            10.3.13   -      Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2001).

†*       10.3.14    -     Amendment No. 14 dated as of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2002).

†*       10.3.15    -     Amendment No. 15 dated as of June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2003).

†*       10.3.16    -       Amendment No. 16 dated as of August 3, 2004 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 9, 2004).

†*       10.3.17    -    Amendment No. 17 dated as of June 16, 2005 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.4	-	Employment Contract dated as of September 1, 1997 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

†*	10.4.1	-	Amendment No. 1 dated as of June 4, 1998 to Employment Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

†*	10.4.2	-	Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.4.3	-	Amendment No. 3 dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.4.4	-	Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2001).

* Incorporated by reference to the indicated prior filing.
** Filed with this report.
† Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

--

†*	10.4.5	-	Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.4.6	-	Amendment No. 6 dated as of June 5, 2003 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.4.7	-	Amendment No. 7 dated as of August 3, 2004 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.4.8	-	Amendment No. 8 dated as of June 16, 2005 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.5	-	Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

†*	10.5.1	-	Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.1 to Form 10-Q filed August 14, 2000).

†*	10.5.2	-	Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.2 to Form 10-Q filed August 14, 2001).

†*	10.5.3	-	Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.5.4	-	Amendment No. 4 dated as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.5.5	-	Amendment No. 5 dated as of June 16, 2005 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.6	-	Employment Contract dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

* Incorporated by reference to the indicated prior filing.
** Filed with this report.
† Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

--

†*	10.6.1	-	Amendment No. 1 dated as of August 3, 2004 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.6.2	-	Amendment No. 2 dated as of June 16, 2005 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2005).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-	Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#       10.11.1    -      Amendment No. 1 dated as of February 26, 1997 to Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#       10.11.2    -      Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Form 10-Q filed August 9, 2004).

*#	10.12	-	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).

*#	10.13	-	Long-Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

* Incorporated by reference to the indicated prior filing.
** Filed with this report.
† Management contract or compensatory plan.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

--

*#       10.13.1    -      Amendment No. 1 dated as of January 1, 2000 to Long-Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*        10.13.2    -      Amendment No. 2 dated as of September 1, 2002 to Long-Term Standby Commitment to Purchase dated as of August 1, 1998, as amended by Amendment No. 1 dated as of January 1, 2000, between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP - Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*	10.15	-	Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#	10.16	-	Long-Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-	Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Henry D. Edelman	March 16, 2006
By: Henry D. Edelman President and Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred L. Dailey	Chairman of the Board and	March 16, 2006
Fred L. Dailey	Director

/s/ Henry D. Edelman	President and Chief Executive	March 16, 2006
Henry D. Edelman	Officer (Principal Executive Officer)

/s/ Nancy E. Corsiglia	Vice President - Finance,	March 16, 2006
Nancy E. Corsiglia	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Timothy L. Buzby	Vice President - Controller	March 16, 2006
Timothy L. Buzby	(Principal Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	March 16, 2006
Julia Bartling

/s/ Dennis L. Brack	Director	March 16, 2006
Dennis L. Brack

/s/ Ralph W. Cortese	Director	March 16, 2006
Ralph W. Cortese

/s/ Grace T. Daniel	Director	March 16, 2006
Grace T. Daniel

/s/ Paul A. DeBriyn	Director	March 16, 2006
Paul A. DeBriyn

/s/ Dennis A. Everson	Director	March 16, 2006
Dennis A. Everson

/s/ Ernest M. Hodges	Director	March 16, 2006
Ernest M. Hodges

/s/ Mitchell A. Johnson	Director	March 16, 2006
Mitchell A. Johnson

/s/ Lowell L. Junkins	Vice Chairman	March 16, 2006
Lowell L. Junkins	and Director

/s/ Timothy F. Kenny	Director	March 16, 2006
Timothy F. Kenny

/s/ Glen O. Klippenstein	Director	March 16, 2006
Glen O. Klippenstein

/s/ Charles E. Kruse	Director	March 16, 2006
Charles E. Kruse

/s/ John G. Nelson	Director	March 16, 2006
John G. Nelson

/s/ John Dan Raines, Jr.	Director	March 16, 2006
John Dan Raines, Jr.