Form 10-Q
period 2006-08-09
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2006-08-09
CIK 845877

As filed with the Securities and Exchange Commission on
August 9, 2006
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
Yes      [  ]                                No        [X]

As of August 1, 2006, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,205,695 shares of Class C Non‑Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

    The following interim unauditedcondensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented.  Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  The December 31, 2005 consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2005 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2005 consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

    The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

    Condensed Consolidated Balance Sheets as of June 30, 2006 and
    December 31, 2005..................................................................................................3
    Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005......................................................... 4
    Condensed Consolidated Statements of Cash Flows for the six
    months ended June 30, 2006 and 2005..................................................................... 5
    Notes to Condensed Consolidated Financial Statements............................................... 6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$ 348,951	$ 458,852
Investment securities	2,007,895	1,621,941
Farmer Mac Guaranteed Securities	1,303,921	1,330,976
Loans held for sale	54,801	41,956
Loans held for investment	732,334	762,436
Allowance for loan losses	(2,734)	(4,876)
Loans held for investment, net	729,600	757,560
Real estate owned	1,039	3,532
Financial derivatives	23,040	8,751
Interest receivable	63,652	67,509
Guarantee and commitment fees receivable	25,784	22,170
Deferred tax asset, net	950	2,397
Prepaid expenses and other assets	6,321	24,975
Total Assets	$ 4,565,954	$ 4,340,619
		c
Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$ 3,040,620	$ 2,587,704
Due after one year	1,181,875	1,403,598
Total notes payable	4,222,495	3,991,302

Financial derivatives	21,039	29,162
Accrued interest payable	29,034	29,250
Guarantee and commitment obligation	21,685	17,625
Accounts payable and accrued expenses	13,277	21,371
Reserve for losses	3,518	3,777
Total Liabilities	4,311,048	4,092,487

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share,
700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization,
1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization,
500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization,
9,361,305 and 9,559,554 shares issued and outstanding
as of June 30, 2006 and December 31, 2005, respectively	9,361	9,560
Additional paid-in capital	83,740	83,058
Accumulated other comprehensive income	5,075	3,339
Retained earnings	120,199	115,644
Total Stockholders' Equity	254,906	248,132

Total Liabilities and Stockholders' Equity	$ 4,565,954	$ 4,340,619

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Interest income:
Investments and cash equivalents	$30,298	$14,765	$56,996	$27,352
Farmer Mac Guaranteed Securities	19,417	17,773	37,512	34,854
Loans	11,847	11,470	23,230	23,591
Total interest income	61,562	44,008	117,738	85,797

Interest expense	52,461	35,886	99,737	69,869
Net interest income	9,101	8,122	18,001	15,928
Recovery/(provision) for loan losses	594	203	1,606	787
Net interest income after recovery/(provision)	9,695	8,325	19,607	16,715
for loan losses
Guarantee and commitment fees	5,288	4,889	10,337	9,845
Gains on financial derivatives and trading assets	2,026	3,755	25	2,045
Gains/(losses) on the sale of real estate owned	304	(67)	514	(80)
Representation and warranty claims income	718	-	718	79
Other income	58	367	227	687

Total revenues	18,089	17,269	31,428	29,291

Expenses:
Compensation and employee benefits	2,673	1,899	5,577	3,675
General and administrative	2,577	2,275	5,335	4,264
Regulatory fees	588	576	1,175	1,152
Real estate owned operating costs, net	22	59	137	37
Provision/(recovery) for losses	592	(91)	(104)	(192)
Total operating expenses	6,452	4,718	12,120	8,936

Income before income taxes	11,637	12,551	19,308	20,355

Income tax expense	3,458	3,780	5,532	6,112
Net income	8,179	8,771	13,776	14,243
Preferred stock dividends	(560)	(560)	(1,120)	(1,120)
Net income available to common stockholders	$7,619	$8,211	$12,656	$13,123

Earnings per common share:
Basic earnings per common share	$0.69	$0.72	$1.14	$1.14
Diluted earnings per common share	$0.67	$0.72	$1.11	$1.13
Common stock dividends per common share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$13,776	$14,243
Adjustments to reconcile net income to net cash provided by
operating activities:
Net (accretion)/amortization of investment premiums and discounts	(1,237)	1,267
Net amortization of debt premiums, discounts and issuance costs	58,220	26,960
Proceeds from repayment of trading investment securities	1,001	1,525
Purchases of loans held for sale	(31,316)	(27,781)
Proceeds from repayment of loans held for sale	5,344	6,643
Net change in fair value of trading securities and financial derivatives	2,150	(1,454)
Amortization of settled financial derivatives contracts	138	932
(Gains)/losses on the sale of real estate owned	(514)	80
Total (recovery)/provision for losses	(1,711)	(979)
Deferred income taxes	501	316
Stock-based compensation expense	955	-
Decrease in interest receivable	3,857	8,323
Decrease/(increase) in guarantee and commitment fees receivable	(3,614)	759
Decrease/(increase) in other assets	21,210	(2,016)
Increase in accrued interest payable	(216)	(2,747)
Decrease in other liabilities	(9,086)	(3,436)
Net cash provided by operating activities	59,458	22,635

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,913,573)	(1,026,241)
Purchases of Farmer Mac II Guaranteed Securities and
AgVantage Farmer Mac Guaranteed Securities	(108,600)	(92,834)
Purchases of loans held for investment	(25,058)	(11,141)
Purchases of defaulted loans	(4,565)	(3,804)
Proceeds from repayment of investment securities	1,524,967	899,988
Proceeds from repayment of Farmer Mac Guaranteed Securities	117,990	127,460
Proceeds from repayment of loans	68,426	69,781
Proceeds from sale of loans and Farmer Mac Guaranteed Securities	3,033	22,012
Proceeds from sale of real estate owned	2,819	572
Net cash used in investing activities	(334,561)	(14,207)

Cash flows from financing activities:
Proceeds from issuance of discount notes	37,272,236	22,405,440
Proceeds from issuance of medium-term notes	117,200	204,183
Payments to redeem discount notes	(37,100,394)	(22,304,773)
Payments to redeem medium-term notes	(114,000)	(339,840)
Settlement of financial derivatives	13	(136)
Tax benefit from tax deductions in excess of compensation cost recognized	348	-
Proceeds from common stock issuance	2,112	650
Purchases of common stock	(8,974)	(10,965)
Dividends paid	(3,339)	(3,416)
Net cash provided by/(used in) financing activities	165,202	(48,857)
Net decrease in cash and cash equivalents	(109,901)	(40,429)

Cash and cash equivalents at beginning of period	458,852	430,504
Cash and cash equivalents at end of period	$348,951	$390,075

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Accounting Policies

(a)	Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Cash paid for:
Interest	$40,360	$33,295
Income taxes	4,500	6,700
Non-cash activity:
Real estate owned acquired through foreclosure	-	460
Loans acquired and securitized as Farmer Mac
Guaranteed Securities	3,033	22,012
Loans previously under LTSPCs exchanged
for Farmer Mac Guaranteed Securities	550,114	-

(b) Allowance for Losses

As of June 30, 2006, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying long-term standby purchase commitments (“LTSPCs”) and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

Farmer Mac’s current methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio. For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent probable losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

·        economic conditions;
·        geographic and agricultural commodity/product concentrations in the portfolio;
·        the credit profile of the portfolio;
·        delinquency trends of the portfolio; and
·        historical charge-off and recovery activities of the portfolio.

If, based on that evaluation, management concludes that the assumption is not valid due to other more compelling indicators, the loss allowance calculation is modified by the addition of further assumptions to capture current portfolio trends and characteristics that differ from historical experience.

            As of June 30, 2006, Farmer Mac concluded that the credit profile of its portfolio was consistent with Farmer Mac’s historical credit profile and trends.  Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS 5 and SFAS 114.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2006 and 2005:

	June 30, 2006

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,883	$-	$2,931	$6,814
Provision/(recovery) for losses	(594)	5	587	(2)
Net charge-offs	(555)	(5)	-	(560)

Ending balance	$2,734	$-	$3,518	$6,252

Six Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,606)	155	(259)	(1,710)
Net charge-offs	(536)	(155)	-	(691)

Ending balance	$2,734	$-	$3,518	$6,252

	June 30, 2005

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,846	$-	$12,485	$16,331
Provision for losses	(203)	-	(91)	(294)
Net recoveries	27	-	-	27
-
Ending balance	$3,670	$-	$12,394	$16,064

Six Months Ended:
Beginning balance	$4,395	$-	$12,706	$17,101
Provision/(recovery) for losses	(787)	120	(312)	(979)
Net (charge-offs)/recoveries	62	(120)	-	(58)
-
Ending balance	$3,670	$-	$12,394	$16,064

The table below summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(in thousands)
Allowance for loan losses	$2,734	$4,876
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	1,505	2,068
Off-balance sheet Farmer Mac I Guaranteed Securities	1,324	1,078
LTSPCs	689	631
Total	$6,252	$8,653

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”). Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of June 30, 2006, there were no probable losses inherent in Farmer Mac’s AgVantage securities. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of June 30, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

As of June 30, 2006, Farmer Mac individually analyzed $30.8 million of its $68.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $38.0 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. Of the $30.8 million of assets analyzed individually, $29.4 million were adequately collateralized. For the $1.4 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $15,000. Accordingly, Farmer Mac recorded specific allowances of $15,000 for those under-collateralized assets as of June 30, 2006. In addition to the specific allowances provided, Farmer Mac’s non-specific or general allowances were $6.2 million as of June 30, 2006.

The balance of impaired assets, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired assets as of June 30, 2006 and December 31, 2005 are summarized in the following table:

	June 30, 2006			December 31, 2005
	Balance	Specific Allowance	Net Balance	Balance	Specific Allowance	Net Balance
	(in thousands)
Impaired assets:
Specific allowance for losses	$1,360	$(15)	$1,345	$2,445	$(161)	$2,284
No specific allowance for losses	67,412	-	67,412	71,177	-	71,177
Total	$68,772	$(15)	$68,757	$73,622	$(161)	$73,461

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

The following table summarizes information related to Farmer Mac’s financial derivatives as of June 30, 2006 and December 31, 2005:

	June 30, 2006
	Cash Flow Hedges		Fair Value Hedges		No Hedge Designation		Total
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value	Amount	Value	Amount	Value
	(in thousands)
Interest rate swaps:
Pay-fixed	$655,612	$3,624	$-	$-	$119,057	$2,713	$774,669	$6,337
Receive-fixed	-	-	45,000	(4,998)	234,000	(7,804)	279,000	(12,802)
Basis	-	-	-	-	372,899	8,525	372,899	8,525
Treasury futures	-	-	-	-	11	(4)	11	(4)
Agency forwards	84,666	(289)	-	-	25,360	234	110,026	(55)

Total	$740,278	$3,335	$45,000	$(4,998)	$751,327	$3,664	$1,536,605	$2,001

	December 31, 2005
	Cash Flow Hedges		Fair Value Hedges		No Hedge Designation		Total
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value	Amount	Value	Amount	Value
	(in thousands)
Interest rate swaps:
Pay-fixed	$633,939	$(17,999)	$-	$-	$76,739	$771	$710,678	$(17,228)
Receive-fixed	-	-	45,000	(2,930)	160,000	(2,823)	205,000	(5,753)
Basis	225,629	3,721	-	-	163,867	(920)	389,496	2,801
Treasury futures	-	-	-	-	99	32	99	32
Agency forwards	41,514	(201)	-	-	49,664	(62)	91,178	(263)

Total	$901,082	$(14,479)	$45,000	$(2,930)	$450,369	$(3,002)	$1,396,451	$(20,411)

    As of June 30, 2006, Farmer Mac had approximately $2.8 million of net after-tax unrealized gains on cash flow hedges included in accumulated other comprehensive income. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $0.3 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings. For the quarter ended June 30, 2006, Farmer Mac recorded a loss of less than $0.1 million for ineffectiveness related to Farmer Mac’s designated hedges.

    As of June 30, 2006, Farmer Mac had outstanding basis swaps with a related party with a notional mount of $210.0 million and a fair value of $9.1 million.  See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 for additional information on these related party transactions.  As of December 31, 2005, these swaps were designated cash flow hedges and had an outstanding notional amount of $225.6 million and a fair value of $3.7 million.  During second quarter 2006, Farmer Mac discontinued hedge accounting treatment for these swaps.

Accordingly, the Corporation recognized a $2.6 million gain on financial derivatives and trading assets in the condensed consolidated financial statements related to the change in fair value of these swaps.  As of June 30, 2006, Farmer Mac had $4.1 million of net after-tax unrealized gains remaining in accumulated other comprehensive income related to these swaps.  In accordance with SFAS 133, this amount will be reclassified into earnings during the periods which the hedged forecasted transactions affect earnings.

(d) Earnings Per Common Share

    Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2006 and 2005:

	June 30, 2006			June 30, 2005

	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS
	(in thousands, except per share amounts)
Three Months Ended:
Net income available to	$7,619		$7,619	$8,211		$8,211
common stockholders
Weighted-average shares	11,083	256	11,339	11,409	42	11,451
Earnings per common share	$0.69		$0.67	$0.72		$0.72

Six Months Ended:
Net income available to	$12,656		$12,656	$13,123		$13,123
common stockholders
Weighted average shares	11,095	287	11,382	11,548	56	11,604
Earnings per common share	$1.14		$1.11	$1.14		$1.13

During second quarter 2006, Farmer Mac repurchased 282,500 shares of its Class C Non-Voting Common Stock at an average price of $26.55 per share pursuant to the Corporation’s previously announced stock repurchase program. These repurchases reduced the Corporation’s capital by approximately $7.5 million.

(e) Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock. Under the plan, stock option awards vest annually in thirds, with the first third vesting one year after the date of grant. If not exercised, any options granted under the 1997 plan expire ten years from the date of grant, except options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the plan, 490,923 remain available for future issuance. For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.

     Effective January 1, 2006, Farmer Mac adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) using the modified prospective method of transition, which requires (1) the recordation of compensation expense for the non-vested portion of previously issued awards that remain outstanding as of the initial date of adoption and (2) the recordation of compensation expense for any awards issued or modified after December 31, 2005. Accordingly, prior period amounts have not been retrospectively adjusted for this change. The adoption resulted in the recognition of $0.4 million and $0.9 million of compensation expense during the three-month and six-month periods ended June 30, 2006, respectively, related to the non-vested portion of previously issued stock option awards that were outstanding as of the initial date of adoption. Additionally, Farmer Mac recognized $0.1 million of compensation expense related to stock options awarded during second quarter 2006. The effect of the recognition of compensation expense resulting from stock options on diluted EPS for the three-month and six-month periods ended June 30, 2006 was a reduction of $0.03 and $0.05, respectively, per diluted share. Prior to the adoption of SFAS 123(R), Farmer Mac accounted for its stock-based employee compensation plans under the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”). Accordingly, no compensation expense was recognized in 2005 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated in the following table:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share amounts)
Net income available to common
stockholders, as reported	$8,211	$13,123
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method
for all awards, net of tax	(1,663)	(1,663)
Pro forma net income available to
common stockholders	$6,548	$11,460

Earnings per common share:
Basic - as reported	$0.72	$1.14
Basic - pro forma	$0.57	$0.99

Diluted - as reported	$0.72	$1.13
Diluted - pro forma	$0.57	$0.99

As of June 30, 2006, there was $2.8 million of total unrecognized compensation cost related to stock options outstanding and unvested as of December 31, 2005. Of that cost, $0.9 million and $1.4 million is expected to be recognized in the remainder of 2006 and 2007, respectively.

The following table summarizes stock option activity for the three and six months ended June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Three Months Ended:
Outstanding, beginning of period	2,091,208	$22.68	1,803,484	$22.72
Granted	358,928	26.35	432,561	20.59
Exercised	(75,111)	17.26	(38,066)	14.01
Canceled	(75,091)	28.82	(56,679)	26.59
Outstanding, end of period	2,299,934	23.23	2,141,300	22.30

Options exercisable at end of period	1,431,465		1,397,755

Six Months Ended:
Outstanding, beginning of period	2,153,008	$22.41	1,812,222	$22.67
Granted	358,928	26.35	432,561	20.59
Exercised	(136,911)	15.40	(39,803)	14.11
Canceled	(75,091)	28.82	(63,680)	26.34
Outstanding, end of period	2,299,934	23.23	2,141,300	22.30

Options exercisable at end of period	1,431,465		1,397,755

    Stock options cancellations during the six months ended June 30, 2006 and June 30, 2005 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date. For the three-month and the six-month periods ended June 30, 2006, the additional paid-in capital received from stock option exercises was $1.2 million and $2.0 million, respectively, compared to $0.5 million and $0.5 million for the comparable periods in the prior year. For the three-month and the six-month periods ended June 30, 2006, the reduction of income taxes to be paid as a result of the deduction for stock option exercises was $0.3 million and $0.7 million, respectively, compared to $0.1 million and $0.1 million for the comparable periods in the prior year.

The following table summarizes information regarding options outstanding as of June 30, 2006:

			Options
	Options Outstanding		Exercisable
		Weighted-
		Average
Range of		Remaining
Exercise	Number of	Contractual	Number of
Prices	Shares	Life	Shares

$10.00 - $19.99	401,609	6.2 years	254,270
20.00 - 24.99	1,100,058	5.9 years	743,856
25.00 - 29.99	607,349	7.3 years	242,421
30.00 - 34.99	190,418	4.9 years	190,418
35.00 - 39.99	-	-	-
40.00 - 44.99	-	-	-
45.00 - 50.00	500	5.8 years	500
	2,299,934		1,431,465

The weighted-average grant date fair values of options granted in 2006, 2005 and 2004 were $10.05, $7.53 and $7.34 per share, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2006	2005	2004
Risk-free interest rate	5.0%	3.9%	4.3%
Expected years until exercise	6 years	7 years	5 years
Expected stock volatility	36.9%	46.3%	47.8%
Dividend yield	1.6%	0.0%	0.0%

(f) Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g) New Accounting Standards

    In March 2004, the Emerging Issues Task Force (“EITF”) amended EITF 03-1, The Meaning of Other-Than-Temporary Impairment. This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 115-1 and No. 124-1 (“FSP”), which supersedes the guidance in paragraphs 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The FSP clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for impaired debt securities. The FSP is effective for reporting periods beginning after December 15, 2005. Farmer Mac’s adoption of the FSP effective January 1, 2006 did not have a material effect on Farmer Mac’s results of operations or financial position.

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

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition in financial statements of the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Farmer Mac is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

Note 2. Farmer Mac Guaranteed Securities

The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of June 30, 2006 and December 31, 2005.

	June 30, 2006			December 31, 2005
	Available-	Held-to-		Available-	Held-to-
	for-Sale	Maturity	Total	for-Sale	Maturity	Total
	(in thousands)
Farmer Mac I	$433,493	$40,351	$473,844	$492,158	$41,573	$533,731
Farmer Mac II	-	830,077	830,077	-	797,245	797,245
Total	$433,493	$870,428	$1,303,921	$492,158	$838,818	$1,330,976

Amortized cost	$428,325	$870,428	$1,298,753	$477,561	$838,818	$1,316,379
Unrealized gains	8,921	268	9,189	18,395	448	18,843
Unrealized losses	(3,753)	(13,594)	(17,347)	(3,798)	(8,339)	(12,137)
Fair value	$433,493	$857,102	$1,290,595	$492,158	$830,927	$1,323,085

The table below presents a sensitivity analysis for Farmer Mac’s retained Farmer Mac Guaranteed Securities as of June 30, 2006.

June 30,2006
(dollars in thousands)

Fair value of beneficial interests retained
in Farmer Mac Guaranteed Securities	$1,290,595

Weighted-average remaining life (in years)	4.8

Weighted-average prepayment speed (annual rate)	10.1%
Effect on fair value of a 10% adverse change	$(53)
Effect on fair value of a 20% adverse change	$(80)

Weighted-average discount rate	5.7%
Effect on fair value of a 10% adverse change	$(17,912)
Effect on fair value of a 20% adverse change	$(35,802)

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

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	June 30,	December 31,
	2006	2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$778,304	$784,422
Guaranteed Securities	467,944	518,250
Farmer Mac II:
Guaranteed Securities	828,939	796,224
Total on-balance sheet	$2,075,187	$2,098,896

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,149,677	$2,329,798
Guaranteed Securities	1,778,288	804,785
Farmer Mac II:
Guaranteed Securities	34,839	39,508
Total off-balance sheet	$3,962,804	$3,174,091

Total	$6,037,991	$5,272,987

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below. Information is not presented for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of June 30, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	90-Day		Net Credit
	Delinquencies (1)		Losses/(Recoveries)
	As of	As of	For the Six Months Ended
	June 30,	December 31,	June 30,
	2006	2005	2006	2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$18,599	$23,308	$536	$(62)
Guaranteed Securities	-	-	-	-
Total on-balance sheet	$18,599	$23,308	$536	$(62)

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,409	$2,153	$-	$-
Guaranteed Securities	-	-	-	-
Total off-balance sheet	$2,409	$2,153	$-	$-

Total	$21,008	$25,461	$536	$(62)

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the trusts are sold to third party investors. The following table summarizes certain cash flows received from and paid to these trusts:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Proceeds from new securitizations	$3,033	$22,012
Guarantee fees received	761	776
Purchases of assets from the trusts	506	1,595
Servicing advances	10	5
Repayment of servicing advances	8	21

    The following table presents the outstanding balance of off-balance sheet Farmer Mac Guaranteed Securities, which represents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make with respect to those securities as of June 30, 2006 and December 31, 2005, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	June 30,	December 31,
	2006	2005
	(in thousands)

Farmer Mac I Guaranteed Securities	$1,778,288	$804,785
Farmer Mac II Guaranteed Securities	34,839	39,508

Total Farmer Mac I and II	$1,813,127	$844,293

As of June 30, 2006, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 17.1 years. For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $4.8 million as of June 30, 2006 and $5.2 million as of December 31, 2005.

Long-Term Standby Purchase Commitments (LTSPCs)

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from a segregated pool of loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.

As of June 30, 2006 and December 31, 2005, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.1 billion and $2.3 billion, respectively.

As of June 30, 2006, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.1 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $16.9 million as of June 30, 2006 and $12.4 million as of December 31, 2005.

Note 4.      Comprehensive Income

    Comprehensive income is comprised of net income plus other changes in stockholders’ equity not resulting from investments by or distributions to stockholders.  The following table sets forth Farmer Mac’s other comprehensive income for the three and six months ended June 30, 2006 and 2005:
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)

Net income available to common stockholders	$7,619	$8,211	$12,656	$13,123
Unrealized gains/(losses) on securities	(10,275)	14,702	(24,184)	(1,655)
Cash flow hedging instruments:
Unrealized gains/(losses)	9,617	(15,574)	26,238	2,762
Amortization of losses on forward sale contracts
into interest expense	327	452	617	905
Cash flow hedging instruments	9,944	(15,122)	26,855	3,667

Other compehensive income, before tax	(331)	(420)	2,671	2,012

Income tax related to items of other comprehensive
income	(116)	(146)	935	705

Other comprehensive income/(loss), net of tax	(215)	(274)	1,736	1,307

Comprehensive income available to common stockholders	$7,404	$7,937	$14,392	$14,430

Note 5.      Investments

As of the dates indicated below, Farmer Mac’s investment portfolio was comprised of the following investment securities:

	June 30,	December 31,
	2006	2005
	(in thousands)

Held-to-maturity	$10,602	$10,602
Available-for-sale	1,991,398	1,604,419
Trading	5,895	6,920
	$2,007,895	$1,621,941

    The amortized cost and estimated fair values of investments as of June 30, 2006 and December 31, 2005 were as follows:

	As of June 30, 2006				As of December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Held-to-maturity:
Cash investment in
fixed rate guaranteed
investment contract	$10,602	$262	$-	$10,864	$10,602	$18	$-	$10,620
Total held-to-maturity	$10,602	$262	$-	$10,864	$10,602	$18	$-	$10,620

Available-for-sale:
Floating rate
asset-backed securities	$448,098	$720	$-	$448,818	$336,647	$941	$-	$337,588
Floating rate corporate
debt securities	407,496	507	(91)	407,912	231,168	515	(10)	231,673
Fixed rate corporate
debt securities	544,484	-	(9,254)	535,230	520,000	-	(1,950)	518,050
Fixed rate preferred
stock	237,918	4,947	(446)	242,419	239,033	11,687	(304)	250,416
Fixed rate
commercial paper	184,153	-	-	184,153	90,848	-	-	90,848
Floating rate mortgage-
backed securities	162,710	576	(11)	163,275	175,441	481	(78)	175,844
Fixed rate mortgage-
backed securities	10,014	-	(423)	9,591	-	-	-	-
Total available-for-sale	$1,994,873	$6,750	$(10,225)	$1,991,398	$1,593,137	$13,624	$(2,342)	$1,604,419

Trading:
Adjustable rate mortgage-
backed securities	$5,866	$29	$-	$5,895	$6,867	$53	$-	$6,920
Total trading	$5,866	$29	$-	$5,895	$6,867	$53	$-	$6,920

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2006 and December 31, 2005, as applicable.  Farmer

Mac has the intent and ability to hold its investment securities until either the market value recovers or the securities mature.

As of June 30, 2006, Farmer Mac owned one held-to-maturity investment that matures in 2006 with an amortized cost of $10.6 million, a fair value of $10.9 million, and a yield of 6.5 percent.  As of June 30, 2006, Farmer Mac owned trading investment securities that mature after 10 years with an amortized cost of $5.9 million, a fair value of $5.9 million, and a weighted average yield of 5.38 percent.  The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2006 are set forth below.  Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.
	Investment Securities
	Available-for-Sale
	as of June 30, 2006
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$253,008	$252,955	4.95%
Due after one year
through five years	946,390	937,159	5.14%
Due after five years
through ten years	112,886	116,576	7.41%
Due after ten years	682,589	684,708	5.81%
Total	$1,994,873	$1,991,398	5.47%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with:  (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2005.

Special Note Regarding Forward-Looking Statements

Some statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to Farmer Mac’s future financial results, business prospects and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” “should” and similar phrases.  The following management’s discussion and analysis of financial condition and results of operations includes forward-looking statements addressing Farmer Mac’s:
·        prospects for earnings;
·        prospects for growth in loan purchase, guarantee, securitization and LTSPC volume;
·        trends in net interest income;
·        trends in provisions for losses;
·        trends in expenses;
·        changes in capital position; and
·        other business and financial matters.

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006 and uncertainties regarding:
·        the possible establishment of additional statutory or regulatory restrictions or constraints on Farmer Mac that could hamper its growth or diminish its profitability;
·        the general rate of growth in agricultural mortgage indebtedness;
·        the rate and direction of development of the secondary market for agricultural mortgage loans, particularly lender interest in the Farmer Mac secondary market and Farmer Mac credit products;
·        borrower preferences for fixed-rate agricultural mortgage indebtedness;
·        the willingness of investors to invest in Farmer Mac Guaranteed Securities; and
·        possible reaction in the financial markets to events involving government-sponsored enterprises other than Farmer Mac.

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

Critical Accounting Policy and Estimates

The critical accounting policy that is both important to the portrayal of Farmer Mac’s financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses.  For a discussion of Farmer Mac’s critical accounting policy, changes implemented in its methodology for determining its allowance for losses as of September 30, 2005, as well as Farmer Mac’s use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policy and Estimates” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

Results of Operations

Overview.  Net income available to common stockholders for second quarter 2006 was $7.6 million or $0.67 per diluted common share, compared to $8.2 million or $0.72 per diluted common share for second quarter 2005.  The decrease was due principally to the after-tax effects of increased compensation costs resulting from the expense related to the vesting of stock options pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which was adopted January 1, 2006.  Net income available to common stockholders for the six months ended June 30, 2006 was $12.7 million or $1.11 per diluted common share, compared to $13.1 million or $1.13 per diluted common share for the six months ended June 30, 2005.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the recent upward trends in agricultural land values, and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate allowance for losses as of June 30, 2006 was $6.3 million.  This resulted in the release of $2,000 from the allowance for losses in second quarter 2006.  As of June 30, 2006, the allowance for losses was $6.3 million and 13 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio, compared to $8.7 million and 20 basis points as of December 31, 2005.

As of June 30, 2006, Farmer Mac’s 90‑day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or long-term standby purchase commitments (“LTSPCs”) after changes to Farmer Mac’s statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $21.0 million, representing 0.46 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, down from $36.8 million (0.85 percent) as of June 30, 2005.

During second quarter 2006, Farmer Mac:
·        added $570.6 million of Farmer Mac I loans under LTSPCs;
·        purchased $26.1 million of newly originated and current seasoned Farmer Mac I loans;
·        purchased $61.2 million of Farmer Mac II USDA-guaranteed portions of loans; and
·        converted $550.1 million of pre-existing LTSPCs into Farmer Mac I Guaranteed Securities.

As of June 30, 2006, Farmer Mac’s outstanding program volume was $6.0 billion, which represented approximately 12.5 percent of management’s estimate of a $48.0 billion market of eligible agricultural mortgage loans.  In addition, Farmer Mac guaranteed $1.0 billion of AgVantage securities on July 20, 2006, bringing Farmer Mac’s outstanding program volume to approximately $7.0 billion at that time.

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

Net Interest Income.  Net interest income was $9.1 million for second quarter 2006, compared to $8.1 million for second quarter 2005.  The net interest yield was 83 basis points for the six months ended June 30, 2006, compared to 87 basis points for the six months ended June 30, 2005.  Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date.  The effect of SFAS 140 was the classification of approximately $1.7 million (8 basis points) of guarantee fee income as interest income for the six months ended June 30, 2006, compared to $1.9 million (10 basis points) for the six months ended June 30, 2005.

Farmer Mac classifies the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships as gains and losses on financial derivatives and trading assets.  For the six months ended June 30, 2006 and 2005, this classification resulted in no effect on the net interest yield and a decrease of the net interest yield of 3 basis points, respectively.

The net interest yields for the six months ended June 30, 2006 and 2005 included the benefits of yield maintenance payments of 11 basis points and 17 basis points, respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.  For the six months ended June 30, 2006 and 2005, the after‑tax effects of yield maintenance payments on net income and diluted earnings per share were $1.5 million or $0.13 per diluted share and $2.0 million or $0.17 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2006 and 2005.  The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented.  Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will decrease or increase accordingly.  Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.  The average rate earned on cash and cash equivalents reflects the increase in short-term market rates during the latter part of 2005 and the first six months of 2006.  The increase in the average rate for investments reflects the general increase in short-term rates and the short-term or floating rate nature of most investments acquired or reset during 2005 and the first six months of 2006 and outstanding during 2006.  The higher average rate on loans and Farmer Mac Guaranteed Securities during the first six months of 2006 reflects the increase in market rates during the latter part of 2005 and first part of 2006, which affected the rates on loans acquired or reset during that period and outstanding during the first six months of 2006.  The higher average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The upward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at higher market rates during the latter part of 2005 and first six months of 2006 and outstanding during 2006.

	Six Months Ended
	June 30, 2006			June 30, 2005
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$614,978	$14,413	4.69%	$467,504	$6,330	2.71%
Investments	1,681,448	42,581	5.06%	1,062,979	21,022	3.96%
Loans and Farmer Mac
Guaranteed Securities	2,056,083	60,744	5.91%	2,138,226	58,445	5.47%
Total interest-earning assets	4,352,509	117,738	5.41%	3,668,709	85,797	4.68%

Funding:
Notes payable due within one year	2,471,175	59,658	4.83%	1,860,505	34,027	3.66%
Notes payable due after one year	1,669,947	40,079	4.80%	1,608,066	35,842	4.46%
Total interest-bearing liabilities	4,141,122	99,737	4.82%	3,468,571	69,869	4.03%
Net non-interest-bearing funding	211,387			200,138
Total funding	$4,352,509	99,737	4.58%	$3,668,709	69,869	3.81%
Net interest income/yield		$18,001	0.83%		$15,928	0.87%

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

	Six Months Ended June 30, 2006
	Compared to Six Months Ended
	June 30, 2005
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$5,646	$2,437	$8,083
Investments	7,014	14,545	21,559
Loans and Farmer Mac Guaranteed Securities	13,734	(11,435)	2,299
Total	26,394	5,547	31,941
Expense from interest-bearing liabilities	15,001	14,867	29,868
Change in net interest income	$11,393	$(9,320)	$2,073

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $5.3 million for second quarter 2006 and $10.3 million for the six months ended June 30, 2006, compared to $4.9 million and $9.8 million, respectively, for the same periods in 2005.  The effect of SFAS 140 was the classification as interest income of guarantee fees of $0.9 million for second quarter 2006 and $1.7 million for the six months ended June 30, 2006, compared to $0.9 million and $1.9 million, respectively, for the same periods in 2005, although management considers the amounts to have been earned in consideration for the assumption of credit risk.  That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk.  When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk.  The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

Expenses.  General and administrative expenses were $2.6 million for second quarter 2006 and $5.3 million for the six months ended June 30, 2006, compared to $2.3 million and $4.3 million, respectively, for the same periods in 2005.  The increase was largely attributable to increased legal fees related to mortgage securitizations and compliance matters.  Compensation and employee benefits were $2.7 million for second quarter 2006 and $5.6 million for the six months ended June 30, 2006, compared to $1.9 million and $3.7 million, respectively, for the same periods in 2005.  For second quarter 2006 and the six months ended June 30, 2006, compensation costs were higher due to expense related to stock options of $0.4 million and $1.0 million, respectively.  The comparable periods in the prior year did not include expense related to stock options.  For more information on stock option expense and the adoption of SFAS 123(R) on January 1, 2006, see Note 1(e).  The remainder of the increase was due to a general increase in staffing during 2005.

Regulatory fee expense for each of the six-month periods ended June 30, 2006 and 2005 was $1.2 million.  The Farm Credit Administration (“FCA”) has advised the Corporation that its estimated fees for the federal fiscal year ended September 30, 2006 will be $2.4 million.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.  Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at approximately the same levels through 2006.

During second quarter 2006, Farmer Mac released $2,000 from the allowance for losses, compared to a release of $0.3 million for second quarter 2005.  During the six months ended June 30, 2006, Farmer Mac released $1.7 million from the allowance for losses, compared to a release of $1.0 million for the six months ended June 30, 2005.  See “—Quantitative and Qualitative Disclosures About Market Risk Management—Credit Risk” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses.  As of June 30, 2006, Farmer Mac’s total allowance for losses was $6.3 million, or 13 basis points of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $8.7 million and 20 basis points as of December 31, 2005.

Gains and Losses on Financial Derivatives and Trading Assets.  The gain on financial derivatives and trading assets was $2.0 million for second quarter 2006 and $25,000 for the six months ended June 30, 2006, compared to gains of $3.8 million and $2.0 million, respectively, for the same periods in 2005.  The gains and losses resulted primarily from fluctuations in the fair values of financial derivatives that were not designated as either fair value hedges or cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which fluctuations resulted from movements in interest rates.  During second quarter 2006, Farmer Mac discontinued hedge accounting treatment for basis swaps with a notional mount of $210.0 million and a fair value of $9.1 million.  Accordingly, the Corporation recognized a $2.6 million gain on financial derivatives and trading assets in the condensed consolidated financial statements during second quarter 2006 related to the change in fair value of these swaps.  As of June 30, 2006, Farmer Mac had $4.1 million of net after-tax unrealized gains remaining in accumulated other comprehensive income related to these swaps.  In accordance with SFAS 133, this amount will be reclassified into earnings during the periods which the hedged forecasted transactions affect earnings.

Non-GAAP Performance Measures.  Farmer Mac reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In addition to GAAP measures, Farmer Mac presents certain non-GAAP performance measures.  Farmer Mac uses these non-GAAP performance measures to develop financial plans, to measure corporate economic performance, and to set incentive compensation because, in management’s view, the non-GAAP measures more accurately represent Farmer Mac’s economic performance, transaction economics and business trends.  Investors and the investment analyst community have previously relied upon similar measures to evaluate Farmer Mac’s historical and future performance.  Farmer Mac’s disclosure of non-GAAP measures is not intended to replace GAAP information but, rather, it is intended to supplement it.

Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133.  Core earnings for the three and six months ended June 30, 2006 were $6.3 million and $12.5 million, respectively, compared to $6.0 million and $12.2 million for the three and six months ended June 30, 2005.  The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)

GAAP net income available
to common stockholders	$7,619	$8,211	$12,656	$13,123

Less the effects of SFAS 133:
Unrealized gains/(losses) on financial
derivatives and trading assets, net of tax	1,290	2,251	157	898

Core earnings	$6,329	$5,960	$12,499	$12,225

Business Volume.  New business volume for second quarter 2006 was $657.9 million, up from $648.5 million in first quarter 2006.  That new business volume included an LTSPC issued to a Farm Credit System (“FCS”) institution on $486.7 million of agricultural real estate mortgage loans.  During second quarter 2006, the loans underlying that LTSPC were converted into a Farmer Mac Guaranteed Security.  In addition to the new business volume in first and second quarters of 2006, in July 2006, Farmer Mac guaranteed $1.0 billion of AgVantage securities supported by a five-year mortgage-backed obligation of Metropolitan Life Insurance Company (“MetLife”) backed by agricultural real estate mortgage loans.  This transaction was in addition to the similar first quarter transaction in which Farmer Mac guaranteed $500.0 million of AgVantage securities supported by a MetLife agricultural mortgage-backed obligation.

All of the above-referenced transactions were products of Farmer Mac’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs.  While Farmer Mac’s new business volume has improved as a result of those efforts, its future business with agricultural mortgage lenders may still be constrained by:
·        high levels of available capital and liquidity of agricultural lenders;
·        alternative sources of funding and credit enhancement for agricultural lenders;
·        increased competition in the secondary market for agricultural mortgage loans; and
·        reduced growth rates in the agricultural mortgage market.

    Management believes that legislative or regulatory developments or interpretations of Farmer Mac’s statutory charter could adversely affect Farmer Mac, its ability to offer new products, the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities.  See

“Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

For a more detailed discussion of the above factors and the related effects on Farmer Mac’s business volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2006” in the Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

Looking ahead, Farmer Mac is developing innovative ways to serve the financing needs of rural America, and remains confident of opportunities for increased business volume and income growth as a result of the Corporation’s product development and customer service efforts.  Farmer Mac’s marketing initiatives are generating business opportunities for 2006 and, it believes, beyond.  Current initiatives include:
·        an alliance with the American Bankers Association, entered into in October 2005, under which Farmer Mac agreed to facilitate access and improve pricing to ABA member institutions and the ABA agreed to promote member participation in the Farmer Mac I program;
·        new and expanded business relationships that will serve a cross-section of agricultural lenders in many areas of the nation;
·        expanded use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage portfolios;
·        product enhancements, such as open prepayment loan structures;
·        agribusiness and rural development loans associated with agriculture, in fulfillment of Farmer Mac’s Congressional mission;
·        federal and state agricultural finance programs;
·        new loan securitization structures; and
·        increased efforts to adjust the pricing of products to reflect with greater precision the risks assumed by Farmer Mac and the creditworthiness of the obligors on obligations guaranteed by Farmer Mac.
Some of the agribusiness and rural development initiatives will require Farmer Mac to consider credit risks that expand upon or differ from those the Corporation has accepted previously.  Farmer Mac will use underwriting standards appropriate to those credit risks, and likely will draw upon outside expertise to analyze and evaluate the credit and funding aspects of loans submitted pursuant to those initiatives.  While Farmer Mac is seeking to expand its mix of loan types within the scope of its Congressional charter, it is too early to assess the probability of success of these efforts.  Farmer Mac believes that prospects for large portfolio transactions similar to those that have accounted for a significant portion of Farmer Mac’s previous growth, including the previously mentioned January and July 2006 AgVantage transactions and the April 2006 LTSPC transaction, continue to exist.  No assurance can be given at this time as to the certainty or timing of similar transactions in the future.

The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated:
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Loan purchase and guarantee and
commitment activity:
Farmer Mac I:
Loans	$26,114	$20,382	$56,374	$38,922
LTSPCs	570,595	96,419	643,750	129,701
AgVantage	-	-	500,000	-
Farmer Mac II Guaranteed Securities	61,204	45,123	106,331	88,757
Total purchases, guarantees
and commitments	$657,913	$161,924	$1,306,455	$257,380

Farmer Mac I Guaranteed Securities issuances:
Retained	$-	$-	$-	$-
Sold	1,548	20,098	3,033	22,012
Loans previously under LTSPCs
exchanged for Farmer Mac
Guaranteed Securities	550,114	-	550,114	-
Total	$551,662	$20,098	$553,147	$22,012

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
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases	$26,114	$20,382	$56,374	$38,922

Defaulted loans purchased underlying
off-balance sheet Farmer Mac I
Guaranteed Securities	-	-	506	1,595

Defaulted loans underlying on-balance
sheet Farmer Mac I Guaranteed
Securities transferred to loans	214	-	813	1,174

Defaulted loans purchased
underlying LTSPCs	297	405	3,246	1,035

Total loan purchases	$26,625	$20,787	$60,939	$42,726

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2006 was two months and during second quarter 2005, the weighted-average age was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2006 and second quarter 2005, 76 percent and 77 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.9 years and 14.6 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2006 and second quarter 2005 was 9.8 years and 13.7 years, respectively.

    As of June 30, 2006, Farmer Mac had 165 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies.  The increase in the number of approved Farmer Mac I loan sellers from 95 as of June 30, 2005 is principally a result of two factors:  (1) an increase in the number of new Farmer Mac Sellers precipitated largely by the new American Bankers Association/Farmer Mac Alliance; and (2) a new, customized seller recertification process that is conducted quarterly instead of annually.  In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac.  As of June 30, 2006, approximately 100 lenders were participating in those networks.

Sellers in the Farmer Mac II program consist mostly of community and regional banks.  As of June 30, 2006, more than 300 lenders were participating, directly or indirectly, in one or both of the Farmer Mac I or Farmer Mac II programs.

USDA’s most recent publications (as available on USDA’s website as of August 8, 2006) forecast:
·        2006 net cash farm income to be $64.8 billion, following record years of $82.8 billion in 2005 and $85.5 billion in 2004.
·        2006 net farm income to be $56.2 billion, which is a decrease of $16.4 billion from 2005 but still slightly above the 10‑year average net farm income of $55.7 billion.
·        Total direct U.S. government payments to be $18.5 billion in 2006, down from the forecast of $23.0 billion for 2005, but still higher than the estimate of $13.3 billion for 2004.
·        Countercyclical payments are forecast to increase from $4.1 billion in 2005 to $5.3 billion in 2006.
·        Marketing loan benefits including loan deficiency payments, marketing loan gains, and certificate exchange gains are projected to be down from $6.2 billion in 2005 to $4.1 billion in 2006.
·        The value of U.S. farm real estate to increase 6.5 percent in 2006 to $1.4 trillion, as compared to the 2005 increase of 6.8 percent, and the general economy to support further growth in farmland values.
·        The amount of farm real estate debt to increase by 3.1 percent in 2006 to $122.9 billion, compared to $119.2 billion in 2005.

The USDA forecasts referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac’s financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate above-average borrower cash flows and generally increased values in U.S. farm real estate.

Balance Sheet Review

During the six months ended June 30, 2006, there were $44.7 million of net principal paydowns in program assets (Farmer Mac Guaranteed Securities and loans) offset by a $276.1 million increase in the portfolio of investment securities and cash and cash equivalents.  Consistent with the net increase in assets during the period, total liabilities increased $218.6 million from December 31, 2005 to June 30, 2006.  For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the six months ended June 30, 2006, accumulated other comprehensive income increased $1.7 million, which is the net effect of a $15.7 million decrease in after-tax unrealized gains on securities available for sale and a $17.4 million increase in the after-tax fair value of financial derivatives classified as cash flow hedges.  Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.

    Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  As of June 30, 2006, Farmer Mac’s core capital totaled $249.8 million, compared to $244.8 million as of December 31,

2005.  As of June 30, 2006, core capital exceeded Farmer Mac’s statutory minimum capital requirement of $158.5 million by $91.3 million.

Farmer Mac was in compliance with its risk-based capital standards as of June 30, 2006.  As of June 30, 2006, the risk-based capital stress test generated a regulatory capital requirement of $67.7 million, up from the $32.4 million requirement as of December 31, 2005.  The increase in the risk-based capital requirement from December 31, 2005 to June 30, 2006 was attributable to an increase in Farmer Mac’s outstanding business volume and changes in the interest rate environment during that period.  As of June 30, 2006, Farmer Mac’s regulatory capital of $256.1 million exceeded the risk-based capital requirement by approximately $188.4 million.  On November 17, 2005, FCA published in the Federal Register a proposed rule that would revise the risk-based capital regulation.  For further discussion of that proposed rule, see “Regulatory Matters.”

Off-Balance Sheet Program Activities

Farmer Mac offers approved agricultural and rural residential mortgage lenders two off‑balance sheet alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program; and (2) LTSPCs, which are available only through the Farmer Mac I program.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  See Note 3 to the interim unaudited condensed consolidated financial statements for further information regarding Farmer Mac’s off-balance sheet program activities.

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

    Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree.  As of June 30, 2006, 55 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 80 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties.  Of the Farmer Mac I fixed rate loans purchased in second quarter 2006, 14 percent had yield maintenance or another form of prepayment protection.  As of June 30, 2006, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 14 percent contained prepayment penalties.  Of the USDA‑guaranteed portions purchased in second quarter 2006, less than one percent contained other forms of prepayment penalties.

As of June 30, 2006, Farmer Mac had $349.0 million of cash and cash equivalents and $2.0 billion of investment securities.  Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding.  Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities.  As of June 30, 2006, Farmer Mac’s investment securities consisted of $956.5 million of floating rate securities that have rates that adjust within one year.  These floating rate investments are funded using:
·        a series of discount note issuances in which each successive discount note is issued and matures on or about the corresponding interest rate reset date of the related investment;
·        floating-rate notes having similar rate reset provisions as the related investment; or
·        fixed-rate notes swapped to floating rates having similar reset provisions as the related investment.

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of June 30, 2006 and December 31, 2005 to an immediate and instantaneous parallel shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	June 30,	December 31,
Scenario	2006	2005

+ 300 bp	-9.2%	-6.2%
+ 200 bp	-5.8%	-3.6%
+ 100 bp	-2.6%	-1.4%
- 100 bp	1.0%	0.0%
- 200 bp	0.4%	-0.7%
- 300 bp	-0.7%	-1.5%

    During second quarter 2006, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities.  As of June 30, 2006, a uniform or “parallel” increase of 100 basis points would have increased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 3.1 percent, while a parallel decrease of 100 basis points would have decreased NII by 5.1 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of June 30, 2006, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks as to the parallel shocks.  As of June 30, 2006, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 1.4 months, compared to plus 0.5 months as of December 31, 2005.  Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable.  Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of June 30, 2006, Farmer Mac had $1.4 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years.  Of those interest rate swaps, $774.7 million were floating-to-fixed rate interest rate swaps, $279.0 million were fixed-to-floating interest rate swaps and $372.9 million were basis swaps.

Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes.  When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges.  Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of June 30, 2006, Farmer Mac had uncollateralized net exposure of $2.6 million to two counterparties.

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

Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:
·        an “Allowance for loan losses” on loans held for investment;
·        a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned”;
·        an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under “Reserve for losses.”

Farmer Mac’s provision for losses is presented in two components on its consolidated statement of operations:

·        a “Provision for loan losses,” which represents losses on Farmer Mac’s loans held for investment; and
·        a “Provision for losses,” which represents losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned.

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

Farmer Mac’s current methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The new allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration several factors, including:
·        economic conditions;
·        geographic and agricultural commodity/product concentrations in the portfolio;
·        the credit profile of the portfolio;
·        delinquency trends of the portfolio; and
·        historical charge-off and recovery activities of the portfolio.
If, based on that evaluation, management concludes that the assumption is not valid due to other more compelling indicators, the loss allowance calculation is modified by the addition of further assumptions to capture current portfolio trends and characteristics that differ from historical experience.

            As of June 30, 2006, Farmer Mac concluded that the credit profile of its portfolio was consistent with Farmer Mac’s historical credit profile and trends.  Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I

Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities.  Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of June 30, 2006, there were no probable losses inherent in Farmer Mac’s AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2006 and 2005:

	June 30, 2006

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,883	$-	$2,931	$6,814
Provision/(recovery) for losses	(594)	5	587	(2)
Net charge-offs	(555)	(5)	-	(560)

Ending balance	$2,734	$-	$3,518	$6,252

Six Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,606)	155	(259)	(1,710)
Net charge-offs	(536)	(155)	-	(691)

Ending balance	$2,734	$-	$3,518	$6,252

	June 30, 2005

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,846	$-	$12,485	$16,331
Provision for losses	(203)	-	(91)	(294)
Net recoveries	27	-	-	27

Ending balance	$3,670	$-	$12,394	$16,064

Six Months Ended:
Beginning balance	$4,395	$-	$12,706	$17,101
Provision/(recovery) for losses	(787)	120	(312)	(979)
Net (charge-offs)/recoveries	62	(120)	-	(58)

Ending balance	$3,670	$-	$12,394	$16,064

    During second quarter 2006, Farmer Mac released $2,000 from the allowance for losses, compared to the release of $0.3 million in second quarter 2005.  During second quarter 2006, Farmer Mac charged off $0.9 million in losses against the allowance for losses and had $0.3 million in recoveries for net charge-offs of $0.6 million.  During second quarter 2005, Farmer Mac charged off $15,000 in losses against the allowance for losses and had $42,000 in recoveries for net charge-offs of $27,000.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities that was charged off in second quarter 2006 or second quarter 2005.  As of June 30, 2006, Farmer Mac’s allowance for losses totaled

$6.3 million, or 13 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $8.7 million (20 basis points) as of December 31, 2005.

As of June 30, 2006, Farmer Mac’s 90‑day delinquencies totaled $21.0 million and represented 0.46 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $36.8 million (0.85 percent) as of June 30, 2005.  As of June 30, 2006, Farmer Mac’s non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $40.0 million and represented 0.87 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $60.7 million (1.39 percent) as of June 30, 2005.  Loans that have been restructured after delinquency were insignificant and are included within the reported 90‑day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:
	Outstanding
	Post-1996 Act
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-Day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2006	$4,633,841	$40,083	0.87%	$19,075	$21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%
June 30, 2004	4,882,505	69,751	1.43%	36,978	32,773	0.68%

(1) Excludes loans underlying AgVantage securities.

As of June 30, 2006, approximately $1.3 billion (29.1 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.2 billion (28.4 percent) as of June 30, 2005.

As of June 30, 2006, Farmer Mac individually analyzed $30.8 million of its $68.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $38.0 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Of the $30.8 million of assets analyzed individually, $29.4 million were adequately collateralized.  For the $1.4 million of assets that were not adequately collateralized, individual collateral shortfalls totaled $15,000.  Accordingly, Farmer Mac recorded specific allowances of $15,000 for those under-collateralized assets as of June 30, 2006.  In addition to the specific allowances provided, Farmer Mac’s non-specific or general allowances were $6.2 million as of June 30, 2006.

As of June 30, 2006, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 50.1 percent, and the weighted-average original LTV ratio for all post-1996 Act non‑performing assets was 56.1 percent.  The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio
as of June 30, 2006
(dollars in thousands)
	Post-1996 Act
	Non-performing
Original LTV Ratio	Assets	Percentage
0.00% to 40.00%	$4,147	10%
40.01% to 50.00%	6,329	16%
50.01% to 60.00%	17,120	43%
60.01% to 70.00%	12,185	30%
70.01% to 80.00%	302	1%
80.01% +	-	0%
Total	$40,083	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of June 30, 2006 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
	Distribution of
	Outstanding	Outstanding	Post-1996 Act
	Loans,	Loans,	Non-	Non-	Specific
	Guarantees and	Guarantees and	performing	performing	Allowance
	LTSPCs	LTSPCs (1)	Assets (2)	Asset Rate	for Losses
	(dollars in thousands)
By year of origination:
Before 1996	12%	$562,756	$3,619	0.64%	$-
1996	5%	222,025	7,053	3.18%	-
1997	6%	280,529	3,270	1.17%	-
1998	10%	462,138	8,668	1.88%	15
1999	10%	481,517	6,946	1.44%	-
2000	6%	277,814	4,239	1.53%	-
2001	9%	416,876	4,082	0.98%	-
2002	11%	523,406	369	0.07%	-
2003	11%	493,231	-	0.00%	-
2004	8%	353,116	1,184	0.34%	-
2005	10%	450,804	653	0.14%	-
2006	2%	109,629	-	0.00%	-
-
Total	100%	$4,633,841	$40,083	0.87%	$15

By geographic region (3):
Northwest	19%	$863,845	$27,066	3.13%	$-
Southwest	46%	2,204,629	5,727	0.26%	-
Mid-North	16%	723,383	2,168	0.30%	15
Mid-South	7%	307,183	2,315	0.75%	-
Northeast	7%	319,752	1,354	0.42%	-
Southeast	5%	215,049	1,453	0.68%	-

Total	100%	$4,633,841	$40,083	0.87%	$15

By commodity/collateral type:
Crops	41%	$1,894,824	$16,978	0.90%	$-
Permanent plantings	27%	1,208,917	18,531	1.53%	15
Livestock	24%	1,113,776	3,564	0.32%	-
Part-time farm/rural housing	6%	294,356	1,010	0.34%	-
Ag storage and processing	2%	100,127	-	0.00%	-
Other	0%	21,841	-	0.00%	-

Total	100%	$4,633,841	$40,083	0.87%	$15

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
(3) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI,
NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE,
KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA,
LA, MS, SC).

The following table presents Farmer Mac’s cumulative credit losses and current specific allowances relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of June 30, 2006.  The purpose of this table is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses
Relative to all Cumulative Original Loans, Guarantees and LTSPCs

	Cumulative				Current	Combined
	Original Loans,		Cumulative	Cumulative	Specific	Credit Loss
	Guarantees		Net Credit	Loss	Allowance	and Specific
	and LTSPCs (1)		Losses	Rate	for Losses	Allowance Rate
	(dollars in thousands)
By year of origination:
Before 1996	$2,746,062		$381	0.01%	$-	0.01%
1996	647,049		1,503	0.23%	-	0.23%
1997	742,814		2,513	0.34%	-	0.34%
1998	1,107,868		3,895	0.35%	15	0.35%
1999	1,116,350		1,323	0.12%	-	0.12%
2000	716,717		2,283	0.32%	-	0.32%
2001	937,171		651	0.07%	-	0.07%
2002	944,660		-	0.00%	-	0.00%
2003	748,274		-	0.00%	-	0.00%
2004	458,595		-	0.00%	-	0.00%
2005	531,550		-	0.00%	-	0.00%
2006	149,327		-	0.00%	-	0.00%

Total	$10,846,437		$12,549	0.12%	$15	0.12%

By geographic region (2):
Northwest	$2,195,071		$7,244	0.33%	$-	0.33%
Southwest	4,803,870		4,732	0.10%	-	0.10%
Mid-North	1,513,283		18	0.00%	15	0.00%
Mid-South	629,756		336	0.05%	-	0.05%
Northeast	856,859		1	0.00%	-	0.00%
Southeast	847,598		218	0.03%	-	0.03%

Total	$10,846,437		$12,549	0.12%	$15	0.12%

By commodity/collateral type:
Crops	$4,440,433		$(19)	0.00%	$-	0.00%
Permanent plantings	2,754,559		9,653	0.35%	15	0.35%
Livestock	2,598,381		2,709	0.10%	-	0.10%
Part-time farm/rural housing	775,146		206	0.03%	-	0.03%
Ag storage and processing	179,273	(3)	-	0.00%	-	0.00%
Other	98,645		-	0.00%	-	0.00%

Total	$10,846,437		$12,549	0.12%	$15	0.12%

(1) Excludes loans underlying AgVantage securities.
(2) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO,
HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);
Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV);
and Southeast (AL, AR, FL, GA, LA, MS, SC).
(3) Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of June 30, 2006, approximately $53.9 million of the loans were not yet disbursed by the lender.

Liquidity and Capital Resources

Farmer Mac has sufficient liquidity and capital resources to support its operations for the next twelve months and has a contingency funding plan to handle unanticipated disruptions in its access to the capital markets.

Debt Issuance.  Section 8.6(e) of Farmer Mac’s statutory charter (12 U.S.C. § 2279aa‑6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable available cash and cash equivalents for business operations, including adequate liquidity.  Farmer Mac funds its purchases of program (loans and Farmer Mac Guaranteed Securities), mission-related and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Farmer Mac’s debt obligations consist of discount notes and medium-term notes, including floating rate notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations.

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

Farmer Mac’s board of directors has authorized the issuance of up to $5.0 billion of discount notes and medium-term notes (of which $4.2 billion was outstanding as of June 30, 2006), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

Liquidity.  The funding and liquidity needs of Farmer Mac’s business programs are driven by the purchase and retention of eligible loans, Farmer Mac Guaranteed Securities and mission-related assets; the maturities of Farmer Mac’s discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac’s primary sources of funds to meet these needs are:
·        principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities, LTSPCs and mission-related assets;
·        principal and interest payments received from investment securities; and
·        the issuance of new discount notes and medium-term notes.

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

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs.  As of June 30, 2006, Farmer Mac’s cash and cash equivalents and liquidity investment securities were $349.0 million and $1.5 billion, respectively.  In addition, as of June 30, 2006, Farmer Mac held:  (1) $500.0 million of mission-related non‑program investment securities issued by the National Rural Utilities Cooperative Finance Corporation; and (2) $830.1 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. government.  Both types of assets could be drawn upon as an additional source of liquidity.  As of June 30, 2006, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 86 percent of Farmer Mac’s total liabilities.  Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity.  For second quarter 2006, Farmer Mac maintained an average of greater than 90 days of liquidity.

Capital.  During second quarter 2006, Farmer Mac repurchased 282,500 shares of its Class C Non-Voting Common Stock at an average price of $26.55 per share pursuant to the Corporation’s previously announced stock repurchase program.  These repurchases reduced the Corporation’s capital by approximately $7.5 million.  During the six months ended June 30, 2006, Farmer Mac repurchased 321,450 shares of its Class C Non-Voting Common Stock at an average price of $26.70, which reduced the Corporation’s capital by approximately $8.6 million.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

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

    In the November 17, 2005 issue of the Federal Register, FCA published for public comment a proposed rule that would revise certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  The public comment period for that proposed rule closed May 17, 2006.  Farmer Mac has provided written comments on the proposed rule to FCA.  FCA’s announcement of the proposed rule stated that it “is designed to update Farmer Mac’s risk-based capital stress test to reflect the evolution of the Corporation’s loan portfolio and the practices of other leading financial institutions.”  The FCA Board is currently scheduled to consider a final rule for the Farmer Mac risk-based capital stress test in November 2006.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  Farmer Mac believes that, under current economic conditions and the state of the Corporation’s portfolio, the proposed risk-based capital rule, if adopted in its proposed form, would increase the Corporation’s risk-based capital requirement from its current level ($67.7 million) to a higher level.  As of June 30, 2005, Farmer Mac’s regulatory capital, which must be maintained at a level greater than risk-based capital, was $254.3 million.  FCA has estimated that, had the proposed rule been effective on June 30, 2005, the risk-based capital requirement as of that date would have been $123.5 million, compared to the $49.6 million risk-based capital requirement under the existing risk-based capital stress test.  FCA has not provided Farmer Mac with an estimate of what the risk-based capital requirement under the proposed rule would have been as of June 30, 2006 and, as of the date of this filing, Farmer Mac does not have adequate information to project that requirement with certainty.  Farmer Mac believes, however, that as of June 30, 2006, the risk-based capital requirement under the proposed rule would have been significantly higher than $123.5 million (possibly in excess of the $158.5 million statutory minimum capital requirement), based upon its net increase in program business volume and changes in the interest rate environment since June 30, 2005.  During the period from June 30, 2005 through June 30, 2006, Farmer Mac increased its net program business volume by $854.6 million, including a $500.0 million AgVantage transaction in January 2006.  AgVantage transactions have minimal effect in the determination of the risk-based capital requirement under the existing rule, and Farmer Mac expects no change if the proposed rule becomes effective in its current form.  Looking ahead, if the proposed rule becomes effective in its current form, the volume and product mix of Farmer Mac’s future growth could be constrained.

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  Each dividend was paid on the last business day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid.  On August 2, 2006, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on September 29, 2006 to holders of record as of September 15, 2006.  Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

    On November 11, 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common

Stock.  The authority for this stock repurchase program expires in November 2007.  During second quarter 2006, Farmer Mac repurchased 282,500 shares of its Class C Non-Voting Common Stock under the repurchase program at an average price of $26.55 per share.

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I
	Loans and
	Guaranteed
	Securities	LTSPCs		Farmer Mac II	Total
	(in thousands)
For the quarter ended:

June 30, 2006	$26,114	$570,595	(1)	$61,204	$657,913
March 31, 2006	530,260	73,155	(2)	45,127	648,542
December 31, 2005	31,313	239,957		59,230	330,500
September 30, 2005	39,821	91,783		52,181	183,785
June 30, 2005	20,382	96,419		45,123	161,924
March 31, 2005	18,540	33,282		43,634	95,456
December 31, 2004	28,211	34,091		55,122	117,424
September 30, 2004	23,229	84,097		49,798	157,124
June 30, 2004	27,520	127,098		34,671	189,289

For the year ended:
December 31, 2005	110,056	461,441	(3)	200,168	771,665
December 31, 2004	104,404	392,559		174,074	671,037

(1)
$29.5 million of the LTSPCs during second quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of June 30, 2006, approximately $12.0 million of the loans were not yet disbursed by the lender.

(2)
$28.5 million of the LTSPCs during first quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of June 30, 2006, approximately $21.7 million of the loans were not yet disbursed by the lender.

(3)
$104.8 million of the LTSPCs during 2005 were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of June 30, 2006, approximately $20.2 million of the loans were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I
	Post-1996 Act
	Loans and
	Guaranteed
	Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Total
	(in thousands)
As of:
June 30, 2006 (1)	$3,015,653	$2,149,677	$9,922	$863,778	$6,039,030
March 31, 2006	2,509,306	2,243,259	11,337	842,363	5,606,265
December 31, 2005	2,094,411	2,329,798	13,046	835,732	5,272,987
September 30, 2005	2,116,680	2,183,058	14,209	810,686	5,124,633
June 30, 2005	2,199,508	2,181,896	16,333	786,671	5,184,408
March 31, 2005	2,243,357	2,209,792	17,236	777,465	5,247,850
December 31, 2004	2,367,460	2,295,103	18,639	768,542	5,449,744
September 30, 2004	2,398,854	2,381,006	18,909	742,474	5,541,243
June 30, 2004	2,511,302	2,390,779	22,155	715,750	5,639,986

    (1) The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $550.1 million of existing LTSPCs to Farmer Mac I Guaranteed
      Securities during second quarter 2006 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
				Total
	Fixed Rate	5-to-10-Year	1-Month-to-3-Year	Held in
	(10-yr. wtd. avg. term)	ARMs & Resets	ARMs	Portfolio
	(in thousands)
As of:
June 30, 2006	$885,875	$749,289	$441,063	$2,076,227
March 31, 2006	871,054	729,992	464,032	2,065,078
December 31, 2005	866,362	752,885	479,649	2,098,896
September 30, 2005	840,330	785,387	477,345	2,103,062
June 30, 2005	838,872	803,377	488,555	2,130,804
March 31, 2005	828,985	822,275	492,358	2,143,618
December 31, 2004	763,210	923,520	533,686	2,220,416
September 30, 2004	753,205	929,641	520,246	2,203,092
June 30, 2004	782,854	978,531	529,654	2,291,039

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk attributable to changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk Management—Interest Rate Risk” for more information about Farmer Mac’s exposure to interest rate risk and strategies to manage such risk.  For information regarding Farmer Mac’s use of and accounting policies for financial derivatives, see Note 1(c) to the interim unaudited condensed consolidated financial statements contained in this report.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information regarding Farmer Mac’s debt issuance and liquidity risks.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of June 30, 2006.  Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting.  There was no change in Farmer Mac’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

On April 4, 2006, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 503 shares of its Class C Non-Voting Common Stock, at an issue price of $29.42 per share, to the eight directors who elected to receive such stock in lieu of their cash retainers.

During second quarter 2006, Farmer Mac granted options under its 1997 Stock Option Plan to purchase an aggregate of 358,928 shares of Class C Non-Voting Common Stock to directors, officers and employees.  356,928 of the options were granted on June 1, 2006 and have an exercise price of $26.36 per share; and 2,000 of the options were granted on June 19, 2006 and have an exercise price of $26.10 per share.

(b)     Not applicable.

(c)     As shown in the table below, Farmer Mac repurchased 282,500 shares of its Class C Non-Voting Common Stock during second quarter 2006 at an average price of $26.55 per share.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities

			Total Number of
			Class C Shares	Maximum Number
	Total Number	Average	Purchased as Part	of Class C Shares
	of Class C	Price Paid	of Publicly	that May Yet Be
	Shares	per Class	Announced	Purchased Under
Period	Purchased	C Share	Program*	the Program

April 1, 2006 - April 30, 2006	30,500	$27.69	30,500	845,232
May 1, 2006 - May 31, 2006	45,100	$26.38	45,100	800,132
June 1, 2006 - June 30, 2006	206,900	$26.42	206,900	593,232

Total	282,500	$26.55	282,500

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

Item 3.    Defaults Upon Senior Securities

(a)          Not applicable.

(b)         Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)     Farmer Mac’s Annual Meeting of Stockholders was held on June 1, 2006.
(b)     See paragraph (c)(1) below.  In addition to the Directors elected at the Annual Meeting of Stockholders on June 1, 2006, the following Directors appointed by the President of the United States continue to serve as Directors of Farmer Mac:

                     Fred L. Dailey (Chairman)
                     Julia Bartling
                     Grace T. Daniel
                     Lowell L. Junkins
                     Glen O. Klippenstein

(c)	(1)Election of Directors:

Class A Nominees
Number of Shares
                                       For      Withheld

Dennis L. Brack                 716,723          72,495
Dennis A. Everson          784,418            4,800
Mitchell A. Johnson           725,740          63,478
Timothy F. Kenny               786,518         2,700
Charles E. Kruse                  786,318         2,900

Class B Nominees
Number of Shares
        For      Withheld

Ralph “Buddy” Cortese          391,678        100,573
Paul A. DeBriyn              391,778        100,473
Ernest M. Hodges               492,051          200
John G. Nelson, III               391,778        100,473
John Dan Raines             391,678        100,573

(2)	Selection of Independent Registered Public Accounting Firm
(Deloitte & Touche LLP):

Class A Stockholders
Number of Shares

For   787,368

Against   1,250

Abstain   600

Class B Stockholders
Number of Shares

For   492,151

Against   100

Abstain   0

(d)	Not applicable.

Item 5.    Other Information

(a)          None.

(b)         Not applicable.

Item 6.    Exhibits

*          3.1       -        Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L. 104-105 (Form 10-K filed March 29, 1996).

*          3.2       -        Amended and restated By-Laws of the Registrant (Form 10-Q filed August 9, 2004).

*          4.1       -        Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*          4.2       -        Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*          4.3       -        Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*          4.4       -        Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*          4.5.1    -        Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*          4.5.2    -        Supplemental Agreement for 4.25% Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

†*        10.1     -        Stock Option Plan (Previously filed as Exhibit 19.1 to Form 10-Q filed August 14, 1992).

†*        10.1.1  -        Amendment No. 1 to Stock Option Plan (Previously filed as Exhibit 10.2 to Form 10-Q filed August 16, 1993).

†*        10.1.2  -        1996 Stock Option Plan (Form 10-Q filed August 14, 1996).

†*        10.1.3  -        Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*        10.1.4  -        Form of stock option award agreement under 1997 Incentive Plan (Form 10‑K filed March 16, 2005).

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
**        Filed with this report.
†          Management contract or compensatory plan.
#          Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*        10.2.11 -       Amendment No. 11 dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2002).

†*        10.2.12  -      Amendment No. 12 dated as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).

†*        10.2.13  -      Amendment No. 13 dated as of August 3, 2004 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 9, 2004).

†*        10.2.14  -      Amendment No. 14 dated as of June 16, 2005 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2005).

†**      10.2.15  -      Amendment No. 15 dated as of June 1, 2006 to Employment Contract between Henry D. Edelman and the Registrant.

†*        10.3     -        Employment Agreement dated May 11, 1989 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*        10.3.1  -        Amendment dated December 14, 1989 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*        10.3.2  -        Amendment No. 2 dated February 14, 1991 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

†*        10.3.3  -        Amendment to Employment Contract dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

†*        10.3.4  -        Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 31, 1994).

†*        10.3.5  -        Amendment No. 5 dated as of June 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

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
**        Filed with this report.
†          Management contract or compensatory plan.
#          Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*        10.3.16 -       Amendment No. 16 dated as of August 3, 2004 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 9, 2004).

†*        10.3.17 -       Amendment No. 17 dated as of June 16, 2005 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2005).

†**      10.3.18 -       Amendment No. 18 dated as of June 1, 2006 to Employment Contract between Nancy E. Corsiglia and the Registrant.

†*        10.4     -        Employment Contract dated as of September 1, 1997 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

†*        10.4.1  -        Amendment No. 1 dated as of June 4, 1998 to Employment Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

†*        10.4.2  -        Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

†*        10.4.3  -        Amendment No. 3 dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2000).

†*        10.4.4  -        Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2001).

†*        10.4.5  -        Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2002).

†*        10.4.6  -        Amendment No. 6 dated as of June 5, 2003 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2003).

†*        10.4.7  -        Amendment No. 7 dated as of August 3, 2004 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed November 9, 2004).

*          Incorporated by reference to the indicated prior filing.
**        Filed with this report.
†          Management contract or compensatory plan.
#          Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*        10.4.8  -        Amendment No. 8 dated as of June 16, 2005 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2005).

†**      10.4.9  -        Amendment No. 9 dated as of June 1, 2006 to Employment Contract between Tom D. Stenson and the Registrant.

†*        10.5     -        Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

†*        10.5.1  -        Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.1 to Form 10-Q filed August 14, 2000).

†*        10.5.2  -        Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.2 to Form 10-Q filed August 14, 2001).

†*        10.5.3  -        Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2002).

†*        10.5.4  -        Amendment No. 4 dated as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2003).

†*        10.5.5  -        Amendment No. 5 dated as of June 16, 2005 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2005).

†**      10.5.6  -        Amendment No. 6 dated as of June 1, 2006 to Employment Contract between Jerome G. Oslick and the Registrant.

†*        10.6     -        Employment Contract dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

†*        10.6.1  -        Amendment No. 1 dated as of August 3, 2004 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed November 9, 2004).

*          Incorporated by reference to the indicated prior filing.
**        Filed with this report.
†          Management contract or compensatory plan.
#          Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*        10.6.2  -        Amendment No. 2 dated as of June 16, 2005 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2005).

†**      10.6.3  -        Amendment No. 3 dated as of June 1, 2006 to Employment Contract between Timothy L. Buzby and the Registrant.

*          10.7     -        Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*          10.8     -        Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*          10.9     -        Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#        10.10   -        ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#        10.11   -        Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#        10.11.1 -       Amendment No. 1 dated as of February 26, 1997 to Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#        10.11.2 -       Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Form 10-Q filed August 9, 2004).

*#        10.12   -        Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).

*#        10.13   -        Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*          Incorporated by reference to the indicated prior filing.
**        Filed with this report.
†          Management contract or compensatory plan.
#          Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#        10.13.1 -       Amendment No. 1 dated as of January 1, 2000 to Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*          10.13.2 -       Amendment No. 2 dated as of September 1, 2002 to Long Term Standby Commitment to Purchase dated as of August 1, 1998, as amended by Amendment No. 1 dated as of January 1, 2000, between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*          10.14   -        Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

†*        10.15   -        Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#        10.16   -        Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#        10.17   -        Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*        10.18   -        Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

†**      10.18.1 -       Amendment No. 1 dated as of dated June 1, 2006 to Employment Contract between Mary K. Waters and the Registrant.

†**      10.19   -        Description of compensation agreement between the Registrant and its directors.

            21        -        Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**        31.1     -        Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**        31.2     -           Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to

*          Incorporated by reference to the indicated prior filing.
**        Filed with this report.
†          Management contract or compensatory plan.
#          Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**        32        -        Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 9, 2006

By:	/s/ Henry D. Edelman
Henry D. Edelman President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Corsiglia
Nancy E. Corsiglia Vice President - Finance (Principal Financial Officer)