Form 10-K/A
period 2005-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2006-11-09
CIK 845877

As filed with the Securities and Exchange Commission on
November 9, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number 0-17440

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States	52-1578738
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1133 21st Street, N.W., Suite 600, Washington, D.C.	20036
(Address of principal executive offices)	(Zip code)

(202) 872-7700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Exchange on Which Registered
Class A voting common stock	New York Stock Exchange
Class C non-voting common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Class B voting common stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. §229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $16,904,792 and $214,324,765, respectively, as of June 30, 2005, based upon the closing prices for the respective classes on June 30, 2005 reported by the New York Stock Exchange. For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

As of March 1, 2006, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,596,336 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2006 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K/A as described herein).

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
FISCAL YEAR 2005 FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of the Federal Agricultural Mortgage Corporation (“Farmer Mac”) for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission on March 16, 2006 (the “Original Filing”) is being filed to amend and restate financial and other information contained in Item 1 (Business—Capital Standards; General), Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Operating Results and Financial Condition), Item 7A (Quantitative and Qualitative Disclosures About Market Risk), Item 8 (Financial Statements and Supplementary Data), Item 9A (Controls and Procedures) and Item 15 (Exhibits and Financial Statements Schedule) of the Original Filing.

This Amendment restates the Corporation’s consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, and other financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly unaudited data for 2005 and 2004. The Corporation is concurrently filing amendments to its Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006 to restate the quarterly unaudited interim consolidated financial statements and other financial information contained in those reports. In this regard, investors should rely on the restated financial results for the years and each of the quarters in the years 2005, 2004, 2003, 2002 and 2001 and the first and second quarters of 2006 and, as the Corporation previously reported on Form 8-K on October 6, 2006, should not rely on the Corporation’s previously issued consolidated financial statements and other financial information for these reporting periods.

The Corporation, in light of SEC staff comments, has recently concluded a reassessment of its documentation and accounting treatment of financial derivative transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), interpretations of which have evolved. Based on the reassessment, while the transactions engaged in by the Corporation were highly effective economic hedges of interest rate risk, the Corporation has determined that it was not appropriately applying hedge accounting in accordance with SFAS 133. See “Note 15 - Restatement of Consolidated Financial Statements” in Item 8 and the discussion under the caption “Restatement of Consolidated Financial Statements” in Item 7 for further information related to the restatement with respect to the hedge accounting that had been employed and the effects of this treatment on the restated consolidated financial statements.

This Amendment also addresses management’s re-evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting resulting from management’s reassessment and identification of a material weakness in internal control over financial reporting relating to Farmer Mac’s accounting for derivatives under SFAS 133. See Item 9A (Controls and Procedures) for further discussion. New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment.

Except as described above, no attempt has been made in this Amendment to amend or update other disclosures presented in this Form 10-K/A. Therefore, this Amendment does not reflect events occurring after the filing of the Original Filing or amend or update those disclosures, or related exhibits, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with Farmer Mac’s other filings with the SEC subsequent to the filing of the Original Filing.

PART I		7
Item 1.	Business	7
	General	7
	FARMER MAC PROGRAMS	9
	Farmer Mac I	9
	Loan Eligibility	9
	Purchases	10
	Off-Balance Sheet Guarantees and Commitments	11
	Underwriting and Appraisal Standards	12
	Sellers	15
	Servicing	16
	Farmer Mac I Guaranteed Securities	16
	Farmer Mac I Transactions	18
	Funding of Guarantee and Purchase Commitment Obligations	18
	Portfolio Diversification	19
	Farmer Mac II	20
	General	20
	United States Department of Agriculture Guaranteed Loan Programs	20
	Farmer Mac II Guaranteed Securities	21
	Farmer Mac II Transactions	21
	Financing	22
	Debt Issuance	22
	Equity Issuance	23
	FARMER MAC’S AUTHORITY TO BORROW FROM THE U.S. TREASURY	25
	GOVERNMENT REGULATION OF FARMER MAC	25
Item 1A.	Risk Factors	28
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
PART II		33
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data (as restated)	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
	Forward-Looking Statements	36
	Restatement of Consolidated Financial Statements	35
	Critical Accounting Policy and Estimates	37
	Results of Operations	41
	Balance Sheet Review	54
	Risk Management	56
	Liquidity and Capital Resources	70
	Regulatory Matters	77
	Other Matters	77
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	79
Item 8.	Financial Statements	80
	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS REVISED)	80
	CONSOLIDATED BALANCE SHEETS (AS RESTATED)	85
	CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)	86
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (AS RESTATED)	87
	CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)	88
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)	89
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	128
Item 9A.	Controls and Procedures	128
Item 9B.	Other Information	128
PART III		129
Item 10.	Directors and Executive Officers of the Registrant	129
Item 11.	Executive Compensation	129
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	129
Item 13.	Certain Relationships and Related Transactions	129
Item 14.	Principal Accountant Fees and Services	129
PART IV		130
Item 15.	Exhibits and Financial Statement Schedules	130

PART I
Item 1.	Business

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

Farmer Mac makes available free of charge, through the “Investors” section of its internet website at www.farmermac.com, copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing such materials to, the SEC. Please note that all references to www.farmermac.com in this report are inactive textual references only and that the information contained on Farmer Mac’s website is not incorporated by reference into this Form 10-K/A.

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

Purchases

Loan Purchases. Farmer Mac offers credit products designed to increase the secondary market liquidity of agricultural mortgage loans and the lending capacity of financial institutions that originate agricultural mortgage loans, while permitting Farmer Mac to securitize efficiently eligible mortgage loans acquired through its secondary market activities. Farmer Mac enters into mandatory and optional delivery commitments to purchase loans and offers rates to price such commitments daily. Because the securitization process requires the grouping of loans into uniform pools, Farmer Mac emphasizes the importance of conformity to its program requirements, including interest rate, amortization, maturity and payment frequency specifications. Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis. Farmer Mac purchases fixed- and adjustable-rate loans primarily, but also may purchase other types of loans, including convertible mortgage loans. Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments. While less prevalent for loans purchased in 2005, loans purchased or subject to purchase commitments may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment). During 2005, Farmer Mac purchased $110.1 million of loans in the Farmer Mac I program, which represented 14 percent of total program volume. Of the loans purchased during 2005, 60 percent included balloon payments and 3 percent included yield maintenance prepayment protection. By comparison, during 2004, Farmer Mac purchased $104.4 million of loans under the Farmer Mac I program. Of the loans purchased during 2004, 64 percent included balloon payments and 8 percent included yield maintenance prepayment protection.

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

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Loans and Guaranteed Securities	$110,056	$104,404	$192,577
LTSPCs	461,441	392,559	763,342
Total	$571,497	$496,963	$955,919

The following table presents the outstanding balances of Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:

	Outstanding Balances as of December 31,
	2005	2004	2003
	(in thousands)

Post-1996 Act:
Loans and Guaranteed Securities	$2,097,942	$2,371,405	$2,696,530
LTSPCs	2,329,798	2,295,103	2,348,702
Pre-1996 Act	13,046	18,640	24,734
Total Farmer Mac I program	$4,440,786	$4,685,148	$5,069,966

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

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Purchased and retained	$199,843	$162,286	$270,727
Swaps (issued to third parties)	325	11,788	502
Total	$200,168	$174,074	$271,229

The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:

	Outstanding Balance of Farmer Mac II Guaranteed Securites as of December 31,
	2005	2004	2003
	(in thousands)

On-balance sheet	$796,224	$712,653	$678,229
Off-balance sheet	39,508	55,889	51,241
Total	$835,732	$768,542	$729,470

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

The following table presents the dividends declared on the common stock during and subsequent to 2005:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid

February 10, 2005	$0.10	January 1, 2005	March 31, 2005	March 31, 2005
May 19, 2005	0.10	April 1, 2005	June 30, 2005	June 30, 2005
August 4, 2005	0.10	July 1, 2005	September 30, 2005	September 30, 2005
October 6, 2005	0.10	October 1, 2005	December 31, 2005	December 30, 2005
February 2, 2006	0.10	January 1, 2006	March 31, 2006	*

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

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid

February 10, 2005	$0.80	January 1, 2005	March 31, 2005	March 31, 2005
May 19, 2005	0.80	April 1, 2005	June 30, 2005	June 30, 2005
August 4, 2005	0.80	July 1, 2005	September 30, 2005	September 30, 2005
October 6, 2005	0.80	October 1, 2005	December 31, 2005	January 3, 2006
February 2, 2006	0.80	January 1, 2005	March 31, 2006	*

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

The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus the allowance for losses, but excluding the valuation allowance for real estate owned) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

•	annual losses occur at a rate of default and severity “reasonably related” to the rates of the highest sequential two years in a limited U.S. geographic area; and
•	interest rates increase to a level equal to the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

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

As of December 31, 2005, Farmer Mac’s minimum and critical capital requirements were $142.5 million and $71.2 million, respectively, and its actual core capital level was $230.8 million, $88.3 million above the minimum capital requirement and $159.6 million above the critical capital requirement. Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2005 was $29.5 million and Farmer Mac’s regulatory capital of $239.4 million exceeded that amount by approximately $209.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” for a presentation of Farmer Mac’s current regulatory capital position.

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

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)

2006
First quarter (through March 1, 2006)	$21.65	$19.80	$31.06	$27.53

2005
Fourth quarter	23.15	17.51	32.21	22.75
Third quarter	20.35	16.56	26.65	22.60
Second quarter	16.40	12.89	22.05	15.67
First quarter	17.20	14.00	23.36	16.80

2004
Fourth quarter	17.80	15.60	24.03	19.60
Third quarter	19.05	16.80	23.85	17.13
Second quarter	20.30	19.00	27.00	21.78
First quarter	22.85	19.45	31.19	25.00

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

Issuer Purchases of Equity Securities
Period	Total Number of Class C Shares Purchased	Average Price Paid per Class C Share	Total Number of Class C Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Class C Shares that May Yet Be Purchased Under the Program

October 1, 2005 - October 31, 2005	-	$-	-	-
November 1, 2005 - November 30, 2005	23,350	27.98	23,350	935,282
December 1, 2005 - December 31, 2005	20,600	27.96	20,600	914,682
Total	43,950	$27.97	43,950	914,682
* On November 17, 2005, Farmer Mac publicly announced that its board of directors had authorized a program to repurchase up to 10 percent of the Corporation’s outstanding Class C non-voting common stock (958,632 shares). The authority for this stock repurchase program expires in November 2007.

Item 6.	Selected Financial Data

	As of December 31,
Summary of Financial Condition:	2005	2004	2003	2002	2001
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
	(dollars in thousands)
Cash and cash equivalents	$458,852	$430,504	$623,674	$723,800	$437,831
Investment securities	1,621,941	1,056,143	1,064,782	830,409	1,007,954
Farmer Mac Guaranteed Securities	1,330,976	1,376,847	1,508,134	1,608,507	1,690,376
Loans, net	799,516	882,874	982,446	962,355	197,676
Total assets	4,341,445	3,847,410	4,299,670	4,222,003	3,413,639
Notes payable:
Due within one year	2,587,704	2,620,172	2,799,384	2,895,746	2,233,267
Due after one year	1,406,527	864,412	1,138,892	985,318	968,463
Total liabilities	4,095,416	3,612,176	4,089,178	4,039,344	3,284,642
Stockholders' equity	246,029	235,234	210,492	182,659	128,997

Selected Financial Ratios:
Return on average assets	1.15%	0.96%	0.92%	-0.60%	0.06%
Return on average common equity	22.87%	20.76%	24.16%	-16.65%	1.57%
Average equity to assets	5.88%	5.47%	4.61%	4.08%	3.99%

	For the Year Ended December 31,
Summary of Operations:	2005	2004	2003	2002	2001
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
	(in thousands, except per share amounts)
Net interest income after recovery/ (provision) for loan losses	$50,689	$65,763	$72,278	$71,993	$40,035
Guarantee and commitment fees	19,554	20,977	20,685	19,277	15,807
Gains/(losses) on financial derivatives and trading assets	11,537	(14,687)	(17,653)	(110,860)	(37,726)
Gain on sale of Farmer Mac Guaranteed
Securities	-	367	-	-	-
Gains on the repurchase of debt	116	-	-	1,368	-
Gains on the sale of real estate owned	34	523	178	24	61
Representation and warranty claims income	79	2,816	-	-	-
Other income	1,872	1,495	812	1,332	560
Total revenues	83,881	77,254	76,300	(16,866)	18,737
Total operating expenses	11,518	16,263	15,182	18,767	16,616
Income/(loss) before income taxes and cumulative effect of change in accounting principles	72,363	60,991	61,118	(35,633)	2,121
Income tax expense/(benefit)	23,091	19,751	19,847	(14,059)	263
Cumulative effect of change in accounting principles, net of taxes	-	-	-	-	198
Net income/(loss)	49,272	41,240	41,271	(21,574)	2,056
Preferred stock dividends	(2,240)	(2,240)	(2,240)	(1,456)	-
Net income/(loss) available to common stockholders	$47,032	$39,000	$39,031	$(23,030)	$2,056

Allowance for Losses Activity:
Provision for losses	$(8,777)	$(412)	$7,285	$8,247	$6,786
Net charge-offs/(recoveries)	(329)	4,540	5,243	4,120	2,225
Ending balance	8,653	17,101	22,053	20,011	15,884

Earnings Per Common Share and Dividends:
Basic earnings/(loss) per common share	$4.14	$3.24	$3.32	$(1.98)	$0.18
Diluted earnings/(loss) per common share	$4.09	$3.20	$3.24	$(1.98)	$0.17
Common stock dividends per common share	$0.40	$0.10	$-	$-	$-

(1)	See Note 15 to the consolidated financial statements included in Item 8 of this Form 10-K/A for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations set forth in this Item 7 reflects revisions in financial reporting resulting from the Corporation’s restatement to correct for errors relating to its accounting for financial derivative transactions under SFAS 133 that were contained in the Corporation’s consolidated financial statements and other financial information for the years ended December 31, 2005, 2004, and 2003 as discussed below and in Note 15 to the consolidated financial statements. Financial information as of and for each of the years ended December 31, 2005, 2004 and 2003 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

This discussion and analysis of financial condition and results of operations should be read together with our restated consolidated financial statements and the related notes to the restated consolidated financial statements that are filed as part of this Amendment.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this Form 10-K/A are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to Farmer Mac’s future financial results, business prospects and business developments. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” “should” and similar phrases. The following discussion and analysis includes forward-looking statements addressing Farmer Mac’s:

•	prospects for earnings;
•	prospects for growth in loan purchase, guarantee, securitization and LTSPC volume;
•	trends in net interest income;
•	trends in provisions for losses;
•	trends in expenses;
•	changes in capital position; and
•	other business and financial matters.

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of this report and uncertainties regarding:

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

Restatement of Consolidated Financial Statements

The Corporation is restating its consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, and other financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly unaudited data for 2005 and 2004. The Corporation is concurrently filing amendments to its Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006 to restate the quarterly unaudited interim consolidated financial statements and other financial information contained in those reports. These restatements and resulting revisions relate to the accounting treatment for derivative transactions under SFAS 133. In this regard, investors should rely on the restated financial results for the years and each of the quarters in the years 2005, 2004, 2003, 2002 and 2001 and the first and second quarters of 2006 and, as the Corporation previously reported on Form 8-K on October 6, 2006, should not rely on the Corporation’s previously issued consolidated financial statements and other financial information for these reporting periods.

The Corporation, in light of SEC staff comments, has recently concluded a reassessment of its documentation and accounting treatment of financial derivative transactions under SFAS 133, interpretations of which have evolved. Based on the reassessment, while the transactions engaged in by the Corporation were highly effective economic hedges of interest rate risk, the Corporation has determined that it was not appropriately applying hedge accounting in accordance with SFAS 133.

As a result, the accompanying consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 included in Item 8 have been restated from the amounts previously reported to correct the accounting for financial derivatives. The corrections related to the Corporation’s accounting for fair value hedges and cash flow hedges as described in more detail below.

The Corporation reduced its stockholders’ equity by $0.9 million as of January 1, 2003 as the cumulative effect of the corrections to its accounting for financial derivatives for all periods preceding January 1, 2003, and restated its consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and its consolidated balance sheet as of December 31, 2005 and 2004. The restatement resulted in increases to previously reported net income available to common stockholders of $19.8 million ($1.72 per diluted common share), $10.8 million ($0.88 per diluted common share), and $14.0 million ($1.16 per diluted common share) for each of the years ended December 31, 2005, 2004 and 2003, respectively. In addition to the increases in net income available to common stockholders, the net impact related to the correction of these errors for fair value and cash flow hedges was to increase net interest income by $17.4 million, $34.1 million and $41.6 million for 2005, 2004 and 2003, respectively. Gains/(losses) on financial derivatives changed $13.0 million, $(17.5) million and $(20.0) million for 2005, 2004 and 2003, respectively. There was no impact on net cash flows, core earnings or the amount of dividends declared for any years presented.

Fair Value Hedges:

The Corporation has determined that it did not meet the specific documentation requirements required by SFAS 133 to assume no ineffectiveness in its fair value hedge relationships or to apply hedge accounting to its fair value hedges. As a result, the Corporation’s designation of its financial derivatives as fair value hedges for the period from January 1, 2001 to December 31, 2005 did not meet the requirements of SFAS 133.

The impact of the restatement on the consolidated statements of operations related to fair value hedges was to reverse previously applied hedge accounting for all hedging relationships. For financial derivatives previously accounted for as fair value hedges, the net accruals for the derivatives were previously recorded to net interest income, and net changes in fair values of the financial derivatives were previously recorded as basis adjustments to the hedged items, such as notes payable, loans held for sale, or investment securities. As a result of the restatement, the previous accounting treatment was reversed (i.e., the net accruals recorded to net interest income were reclassified to gains and losses on financial derivatives and basis adjustments for the hedged items was reversed), and the total changes in the fair values of the derivative instruments, including interest accrual settlements, were recorded directly to gains/(losses) on financial derivatives and trading assets.

Cash Flow Hedges:

The Corporation determined also that it did not meet specific documentation and other requirements of SFAS 133 to apply hedge accounting to its cash flow hedges. In this regard, the Corporation has determined that its forecasted transactions were not documented with sufficient specificity at the inception of the hedge relationship to allow those transactions to be identified as the intended “hedged transactions” when they occurred; some of its forecasted transactions related to the acquisitions of assets, or incurrences of liabilities, involved subsequent remeasurements with changes in fair value attributable to the hedged risk reported currently in earnings; and the benchmark index identified for its basis swaps did not meet the definition of a “benchmark interest rate” as that term is defined in SFAS 133. As a result, the Corporation’s designation of its financial derivatives as cash flow hedges for the period from January 1, 2001 to December 31, 2005 did not meet the requirements of SFAS 133.

The impact of the restatement on the consolidated statements of operations related to cash flow hedges was to reverse previously applied hedge accounting for all hedging relationships. For financial derivatives previously accounted for as cash flow hedges, the Corporation recorded accruals from the financial derivatives to net interest income and recorded net changes in the fair values of the derivatives, net-of-tax, to accumulated other comprehensive income (“OCI”). As a result of the restatement, the previous accounting treatment for cash flow hedges was reversed from accumulated OCI and net interest income, and recorded to gains/(losses) on financial derivatives and trading assets.

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

Results of Operations

Overview. Net income available to common stockholders for 2005 was $47.0 million or $4.09 per diluted common share, compared to $39.0 million or $3.20 per diluted common share in 2004 and $39.0 million or $3.24 per diluted common share in 2003. The effects of Farmer Mac’s stock repurchases of 800,202 shares and 299,248 shares during 2005 and 2004, respectively, on diluted earnings per share for 2005 and 2004 were increases of $0.21 and $0.02, respectively.

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

	As of December 31,
	2005	2004
	(in thousands)
90-day delinquencies (including loans in foreclosure and loans restructured after delinquency)	$25,461	$25,283
Loans performing in bankruptcy	19,771	21,508
Real estate owned	3,532	3,845
Non-performing assets	$48,764	$50,636

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding Post-1996 Act Loans, Guarantees and LTSPCs	Non- performing Assets	Percentage	Less: REO and Performing Bankruptcies	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2005	$4,399,189	$48,764	1.11%	$23,303	$25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%
June 30, 2004	4,882,505	69,751	1.43%	36,978	32,773	0.68%
March 31, 2004	4,922,759	91,326	1.86%	33,951	57,375	1.17%
December 31, 2003	5,020,032	69,964	1.39%	39,908	30,056	0.60%
September 30, 2003	4,871,756	84,583	1.74%	37,442	47,141	0.98%
June 30, 2003	4,875,059	80,169	1.64%	28,883	51,286	1.06%
March 31, 2003	4,820,887	94,822	1.97%	18,662	76,160	1.58%
December 31, 2002	4,821,634	75,308	1.56%	17,094	58,214	1.21%

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

Net Interest Income. Net interest income was $50.6 million for 2005, $67.4 million for 2004 and $78.8 million for 2003. The net interest yield was 131 basis points for the year ended December 31, 2005, compared to 175 basis points for the year ended December 31, 2004 and 196 basis points for the year ended December 31, 2003. Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date. The effect of SFAS 140 was a reclassification of approximately $3.7 million (10 basis points) of guarantee fee income as interest income for the year ended December 31, 2005, compared to $4.1 million (10 basis points) for the year ended December 31, 2004 and $4.4 million (11 basis points) for the year ended December 31, 2003.

As discussed in Note 6 and Note 15 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets. For the years ended December 31, 2005, 2004 and 2003, this classification resulted in a decrease to the net interest yield of 43 basis points, 84 basis points, and 104 basis points, respectively.

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

	2005			2004			2003
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$483,966	$15,746	3.25%	$600,964	$8,429	1.40%	$677,075	$8,173	1.21%
Investments	1,269,769	54,668	4.31%	973,230	27,957	2.87%	932,738	27,114	2.91%
Loans and Farmer Mac
Guaranteed Securities	2,120,508	122,158	5.76%	2,274,046	126,515	5.56%	2,415,466	139,644	5.78%
Total interest-earning assets	$3,874,243	192,572	4.97%	$3,848,240	162,901	4.23%	$4,025,279	174,931	4.35%

Funding:
Notes payable due within one year	$1,920,390	61,939	3.23%	$2,050,934	27,708	1.35%	$2,702,188	32,648	1.21%
Notes payable due after one year	1,750,436	79,998	4.57%	1,609,236	67,841	4.22%	1,188,124	63,481	5.34%
Total interest-bearing liabilities	3,670,826	141,937	3.87%	3,660,170	95,549	2.61%	3,890,312	96,129	2.47%
Net non-interest-bearing funding	203,417	-	0.00%	188,070	-	0.00%	134,967	-	0.00%
Total funding	$3,874,243	141,937	3.66%	$3,848,240	95,549	2.48%	$4,025,279	96,129	2.39%
Net interest income/ yield		$50,635	1.31%		$67,352	1.75%		$78,802	1.96%

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume). Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size. The increases in income due to changes in rate reflect the reset of variable-rate investments and adjustable-rate mortgages to higher rates and the acquisition of new higher-yielding investments, loans and Farmer Mac Guaranteed Securities, as described above. The increases in expense reflect the increased cost of short-term or floating rate funding due to the increase in short-term interest rates.

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$9,237	$(1,919)	$7,318	$1,236	$(980)	$256
Investments	16,582	10,129	26,711	(324)	1,166	842
Loans and Farmer Mac Guaranteed Securities	4,384	(8,742)	(4,358)	(5,140)	(7,988)	(13,128)
Total	30,203	(532)	29,671	(4,228)	(7,802)	(12,030)

Expense from interest-bearing liabilities	46,109	279	46,388	3,882	(4,462)	(580)
Change in net interest income	$(15,906)	$(811)	$(16,717)	$(8,110)	$(3,340)	$(11,450)

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

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income. As discussed in Note 6 and Note 15 to the consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives. The net effect of gains and losses on financial derivatives and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net gain of $11.5 million for 2005 and net losses of $14.7 million and $17.7 million for 2004 and 2003, respectively.

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

Income Tax Expense. Income tax expense totaled $23.1 million in 2005, compared to $19.8 million in 2004 and $19.8 million in 2003. Farmer Mac’s effective tax rates for 2005, 2004 and 2003 were approximately 31.9 percent, 32.4 percent and 32.5 percent, respectively. For more information about income taxes, see Note 10 to the consolidated financial statements.

Gains and Losses on the Repurchase of Debt. During 2005, Farmer Mac recognized a gain of $0.1 million on the repurchase of $21 million of its outstanding debt. During 2004 and 2003, Farmer Mac did not repurchase any of its outstanding debt.

Effects of SFAS 133. Farmer Mac records financial derivatives at fair value on its balance sheet with the related changes in fair value recognized in the consolidated statement of operations. Although the Corporation’s use of financial derivatives achieves its economic and risk management objectives, its classification of financial derivatives as undesignated hedges under SFAS 133 allows factors unrelated to the economic performance of the Corporation's business, such as changes in interest rates, to increase the volatility - even the direction - of the Corporation's earnings under accounting principles generally accepted in the United States of America (“GAAP”).

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

Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133. Core earnings for the years ended December 31, 2005, 2004 and 2003 were $28.7 million, $27.4 million and $23.0 million, respectively. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:
Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

GAAP net income available to common stockholders	$47,032	$39,000	$39,031

Less the effects of SFAS 133:
Unrealized gains/(losses) on financial derivatives and	16,730	13,241	18,009
Net effects of settlements on agency forward contracts, net of tax	1,597	(1,653)	(1,971)

Core earnings	$28,705	$27,412	$22,993

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

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Farmer Mac I:
Loans and Guaranteed Securities	$110,056	$104,404	$192,577
LTSPCs	461,441	392,559	763,342
Farmer Mac II	200,168	174,074	271,229
Total	$771,665	$671,037	$1,227,148

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

	For the Year Ended December 31,
	2005	2004
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$110,056	$104,404
Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	2,191	2,186
Defaulted loans purchased underlying LTSPCs	1,237	2,292
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	7,483	8,305

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

Outstanding Balance of Farmer Mac Loans and Loans Underlying Farmer Mac Guaranteed Securities and LTSPCs
	As of December 31,
	2005	2004	2003
	(in thousands)
Farmer Mac I:
Post-1996 Act:
Loans and Guaranteed Securities	$2,097,942	$2,371,405	$2,696,530
LTSPCs	2,329,798	2,295,103	2,348,702
Pre-1996 Act	13,046	18,640	24,734
Farmer Mac II	835,732	768,542	729,470
Total	$5,276,518	$5,453,690	$5,799,436

The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

Farmer Mac I Guaranteed Securities Issuances
	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Retained	$-	$-	$-
Sold	53,315	94,062	78,254
Swap transactions	-	-	722,315
Total Farmer Mac Guaranteed Securities Issuances	$53,315	$94,062	$800,569

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

Despite these constraints, Farmer Mac believes its marketing initiatives are generating business opportunities for 2006 and beyond. Initiatives currently under way include:

•
an alliance with the American Bankers Association (“ABA”), entered into in October 2005, under which Farmer Mac agreed to facilitate access and improve pricing to ABA member institutions and the ABA agreed to promote member participation in the Farmer Mac I loan purchase program;

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

Balance Sheet Review

Assets. As of December 31, 2005, total assets were $4.3 billion compared to $3.8 billion as of December 31, 2004. On-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) decreased $129.2 million during 2005 to a total of $2.1 billion. Farmer Mac increased its mission-related assets by $500.0 million resulting from an investment in notes, issued by CFC, in accordance with parameters established by FCA. Farmer Mac’s non-program assets increased $94.1 million to $1.6 billion as of December 31, 2005.

The following table presents Farmer Mac’s on-balance sheet program assets based on their repricing frequency.

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2005	2004
	(in thousands)
Fixed rate (10-yr. wtd. avg. term)	$866,362	$761,854
5-to-10 year ARMs and resets	752,885	921,879
1-Month-to-3-Year ARMs	479,649	532,738
Total held in portfolio	$2,098,896	$2,216,471

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

Capital. As of December 31, 2005, stockholders’ equity totaled $246.0 million, compared to $235.2 million as of December 31, 2004. The increase was primarily due to net income available to common stockholders of $47.0 million earned during 2005 and a net after tax decrease of $16.7 million in unrealized gains on investment securities and Farmer Mac Guaranteed Securities classified as available for sale, partially offset by the $16.9 million repurchase of Class C non-voting common stock and the payment of preferred stock dividends and common stock dividends in the amounts of $2.2 million and $4.5 million, respectively. Farmer Mac’s return on average common equity was 22.9 percent for 2005, compared to 20.8 percent for 2004 and 24.2 percent for 2003. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test. As of December 31, 2005, Farmer Mac’s core capital totaled $230.8 million and exceeded its statutory minimum capital requirement of $142.5 million by $88.3 million. As of December 31, 2005, Farmer Mac’s risk-based capital stress test generated a regulatory capital requirement of $29.5 million. Farmer Mac’s regulatory capital of $239.4 million exceeded that amount by approximately $209.9 million. For further information, see “—Liquidity and Capital Resources—Capital Requirements.”

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

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2005	2004
	(in thousands)
Farmer Mac I:
Post-1996 Act obligations:
Farmer Mac I Guaranteed Securities	$804,785	$882,282
LTSPCs	2,329,798	2,295,103
Total Farmer Mac I	3,134,583	3,177,385
Farmer Mac II Guaranteed Securities	39,508	55,889
Total Farmer Mac I and II	$3,174,091	$3,233,274

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

Recognizing that interest rate sensitivity may change with the passage of time and as interest rates change, Farmer Mac assesses this exposure on a regular basis and, if necessary, readjusts its portfolio of assets and liabilities by:

•	purchasing mortgage assets in the ordinary course of business;
•	refunding existing liabilities; or
•	using financial derivatives to alter the characteristics of existing assets or liabilities.

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

* As of the date indicated, a parallel shift of the U. S. Treasury yield curve by the number of basis points indicated produced negative interest rates for maturities of 2 years and shorter

As measured by this MVE analysis, Farmer Mac’s long-term interest rate sensitivity remained at relatively low levels despite the significant change in the slope of the yield curve that occurred during the year. Farmer Mac’s effective duration gap was plus 0.5 months as of December 31, 2005, compared to plus 0.4 months as of December 31, 2004.

As of December 31, 2005, a uniform or “parallel” increase of 100 basis points would have increased net interest income (“NII”) by 4.7 percent, while a parallel decrease of 100 basis points would have decreased NII by 4.7 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of December 31, 2005, both MVE and NII showed less sensitivity to non-parallel shocks than to the parallel shocks. The relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

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

Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. As discussed in Note 6 and Note 15 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty. As of December 31, 2005, Farmer Mac had uncollateralized net exposures of $2.9 million to two counterparties.

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

	As of December 31,
	2005	2004
	(in thousands)
Farmer Mac 1:
Post-1996 Act	$4,427,786	$4,666,508
Pre-1996 Act	13,046	18,640
Farmer Mac II:
USDA-guaranteed portions	835,732	768,542
	$5,276,564	$5,453,690

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

Farmer Mac has established underwriting, appraisal and documentation standards for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs. These standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan. Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans. Sellers are responsible to Farmer Mac for breaches of those representations and warranties that result in economic losses to the Corporation. Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements. Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans. Detailed information regarding Farmer Mac’s underwriting and appraisal standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Appraisal Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers.”

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for each year in the three-year period ended December 31, 2005:

	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balances as of January 1, 2003	$2,662	$592	$16,757	$20,011
Provision/(recovery) for losses	6,524	1,230	(469)	7,285
Net charge-offs	(3,219)	(1,584)	(440)	(5,243)
Balances as of December 31, 2003	$5,967	$238	$15,848	$22,053
Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Net charge-offs	(3,161)	(1,375)	(4)	(4,540)
Balances as of December 31, 2004	$4,395	$-	$12,706	$17,101
Provision/(recovery) for losses	(54)	206	(8,929)	(8,777)
Net (charge-offs)/recoveries	535	(206)	-	329
Balances as of December 31, 2005	$4,876	$-	$3,777	$8,653

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

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Loans, Guarantees and LTSPCs	Non-Performing Assets	Percentage	REO and Performing Bankruptcies	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2005	$4,399,189	$48,764	1.11%	$23,303	$25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%
June 30, 2004	4,882,505	69,751	1.43%	36,978	32,773	0.68%
March 31, 2004	4,922,759	91,326	1.86%	33,951	57,375	1.17%
December 31, 2003	5,020,032	69,964	1.39%	39,908	30,056	0.60%
September 30, 2003	4,871,756	84,583	1.74%	37,442	47,141	0.98%
June 30, 2003	4,875,059	80,169	1.64%	28,883	51,286	1.06%
March 31, 2003	4,820,887	94,822	1.97%	18,662	76,160	1.58%
December 31, 2002	4,821,634	75,308	1.56%	17,094	58,214	1.21%

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

As of December 31, 2005, the weighted-average original LTV for post-1996 Act loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs was 50 percent, and the weighted-average original LTV for all post-1996 Act non-performing assets was 57 percent. The following table summarizes the post-1996 Act non-performing assets by original LTV:

Distribution of Post-1996 Act Non-performing Assets by Original LTV Ratio as of December 31, 2005
(dollars in thousands)
Original LTV Ratio	Post-1996 Act Non- performing Assets	Percentage
0.00% to 40.00%	$3,537	7%
40.01% to 50.00%	5,954	12%
50.01% to 60.00%	24,744	51%
60.01% to 70.00%	13,633	28%
70.01% to 80.00%	848	2%
80.01% +	49	0%
Total	$48,765	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of December 31, 2005 by year of origination, geographic region and commodity.

Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
	Distribution of Outstanding Loans, Guarantees and LTSPCs	Outstanding Loans, Guarantees and LTSPCs	Post-1996 Act Non-performing Assets (1)	Non-performing Asset Rate	Specific Allowance for Losses
	(dollars in thousands)
By year of origination:
Before 1994	10%	$446,580	$2,590	0.58%	$-
1994	2%	102,080	49	0.05%	-
1995	2%	99,497	2,229	2.24%	45
1996	6%	248,398	6,891	2.77%	49
1997	7%	307,414	6,550	2.13%	-
1998	11%	504,585	8,949	1.77%	67
1999	11%	498,588	6,489	1.30%	-
2000	7%	289,548	7,717	2.67%	-
2001	10%	446,628	6,937	1.55%	-
2002	12%	530,556	350	0.07%	-
2003	11%	462,760	-	0.00%	-
2004	5%	220,448	-	0.00%	-
2005	6%	242,107	13	0.01%	-
Total	100%	$4,399,189	$48,764	1.11%	$161

By geographic region (2):
Northwest	21%	$908,348	$28,262	3.11%	$116
Southwest	43%	1,887,189	12,351	0.65%	-
Mid-North	17%	740,918	2,734	0.37%	45
Mid-South	7%	286,652	2,387	0.83%	-
Northeast	8%	339,106	2,001	0.59%	-
Southeast	4%	236,976	1,029	0.43%	-
Total	100%	$4,399,189	$48,764	1.11%	$161

By commodity:
Crops	44%	$1,932,961	$18,211	0.94%	$-
Permanent plantings	24%	1,074,502	23,271	2.17%	161
Livestock	23%	994,386	5,319	0.53%	-
Part-time farm/rural housing	6%	277,304	1,963	0.71%	-
Ag storage and processing	2%	66,364	-	0.00%	-
Other	1%	53,672	-	0.00%	-
Total	100%	$4,399,189	$48,764	1.11%	$161

(1)
Includes loans 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan), and real estate owned.

(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, MY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV) ; and Southeast (AL, AR, FL, GA, LA, MS, SC).

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

Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses Relative to all Cumulative Original Loans, Guarantees and LTSPCs
	Cumulative Original Loans, Guarantees and LTSPCs		Cumulative Net Credit Losses	Cumulative Loss Rate	Current Specific Allowance for Losses	Combined Credit Loss and Specific Allowance Rate
	(dollars in thousands)
By year of origination:
Before 1994	$2,036,185		$-	0.00%	$-	0.00%
1994	374,465		20	0.01%	-	0.01%
1995	328,040		421	0.13%	45	0.14%
1996	644,467		1,503	0.23%	49	0.24%
1997	734,829		2,817	0.38%	-	0.38%
1998	1,104,713		4,155	0.38%	67	0.38%
1999	1,092,692		1,173	0.11%	-	0.11%
2000	691,667		1,633	0.24%	-	0.24%
2001	920,617		651	0.07%	-	0.07%
2002	908,313		-	0.00%	-	0.00%
2003	661,655		-	0.00%	-	0.00%
2004	264,715		-	0.00%	-	0.00%
2005	290,578		-	0.00%	-	0.00%
Total	$10,052,936		$12,373	0.12%	$161	0.12%

By geographic region (1):
Northwest	$2,154,789		$7,028	0.33%	$116	0.33%
Southwest	4,211,836		4,727	0.11%	-	0.11%
Mid-North	1,451,838		18	0.00%	45	0.00%
Mid-South	557,461		336	0.06%	-	0.06%
Northeast	841,383		46	0.01%	-	0.01%
Southeast	835,629		218	0.03%	-	0.03%
Total	$10,052,936		$12,373	0.12%	$161	0.12%

By commodity:
Crops	$4,321,918		$285	0.01%	$-	0.01%
Permanent plantings	2,482,555		9,073	0.37%	161	0.37%
Livestock	2,327,204		2,559	0.11%	-	0.11%
Part-time farm/rural housing	715,053		456	0.06%	-	0.06%
Ag storage and processing	110,175	(2)	-	0.00%	-	0.00%
Other	96,031		-	0.00%	-	0.00%
Total	$10,052,936		$12,373	0.12%	$161	0.12%

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

During 2005, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac’s liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities principally ranging from one day to approximately ninety days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. In compliance with regulations issued by FCA in 2005, including dollar amount, issuer concentration and credit quality limitations, Farmer Mac’s current policies authorize non-program investments in:

•	obligations of the United States;
•	obligations of GSEs;
•	municipal securities;
•	international and multilateral development bank obligations;
•	money market instruments;
•	diversified investment funds;
•	asset-backed securities;
•	corporate debt securities; and
•	mortgage securities.

As of December 31, 2005, Farmer Mac was in compliance with the authorizations set forth in its investment guidelines.

The following table presents Farmer Mac’s five largest investments as of December 31, 2005:

Investment	Issuer	Security Credit Rating	Investment
(in thousands)
Corporate Debt	CFC	A1	$500,000	***
Preferred Stock	CoBank, ACB	not rated *	88,500	***
Preferred Stock	AgFirst Farm Credit Bank	not rated *	88,035	***
Federated Prime Value Obligations Fund	Federated Group Inc.	N/A **	67,104
Nations Qualified Purchaser Funds	Banc of America Securities	N/A **	65,034

*	CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government- sponsored enterprise.
**	These money market funds are not rated, but invest in short-term, high quality money market securities and conform to Rule 2a-7 of the Investment Company Act of 1940.
***	Investment balance does not include premiums paid or unrealized gains or losses on the securities.

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

Certain enforcement powers are given to FCA depending upon Farmer Mac’s compliance with the capital standards. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.” As of December 31, 2005 and 2004, Farmer Mac was classified as within “level I” (the highest compliance level). The following table sets forth Farmer Mac’s minimum capital requirement as of December 31, 2005 and 2004.

	December 31, 2005			December 31, 2004
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets as defined for determining statutory minimum capital	$4,306,767	2.75%	$118,436	$3,794,148	2.75%	$104,339
Outstanding balance of Farmer Mac Guaranteed Securities held by others and LTSPCs	3,174,091	0.75%	23,806	3,233,273	0.75%	24,250
Derivative and hedging obligations	29,162	0.75%	219	47,793	0.75%	358

Minimum capital level			142,460			128,947
Actual core capital			230,785			203,963

Capital surplus			$88,325			$75,016

Based on the statutory minimum capital requirements, Farmer Mac’s current capital surplus would support additional guarantee growth in amounts ranging from $3.2 billion of on-balance sheet guarantees to more than $11.7 billion of off-balance sheet guarantees and commitments. Furthermore, Farmer Mac could sell $2.1 billion of on-balance sheet non-program assets (cash and cash equivalents and investment securities) and $2.1 billion of on-balance sheet program assets in order to support further increases of on- and off-balance sheet program guarantees and commitments. Any transactions would be evaluated for compliance with risk-based capital requirements and to optimize Farmer Mac’s return on equity and capital flexibility.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2005 was $29.5 million and Farmer Mac’s regulatory capital of $239.4 million exceeded that amount by approximately $209.9 million.

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

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes (1)	$2,346,969	$-	$-	$-	$2,346,969
Medium-term notes (1) (2)	253,000	985,483	264,000	166,675	1,669,158
Interest payments on fixed-rate medium-term notes	72,043	109,489	36,697	39,986	258,215
Interest payments on floating-rate medium-term notes	6,190	2,017	-	-	8,207
Operating lease obligations (3)	611	1,250	1,251	594	3,706
Purchase obligations (4)	541	276	-	-	817

(1)
Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts. For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

(2)
Calculated using the effective interest rates as of December 31, 2005. As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future repricing dates.

(3)
Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac’s minimum lease payments for office space.

(4)
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

See the tables below for information about Farmer Mac’s commitments to purchase loans and Farmer Mac’s contingent obligations under outstanding Farmer Mac I Guaranteed Securities and LTSPCs.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2005 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above. Further information regarding financial derivatives is included in Note 2(h), Note 6 and Note 15 to the consolidated financial statements.

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

	As of December 31,
	2005	2004
	(in thousands)

LTSPCs	$2,329,798	$2,295,103

Mandatory commitments to purchase loans and
USDA-guaranteed portions	11,212	13,048

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

The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2005 and 2004:

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2005	2004
	(in thousands)
Farmer Mac I Post-1996 Act obligations:
Farmer Mac I Guaranteed Securities	$804,785	$882,282
LTSPCs	2,329,798	2,295,103
Total Farmer Mac I Post-1996 Act obligations	3,134,583	3,177,385
Farmer Mac II Guaranteed Securities	39,508	55,889

Total Farmer Mac I and II	$3,174,091	$3,233,274

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

In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. Currently, as discussed in Note 2(m) to the consolidated financial statements, Farmer Mac accounts for its stock-based employee compensation plans using the intrinsic value method of accounting for employee stock options pursuant to APB 25 and has adopted the disclosure-only provisions of SFAS 123. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Farmer Mac will adopt SFAS 123(R) as of January 1, 2006. Farmer Mac will follow the modified prospective method for the application of SFAS 123(R), which requires the recordation of compensation expense for (1) the non-vested portion of previously issued awards that remain outstanding as of the initial date of adoption and (2) any awards issued or modified after January 1, 2006. See Note 2(m) to the consolidated financial statements for Farmer Mac’s estimate of compensation expense that will be recorded in future fiscal years related to previously issued awards outstanding as of the initial date of adoption. Because Farmer Mac recognized no compensation cost for equity-based awards prior to the adoption of SFAS 123(R), Farmer Mac expects that SFAS 123(R) will have a significant effect on Farmer Mac’s results of operations, although the net effects on Farmer Mac’s overall financial position and cash flows will be insignificant.

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

Farmer Mac is exposed to market risk from changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk” for more information about Farmer Mac’s exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac’s use of and accounting policies for financial derivatives, see Note 2(h), Note 6 and Note 15 to the consolidated financial statements.

Item 8.	Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS REVISED)

The management of Farmer Mac is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of Farmer Mac’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Farmer Mac’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All control systems have inherent limitations so that no evaluation of controls can provide absolute assurance that all control issues are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its initial evaluation under the COSO criteria, management believed that the Corporation’s internal control over financial reporting as of December 31, 2005 was effective. Subsequently in October 2006, management concluded that the Corporation did not maintain effective controls over the accounting for financial derivatives as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). On October 4, 2006, the Corporation’s Board of Directors authorized management to restate the Corporation’s financial results from 2001 to eliminate the use of hedge accounting under SFAS 133. Accordingly, management has concluded that the ineffective controls over the accounting for financial derivatives constituted a material weakness as of December 31, 2005. Solely as a result of this material weakness, management has revised its earlier assessment and now has concluded that Farmer Mac’s internal control over financial reporting was not effective as of December 31, 2005.

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
Washington, DC

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that the Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Farmer Mac’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Farmer Mac’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our report dated March 16, 2006, we expressed an unqualified opinion on management’s assessment that Farmer Mac maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, Farmer Mac subsequently identified a material misstatement related to its accounting treatment for derivative transactions under Statement of Financial Accounting Standards No. 133, Derivative Instruments and Hedging Activities, (“SFAS 133”), which caused the consolidated financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of Farmer Mac’s internal control over financial reporting as of December 31, 2005, expressed herein, is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: Farmer Mac did not maintain effective controls over the application of SFAS 133. This material weakness resulted in the restatement of Farmer Mac’s previously issued consolidated financial statements for the fiscal year ended December 31, 2005, as more fully described in Note 15 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of Farmer Mac and this report does not affect our report on such financial statements.

In our opinion, management’s revised assessment that Farmer Mac did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Farmer Mac has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of Farmer Mac and our report dated March 16, 2006 (November 9, 2006 as to the effects of the restatement described in Note 15 to the Consolidated Financial Statements) expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to Farmer Mac’s restatement as described in Note 15.

McLean, Virginia
March 16, 2006 (November 9, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised))

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 15, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Farmer Mac’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 (November 9, 2006 as to the effect of the material weakness described in Management’s Report on Internal Controls Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Farmer Mac’s internal control over financial reporting and an adverse opinion on the effectiveness of the Farmer Mac’s internal control over financial reporting.

Deloitte & Touche, LLP
McLean, Virginia
March 16, 2006 (November 9, 2006, as to the effects of the restatement discussed in Note 15)

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(As Restated)*	(As Restated)*
	(in thousands)
Assets:
Cash and cash equivalents	$458,852	$430,504
Investment securities	1,621,941	1,056,143
Farmer Mac Guaranteed Securities	1,330,976	1,376,847
Loans held for sale	41,956	15,281
Loans held for investment	762,436	871,988
Allowance for loan losses	(4,876)	(4,395)
Loans held for investment, net	757,560	867,593
Real estate owned	3,532	3,845
Financial derivatives	8,719	1,499
Interest receivable	67,509	58,131
Guarantee and commitment fees receivable	22,170	19,871
Deferred tax asset, net	3,223	7,111
Prepaid expenses and other assets	25,007	10,585
Total Assets	$4,341,445	$3,847,410

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$2,587,704	$2,620,172
Due after one year	1,406,527	864,412
Total notes payable	3,994,231	3,484,584

Financial derivatives	29,162	47,793
Accrued interest payable	29,250	25,511
Guarantee and commitment obligation	17,625	14,892
Accounts payable and accrued expenses	21,371	26,690
Reserve for losses	3,777	12,706
Total Liabilities	4,095,416	3,612,176

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,559,554 and 10,291,041 shares issued and outstanding as of December 31, 2005 and 2004, respectively	9,560	10,291
Additional paid-in capital	83,058	87,777
Accumulated other comprehensive income	15,247	31,276
Retained earnings	101,633	69,359
Total Stockholders' Equity	246,029	235,234
Total Liabilities and Stockholders' Equity	$4,341,445	$3,847,410

See accompanying notes to consolidated financial statements.

*	See Note 15 to the consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended December 31,
	2005	2004	2003
	(As Restated)*	(As Restated)*	(As Restated)*
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$70,414	$36,386	$35,287
Farmer Mac Guaranteed Securities	73,389	75,129	87,064
Loans	48,769	51,386	52,580
Total interest income	192,572	162,901	174,931
Interest expense	141,937	95,549	96,129
Net interest income	50,635	67,352	78,802
Recovery/(provision) for loan losses	54	(1,589)	(6,524)
Net interest income after recovery/(provision) for loan losses	50,689	65,763	72,278

Guarantee and commitment fees	19,554	20,977	20,685
Gains/(losses) on financial derivatives and trading assets	11,537	(14,687)	(17,653)
Gain on sale of Farmer Mac Guaranteed Securities	-	367	-
Gain on the repurchase of debt	116	-	-
Gains on the sale of real estate owned	34	523	178
Representation and warranty claims income	79	2,816	-
Other income	1,872	1,495	812
Total revenues	83,881	77,254	76,300
Expenses:
Compensation and employee benefits	8,215	7,036	6,121
General and administrative	9,697	8,800	6,031
Regulatory fees	2,316	2,141	2,005
Real estate owned operating costs, net	13	287	264
Provision/(recovery) for losses	(8,723)	(2,001)	761
Total operating expenses	11,518	16,263	15,182
Income before income taxes	72,363	60,991	61,118
Income tax expense	23,091	19,751	19,847
Net income	49,272	41,240	41,271
Preferred stock dividends	(2,240)	(2,240)	(2,240)
Net income available to common stockholders	$47,032	$39,000	$39,031

Earnings per common share:
Basic earnings per common share	$4.14	$3.24	$3.32
Diluted earnings per common share	$4.09	$3.20	$3.24
Common stock dividends per common share	$0.40	$0.10	$-

See accompanying notes to consolidated financial statements.

*	See Note 15 to the consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	For Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock
Balance, beginning of year	700	$35,000	700	$35,000	700	$35,000
Issuance of preferred stock	-	-	-	-	-	-
Redemption of preferred stock	-	-	-	-	-	-
Balance, end of year	700	$35,000	700	$35,000	700	$35,000

Common stock
Balance, beginning of year	11,822	$11,822	12,054	$12,054	11,638	$11,638
Issuance of class C common stock	3	3	2	2	39	39
Repurchase and retirement of class C common stock	(800)	(800)	(299)	(299)	(45)	(45)
Exercise of stock options	66	66	65	65	422	422
Balance, end of year	11,091	$11,091	11,822	$11,822	12,054	$12,054

Additional paid-in capital
Balance, beginning of year		$87,777		$88,652		$82,527
Issuance of class C common stock		57		88		947
Repurchase and retirement of class C common stock		(5,879)		(2,190)		(1,014)
Exercise of stock options		1,103		1,227		6,192
Balance, end of year		$83,058		$87,777		$88,652

Retained earnings
Balance, beginning of year (as previously reported)		$103,135		$79,843		$54,813
Prior period adjustments*		(33,776)		(44,548)		(58,549)
Balance, beginning of year (as restated)*		69,359		35,295		(3,736)
Net income (as restated)*		49,272		41,240		41,271
Preferred stock dividends		(2,240)		(2,240)		(2,240)
Common stock dividends		(4,520)		(1,183)		-
Repurchase and retirement of class C common stock		(10,238)		(3,753)		-
Balance, end of year (as restated)*		$101,633		$69,359		$35,295

Accumulated other comprehensive income
Balance, beginning of year (as previously reported)		$(882)		$(2,295)		$(407)
Prior period adjustments*		32,158		41,786		57,637
Balance, beginning of year (as restated)*		31,276		39,491		57,230
Change in unrealized gain/loss on securities available-for-sale, net of tax (as restated)*		(16,722)		(9,714)		(19,327)
Change in unrealized gain/loss on financial derivatives, net of tax (as restated)*		693		1,499		1,588
Balance, end of year (as restated)*		$15,247		$31,276		$39,491
Total Comprehensive Income (as restated)*		$116,880		$100,635		$74,786
Total Stockholders' Equity (as restated)*		$246,029		$235,234		$210,492

See accompanying notes to consolidated financial statements.

*	See Note 15 to the consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For Year Ended December 31,
	2005	2004	2003
	(As Restated)*	(As Restated)*	(As Restated)*
	(in thousands)
Cash flows from operating activities:
Net income	$49,272	$41,240	$41,271
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment premiums and discounts	2,401	2,564	(834)
Amortization of debt premiums, discounts and issuance costs	65,411	30,687	34,844
Proceeds from repayment of trading investment securities	2,812	4,617	7,184
Purchases of loans held for sale	(88,375)	(70,524)	(90,504)
Proceeds from repayment of loans held for sale	11,641	11,194	14,393
Net change in fair value of trading securities and financial derivatives	(25,738)	(20,371)	(27,706)
Amortization of SFAS 133 transition adjustment on financial derivatives	693	1,499	1,588
Gain on the repurchase of debt	116	-	-
Gains on the sale of Farmer Mac Guaranteed Securities	-	(367)	-
Gains on the sale of real estate owned	(34)	(523)	(178)
Total (recovery)/provision for losses	(8,777)	(412)	7,285
Deferred income taxes	12,459	8,171	7,318
(Increase)/decrease in interest receivable	(9,379)	292	6,853
Increase in guarantee and commitment fees receivable	(2,299)	(2,986)	(10,947)
(Increase)/decrease in other assets	(16,354)	6,079	(30,203)
Increase/(decrease) in accrued interest payable	3,739	(831)	(3,414)
(Decrease)/increase in other liabilities	(3,732)	(13,195)	23,436
Net cash used in operating activities	(6,144)	(2,866)	(19,614)

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,215,207)	(598,858)	(959,081)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(216,436)	(225,591)	(299,079)
Purchases of loans held for investment	(21,681)	(33,881)	(102,063)
Purchases of defaulted loans	(10,911)	(12,783)	(55,652)
Proceeds from repayment of investment securities	1,641,143	615,555	719,262
Proceeds from repayment of Farmer Mac Guaranteed Securities	238,723	257,374	363,718
Proceeds from repayment of loans	140,761	145,536	137,431
Proceeds from sale of loans and Farmer Mac Guaranteed Securities	53,315	142,523	78,254
Proceeds from sale of real estate owned	3,112	12,482	9,984
Net cash (used in)/provided by investing activities	(387,181)	302,357	(107,226)

Cash flows from financing activities:
Proceeds from issuance of discount notes	49,707,010	58,532,700	73,025,686
Proceeds from issuance of medium-term notes	825,527	675,782	354,027
Payments to redeem discount notes	(49,226,177)	(59,414,100)	(73,235,160)
Payments to redeem medium-term notes	(862,240)	(278,760)	(122,140)
Proceeds from common stock issuance	1,227	1,382	7,600
Purchases of common stock	(16,914)	(6,242)	(1,059)
Cash dividends paid	(6,760)	(3,423)	(2,240)
Net cash provided by/(used in) financing activities	421,673	(492,661)	26,714
Net increase/(decrease) in cash and cash equivalents	28,348	(193,170)	(100,126)

Cash and cash equivalents at beginning of period	430,504	623,674	723,800
Cash and cash equivalents at end of period	$458,852	$430,504	$623,674
See accompanying notes to consolidated financial statements

*	See Note 15 to the consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1.	ORGANIZATION

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. §§ 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the “Act”). Farmer Mac is a stockholder-owned instrumentality of the United States of America that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners. Farmer Mac conducts these activities through two programs—Farmer Mac I and Farmer Mac II.

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

The consolidated financial statements include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation, whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission. All inter-company balances and transactions have been eliminated in consolidation.

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

	2005	2004	2003
	(in thousands)
Cash paid during the year for:
Interest	$74,701	$71,016	$60,745
Income taxes	10,500	9,000	11,000
Non-cash activity:
Real estate owned acquired through foreclosure	2,992	5,339	19,868
Loans acquired and securitized as Farmer Mac Guaranteed Securities	53,315	103,150	78,254
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	-	-	722,315

(c)	Investments and Farmer Mac Guaranteed Securities

Farmer Mac classifies investments and Farmer Mac Guaranteed Securities that Farmer Mac has the positive intent and ability to hold to maturity as held-to-maturity. Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts. Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Securities classified as trading securities are reported at their fair value, with unrealized gains and losses included in earnings. Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). As discussed in Note 6 and Note 15, Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives and trading assets in the consolidated statements of operations.

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

During third quarter 2005, Farmer Mac completed the planned migration of its methodology for determining its allowance for losses away from one based on its loan pool simulation and guarantee fee model to one based on its own historical portfolio loss experience and credit trends. Farmer Mac recorded the effects of that change as a change in accounting estimate of $4.8 million as of September 30, 2005.

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

	2005			2004			2003
	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS
	(in thousands, except per share amounts)
Net income available to common stockholders	$47,032		$47,032	$39,000		$39,000	$39,031		$39,031
Weighted-average shares	11,352	149	11,501	12,036	143	12,179	11,742	307	12,049
Earnings per
common share	$4.14		$4.09	$3.24		$3.20	$3.32		$3.24

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(m)	Stock-Based Compensation

Farmer Mac accounts for its stock-based employee compensation plans, which are described more fully in Note 9, using the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”). Accordingly, no compensation expense was recognized in 2005, 2004 and 2003 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income available to common stockholders, as reported	$47,032	$39,000	$39,031
Add back: Restricted stock compensation expense included in reported net income, net of taxes	-	15	304
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(2,132)	(1,647)	(2,833)
Pro forma net income available to common stockholders	$44,900	$37,368	$36,502

Earnings per share:
Basic - as reported	$4.14	$3.24	$3.32
Basic - pro forma	3.96	3.10	3.11

Diluted - as reported	$4.09	$3.20	$3.24
Diluted - pro forma	3.90	3.07	3.03

The underlying assumptions to these fair value calculations are presented in Note 9.

Pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), effective January 1, 2006, Farmer Mac expects to record compensation expense related to option grants outstanding and unvested as of December 31, 2005 of $1.7 million and $1.4 million during 2006 and 2007, respectively. The foregoing amounts do not include compensation expense for any stock option awards that may be granted after December 31, 2005. For additional information regarding Farmer Mac’s adoption of SFAS 123(R), see Note 2(p).

(n)	Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income available to common stockholders and unrealized gains and losses on securities available-for-sale net of related taxes. Comprehensive income is reported in the consolidated statements of changes in stockholders’ equity. The following table presents Farmer Mac’s accumulated other comprehensive income as of December 31, 2005, 2004 and 2003.

	As of December 31,
	2005	2004	2003
	(in thousands)
Available for sale securities:

Beginning balance	$33,359	$43,073	$62,400
Net unrealized holding (losses) gains, net of tax	(16,722)	(9,561)	(19,327)
Net reclassification adjustment for realized (gains) losses included in net income, net of tax	-	(153)	-

Ending balance	$16,637	$33,359	$43,073

Financial Derivatives:

Beginning balance	$(2,083)	$(3,582)	$(5,170)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	693	1,499	1,588
Ending balance	$(1,390)	$(2,083)	$(3,582)

Accumulated other comprehensive income, net of tax	$15,247	$31,276	$39,491

(o)	Long-Term Standby Purchase Commitments (“LTSPCs”)

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

In March 2004, the Emerging Issues Task Force (“EITF”) amended EITF 03-1, The Meaning of Other-Than-Temporary Impairment. This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In November 2005, the FASB issued Staff Position No. 115-1 and No. 124-1 (“FSP”), which nullifies the guidance in paragraphs 10-18 of EITF 03-1, and references existing other than temporary impairment guidance. The FSP clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for impaired debt securities. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

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

	For the Year Ended December 31,
	2005		2004		2003
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance
	(dollars in thousands)
New extensions:
AgFirst Farm Credit Bank	54	$32,635	338	$95,528	1,016	$172,489
AgStar Financial Services, ACA	1,166	193,078	35	11,573	2,347	194,205
Farm Credit Bank of Texas	106	45,941	294	67,530	295	47,361
Farm Credit West, ACA or its affiliates	-	-	87	89,569	287	174,336
Sacramento Valley Farm Credit, ACA	6	6,622	-	-	-	-

	As of December 31,
	2005		2004
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance
	(dollars in thousands)
Aggregate LTSPCs outstanding:
AgFirst Farm Credit Bank	3,009	$430,544	3,548	$517,406
AgStar Financial Services, ACA	3,974	382,455	3,214	237,155
Farm Credit Bank of Texas	568	122,197	532	96,995
Farm Credit West, ACA or its affiliates	185	146,369	215	172,230
Sacramento Valley Farm Credit, ACA	330	144,472	-	-

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Commitment fees received by Farmer Mac:
AgFirst Farm Credit Bank	$2,164	$2,428	$2,077
AgStar Financial Services, ACA	1,096	1,112	879
Farm Credit Bank of Texas	512	423	89
Farm Credit West, ACA or its affiliates	801	1,046	1,947
Sacramento Valley Farm Credit, ACA	736	-	-

As of December 31, 2005 and 2004, Farmer Mac had the following commitment fees receivable from related parties:

	As of December 31,
	2005	2004
	(in thousands)
AgFirst Farm Credit Bank	$337	$401
AgStar Financial Services, ACA	134	88
Farm Credit Bank of Texas	46	44
Farm Credit West, ACA or its affiliates	63	71
Sacramento Valley Farm Credit, ACA	60	-

Zions First National Bank:

The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates (“Zions”), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock, during 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005		2004		2003
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance
	(dollars in thousands)
Purchases:
Loans	68	$24,532	75	$34,403	148	$74,496
USDA-guaranteed portions	52	11,131	27	6,545	6	1,694
Sales of Farmer Mac
Guaranteed Securities		46,720		64,458		75,834

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

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Guarantee fees received by Farmer Mac	$2,406	$2,996	$1,399
Servicing fees received by Zions	1,496	1,855	1,345
Underwriting and loan file review fees received by Zions	10	18	48
Audit fees for review of servicing reimbursed to Zions	7	-	-
Litigation expenses reimbursed to Zions	6	-	-
Discount note commissions received by Zions	40	31	18
Medium-term note commissions received by Zions	-	-	226

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

The following is a summary of purchases of loans and USDA-guaranteed portions from other related parties during 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005		2004		2003
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Number of Loans		Aggregate Principal Balance
	(dollars in thousands)
Purchases:
Loans:
First Dakota National Bank	1	$725	15	$3,532	$-	*	$-	*
USDA-guaranteed portions:
Bath State Bank	39	7,688	43	6,894	37		8,691
First Dakota National Bank	18	3,419	12	2,081	-	*	-	*

*	Although Farmer Mac conducted business with First Dakota National Bank during 2003, information for those transacrions is not provided because the institution was not a related party during 2003.

Farmer Mac received the following guarantee fees with respect to transactions with other related parties:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Farm Credit West, ACA or its affiliates	$2,623	$2,799	$1,706
Bath State Bank	50	52	45
First Dakota National Bank	183	188	-	*

*	Although Farmer Mac conducted business with First Dakota National Bank during 2003, information for those transacrions is not provided because the institution was not a related party during 2003.

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

4.	INVESTMENT SECURITIES

Farmer Mac’s investment portfolio as of December 31, 2005 and 2004 was comprised of the following investment securities:

	As of December 31,
	2005	2004
	(in thousands)
Held-to-maturity	$10,602	$10,604
Available-for-sale	1,604,419	1,035,695
Trading	6,920	9,844
	$1,621,941	$1,056,143

The amortized cost and estimated fair values of investments as of December 31, 2005 and 2004 were as follows.

	As of December 31, 2005				As of December 31, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(in thousands)
Held-to-maturity:
Cash investment in fixed rate guaranteed investment contract	$10,602	$18	$-	$10,620	$10,604	$282	$-	$10,886
Total held-to-maturity	$10,602	$18	$-	$10,620	$10,604	$282	$-	$10,886

Available-for-sale:
Floating rate asset-backed securities	$336,647	$941	$-	$337,588	$213,392	$405	$-	$213,797
Floating rate corporate debt securities	230,787	515	(10)	231,673	372,272	398	(68)	372,602
Fixed rate corporate debt securities	520,381	-	(1,950)	518,050	-	-	-	-
Fixed rate preferred stock	239,033	11,687	(304)	250,416	185,257	14,798	-	200,055
Fixed rate commercial paper	90,848	-	-	90,848	22,122	-	-	22,122
Floating rate mortgage-backed securities	175,441	481	(78)	175,844	226,526	598	(5)	227,119
Total available-for-sale	$1,593,137	$13,624	$(2,342)	$1,604,419	$1,019,569	$16,199	$(73)	$1,035,695

Trading:
Adjustable rate mortgage-backed securities	$6,867	$53	$-	$6,920	$9,679	$165	$-	$9,844
Total trading	$6,867	$53	$-	$6,920	$9,679	$165	$-	$9,844

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

As of December 31, 2005 and 2004, there were no unrealized losses on Farmer Mac’s held-to-maturity or trading securities. As of December 31, 2005 and 2004, unrealized losses on available-for-sale securities were as follows:

	As of December 31,
	2005		2004
	Available-for-Sale Securities		Available-for-Sale Securities
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Unrealized loss position for less than 12 months	$615,141	$(2,324)	$100,070	$(73)
Unrealized loss position for more than 12 months	12,520	(18)	-	-
Total	$627,661	$(2,342)	$100,070	$(73)

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

	As of December 31, 2005
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$145,296	$145,348	4.47%
Due after on year through five years	751,547	749,747	4.84%
Due after five years through ten years	113,458	118,320	7.23%
Due after ten years	582,836	591,004	5.15%
Total	$1,593,137	$1,604,419	5.09%

5.	FARMER MAC GUARANTEED SECURITIES

As of December 31, 2005 and 2004, Farmer Mac on-balance sheet Guaranteed Securities included the following:

	As of December 31,
	2005			2004
	Held-to- Maturity	Available -for-Sale	Total	Held-to- Maturity	Available -for-Sale	Total
	(in thousands)
Farmer Mac I	$41,573	$492,158	$533,731	$42,911	$620,501	$663,412
Farmer Mac II	797,245	-	797,245	713,435	-	713,435
Total	$838,818	$492,158	$1,330,976	$756,346	$620,501	$1,376,847

The following table sets forth the amortized cost, unrealized gains and losses and estimated fair values of on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2005 and 2004.

	As of December 31,
	2005			2004
	Held-to- Maturity	Available -for-Sale	Total	Held-to- Maturity	Available -for-Sale	Total
	(in thousands)
Amortized cost	$838,818	$477,561	$1,316,379	$756,346	$585,021	$1,341,367
Unrealized gains	448	18,395	18,843	12,225	35,660	47,885
Unrealized losses	(8,339)	(3,798)	(12,137)	(2,038)	(180)	(2,218)
Fair value	$830,927	$492,158	$1,323,085	$766,533	$620,501	$1,387,034

Of the total Farmer Mac Guaranteed Securities held by Farmer Mac as of December 31, 2005, $950.6 million are fixed-rate or have floating rates that reset after one year.

The table below presents a sensitivity analysis for Farmer Mac’s retained Farmer Mac Guaranteed Securities as of December 31, 2005.

December 31, 2005
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,323,085

Weighted-average remaining life (in years)	4.4

Weighted-average prepayment speed (annual rate)	11.5%
Effect on fair value of a 10% adverse change	$(24)
Effect on fair value of a 20% adverse change	$(36)

Weighted-average discount rate	5.3%
Effect on fair value of a 10% adverse change	$(17,871)
Effect on fair value of a 20% adverse change	$(35,841)

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

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	As of December 31,
	2005	2004
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$784,422	$876,866
Guaranteed Securities	518,250	626,952
Farmer Mac II:
Guaranteed Securities	796,224	712,653
Total on-balance sheet	$2,098,896	$2,216,471

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,329,798	$2,295,103
Guaranteed Securities	804,785	882,282
Farmer Mac II:
Guaranteed Securities	39,508	55,889
Total off-balance sheet	$3,174,091	$3,233,274

Total	$5,272,987	$5,449,745

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

Interest Rate Risk:

Farmer Mac uses financial derivatives to provide a cost- and capital-efficient way to manage its interest rate risk exposure by modifying the repricing or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities. The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts. Farmer Mac uses interest-rate swaps to assume fixed rate interest payments in exchange for variable rate interest payments and vice versa. Depending on the hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term variable rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities. The net payments of these agreements are charged to gains/(losses) on financial derivatives and trading assets.

The Corporation accounts for its financial derivatives as undesignated financial derivatives. As of December 31, 2005 and 2004, the net fair value of the Corporation’s financial derivatives totaled $(20.4) million and $(46.3) million, respectively. The maximum term over which Farmer Mac is currently managing its exposure for forecasted transactions is 15 years. Gains/(losses) on financial derivatives and trading assets totaled $11.5 million, $(14.7) million, and $(17.7) million for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table summarizes information related to Farmer Mac’s financial derivatives as of December 31, 2005:

							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in Years)
	(dollars in thousands)

Pay fixed callable interest rate swaps	$76,739	$771	$-	5.11%	4.15%		6.86
Pay fixed interest rate swaps	633,939	4,224	(22,223)	5.65%	4.21%		6.06
Pay variable callable interest rate swaps	60,000	-	(208)	4.34%	3.87%		0.69
Pay variable interest rate swaps	145,000	-	(5,544)	6.59%	6.70%		8.53
Basis swaps	389,496	3,721	(920)	4.17%	4.25%		10.36
Agency forwards	91,178	3	(267)			101.46

Total financial derivatives	$1,396,352	$8,719	$(29,162)	5.22%	4.48%

7.	NOTES PAYABLE

Farmer Mac’s borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of one year or less, whereas medium-term notes can have maturities of one to 15 years.

The following table sets forth information related to Farmer Mac’s borrowings as of December 31, 2005 and 2004:

	As of December 31,
	2005				2004
	Outstanding as of December 31, 2005		Average Outstanding During the Year		Outstanding as of December 31, 2004		Average Outstanding During the Year
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,334,704	4.09%	$1,920,390	3.23%	$1,791,932	2.15%	$2,050,934	1.35%
Current portion of medium - term notes	253,000	4.43%			828,240	3.01%
	$2,587,704	4.13%			$2,620,172	2.42%

Due after one year:
Medium-term notes due in:
2007	$262,538	4.20%
2008	714,113	3.79%
2009	205,798	5.57%
2010	58,000	4.58%
2011	11,675	5.52%
Thereafter	154,403	6.66%
	1,406,527	4.49%
Total	$3,994,231	4.25%

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

	Callable Debt as of December 31, 2005
	Maturity	Amount	Rate
	(dollars in thousands)
Callable in:
2006	2008-2011	$53,400	4.27%
		$53,400	4.27%

The following schedule summarizes the earliest repricing date of total borrowings outstanding as of December 31, 2005, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

	Amount	Weighted- Average Rate
	(dollars in thousands)
Debt repricing in:
2006	$2,641,163	4.13%
2007	262,479	4.20%
2008	689,113	3.79%
2009	205,798	5.57%
2010	33,000	4.63%
2011	8,275	5.40%
Thereafter	154,403	6.66%

Total	$3,994,231	4.25%

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

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2005:

	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)

Balances as of January 1, 2003	$2,662	$592	$16,757	$20,011

Provision/(recovery) for losses	6,524	1,230	(469)	7,285
Net charge-offs	(3,219)	(1,584)	(440)	(5,243)

Balances as of December 31, 2003	$5,967	$238	$15,848	$22,053

Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Net charge-offs	(3,161)	(1,375)	(4)	(4,540)

Balances as of December 31, 2004	$4,395	$-	$12,706	$17,101

Provision/(recovery) for losses	(54)	206	(8,929)	(8,777)
Net recoveries/(charge-offs)	535	(206)	-	329

Balances as of December 31, 2005	$4,876	$-	$3,777	$8,653

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I program are underwritten in conformance with Farmer Mac’s underwriting and appraisal standards.

The following table presents Farmer Mac’s reserve for losses for all post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2005 and 2004.

Reserve for Losses on LTSPCs and Post-1996 Act Farmer Mac I Guaranteed Securities
	December 31, 2005	December 31, 2004
	(in thousands)
On-balance sheet Farmer Mac I Guaranteed Securities	$2,068	$1,973
Off-balance sheet Farmer Mac I Guaranteed Securities	1,078	2,981
LTSPCs	631	7,752
Total reserve for losses	$3,777	$12,706

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

	For the Year Ended December 31,
	2005	2004
	(in thousands)
Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	$2,191	$2,186
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	7,483	8,305
Defaulted loans purchased
Defaulted laons purchased underlying LTSPCs	1,237	2,292

Total	$10,911	$12,783

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

On August 4, 2004, Farmer Mac established a program to repurchase up to 10 percent of the Corporation’s outstanding Class C non-voting common stock. As of September 20, 2005, Farmer Mac purchased all of the shares authorized by that program, 1,055,500 shares at an average purchase price of $20.73 per share. On November 11, 2005, Farmer Mac established a program to repurchase up to an additional 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C non-voting common stock. The authority for this stock repurchase program expires in August 2007. During 2005, Farmer Mac repurchased 43,950 shares of its Class C non-voting common stock under the new repurchase program at an average price of $27.97 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

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

Stock Option Plan

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C non-voting common stock. Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant. If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the plan, 2,975,240 have been issued, net of cancellations as of December 31, 2005. Options granted during 2005 have exercise prices ranging from $18.21 to $29.93 per share. For all stock options granted, the exercise price is equal to the closing price of the Class C common stock on or immediately preceding the date of grant.

The following table summarizes stock option activity for 2005 and 2004:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	1,812,222	$22.67	1,575,980	$22.92	1,637,111	$19.45
Granted	490,561	21.10	341,984	20.49	366,104	22.67
Exercised	(67,253)	15.63	(65,208)	17.15	(422,236)	9.14
Canceled	(82,522)	25.94	(40,534)	22.79	(4,999)	28.07
Outstanding, end of year	2,153,008	$22.41	1,812,222	$22.67	1,575,980	$22.92
Options exercisable at year end	1,452,274		1,352,648		1,247,658

The cancellations of stock options during 2005 and 2004 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date. For 2005 and 2004 the additional paid in capital received from the exercise of stock options was $1.1 million and $1.2 million, respectively. During 2005 and 2004 the reduction of income tax paid as a result of the deduction for the exercise of stock options was $0.2 million and $0.2 million, respectively.

The following table summarizes information regarding options outstanding as of December 31, 2005:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Number of Shares

$ 11.83	40,212	1.4 years	40,212
15.13	242,208	4.4 years	242,208
16.38	8,842	4.7 years	8,842
18.13	3,000	4.8 years	3,000
18.21	1,000	9.3 years	-
19.08	3,000	9.4 years	-
19.71	2,000	9.4 years	-
19.86	215,258	8.6 years	71,753
20.00	77,586	2.4 years	77,586
20.32	19,001	8.7 years	6,333
20.50	3,000	9.5 years	-
20.61	423,561	8.4 years	-
21.19	3,000	4.9 years	3,000
22.08	137,064	3.4 years	137,064
22.11	90,000	3.4 years	30,000
22.40	339,104	6.2 years	339,104
22.94	1,500	3.6 years	1,500
24.34	46,000	9.8 years	-
26.25	8,000	6.7 years	8,000
26.68	12,000	7.8 years	12,000
26.92	500	5.3 years	500
27.75	3,000	5.0 years	3,000
29.10	228,921	5.3 years	228,921
29.93	6,000	10.0 years	-
31.02	4,627	5.5 years	4,627
31.20	4,750	5.7 years	4,750
31.24	228,374	4.4 years	228,374
34.90	1,000	5.7 years	1,000
45.06	500	6.3 years	500
	2,153,008		1,452,274

The weighted-average fair values of options granted in 2005, 2004 and 2003 were $6.69, $7.34 and $10.68, respectively, which under the fair value-based method of accounting for stock-based compensation cost would have reduced net income available to common stockholders by $2.1 million, $1.6 million and $2.5 million for 2005, 2004 and 2003, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.9%	4.3%	2.9%
Expected years until exercise	7 years	5 years	5 years
Expected stock volatility	46.3%	47.8%	47.8%
Dividend yield	1.9%	0.0%	0.0%
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

As of December 31, 2005, Farmer Mac’s minimum and critical capital requirements were $142.5 million and $71.2 million, respectively, and its actual core capital level was $230.8 million, $88.3 million above the minimum capital requirement and $159.6 million above the critical capital requirement. As of December 31, 2004, Farmer Mac’s minimum and critical capital requirements were $128.9 million and $64.5 million, respectively, and its actual core capital level was $203.9 million, $75.0 million above the minimum capital requirement and $139.4 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2005 was $29.5 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $239.4 million exceeded that amount by approximately $209.9 million. Farmer Mac’s risk-based capital requirement as of December 31, 2004 was $33.8 million and Farmer Mac’s regulatory capital of $221.1 million exceeded that amount by approximately $187.3 million.

10.	INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Current	$10,632	$11,580	$12,529
Deferred:
Allowances for Losses	2,957	1,733	(1,212)
Financial Derivatives	9,551	6,532	8,465
Other	(49)	(94)	65
Total Deferred	12,459	8,171	7,318
Income Tax Expense	$23,091	$19,751	$19,847

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(dollars in thousands)
Tax expense at statutory rate	$25,327	$21,347	$21,391
Effect of non-taxable dividend income	(2,337)	(1,694)	(1,694)
Other	101	98	150

Income tax expense	$23,091	$19,751	$19,847

Statutory tax rate	35.0%	35.0%	35.0%
Effective tax rate	31.9%	32.4%	32.5%

The components of the deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$7,155	$16,203
Allowance for losses	3,029	5,985
Other	1,997	2,885
Total deferred tax assets	12,181	25,073

Deferred tax liability:
Unrealized gain on available-for-sale securities	8,958	17,962
Total deferred tax liability	8,958	17,962
Net deferred tax asset	$3,223	$7,111

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

Rental expense for Farmer Mac’s office space for each of the years ended December 31, 2005, 2004 and 2003 was $0.7 million, $0.6 million and $0.5 million, respectively. The future minimum lease payments under Farmer Mac’s non-cancelable leases for its office space and other contractual obligations are as follows:

	Future Minimum Lease Payments	Other Contractual Obligations
	(in thousands)

2006	$611	$541
2007	625	193
2008	625	83
2009	618	-
2010	633	-
Thereafter	594	-
Total	$3,706	$817

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

	As of December 31,
	2005		2004
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$458,852	$458,852	$430,504	$430,504
Investment securities	1,621,959	1,621,941	1,056,425	1,056,143
Farmer Mac Guaranteed Securities	1,323,085	1,330,976	1,387,034	1,376,847
Loans	808,785	799,516	907,015	882,874
Financial derivatives	8,719	8,719	1,499	1,499
Interest receivable	67,509	67,509	58,131	58,131
Guarantee and commitment fees receivable:
LTSPCs	13,779	14,211	11,257	11,687
Off-balance sheet Farmer Mac Guaranteed Securities	7,942	7,959	8,073	8,184

Financial liabilities:
Notes payable:
Due within one year	2,585,967	2,587,704	2,623,675	2,620,172
Due after one year	1,421,175	1,406,527	911,175	864,412
Financial derivatives	29,162	29,162	47,793	47,793
Accrued interest payable	29,250	29,250	25,511	25,511
Guarantee and commitment obligation:
LTSPCs	11,954	12,386	9,274	9,704
Off-balance sheet Farmer Mac Guaranteed Securities	5,222	5,239	5,078	5,189

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

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2005 Quarter Ended
	Dec. 31		Sept. 30		June 30		Mar. 31
	As Previously Reported	As Restated*	As Previously Reported	As Restated*	As Previously Reported	As Restated*	As Previously Reported	As Restated*
	(in thousands, except per share amounts)
Interest income	$54,799	$55,094	$49,059	$49,536	$44,008	$44,907	$41,789	$43,035
Interest expense	45,359	42,789	41,186	38,028	35,886	31,966	33,983	29,154
Net interest income	9,440	12,305	7,873	11,508	8,122	12,941	7,806	13,881
Provision for loan losses	1,732	1,732	(2,465)	(2,465)	203	203	584	584
Net interest income after provision for loan losses	11,172	14,037	5,408	9,043	8,325	13,144	8,390	14,465
Guarantee and commitment fees	4,865	4,865	4,844	4,844	4,889	4,889	4,956	4,956
Gains/(losses) on financial derivatives and trading assets	(1,144)	4,224	(2,379)	12,009	3,755	(14,562)	(1,709)	9,866
Gain on the repurchase of debt	116	116	-	-	-	-	-	-
Gains/(losses) on the sale of real estate owned	-	-	114	114	(67)	(67)	(13)	(13)
Representation and warranty claims income	-	-	-	-	-	-	79	79
Other income	259	259	926	926	367	367	320	320
Total revenues	15,268	23,501	8,913	26,936	17,269	3,771	12,023	29,673
Total operating expenses	5,332	5,332	(2,750)	(2,750)	4,718	4,718	4,218	4,218
Income/(loss) before income taxes	9,936	18,169	11,663	29,686	12,551	(947)	7,805	25,455
Income tax expense/(benefit)	2,865	5,747	3,470	9,778	3,780	(944)	2,333	8,510
Net income/(loss)	7,071	12,422	8,193	19,908	8,771	(3)	5,472	16,945
Preferred stock dividends	(560)	(560)	(560)	(560)	(560)	(560)	(560)	(560)
Net income/(loss) available to common stockholders	$6,511	$11,862	$7,633	$19,348	$8,211	$(563)	$4,912	$16,385

Earnings per common share:
Basic earnings (loss) per common share	$0.59	$1.07	$0.68	$1.73	$0.72	$(0.05)	$0.42	$1.40
Basic earnings (loss) per common share	$0.57	$1.04	$0.67	$1.70	$0.72	$(0.05)	$0.42	$1.39
Common stock dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

* See related discussion in Note 15.

	2004 Quarter Ended
	Dec. 31		Sept. 30		June 30		Mar. 31
	As Previously Reported	As Restated*	As Previously Reported	As Restated*	As Previously Reported	As Restated*	As Previously Reported	As Restated*
	(in thousands, except per share amounts)
Interest income	$39,608	$41,350	$38,386	$40,362	$36,913	$39,540	$39,087	$41,649
Interest expense	31,636	26,061	30,417	24,174	29,074	22,248	29,620	23,066
Net interest income	7,972	15,289	7,969	16,188	7,839	17,292	9,467	18,583
Provision for loan losses	830	830	144	144	230	230	(2,793)	(2,793)
Net interest income after provision for loan losses	8,802	16,119	8,113	16,332	8,069	17,522	6,674	15,790
Guarantee and commitment fees	5,235	5,235	5,269	5,269	5,251	5,251	5,222	5,222
Gains/(losses) on financial derivatives and trading assets	399	3,587	5,350	(17,867)	(6,152)	22,106	3,249	(22,513)
Gain on sale of Farmer Mac Guaranteed Securities	-	-	-	-	367	367	-	-
Gains/(losses) on the sale of real estate owned	642	642	133	133	30	30	(282)	(282)
Representation and warranty claims income	1,000	1,000	-	-	1,816	1,816	-	-
Other income	126	126	703	703	144	144	522	522
Total revenues	16,204	26,709	19,568	4,570	9,525	47,236	15,385	(1,261)
Total operating expenses	822	823	5,964	5,964	6,299	6,299	3,178	3,177
Income/(loss) before income taxes	15,382	25,886	13,604	(1,394)	3,226	40,937	12,207	(4,438)
Income tax expense/(benefit)	4,985	8,661	4,440	(809)	706	13,905	3,820	(2,006)
Net income/(loss)	10,397	17,225	9,164	(585)	2,520	27,032	8,387	(2,432)
Preferred stock dividends	(560)	(560)	(560)	(560)	(560)	(560)	(560)	(560)
Net income/(loss) available to common stockholders	$9,837	$16,665	$8,604	$(1,145)	$1,960	$26,472	$7,827	$(2,992)

Earnings per common share:
Basic earnings/(loss) per common share	$0.83	$1.40	$0.71	$(0.09)	$0.16	$2.19	$0.65	$(0.25)
Diluted earnings/(loss) per common share	$0.82	$1.39	$0.70	$(0.09)	$0.16	$2.17	$0.64	$(0.25)
Common stock dividends	$0.10	$0.10	$-	$-	$-	$-	$-	$-

* See related discussion in Note 15.

15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of its December 31, 2005 consolidated financial statements, the Corporation determined that it needed to restate prior financial results to correct its accounting for financial derivatives. The Corporation determined that it had inappropriately recorded changes in the fair value of cash flow hedges in other comprehensive income, net of income taxes, and recorded changes in the fair value of fair value hedges as basis adjustments on the hedged item rather than account for the financial derivatives as undesignated financial derivatives with all changes in the fair value of the financial derivatives recognized in the consolidated statements of operations.

The Corporation, in light of SEC staff comments, has recently concluded a reassessment of its documentation and accounting treatment of financial derivative transactions under SFAS 133 and related interpretations. Based on the reassessment, while the transactions engaged in by the Corporation were highly effective economic hedges of interest rate risk, the Corporation has determined that it was not appropriately applying hedge accounting in accordance with SFAS 133.

As a result, the accompanying consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 have been restated from the amounts previously reported to correct the accounting for financial derivatives. The corrections related to the Corporation’s accounting for fair value hedges and cash flow hedges are described in more detail below.

The Corporation reduced its stockholders’ equity by $0.9 million as of January 1, 2003 as the cumulative effect of the corrections to its accounting for financial derivatives for all periods preceding January 1, 2003, and restated its consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and its consolidated balance sheet as of December 31, 2005 and 2004. The restatement resulted in increases to previously reported net income available to common stockholders of $19.8 million ($1.72 per diluted common share), $10.8 million ($0.88 per diluted common share), and $14.0 million ($1.16 per diluted common share) for the years ended December 31, 2005, 2004 and 2003, respectively. There was no impact on net cash flows or the amount of dividends declared for any years presented.

Fair Value Hedges:

The Corporation has determined that it did not meet the specific documentation requirements required by SFAS 133 to assume no ineffectiveness in its fair value hedge relationships or to apply hedge accounting to its fair value hedges. As a result, the Corporation’s designation of its financial derivatives as fair value hedges for the period from January 1, 2001 to December 31, 2005 did not meet the requirements of SFAS 133.

The impact of the restatement on the consolidated statements of operations related to fair value hedges was to reverse previously applied hedge accounting for all hedging relationships. For financial derivatives previously accounted for as fair value hedges, the net accruals for the derivatives were previously recorded to net interest income, and net changes in fair values of the financial derivatives were previously recorded as basis adjustments to the hedged items, such as notes payable, loans held for sale, or investment securities. As a result of the restatement, the previous accounting treatment was reversed (i.e., the net accruals recorded to net interest income were reclassified to gains and losses on financial derivatives and basis adjustments for the hedged items was reversed), and the total changes in the fair values of the derivative instruments, including interest accrual settlements, were recorded directly to gains/(losses) on financial derivatives and trading assets.

Cash Flow Hedges:

The Corporation determined also that it did not meet specific documentation and other requirements of SFAS 133 to apply hedge accounting to its cash flow hedges. In this regard, the Corporation has determined that its forecasted transactions were not documented with sufficient specificity at the inception of the hedge relationship to allow those transactions to be identified as the intended “hedged transactions” when they occurred; some of its forecasted transactions related to the acquisitions of assets, or incurrences of liabilities, involved subsequent remeasurements with changes in fair value attributable to the hedged risk reported currently in earnings; and the benchmark index identified for its basis swaps did not meet the definition of a “benchmark interest rate” as that term is defined in SFAS 133. As a result, the Corporation’s designation of its financial derivatives as cash flow hedges for the period from January 1, 2001 to December 31, 2005 did not meet the requirements of SFAS 133.

The impact of the restatement on the consolidated statements of operations related to cash flow hedges was to reverse previously applied hedge accounting for all hedging relationships. For financial derivatives previously accounted for as cash flow hedges, the Corporation recorded accruals from the financial derivatives to net interest income and recorded net changes in the fair values of the derivatives, net-of-tax, to accumulated other comprehensive income (“OCI”). As a result of the restatement, the previous accounting treatment for cash flow hedges was reversed from accumulated OCI and net interest income, and recorded to gains/(losses) on financial derivatives and trading assets.

The following tables set forth the previously reported and restated amounts of selected items within the consolidated balance sheets as of December 31, 2005 and 2004 and within the consolidated statements of operations and consolidated statements of cash flows for the years ended 2005, 2004 and 2003.

	As of December 31,
	2005		2004
Selected Balance Sheet Data	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Assets:
Deferred tax asset, net	$2,397	$3,223	$6,518	$7,111
Total Assets	4,340,619	4,341,445	3,846,817	3,847,410

Liabilities and Stockholders' Equity:
Notes payable: Due after one year	1,403,598	1,406,527	862,201	864,412
Total notes payable	3,991,302	3,994,231	3,482,373	3,484,584
Total Liabilities	4,092,487	4,095,416	3,609,965	3,612,176

Accumulated other comprehensive income/(loss)	3,339	15,247	(882)	31,276
Retained earnings	115,644	101,633	103,135	69,359
Total Stockholders' Equity	248,132	246,029	236,852	235,234

Total Liabilities and Stockholders' Equity	4,340,619	4,341,445	3,846,817	3,847,410

	2005		2004		2003
Selected Statements of Operations Data:	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Interest income:
Farmer Mac Guaranteed Securities	$70,472	$73,389	$66,222	$75,129	$73,692	$87,064
Total interest income	189,655	192,572	153,994	162,901	161,559	174,931

Interest expense	156,414	141,937	120,747	95,549	124,307	96,129
Net interest income	33,241	50,635	33,247	67,352	37,252	78,802
Net interest income after recovery/ (provision) for loan losses	33,295	50,689	31,658	65,763	30,728	72,278

Gains/(losses) on financial derivatives and trading assets	(1,477)	11,537	2,846	(14,687)	2,357	(17,653)
Total revenues	53,473	83,881	60,682	77,254	54,760	76,300
Income before income taxes	41,955	72,363	44,419	60,991	39,578	61,118
Income tax expense	12,448	23,091	13,951	19,751	12,308	19,847
Net income	29,507	49,272	30,468	41,240	27,270	41,271
Net income available to common stockholders	27,267	47,032	28,228	39,000	25,030	39,031

Earnings per common share:
Basic earnings per common share	2.40	4.14	2.35	3.24	2.13	3.32
Diluted earnings per common share	2.37	4.09	2.32	3.20	2.08	3.24

	2005		2004		2003
Selected Statements of Cash Flows Data:	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$29,507	$49,272	$30,468	$41,240	$27,270	$41,271
Adjustments to reconcile net income to net cash used in operating activities:
Net change in fair value of trading securities and financial derivatives	2,600	(25,738)	(954)	(20,371)	(2,479)	(27,706)
Amortization of FAS 133 adjustment on financial derivatives	1,814	693	1,206	1,499	1,596	1,588
Deferred income taxes	1,816	12,459	2,371	8,171	(221)	7,318
(Increase)/decrease in other assets	(16,235)	(16,354)	4,846	6,079	(31,897)	(30,203)
Net cash used in operating activities	(6,974)	(6,144)	(1,547)	(2,866)	(17,613)	(19,614)

Cash flows from financing activities:
Settlement of financial derivatives	830	-	(1,319)	-	(2,001)	-
Net cash provided by/(used in) financing activities	422,503	421,673	(493,980)	(492,661)	24,713	26,714

******

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2005. Based on management’s reassessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were not effective as of December 31, 2005 because of the material weakness in internal control over financial reporting related to the accounting for financial derivatives as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities described in Management’s Report on Internal Controls over Financial Reporting (as revised) set forth in Item 8 above.

See Item 8 above for management’s report on internal control over financial reporting and the accompanying report of independent registered public accounting firm.

(b) Changes in Internal Control Over Financial Reporting. There was no change in Farmer Mac’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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
Certification of Chief Executive Officer relating to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Henry D. Edelman	November 9, 2006
By: Henry D. Edelman	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred L. Dailey	Chairman of the Board and Director	November 9, 2006
Fred L. Dailey

/s/ Henry D. Edelman	President and Chief Executive	November 9, 2006
Henry D. Edelman	Officer (Principal Executive Officer)

/s/ Nancy E. Corsiglia	Vice President - Finance,	November 9, 2006
Nancy E. Corsiglia	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Timothy L. Buzby	Vice President - Controller	November 9, 2006
Timothy L. Buzby	(Principal Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	November 9, 2006
Julia Bartling

/s/ Dennis L. Brack	Director	November 9, 2006
Dennis L. Brack

/s/ Ralph W. Cortese	Director	November 9, 2006
Ralph W. Cortese

/s/ Grace T. Daniel	Director	November 9, 2006
Grace T. Daniel

/s/ Paul A. DeBriyn	Director	November 9, 2006
Paul A. DeBriyn

/s/ Dennis A. Everson	Director	November 9, 2006
Dennis A. Everson

/s/ Ernest M. Hodges	Director	November 9, 2006
Ernest M. Hodges

/s/ Mitchell A. Johnson	Director	November 9, 2006
Mitchell A. Johnson

/s/ Lowell L. Junkins	Vice Chairman	November 9, 2006
Lowell L. Junkins	and Director

/s/ Timothy F. Kenny	Director	November 9, 2006
Timothy F. Kenny

/s/ Glen O. Klippenstein	Director	November 9, 2006
Glen O. Klippenstein

/s/ Charles E. Kruse	Director	November 9, 2006
Charles E. Kruse

/s/ John G. Nelson	Director	November 9, 2006
John G. Nelson

/s/ John Dan Raines, Jr.	Director	November 9, 2006
John Dan Raines, Jr.