Form 10-Q/A
period 2006-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2006-11-09
CIK 845877

As filed with the Securities and Exchange Commission on
November 9, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of May 2, 2006, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,555,548 shares of Class C Non-Voting Common Stock outstanding.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of the Federal Agricultural Mortgage Corporation (“Farmer Mac”) for the quarterly period ended March 31, 2006, initially filed with the Securities and Exchange Commission on May 10, 2006 (the “Original Filing”) is being filed to amend and restate financial and other information contained in Item 1 (Condensed Consolidated Financial Statements), Item 2 (Management’s Discussion and Analysis of Operating Results and Financial Condition), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and Item 4 (Controls and Procedures) of Part I, and Item 6 (Exhibits) of Part II of the Original Filing.

This Amendment restates the Corporation’s unaudited interim condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. The Corporation is concurrently filing amendments to (1) its Form 10-K for the year ended December 31, 2005 to restate the Corporation’s consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, and other financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly unaudited data for 2005 and 2004 and (2) its Form 10-Q for the quarter ended June 30, 2006 to restate the quarterly unaudited interim consolidated financial statements and other financial information contained in that report. In this regard, investors should rely on the restated financial results for the years and each of the quarters in the years 2005, 2004, 2003, 2002 and 2001 and the first and second quarters of 2006 and, as the Corporation previously reported on Form 8-K on October 6, 2006, should not rely on the Corporation’s previously issued consolidated financial statements and other financial information for these reporting periods.

The Corporation, in light of SEC staff comments, has recently concluded a reassessment of its documentation and accounting treatment of financial derivative transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), interpretations of which have evolved. Based on the reassessment, while the transactions engaged in by the Corporation were highly effective economic hedges of interest rate risk, the Corporation has determined that it was not appropriately applying hedge accounting in accordance with SFAS 133. See “Note 6 - Restatement of Condensed Consolidated Financial Statements” in Item 1 of Part I and the discussion under the caption “Restatement of Previously Issued Quarterly Financial Statements” in Item 2 of Part I for further information related to the restatement with respect to the hedge accounting that had been employed and the effects of this treatment on the restated consolidated financial statements.

This Amendment also addresses management’s re-evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting resulting from management’s reassessment and identification of a material weakness in internal control over financial reporting relating to Farmer Mac’s accounting for derivatives under SFAS 133. See Item 4 (Controls and Procedures) of Part I for further discussion. New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment.

Except as described above, no attempt has been made in this Amendment to amend or update other disclosures presented in this Form 10-Q/A. Therefore, this Amendment does not reflect events occurring after the filing of the Original Filing or amend or update those disclosures, or related exhibits, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with Farmer Mac’s other filings with the SEC subsequent to the filing of the Original Filing.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The following restated interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations. The December 31, 2005 consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2005 restated consolidated financial statements. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2005 restated consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

The following information concerning Farmer Mac’s restated interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets (as restated) as of March 31, 2006 and December 31, 2005	5
Condensed Consolidated Statements of Operations (as restated) for the three months ended March 31, 2006 and 2005	6
Condensed Consolidated Statements of Cash Flows (as restated) for the three months ended March 31, 2006 and 2005	7
Notes to Condensed Consolidated Financial Statements (as restated)	8

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
	(As Restated)*	(As Restated)*
	(in thousands)
Assets:
Cash and cash equivalents	$413,619	$458,852
Investment securities	1,884,011	1,621,941
Farmer Mac Guaranteed Securities	1,297,401	1,330,976
Loans held for sale	39,477	41,956
Loans held for investment	747,778	762,436
Allowance for loan losses	(3,883)	(4,876)
Loans held for investment, net	743,895	757,560
Real estate owned	2,655	3,532
Financial derivatives	16,332	8,719
Interest receivable	43,344	67,509
Guarantee and commitment fees receivable	20,139	22,170
Deferred tax asset, net	2,906	3,223
Prepaid expenses and other assets	10,816	25,007
Total Assets	$4,474,595	$4,341,445

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$2,771,106	$2,587,704
Due after one year	1,340,385	1,406,527
Total notes payable	4,111,491	3,994,231
Financial derivatives	24,280	29,162
Accrued interest payable	22,554	29,250
Guarantee and commitment obligation	16,998	17,625
Accounts payable and accrued expenses	45,089	21,371
Reserve for losses	2,931	3,777
Total Liabilities	4,223,343	4,095,416
Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share,700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization,1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization,500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization,9,570,301 and 9,559,554 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	9,570	9,560
Additional paid-in capital	83,962	83,058
Accumulated other comprehensive income	6,336	15,247
Retained earnings	114,853	101,633
Total Stockholders' Equity	251,252	246,029
Total Liabilities and Stockholders' Equity	$4,474,595	$4,341,445

See accompanying notes to condensed consolidated financial statements.

* See Note 6 to the condensed consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(As Restated)*	(As Restated)*
Interest income:
Investments and cash equivalents	$26,698	$12,587
Farmer Mac Guaranteed Securities	18,037	18,327
Loans	11,383	12,121
Total interest income	56,118	43,035

Interest expense	45,451	29,154
Net interest income	10,667	13,881
Recovery/(provision) for loan losses	1,013	584
Net interest income after recovery/(provision) for loan losses	11,680	14,465

Guarantee and commitment fees	5,049	4,956
Gains on financial derivatives and trading assets	11,700	9,866
Gains/(losses) on the sale of real estate owned	210	(13)
Representation and warranty claims income	-	79
Other income	169	320
Total revenues	28,808	29,673

Expenses:
Compensation and employee benefits	2,904	1,775
General and administrative	2,758	1,990
Regulatory fees	588	576
Real estate owned operating costs, net	115	(22)
Provision/(recovery) for losses	(696)	(101)
Total operating expenses	5,669	4,218

Income before income taxes	23,139	25,455

Income tax expense	7,488	8,510
Net income	15,651	16,945
Preferred stock dividends	(560)	(560)
Net income available to common stockholders	$15,091	$16,385

Earnings per common share:
Basic earnings per common share	$1.36	$1.40
Diluted earnings per common share	$1.32	$1.39
Common stock dividends per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements

* See Note 6 to the condensed consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(As Restated)*	(As Restated)*
Cash flows from operating activities:
Net income	$15,651	$16,945
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment premiums and discounts	(234)	554
Amortization of debt premiums, discounts and issuance costs	26,639	12,114
Proceeds from repayment of trading investment securities	467	651
Purchases of loans held for sale	(13,328)	(16,876)
Proceeds from repayment of loans held for sale	3,723	4,822
Net change in fair value of trading securities and financial derivatives	(12,501)	(15,216)
Amortization of SFAS 133 transition adjusment on financial derivatives	131	169
(Gains)/losses on the sale of real estate owned	(210)	13
Total (recovery)/provision for losses	(1,709)	(685)
Deferred income taxes	5,112	(5,385)
Stock-based compensation expense	426	-
Decrease in interest receivable	24,165	19,998
Decrease in guarantee and commitment fees receivable	2,031	1,885
Decrease in other assets	13,228	12,871
Decrease in accrued interest payable	(6,696)	(740)
(Decrease)/increase in other liabilities	21,799	(8,947)
Net cash provided by operating activities	78,694	22,173

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(899,793)	(696,142)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(47,528)	(44,175)
Purchases of loans held for investment	(16,932)	(1,664)
Purchases of defaulted loans	(4,054)	(3,399)
Proceeds from repayment of investment securities	639,816	600,386
Proceeds from repayment of Farmer Mac Guaranteed Securities	68,723	74,356
Proceeds from repayment of loans	44,582	45,957
Proceeds from sale of loans and Farmer Mac Guaranteed Securities	1,485	2,414
Proceeds from sale of real estate owned	818	117
Net cash used in investing activities	(212,883)	(22,150)

Cash flows from financing activities:
Proceeds from issuance of discount notes	15,145,352	13,260,608
Proceeds from issuance of medium-term notes	86,200	75,000
Payments to redeem discount notes	(15,095,392)	(13,169,737)
Payments to redeem medium-term notes	(45,500)	(164,740)
Tax benefit from tax deductions in excess of compensation cost recognized	239	-
Proceeds from common stock issuance	815	45
Purchases of common stock	(1,085)	(5,942)
Dividends paid	(1,673)	(1,720)
Net cash provided by/(used in) financing activities	88,956	(6,486)
Net decrease in cash and cash equivalents	(45,233)	(6,463)

Cash and cash equivalents at beginning of period	458,852	430,504
Cash and cash equivalents at end of period	$413,619	$424,041

See accompanying notes to condensed consolidated financial statements.

* See Note 6 to the condensed consolidated financial statements

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

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands)
Cash paid for:
Interest	$26,119	$17,250
Income taxes	-	700
Non-cash activity:
Real estate owned acquired through foreclosure	-	460
Loans acquired and securitized as Farmer Mac Guaranteed Securities	1,485	1,914

(b)	Allowance for Losses

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)

Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,013)	150	(846)	(1,709)
Net (charge-offs)/recoveries	20	(150)	-	(130)
Ending balance	$3,883	$-	$2,931	$6,814

	Three Months Ended
	March 31, 2005
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)

Beginning balance	$4,395	$-	$12,706	$17,101
Provision/(recovery) for losses	(584)	120	(221)	(685)
Net (charge-offs)/recoveries	35	(120)	-	(85)
Ending balance	$3,846	$-	$12,485	$16,331

The table below summarizes the components of Farmer Mac’s allowance for losses as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Allowance for loan losses	$3,883	$4,876
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	1,579	2,068
Off-balance sheet Farmer Mac I Guaranteed Securities	691	1,078
LTSPCs	661	631
Total	$6,814	$8,653

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

The balance of impaired assets, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired assets as of March 31, 2006 and December 31, 2005 are summarized in the following table:

	March 31, 2006			December 31, 2005
	Balance	Specific Allowance	Net Balance	Balance	Specific Allowance	Net Balance
	(in thousands)
Impaired assets:
Specific allowance for losses	$3,502	$(47)	$3,455	$2,445	$(161)	$2,284
No specific allowance for losses	64,534	-	64,534	71,177	-	71,177
Total	$68,036	$(47)	$67,989	$73,622	$(161)	$73,461

(c)	Financial Derivatives

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). As discussed in Note 6, Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives and trading assets in the consolidated statements of operations.

The following table summarizes information related to Farmer Mac’s financial derivatives as of March 31, 2006 and December 31, 2005:

	As of March 31, 2006		As of December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest rate swaps:
Pay-fixed	$777,021	$(3,813)	$710,678	$(17,228)
Receive-fixed	259,000	(9,923)	205,000	(5,752)
Basis	373,434	5,804	389,496	2,801
Treasury futures	49	22	-	-
Agency forwards	31,157	(38)	91,178	(264)

Total	$1,440,661	$(7,948)	$1,396,352	$(20,443)

As of March 31, 2006, Farmer Mac had approximately $1.3 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive income related to the SFAS 133 transition adjustment. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $0.5 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings.

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

	Three Months Ended
	March 31, 2006			March 31, 2005
	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS
	(in thousands, except per share amounts)

Net income available to common stockholders	$15,091		$15,091	$16,385		$16,385
Weighted-average shares	11,107	318	11,425	11,687	69	11,756
Earnings per common share	$1.36		$1.32	$1.40		$1.39

During first quarter 2006, Farmer Mac repurchased 38,950 shares of its Class C Non-Voting Common Stock at an average price of $27.81 per share pursuant to the Corporation’s previously announced stock repurchase program. These repurchases reduced the Corporation’s capital by approximately $1.1 million.

(e)	Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock. Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant. If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the plan, 774,760 remain available for future issuance as of March 31, 2006. For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.

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

The following table summarizes stock option activity for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006		March 31, 2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of period	2,153,008	$22.41	1,812,222	$22.67
Granted	-	-	-	-
Exercised	(61,800)	13.14	(1,737)	16.38
Canceled	-	-	(7,001)	24.28
Outstanding, end of period	2,091,208	$22.68	1,803,484	$22.72

Options exercisable at end of period	1,390,475		1,348,577

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

The following table summarizes information regarding options outstanding as of March 31, 2006:

			Options
	Options Outstanding		Exercisable
		Weighted-
		Average
Range of		Remaining
Exercise	Number of	Contractual	Number of
Prices	Shares	Life	Shares

$ 15.00 - $19.99	453,720	6.2 years	304,215
20.00 - 24.99	1,139,816	6.1 years	594,588
25.00 - 29.99	258,421	5.4 years	252,421
30.00 - 34.99	238,751	4.2 years	238,751
35.00 - 39.99	-	-	-
40.00 - 44.99	-	-	-
45.00 - 50.00	500	6.0 years	500
	2,091,208		1,390,475

There were no stock options granted in either first quarter 2006 or first quarter 2005. The weighted-average grant date fair values of options granted in 2005 and 2004 were $6.69 and $7.34 per share, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004
Risk-free interest rate	3.9%	4.3%
Expected years until exercise	7 years	5 years
Expected stock volatility	46.3%	47.8%
Dividend yield	1.9%	0.0%

(f)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g)	New Accounting Standards

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

Note 2.	Farmer Mac Guaranteed Securities

The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31, 2005
	Available-	Held-to-		Available-	Held-to-
	for-Sale	Maturity	Total	for-Sale	Maturity	Total
	(in thousands)
Farmer Mac I	$447,379	$41,865	$489,244	$492,158	$41,573	$533,731
Farmer Mac II	-	808,157	808,157	-	797,245	797,245
Total	$447,379	$850,022	$1,297,401	$492,158	$838,818	$1,330,976

Amortized cost	$437,510	$850,022	$1,287,532	$477,561	$838,818	$1,316,379
Unrealized gains	13,596	298	13,894	18,395	448	18,843
Unrealized losses	(3,727)	(12,931)	(16,658)	(3,798)	(8,339)	(12,137)
Fair value	$447,379	$837,389	$1,284,768	$492,158	$830,927	$1,323,085

The table below presents a sensitivity analysis for Farmer Mac’s retained Farmer Mac Guaranteed Securities as of March 31, 2006.

March 31, 2006
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,284,768

Weighted-average remaining life (in years)	4.7

Weighted-average prepayment speed (annual rate)	10.7%
Effect on fair value of a 10% adverse change	$66
Effect on fair value of a 20% adverse change	$143

Weighted-average discount rate	5.5%
Effect on fair value of a 10% adverse change	$(18,262)
Effect on fair value of a 20% adverse change	$(36,609)

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

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	March 31,	December 31,
	2006	2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$779,475	$784,422
Guaranteed Securities	478,619	518,250
Farmer Mac II:
Guaranteed Securities	806,984	796,224
Total on-balance sheet	$2,065,078	$2,098,896

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,243,259	$2,329,798
Guaranteed Securities	1,262,549	804,785
Farmer Mac II:
Guaranteed Securities	35,379	39,508
Total off-balance sheet	$3,541,187	$3,174,091

Total	$5,606,265	$5,272,987

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

	90-Day Delinquencies (1)		Net Credit Losses/(Recoveries)
	As of March 31,	As of December 31,	Three Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$25,535	$23,308	$(20)	$(35)
Guaranteed Securities	-	-	-	-
Total on-balance sheet	$25,535	$23,308	$(20)	$(35)

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$3,227	$2,153	$-	$-
Guaranteed Securities	-	-	-	-
Total off-balance sheet	$3,227	$2,153	$-	$-

Total	$28,762	$25,461	$(20)	$(35)

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the trusts are sold to third party investors. The following table summarizes certain cash flows received from and paid to these trusts:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands)

Proceeds from new securitizations	$1,485	$1,914
Guarantee fees received	670	726
Purchases of assets from the trusts	506	1,595
Servicing advances	1	3
Repayment of servicing advances	4	12

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

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	March 31, 2006	December 31, 2005
	(in thousands)

Farmer Mac I Guaranteed Securities	$1,262,549	$804,785
Farmer Mac II Guaranteed Securities	35,379	39,508
Total Farmer Mac I and II	$1,297,928	$844,293

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

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income available to common stockholders and unrealized gains and losses on securities available-for-sale net of related taxes. The following table sets forth Farmer Mac’s comprehensive income for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands)

Net income available to common stockholders	$15,091	$16,385

Unrealized gains/(losses) on securities	(13,911)	(16,357)
Amortization of FAS 133 transition adjustment on financial derivatives	202	260
Other compehensive income, before tax	(13,709)	(16,097)

Income tax related to items of other comprehensive income	(4,798)	(5,634)

Other comprehensive income/(loss), net of tax	(8,911)	(10,463)

Comprehensive income available to common stockholders	$6,180	$5,922

Note 5.	Investments

As of the dates indicated below, Farmer Mac’s investment portfolio was comprised of the following investment securities:

	March 31,	December 31,
	2006	2005
	(in thousands)

Held-to-maturity	$10,602	$10,602
Available-for-sale	1,866,951	1,604,419
Trading	6,458	6,920
	$1,884,011	$1,621,941

The amortized cost and estimated fair values of investments as of March 31, 2006 and December 31, 2005 were as follows:

	As of March 31, 2006				As of December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
Cash investment in fixed rate guaranteed investment contract	$10,602	$-	$(5)	$10,597	$10,602	$18	$-	$10,620
Total held-to-maturity	$10,602	$-	$(5)	$10,597	$10,602	$18	$-	$10,620

Available-for-sale:
Floating rate asset-backed securities	$417,672	$1,048	$-	$418,720	$336,647	$941	$-	$337,588
Floating rate corporate debt securities	325,732	488	(16)	326,204	230,787	515	(10)	231,673
Fixed rate corporate debt securities	544,574	-	(5,810)	538,764	520,381	-	(1,950)	518,050
Fixed rate preferred stock	238,469	6,515	(220)	244,764	239,033	11,687	(304)	250,416
Fixed rate commercial paper	158,724	-	-	158,724	90,848	-	-	90,848
Floating rate mortgage-backed securities	169,110	448	(52)	169,506	175,441	481	(78)	175,844
Fixed rate mortgage-backed securities	10,570	-	(301)	10,269	-	-	-	-
Total available-for-sale	$1,864,851	$8,499	$(6,399)	$1,866,951	$1,593,137	$13,624	$(2,342)	$1,604,419

Trading:
Adjustable rate mortgage-backed securities	$6,399	$59	$-	$6,458	$6,867	$53	$-	$6,920
Total trading	$6,399	$59	$-	$6,458	$6,867	$53	$-	$6,920

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

	Investment Securities
	Available-for-Sale
	as of March 31, 2006
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$204,113	$204,153	4.57%
Due after one year through five years	889,849	884,278	4.94%
Due after five years through ten years	113,129	115,696	7.32%
Due after ten years	657,760	662,824	5.43%
Total	$1,864,851	$1,866,951	5.22%

Note 6.	Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of its March 31, 2006 unaudited condensed consolidated financial statements, the Corporation determined that it needed to restate prior financial results to correct its accounting for financial derivatives. The Corporation determined that it had inappropriately recorded changes in the fair value of cash flow hedges in other comprehensive income, net of income taxes, and recorded changes in the fair value of fair value hedges as basis adjustments on the hedged item rather than account for the financial derivatives as undesignated financial derivatives with all changes in the fair value of the financial derivatives recognized in the consolidated statements of operations.

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

As a result, the condensed consolidated financial statements have been restated from the amounts previously reported to correct the accounting for financial derivatives. The corrections related to the Corporation’s accounting for fair value hedges and cash flow hedges as described in more detail below.

The Corporation reduced its stockholders’ equity by $0.9 million as of January 1, 2003 as the cumulative effect of the correction of its accounting for financial derivatives for all periods preceding January 1, 2003, and restated its consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and its consolidated balance sheet as of December 31, 2005 and 2004. The restatement resulted in increases to previously reported net income available to common stockholders of $10.1 million ($0.88 per diluted common share) and $11.5 million ($0.97 per diluted common share) for the three months ended March 31, 2006 and 2005, respectively. There was no effect on net cash flows or the amount of dividends declared for any periods presented.

Fair Value Hedges:

The Corporation has determined that it did not meet the specific documentation requirements required by SFAS 133 to assume no ineffectiveness in its fair value hedge relationships or to apply hedge accounting to its fair value hedges. As a result, the Corporation’s designation of its financial derivatives as fair value hedges for the period from January 1, 2001 to March 31, 2006 did not meet the requirements of SFAS 133.

The impact of the restatement on the consolidated statements of operations related to fair value hedges was to reverse previously applied hedge accounting for affected hedging relationships in the relevant periods. For financial derivatives previously accounted for as fair value hedges, the net accruals for the derivatives were previously recorded to net interest income, and net changes in fair values of the financial derivatives were previously recorded as basis adjustments to the hedged items, such as notes payable, loans held for sale, or investment securities. As a result of the restatement, the previous accounting treatment was reversed (i.e., the net accruals recorded to net interest income were reclassified to gains and losses on financial derivatives and basis adjustments for the hedged items was reversed), and the total changes in the fair values of the derivative instruments, including interest accrual settlements, were recorded directly to gains/(losses) on financial derivatives and trading assets.

Cash Flow Hedges:

The Corporation determined also that it did not meet specific documentation and other requirements of SFAS 133 to apply hedge accounting to its cash flow hedges. In this regard, the Corporation has determined that its forecasted transactions were not documented with sufficient specificity at the inception of the hedge relationship to allow those transactions to be identified as the intended “hedged transactions” when they occurred; some of its forecasted transactions related to the acquisitions of assets, or incurrences of liabilities, involved subsequent remeasurements with changes in fair value attributable to the hedged risk reported currently in earnings; and the benchmark index identified for its basis swaps did not meet the definition of a “benchmark interest rate” as that term is defined in SFAS 133. As a result, the Corporation’s designation of its financial derivatives as cash flow hedges for the period from January 1, 2001 to March 31, 2006 did not meet the requirements of SFAS 133.

The impact of the restatement on the consolidated statements of operations related to cash flow hedges was to reverse previously applied hedge accounting for affected hedging relationships in the relevant periods. For financial derivatives previously accounted for as cash flow hedges, the Corporation recorded accruals from the financial derivatives to net interest income and recorded net changes in the fair values of the derivatives, net-of-tax, to accumulated other comprehensive income (“OCI”). As a result of the restatement, the previous accounting treatment for cash flow hedges was reversed from accumulated OCI and net interest income, and recorded to gains/(losses) on financial derivatives and trading assets.

The following tables set forth the previously reported and restated amounts of selected items within the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 and within the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.

	March 31, 2006		December 31, 2005
	As Previously	As	As Previously	As
Selected Balance Sheet Data:	Reported	Restated	Reported	Restated
	(in thousands)
Assets:
Deferred tax asset, net	$1,647	$2,906	$2,397	$3,223
Total Assets	4,473,336	4,474,595	4,340,619	4,341,445
Liabilities and Stockholder's Equity:
Notes payable: Due after one year	1,336,215	1,340,385	1,403,598	1,406,527
Total notes payable	4,107,321	4,111,491	3,991,302	3,994,231
Total Liabilities	4,219,173	4,223,343	4,092,487	4,095,416

Accumulated other comprehensive income	5,290	6,336	3,339	15,247
Retained earnings	118,810	114,853	115,644	101,633
Total Stockholders' Equity	254,163	251,252	248,132	246,029
Total Liabilities and Stockholders' Equity	4,473,336	4,474,595	4,340,619	4,341,445

	For the three months ended, March 31, 2006		For the three months ended, March 31, 2006
	As Previously	As	As Previously	As
Selected Statements of Operations Data:	Reported	Restated	Reported	Restated
	(in thousands, except per share amounts)
Interest income:
Farmer Mac Guaranteed Securities	$18,095	$18,037	$17,081	$18,327
Total interest income	56,176	56,118	41,789	43,035
Interest expense	47,276	45,451	33,983	29,154
Net interest income	8,900	10,667	7,806	13,881
Net interest income after recovery/ (provision) for loan losses	9,913	11,680	8,390	14,465

Gains on financial derivatives and trading assets	(2,001)	11,700	(1,709)	9,866
Total revenues	13,340	28,808	12,023	29,673
Income before income taxes	7,671	23,139	7,805	25,455
Income tax expense	2,074	7,488	2,333	8,510
Net income	5,597	15,651	5,472	16,945
Net income available to common stockholders	5,037	15,091	4,912	16,385

Earnings per common share:
Basic earnings per common share	0.45	1.36	0.42	1.40
Diluted earnings per common share	0.44	1.32	0.42	1.39

	For the three months ended		For the three months ended
	March 31, 2006		March 31, 2005
	As Previously	As	As Previously	As
Selected Statements of Cash Flows Data:	Reported	Restated	Reported	Restated
	(in thousands)
Cash flows from operating activities:
Net income	$5,597	$15,651	$5,472	$16,945
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in fair value of trading securities and financial derivatives	1,902	(12,501)	2,107	(15,216)
Amortization of SFAS 133 transition adjustment on financial derivatives	89	131	438	169
Deferred income taxes	(302)	5,112	(794)	(5,385)
Decrease in other assets	13,741	13,228	2,053	12,871
Net cash provided by operating activities	78,100	78,694	22,065	22,173

Cash flows from financing activities:
Settlement of financial derivatives	594	-	108	-
Net cash provided by/(used in) financing activities	89,550	88,956	(6,378)	(6,486)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations set forth in this Item 2 reflects revisions in financial reporting resulting from the Corporation’s restatement to correct for errors relating to its accounting for financial derivative transactions under SFAS 133 that were contained in the Corporation’s unaudited condensed consolidated financial statements and other financial information as of March 31, 2006 and December 31 2005 and for the three months ended March 31, 2006 and 2005 as discussed below and in Note 6 of the restated unaudited condensed consolidated financial statements. Financial information is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

This discussion and analysis of financial condition and results of operations should be read together with: (1) the restated unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

The discussion below is not necessarily indicative of future results.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC concurrently with this report, and uncertainties regarding:

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

Restatement of Previously Issued Quarterly Financial Statements

The Corporation is restating its unaudited interim condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. The Corporation is concurrently filing amendments to (1)  its Form 10-K for the year ended December 31, 2005 to restate the Corporation’s consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, and other financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly unaudited data for 2005 and 2004 and (2) its Form 10-Q for the quarter ended June 30, 2006 to restate the quarterly unaudited interim consolidated financial statements and other financial information contained in that report. These restatements and resulting revisions relate to the accounting treatment for derivative transactions under SFAS 133. In this regard, investors should rely on the restated financial results for the years and each of the quarters in the years 2005, 2004, 2003, 2002 and 2001 and the first and second quarters of 2006 and, as the Corporation previously reported on Form 8-K on October 6, 2006, should not rely on the Corporation’s previously issued consolidated financial statements and other financial information for these reporting periods.

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

As a result, the condensed consolidated financial statements included in Item 1 have been restated from the amounts previously reported to correct the accounting for financial derivatives. The corrections related to the Corporation’s accounting for fair value hedges and cash flow hedges as described in more detail below.

The Corporation reduced its stockholders’ equity by $0.9 million as of January 1, 2003 as the cumulative effect of the correction of its accounting for financial derivatives for all periods preceding January 1, 2003, and restated its consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and its consolidated balance sheet as of December 31, 2005 and 2004. The restatement resulted in increases to previously reported net income available to common stockholders of $10.1 million ($0.88 per diluted common share) and $11.5 million ($0.97 per diluted common share) for the three months ended March 31, 2006 and 2005, respectively. In addition to the increases in net income available to common stockholders described above, the net impact related to the correction of these errors for fair value and cash flow hedges was to increase net interest income by $1.8 million and $6.1 million for the three months ended March 31, 2006 and 2005, respectively. Gains/(losses) on financial derivatives increased $13.7 million and $11.6 million for the three months ended March 31, 2006 and 2005, respectively. There was no effect on net cash flows, core earnings, or the amount of dividends declared for any years presented.

Fair Value Hedges:

The Corporation has determined that it did not meet the specific documentation requirements required by SFAS 133 to assume no ineffectiveness in its fair value hedge relationships or to apply hedge accounting to its fair value hedges. As a result, the Corporation’s designation of its financial derivatives as fair value hedges for the period from January 1, 2001 to March 31, 2006 did not meet the requirements of SFAS 133.

The impact of the restatement on the consolidated statements of operations related to fair value hedges was to reverse previously applied hedge accounting for affected hedging relationships in the relevant periods. For financial derivatives previously accounted for as fair value hedges, the net accruals for the derivatives were previously recorded to net interest income, and net changes in fair values of the financial derivatives were previously recorded as basis adjustments to the hedged items, such as notes payable, loans held for sale, or investment securities. As a result of the restatement, the previous accounting treatment was reversed (i.e., the net accruals recorded to net interest income were reclassified to gains and losses on financial derivatives and basis adjustments for the hedged items was reversed), and the total changes in the fair values of the derivative instruments, including interest accrual settlements, were recorded directly to gains/(losses) on financial derivatives and trading assets.

Cash Flow Hedges:

The Corporation determined also that it did not meet specific documentation and other requirements of SFAS 133 to apply hedge accounting to its cash flow hedges. In this regard, the Corporation has determined that its forecasted transactions were not documented with sufficient specificity at the inception of the hedge relationship to allow those transactions to be identified as the intended “hedged transactions” when they occurred; some of its forecasted transactions related to the acquisitions of assets, or incurrences of liabilities, involved subsequent remeasurements with changes in fair value attributable to the hedged risk reported currently in earnings; and the benchmark index identified for its basis swaps did not meet the definition of a “benchmark interest rate” as that term is defined in SFAS 133. As a result, the Corporation’s designation of its financial derivatives as cash flow hedges for the period from January 1, 2001 to March 31, 2006 did not meet the requirements of SFAS 133.

The impact of the restatement on the consolidated statements of operations related to cash flow hedges was to reverse previously applied hedge accounting for affected hedging relationships in the relevant periods. For financial derivatives previously accounted for as cash flow hedges, the Corporation recorded accruals from the financial derivatives to net interest income and recorded net changes in the fair values of the derivatives, net-of-tax, to accumulated other comprehensive income (“OCI”). As a result of the restatement, the previous accounting treatment for cash flow hedges was reversed from accumulated OCI and net interest income, and recorded to gains/(losses) on financial derivatives and trading assets.

Critical Accounting Policy and Estimates

The critical accounting policy that is both important to the portrayal of Farmer Mac’s financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. For a discussion of Farmer Mac’s critical accounting policy, changes implemented in its methodology for determining its allowance for losses during third quarter 2005, as well as Farmer Mac’s use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policy and Estimates” in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on November 9, 2006.

Results of Operations

Overview. Net income available to common stockholders for first quarter 2006 was $15.1 million or $1.32 per diluted common share, compared to $16.4 million or $1.39 per diluted common share for first quarter 2005. The decrease was due principally to the after-tax effects of increased compensation and employee benefits and professional fees.

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

Net Interest Income. Net interest income was $10.7 million for first quarter 2006, compared to $13.9 million for first quarter 2005. The net interest yield was 100 basis points for the three months ended March 31, 2006, compared to 152 basis points for the three months ended March 31, 2005. Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date. The effect of SFAS 140 was the classification of approximately $0.9 million (8 basis points) of guarantee fee income as interest income for first quarter 2006, compared to $0.9 million (10 basis points) for first quarter 2005.

As discussed in Note 6 to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets. For the three months ended March 31, 2006 and 2005, this classification resulted in the decrease of the net interest yield of 19 basis points and 63 basis points, respectively.

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

	Three Months Ended
	March 31, 2006			March 31, 2005
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$593,615	$6,664	4.49%	$485,245	$2,994	2.47%
Investments	1,616,628	20,034	4.96%	1,021,698	9,593	3.76%
Loans and Farmer Mac
Loans and Farmer Mac Guaranteed Securities	2,060,797	29,420	5.71%	2,154,734	30,448	5.65%
Total interest-earning assets	4,271,040	56,118	5.26%	3,661,677	43,035	4.70%

Funding:
Notes payable due within one year	2,372,349	25,742	4.34%	1,819,416	11,259	2.48%
Notes payable due after one year	1,654,704	19,709	4.76%	1,647,521	17,895	4.34%
Total interest-bearing liabilities	4,027,053	45,451	4.51%	3,466,937	29,154	3.36%
Net non-interest-bearing funding	243,987			194,740
Total funding	$4,271,040	45,451	4.26%	$3,661,677	29,154	3.18%
Net interest income/yield		$10,667	1.00%		$13,881	1.52%

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

	Three Months Ended March 31, 2006
	Compared to Three Months Ended
	March 31, 2005
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$2,884	$786	$3,670
Investments	3,702	6,739	10,441
Loans and Farmer Mac Guaranteed Securities	1,831	(2,859)	(1,028)
Total	8,417	4,666	13,083
Expense from interest-bearing liabilities	11,069	5,228	16,297
Change in net interest income	$(2,652)	$(562)	$(3,214)

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

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income. As discussed in Note 6 to the condensed consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives. The net effect of gains and losses on financial derivatives and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net gain of $11.7 million for first quarter 2006 compared to a net gain of $9.9 million for first quarter 2005.

Effects of SFAS 133. Farmer Mac records financial derivatives at fair value on its balance sheet with the related changes in fair value recognized in the consolidated statement of operations. Although the Corporation’s use of financial derivatives achieves its economic and risk management objectives, its classification of financial derivatives as undesignated hedges under SFAS 133 allows factors unrelated to the economic performance of the Corporation’s business, such as changes in interest rates, to increase the volatility - even the direction - of the Corporation's earnings under accounting principles generally accepted in the United States of America (“GAAP”).

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

Farmer Mac developed non-GAAP core earnings to present net income less the after-tax effects of SFAS 133. Core earnings for first quarter 2006 were $6.2 million compared to $6.3 million for first quarter 2005. The reconciliation of GAAP net income available to common stockholders to core earnings is presented in the following table:

Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands)

GAAP net income available to common stockholders	$15,091	$16,385

Less the effects of SFAS 133:
Unrealized gains/(losses) on financial derivavtives and trading assets, net of tax	8,126	9,890
Net effects of settlements on agency forward contracts, net of tax	794	230
Core earnings	$6,171	$6,265

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

Management believes that legislative or regulatory developments or interpretations of Farmer Mac’s statutory charter could continue to adversely affect Farmer Mac, its ability to offer new products, the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities. See “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on November 9, 2006.

For a more detailed discussion of the above factors and the related effects on Farmer Mac’s business volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2006” in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on November 9, 2006.

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

Balance Sheet Review

During the three months ended March 31, 2006, there were $50.7 million of net principal paydowns in program assets (Farmer Mac Guaranteed Securities and loans) offset by a $216.8 million increase in the portfolio of investment securities and cash and cash equivalents. Consistent with the net increase in assets during the period, total liabilities increased $127.9 million from December 31, 2005 to March 31, 2006. For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the three months ended March 31, 2006, accumulated other comprehensive income decreased $8.9 million, which was primarily the result of a $9.0 million decrease in after-tax unrealized gains on securities available for sale. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.

As of March 31, 2006, Farmer Mac’s core capital totaled $244.9 million, compared to $230.8 million as of December 31, 2005. As of March 31, 2006, core capital exceeded Farmer Mac’s statutory minimum capital requirement of $149.0 million by $95.9 million.

Farmer Mac was in compliance with its risk-based capital standards as of March 31, 2006. As of March 31, 2006, the risk-based capital stress test generated a regulatory capital requirement of $29.6 million. Farmer Mac’s regulatory capital of $251.7 million as of March 31, 2006 exceeded that amount by approximately $222.1 million. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. On November 17, 2005, FCA published in the Federal Register a proposed regulation that would revise the risk-based capital regulation. For a discussion of that proposed regulation, see “Regulatory Matters.

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

	Percentage Change in MVE from Base Case
Interest Rate Scenario	March 31, 2006	December 31, 2005

+ 300 bp	-9.5%	-6.2%
+ 200 bp	-5.7%	-3.6%
+ 100 bp	-2.4%	-1.4%
- 100 bp	1.1%	0.0%
- 200 bp	1.1%	-0.7%
- 300 bp	1.0%	-1.5%

During first quarter 2006, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities. As of March 31, 2006, a uniform or “parallel” increase of 100 basis points would have increased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 2.8 percent, while a parallel decrease of 100 basis points would have decreased NII by 3.9 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of March 31, 2006, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks. As of March 31, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 1.3 months, compared to plus 0.5 months as of December 31, 2005. Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable. Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of March 31, 2006, Farmer Mac had $1.4 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $777.0 million were floating-to-fixed rate interest rate swaps, $259.0 million were fixed-to-floating interest rate swaps and $373.4 million were basis swaps.

Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. When financial derivatives meet the specific hedge criteria under SFAS 133, they are accounted for as either fair value hedges or cash flow hedges. Financial derivatives that do not satisfy those hedge criteria are not accounted for as hedges and changes in the fair value of those financial derivatives are reported as a gain or loss on financial derivatives and trading assets in the consolidated statements of operations. As discussed in Note 6 to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty. As of March 31, 2006, Farmer Mac had uncollateralized net exposure of $7.8 million to two counterparties.

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,013)	150	(846)	(1,709)
Net (charge-offs)/recoveries	20	(150)	-	(130)
Ending balance	$3,883	$-	$2,931	$6,814

	Three Months Ended
	March 31, 2005
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning balance	$4,395	$-	$12,706	$17,101
Provision/(recovery) for losses	(584)	120	(221)	(685)
Net charge-offs/recoveries	35	(120)	-	(85)
Ending balance	$3,846	$-	$12,485	$16,331

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

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding Post-1996 Act Loans, Guarantees (1), LTSPCs, and REO	Non- performing Assets	Percentage	Less: REO and Performing Bankruptcies	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2006	$4,224,669	$49,475	1.17%	$20,713	$28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%
June 30, 2004	4,882,505	69,751	1.43%	36,978	32,773	0.68%
March 31, 2004	4,922,759	91,326	1.86%	33,951	57,375	1.17%

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

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of March 31, 2006 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
	Distribution of Outstanding Loans, Guarnatees and LTSPCs	Outstanding Loans, Guarantees and LTSPCs (1)	Post-1996 Act Non-performing Assets (2)	Non-performing Asset Rate	Specific Allowance for Losses
	(dollars in thousands)
By year of origination:
Before 1996	14%	$594,707	$4,803	0.81%	$11
1996	5%	231,499	8,379	3.62%	4
1997	7%	290,338	8,008	2.76%	-
1998	11%	476,634	9,286	1.95%	32
1999	11%	482,598	5,274	1.09%	-
2000	6%	269,994	6,879	2.55%	-
2001	10%	416,051	4,414	1.06%	-
2002	12%	506,936	622	0.12%	-
2003	10%	432,979	-	0.00%	-
2004	5%	203,516	1,168	0.57%	-
2005	6%	274,602	642	0.23%	-
2006	1%	44,815	-	0.00%	-

Total	100%	$4,224,669	$49,475	1.17%	$47

By geographic region (3):
Northwest	21%	872,542	$33,244	3.81%	$47
Southwest	43%	1,809,891	6,979	0.39%	-
Mid-North	17%	714,393	2,505	0.35%	-
Mid-South	6%	272,963	3,619	1.33%	-
Northeast	8%	329,684	1,624	0.49%	-
Southeast	5%	225,196	1,504	0.67%	-

Total	100%	$4,224,669	$49,475	1.17%	$47

By commodity/collateral type:
Crops	44%	$1,860,540	$23,939	1.29%	$-
Permanent plantings	24%	1,035,610	19,858	1.92%	47
Livestock	23%	954,726	4,367	0.46%	-
Part-time farm/rural housing	7%	277,483	1,311	0.47%	-
Ag storage and processing	2%	75,211	-	0.00%	-
Other	0%	21,099	-	0.00%	-

Total	100%	$4,224,669	$49,475	1.17%	$47

(1)	Excludes loans underlying AgVantage securities.
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
	Cumulative Original Loans, Guarantees and LTSPCs (1)		Cumulative Net Credit Losses	Cumulative Loss Rate	Current Specific Allowance for Losses	Combined Credit Loss and Specific Allowance Rate
	(dollars in thousands)
By year of origination:
Before 1996	$2,739,769		$421	0.02%	$11	0.02%
1996	644,610		1,503	0.23%	4	0.23%
1997	734,829		2,817	0.38%	-	0.38%
1998	1,106,752		4,155	0.38%	32	0.38%
1999	1,096,116		1,323	0.12%	-	0.12%
2000	694,813		1,423	0.20%	-	0.20%
2001	921,161		651	0.07%	-	0.07%
2002	913,963		-	0.00%	-	0.00%
2003	661,775		-	0.00%	-	0.00%
2004	266,259		-	0.00%	-	0.00%
2005	326,148		-	0.00%	-	0.00%
2006	69,194		-	0.00%	-	0.00%

Total	$10,175,389		$12,293	0.12%	$47	0.12%

By geographic region (2):
Northwest	$2,176,201		$6,948	0.32%	$47	0.32%
Southwest	4,247,877		4,727	0.11%	-	0.11%
Mid-North	1,480,714		18	0.00%	-	0.00%
Mid-South	573,968		336	0.06%	-	0.06%
Northeast	851,606		46	0.01%	-	0.01%
Southeast	845,023		218	0.03%	-	0.03%

Total	$10,175,389		$12,293	0.12%	$47	0.12%

By commodity/collateral type:
Crops	$4,335,903		$285	0.01%	$-	0.01%
Permanent plantings	2,510,377		9,053	0.36%	47	0.36%
Livestock	2,345,534		2,709	0.12%	-	0.12%
Part-time farm/rural housing	739,469		246	0.03%	-	0.03%
Ag storage and processing	147,990	(3)	-	0.00%	-	0.00%
Other	96,116		-	0.00%	-	0.00%

Total	$10,175,389		$12,293	0.12%	$47	0.12%

(1)	Excludes loans underlying AgVantage securities.
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

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock - Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock. Each dividend was paid on the last business day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid. On April 6, 2006, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on June 30, 2006 to holders of record as of June 15, 2006. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

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

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I
	Loans and Guaranteed Securities	LTSPCs		Farmer Mac II	Total
	(in thousands)
For the quarter ended:
March 31, 2006	$530,260	$73,155	(1)	$45,127	$648,542
December 31, 2005	31,313	239,957	(2)	59,230	330,500
September 30, 2005	39,821	91,783	(3)	52,181	183,785
June 30, 2005	20,382	96,419	(4)	45,123	161,924
March 31, 2005	18,540	33,282		43,634	95,456
December 31, 2004	28,211	34,091		55,122	117,424
September 30, 2004	23,229	84,097		49,798	157,124
June 30, 2004	27,520	127,098		34,671	189,289
March 31, 2004	25,444	147,273		34,483	207,200

For the year ended:
December 31, 2005	110,056	461,441		200,168	771,665
December 31, 2004	104,404	392,559		174,074	671,037

(1)
$28.5 million of the LTSPCs during first quarter were for agricultural storage and processing facilities.Several of the loans underlying those LTSPCs are for facilities under construction, and as of March 31,2006, approximately $28.5 million of the loans were not yet disbursed by the lender.

(2)
$16.0 million of the LTSPCs during fourth quarter 2005 were for agricultural storage and processing facilities.Several of the loans underlying those LTSPCs are for facilities under construction, and as of March 31,2006, approximately $5.4 million of the loans were not yet disbursed by the lender.

(3)
$32.0 million of the LTSPCs during third quarter 2005 were for agricultural storage and processing facilities.Several of the loans underlying those LTSPCs are for facilities under construction, and as of March 31,2006, approximately $13.5 million of the loans were not yet disbursed by the lender.

(4)
$56.8 million of the LTSPCs during second quarter 2005 were for agricultural storage and processing facilities.Several of the loans underlying those LTSPCs are for facilities under construction, and as of March 31,2006, approximately $24.6 million of the loans were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I
	Post-1996 Act
	Loans and Guaranteed Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Total
	(in thousands)
As of:
March 31, 2006	$2,509,306	$2,243,259	$11,337	$842,363	$5,606,265
December 31, 2005	2,094,411	2,329,798	13,046	835,732	5,272,987
September 30, 2005	2,116,680	2,183,058	14,209	810,686	5,124,633
June 30, 2005	2,199,508	2,181,896	16,333	786,671	5,184,408
March 31, 2005	2,243,357	2,209,792	17,236	777,465	5,247,850
December 31, 2004	2,367,460	2,295,103	18,639	768,542	5,449,744
September 30, 2004	2,398,854	2,381,006	18,909	742,474	5,541,243
June 30, 2004	2,511,302	2,390,779	22,155	715,750	5,639,986
March 31, 2004	2,553,935	2,382,648	22,261	722,978	5,681,822
December 31, 2003	2,680,814	2,348,702	24,734	729,470	5,783,720

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities

	Fixed Rate (10-yr. wtd. avg. term)	5-to-10-Year ARMs & Resets	1-Month-to-3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2006	$871,054	$729,992	$464,032	$2,065,078
December 31, 2005	866,362	752,885	479,649	2,098,896
September 30, 2005	840,330	785,387	477,345	2,103,062
June 30, 2005	838,872	803,377	488,555	2,130,804
March 31, 2005	828,985	822,275	492,358	2,143,618
December 31, 2004	763,210	923,520	533,686	2,220,416
September 30, 2004	753,205	929,641	520,246	2,203,092
June 30, 2004	782,854	978,531	529,654	2,291,039
March 31, 2004	818,497	978,263	548,134	2,344,894
December 31, 2003	860,874	1,045,217	542,024	2,448,115

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk attributable to changes in interest rates. Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk Management—Interest Rate Risk” for more information about Farmer Mac’s exposure to interest rate risk and strategies to manage such risk. For information regarding Farmer Mac’s use of and accounting policies for financial derivatives, see Note 1(c) and Note 6 to the interim unaudited condensed consolidated financial statements contained in this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information regarding Farmer Mac’s debt issuance and liquidity risks.

Item 4.	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2006. Based on management’s reassessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were not effective as of March 31, 2006 because of the material weakness in internal control over financial reporting related to the accounting for financial derivatives as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities described in Management’s Report on Internal Controls over Financial Reporting (as revised) set forth in Item 8 of Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed concurrently with this report.

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

There were no material changes from the risk factors previously disclosed in Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Issuer Purchases of Equity Securities
Period	Total Number of Class C Shares Purchased	Average Price Paid per Class C Share	Total Number of Class C Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Class C Shares that May Yet Be Purchased Under the Program

January 1, 2006 - January 31, 2006	-	$-	-	914,682
February 1, 2006 - February 28, 2006	8,050	27.70	8,050	906,632
March 1, 2006 - March 31, 2006	30,900	27.83	30,900	875,732
Total	38,950	$27.81	38,950

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
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 9, 2006

By:	/s/ Henry D. Edelman
Henry D. Edelman President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Corsiglia
Nancy E. Corsiglia Vice President - Finance (Principal Financial Officer)