Form 10-Q/A
period 2006-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2006-11-09
CIK 845877

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
 Yes☐    No☒

As of August 1, 2006, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,205,695 shares of Class C Non-Voting Common Stock outstanding.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of the Federal Agricultural Mortgage Corporation (“Farmer Mac”) for the quarterly period ended June 30, 2006, initially filed with the Securities and Exchange Commission on August 9, 2006 (the “Original Filing”) is being filed to amend and restate financial and other information contained in Item 1 (Condensed Consolidated Financial Statements), Item 2 (Management’s Discussion and Analysis of Operating Results and Financial Condition), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and Item 4 (Controls and Procedures) of Part I, and Item 6 (Exhibits) of Part II of the Original Filing.

This Amendment restates the Corporation’s unaudited interim condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. The Corporation is concurrently filing amendments to (1)  its Form 10-K for the year ended December 31, 2005 to restate the Corporation’s consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, and other financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly unaudited data for 2005 and 2004 and (2) its Form 10-Q for the quarter ended March 31, 2006 to restate the quarterly unaudited interim consolidated financial statements and other financial information contained in that report. In this regard, investors should rely on the restated financial results for the years and each of the quarters in the years 2005, 2004, 2003, 2002 and 2001 and the first and second quarters of 2006 and, as the Corporation previously reported on Form 8-K on October 6, 2006, should not rely on the Corporation’s previously issued consolidated financial statements and other financial information for these reporting periods.

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

The following information concerning Farmer Mac’s restated interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets (as restated) as of June 30, 2006 and December 31, 2005	5
Condensed Consolidated Statements of Operations (as restated) for the three and six months ended June 30, 2006 and 2005	6
Condensed Consolidated Statements of Cash Flows (as restated) for the six months ended June 30, 2006 and 2005	7
Notes to Condensed Consolidated Financial Statements (as restated)	8

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(As Restated)*	(As Restated)*
Assets:
Cash and cash equivalents	$348,951	$458,852
Investment securities	2,007,895	1,621,941
Farmer Mac Guaranteed Securities	1,303,921	1,330,976
Loans held for sale	54,801	41,956
Loans held for investment	732,334	762,436
Allowance for loan losses	(2,734)	(4,876)
Loans held for investment, net	729,600	757,560
Real estate owned	1,039	3,532
Financial derivatives	23,040	8,719
Interest receivable	63,652	67,509
Guarantee and commitment fees receivable	25,784	22,170
Deferred tax asset, net	2,497	3,223
Prepaid expenses and other assets	6,321	25,007
Total Assets	$4,567,501	$4,341,445

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,040,620	$2,587,704
Due after one year	1,186,872	1,406,527
Total notes payable	4,227,492	3,994,231

Financial derivatives	21,039	29,162
Accrued interest payable	29,034	29,250
Guarantee and commitment obligation	21,685	17,625
Accounts payable and accrued expenses	13,277	21,371
Reserve for losses	3,518	3,777
Total Liabilities	4,316,045	4,095,416

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,361,305 and 9,559,554 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	9,361	9,560
Additional paid-in capital	83,740	83,058
Accumulated other comprehensive income	(176)	15,247
Retained earnings	122,000	101,633
Total Stockholders' Equity	251,456	246,029
Total Liabilities and Stockholders' Equity	$4,567,501	$4,341,445

See accompanying notes to condensed consolidated financial statements.

*	See Note 6 to the condensed consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(As Restated)*	(As Restated)*	(As Restated)*	(As Restated)*
Interest income:
Investments and cash equivalents	$30,298	$14,765	$56,996	$27,352
Farmer Mac Guaranteed Securities	18,953	18,672	36,990	36,999
Loans	11,847	11,470	23,230	23,591
Total interest income	61,098	44,907	117,216	87,942
Interest expense	51,020	31,966	96,471	61,120
Net interest income	10,078	12,941	20,745	26,822
Recovery/(provision) for loan losses	594	203	1,606	787

Net interest income after recovery/(provision) for loan losses	10,672	13,144	22,351	27,609

Guarantee and commitment fees	5,288	4,889	10,337	9,845
Gains/(losses) on financial derivatives and trading assets	9,908	(14,562)	21,608	(4,697)
Gains/(losses) on the sale of real estate owned	304	(67)	514	(80)
Representation and warranty claims income	718	-	718	79
Other income	58	367	227	687
Total revenues	26,948	3,771	55,755	33,443
Expenses:
Compensation and employee benefits	2,673	1,899	5,577	3,675
General and administrative	2,577	2,275	5,335	4,264
Regulatory fees	588	576	1,175	1,152
Real estate owned operating costs, net	22	59	137	37
Provision/(recovery) for losses	592	(91)	(104)	(192)
Total operating expenses	6,452	4,718	12,120	8,936
Income/(loss) before income taxes	20,496	(947)	43,635	24,507
Income tax expense/(benefit)	6,559	(944)	14,046	7,565
Net income/(loss)	13,937	(3)	29,589	16,942
Preferred stock dividends	(560)	(560)	(1,120)	(1,120)
Net income/(loss) available to common stockholders	$13,377	$(563)	$28,469	$15,822

Earnings per common share:
Basic earnings (loss) per common share	$1.21	$(0.05)	$2.57	$1.37
Diluted earnings (loss) per common share	$1.18	$(0.05)	$2.50	$1.36
Common stock dividends per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

*	See Note 6 to the condensed consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
	(As Restated)*	(As Restated)*
Cash flows from operating activities:
Net income	$29,589	$16,942
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion)/amortization of investment premiums and discounts	(1,237)	1,267
Net amortization of debt premiums, discounts and issuance costs	58,220	26,960
Proceeds from repayment of trading investment securities	1,001	1,525
Purchases of loans held for sale	(31,316)	(27,781)
Proceeds from repayment of loans held for sale	5,344	6,643
Net change in fair value of trading securities and financial derivatives	(22,420)	(5,472)
Amortization of SFAS 133 transition adjustment on financial derivatives	298	377
(Gains)/losses on the sale of real estate owned	(514)	80
Total (recovery)/provision for losses	(1,711)	(979)
Deferred income taxes	1,527	(1,769)
Stock-based compensation expense	955	-
Decrease in interest receivable	3,857	8,323
Decrease/(increase) in guarantee and commitment fees receivable	(3,614)	759
Decrease/(increase) in other assets	28,794	1,807
Increase in accrued interest payable	(216)	(2,747)
Decrease in other liabilities	(9,086)	(3,436)
Net cash provided by operating activities	59,471	22,499

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,913,573)	(1,026,241)
Purchases of Farmer Mac II Guaranteed Securities and
AgVantage Farmer Mac Guaranteed Securities	(108,600)	(92,834)
Purchases of loans held for investment	(25,058)	(11,141)
Purchases of defaulted loans	(4,565)	(3,804)
Proceeds from repayment of investment securities	1,524,967	899,988
Proceeds from repayment of Farmer Mac Guaranteed Securities	117,990	127,460
Proceeds from repayment of loans	68,426	69,781
Proceeds from sale of loans and Farmer Mac Guaranteed Securities	3,033	22,012
Proceeds from sale of real estate owned	2,819	572
Net cash used in investing activities	(334,561)	(14,207)

Cash flows from financing activities:
Proceeds from issuance of discount notes	37,272,236	22,405,440
Proceeds from issuance of medium-term notes	117,200	204,183
Payments to redeem discount notes	(37,100,394)	(22,304,773)
Payments to redeem medium-term notes	(114,000)	(339,840)
Tax benefit from tax deductions in excess of compensation cost recognized	348	-
Proceeds from common stock issuance	2,112	650
Purchases of common stock	(8,974)	(10,965)
Dividends paid	(3,339)	(3,416)
Net cash provided by/(used in) financing activities	165,189	(48,721)
Net decrease in cash and cash equivalents	(109,901)	(40,429)

Cash and cash equivalents at beginning of period	458,852	430,504
Cash and cash equivalents at end of period	$348,951	$390,075

See accompanying notes to condensed consolidated financial statements.

*	See Note 6 to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

(a)	Cash and Cash Equivalents

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
Cash Paid For
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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2006 and 2005:

	June 30, 2006
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,883	$-	$2,931	$6,814
Provision/(recovery) for losses	(594)	5	587	(2)
Net charge-offs	(555)	(5)	-	(560)
Ending balance	$2,734	$-	$3,518	$6,252

Six Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,606)	155	(259)	(1,710)
Net charge-offs	(536)	(155)	-	(691)
Ending balance	$2,734	$-	$3,518	$6,252

	June 30, 2005
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,846	$-	$12,485	$16,331
Provision for losses	(203)	-	(91)	(294)
Net recoveries	27	-	-	27
Ending balance	$3,670	$-	$12,394	$16,064

Six Months Ended:
Beginning balance	$4,395	$-	$12,706	$17,101
Provision/(recovery) for losses	(787)	120	(312)	(979)
Net (charge-offs)/recoveries	62	(120)	-	(58)
Ending balance	$3,670	$-	$12,394	$16,064

The table below summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Allowance for loan losses	$2,734	$4,876
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	1,505	2,068
Off-balance sheet Farmer Mac I Guaranteed Securities	1,324	1,078
LTSPCs	689	631
Total	$6,252	$8,653

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

The following table summarizes information related to Farmer Mac’s financial derivatives as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006		As of December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest rate swaps:
Pay-fixed	$774,669	$6,337	$710,678	$(17,228)
Receive-fixed	279,000	(12,802)	205,000	(5,752)
Basis	372,899	8,525	389,496	2,801
Treasury futures	11	(4)	-	-
Agency forwards	110,026	(55)	91,178	(264)
Total	$1,536,605	$2,001	$1,396,352	$(20,443)

As of June 30, 2006, Farmer Mac had approximately $1.1 million of net after-tax unrealized losses included in accumulated other comprehensive income related to the SFAS 133 transition adjustment. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $0.5 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings.

As of June 30, 2006, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $210.0 million and a fair value of $9.1 million.  See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on November 9, 2006 for additional information on these related party transactions.  As of December 31, 2005, these swaps had an outstanding notional amount of $225.6 million and a fair value of $3.7 million.

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

	June 30, 2006			June 30, 2005
	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options (1)	Diluted EPS
	(in thousands, except per share amounts)
Three Months Ended:
Net income/(loss) available to common stockholders	$13,377		$13,377	$(563)		$(563)
Weighted-average shares	11,083	256	11,339	11,409	-	11,409
Earnings/(loss) per common share	$1.21		$1.18	$(0.05)		$(0.05)

Six Months Ended:
Net income available to common stockholders	$28,469		$28,469	$15,822		$15,822
Weighted average shares	11,095	287	11,382	11,548	56	11,604
Earnings per common share	$2.57		$2.50	$1.37		$1.36

(1)	For the three months ended June 30, 2005, approximately 42,000 stock options were not included in the loss per share computation because they would have been anti-dilutive.

During the three and six months ended June 30, 2006, Farmer Mac repurchased 282,500 shares and 321,450 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $26.55 per share and $26.70 per share, respectivley, pursuant to the Corporation’s previously announced stock repurchase program. These repurchases reduced the Corporation’s capital by approximately $7.5 million and $8.6 million, respectively.

(e)	Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock. Under the plan, stock option awards vest annually in thirds, with the first third vesting one year after the date of grant. If not exercised, any options granted under the 1997 plan expire ten years from the date of grant, except options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the plan, 490,923 remain available for future issuance as of June 30, 2006. For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net income/(loss) available to common stockholders, as reported	$(563)	$15,822
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(1,838)	(1,838)
Pro forma net income/(loss) available to
common stockholders	$(2,401)	$13,984

Earnings per common share:
Basic - as reported	$(0.05)	$1.37
Basic - pro forma	$(0.21)	$1.21

Diluted - as reported	$(0.05)	$1.36
Diluted - pro forma	$(0.21)	$1.21

    As of June 30, 2006, there was $5.9 million of total unrecognized compensation cost related to stock options outstanding and unvested as of June 30, 2006.  Of that amount, $2.8 million was related to stock options outstanding and unvested as of December 31, 2005.  Of that cost, $0.9 million and $1.4 million is expected to be recognized in the remainder of 2006 and 2007, respectively.

The following table summarizes stock option activity for the three and six months ended June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Three Months Ended:
Outstanding, beginning of period	2,091,208	$22.68	1,803,484	$22.72
Granted	358,928	26.35	432,561	20.59
Exercised	(75,111)	17.26	(38,066)	14.01
Canceled	(75,091)	28.82	(56,679)	26.59
Outstanding, end of period	2,299,934	23.23	2,141,300	22.30

Options exercisable at end of period	1,431,465		1,397,755

Six Months Ended:
Outstanding, beginning of period	2,153,008	$22.41	1,812,222	$22.67
Granted	358,928	26.35	432,561	20.59
Exercised	(136,911)	15.40	(39,803)	14.11
Canceled	(75,091)	28.82	(63,680)	26.34
Outstanding, end of period	2,299,934	23.23	2,141,300	22.30

Options exercisable at end of period	1,431,465		1,397,755

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

The following table summarizes information regarding options outstanding as of June 30, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average RemainingContractual Life	Number of Shares

$10.00 - $19.99	401,609	6.2 years	254,270
20.00 - 24.99	1,100,058	5.9 years	743,856
25.00 - 29.99	607,349	7.3 years	242,421
30.00 - 34.99	190,418	4.9 years	190,418
35.00 - 39.99	-	-	-
40.00 - 44.99	-	-	-
45.00 - 50.00	500	5.8 years	500
	2,299,934		1,431,465

The weighted-average grant date fair values of options granted in 2006, 2005 and 2004 were $10.05, $6.69 and $7.34 per share, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2006	2005	2004
Risk-free interest rate	5.0%	3.9%	4.3%
Expected years until exercise	6 years	7 years	5 years
Expected stock volatility	36.9%	46.3%	47.8%
Dividend yield	1.6%	1.9%	0.0%

(f)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g)	New Accounting Standards

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

Note 2. Farmer Mac Guaranteed Securities

The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of June 30, 2006 and December 31, 2005.

	June 30, 2006			December 31, 2005
	Available- for-Sale	Held-to- Maturity	Total	Available- for-Sale	Held-to- Maturity	Total
	(in thousands)
Farmer Mac I	$433,493	$40,351	$473,844	$492,158	$41,573	$533,731
Farmer Mac II	-	830,077	830,077	-	797,245	797,245
Total	$433,493	$870,428	$1,303,921	$492,158	$838,818	$1,330,976

Amortized cost	$428,325	$870,428	$1,298,753	$477,561	$838,818	$1,316,379
Unrealized gains	8,921	268	9,189	18,395	448	18,843
Unrealized losses	(3,753)	(13,594)	(17,347)	(3,798)	(8,339)	(12,137)
Fair value	$433,493	$857,102	$1,290,595	$492,158	$830,927	$1,323,085

The table below presents a sensitivity analysis for Farmer Mac’s retained Farmer Mac Guaranteed Securities as of June 30, 2006.

June 30, 2006
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,290,595

Weighted-average remaining life (in years)	4.8

Weighted-average prepayment speed (annual rate)	10.1%
Effect on fair value of a 10% adverse change	$(53)
Effect on fair value of a 20% adverse change	$(80)

Weighted-average discount rate	5.7%
Effect on fair value of a 10% adverse change	$(17,912)
Effect on fair value of a 20% adverse change	$(35,802)

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

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	June 30, 2006	December 31, 2005
	(in thousands)
On-balance sheet assets
Farmer Mac I:
Loans	$778,304	$784,422
Guaranteed Securities	467,944	518,250
Farmer Mac II:
Guaranteed Securities	828,939	796,224
Total on-balance sheet	$2,075,187	$2,098,896

Off-balance sheet assets
Farmer Mac I:
LTSPCs	$2,149,677	$2,329,798
Guaranteed Securities	1,778,288	804,785
Farmer Mac II:
Guaranteed Securities	34,839	39,508
Total off-balance sheet	$3,962,804	$3,174,091

Total	$6,037,991	$5,272,987

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

	90-Day Delinquencies (1)		Net Credit Losses/(Recoveries)
	As of June 30,	As of December 31,	For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$18,599	$23,308	$536	$(62)
Guaranteed Securities	-	-	-	-
Total on-balance sheet	$18,599	$23,308	$536	$(62)

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,409	$2,153	$-	$-
Guaranteed Securities	-	-	-	-
Total off-balance sheet	$2,409	$2,153	$-	$-

Total	$21,008	$25,461	$536	$(62)

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

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	June 30, 2006	December 31, 2005
	(in thousands)
Farmer Mac I Guaranteed Securities	$1,778,288	$804,785
Farmer Mac II Guaranteed Securities	34,839	39,508
Total Farmer Mac I and II	$1,813,127	$844,293

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

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income available to common stockholders and unrealized gains and losses on securities available-for-sale net of related taxes. The following table sets forth Farmer Mac’s comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Net income available to common stockholders	$13,377	$(563)	$28,469	$15,822

Unrealized gains/(losses) on securities	(10,275)	14,700	(24,186)	(1,657)
Amortization of FAS 133 transition adjustment on financial derivatives	257	320	458	580
Other compehensive income, before tax	(10,018)	15,020	(23,728)	(1,077)

Income tax related to items of other comprehensive income	(3,506)	5,257	(8,305)	(376)
Other comprehensive income/(loss), net of tax	(6,512)	9,763	(15,423)	(701)

Comprehensive income available to common stockholders	$6,865	$9,200	$13,046	$15,121

Note 5.	Investments

As of the dates indicated below, Farmer Mac’s investment portfolio was comprised of the following investment securities:

	June 30, 2006	December 31, 2005
	(in thousands)
Held-to-maturity	$10,602	$10,602
Available-for-sale	1,991,398	1,604,419
Trading	5,895	6,920
	$2,007,895	$1,621,941

The amortized cost and estimated fair values of investments as of June 30, 2006 and December 31, 2005 were as follows:

	As of June 30, 2006				As of December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
Cash investment in fixed rate guaranteed investment contract	$10,602	$262	$-	$10,864	$10,602	$18	$-	$10,620
Total held-to-maturity	$10,602	$262	$-	$10,864	$10,602	$18	$-	$10,620

Available-for-sale:
Floating rate asset-backed securities	$448,098	$720	$-	$448,818	$336,647	$941	$-	$337,588
Floating rate corporate debt securities	407,496	507	(91)	407,912	230,787	515	(10)	231,673
Fixed rate corporate debt securities	544,484	-	(9,254)	535,230	520,381	-	(1,950)	518,050
Fixed rate preferred stock	237,918	4,947	(446)	242,419	239,033	11,687	(304)	250,416
Fixed rate commercial paper	184,153	-	-	184,153	90,848	-	-	90,848
Floating rate mortgage- backed securities	162,710	576	(11)	163,275	175,441	481	(78)	175,844
Fixed rate mortgage- backed securities	10,014	-	(423)	9,591	-	-	-	-
Total available-for-sale	$1,994,873	$6,750	$(10,225)	$1,991,398	$1,593,137	$13,624	$(2,342)	$1,604,419

Trading:
Adjustable rate mortgage-backed securities	$5,866	$29	$-	$5,895	$6,867	$53	$-	$6,920
Total trading	$5,866	$29	$-	$5,895	$6,867	$53	$-	$6,920

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

Subsequent to the issuance of its June 30, 2006 unaudited condensed consolidated financial statements, the Corporation determined that it needed to restate prior financial results to correct its accounting for financial derivatives. The Corporation determined that it had inappropriately recorded changes in the fair value of cash flow hedges in other comprehensive income, net of income taxes, and recorded changes in the fair value of fair value hedges as basis adjustments on the hedged item rather than account for the financial derivatives as undesignated financial derivatives with all changes in the fair value of the financial derivatives recognized in the consolidated statements of operations.

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

The Corporation reduced its stockholders’ equity by $0.9 million as of January 1, 2003 as the cumulative effect of the correction of its accounting for financial derivatives for all periods preceding January 1, 2003, and restated its consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and its consolidated balance sheet as of December 31, 2005 and 2004. The restatement resulted in an increase to previously reported net income available to common stockholders of $5.8 million ($0.51 per diluted common share) and $15.8 million ($1.39 per diluted common share) for the three and six months ended June 30, 2006, and a decrease of $8.8 million ($0.77 per diluted common share) and an increase of $2.7 million ($0.23 per diluted common share) for the three and six months ended June 30, 2005, respectively. There was no effect on net cash flows or the amount of dividends declared for any periods presented.

Fair Value Hedges:

The Corporation has determined that it did not meet the specific documentation requirements required by SFAS 133 to assume no ineffectiveness in its fair value hedge relationships or to apply hedge accounting to its fair value hedges. As a result, the Corporation’s designation of its financial derivatives as fair value hedges for the period from January 1, 2001 to June 30, 2006 did not meet the requirements of SFAS 133.

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

Cash Flow Hedges:

The Corporation determined also that it did not meet specific documentation and other requirements of SFAS 133 to apply hedge accounting to its cash flow hedges. In this regard, the Corporation has determined that its forecasted transactions were not documented with sufficient specificity at the inception of the hedge relationship to allow those transactions to be identified as the intended “hedged transactions” when they occurred; some of its forecasted transactions related to the acquisitions of assets, or incurrences of liabilities, involved subsequent remeasurements with changes in fair value attributable to the hedged risk reported currently in earnings; and the benchmark index identified for its basis swaps did not meet the definition of a “benchmark interest rate” as that term is defined in SFAS 133. As a result, the Corporation’s designation of its financial derivatives as cash flow hedges for the period from January 1, 2001 to June 30, 2006 did not meet the requirements of SFAS 133.

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

The following tables set forth the previously reported and restated amounts of selected items within the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 and within the consolidated statements of operations and consolidated statements of cash flows for the three and six months ended June 30, 2006 and 2005.

	June 30, 2006		December 31, 2005
Selected Balance Sheet Date:	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Assets:
Deferred tax asset, net	$950	$2,497	$2,397	$3,223
Total Assets	4,565,954	4,567,501	4,340,619	4,341,445
Liabilities and Stockholders' Equity:
Notes payable: Due after one year	1,181,875	1,186,872	1,403,598	1,406,527
Total notes payable	4,222,495	4,227,492	3,991,302	3,994,231
Total Liabilities	4,311,048	4,316,045	4,092,487	4,095,416
Accumulated other comprehensive income	5,075	(176)	3,339	15,247
Retained earnings	120,199	122,000	115,644	101,633
Total Stockholders' Equity	254,906	251,456	248,132	246,029
Total Liabilities and Stockholders' Equity	4,565,954	4,567,501	4,340,619	4,341,445

	For the three months ended, June 30, 2006		For the three months ended, June 30, 2005
Selected Statements of Operations Data:	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share data)
Interest income:
Farmer Mac Guaranteed Securities	$19,417	$18,953	$17,773	$18,672
Total interest income	61,562	61,098	44,008	44,907
Interest expense	52,461	51,020	35,886	31,966
Net interest income	9,101	10,078	8,122	12,941
Net interest income after recovery/(provision) for loan losses	9,695	10,672	8,325	13,144

Gains/(losses) on financial derivatives and trading assets	2,026	9,908	3,755	(14,562)
Total revenues	18,089	26,948	17,269	3,771
Income before income taxes	11,637	20,496	12,551	(947)
Income tax expense/(benefit)	3,458	6,559	3,780	(944)
Net income/(loss)	8,179	13,937	8,771	(3)
Net income/(loss) available to common stockholders	7,619	13,377	8,211	(563)
Earnings per common share:
Basic earnings (loss) per common share	0.69	1.21	0.72	(0.05)
Diluted earnings (loss) per common share	0.67	1.18	0.72	(0.05)

	For the six months ended, June 30, 2006		For the six months ended, June 30, 2005
Selected Statements of Operations Data:	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share data)
Interest income:
Farmer Mac Guaranteed Securities	$37,512	$36,990	$34,854	$36,999
Total interest income	117,738	117,216	85,797	87,942
Interest expense	99,737	96,471	69,869	61,120
Net interest income	18,001	20,745	15,928	26,822
Net interest income after recovery/(provision) for loan losses	19,607	22,351	16,715	27,609

Gains/(losses) on financial derivatives and trading assets	25	21,608	2,045	(4,697)
Total revenues	31,428	55,755	29,291	33,443
Income before income taxes	19,308	43,635	20,355	24,507
Income tax expense	5,532	14,046	6,112	7,565
Net income	13,776	29,589	14,243	16,942
Net income available to common stockholders	12,656	28,469	13,123	15,822
Earnings per common share:
Basic earnings per common share	1.14	2.57	1.14	1.37
Diluted earnings per common share	1.11	2.50	1.13	1.36

	For the six months ended, June 30, 2006		For the six months ended, June 30, 2005
Selected Statements of Cash Flows Data: (in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash flows from operating activities:
Net income	$13,776	$29,589	$14,243	$16,942
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in fair value of trading securities and financial derivatives	2,150	(22,420)	(1,454)	(5,472)
Amortization of SFAS 133 transition adjustment on financial derivatives	138	298	932	377
Deferred income taxes	501	1,527	316	(1,769)
Decrease/(increase) in other assets	21,210	28,794	(2,016)	1,807
Net cash provided by operating activities	59,458	59,471	22,635	22,499

Cash flows from financing activities:
Settlement of financial derivatives	13	-	(136)	-
Net cash provided by/(used in) financing activities	165,202	165,189	(48,857)	(48,721)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations set forth in this Item 2 reflects revisions in financial reporting resulting from the Corporation’s restatement to correct for errors relating to its accounting for financial derivative transactions under SFAS 133 that were contained in the Corporation’s unaudited condensed consolidated financial statements and other financial information as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 as discussed below and in Note 6 of the restated unaudited condensed consolidated financial statements. Financial information is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC concurrently with this report, and uncertainties regarding:

•	the possible establishment of additional statutory or regulatory restrictions or constraints on Farmer Mac that could hamper its growth or diminish its profitability;
•	the general rate of growth in agricultural mortgage indebtedness;
•	the rate and direction of development of the secondary market for agricultural mortgage loans, particularly lender interest in the Farmer Mac secondary market and Farmer Mac credit products;
•	borrower preferences for fixed-rate agricultural mortgage indebtedness;
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities; and
•	possible reaction in the financial markets to events involving government-sponsored enterprises other than Farmer Mac.

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

Restatement of Previously Issued Quarterly Financial Statements

The Corporation is restating its unaudited interim condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. The Corporation is concurrently filing amendments to (1)  its Form 10-K for the year ended December 31, 2005 to restate the Corporation’s consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, and other financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly unaudited data for 2005 and 2004 and (2) its Form 10-Q for the quarter ended March 31, 2006 to restate the quarterly unaudited interim consolidated financial statements and other financial information contained in that report. These restatements and resulting revisions relate to the accounting treatment for derivative transactions under SFAS 133. In this regard, and as the Corporation previously reported on Form 8-K on October 6, 2006, investors should not rely on the Corporation’s previously issued consolidated financial statements and other financial information for the years and each of the quarters in the years 2005, 2004, 2003, 2002 and 2001 and the first and second quarters of 2006.

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

The Corporation reduced its stockholders’ equity by $0.9 million as of January 1, 2003 as the cumulative effect of the correction of its accounting for financial derivatives for all periods preceding January 1, 2003, and restated its consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and its consolidated balance sheet as of December 31, 2005 and 2004. The restatement resulted in an increase to previously reported net income available to common stockholders of $5.8 million ($0.51 per diluted common share) and $15.8 million ($1.39 per diluted common share) for the three and six months ended June 30, 2006, and a decrease of $8.8 million ($0.77 per diluted common share) and an increase of $2.7 million ($0.23 per diluted common share) for the three and six months ended June 30, 2005, respectively. In addition to the changes in net income available to common stockholders described above, the net impact related to the correction of these errors for fair value and cash flow hedges was to increase net interest income by $1.0 million and $2.7 million for the three and six months ended June 30, 2006 and $4.8 million and $10.9 million for the three and six months ended June 30, 2005, respectively. Gains/(losses) on financial derivatives increased $7.9 million and $21.6 million for the three and six months ended June 30, 2006 and decreased $18.3 million and $6.7 million for the three months and six months ended June 30, 2005, respectively. There was no effect on net cash flows, core earnings, or the amount of dividends declared for any years presented.

Fair Value Hedges:

The Corporation has determined that it did not meet the specific documentation requirements required by SFAS 133 to assume no ineffectiveness in its fair value hedge relationships or to apply hedge accounting to its fair value hedges. As a result, the Corporation’s designation of its financial derivatives as fair value hedges for the period from January 1, 2001 to June 30, 2006 did not meet the requirements of SFAS 133.

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

Cash Flow Hedges:

The Corporation determined also that it did not meet specific documentation and other requirements of SFAS 133 to apply hedge accounting to its cash flow hedges. In this regard, the Corporation has determined that its forecasted transactions were not documented with sufficient specificity at the inception of the hedge relationship to allow those transactions to be identified as the intended “hedged transactions” when they occurred; some of its forecasted transactions related to the acquisitions of assets, or incurrences of liabilities, involved subsequent remeasurements with changes in fair value attributable to the hedged risk reported currently in earnings; and the benchmark index identified for its basis swaps did not meet the definition of a “benchmark interest rate” as that term is defined in SFAS 133. As a result, the Corporation’s designation of its financial derivatives as cash flow hedges for the period from January 1, 2001 to June 30, 2006 did not meet the requirements of SFAS 133.

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

Results of Operations

Overview. Net income available to common stockholders for second quarter 2006 was $13.4 million or $1.18 per diluted common share, compared to $(0.6) million or $(0.05) per diluted common share for second quarter 2005. The increase was due principally to the after-tax effects of gains and losses on financial derivatives. Net income available to common stockholders for the six months ended June 30, 2006 was $28.5 million or $2.50 per diluted common share, compared to $15.8 million or $1.36 per diluted common share for the six months ended June 30, 2005.

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

As of June 30, 2006, Farmer Mac’s 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or long-term standby purchase commitments (“LTSPCs”) after changes to Farmer Mac’s statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $21.0 million, representing 0.46 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, down from $36.8 million (0.85 percent) as of June 30, 2005.

During second quarter 2006, Farmer Mac:

•	added $570.6 million of Farmer Mac I loans under LTSPCs;
•	purchased $26.1 million of newly originated and current seasoned Farmer Mac I loans;
•	purchased $61.2 million of Farmer Mac II USDA-guaranteed portions of loans; and
•	converted $550.1 million of pre-existing LTSPCs into Farmer Mac I Guaranteed Securities.

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

Net Interest Income. Net interest income was $10.1 million for second quarter 2006, compared to $12.9 million for second quarter 2005. The net interest yield was 95 basis points for the six months ended June 30, 2006, compared to 146 basis points for the six months ended June 30, 2005. Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date. The effect of SFAS 140 was the classification of approximately $1.7 million (8 basis points) of guarantee fee income as interest income for the six months ended June 30, 2006, compared to $1.9 million (10 basis points) for the six months ended June 30, 2005.

As discussed in Note 6 to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets. For the six months ended June 30, 2006 and 2005, this classification resulted in a decrease of the net interest yield of 12 basis points and 56 basis points, respectively.

The net interest yields for the six months ended June 30, 2006 and 2005 included the benefits of yield maintenance payments of 11 basis points and 17 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results. For the six months ended June 30, 2006 and 2005, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $1.5 million or $0.13 per diluted share and $2.0 million or $0.17 per diluted share, respectively.

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

	Six Months Ended
	June 30, 2006			June 30, 2005
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$614,978	$14,414	4.69%	$467,504	$6,330	2.71%
Investments	1,681,448	42,582	5.06%	1,062,979	21,022	3.96%
Loans and Farmer Mac
Guaranteed Securities	2,056,083	60,220	5.86%	2,138,225	60,590	5.67%
Total interest-earning assets	4,352,509	117,216	5.39%	3,668,708	87,942	4.79%

Funding:
Notes payable due within one year	2,471,175	56,392	4.56%	1,860,505	25,324	2.72%
Notes payable due after one year	1,669,947	40,079	4.80%	1,608,066	35,796	4.45%
Total interest-bearing liabilities	4,141,122	96,471	4.66%	3,468,571	61,120	3.52%

Net non-interest-bearing funding	211,387			200,137
Total funding	$4,352,509	96,471	4.43%	$3,668,708	61,120	3.33%
Net interest income/yield		$20,745	0.95%		$26,822	1.46%

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

	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$5,647	$2,437	$8,084
Investments	7,014	14,545	21,559
Loans and Farmer Mac Guaranteed Securities	4,172	(4,541)	(369)
Total	16,833	12,441	29,274
Expense from interest-bearing liabilities	22,066	13,285	35,351
Change in net interest income	$(5,233)	$(844)	$(6,077)

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

Expenses. General and administrative expenses were $2.6 million for second quarter 2006 and $5.3 million for the six months ended June 30, 2006, compared to $2.3 million and $4.3 million, respectively, for the same periods in 2005. The increase was largely attributable to increased legal fees related to mortgage securitizations and compliance matters. Compensation and employee benefits were $2.7 million for second quarter 2006 and $5.6 million for the six months ended June 30, 2006, compared to $1.9 million and $3.7 million, respectively, for the same periods in 2005. For second quarter 2006 and the six months ended June 30, 2006, compensation costs were higher due to expense related to stock options of $0.4 million and $1.0 million, respectively. The comparable periods in the prior year did not include expense related to stock options. For more information on stock option expense and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) on January 1, 2006, see Note 1(e). The remainder of the increase was due to a general increase in staffing during 2005.

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

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income. As discussed in Note 6 of the condensed consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives. The net effect of gains and losses on financial derivatives and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net gain of $9.9 million for second quarter 2006 and $21.6 million for the six months ended June 30, 2006, compared to losses of $14.6 million and $4.7 million, respectively, for the same periods in 2005.

Effects of SFAS 133. Farmer Mac records financial derivatives at fair value on its balance sheet with the related changes in fair value recognized in the consolidated statement of operations. Although the Corporation’s use of financial derivatives achieves its economic and risk management objectives, its classification of financial derivatives as undesignated hedges under SFAS 133 allows factors unrelated to the economic performance of the Corporation’s business, such as changes in interest rates, to increase the volatility – even the direction – of the Corporation’s earnings under accounting principles generally accepted in the United States of America (“GAAP”).

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

Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
GAAP net income (loss) available to common stockholders	$13,377	$(563)	$28,469	$15,822

Less the effects of SFAS 133:

Unrealized gains/(losses) on financial derivatives and trading assets, net of tax	6,400	(6,397)	14,573	3,557

Net effects of settlements on agency forward contracts, net of tax	648	(126)	1,397	40

Core earnings	$6,329	$5,960	$12,499	$12,225

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

All of the above-referenced transactions were products of Farmer Mac’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs. While Farmer Mac’s new business volume has improved as a result of those efforts, its future business with agricultural mortgage lenders may still be constrained by:

•	high levels of available capital and liquidity of agricultural lenders;
•	alternative sources of funding and credit enhancement for agricultural lenders;
•	increased competition in the secondary market for agricultural mortgage loans; and
•	reduced growth rates in the agricultural mortgage market.

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
	(in thousands)
Loan purchase and guarantee and
commitment activity:
Farmer Mac I:
Loans	$26,114	$20,382	$56,374	$38,922
LTSPCs	570,595	96,419	643,750	129,701
AgVantage	-	-	500,000	-
Farmer Mac II Guaranteed Securities	61,204	45,123	106,331	88,757
Total purchases, guarantees and commitments	$657,913	$161,924	$1,306,455	$257,380

Farmer Mac I Guaranteed Securities issuances:
Retained	$-	$-	$-	$-
Sold	1,548	20,098	3,033	22,012
Loans previously under LTSPCs exhcanged for Farmer Mac Guaranteed Securities	550,114	-	550,114	-
Total	$551,662	$20,098	$553,147	$22,012

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

USDA’s most recent publications (as available on USDA’s website as of August 8, 2006) forecast:

•	2006 net cash farm income to be $64.8 billion, following record years of $82.8 billion in 2005 and $85.5 billion in 2004.
•	2006 net farm income to be $56.2 billion, which is a decrease of $16.4 billion from 2005 but still slightly above the 10-year average net farm income of $55.7 billion.
•	Total direct U.S. government payments to be $18.5 billion in 2006, down from the forecast of $23.0 billion for 2005, but still higher than the estimate of $13.3 billion for 2004.
•	Countercyclical payments are forecast to increase from $4.1 billion in 2005 to $5.3 billion in 2006.
•	Marketing loan benefits including loan deficiency payments, marketing loan gains, and certificate exchange gains are projected to be down from $6.2 billion in 2005 to $4.1 billion in 2006.
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

Balance Sheet Review

During the six months ended June 30, 2006, there were $44.7 million of net principal paydowns in program assets (Farmer Mac Guaranteed Securities and loans) offset by a $276.1 million increase in the portfolio of investment securities and cash and cash equivalents. Consistent with the net increase in assets during the period, total liabilities increased $220.6 million from December 31, 2005 to June 30, 2006. For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the six months ended June 30, 2006, accumulated other comprehensive income decreased $15.4 million, which is primarily the net effect of a $15.7 million decrease in after-tax unrealized gains on securities available for sale. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. As of June 30, 2006, Farmer Mac’s core capital totaled $251.6 million, compared to $230.8 million as of December 31, 2005. As of June 30, 2006, core capital exceeded Farmer Mac’s statutory minimum capital requirement of $154.8 million by $96.8 million.

Farmer Mac was in compliance with its risk-based capital standards as of June 30, 2006. As of June 30, 2006, the risk-based capital stress test generated a regulatory capital requirement of $62.3 million, up from the $29.5 million requirement as of December 31, 2005. The increase in the risk-based capital requirement from December 31, 2005 to June 30, 2006 was attributable to an increase in Farmer Mac’s outstanding business volume and changes in the interest rate environment during that period. As of June 30, 2006, Farmer Mac’s regulatory capital of $257.9 million exceeded the risk-based capital requirement by approximately $195.6 million. On November 17, 2005, FCA published in the Federal Register a proposed rule that would revise the risk-based capital regulation. For further discussion of that proposed rule, see “Regulatory Matters.”

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of June 30, 2006, 55 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 80 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I fixed rate loans purchased in second quarter 2006, 14 percent had yield maintenance or another form of prepayment protection. As of June 30, 2006, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 14 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in second quarter 2006, less than one percent contained other forms of prepayment penalties.

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

	Percentage Change in MVE from Base Case
Interest Rate Scenario	June 30, 2006	December 31, 2005

+ 300 bp	-9.2%	-6.2%
+ 200 bp	-5.8%	-3.6%
+ 100 bp	-2.6%	-1.4%
- 100 bp	1.0%	0.0%
- 200 bp	0.4%	-0.7%
- 300 bp	-0.7%	-1.5%

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

As of June 30, 2006, Farmer Mac’s 90-day delinquencies totaled $21.0 million and represented 0.46 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $36.8 million (0.85 percent) as of June 30, 2005. As of June 30, 2006, Farmer Mac’s non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $40.0 million and represented 0.87 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $60.7 million (1.39 percent) as of June 30, 2005. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

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

As of June 30, 2006, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 50.1 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 56.1 percent. The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing Assets by Original LTV Ratio as of June 30, 2006
(dollars in thousands)

Original LTV Ratio	Post-1996 Act Non-performing Assets	Percentage
0.00% to 40.00%	$4,147	10%
40.01% to 50.00%	6,329	16%
50.01% to 60.00%	17,120	43%
60.01% to 70.00%	12,185	30%
70.01% to 80.00%	302	1%
80.01% +	-	0%
Total	$40,083	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of June 30, 2006 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
	Distribution of Outstanding Loans, Guarantees and LTSPCs	Outstanding Loans, Guarantees and LTSPCs (1)	Post-1996 Act Non- performing Assets (2)	Non- performing Asset Rate	Specific Allowance for Losses
	(dollars in thousands)
By year of origination:
Before 1996	12%	$562,756	$3,619	0.64%	$-
1996	5%	222,025	7,053	3.18%	-
1997	6%	280,529	3,270	1.17%	-
1998	10%	462,138	8,668	1.88%	15
1999	10%	481,517	6,946	1.44%	-
2000	6%	277,814	4,239	1.53%	-
2001	9%	416,876	4,082	0.98%	-
2002	11%	523,406	369	0.07%	-
2003	11%	493,231	-	0.00%	-
2004	8%	353,116	1,184	0.34%	-
2005	10%	450,804	653	0.14%	-
2006	2%	109,629	-	0.00%	-
Total	100%	$4,633,841	$40,083	0.87%	$15

By geographic region (3):
Northwest	19%	$863,845	$27,066	3.13%	$-
Southwest	46%	2,204,629	5,727	0.26%	-
Mid-North	16%	723,383	2,168	0.30%	15
Mid-South	7%	307,183	2,315	0.75%	-
Northeast	7%	319,752	1,354	0.42%	-
Southeast	5%	215,049	1,453	0.68%	-
Total	100%	$4,633,841	$40,083	0.87%	$15

By commodity/collateral type:
Crops	41%	$1,894,824	$16,978	0.90%	$-
Permanent plantings	27%	1,208,917	18,531	1.53%	15
Livestock	24%	1,113,776	3,564	0.32%	-
Part-time farm/rural housing	6%	294,356	1,010	0.34%	-
Ag storage and processing	2%	100,127	-	0.00%	-
Other	0%	21,841	-	0.00%	-
Total	100%	$4,633,841	$40,083	0.87%	$15

(1)	Excludes loans underlying AgVantage securities.
(2)
Includes loans 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan), and real estate owned

(3)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

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

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs. As of June 30, 2006, Farmer Mac’s cash and cash equivalents and liquidity investment securities were $349.0 million and $1.5 billion, respectively. In addition, as of June 30, 2006, Farmer Mac held: (1) $500.0 million of mission-related non-program investment securities issued by the National Rural Utilities Cooperative Finance Corporation; and (2) $830.1 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. government. Both types of assets could be drawn upon as an additional source of liquidity. As of June 30, 2006, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 86 percent of Farmer Mac’s total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. For second quarter 2006, Farmer Mac maintained an average of greater than 90 days of liquidity.

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

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. Farmer Mac believes that, under current economic conditions and the state of the Corporation’s portfolio, the proposed risk-based capital rule, if adopted in its proposed form, would increase the Corporation’s risk-based capital requirement from its current level ($62.3 million) to a higher level. Farmer Mac does not have adequate information to project with certainty what the risk-based capital requirement under the proposed rule would have been as of June 30, 2006 . Farmer Mac believes, however, that as of June 30, 2006, the risk-based capital requirement under the proposed rule would have been significantly higher than under the existing rule (possibly in excess of the $154.8 million statutory minimum capital requirement). During the period from June 30, 2005 through June 30, 2006, Farmer Mac increased its net program business volume by $854.6 million, including a $500.0 million AgVantage transaction in January 2006. AgVantage transactions have minimal effect in the determination of the risk-based capital requirement under the existing rule, and Farmer Mac expects no change if the proposed rule becomes effective in its current form. Looking ahead, if the proposed rule becomes effective in its current form, the volume and product mix of Farmer Mac’s future growth could be constrained.

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock - Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock. Each dividend was paid on the last business day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid. On August 2, 2006, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on September 29, 2006 to holders of record as of September 15, 2006. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, as filed with the SEC on November 9, 2006. Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2006. Based on management’s reassessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were not effective as of June 30, 2006 because of the material weakness in internal control over financial reporting related to the accounting for financial derivatives as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities described in Management’s Report on Internal Controls over Financial Reporting (as revised) set forth in Item 8 of Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed concurrently with this report.

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

Fred L. Dailey (Chairman)
Julia Bartling
Grace T. Daniel
Lowell L. Junkins
Glen O. Klippenstein

(c) (1) Election of Directors:

	Class A Nominees Number of Shares
	For	Withheld

Dennis L. Brack	716,723	72,495
Dennis A. Everson	784,418	4,800
Mitchell A. Johnson	725,740	63,478
Timothy F. Kenny	786,518	2,700
Charles E. Kruse	786,318	2,900

	Class B Nominees Number of Shares
	For	Withheld

Ralph “Buddy” Cortese	391,678	100,573
Paul A. DeBriyn	391,778	100,473
Ernest M. Hodges	492,051	200
John G. Nelson, III	391,778	100,473
John Dan Raines	391,678	100,573

(2)	Selection of Independent Registered Public Accounting Firm (Deloitte & Touche LLP):

Class A Stockholders
Number of Shares

For	787,368
Against	1,250
Abstain	600

Class B Stockholders
Number of Shares

For	492,151
Against	100
Abstain	0

(d)	Not applicable.

Item 5.	Other Information

(a)	None.

(b)	Not applicable.

Item 6.   Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L. 104-105 (Form 10-K filed March 29, 1996).

*	3.2	-	Amended and restated By-Laws of the Registrant (Form 10-Q filed August 9, 2004).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*	4.5.1	-	Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*	4.5.2	-	Supplemental Agreement for 4.25% Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

†*	10.1	-	Stock Option Plan (Previously filed as Exhibit 19.1 to Form 10-Q filed August 14, 1992).

†*	10.1.1	-	Amendment No. 1 to Stock Option Plan (Previously filed as Exhibit 10.2 to Form 10-Q filed August 16, 1993).

†*	10.1.2	-	1996 Stock Option Plan (Form 10-Q filed August 14, 1996).

†*	10.1.3	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.4	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.2	-	Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

†*	10.2.1	-	Amendment No. 1 dated as of January 10, 1991 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

†*	10.2.2	-	Amendment to Employment Contract dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

†*	10.2.3	-	Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 15, 1994).

†*	10.2.4	-	Amendment No. 4 dated as of February 8, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

†*	10.2.5	-	Amendment No. 5 dated as of June 13, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.2.6	-	Amendment No. 6 dated as of August 7, 1997 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.2.7	-	Amendment No. 7 dated as of June 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.2.8	-	Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.2.9	-	Amendment No. 9 dated as of June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.2.10	-	Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2001).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.2.11	-	Amendment No. 11 dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.2.12	-	Amendment No. 12 dated as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.2.13	-	Amendment No. 13 dated as of August 3, 2004 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.2.14	-	Amendment No. 14 dated as of June 16, 2005 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.2.15	-	Amendment No. 15 dated as of June 1, 2006 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.3	-	Employment Agreement dated May 11, 1989 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.1	-	Amendment dated December 14, 1989 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.2	-	Amendment No. 2 dated February 14, 1991 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

†*	10.3.3	-	Amendment to Employment Contract dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

†*	10.3.4	-	Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 31, 1994).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.3.5	-	Amendment No. 5 dated as of June 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

†*	10.3.6	-	Amendment No. 6 dated as of June 1, 1995 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1995).

†*	10.3.7	-	Amendment No. 7 dated as of February 8, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

†*	10.3.8	-	Amendment No. 8 dated as of June 13, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.3.9	-	Amendment No. 9 dated as of August 7, 1997 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.3.10	-	Amendment No. 10 dated as of June 4, 1998 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.3.11	-	Amendment No. 11 dated as of June 3, 1999 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.3.12	-	Amendment No. 12 dated as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.3.13	-	Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.3.14	-	Amendment No. 14 dated as of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.3.15	-	Amendment No. 15 dated as of June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2003).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.3.16	-	Amendment No. 16 dated as of August 3, 2004 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.3.17	-	Amendment No. 17 dated as of June 16, 2005 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.3.18	-	Amendment No. 18 dated as of June 1, 2006 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.4	-	Employment Contract dated as of September 1, 1997 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

†*	10.4.1	-	Amendment No. 1 dated as of June 4, 1998 to Employment Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

†*	10.4.2	-	Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.4.3	-	Amendment No. 3 dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.4.4	-	Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.4.5	-	Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.4.6	-	Amendment No. 6 dated as of June 5, 2003 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2003).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.4.7	-	Amendment No. 7 dated as of August 3, 2004 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.4.8	-	Amendment No. 8 dated as of June 16, 2005 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.4.9	-	Amendment No. 9 dated as of June 1, 2006 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.5	-	Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

†*	10.5.1	-	Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.1 to Form 10-Q filed August 14, 2000).

†*	10.5.2	-	Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.2 to Form 10-Q filed August 14, 2001).

†*	10.5.3	-	Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.5.4	-	Amendment No. 4 dated as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.5.5	-	Amendment No. 5 dated as of June 16, 2005 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.5.6	-	Amendment No. 6 dated as of June 1, 2006 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.6	-	Employment Contract dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.6.1	-	Amendment No. 1 dated as of August 3, 2004 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.6.2	-	Amendment No. 2 dated as of June 16, 2005 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.6.3	-	Amendment No. 3 dated as of June 1, 2006 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2006).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-	Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11.1	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP - Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

†*	10.15	-	Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.18.1	-	Amendment No. 1 dated as of dated June 1, 2006 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2006).

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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