Form 10-Q
period 2006-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2006-11-09
CIK 845877

As filed with the Securities and Exchange Commission on
November 9, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,061,770 shares of Class C Non-Voting Common Stock outstanding.

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

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (as restated)	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005 (as restated)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and nine months ended September 30, 2005 (as restated)	5
Notes to Condensed Consolidated Financial Statements (as restated)	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
		(As Restated)*
Assets:
Cash and cash equivalents	$804,602	$458,852
Investment securities	1,896,260	1,621,941
Farmer Mac Guaranteed Securities	1,315,801	1,330,976
Loans held for sale	63,981	41,956
Loans held for investment	706,231	762,436
Allowance for loan losses	(2,209)	(4,876)
Loan-s held for investment, net	704,022	757,560
Real estate owned	1,039	3,532
Financial derivatives	9,050	8,719
Interest receivable	52,344	67,509
Guarantee and commitment fees receivable	34,988	22,170
Deferred tax asset, net	5,006	3,223
Prepaid expenses and other assets	5,607	25,007
Total Assets	$4,892,700	$4,341,445
Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,366,472	$2,587,704
Due after one year	1,187,827	1,406,527
Total notes payable	4,554,299	3,994,231

Financial derivatives	24,402	29,162
Accrued interest payable	25,444	29,250
Guarantee and commitment obligation	31,109	17,625
Accounts payable and accrued expenses	9,730	21,371
Reserve for losses	2,875	3,777
Total Liabilities	4,647,859	4,095,416
Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share,700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no mazimum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,083,258 and 9,559,554 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	9,083	9,560
Additional paid-in capital	83,730	83,058
Accumulated other comprehensive income	7,838	15,247
Retained earnings	107,659	101,633
Total Stockholders' Equity	244,841	246,029

Total Liabilities and Stockholders' Equity	$4,892,700	$4,341,445

See accompanying notes to condensed consolidated financial statements.

*	See Note 6 to the condensed consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
		(As Restated)*		(As Restated)*
Interest income
Investments and cash equivalents	$35,153	$19,888	$92,148	$47,241
Farmer Mac Guaranteed Securities	18,702	17,680	55,692	54,679
Loans	12,092	11,968	35,322	35,558
Total interest income	65,947	49,536	183,162	137,478

Total interest expense	56,840	38,028	153,310	99,147

Net interest income	9,107	11,508	29,852	38,331
Recovery/(provision) for loan losses	525	(2,465)	2,132	(1,678)
Net interest income after recovery/(provision)for loan losses	9,632	9,043	31,984	36,653

Non-interest income/(loss)
Guarantee and commitment fees	5,548	4,844	15,885	14,689
(Loss)/gains on financial derivatives and trading assets	(20,320)	12,009	1,285	7,254
Gains on the sale of real estate owned	-	114	514	33
Representation and warranty claims income	-	-	718	79
Other income	846	926	1,073	1,671
Non-interest income/(loss)	(13,926)	17,893	19,475	23,726

Non-interest expense
Compensation and employee benefits	3,185	2,211	8,762	5,886
General and administrative	2,357	2,554	7,689	6,817
Regulatory fees	588	576	1,763	1,728
Real estate owned operating costs, net	(11)	(10)	126	27
Provision/(recovery) for losses	(643)	(8,081)	(747)	(8,272)
Non-interest expense/(recovery)	5,476	(2,750)	17,593	6,186

(Loss)/income before income taxes	(9,770)	29,686	33,866	54,193

Income tax (benefit)/expense	(4,072)	9,778	9,975	17,343
Net (loss)/income	(5,698)	19,908	23,891	36,850
Preferred stock dividends	(560)	(560)	(1,680)	(1,680)
Net (loss)/income available to common stockholders	$(6,258)	$19,348	$22,211	$35,170

Earnings per common share:
Basic earnings/(loss) per common share	$(0.58)	$1.73	$2.03	$3.08
Diluted earnings/(loss) per common share	$(0.58)	$1.70	$1.98	$3.05
Common stock dividends per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

*	See Note 6 to the condensed consolidated financial statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30, 2006	September 30, 2005
		(As Restated)*
Cash flows from operating activities:
Net income	$23,891	$36,850
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net (accretion)/amortization of investment premiums and discounts	(2,279)	2,040
Net amortization of debt premiums, discounts and issuance costs	95,071	44,126
Proceeds from repayment of trading investment securities	1,406	2,148
Purchases of loans held for sale	(42,098)	(78,093)
Proceeds from repayment of loans held for sale	6,578	9,391
Net change in fair value of trading securities and financial derivatives	(5,101)	(20,428)
Amortization of SFAS 133 transition adjustment on financial derivatives	429	545
Gains on the sale of real estate owned	(514)	(33)
Total (recovery)/provision for losses	(2,878)	(6,594)
Deferred income taxes	2,190	(9,293)
Stock-based compensation expense	1,693	-
Decrease in interest receivable	15,165	12,894
Decrease/(increase) in guarantee and commitment fees receivable	(12,818)	1,058
Decrease in other assets	30,304	19,179
Increase in accrued interest payable	(3,806)	(258)
Decrease in other liabilities	(13,347)	(14,823)
Net cash provided by/(used in) operating activities	93,886	(1,291)

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,744,374)	(1,787,240)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(186,416)	(149,547)
Purchases of loans held for investment	(32,529)	(650)
Purchases of defaulted loans	(5,693)	(11,022)
Proceeds from repayment of investment securities	2,478,819	1,237,548
Proceeds from repayment of Farmer Mac Guaranteed Securities	185,433	191,363
Proceeds from repayment of loans	105,442	118,999
Proceeds from sale of loans and Farmer Mac Guaranteed Securities	3,168	24,073
Proceeds from sale of real estate owned	2,819	2,882
Net cash used in investing activities	(193,331)	(373,594)

Cash flows from financing activities:
Proceeds from issuance of discount notes	64,442,608	34,381,698
Proceeds from issuance of medium-term notes	375,782	767,643
Payments to redeem discount notes	(64,161,392)	(34,242,221)
Payments to redeem medium-term notes	(192,000)	(505,240)
Tax benefit from tax deductions in excess of compensation cost recognized	481	-
Proceeds from common stock issuance	4,051	836
Purchases of common stock	(19,378)	(15,682)
Dividends paid	(4,957)	(5,092)
Net cash provided by financing activities	445,195	381,942
Net decrease in cash and cash equivalents	345,750	7,057

Cash and cash equivalents at beginning of period	458,852	430,504
Cash and cash equivalents at end of period	$804,602	$437,561

See accompanying notes to condensed consolidated financial statements.

*	See Note 6 to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AS RESTATED)
(unaudited)

Note 1.	Accounting Policies

(a)	Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Cash paid for:
Interest	$64,978	$51,352
Income taxes	7,500	8,200
Non-cash activity:
Real estate owned acquired through foreclosure	-	980
Loans acquired and securitized as Farmer Mac Guaranteed Securities	3,168	24,073
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	891,278	-

(b)	Allowance for Losses

As of September 30, 2006, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying long-term standby purchase commitments (“LTSPCs”) and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

Prior to September 30, 2005, Farmer Mac estimated its inherent probable losses using a systematic process that began with management’s evaluation of the results of a proprietary loan pool simulation and guarantee fee model. That model drew upon historical information from a data set of agricultural mortgage loans screened to include only those loans with credit characteristics similar to those eligible for Farmer Mac’s programs. The model offered historical loss experience on agricultural mortgage loans similar to those on which Farmer Mac had assumed credit risk, but over a longer term than Farmer Mac’s own experience. The results generated by that model were then modified, as necessary, by the application of management’s judgment. Prior to September 30, 2005, Farmer Mac did not believe that its own historical portfolio lending and loss experience was statistically sufficient to estimate the inherent probable losses in its portfolio.

As of September 30, 2005, Farmer Mac believed it had accumulated and analyzed sufficient data from its own historical portfolio lending, loss experience, and credit trends to estimate its inherent probable losses based upon its own historical experience. Farmer Mac believes that estimating its allowance for losses based on data derived from its own portfolio reflects the characteristics of credit trends within the portfolio. Farmer Mac recorded the effects of that change as a change in accounting estimate, which resulted in a $4.8 million decrease in the allowance for losses as of September 30, 2005.

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

As of September 30, 2006, Farmer Mac concluded that the credit profile of its portfolio was consistent with Farmer Mac’s historical credit profile and trends. Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS 5 and SFAS 114.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2006 and 2005:

	September 30, 2006
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$2,734	$-	$3,518	$6,252
Provision/(recovery) for losses	(525)	-	(643)	(1,168)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Ending balance	$2,209	$-	$2,875	$5,084

Nine Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(2,132)	155	(902)	(2,879)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365
Ending balance	$2,209	$-	$2,875	$5,084

	September 30, 2005
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,670	$-	$12,394	$16,064
Provision/(recovery) for losses	(816)	85	(96)	(827)
Charge-offs	(20)	(85)	-	(105)
Recoveries	553	-	-	553
Change in accounting estimate	3,281	-	(8,070)	(4,789)
Ending balance	$6,668	$-	$4,228	$10,896

Nine Months Ended:
Beginning balance	$4,395	$-	$12,706	$17,101
Provision/(recovery) for losses	(1,603)	205	(408)	(1,806)
Charge-offs	(46)	(205)	-	(251)
Recoveries	641	-	-	641
Change in accounting estimate	3,281	-	(8,070)	(4,789)
Ending balance	$6,668	$-	$4,228	$10,896

The table below summarizes the components of Farmer Mac’s allowance for losses as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Allowance for loan losses	$2,209	$4,876
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	1,147	2,068
Off-balance sheet Farmer Mac I Guaranteed Securities	1,173	1,078
LTSPCs	555	631
Total	$5,084	$8,653

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”). Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of September 30, 2006, there were no probable losses inherent in Farmer Mac’s AgVantage securities, due to the high credit quality of the obligors as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of September 30, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

As of September 30, 2006, Farmer Mac individually analyzed $21.8 million of its $60.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $39.0 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. All of the $21.8 million of assets analyzed individually were adequately collateralized. Accordingly, Farmer Mac did not record any specific allowances for under-collateralized assets as of September 30, 2006. In addition, Farmer Mac’s non-specific or general allowances were $5.1 million as of September 30, 2006.

The balance of impaired assets, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired assets as of September 30, 2006 and December 31, 2005 are summarized in the following table:

	September 30, 2006			December 31, 2005
	Balance	Specific Allowance	Net Balance	Balance	Specific Allowance	Net Balance
	(in thousands)
Impaired assets:
Specific allowance for losses	$-	$-	$-	$2,445	$(161)	$2,284
No specific allowance for losses	60,759	-	60,759	71,177	-	71,177
Total	$60,759	$-	$60,759	$73,622	$(161)	$73,461

(c)	Financial Derivatives

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded through the use of forward sale contracts on mortgage-backed securities and the debt of other GSEs and futures contracts involving U.S. Treasury securities. Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac Guaranteed Securities. The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument. Gains or losses generated by these hedge transactions should offset any changes in funding costs or AMBS sale prices that occur during the hedge period.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). As discussed in Note 6, Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges, therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives and trading assets in the condensed consolidated statements of operations.

The following table summarizes information related to Farmer Mac’s financial derivatives as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006		As of December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest rate swaps:
Pay-fixed	$824,177	$(11,148)	$710,678	$(17,228)
Receive-fixed	527,582	(6,772)	205,000	(5,752)
Basis	355,435	2,524	389,496	2,801
Treasury futures	27	1	-	-
Agency forwards	5,749	43	91,178	(264)
Total	$1,712,970	$(15,352)	$1,396,352	$(20,443)

As of September 30, 2006, Farmer Mac had approximately $1.0 million of net after-tax unrealized losses included in accumulated other comprehensive income related to the SFAS 133 transition adjustment. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $0.4 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings.

As of September 30, 2006, Farmer Mac had outstanding basis swaps with a related party with a notional mount of $193.0 million and a fair value of $3.2 million.  Those swaps hedge the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the Discount Notes Farmer Mac issues to fund the loan purchases. Under the terms of those basis swaps which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR. See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on November 9, 2006 for additional information on these related party transactions.  As of December 31, 2005, these swaps had an outstanding notional amount of $225.6 million and a fair value of $3.7 million.

(d)	Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2006 and 2005:

	September 30, 2006			September 30, 2005
	Basic EPS	Dilutive stock options (1)	Diluted EPS	Basic EPS	Dilutive Stock options	Diluted EPS
	(in thousands, except per share amounts)
Three Months Ended:
Net income available to common stockholders	$(6,258)		$(6,258)	$19,348		$19,348
Weighted-average shares	10,704	-	10,704	11,205	200	11,405
Earnings/(loss) per common share	$(0.58)		$(0.58)	$1.73		$1.70

Nine Months Ended:
Net income available to common stockholders	$22,211		$22,211	$35,170		$35,170
Weighted average shares	10,963	272	11,235	11,434	104	11,538
Earnings per common share	$2.03		$1.98	$3.08		$3.05

(1)	For the three months ended September 30, 2006, approximately 242,000 stock options were not included in the loss per share computation because they would have been anti-dilutive.

On November 11, 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C non-voting common stock. During the three months and nine months ended September 30, 2006, Farmer Mac repurchased 384,900 shares and 706,350 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $26.98 and $26.85 per share, respectively, pursuant to the Corporation’s stock repurchase program. These repurchases reduced the Corporation’s capital by approximately $10.4 million and $19.0 million, respectively.

(e) Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock. Under the plan, stock option awards vest annually in thirds, with the first third vesting one year after the date of grant. If not exercised, any options granted under the 1997 plan expire ten years from the date of grant, except options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the plan, 483,257 remain available for future issuance. For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.

Effective January 1, 2006, Farmer Mac adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) using the modified prospective method of transition, which requires (1) the recordation of compensation expense for the non-vested portion of previously issued awards that remain outstanding as of the initial date of adoption and (2) the recordation of compensation expense for any awards issued or modified after December 31, 2005. Accordingly, prior period amounts have not been retrospectively adjusted for this change. The adoption resulted in the recognition of $0.4 million and $1.3 million of compensation expense during the three-month and nine-month periods ended September 30, 2006, respectively, related to the non-vested portion of previously issued stock option awards that were outstanding as of the initial date of adoption. Additionally, Farmer Mac recognized $0.3 million and $0.4 million of compensation expense related to stock options awarded during 2006, for the three-month and nine-month periods ended September 30, 2006, respectively. The effect of the recognition of compensation expense resulting from stock options on diluted EPS for the three-month and nine-month periods ended September 30, 2006 was a reduction of $0.04 and $0.10, respectively, per diluted share. Prior to the adoption of SFAS 123(R), Farmer Mac accounted for its stock-based employee compensation plans under the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”). Accordingly, no compensation expense was recognized in 2005 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Net income available to common stockholders, as reported	$19,348	$35,170
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(228)	(2,066)
Pro forma net income available to common stockholders	$19,120	$33,104

Earnings per common share:
Basic - as reported	$1.73	$3.08
Basic - pro forma	$1.71	$2.90

Diluted - as reported	$1.70	$3.05
Diluted - pro forma	$1.68	$2.87

As of September 30, 2006, there was $2.4 million of total unrecognized compensation cost related to stock options outstanding and unvested as of December 31, 2005. Of that cost, $0.4 million and $1.4 million is expected to be recognized in the remainder of 2006 and 2007, respectively.

The following table summarizes stock option activity for the three and nine months ended September 30, 2006 and 2005:

	September 30, 2006		September 30, 2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Three Months Ended:
Outstanding, beginning of period	2,299,934	$23.22	2,141,300	$22.30
Granted	15,000	26.59	46,000	24.34
Exercised	(109,463)	17.46	(7,966)	19.85
Canceled	(7,334)	28.73	(2,668)	21.91
Outstanding, end of period	2,198,137	23.52	2,176,666	22.36

Options exercisable at end of period	1,424,001		1,473,156

Nine Months Ended:
Outstanding, beginning of period	2,153,008	$22.40	1,812,222	$22.67
Granted	373,928	26.36	478,561	20.95
Exercised	(246,374)	16.31	(47,769)	15.07
Canceled	(82,425)	28.81	(66,348)	26.16
Outstanding, end of period	2,198,137	23.52	2,176,666	22.36

Options exercisable at end of period	1,424,001		1,473,156

Stock option cancellations during the nine months ended September 30, 2006 and September 30, 2005 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date. For the three-month and the nine-month periods ended September 30, 2006, the additional paid-in capital received from stock option exercises was $1.8 million and $3.8 million, respectively, compared to $0.2 million and $0.7 million for the comparable periods in the prior year. For the three-month and the nine-month periods ended September 30, 2006, the reduction of income taxes to be paid as a result of the deduction for stock option exercises was $0.4 million and $1.1 million, respectively, compared to $14,000 and $0.1 million for the comparable periods in the prior year.

The following table summarizes information regarding options outstanding as of September 30, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Number of Shares

$10.00 - $19.99	329,069	6.5 years	254,725
20.00 - 24.99	1,062,801	5.7 years	736,937
25.00 - 29.99	615,349	7.1 years	241,421
30.00 - 34.99	190,418	4.7 years	190,418
35.00 - 39.99	-	-	-
40.00 - 44.99	-	-	-
45.00 - 50.00	500	5.5 years	500
	2,198,137		1,424,001

The weighted-average grant date fair values of options granted in 2006, 2005 and 2004 were $10.03, $6.69 and $7.34 per share, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2006	2005	2004
Risk-free interest rate	5.0%	3.9%	4.3%
Expected years until exercise	6 years	7 years	5 years
Expected stock volatility	36.9%	46.3%	47.8%
Dividend yield	1.6%	1.9%	0.0%

(f) Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g) New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Farmer Mac’s adoption of SFAS 154 effective January 1, 2006 did not have a material effect on Farmer Mac’s results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Quantifying Financial Misstatements, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is not expected to have a material effect on Farmer Mac’s results of operations and financial position.

Note 2.	Farmer Mac Guaranteed Securities

The following table sets forth information about Farmer Mac Guaranteed Securities retained by Farmer Mac as of September 30, 2006 and December 31, 2005.

	Septemer 30, 2006			December 31, 2005
	Available- for-Sale	Held-to- Maturity	Total	Available- for-Sale	Held-to- Maturity	Total
	(in thousands)
Farmer Mac I	$408,666	$36,233	$444,899	$492,158	$41,573	$533,731
Farmer Mac II	-	870,902	870,902	-	797,245	797,245
Total	$408,666	$907,135	$1,315,801	$492,158	$838,818	$1,330,976

Amortized cost	$401,128	$907,135	$1,308,263	$477,561	$838,818	$1,316,379
Unrealized gains	10,792	217	11,009	18,395	448	18,843
Unrealized losses	(3,254)	(7,752)	(11,006)	(3,798)	(8,339)	(12,137)
Fair value	$408,666	$899,600	$1,308,266	$492,158	$830,927	$1,323,085

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2006 and December 31, 2005, as applicable. Farmer Mac has the intent and ability to hold its guaranteed securities until either the market value recovers or the securities mature.

The table below presents a sensitivity analysis for Farmer Mac’s retained Farmer Mac Guaranteed Securities as of September 30, 2006.

September 30, 2006
(dollars in thousands)
Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,308,266

Weighted-average remaining life (in years)	4.5

Weighted-average prepayment speed (annual rate)	11.7%
Effect on fair value of a 10% adverse change	$(341)
Effect on fair value of a 20% adverse change	$(627)

Weighted-average discount rate	5.8%
Effect on fair value of a 10% adverse change	$(17,218)
Effect on fair value of a 20% adverse change	$(34,810)

These sensitivities are hypothetical. Changes in fair value based on 10 percent or 20 percent variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In fact, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might amplify or counteract the sensitivities.

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	September 30, 2006	December 31, 2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$763,084	$784,422
Guaranteed Securities	436,721	518,250
Farmer Mac II:
Guaranteed Securities	866,663	796,224
Total on-balance sheet	$2,066,468	$2,098,896

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,884,223	$2,329,798
Guaranteed Securities	3,073,307	804,785
Farmer Mac II:
Guaranteed Securities	34,171	39,508
Total off-balance sheet	$4,991,701	$3,174,091

Total	$7,058,169	$5,272,987

Farmer Mac purchases defaulted loans from Farmer Mac I Guaranteed Securities and LTSPCs pursuant to its obligations under its respective contractual commitments. Farmer Mac records purchases of defaulted loans at their fair values. Fair values are determined by appraisal or management’s estimate of discounted collateral value, and represents the cash flows expected to be collected. Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses. Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis. Any decreases in expected cash flows are recognized as impairment. The following table presents information related to Farmer Mac’s purchases of defaulted loans as of  September 30, 2006 and December 31, 2005 and for the three months and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Fair value at acquisition date	$1,128	$7,218	$5,693	$11,022
Contractually required payments receivable	1,164	7,495	5,799	11,420
Impairment recognized subseqent to acquisition	-	40	-	40

	September 30, 2006	December 31, 2005
	(in thousands)
Outstanding balance	$45,343	$51,043
Carrying amount	41,539	47,544

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below. Information is not presented for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of September 30, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	90-Day Delinquencies (1)		Net Credit Losses/(Recoveries)
	As of September 30,	As of December 31,	For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$23,616	$23,308	$536	$(595)
Guaranteed Securities	-	-	-	-
Total on-balance sheet	$23,616	$23,308	$536	$(595)

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$4,821	$2,153	$-	$-
Guaranteed Securities	-	-	-	-
Total off-balance sheet	$4,821	$2,153	$-	$-

Total	$28,437	$25,461	$536	$(595)

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the trusts are sold to third party investors. The following table summarizes certain cash flows received from and paid to these trusts:

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Proceeds from new securitizations	$3,168	$24,073
Guarantee fees received	1,313	1,329
Purchases of assets from the trusts	506	2,508
Servicing advances	64	6
Repayment of servicing advances	69	21

The following table presents the outstanding balance of off-balance sheet Farmer Mac Guaranteed Securities, which represents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make with respect to those securities as of September 30, 2006 and December 31, 2005, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	September 30, 2006	December 31, 2005
	(in thousands)

Farmer Mac I Guaranteed Securities	$3,073,307	$804,785
Farmer Mac II Guaranteed Securities	34,171	39,508

Total Farmer Mac I and II	$3,107,478	$844,293

As of September 30, 2006, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 14.6 years. For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $13.7 million as of September 30, 2006 and $5.2 million as of December 31, 2005.

Long-Term Standby Purchase Commitments (LTSPCs)

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from a segregated pool of loans, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.

As of September 30, 2006 and December 31, 2005, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.9 billion and $2.3 billion, respectively.

As of September 30, 2006, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.3 years. For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $17.4 million as of September 30, 2006 and $12.4 million as of December 31, 2005.

Note 4.	Comprehensive Income

Comprehensive income/(loss) represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income available to common stockholders and unrealized gains and losses on securities available-for-sale net of related taxes. The following table sets forth Farmer Mac’s comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)

Net income/(loss) available to common stockholders	$(6,258)	$19,348	$22,211	$35,170

Unrealized gains/(losses) on securities	12,128	(24,582)	(12,058)	(26,238)
Amortization of FAS 133 transition adjustment on financial derivatives	202	260	660	840
Other compehensive income/(loss), before tax	12,329	(24,322)	(11,398)	(25,398)

Income tax expense/(benefit) related to items of other comprehensive income	4,315	(8,513)	(3,989)	(8,889)
Other comprehensive income/(loss), net of tax	8,014	(15,809)	(7,409)	(16,509)
Comprehensive income available to common stockholders	$1,756	$3,539	$14,802	$18,661

Note 5.	Investments

As of the dates indicated below, Farmer Mac’s investment portfolio was comprised of the following investment securities:

	September 30, 2006	December 31, 2005
	(in thousands)
Held-to-maturity	$10,602	$10,602
Available-for-sale	1,880,135	1,604,419
Trading	5,523	6,920
	$1,896,260	$1,621,941

The amortized cost and estimated fair values of investments as of September 30, 2006 and December 31, 2005 were as follows:

	As of September 30, 2006				As of December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
Cash investment in fixed rate guaranteed investment contract	$10,602	$-	$(6)	$10,596	$10,602	$18	$-	$10,620
Total held-to-maturity	$10,602	$-	$(6)	$10,596	$10,602	$18	$-	$10,620

Available-for-sale:
Floating rate asset-backed securities	$272,148	$825	$-	$272,973	$336,647	$941	$-	$337,588
Floating rate corporate debt securities	386,818	429	(4)	387,243	230,787	515	(10)	231,292
Fixed rate corporate debt securities	604,530	29	(3,833)	600,726	520,381	-	(1,950)	518,431
Fixed rate preferred stock	237,338	9,164	(711)	245,791	239,033	11,687	(304)	250,416
Fixed rate commercial paper	209,876	-	-	209,876	90,848	-	-	90,848
Floating rate mortgage-backed securities	153,281	571	(9)	153,843	175,441	481	(78)	175,844
Fixed rate mortgage-backed securities	9,859	-	(176)	9,683	-	-	-	-
Total available-for-sale	$1,873,850	$11,018	$(4,733)	$1,880,135	$1,593,137	$13,624	$(2,342)	$1,604,419

Trading:
Adjustable rate mortgage-backed securities	$5,461	$62	$-	$5,523	$6,867	$53	$-	$6,920
Total trading	$5,461	$62	$-	$5,523	$6,867	$53	$-	$6,920

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2006 and December 31, 2005, as applicable.

Farmer Mac has the intent and ability to hold its investment securities until either the market value recovers or the securities mature.

As of September 30, 2006, Farmer Mac owned one held-to-maturity investment that matures in 2006 with an amortized cost of $10.6 million, a fair value of $10.6 million, and a yield of 6.5 percent. As of September 30, 2006, Farmer Mac owned trading investment securities that mature after 10 years with an amortized cost of $5.5 million, a fair value of $5.5 million, and a weighted average yield of 5.38 percent. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2006 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of September 30, 2006
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$329,413	$329,288	2.12%
Due after one year
through five years	1,017,627	1,017,785	5.43%
Due after five years
through ten years	30,859	30,946	5.70%
Due after ten years	495,951	502,116	6.05%
Total	$1,873,850	$1,880,135	5.02%

Note 6.	Restatement of Condensed Consolidated Financial Statements

In the preparation of its September 30, 2006 condensed consolidated financial statements, the Corporation determined that it needed to restate prior financial results to correct its accounting for financial derivatives. The Corporation determined that it had inappropriately recorded changes in the fair value of cash flow hedges in other comprehensive income, net of income taxes, and recorded changes in the fair value of fair value hedges as basis adjustments on the hedged item rather than account for the financial derivatives as undesignated financial derivatives with all changes in the fair value of the financial derivatives recognized in the consolidated statements of operations.

The Corporation, in light of SEC staff comments, has recently concluded a reassessment of its documentation and accounting treatment of financial derivative transactions in accordance with SFAS 133, and related interpretations. Based on the reassessment, while the transactions engaged in by the Corporation were highly effective economic hedges of interest rate risk, the Corporation has determined that it was not appropriately applying hedge accounting in accordance with SFAS 133.

As a result, the Corporation’s financial results prior to June 30, 2006 have been restated from the amounts originally reported to correct the accounting for financial derivatives. The corrections related to the Corporation’s accounting for fair value hedges and cash flow hedges as described in more detail below.

The Corporation reduced its stockholders’ equity by $0.9 million as of January 1, 2003 as the cumulative effect of the correction of its accounting for financial derivatives for all periods preceding January 1, 2003, and restated its consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and its consolidated balance sheet as of December 31, 2005 and 2004. The restatement resulted in an increase to previously reported net income available to common stockholders of $11.7 million ($1.03 per diluted common share) and $14.4 million ($1.25 per diluted common share) for the three and nine months ended September 30, 2005, respectively. There was no effect on net cash flows or the amount of dividends declared for any periods presented.

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

The following tables set forth the previously reported and restated amounts of selected items within the condensed consolidated balance sheet as of December 31, 2005 and within the consolidated statements of operations and consolidated statements of cash flows for the three and nine months ended September 30, 2005.

	December 31, 2005
Selected Balance Sheet Data:	As Previously Reported	As Restated
	(in thousands)
Assets:
Deferred tax asset, net	$2,397	$3,223
Total Assets	4,340,619	4,341,445
Liabilities and Stockholders' Equity:
Notes payable: Due after one year	1,403,598	1,406,527
Total notes payable	3,991,302	3,994,231
Total Liabilities	4,092,487	4,095,416
Accumulated other comprehensive income	3,339	15,247
Retained earnings	115,644	101,633
Total Stockholders' Equity	248,132	246,029
Total Liabilities and Stockholders' Equity	4,340,619	4,341,445

	For the three months ended, September 30, 2005		For the nine months ended, September 30, 2005
Selected Statements of Operations Data:	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share data)
Interest income
Farmer Mac Guaranteed Securities	$17,203	$17,680	$52,057	$54,679
Total interest income	49,059	49,536	134,856	137,478
Total interest expense	41,186	38,028	111,054	99,147
Net interest income	7,873	11,508	23,802	38,331
Net interest income after recovery/(provision) for loan losses	5,408	9,043	22,124	36,653

Non-interest income/(loss)
(Loss)/gains on financial derivatives and trading assets	(2,379)	12,009	(392)	7,254
Non-interest income	3,505	17,893	16,080	23,726

Income before income taxes	11,663	29,686	32,018	54,193

Income tax expense	3,470	9,778	9,582	17,343
Net income	8,193	19,908	22,436	36,850
Net income available to common stockholders	7,633	19,348	20,756	35,170

Earnings per common share:
Basic earnings /(loss) per common share	$0.68	$1.73	$1.82	$3.08
Diluted earnings /(loss) per common share	$0.67	$1.70	$1.80	$3.05

	For the nine months ended, September 30, 2005
Selected Statements of Cash Flows Data:	As Previously Reported	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$22,436	$36,850
Adjustments to reconcile net income to net cash used in operating activities:
Net change in fair value of trading securities and financial derivatives	999	(20,428)
Amortization of SFAS 133 transition adjustment on financial derivatives	1,346	545
Deferred income taxes	-	(9,293)
Decrease in other assets	1,914	19,179
Net cash used in operating activities	(1,449)	(1,291)

Cash flows from financing activities:
Settlement of financial derivatives	158	-
Net cash provided by financing activities	382,100	381,942

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations set forth in this Item 2 reflects changes in financial reporting resulting from the Corporation’s corrections in accounting for financial derivative transactions under SFAS 133 that were contained in the Corporation’s restated audited condensed consolidated financial statements and other financial information as of December 31, 2005 and for the three and nine months ended September 30, 2005 as discussed below and in Note 6 of the restated unaudited condensed consolidated financial statements. Financial information is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

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

Management’s expectations for Farmer Mac’s future involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part II, Item 1A in this report and in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on November 9, 2006 and uncertainties regarding:

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

Restatement of Condensed Consolidated Financial Statements

On November 9, 2006, the Corporation filed amendments to: (1)  its Form 10-K for the year ended December 31, 2005 to restate the Corporation’s consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, and other financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly unaudited data for 2005 and 2004; (2) its Form 10-Q for the quarter ended March 31, 2006 to restate the quarterly unaudited interim consolidated financial statements and other financial information contained in that report; and (3) its Form 10-Q for the quarter ended June 30, 2006 to restate the quarterly unaudited interim consolidated financial statements and other financial information contained in that report. These restatements and resulting revisions related to the accounting treatment for financial derivatives transactions under SFAS 133. In this regard, and as the Corporation previously reported on Form 8-K on October 6, 2006, investors should not rely on the Corporation’s previously issued consolidated financial statements and other financial information for the years and each of the quarters in the years 2005, 2004, 2003, 2002 and 2001 and the first and second quarters of 2006.

The Corporation, in light of SEC staff comments, has recently concluded a reassessment of its documentation and accounting treatment of financial derivative transactions in accordance with SFAS 133, interpretations of which have evolved. Based on the reassessment, while the transactions engaged in by the Corporation were highly effective economic hedges of interest rate risk, the Corporation has determined that it was not appropriately applying hedge accounting in accordance with SFAS 133.

As a result, the condensed consolidated financial statements included in Item 1 have been restated from the amounts previously reported to correct the accounting for financial derivatives. The corrections related to the Corporation’s accounting for fair value hedges and cash flow hedges as described in more detail below.

The Corporation reduced its stockholders’ equity by $0.9 million as of January 1, 2003 as the cumulative effect of the correction of its accounting for financial derivatives for all periods preceding January 1, 2003, and restated its consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and its consolidated balance sheet as of December 31, 2005 and 2004. The restatement resulted in an increase to previously reported net income available to common stockholders of $5.8 million ($0.51 per diluted common share) and $15.8 million ($1.39 per diluted common share) for the three and six months ended June 30, 2006, and an increase of $11.7 million ($1.03 per diluted common share) and $14.4 million ($1.25 per diluted common share) for the three and nine months ended September 30, 2005, respectively. There was no effect on net cash flows, core earnings, or the amount of dividends declared for any periods presented.

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

Results of Operations

Overview. Net (loss)/income available to common stockholders for third quarter 2006 was $(6.3) million or $(0.58) per diluted common share, compared to $19.3 million or $1.70 per diluted common share for third quarter 2005. Net income available to common stockholders for the nine months ended September 30, 2006 was $22.2 million or $1.98 per diluted common share, compared to $35.2 million or $3.05 per diluted common share for the nine months ended September 30, 2005. These decreases were due principally to the effects of losses on financial derivatives used to manage interest rate risk. Although Farmer Mac’s financial derivatives provided highly effective economic hedges of that risk, accounting under SFAS 133 caused the losses on the financial derivatives to be reflected in net income for the quarter while the offsetting economic benefits of the hedged items were not. Similarly, the gains on financial derivatives for the previous two quarters were reflected in net income, while the offsetting economic losses on the hedged items were not. As a result of Farmer Mac’s classification of its financial derivatives as undesignated hedges under SFAS 133, factors unrelated to the performance of the Corporation’s business, such as changes in interest rates, may cause the Corporation’s earnings under accounting principles generally accepted in the United States of America (“GAAP”) to be more volatile than - and even counter-directional to - the underlying economics of its business operations.

During third quarter 2006, Farmer Mac recorded losses of $20.3 million on financial derivatives. Farmer Mac recorded gains on financial derivatives in first and second quarters 2006 of $11.7 million and $9.9 million, bringing the total gain on financial derivatives for the nine months ending September 30, 2006 to $1.3 million.  By comparison, Farmer Mac recorded gains of $12.0 million and $7.3 million on financial derivatives for third quarter 2005 and the nine months ended September 30, 2005, respectively. Notwithstanding the increased volatility of its GAAP results, the Corporation intends to continue to use financial derivatives to manage interest rate risk to optimize its economic performance. Consistent with the latter, the Board and management of Farmer Mac focus on the long-term growth of its business and its overall return to stockholders, rather than the short-term volatility of GAAP net income.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the recent upward trends in agricultural land values, and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate allowance for losses as of September 30, 2006 was $5.1 million. This resulted in the release of $1.2 million from the allowance for losses in third quarter 2006. As of September 30, 2006, the allowance for losses was $5.1 million and 11 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio, compared to $8.7 million and 20 basis points as of December 31, 2005.

As of September 30, 2006, Farmer Mac’s 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or long-term standby purchase commitments (“LTSPCs”) after changes to Farmer Mac’s statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $28.4 million, representing 0.62 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, down from $40.6 million (0.95 percent) as of September 30, 2005.

During third quarter 2006, Farmer Mac:

•	added $177.9 million of Farmer Mac I loans under LTSPCs;
•	guaranteed $1.0 billion of AgVantage securities;
•	purchased $18.3 million of newly originated and current seasoned Farmer Mac I loans;
•	purchased $74.2 million of Farmer Mac II USDA-guaranteed portions of loans; and
•	converted $341.2 million of pre-existing LTSPCs into Farmer Mac I Guaranteed Securities.

As of September 30, 2006, Farmer Mac’s outstanding program volume was $7.1 billion, which represented approximately 14.8 percent of management’s estimate of a $48.0 billion market of eligible agricultural mortgage loans.

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

Net Interest Income. Net interest income was $9.1 million for third quarter 2006, compared to $11.5 million for third quarter 2005. Net interest income was $29.9 million for the nine months ended September 30, 2006, compared to $38.3 million for the nine months ended September 30, 2005. The net interest yield was 89 basis points for the nine months ended September 30, 2006, compared to 135 basis points for the nine months ended September 30, 2005. Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date. The effect of SFAS 140 was the classification of approximately $2.6 million (7 basis points) of guarantee fee income as interest income for the nine months ended September 30, 2006, compared to $2.8 million (10 basis points) for the nine months ended September 30, 2005.

As discussed in Note 6 to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets. For the nine months ended September 30, 2006 and 2005, this classification resulted in decrease of the net interest yield of 9 basis points and 48 basis points, respectively.

The net interest yields for the nine months ended September 30, 2006 and 2005 included the benefits of yield maintenance payments of 9 basis points and 12 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results. For the nine months ended September 30, 2006 and 2005, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $1.9 million or $0.17 per diluted share and $2.2 million or $0.19 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2006 and 2005. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, although no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will decrease or increase accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments. The average rate earned on cash and cash equivalents reflects the increase in short-term market rates during the first nine months of 2006. The increase in the average rate for investments reflects the general increase in short-term rates and the short-term or floating rate nature of most investments acquired or reset during the first nine months of 2006. The higher average rate on loans and Farmer Mac Guaranteed Securities during the first nine months of 2006 reflects the increase in market rates during the first part of 2006, which affected the rates on loans acquired or reset during that period and outstanding during the first nine months of 2006. The higher average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at higher market rates during the first nine months of 2006.

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$691,632	$25,667	4.95%	$475,649	$10,607	2.97%
Investments	1,709,212	66,481	5.19%	1,180,011	36,634	4.14%
Loans and Farmer Mac Guaranteed Securities	2,057,086	91,014	5.90%	2,121,657	90,237	5.67%
Total interest-earning assets	4,457,930	183,162	5.48%	3,777,317	137,478	4.85%

Funding:
Notes payable due within one year	2,565,391	92,287	4.80%	1,875,762	41,628	2.96%
Notes payable due after one year	1,679,403	61,023	4.84%	1,701,524	57,519	4.51%
Total interest-bearing liabilities	4,244,794	153,310	4.82%	3,577,286	99,147	3.70%
Net non-interest-bearing funding	213,136			200,031
Total funding	$4,457,930	153,310	4.59%	$3,777,317	99,147	3.50%
Net interest income/yield		$29,852	0.89%		$38,331	1.35%

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

	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$8,945	$6,115	$15,060
Investments	10,761	19,086	29,847
Loans and Farmer Mac Guaranteed Securities	3,571	(2,794)	777
Total	23,277	22,407	45,684
Expense from interest-bearing liabilities	33,526	20,637	54,163
Change in net interest income	$(10,249)	$1,770	$(8,479)

Guarantee and Commitment Fees. Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $5.5 million for third quarter 2006 and $15.9 million for the nine months ended September 30, 2006, compared to $4.8 million and $14.7 million, respectively, for the same periods in 2005. The effect of SFAS 140 was the classification as interest income of guarantee fees of $0.9 million for third quarter 2006 and $2.6 million for the nine months ended September 30, 2006, compared to $0.9 million and $2.8 million, respectively, for the same periods in 2005, although management considers the amounts to have been earned in consideration for the assumption of credit risk. That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk. When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

Expenses. General and administrative expenses were $2.4 million for third quarter 2006 and $7.7 million for the nine months ended September 30, 2006, compared to $2.6 million and $6.8 million, respectively, for the same periods in 2005. Compensation and employee benefits were $3.2 million for third quarter 2006 and $8.8 million for the nine months ended September 30, 2006, compared to $2.2 million and $5.9 million, respectively, for the same periods in 2005. For third quarter 2006 and the nine months ended September 30, 2006, compensation costs were higher primarily due to expense related to stock options of $0.7 million and $1.7 million, respectively. The comparable periods in the prior year did not include expense related to stock options. For more information on stock option expense and the adoption of SFAS 123(R) on January 1, 2006, see Note 1(e).

Regulatory fee expense for each of the nine-month periods ended September 30, 2006 and 2005 were $1.8 million and $1.7 million, respectively. The Farm Credit Administration (“FCA”) has advised the Corporation that its estimated fees for the federal fiscal year ended September 30, 2006 will be $2.4 million. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past. Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at approximately the same levels through 2006.

During third quarter 2006, Farmer Mac released $1.2 million from the allowance for losses, compared to a release of $5.6 million for third quarter 2005. During the nine months ended September 30, 2006, Farmer Mac released $2.9 million from the allowance for losses, compared to a release of $6.6 million for the nine months ended September 30, 2005. Included in the releases from the allowance for losses for third quarter 2005 and the nine months ended September 30, 2005, was a $4.8 million decrease in the allowance for losses as a result of a change in accounting estimate. See “—Quantitative and Qualitative Disclosures About Market Risk Management—Credit Risk” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses. As of September 30, 2006, Farmer Mac’s total allowance for losses was $5.1 million, or 11 basis points of outstanding loans held or loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $8.7 million and 20 basis points as of December 31, 2005.

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income. As discussed in Note 6 of the condensed consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives. The pre-tax net effect of gains and losses on financial derivatives and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net loss of $20.3 million for third quarter 2006 and a net gain of $1.3 million for the nine months ended September 30, 2006, compared to gains of $12.0 million and $7.3 million, respectively, for the same periods in 2005.

Farmer Mac records financial derivatives at fair value on its balance sheet with the related changes in fair value recognized in the consolidated statement of operations. Although the Corporation’s use of financial derivatives achieves its economic and risk management objectives, its classification of financial derivatives as undesignated hedges under SFAS 133 allows factors unrelated to the economic performance of the Corporation’s business, such as changes in interest rates, to increase the volatility - even the direction - of the Corporation’s GAAP earnings.

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

Business Volume. New business volume for third quarter 2006 was $1.3 billion, up from $657.9 million in second quarter 2006. In July 2006, Farmer Mac guaranteed $1.0 billion of AgVantage securities supported by a five-year mortgage-backed obligation of Metropolitan Life Insurance Company (“MetLife”) backed by agricultural real estate mortgage loans. This transaction was in addition to the similar first quarter transaction in which Farmer Mac guaranteed $500.0 million of AgVantage securities supported by a MetLife agricultural mortgage-backed obligation. Additionally, during third quarter 2006 Farmer Mac added $177.9 million of Farmer Mac I loans under LTSPCs and purchased $74.2 million of Farmer Mac II USDA-guaranteed portions of loans.

All of the above-referenced transactions were products of Farmer Mac’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs. While Farmer Mac’s new business volume has improved as a result of those efforts, its future business with agricultural mortgage lenders may still be constrained by:

•	high levels of available capital and liquidity of agricultural lenders;
•	alternative sources of funding and credit enhancement for agricultural lenders; and
•	increased competition in the secondary market for agricultural mortgage loans.

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

Looking ahead, Farmer Mac is developing innovative ways to serve the financing needs of rural America, and remains confident of opportunities for increased business volume and income growth as a result of the Corporation’s product development and customer service efforts. Farmer Mac’s marketing initiatives are generating business opportunities for 2006 and, it believes, beyond. Current initiatives include:

•
an ongoing alliance with the American Bankers Association (“ABA”), under which Farmer Mac agreed to facilitate access and improve pricing to ABA member institutions and the ABA agreed to promote member participation in the Farmer Mac I program;

•	expanded use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage portfolios; and
•	agribusiness and rural development loans associated with agriculture, in fulfillment of Farmer Mac’s Congressional mission.

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

The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$18,253	$39,821	$74,627	$78,743
LTSPCs	177,885	91,783	821,635	221,484
AgVantage	1,000,000	-	1,500,000	-
Farmer Mac II Guaranteed Securities	74,217	52,181	180,548	140,938
Total purchases, guarantees and commitments	$1,270,355	$183,785	$2,576,810	$441,165

Farmer Mac I Guaranteed
Securities issuances:
Sold	$135	$2,061	$3,168	$24,073
Retained	-	-	-	-
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	341,164	-	891,278	-
Total	$341,299	$2,061	$894,446	$24,073

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$18,253	$39,821	$74,627	$78,743

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	-	913	506	2,508

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	854	6,103	1,667	7,277

Defaulted loans purchased underlying LTSPCs	274	202	3,520	1,237

Total loan purchases	$19,381	$47,039	$80,320	$89,765

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2006 and during third quarter 2005 was less than one month. Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2006 and third quarter 2005, 66 percent and 50 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.2 years and 14.6 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2006 and third quarter 2005 was 10.4 years and 5.7 years, respectively.

As of September 30, 2006, Farmer Mac had 163 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies. The increase in the number of approved Farmer Mac I loan sellers from 116 as of September 30, 2005 is principally a result of two factors: (1) an increase in the number of new Farmer Mac Sellers precipitated largely by the new American Bankers Association/Farmer Mac Alliance; and (2) a new, customized seller recertification process that is conducted quarterly instead of annually. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of September 30, 2006, approximately 100 lenders were participating in those networks. Sellers in the Farmer Mac II program consist mostly of community and regional banks. As of September 30, 2006, more than 300 lenders were participating, directly or indirectly, in one or both of the Farmer Mac I or Farmer Mac II programs.

USDA’s most recent publications (as available on USDA’s website as of October 22, 2006) forecast:

•	2006 net cash farm income to be $63.2 billion, following record years of $81.2 billion in 2005 and $81.5 billion in 2004;
•	2006 net farm income to be $54.4 billion, which is a decrease of $19.4 billion from the 2005 figure of $73.8 billion and slightly below the 10-year average net farm income of $55.7 billion;
•	total direct U.S. government payments to be $18.2 billion in 2006, down 25 percent from $24.3 billion in 2005;
•	countercyclical payments are forecast to increase from $4.1 billion in 2005 to $4.2 billion in 2006 with primarily sorghum, cotton, and peanut producers expected to receive payments;
•	marketing loan benefits including loan deficiency payments, marketing loan gains, and certificate exchange gains are projected to decrease from $7.0 billion in 2005 to $2.9 billion in 2006;
•
the value of U.S. farm real estate to increase 7.7 percent in 2006 to $1.64 trillion, as compared to the 2005 increase of 16 percent, and the general economy to support further growth in farmland values; and

•	the amount of farm real estate debt to increase by 4.0 percent in 2006 to $119.1 billion, compared to $114.3 billion in 2005.

The USDA forecasts referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac’s financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate solid borrower cash flows and generally increased values in U.S. farm real estate.

Balance Sheet Review

During the nine months ended September 30, 2006, there were $49.2 million of net principal paydowns in program assets (Farmer Mac Guaranteed Securities and loans) offset by a $620.1 million increase in the portfolio of investment securities and cash and cash equivalents. Consistent with the net increase in assets during the period, total liabilities increased $552.4 million from December 31, 2005 to September 30, 2006. For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the nine months ended September 30, 2006, accumulated other comprehensive income decreased $7.4 million, which is primarily the net effect of a $7.8 million decrease in after-tax unrealized gains on securities available for sale. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. As of September 30, 2006, Farmer Mac’s core capital totaled $237.0 million, compared to $244.8 million as of December 31, 2005. As of September 30, 2006, core capital exceeded Farmer Mac’s statutory minimum capital requirement of $171.7 million by $65.3 million.

Farmer Mac was in compliance with its risk-based capital standards as of September 30, 2006. As of September 30, 2006, the risk-based capital stress test generated a regulatory capital requirement of $46.3 million, up from the $29.5 million requirement as of December 31, 2005. The increase in the risk-based capital requirement from December 31, 2005 to September 30, 2006 was attributable to an increase in Farmer Mac’s outstanding business volume and changes in the interest rate environment during that period. As of September 30, 2006, Farmer Mac’s regulatory capital of $242.1 million exceeded the risk-based capital requirement by approximately $195.8 million. On November 17, 2005, FCA published in the Federal Register a proposed rule that would revise the risk-based capital regulation. For further discussion of that proposed rule, see “Regulatory Matters.”

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of September 30, 2006, 54 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 79 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I fixed rate loans purchased in third quarter 2006, 4 percent had yield maintenance or another form of prepayment protection. As of September 30, 2006, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 17 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in third quarter 2006, 5 percent contained other forms of prepayment penalties.

As of September 30, 2006, Farmer Mac had $804.6 million of cash and cash equivalents and $1.9 billion of investment securities. Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding. Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities. As of September 30, 2006, Farmer Mac’s investment securities consisted of $816.0 million of floating rate securities that have rates that adjust within one year. These floating rate investments are funded using:

•	a series of discount note issuances in which each successive discount note is issued and matures on or about the corresponding interest rate reset date of the related investment;
•	floating-rate notes having similar rate reset provisions as the related investment; or
•	fixed-rate notes swapped to floating rates having similar reset provisions as the related investment.

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of September 30, 2006 and December 31, 2005 to an immediate and instantaneous parallel shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate Scenario	September 30, 2006	December 31, 2005
+ 300 bp	-7.7%	-6.2%
+ 200 bp	-4.4%	-3.6%
+ 100 bp	-1.7%	-1.4%
- 100 bp	0.1%	0.0%
- 200 bp	-0.7%	-0.7%
- 300 bp	-1.5%	-1.5%

During third quarter 2006, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities. As of September 30, 2006, a uniform or “parallel” increase of 100 basis points would have increased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 1.6 percent, while a parallel decrease of 100 basis points would have decreased NII by 3.5 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of September 30, 2006, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks as to the parallel shocks. As of September 30, 2006, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 0.6 months, compared to plus 0.5 months as of December 31, 2005. Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable. Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of September 30, 2006, Farmer Mac had $1.7 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $824.2 million were floating-to-fixed rate interest rate swaps, $527.6 million were fixed-to-floating interest rate swaps and $355.4 million were basis swaps.

Farmer Mac uses financial derivatives for hedging purposes, not for trading or speculative purposes. As discussed in Note 6 to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty. As of September 30, 2006, Farmer Mac had uncollateralized net exposure of $0.7 million to one counterparty.

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

Prior to September 30, 2005, Farmer Mac estimated its inherent probable losses using a systematic process that began with management’s evaluation of the results of a proprietary loan pool simulation and guarantee fee model. That model drew upon historical information from a data set of agricultural mortgage loans screened to include only those loans with credit characteristics similar to those eligible for Farmer Mac’s programs. The model offered historical loss experience on agricultural mortgage loans similar to those on which Farmer Mac had assumed credit risk, but over a longer term than Farmer Mac’s own experience. The results generated by that model were then modified, as necessary, by the application of management’s judgment. Prior to September 30, 2005, Farmer Mac did not believe that its own historical portfolio lending and loss experience was statistically sufficient to estimate the inherent probable losses in its portfolio.

As of September 30, 2005, Farmer Mac believed it had accumulated and analyzed sufficient data from its own historical portfolio lending, loss experience, and credit trends to estimate its inherent probable losses based upon its own historical experience. Farmer Mac believes that estimating its allowance for losses based on data derived from its own portfolio reflects the characteristics of credit trends within the portfolio. Farmer Mac recorded the effects of that change as a change in accounting estimate, which resulted in a $4.8 million decrease in the allowance for losses as of September 30, 2005.

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

As of September 30, 2006, Farmer Mac concluded that the credit profile of its portfolio was consistent with Farmer Mac’s historical credit profile and trends. Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of September 30, 2006, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of September 30, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2006 and 2005:

	September 30, 2006
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$ 2,734	$ -	$ 3,518	$ 6,252
Provision/(recovery) for losses	(525)	-	(643)	(1,168)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Ending balance	$2,209	$-	$2,875	$5,084

Nine Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(2,132)	155	(902)	(2,879)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365
Ending balance	$2,209	$-	$2,875	$5,084

	September 30, 2005
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$ 3,670	$ -	$ 12,394	$ 16,064
Provision/(recovery) for losses	(816)	85	(96)	(827)
Charge-offs	(20)	(85)	-	(105)
Recoveries	553	-	-	553
Change in accounting estimate	3,281	-	(8,070)	(4,789)
Ending balance	$6,668	$-	$4,228	$10,896

Nine Months Ended:
Beginning balance	$4,395	$-	$12,706	$17,101
Provision/(recovery) for losses	(1,603)	205	(408)	(1,806)
Charge-offs	(46)	(205)	-	(251)
Recoveries	641	-	-	641
Change in accounting estimate	3,281	-	(8,070)	(4,789)
Ending balance	$6,668	$-	$4,228	$10,896

During third quarter 2006, Farmer Mac released $1.2 million from the allowance for losses, compared to the release of $5.6 million in third quarter 2005. Included in the change in the allowance for losses for third quarter 2005 was a $4.8 million decrease in the allowance for losses as a result of a change in accounting estimate. During third quarter 2006, Farmer Mac did not have any charge-offs or recoveries against the allowance for losses. During third quarter 2005, Farmer Mac charged off $0.1 million in losses against the allowance for losses and had $0.5 million in recoveries for net recoveries of $0.4 million. There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities that was charged off in third quarter 2006 or third quarter 2005. As of September 30, 2006, Farmer Mac’s allowance for losses totaled $5.1 million, or 11 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $8.7 million (20 basis points) as of December 31, 2005.

As of September 30, 2006, Farmer Mac’s 90-day delinquencies totaled $28.4 million and represented 0.62 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $40.6 million (0.95 percent) as of September 30, 2005. As of September 30, 2006, Farmer Mac’s non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $44.9 million and represented 0.97 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $64.2 million (1.50 percent) as of September 30, 2005. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding Post-1996 Act Loans, Guarantees (1), LTSPCs, and REO	Non- performing Assets	Percentage	Less REO and Performing Bankruptcies	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2006	$4,621,083	$44,862	0.97%	$16,425	$28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%

(1)	Excludes loans underlying AgVantage securities.

As of September 30, 2006, approximately $1.4 billion (29.7 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.2 billion (28.4 percent) as of September 30, 2005.

As of September 30, 2006, Farmer Mac individually analyzed $21.8 million of its $60.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $39.0 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. All of the $21.8 million of assets analyzed individually were adequately collateralized. Accordingly, Farmer Mac did not record any specific allowances for under-collateralized assets as of September 30, 2006. Farmer Mac’s non-specific or general allowances were $5.1 million as of September 30, 2006.

As of September 30, 2006, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 50.2 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 57.9 percent. The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing Assets by Original LTV Ratio as of September 30, 2006
(dollars in thousands)
Original LTV Ratio	Post-1996 Act Non-performing Assets	Percentage
0.00% to 40.00%	$3,724	8%
40.01% to 50.00%	8,106	18%
50.01% to 60.00%	18,559	42%
60.01% to 70.00%	14,002	31%
70.01% to 80.00%	402	1%
80.01% +	69	0%
Total	$44,862	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets and specific allowances for losses as of September 30, 2006 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets and Specific Allowance for Losses
	Distribution of Outstanding Loans, Guarantees and LTSPCs	Outstanding Loans, Guarantees and LTSPCs (1)	Post-1996 Act Non- performing Assets (2)	Non- performing Asset Rate	Specific Allowance for Losses
	(dollars in thousands)
By year of origination:
Before 1996	12%	$541,596	$3,916	0.72%	$-
1996	5%	212,211	6,741	3.18%	-
1997	6%	265,190	4,137	1.56%	-
1998	10%	441,979	6,445	1.46%	-
1999	10%	464,052	12,069	2.60%	-
2000	6%	262,579	4,868	1.85%	-
2001	9%	405,899	4,806	1.18%	-
2002	11%	513,844	369	0.07%	-
2003	9%	485,321	904	0.19%	-
2004	7%	345,147	542	0.16%	-
2005	10%	457,526	65	0.01%	-
2006	5%	225,739	-	0.00%	-
Total	100%	$4,621,083	$44,862	0.97%	$-

By geographic region (3):
Northwest	18%	$842,762	$24,688	2.93%	$-
Southwest	47%	2,195,070	10,442	0.48%	-
Mid-North	16%	718,053	4,026	0.56%	-
Mid-South	8%	347,400	2,879	0.83%	-
Northeast	7%	311,534	1,492	0.48%	-
Southeast	4%	206,264	1,335	0.65%	-
Total	100%	$4,621,083	$44,862	0.97%	$-

By commodity/collateral type:
Crops	41%	$1,886,183	$16,415	0.87%	$-
Permanent plantings	26%	1,178,867	22,534	1.91%	-
Livestock	25%	1,140,424	4,488	0.39%	-
Part-time farm/rural housing	6%	289,753	1,425	0.49%	-
Ag storage and processing	2%	105,598	-	0.00%	-
Other	0%	20,258	-	0.00%	-
Total	100%	$4,621,083	$44,862	0.97%	$-

(1)	Excludes loans underlying AgVantage securities
(2)
Includes loans 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan), and real estate owned.

(3)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

The following table presents Farmer Mac’s cumulative credit losses and current specific allowances relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of September 30, 2006. The purpose of this table is to present information regarding losses and collateral deficiencies relative to original guarantees and commitments.

Farmer Mac I Post-1996 Act Credit Losses and Specific Allowance for Losses Relative to all Cumulative Original Loans, Guarantees and LTSPCs
	Cumulative Original Loans, Guarantees and LTSPCs (1)		Cumulative Net Credit Losses	Cumulative Loss Rate	Current Specific Allowance for Losses	Combined Credit Loss and Specific Allowance Rate
	(dollars in thousands)
By year of origination:
Before 1996	$2,747,072		$381	0.01%	$-	0.01%
1996	647,112		1,503	0.23%	-	0.23%
1997	742,874		2,513	0.34%	-	0.34%
1998	1,108,118		3,895	0.35%	-	0.35%
1999	1,119,013		1,323	0.12%	-	0.12%
2000	719,109		2,283	0.32%	-	0.32%
2001	947,964		651	0.07%	-	0.07%
2002	952,961		-	0.00%	-	0.00%
2003	752,307		-	0.00%	-	0.00%
2004	478,739		-	0.00%	-	0.00%
2005	547,588		-	0.00%	-	0.00%
2006	303,575		-	0.00%	-	0.00%

Total	$11,066,432		$12,549	0.11%	$-	0.11%

By geographic region (2):
Northwest	$2,217,870		$7,244	0.33%	$-	0.33%
Southwest	4,883,875		4,732	0.10%	-	0.10%
Mid-North	1,539,146		18	0.00%	-	0.00%
Mid-South	695,950		336	0.05%	-	0.05%
Northeast	877,044		1	0.00%	-	0.00%
Southeast	852,547		218	0.03%	-	0.03%

Total	$11,066,432		$12,549	0.11%	$-	0.11%

By commodity/collateral type:
Crops	$4,512,186		$(19)	0.00%	$-	0.00%
Permanent plantings	2,775,402		9,653	0.35%	-	0.35%
Livestock	2,679,740		2,709	0.10%	-	0.10%
Part-time farm/rural housing	785,186		206	0.03%	-	0.03%
Ag storage and processing	215,273	(3)	-	0.00%	-	0.00%
Other	98,645		-	0.00%	-	0.00%

Total	$11,066,432		$12,549	0.11%	$-	0.11%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of September 30, 2006, approximately $83.6 million of the loans were not yet disbursed by the lender

Liquidity and Capital Resources

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.6 billion was outstanding as of September 30, 2006), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

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

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs. As of September 30, 2006, Farmer Mac’s cash and cash equivalents and liquidity investment securities were $804.6 million and $1.9 billion, respectively. In addition, as of September 30, 2006, Farmer Mac held: (1) $500.0 million of mission-related non-program investment securities issued by the National Rural Utilities Cooperative Finance Corporation; and (2) $870.9 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. government. Both types of assets could be drawn upon as an additional source of liquidity. As of September 30, 2006, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 88 percent of Farmer Mac’s total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. For third quarter 2006, Farmer Mac maintained an average of greater than 90 days of liquidity.

Capital. On November 11, 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C non-voting common stock. During third quarter 2006, Farmer Mac repurchased 384,900 shares of its Class C Non-Voting Common Stock at an average price of $26.98 per share pursuant to the Corporation’s stock repurchase program. These repurchases reduced the Corporation’s capital by approximately $10.4 million. During the nine months ended September 30, 2006, Farmer Mac repurchased 706,350 shares of its Class C Non-Voting Common Stock at an average price of $26.85, which reduced the Corporation’s capital by approximately $19.0 million. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

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

In the November 17, 2005 issue of the Federal Register, FCA published for public comment a proposed rule that would revise certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac. The public comment period for that proposed rule closed May 17, 2006. Farmer Mac has provided written comments on the proposed rule to FCA. FCA’s announcement of the proposed rule stated that it “is designed to update Farmer Mac’s risk-based capital stress test to reflect the evolution of the Corporation’s loan portfolio and the practices of other leading financial institutions.” The FCA Board adopted a final rule for the Farmer Mac risk-based capital stress test on November 9, 2006. Farmer Mac has not seen the final rule and does not know what changes FCA has made to the proposed rule in developing the final rule.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. Farmer Mac believes that, under current economic conditions and the state of the Corporation’s portfolio, the proposed risk-based capital rule, if adopted in its proposed form, would increase the Corporation’s risk-based capital requirement from its current level ($46.3 million) to a higher level. Farmer Mac does not have adequate information to project with certainty what the risk-based capital requirement under the proposed rule would have been as of September 30, 2006. During the period from June 30, 2005 through September 30, 2006, Farmer Mac increased its net program business volume by $1.9 billion, including a $500.0 million AgVantage transaction in January 2006 and a $1.0 billion AgVantage transaction in July 2006. AgVantage transactions have minimal effect in the determination of the risk-based capital requirement under the existing rule, and Farmer Mac expects no change if the rule became effective as proposed. Looking ahead, if the rule became effective as proposed, the volume and product mix of Farmer Mac’s future growth could be constrained.

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock - Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock. Each dividend was paid on the last business day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid. On October 4, 2006, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on December 29, 2006 to holders of record as of December 15, 2006. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, as filed with the SEC on November 9, 2006. Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

On November 11, 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common Stock. The authority for this stock repurchase program expires in November 2007. During third quarter 2006, Farmer Mac repurchased 384,900 shares of its Class C Non-Voting Common Stock under the repurchase program at an average price of $26.98 per share.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I
	Loans and Guaranteed Securities	LTSPCs		Farmer Mac II	Total
	(in thousands)
For the quarter ended:
September 30, 2006	$1,018,253	$177,885	(1)	$74,217	$1,270,355
June 30, 2006	26,114	570,595	(2)	61,204	657,913
March 31, 2006	530,260	73,155	(3)	45,127	648,542
December 31, 2005	31,313	239,957		59,230	330,500
September 30, 2005	39,821	91,783		52,181	183,785
June 30, 2005	20,382	96,419		45,123	161,924
March 31, 2005	18,540	33,282		43,634	95,456
December 31, 2004	28,211	34,091		55,122	117,424
September 30, 2004	23,229	84,097		49,798	157,124

For the year ended:
December 31, 2005	110,056	461,441	(4)	200,168	771,665
December 31, 2004	104,404	392,559		174,074	671,037

(1)
$36.0 million of the LTSPCs during third quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of September 30, 2006, approximately $36.0 million of the loans were not yet disbursed by the lender.

(2)
$29.5 million of the LTSPCs during second quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of September 30, 2006, approximately $11.3 million of the loans were not yet disbursed by the lender.

(3)
$28.5 million of the LTSPCs during first quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of September 30, 2006, approximately $15.1 million of the loans were not yet disbursed by the lender.

(4)
$104.8 million of the LTSPCs during 2005 were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of September 30, 2006, approximately $21.2 million of the loans were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs
	Farmer Mac I
	Post-1996 Act
	Loans and Guaranteed Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Total
	(in thousands)
As of:
September 30, 2006 (1)	$4,267,309	$1,884,223	$5,802	$900,835	$7,058,169
June 30, 2006 (2)	3,014,614	2,149,677	9,922	863,778	6,037,991
March 31, 2006	2,509,306	2,243,259	11,337	842,363	5,606,265
December 31, 2005	2,094,411	2,329,798	13,046	835,732	5,272,987
September 30, 2005	2,116,680	2,183,058	14,209	810,686	5,124,633
June 30, 2005	2,199,508	2,181,896	16,333	786,671	5,184,408
March 31, 2005	2,243,357	2,209,792	17,236	777,465	5,247,850
December 31, 2004	2,367,460	2,295,103	18,639	768,542	5,449,744
September 30, 2004	2,398,854	2,381,006	18,909	742,474	5,541,243

(1)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $341.2 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during third quarter 2006 at the request of a program participant.

(2)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $550.1 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during second quarter 2006 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities
	Fixed Rate (10-yr. wtd avg. term)	5-to-10-Year ARMS & Resets	1-Month-to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2006	$863,000	$744,903	$459,604	$2,067,507
June 30, 2006	885,875	749,289	441,063	2,076,227
March 31, 2006	871,054	729,992	464,032	2,065,078
December 31, 2005	866,362	752,885	479,649	2,098,896
September 30, 2005	840,330	785,387	477,345	2,103,062
June 30, 2005	838,872	803,377	488,555	2,130,804
March 31, 2005	828,985	822,275	492,358	2,143,618
December 31, 2004	763,210	923,520	533,686	2,220,416
September 30, 2004	753,205	929,641	520,246	2,203,092

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a) Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2006. Based on management’s reassessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were not effective as of September 30, 2006 because of the material weakness in internal control over financial reporting related to the accounting for financial derivatives as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities described in Management’s Report on Internal Controls over Financial Reporting (as revised) found in Item 8 of Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed on November 9, 2006.

(b) Changes in Internal Control Over Financial Reporting. There was no change in Farmer Mac’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Farmer Mac is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the risk factors described in the "Risk Factors” section in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K/A for the year ended December 31, 2005, the following additional risk factor could materially adversely affect Farmer Mac’s business, financial condition or results of operations:

Changes in Interest Rates May Cause Volatility
in Financial Results Irrespective of Business Operations

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business, and does not use financial derivatives transactions for trading or speculative purposes. The Corporation applies fair value accounting to its financial derivatives transactions pursuant to SFAS 133; it does not apply hedge accounting to those derivatives. Changes in the fair value of financial derivatives caused by changes in interest rates are recognized immediately in earnings, notwithstanding that they offset substantially changes in the value of the hedged items. Therefore, factors unrelated to the performance of the Corporation’s business may cause the Corporation’s GAAP earnings to be more volatile than - and even counter-directional to - the underlying economics of its business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

On July 3, 2006, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 487 shares of its Class C Non-Voting Common Stock, at an issue price of $27.70 per share, to the seven directors who elected to receive such stock in lieu of their cash retainers.

On August 2, 2006, Farmer Mac granted options under its 1997 Stock Option Plan to purchase 15,000 shares of Class C Non-Voting Common Stock to an employee as incentive compensation. Those options have an exercise price of $26.59 per share.

(b)	Not applicable.

(c)
As shown in the table below, Farmer Mac repurchased 384,900 shares of its Class C Non-Voting Common Stock during third quarter 2006 at an average price of $26.98 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities
Period	Total Number of Class C Shares Purchased	Average Price Paid per Class C Share	Total Number of Class C Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Class C Shares that May Yet Be Purchased Under the Program

July 1, 2006 - July 31, 2006	196,900	$26.63	196,900	396,332
August 1, 2006 - August 31, 2006	125,400	$27.36	125,400	270,932
September 1, 2006 - September 30, 2006	62,600	$27.31	62,600	208,332
Total	384,900	$26.98	384,900

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
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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