Form 10-K/A
period 2005-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2006-12-21
CIK 845877

As filed with the Securities and Exchange Commission on
December 20, 2006
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2 to Form 10-K
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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
FISCAL YEAR 2005 FORM 10-K/A
AMENDMENT NO. 2

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment 2”) to the Annual Report on Form 10-K of the Federal Agricultural Mortgage Corporation (“Farmer Mac”) for the fiscal year ended December 31, 2005 (“2005 Form 10-K”), initially filed with the Securities and Exchange Commission on March 16, 2006 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on November 9, 2006 (“Amendment 1”), is being filed solely to add the name of Deloitte & Touche LLP, Farmer Mac’s independent registered public accounting firm, to the attestation report prepared by Deloitte & Touche LLP on management’s assessment of Farmer Mac’s internal control over financial reporting. The corrected attestation report, which is being filed under Item 9A (Controls and Procedures) in this Amendment 2, was previously filed under Item 8 (Financial Statements and Supplementary Data) of Amendment 1.

Except as described above, no other changes have been made to the 2005 Form 10-K, as amended by Amendment 1, and this Amendment 2 does not amend, update or change the financial statements or disclosures in the 2005 Form 10-K, as amended by Amendment 1. Therefore, this Amendment 2 does not reflect events occurring after the filing of the Original Filing or Amendment 1 or amend or update those disclosures, or related exhibits, affected by subsequent events. Accordingly, this Amendment 2 should be read in conjunction with Farmer Mac’s other filings with the SEC subsequent to the filing of the Original Filing and Amendment 1.

Item 9A. Controls and Procedures

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

Deloitte & Touche LLP
McLean, Virginia
March 16, 2006 (November 9, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised))

Management’s Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2005. Based on management’s reassessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were not effective as of December 31, 2005 because of the material weakness in internal control over financial reporting related to the accounting for financial derivatives as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities described in Management’s Report on Internal Controls over Financial Reporting (as revised) set forth above.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Henry D. Edelman	December 20, 2006
By: Henry D. Edelman President and Chief Executive Officer	Date