Form 10-K
period 2006-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2007-03-15
CIK 845877

As filed with the Securities and Exchange Commission on
March 15, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number 0-17440

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States	52-1578738
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1133 Twenty-First Street, N.W., Suite 600, Washington, D.C.	20036
(Address of principal executive offices)	(Zip code)

(202) 872-7700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchange on which registered
Class A voting common stock	New York Stock Exchange
Class C non-voting common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Class B voting common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes ☐   No ☒

The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $19,069,430 and $258,750,714, respectively, as of June 30, 2006, based upon the closing prices for the respective classes on June 30, 2006 reported by the New York Stock Exchange. For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

As of March 1, 2007, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,901,002 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2007 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K as described herein).

PART I
Item 1.	Business

General

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. §§ 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the “Act”). Farmer Mac is a stockholder-owned instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners. Farmer Mac conducts these activities through two programs—Farmer Mac I and Farmer Mac II. As of December 31, 2006, total volume in these two programs was $7.2 billion.

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

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other standards that are discussed in “Business—Farmer Mac Programs—Farmer Mac I.” Farmer Mac may retain Farmer Mac I Guaranteed Securities in its portfolio or sell them to third parties. As of December 31, 2006, outstanding loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs in the Farmer Mac I program totaled $6.3 billion.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (the “USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”). Farmer Mac I Guaranteed Securities and Farmer Mac II Guaranteed Securities are sometimes collectively referred to as “Farmer Mac Guaranteed Securities.” As of December 31, 2006, outstanding Farmer Mac II Guaranteed Securities totaled $925.8 million.

Farmer Mac’s two principal sources of revenue are:

•	fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans and investments.

Farmer Mac funds its purchases of Farmer Mac Guaranteed Securities, mortgage loans and investments primarily by issuing debt obligations of various maturities. As of December 31, 2006, Farmer Mac had $2.4 billion of discount notes and $2.2 billion of medium-term notes outstanding. During 2006, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages to farmers, ranchers and rural homeowners that it purchases from lenders. To the extent the proceeds of the debt issuances exceed Farmer Mac’s need to fund program assets, those proceeds are invested in high quality non-program liquid assets.

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

The Farm Credit Administration (“FCA”), acting through its Office of Secondary Market Oversight, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply FCA’s general enforcement powers to Farmer Mac and its activities. For a discussion of Farmer Mac’s statutory and regulatory capital requirements and its actual capital levels, and particularly FCA’s role in the establishment and maintenance of those requirements and levels, see “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements.”

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

As of December 31, 2006, Farmer Mac employed 45 people, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Washington, D.C. 20036. Farmer Mac’s main telephone number is (202) 872-7700.

Farmer Mac makes available free of charge, through the “Investors” section of its internet website at www.farmermac.com, copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing such materials to, the SEC. Please note that all references to www.farmermac.com in this Annual Report on Form 10-K are inactive textual references only and that the information contained on Farmer Mac’s website is not incorporated by reference into this Form 10-K.

FARMER MAC PROGRAMS

Farmer Mac I

Under the Farmer Mac I program, Farmer Mac assumes, for a fee, the credit risk on agricultural mortgage loans by guaranteeing the timely payment of principal and interest on securities backed by, or representing interests in, eligible mortgage loans, or by issuing Long-Term Standby Purchase Commitments (LTSPCs) to acquire designated mortgages to accomplish the same result. In a limited volume of transactions (approximately 3 percent of 2006 Farmer Mac I program volume and 10 percent of 2005 Farmer Mac I program volume), Farmer Mac assumes the credit risk on eligible mortgage loans by purchasing and retaining them.

Loan Eligibility

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

•
an obligation of a person, corporation or partnership having training or farming experience that is sufficient to ensure a reasonable likelihood that the loan will be repaid according to its terms; and

•
in conformance with the Farmer Mac I underwriting, collateral valuation, documentation and other standards. See “—Underwriting and Collateral Valuation (Appraisal) Standards” and “—Sellers” for a description of these standards.

For purposes of the Farmer Mac I program, agricultural real estate is one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that:

•	is used for the production of one or more agricultural commodities or products; and
•	either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

Although the Act does not prescribe a maximum loan size for a Farmer Mac I eligible agricultural mortgage loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac limits the size of these loans to 10 percent of Farmer Mac’s core capital, resulting in a current maximum loan size of approximately $24.4 million for those loans. For a description of core capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements.” For a Farmer Mac I eligible agricultural mortgage loan secured by more than 1,000 acres of agricultural real estate, the Act authorizes a maximum loan size of $7.9 million (adjusted annually for inflation).

For purposes of the Farmer Mac I program, rural housing is a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or less. The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $247,184. That limit is adjusted annually for inflation each November. In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property. As of December 31, 2006, rural housing loans did not represent a significant part of Farmer Mac’s business.

Purchases

Loan Purchases. Farmer Mac offers credit products designed to increase the secondary market liquidity of agricultural mortgage loans and the lending capacity of financial institutions that originate agricultural mortgage loans. Farmer Mac enters into mandatory and optional delivery commitments to purchase loans and offers rates to price such commitments daily. Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis. Primarily, Farmer Mac purchases fixed- and adjustable-rate loans, but it also purchases other types of loans. Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments. Loans purchased or subject to purchase commitments may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment). During 2006, Farmer Mac purchased $98.7 million of loans in the Farmer Mac I program, which represented 3.6 percent of 2006 Farmer Mac I program volume. Of the loans purchased during 2006, 71 percent included balloon payments and 13 percent included yield maintenance prepayment protection. By comparison, during 2005, Farmer Mac purchased $110.1 million of loans under the Farmer Mac I program, which represented 19.3 percent of 2005 Farmer Mac I program volume. Of the loans purchased during 2005, 60 percent included balloon payments and 3 percent included yield maintenance prepayment protection.

During 2006, Farmer Mac’s top ten sellers generated 74.6 percent of the total Farmer Mac I loan purchase volume (2.7 percent of 2006 Farmer Mac I program volume), of which Zions First National Bank, Farmer Mac’s largest combined Class A and Class C stockholder, accounted for 26.6 percent of loan purchase volume (1.0 percent of 2006 Farmer Mac I program volume). The top ten sellers in 2005 generated 85.7 percent of the total Farmer Mac I loan purchase volume (16.5 percent of 2005 Farmer Mac I program volume), of which Zions First National Bank accounted for 22.3 percent (4.3 percent of 2005 Farmer Mac I program volume). For more information regarding loan volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.” For more information regarding Farmer Mac’s business with related parties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions” and Note 3 to the consolidated financial statements.

AgVantage Transactions. Collateralized mortgage obligation transactions in the Farmer Mac I program include Farmer Mac’s guarantee and purchase of bonds that are a form of Farmer Mac I Guaranteed Securities. Those AgVantage securities, issued by institutions approved by Farmer Mac, are corporate obligations of the issuer, collateralized by eligible mortgage loans and guaranteed by Farmer Mac as to timely payment of principal and interest. Before approving an institution as a participant in AgVantage transactions, Farmer Mac assesses the institution’s agricultural mortgage loan performance as well as its creditworthiness. AgVantage is a registered trademark of Farmer Mac.

Each AgVantage security held by Farmer Mac is a general obligation of the issuing institution and is secured by eligible collateral in an amount of at least 111 percent of the outstanding principal amount of the security. Eligible collateral may consist of:

•	loans that meet the same loan eligibility criteria applied by Farmer Mac in its Farmer Mac I loan purchases and commitments;
•	limited amounts of cash;
•	securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States; or
•	other highly-rated securities.

During 2006, Farmer Mac purchased three AgVantage securities for $5.2 million with maturities ranging from one month to ten years from three institutions. During 2005, Farmer Mac purchased ten AgVantage securities for $15.7 million with maturities ranging from one to ten years from three institutions. As of December 31, 2006 and 2005, the outstanding principal amount of AgVantage securities held by Farmer Mac was $23.5 million and $28.6 million, respectively. As of December 31, 2006, Farmer Mac had experienced no losses, nor had it been called upon to make a guarantee payment, on any of its AgVantage securities.

Off-Balance Sheet Guarantees and Commitments

Swap Transactions and LTSPCs. Farmer Mac offers two Farmer Mac I credit enhancement alternatives that allow approved agricultural and rural residential mortgage lenders both to retain the cash flow benefits of their loans and increase their liquidity and lending capacity:

•
a swap transaction, in which Farmer Mac acquires eligible loans from sellers in exchange for Farmer Mac I Guaranteed Securities backed by those loans. As consideration for its assumption of the credit risk on loans underlying the Farmer Mac I Guaranteed Securities, Farmer Mac receives guarantee fees payable in arrears out of periodic loan interest payments and based on the outstanding balance of the related Farmer Mac I Guaranteed Securities; and

•
an LTSPC, which is not a guarantee of loans or securities, is a Farmer Mac commitment to purchase eligible mortgage loans from a segregated pool of loans on one or more undetermined future dates. As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as a swap transaction. An LTSPC can be converted to a swap transaction at the option of the seller, with no conversion fee paid to Farmer Mac.

Both of these alternative products result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.

A swap transaction or an LTSPC may involve loans with payment, maturity and interest rate characteristics that differ from Farmer Mac’s cash purchase product offerings. Both types of transactions permit a seller to nominate from its portfolio a segregated pool of loans for participation in the Farmer Mac I program, subject to review by Farmer Mac for conformance with its underwriting, collateral valuation and documentation standards. Upon Farmer Mac’s acceptance of the eligible loans, whether under a swap transaction or an LTSPC, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller’s credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements. Only the LTSPC structure permits the seller to retain the segregated loan pool in its portfolio until such time, if ever, as the seller delivers some or all of the segregated loans to Farmer Mac for purchase under the LTSPC. An LTSPC commits Farmer Mac to a future purchase of loans that met Farmer Mac’s underwriting standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on loans.

Farmer Mac generally purchases loans subject to an LTSPC at:

•	par plus accrued interest (if the loans become delinquent for at least four months);
•	a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard cash purchase Farmer Mac loan products); or
•
either a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or converted to Farmer Mac I Guaranteed Securities in a swap transaction (if the loans are not four months delinquent).

In 2006, Farmer Mac entered into $1.1 billion of LTSPCs, compared to $461.4 million in 2005. LTSPCs remained the preferred credit enhancement alternative for new non-cash transactions and were a significant portion of the Farmer Mac I program. During 2006, three sellers converted $1.0 billion of LTSPCs into swap transactions. Taking account of those conversions, as of December 31, 2006, Farmer Mac’s outstanding LTSPCs covered 8,232 mortgage loans with an aggregate principal balance of $2.0 billion and outstanding off-balance sheet Farmer Mac I Guaranteed Securities were backed by 5,768 mortgage loans having an aggregate principal balance of $1.6 billion. Additionally, as of December 31, 2006, Farmer Mac’s outstanding off-balance sheet AgVantage securities totaled $1.5 billion. For more information regarding guarantee and LTSPC volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

AgVantage Transactions. Securities generated in AgVantage transactions may be retained in portfolio by Farmer Mac or sold into the capital markets. The latter, off-balance sheet AgVantage securities are Farmer Mac guaranteed general obligations of highly-rated issuing institutions, collateralized by eligible loans in a principal amount equal to at least 103 percent of the outstanding principal amount of the security.

In January 2006, Farmer Mac guaranteed $500.0 million principal amount of AgVantage securities supported by a five-year mortgage-backed obligation of Metropolitan Life Insurance Company (“MetLife”) collateralized by eligible loans. In July 2006, Farmer Mac guaranteed an additional $1.0 billion of AgVantage securities supported by a five-year mortgage-backed obligation of MetLife collateralized by eligible loans.

Underwriting and Collateral Valuation (Appraisal) Standards

As required by the Act, Farmer Mac has established credit underwriting and collateral valuation (appraisal) standards for loans under the Farmer Mac I program that at a minimum are intended to:

•	provide that no agricultural mortgage loan with a loan-to-value ratio (“LTV”) in excess of 80 percent may be eligible;
•	require each borrower to demonstrate sufficient cash-flow to adequately service the agricultural mortgage loan;

•	protect the integrity of the appraisal process with respect to any agricultural mortgage loans; and
•	confirm that the borrower is or will be actively engaged in agricultural production for an agricultural mortgage loan.

Loans collateralizing AgVantage securities that are, or are backed by, corporate obligations of highly-rated sellers are required to meet these statutory standards in place of the underwriting standards set forth below.

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

In fourth quarter 2005, Farmer Mac began accepting into its programs agricultural mortgage loans that meet the minimum underwriting requirements in the Act and are either: (1) highly-rated loans; or (2) loans collateralizing AgVantage securities issued by highly-rated financial institutions. Highly-rated loans are loans rated “5” or better under the 14-point Uniform Classification System used by FCS institutions and other financial institutions, or loans evidencing comparable credit quality that are originated or held by financial institutions, including loans that are secured by eligible collateral with LTVs not greater than 55 percent and made to borrowers with high credit scores. For the latter type of highly-rated loans, processing has been simplified and documentation of the underwriting ratios described below may not be necessary.

For all other loans, Farmer Mac I credit underwriting standards require that the LTV of any loan not exceed 70 percent, except that a loan secured by a livestock facility and supported by a contract with an approved integrator may have an LTV of up to 80 percent, a part-time farm loan supported by private mortgage insurance may have an LTV of up to 90 percent and a rural housing loan supported by private mortgage insurance may have an LTV of up to 97 percent. Farmer Mac may require that a loan have a lower LTV when it determines that such lower LTV is appropriate.

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

Part-time farm and rural housing loans are underwritten to traditional residential lending guidelines, with fully documented income and assets and liabilities. Borrowers' credit scores are obtained and used in the underwriting process.

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

Farmer Mac’s use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality. In fact, loans approved on the basis of compensating strengths have not demonstrated a significantly different rate of default than loans that were approved on the basis of conformance with all of the standard underwriting ratios. As of December 31, 2006, a total of $1.5 billion (31.9 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities issued after the enactment of the Farm Credit System Reform Act of 1996 (the “1996 Act”) were approved based upon compensating strengths ($44.2 million of which had original LTVs of greater than 70 percent). The original LTV of a loan is calculated by dividing the loan’s principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment. During 2006, $49.0 million (4.0 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($5.4 million of which had original LTVs of greater than 70 percent), as compared to 2005 when $111.2 million (19.5 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($2.6 million of which had original LTVs of greater than 70 percent).

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

The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase seasoned loans includes:

•	evaluation of loan database information to determine conformity to the criteria set forth in the preceding paragraphs;
•	confirmation that loan file data conform to database information;
•	validation of supporting credit information in the loan files; and
•	review of loan documentation and collateral valuations.

All of the foregoing are performed utilizing methods that give due regard to the size, age, leverage and nature of the collateral for the loans.

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

Collateral Valuations (Appraisals and Evaluations). Farmer Mac’s collateral valuation standards for newly originated loans purchased or placed under a Farmer Mac I Guaranteed Security or LTSPC require, among other things, that a current valuation be performed independently of the credit decision-making process and, for appraisals, conform to the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board. Farmer Mac’s collateral valuation standards require the valuation function to be conducted or administered by an individual meeting specific qualification and competence criteria who:

•
is not associated, except by the engagement for the collateral valuation, with the credit underwriters making the loan decision, though the appraiser or evaluator and the credit underwriter may be directly or indirectly employed by a common employer;

•	receives no financial or professional benefit of any kind by virtue of the report content, valuation or credit decision made or based on the valuation report; and
•	has no present or contemplated future direct or indirect interest in the property serving or to serve as collateral.

The collateral valuation standards also require uniform reporting of reliable and credible opinions of the market value and relevant market rent and property net income characteristics of the mortgaged property, along with the relative market forces.

For seasoned loans, Farmer Mac obtains collateral valuation updates as considered necessary by its assessment of collateral risk determined in the due diligence process. If a current or updated collateral valuation is required for a seasoned loan, the collateral valuation standards described above would apply.

Farmer Mac utilizes experienced internal agricultural credit underwriters and external agricultural loan servicing and collateral valuation contractors (under Farmer Mac supervision and review) to perform those respective functions on loans that come into the Farmer Mac I program. Those contractors afford Farmer Mac the benefits of their servicing centers at fees based upon their marginal costs, which allows Farmer Mac to avoid the fixed costs, and some of the marginal costs, associated with such operations. Farmer Mac believes that the combined expertise of its own internal staff and those third-party service providers provides the Corporation adequate resources for performing the necessary underwriting, collateral valuation and servicing functions.

Sellers

As of December 31, 2006, Farmer Mac had 177 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies. The increase in the number of approved Farmer Mac I loan sellers from 137 as of December 31, 2005 is principally the result of two factors: (1) an increase in the number of new Farmer Mac sellers precipitated largely by the new American Bankers Association/Farmer Mac Alliance; and (2) a new, customized seller recertification process that is conducted quarterly instead of annually. In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers enable other lenders to participate indirectly in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac. As of December 31, 2006, approximately 100 lenders were participating in those networks. As of December 31, 2006, more than 300 lenders were participating, directly or indirectly, in one or both of the Farmer Mac I or Farmer Mac II programs.

To be considered for approval as a Farmer Mac I seller, a financial institution must meet the criteria that Farmer Mac establishes, including:

•	owning a requisite amount of Farmer Mac Class A or Class B voting common stock according to a schedule prescribed for the size and type of institution;
•
having, in the judgment of Farmer Mac, the ability and experience to make or purchase and sell agricultural mortgage loans eligible for the Farmer Mac I program and service such mortgage loans in accordance with Farmer Mac requirements either through its own staff or through contractors and originators;

•	maintaining a minimum adjusted net worth of $1.0 million; and
•
entering into a Seller/Servicer agreement to comply with the terms of the Farmer Mac Seller/Servicer Guide, including representations and warranties regarding the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

Servicing

Farmer Mac generally does not directly service loans held in its portfolio, although it does act as “master servicer” for pools of loans and loans underlying Farmer Mac I Guaranteed Securities. Farmer Mac also may assume direct servicing for defaulted loans. Loans held by Farmer Mac or underlying Farmer Mac Guaranteed Securities are serviced only by Farmer Mac-approved entities designated as “central servicers” that have entered into central servicing contracts with Farmer Mac. Sellers of eligible mortgage loans sold into the Farmer Mac I program have a right to retain certain “field servicing” functions (typically direct borrower contacts) and may enter into contracts with Farmer Mac’s central servicers that specify such servicing functions. Loans underlying LTSPCs and AgVantage securities are serviced by the holders of those loans in accordance with those lenders’ servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.

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

Farmer Mac I Guaranteed Securities represent beneficial interests in pools of agricultural mortgage loans or in obligations issued by agricultural lenders, which obligations are backed by pools of agricultural mortgage loans, and guaranteed by Farmer Mac. These securities are customarily issued through special purpose trusts and entitle each investor in a class of securities to receive a portion of the payments of principal and interest on the related underlying pool of loans or obligation equal to the investor’s proportionate interest in the pool or obligation as specified in the applicable transaction documents. Farmer Mac I Guaranteed Securities issued prior to the enactment of changes to Farmer Mac’s statutory charter in 1996 are supported by first-loss subordinated interests that represented 10 percent of the balance of the loans underlying the securities at issuance and are neither guaranteed nor owned by Farmer Mac.

Farmer Mac is liable under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans or obligations, regardless of whether the trust has actually received such scheduled payments. Because it guarantees timely payments on Farmer Mac I Guaranteed Securities, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans and issuer default on the underlying obligations which are backed by agricultural mortgage loans. All of the loans supporting Farmer Mac I Guaranteed Securities are subject to the applicable underwriting standards described above in “—Underwriting and Collateral Valuation (Appraisal) Standards.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans.”

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

For each of the years ended December 31, 2006 and 2005, Farmer Mac sold Farmer Mac I Guaranteed Securities in the amounts of $4.0 million and $53.3 million, respectively, to related parties. In 2006 and 2005, Farmer Mac recognized no gain or loss on any sale of Farmer Mac Guaranteed Securities. In addition to the Farmer Mac I Guaranteed Securities it sold in 2006, during January and July 2006 Farmer Mac guaranteed $500.0 million and $1.0 billion, respectively, principal amount of AgVantage securities supported by five-year mortgage-backed obligations of MetLife that is backed by eligible agricultural mortgage loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

Farmer Mac I Transactions

During the year ended December 31, 2006, Farmer Mac purchased or placed under guarantee or LTSPC $2.7 billion of loans under the Farmer Mac I program. As of December 31, 2006, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs totaled $6.3 billion. The 1996 Act revised Farmer Mac’s statutory charter to eliminate the requirement of a first-loss subordinated interest in Farmer Mac I Guaranteed Securities. As of December 31, 2006, $5.1 million of Farmer Mac I Guaranteed Securities issued prior to the 1996 Act remained outstanding.

The following table summarizes loans purchased or newly placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)

Loans and Guaranteed Securities	$1,598,673	$110,056	$104,404
LTSPCs	1,139,699	461,441	392,559
Total	$2,738,372	$571,497	$496,963

The following table presents the outstanding balances of Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2006	2005	2004
	(in thousands)

Post-1996 Act:
Loans and Guaranteed Securities	$4,338,698	$2,094,410	$2,367,460
LTSPCs	1,969,734	2,329,798	2,295,103
Pre-1996 Act	5,057	13,046	18,640
Total Farmer Mac I program	$6,313,489	$4,437,254	$4,681,203

Funding of Guarantee and Purchase Commitment Obligations

The principal sources of funding for the payment of Farmer Mac’s obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuances. Farmer Mac satisfies its guarantee and purchase commitment obligations by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities. Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans. Ultimate losses arising from Farmer Mac’s guarantees and commitments are reflected in the Corporation’s charge-offs against its allowance for losses and gains and losses on the sale of real estate owned. During 2006, Farmer Mac’s net charge-offs were $0.7 million, compared to $0.3 million in net recoveries during 2005.

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

Farmer Mac is not obligated to purchase, or commit to purchase, every loan that meets its underwriting and collateral valuation standards submitted by an eligible seller. Farmer Mac considers other factors such as its overall portfolio diversification, commodity and farming forecasts and risk management objectives in deciding whether to accept the loans into the Farmer Mac I program. For example, if industry forecasts indicate possible weakness in a geographic area or agricultural commodity or product, Farmer Mac may decide not to purchase or commit to purchase an affected loan as part of managing its overall portfolio exposure to areas of possible heightened risk exposure. Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac’s commodity/product and geographic diversification disclosures reflect all loans under LTSPCs and any loans that have been purchased out of LTSPC pools. For information regarding the diversification of Farmer Mac’s existing portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans” and Note 8 to the consolidated financial statements.

Farmer Mac II

General

The Farmer Mac II program was initiated in 1992 and is authorized under sections 8.0(3) and 8.0(9)(B) of Farmer Mac’s statutory charter (12 U.S.C. §§ 2279aa(3) and 2279aa(9)(B)), which provide that:

•
USDA-guaranteed portions of loans guaranteed under the Consolidated Farm and Rural Development Act (7 U.S.C. § 1921 et seq.) are statutorily included in the definition of loans eligible for Farmer Mac’s secondary market programs;

•
USDA-guaranteed portions are exempted from the credit underwriting, collateral valuation and other standards that other loans must meet to be eligible for Farmer Mac programs, and are exempted from any diversification and internal credit enhancement that may be required of pools of other loans eligible for Farmer Mac programs; and

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

Through its Farmer Mac II program, Farmer Mac is one of several competing purchasers of USDA-guaranteed portions of farm ownership loans, farm operating loans, business and industry loans, community facilities and other loans that are fully guaranteed as to principal and interest by the USDA (collectively, the “guaranteed loans”).

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

Lenders. Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program. As of December 31, 2006, there were 181 active sellers in the Farmer Mac II program, consisting mostly of community and regional banks, compared to 120 sellers as of December 31, 2005, for an increase of 61 active sellers. In the aggregate, more than 300 sellers were participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs during 2006.

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

Farmer Mac II Transactions

During the years ended December 31, 2006 and 2005, Farmer Mac issued $234.7 million and $200.2 million of Farmer Mac II Guaranteed Securities, respectively. As of December 31, 2006 and 2005, $925.8 million and $835.7 million of Farmer Mac II Guaranteed Securities were outstanding, respectively. See Note 5 and Note 12 to the consolidated financial statements. The following table presents Farmer Mac II Guaranteed Securities issued for each of the years indicated:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)

Purchased and retained	$234,666	$199,843	$162,286
Swaps (issued to third parties)	-	325	11,788
Total	$234,666	$200,168	$174,074

The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:

	Outstanding Balance of
	Farmer Mac II Guaranteed Securites
	as of December 31,
	2006	2005	2004
	(in thousands)

On-balance sheet	$892,667	$796,224	$712,653
Off-balance sheet	33,132	39,508	55,889
Total	$925,799	$835,732	$768,542

As of December 31, 2006, Farmer Mac had experienced no credit losses on any of its Farmer Mac II transactions. As of December 31, 2006, Farmer Mac had outstanding $0.1 million of principal and interest advances on Farmer Mac II Guaranteed Securities, compared to $0.4 million as of December 31, 2005.

Financing

Debt Issuance

Farmer Mac funds its purchases of program, mission-related and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets. Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes. The interest and principal on Farmer Mac’s debt are not guaranteed by, and do not constitute debts or obligations of, FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the FCS, but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation. The Corporation’s discount notes and medium-term notes are not currently rated by a nationally recognized statistical rating organization (“NRSRO”).

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion outstanding of discount notes and medium-term notes, subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors. In compliance with regulations issued by FCA in 2005, including dollar amount, issuer concentration and credit quality limitations, Farmer Mac’s current policies authorize non-program investments in:

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

As of December 31, 2006, 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, 9,075,862 shares of Class C non-voting common stock and 700,000 shares of 6.40 percent non-voting cumulative preferred stock, Series A were outstanding.  Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock. Farmer Mac has no present intention to issue any additional shares of common stock, except pursuant to programs in which members of the board of directors may purchase Class C non-voting common stock, or employees, members of management or the board of directors may exercise options to purchase Class C non-voting common stock as part of their compensation arrangements.

The following table presents the dividends declared on the common stock during and subsequent to 2006:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 2, 2006	$ 0.10	January 1, 2006	March 31, 2006	March 31, 2006
April 6, 2006	0.10	April 1, 2006	June 30, 2006	June 30, 2006
August 2, 2006	0.10	July 1, 2006	September 30, 2006	September 29, 2006
October 4, 2006	0.10	October 1, 2006	December 31, 2006	December 29, 2006
February 5, 2007	0.10	January 1, 2007	March 31, 2007	*

* The dividend declared on February 5, 2007 is scheduled to be paid on March 30, 2007.

Farmer Mac’s ability to declare and pay common stock dividends could be restricted if it were to fail to comply with its regulatory capital requirements. See Note 9 to the consolidated financial statements and “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.”

The cumulative preferred stock, Series A has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends. The preferred stock does not have a maturity date. Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date. The costs of issuing the preferred stock were charged to additional paid-in capital. Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors. Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. The following table presents the dividends declared on the preferred stock during and subsequent to 2006:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 2, 2006	$ 0.80	January 1, 2006	March 31, 2006	March 31, 2006
April 6, 2006	0.80	April 1, 2006	June 30, 2006	June 30, 2006
August 2, 2006	0.80	July 1, 2006	September 30, 2006	October 2, 2006
October 4, 2006	0.80	October 1, 2006	December 31, 2006	January 2, 2007
February 5, 2007	0.80	January 1, 2007	March 31, 2007	*

* The dividend declared on February 5, 2007 is scheduled to be paid on April 2, 2007.

    During third quarter 2004, Farmer Mac established a program to repurchase up to 10 percent, or 1,055,500 shares, of the Corporation’s outstanding Class C non-voting common stock. During third quarter 2005, the aggregate number of shares repurchased by Farmer Mac under that program, at an average purchase price of $20.73 per share, reached the maximum number of authorized shares, thereby terminating the program according to its terms. During fourth quarter 2005, Farmer Mac established a program to repurchase up to an additional 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C non-voting common stock. During 2006 and 2005, Farmer Mac repurchased 796,450 shares and 43,950 shares, respectively, of its Class C non-voting common stock under the second repurchase program at an average price of $26.82 and $27.97 per share, respectively. During first quarter 2007, the aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares, thereby terminating the program according to its terms. At that time, Farmer Mac announced the establishment of a third program to repurchase up to 1 million additional shares of the Corporation’s outstanding Class C non-voting common stock. The authority for this new stock repurchase program expires in November 2008. Repurchases under that program commenced in accordance with its terms, upon termination of the previous program.

All of the shares repurchased under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

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

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk. On December 16, 2006, FCA published a final rule that revises certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac. For a discussion of that regulation, which will become effective March 31, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.”

As of December 31, 2006, Farmer Mac’s minimum and critical capital requirements were $174.5 million and $87.3 million, respectively, and its actual core capital level was $243.5 million, $69.0 million above the minimum capital requirement and $156.2 million above the critical capital requirement. Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2006 was $42.9 million and Farmer Mac’s regulatory capital of $248.1 million exceeded that amount by approximately $205.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” for a presentation of Farmer Mac’s current regulatory capital position.

Enforcement levels. The Act directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards. As of December 31, 2006, Farmer Mac was classified as within level I—the highest compliance level.

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

Farmer Mac’s business activities, financial performance and results of operations are, by their nature, subject to a number of risks and uncertainties. Consequently, the Corporation’s net interest income, total revenues and net income have been, and are likely to continue to be, subject to fluctuations that reflect the effect of many factors, including the risk factors described below. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect Farmer Mac’s business and its financial performance and results of operations. Furthermore, because new risk factors likely will emerge from time to time, management can neither predict all such risk factors nor assess the effects of such factors on Farmer Mac’s business, operating results and financial condition or the extent to which any factor, or combination of factors, may affect the Corporation’s actual results and financial condition. If any of the following risks materialize, Farmer Mac’s business, financial condition or results of operations could be materially adversely affected.

Farmer Mac’s business, operating results and financial condition may be materially and adversely affected by external factors that may be beyond its control.

Farmer Mac’s business, operating results and financial condition may be materially and adversely affected by external factors that may be beyond its control, including, but not limited to:

•
legislative or regulatory developments or interpretations of Farmer Mac’s statutory charter that could adversely affect Farmer Mac, its ability to offer new products, the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities, including, but not limited to:

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

Continued growth in Farmer Mac’s business may be constrained by conditions that limit the need for agricultural lenders to obtain the benefits of Farmer Mac’s programs, including, but not limited to:

•	high levels of available capital and liquidity of agricultural lenders;
•	the availability of alternative sources of funding and credit enhancement for agricultural lenders;
•	downturns in the agricultural economy that could reduce growth rates and the need for capital in the agricultural mortgage market;
•	increased competition in the secondary market for purchases of quality agricultural mortgage loans;
•	reduced growth rates in the agricultural mortgage market, due largely to the strong liquidity of many farmers and ranchers;
•	reduced capital requirements for the FCS, which lessen the demand for LTSPCs;

•
the historical preference of many agricultural lending institutions to retain loans in their portfolios rather than to sell them into the secondary market, notwithstanding the corporate finance and capital planning benefits they might otherwise realize through participation in Farmer Mac’s programs;

•
a small number of business partners currently provide a significant proportion of Farmer Mac’s business volume, as distinguished from program revenue (which is obtained from diverse sources), as a result of the Corporation’s successful marketing focus on large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions;

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

Farmer Mac is a government-sponsored enterprise that is governed by a statutory charter controlled by the U.S. Congress and regulated by governmental agencies. Consequently, Farmer Mac is subject to risks related to legislative, regulatory or political developments. Such developments could affect the ability of lenders to participate in Farmer Mac’s programs or the terms on which they may participate. Further, from time to time, legislative or regulatory initiatives are commenced that, if successful, could result in the enactment of legislation or the promulgation of regulations that could affect negatively the growth or operation of the secondary market for agricultural mortgages. Any of these political or regulatory developments could have a material and adverse effect on Farmer Mac’s business. See “Government Regulation of Farmer Mac” in Item 1 of this Annual Report on Form 10-K for additional discussion on the rules and regulations governing Farmer Mac’s activities.

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

Farmer Mac Guaranteed Securities and LTSPCs are obligations of Farmer Mac only, and are not backed by the full faith and credit of the United States, FCA or any other agency or instrumentality of the United States other than Farmer Mac. Farmer Mac’s principal source of funds for the payment of claims under its guarantees and purchase commitments are the fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs. These amounts are, and will continue to be, substantially less than the amount of Farmer Mac’s aggregate contingent liabilities under its guarantees and LTSPCs. Farmer Mac is required to set aside a portion of the fees it receives as a reserve against losses from its guarantee and commitment activities. Farmer Mac expects that its future contingent liabilities for its guarantee and commitment activities will continue to grow and will exceed Farmer Mac’s resources, including amounts in the Corporation’s allowance for losses and its limited ability to borrow from the U.S. Treasury.

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

Any of these risks could materially and adversely affect Farmer Mac’s financial condition and future earnings. For additional discussion about the Corporation’s risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management” in Item 7 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Farmer Mac currently occupies its principal offices, which are located at 1133 Twenty-First Street, N.W., Washington, D.C. 20036, under the terms of a lease that expires on November 30, 2011 and covers approximately 13,500 square feet of office space. Farmer Mac also maintains an office located at 415 Clark Avenue, Ames, Iowa 50010, under the terms of a lease that expires on June 15, 2008 (Farmer Mac has the option to renew the lease for an additional three-year term) and covers approximately 1,750 square feet of office space. Farmer Mac’s offices are suitable and adequate for its current and currently anticipated needs.

Item 3.	Legal Proceedings

Farmer Mac is not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Farmer Mac’s security holders during fourth quarter 2006.

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

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)

2007
First quarter (through March 1, 2007)	$19.30	$18.12	$28.25	$25.18

2006
Fourth quarter	19.50	17.20	28.41	24.90
Third quarter	19.30	17.55	28.19	25.68
Second quarter	19.90	16.95	29.65	25.05
First quarter	21.95	18.60	31.06	27.53

2005
Fourth quarter	23.15	17.51	32.21	22.75
Third quarter	20.35	16.56	26.65	22.60
Second quarter	16.40	12.89	22.05	15.67
First quarter	17.20	14.00	23.36	16.80

Performance Graph. The following graph compares the performance of Farmer Mac’s Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the “NYSE Comp”) and the Standard & Poor’s 500 Diversified Financials Index (the “S&P Div Fin”) over the period from December 31, 2001 to December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in each of: Farmer Mac’s Class A voting common stock; Farmer Mac’s Class C non-voting common Stock; the NYSE Comp; and the S&P Div Fin. The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such performance graph shall not be incorporated by reference into any of Farmer Mac’s filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing (except to the extent Farmer Mac specifically incorporates this section by reference into such filing).

As of March 1, 2007, Farmer Mac estimates that there were 1,269 registered owners of the Class A voting common stock, 98 registered owners of the Class B voting common stock and 1,183 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of the Corporation’s common stock are the same, and dividends may be paid on common stock only when, as and if declared by Farmer Mac’s board of directors in its sole discretion. Since fourth quarter 2004, Farmer Mac has paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock pursuant to a policy adopted by the Corporation’s board of directors. On February 5, 2007, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s common stock payable on March 30, 2007. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock. Farmer Mac’s ability to declare and pay dividends could also be restricted if it were to fail to comply with regulatory capital requirements. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.”

Information about securities authorized for issuance under Farmer Mac’s equity compensation plans appears under “Equity Compensation Plans” in the Corporation’s definitive proxy statement to be filed on or about April 27, 2007. That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States and its common stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act. On October 4, 2006, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 562 shares of its Class C non-voting common stock, at an issue price of $26.47 per share, to the seven directors who elected to receive such stock in lieu of their cash retainers. On October 3, 2006, Farmer Mac granted options under its 1997 Incentive Plan to purchase an aggregate of 33,000 shares of Class C non-voting common stock, at an exercise price of $24.98 per share, to 11 non-officer employees as incentive compensation. On December 6, 2006, Farmer Mac granted options under its 1997 Incentive Plan to purchase 750 shares of Class C non-voting common stock, at an exercise price of $26.65 per share, to a non-officer employee in connection with the employee’s commencement of employment.

(b)	Not applicable.

(c) As shown in the table below, Farmer Mac repurchased 90,100 shares of its Class C non-voting common stock during fourth quarter 2006 at an average price of $26.57 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities
Period	Total Number of Class C Shares Purchased	Average Price Paid per Class C Share	Total Number of Class C Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Class C Shares that May Yet Be Purchased Under the Program

October 1, 2006 - October 31, 2006	22,050	$25.55	22,050	186,282
November 1, 2006 - November 30, 2006	14,500	26.28	14,500	171,782
December 1, 2006 - December 31, 2006	53,550	27.06	53,550	118,232
Total	90,100	26.57	90,100	118,232

*
On November 17, 2005, Farmer Mac publicly announced the establishment of a program to repurchase up to 10 percent of the Corporation’s outstanding Class C non-voting common stock (958,632 shares). During first quarter 2007, the aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares, thereby terminating the program according to its terms. On February 5, 2007, Farmer Mac announced the establishment of a new program to repurchase up to 1 million additional shares of the Corporation’s outstanding Class C non-voting common stock. The authority for this new stock repurchase program expires in November 2008. Repurchases under that program commenced in accordance with its terms, upon termination of the previous program.

Item 6.	Selected Financial Data

	As of December 31,
Summary of Financial Condition:	2006	2005	2004	2003	2002
	(dollars in thousands)
Cash and cash equivalents	$877,714	$458,852	$430,504	$623,674	$723,800
Investment securities	1,830,904	1,621,941	1,056,143	1,064,782	830,409
Farmer Mac Guaranteed Securities	1,330,418	1,330,976	1,376,847	1,508,134	1,608,507
Loans, net	775,421	799,516	882,874	982,446	962,355
Total assets	4,953,673	4,341,445	3,847,410	4,299,670	4,222,003
Notes payable:
Due within one year	3,298,097	2,587,704	2,620,172	2,799,384	2,895,746
Due after one year	1,296,691	1,406,527	864,412	1,138,892	985,318
Total liabilities	4,705,184	4,095,416	3,612,176	4,089,178	4,039,344
Stockholders' equity	248,489	246,029	235,234	210,492	182,659
Selected Financial Ratios:
Return on average assets	0.64%	1.15%	0.96%	0.92%	-0.60%
Return on average common equity	14.03%	22.87%	20.76%	24.16%	-16.65%
Average equity to assets	5.32%	5.88%	5.47%	4.61%	4.08%

	For the Year Ended December 31,
Summary of Operations:	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Interest Income:
Net interest income after recovery/
(provision) for loan losses	$40,686	$50,689	$65,763	$72,278	$71,993

Non-interest income/(loss):
Guarantee and commitment fees	21,815	19,554	20,977	20,685	19,277
Gains/(losses) on financial derivatives
and trading assets	1,617	11,537	(14,687)	(17,653)	(110,860)
Gains on sale of available-for-sale investment
securities	1,150	-	200	-	-
Gain on sale of Farmer Mac Guaranteed
Securities	-	-	367	-	-
Gains on the repurchase of debt	-	116	-	-	1,368
Gains on the sale of real estate owned	809	34	523	178	24
Representation and warranty claims income	718	79	2,816	-	-
Other income	1,001	1,872	1,295	812	1,332
Non-interest income/(loss)	27,110	33,192	11,491	4,022	(88,859)

Non-interest expense	23,094	11,518	16,263	15,182	18,767
Income/(loss) before income taxes and cumulative
effect of change in accounting principles	44,702	72,363	60,991	61,118	(35,633)
Income tax expense/(benefit)	12,689	23,091	19,751	19,847	(14,059)
Net income/(loss)	32,013	49,272	41,240	41,271	(21,574)
Preferred stock dividends	(2,240)	(2,240)	(2,240)	(2,240)	(1,456)
Net income/(loss) available to common
stockholders	$29,773	$47,032	$39,000	$39,031	$(23,030)

Allowance for Losses Activity:
(Recovery)/provision for losses	$(3,408)	$(8,777)	$(412)	$7,285	$8,247
Net charge-offs/(recoveries)	690	(329)	4,540	5,243	4,120
Ending balance	4,555	8,653	17,101	22,053	20,011

Earnings Per Common Share and Dividends:
Basic earnings/(loss) per common share	$2.74	$4.14	$3.24	$3.32	$(1.98)
Diluted earnings/(loss) per common share	$2.68	$4.09	$3.20	$3.24	$(1.98)
Common stock dividends per common share	$0.40	$0.40	$0.10	$-	$-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information as of and for each of the years ended December 31, 2006, 2005 and 2004 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

This discussion and analysis of financial condition and results of operations should be read together with: (1) our consolidated financial statements and the related notes to the consolidated financial statements for the fiscal year ended December 31, 2006; and (2) our consolidated financial statements and the related notes to the consolidated financial statements for the fiscal year ended December 31, 2005 and 2004.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to Farmer Mac’s future financial results, business prospects and business developments. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” “should” and similar phrases. The following discussion and analysis includes forward-looking statements addressing Farmer Mac’s:

•	prospects for earnings;
•	prospects for growth in loan purchase, guarantee, securitization and LTSPC volume;
•	trends in net interest income;
•	trends in provisions for losses;
•	trends in expenses;
•	changes in capital position; and
•	other business and financial matters.

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and uncertainties regarding:

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

In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this Annual Report on Form 10-K. Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect new information or any future events or circumstances, except as otherwise mandated by the SEC.

Critical Accounting Policy and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from those estimates. The critical accounting policy that is both important to the portrayal of Farmer Mac’s financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

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

Farmer Mac’s current methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio (“LTV”). For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The current allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

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

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to non-interest expense and reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to non-interest expense. Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of December 31, 2006, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of December 31, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Further information regarding the allowance for losses is included in “—Risk Management—Credit Risk - Loans.”

Results of Operations

Overview. Net income available to common stockholders for 2006 was $29.8 million or $2.68 per diluted common share, compared to $47.0 million or $4.09 per diluted common share in 2005 and $39.0 million or $3.20 per diluted common share in 2004. The effects of Farmer Mac’s stock repurchases of 796,450 shares, 800,202 and 299,248 shares during 2006, 2005 and 2004 respectively, on diluted earnings per share for 2006, 2005 and 2004 were increases of $0.39, $0.21 and $0.02, respectively.

During 2006, Farmer Mac’s program volume totaled $3.0 billion, compared to 2005 volume of $771.7 million. In addition to its program volume during 2005, Farmer Mac added $500.0 million of mission-related investments during that year. Farmer Mac’s outstanding program volume as of December 31, 2006 was $7.2 billion, compared to $5.3 billion as of December 31, 2005. For 2006, Farmer Mac’s new business volume included the:

•	addition of $1.1 billion of Farmer Mac I eligible loans under LTSPCs;
•	purchase of $98.7 million of newly originated Farmer Mac I eligible loans;
•	guarantee of $1.5 billion of AgVantage securities;
•	purchase of $234.7 million of Farmer Mac II USDA-guaranteed portions; and
•	conversion of $1.0 billion of pre-existing LTSPCs into Farmer Mac I Guaranteed Securities in swap transactions.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the recent upward trends in agricultural land values and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate level of allowance for losses as of December 31, 2006 was $4.6 million. This resulted in the release of approximately $3.4 million from the allowance for losses during 2006, compared to the release of $8.8 million and $0.4 million from its allowance for losses in 2005 and 2004, respectively. During 2005, the release from the allowance for losses included $4.8 million recorded as a change in accounting estimate in third quarter 2005. As of December 31, 2006, the allowance for losses of $4.6 million was 10 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $8.7 million and 20 basis points as of December 31, 2005. For further discussion of the change in the allowance for losses and provision for losses, see “—Risk Management—Credit Risk - Loans.”

As of December 31, 2006, the percentage of 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after changes to Farmer Mac’s statutory charter in 1996 that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) was 0.41 percent of the principal balance of the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to 0.58 percent as of December 31, 2005 and 0.55 percent as of December 31, 2004.

The following table presents Farmer Mac’s non-performing assets, which represents the aggregate of 90-day delinquencies, loans performing in bankruptcy and real estate owned.

	As of December 31,
	2006	2005
	(in thousands)
90-day delinquencies (including loans in	$19,655	$25,461
foreclosure and loans restructured
after delinquency)
Loans performing in bankruptcy	17,480	19,771
Real estate owned	2,097	3,532
Non-performing assets	$39,232	$48,764

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding
	Post-1996 Act
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2006	$4,784,983	$39,232	0.82%	$19,577	$19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%
June 30, 2004	4,882,505	69,751	1.43%	36,978	32,773	0.68%
March 31, 2004	4,922,759	91,326	1.86%	33,951	57,375	1.17%
December 31, 2003	5,020,032	69,964	1.39%	39,908	30,056	0.60%

(1) Excludes loans underlying AgVantage securities.

Farmer Mac experienced $0.7 million in net charge-offs in 2006, compared with $0.3 million in net recoveries in 2005 and $4.5 million in net charge-offs for 2004. During 2006, 2005 and 2004, Farmer Mac recovered approximately $0.7 million, $0.1 million and $2.8 million, respectively, from sellers (one of which was Zions First National Bank, a related party, as described in Note 3 to the consolidated financial statements) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac. Farmer Mac had previously charged off these amounts as losses on the associated loans. Because these payments are received from sellers rather than borrowers, such recoveries are reported as income and are not reflected as recoveries in the net losses charged against the allowance for losses. Additionally, Farmer Mac recorded gains on the sale of real estate owned of $0.8 million, $0.1 million and $0.5 million in 2006, 2005 and 2004, respectively.

As of December 31, 2006, approximately $1.5 billion (31 percent) of Farmer Mac’s portfolio of post-1996 Act Farmer Mac I loans and loans underlying LTSPCs and Farmer Mac Guaranteed Securities were in their peak default years (approximately years three through five after origination), compared to $1.3 billion (29 percent) as of December 31, 2005 and $1.4 billion (31 percent) as of December 31, 2004. Notwithstanding the recent historical trends in delinquency rates and the overall agricultural economy during 2006, the level of 90-day delinquencies could increase and higher charge-offs could follow.

Outlook for 2007. USDA’s most recent publications (as available on USDA’s website as of March 1, 2007) forecast:

•	2007 net cash farm income to be $67.2 billion, an increase of $0.5 billion from 2006, and an increase of $2.6 billion over the ten-year average;
•	2007 net farm income to be $66.6 billion, which is 16.2 percent above its ten-year average, and an increase of $6.0 billion over 2006;
•	Total direct U.S. government payments to be $12.4 billion in 2007, down from $16.3 billion for 2006, and 24.7 percent below the five-year average;
•	Countercyclical payments to decrease to $1.6 billion in 2007 from $4.1 billion in 2006;
•	Marketing loan benefits to be down to $0.8 billion in 2007 from $2.0 billion in 2006;
•
The value of U.S. farm real estate to increase 4.5 percent in 2007 to $1.7 trillion from the current projection of $1.6 trillion for 2006, and the general economy to continue improvement supporting further growth in farmland values; and

•	The amount of farm real estate debt to increase by 3.7 percent in 2007 to $124.5 billion, compared to the current projection of $119.9 billion in 2006.

The USDA forecasts referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac’s financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate strong borrower cash flows, and generally increased values in U.S. farm real estate.

Much of Farmer Mac’s recent business volume has been a product of the Corporation’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions. As a result of those efforts, during 2006 Farmer Mac:

•
in two AgVantage transactions with MetLife, guaranteed an aggregate $1.5 billion principal amount of securities supported by five-year general obligations of MetLife collateralized by eligible loans; and

•	in LTSPC transactions with several counterparties, issued standby purchase commitments aggregating $1.1 billion.

In addition, Farmer Mac purchased $234.7 million of guaranteed portions of USDA-guaranteed loans. This brought new business volume in 2006 to a record $3.0 billion, and total volume in both Farmer Mac programs to $7.2 billion, another new record.

While Farmer Mac achieved a dramatic increase in new business volume in 2006, its future business with agricultural mortgage lenders may still be constrained by:

•	high levels of available capital and liquidity of agricultural lenders;
•	changes in the capital, liquidity or funding needs of major business partners;
•	alternative sources of funding and credit enhancement for agricultural lenders; and
•	increased competition in the secondary market for agricultural mortgage loans.

Looking ahead, Farmer Mac remains confident of opportunities for increased business volume and income growth as a result of the Corporation’s product development and customer service efforts. Farmer Mac’s marketing initiatives are generating business opportunities for 2007 and, it believes, beyond. Current initiatives include:

•	expanded use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage portfolios;
•	agribusiness and rural development loans associated with agriculture, in fulfillment of Farmer Mac’s Congressional mission; and
•
an ongoing alliance with the American Bankers Association (“ABA”), under which Farmer Mac facilitates access and offers improved pricing to ABA member institutions and the ABA promotes member participation in the Farmer Mac I program.

Some of the agribusiness and rural development initiatives will require Farmer Mac to consider credit risks that expand upon or differ from those the Corporation has accepted previously. Farmer Mac will use underwriting standards appropriate to those credit risks, and likely will draw upon outside expertise to analyze and evaluate the credit and funding aspects of loans submitted pursuant to those initiatives. While Farmer Mac is seeking to expand its mix of loan types within the scope of its Congressional charter, it is too early to assess the probability of success of these efforts. Farmer Mac believes that prospects for large portfolio transactions, similar to those that have accounted for a significant portion of Farmer Mac’s previous growth, continue to exist. No assurance can be given at this time as to the certainty or timing of similar transactions in the future.

In first quarter 2007, Farmer Mac purchased, as a mission-related non-program investment consistent with parameters approved by FCA, $365.6 million of mortgage-backed securities representing beneficial ownership interests in distribution cooperative mortgage loans made by the National Rural Utilities Cooperative Finance Corporation (“CFC”). The transaction improves CFC’s pricing to its rural electric cooperative members and advances Farmer Mac’s role in financing rural America.

A detailed presentation of Farmer Mac’s financial results for the years ended December 31, 2006, 2005 and 2004 follows.

Net Interest Income. Net interest income was $38.3 million for 2006, $50.6 million for 2005 and $67.4 million for 2004. The net interest yield was 85 basis points for the year ended December 31, 2006, compared to 131 basis points for the year ended December 31, 2005 and 175 basis points for the year ended December 31, 2004. As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets. For the years ended December 31, 2006, 2005 and 2004, this classification resulted in increases in the net interest yield of 7 basis points, 43 basis points, and 84 basis points, respectively.

Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date. The effect of SFAS 140 was a reclassification of approximately $3.4 million (8 basis points) of guarantee fee income as interest income for the year ended December 31, 2006, compared to $3.7 million (10 basis points) for the year ended December 31, 2005 and $4.1 million (10 basis points) for the year ended December 31, 2004.

The net interest yields for the years ended December 31, 2006, 2005 and 2004 included the benefits of yield maintenance payments of 9 basis points, 12 basis points and 13 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and amounts of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results. For the years ended December 31, 2006, 2005 and 2004, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $2.5 million or $0.23 per diluted share, $3.1 million or $0.27 per diluted share and $3.4 million or $0.28 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2006, 2005 and 2004. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will decrease or increase accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and amounts of yield maintenance payments. The average rate earned on cash and cash equivalents reflects the increase in the level of short-term interest rates in 2006 and 2005, compared to 2004, and an increase in short-term market rates in 2006 compared to 2005. The increase in the average rate for investments reflects the floating rate nature of most investments acquired and outstanding during 2006. The higher average rate on loans and Farmer Mac Guaranteed Securities reflects the reset of adjustable-rate mortgages to higher rates and the acquisition of new higher-yielding loans. The higher average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on notes payable due after one year reflects the issuance of new debt at higher market rates during 2006.

	2006			2005			2004
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:	(dollars in thousands)

Cash and cash
equivalents	$758,544	$38,318	5.05%	$483,966	$15,746	3.25%	$600,964	$8,429	1.40%
Investments	1,716,356	89,881	5.24%	1,269,769	54,668	4.31%	973,230	27,957	2.87%
Loans and Farmer
Mac Guaranteed
Securities	2,055,657	121,723	5.92%	2,120,508	122,158	5.76%	2,274,046	126,515	5.56%
Total interest-
earning assets	4,530,557	249,922	5.52%	3,874,243	192,572	4.97%	3,848,240	162,901	4.23%

Funding:
Notes payable due
within one year	2,568,869	125,741	4.89%	1,920,390	61,939	3.23%	2,050,934	27,708	1.35%
Notes payable due
after one year	1,745,968	85,891	4.92%	1,750,436	79,998	4.57%	1,609,236	67,841	4.22%
Total interest-
bearing liabilities	4,314,837	211,632	4.90%	3,670,826	141,937	3.87%	3,660,170	95,549	2.61%
Net non-interest-
bearing funding	215,720	-	0.00%	203,417	-	0.00%	188,070	-	0.00%
Total funding	$4,530,557	211,632	4.67%	$3,874,243	141,937	3.66%	$3,848,240	95,549	2.48%

Net interest income/yield		$38,290	0.85%		$50,635	1.31%		$67,352	1.75%

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

	2006 vs. 2005			2005 vs. 2004
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$11,137	$11,435	$22,572	$9,237	$(1,919)	$7,318
Investments	13,411	21,802	35,213	16,582	10,129	26,711
Loans and Farmer Mac Guaranteed Securities	3,356	(3,791)	(435)	4,384	(8,742)	(4,358)
Total	27,904	29,446	57,350	30,203	(532)	29,671

Expense from interest-bearing liabilities	42,153	27,542	69,695	46,109	279	46,388
Change in net interest income	$(14,249)	$1,904	$(12,345)	$(15,906)	$(811)	$(16,717)

Guarantee and Commitment Fees. Guarantee and commitment fee income, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, was $21.8 million for 2006, compared to $19.6 million for 2005 and $21.0 million for 2004. The changes in guarantee and commitment fee income reflect the changes in the average guarantee and commitment fee rates and the average balance of outstanding guarantees and LTSPCs. For 2006, 2005 and 2004, respectively, the effects of SFAS 140 classified guarantee fees received of $3.4 million, $3.7 million and $4.1 million as interest income, although management considers that amount to have been earned in consideration for the assumption of credit risk. That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk. When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

Gains and Losses on Financial Derivatives and Trading Assets. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income. As discussed in Note 6 to the consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives. The net effect of gains and losses on financial derivatives and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net gain of $1.6 million and $11.5 million for 2006 and 2005, respectively, and a net loss of $14.7 million for 2004.

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

Gains on Sale of Available-for-Sale Investment Securities. During 2006, Farmer Mac recognized realized gains of $1.2 million from the sale of securities from its available-for-sale portfolio. During 2005, Farmer Mac did not sell any securities from its available-for-sale portfolio. During 2004, Farmer Mac recognized realized gains of $0.2 million from the sale of securities from its available-for-sale portfolio.

Gain on the Repurchase of Debt. During 2005, Farmer Mac recognized a gain of $0.1 million on the repurchase of $21.0 million of its outstanding debt. During 2006 and 2004, Farmer Mac did not repurchase any of its outstanding debt.

Gains on the Sale of Real Estate Owned. Gains on the sale of real estate owned were $0.8 million, $0.1 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Representation and Warranty Claims Income. During 2006, 2005 and 2004, Farmer Mac recovered approximately $0.7 million, $0.1 million and $2.8 million, respectively, from sellers (one of which during 2004 was Zions First National Bank, a related party, as described in Note 3 to the consolidated financial statements) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac.

Other Income. Other income was $1.0 million, $1.9 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2005 compared to 2006 and 2004 was the result of a higher level of late fees received in 2005.

Expenses. During 2006, 2005 and 2004, Farmer Mac undertook several initiatives to validate and enhance its risk management practices, internal controls and accounting and financial reporting. These initiatives are the result of ongoing corporate diligence and a number of regulatory considerations, including compliance with the Sarbanes-Oxley Act of 2002 and FCA requirements, as well as the heightened focus on the regulatory environment for GSEs generally. The general increases in both compensation and employee benefits and general and administrative expenses from 2004 through 2006 reflect the costs of those initiatives, particularly staffing increases relative to the internal controls function. In addition, Farmer Mac recorded stock option expense of $2.4 million in 2006 related to the adoption of SFAS 123(R). Compensation and employee benefits were $11.9 million, $8.2 million and $7.0 million for 2006, 2005 and 2004, respectively. General and administrative expenses, including legal, independent audit, and consulting fees, were $9.8 million, $9.7 million and $8.8 million for 2006, 2005 and 2004, respectively. Farmer Mac expects all of the above-mentioned expenses to continue at approximately the same levels through 2007.

Regulatory fees were $2.3 million, $2.3 million and $2.1 million for 2006, 2005 and 2004, respectively. FCA has advised Farmer Mac that its estimated assessment for 2007 is $2.2 million. The regulatory assessments from FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2006, 2005 and 2004 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred. These revisions have resulted in both additional assessments and refunds in the past.

Income Tax Expense. Income tax expense totaled $12.7 million in 2006, compared to $23.1 million in 2005 and $19.8 million in 2004. Farmer Mac’s effective tax rates for 2006, 2005 and 2004 were approximately 28.4 percent, 31.9 percent and 32.4 percent, respectively. For more information about income taxes, see Note 10 to the consolidated financial statements.

Effects of SFAS 133. Farmer Mac records financial derivatives at fair value on its balance sheet with the related changes in fair value recognized in the consolidated statement of operations. Although the Corporation’s use of financial derivatives achieves its economic and risk management objectives, its classification of financial derivatives as undesignated hedges under SFAS 133 allows factors unrelated to the economic performance of the Corporation’s business, such as changes in interest rates, to increase the volatility - even the direction - of the Corporation’s earnings under GAAP.

Farmer Mac enters into financial derivative transactions to protect against risk from the effects of market price or interest rate movements on the value of assets, future cash flows and debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective fixed-rate cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. Specifically, interest rate swaps convert economically the variable cash flows related to the forecasted issuance of short-term debt to effectively fixed-rate medium-term and long-term notes that match the anticipated duration, interest rate reset date and interest rate characteristics of the corresponding assets. Since this strategy provides Farmer Mac with approximately the same cash flows as those that are inherent in the issuance of medium-term notes, Farmer Mac uses either the bond market or the swap market based upon their relative pricing efficiencies.

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

During 2006, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities and LTSPCs totaled $3.0 billion, an increase from 2005 volume of $771.7 million. That increase was attributable to an increase of $1.5 billion in Farmer Mac I loan and Guaranteed Securities volume, an increase of $0.7 billion in LTSPC volume, and an increase of $34.5 million in Farmer Mac II volume, compared to 2005 volume levels. During 2005, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities and LTSPCs totaled $771.7 million, an increase from 2004 volume of $671.0 million. That increase was attributable to an increase of $5.7 million in Farmer Mac I loan volume, an increase of $68.9 million in LTSPC volume, and an increase of $26.1 million in Farmer Mac II volume, compared to 2004 volume levels. The following table sets forth information regarding the volume of loans purchased or placed under Farmer Mac Guaranteed Securities or LTSPCs for the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Farmer Mac I:
Loans and Guaranteed Securities	$1,598,673	$110,056	$104,404
LTSPCs	1,139,699	461,441	392,559
Farmer Mac II	234,684	200,168	174,074
Total	$2,973,056	$771,665	$671,037

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

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and sells Farmer Mac I Guaranteed Securities backed by those loans. Farmer Mac’s decision to retain loans it purchases is based on analysis of the underlying funding costs and resulting net interest income achievable over the lives of the loans. The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased and retained (excluding the purchases of defaulted loans) during both 2006 and 2005 was less than one year and 71 percent and 60 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.9 and 19.1 years, respectively.

During 2006, 2005 and 2004, Farmer Mac securitized loans it purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $4.0 million, $53.3 million and $94.1 million, respectively. Of those securitization transactions, $46.7 million and $64.5 million were sold to Zions First National Bank in 2005 and 2004, respectively, and $4.0 million, $6.6 million and $29.6 million of such securities were sold to AgStar Financial Services, ACA in 2006, 2005 and 2004, respectively. Both Zions First National Bank and AgStar Financial Services, ACA are related parties with respect to Farmer Mac. During 2006, Farmer Mac issued $1.0 billion of Farmer Mac I Guaranteed Securities in the form of swap transactions, $470.2 million of which were issued to related parties. Those related party transactions consisted of a $341.2 million swap transaction with AgStar Financial Services, ACA and a $129.0 million swap transaction with Sacramento Valley Farm Credit, ACA. All of the swap transactions resulted from the participants’ exercise of a conversion feature incorporated in all existing LTSPCs.

The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

Farmer Mac I Guaranteed Securities Activity
	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)

Loans securitized and sold as Farmer Mac I
Guaranteed Securities	$3,994	$53,315	$94,062
AgVantage securities	1,500,000	-	-
Swap transactions	1,034,860	-	-
Total Farmer Mac Guaranteed Securities Issuances	$2,538,854	$53,315	$94,062

The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities increased 37.3 percent to $7.2 billion as of December 31, 2006 from $5.3 billion as of December 31, 2005. The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs

	As of December 31,
	2006	2005	2004
	(in thousands)
Farmer Mac I:
Post-1996 Act:
Loans and Guaranteed Securities	$4,338,698	$2,094,410	$2,367,460
LTSPCs	1,969,734	2,329,798	2,295,103
Pre-1996 Act	5,057	13,046	18,640
Farmer Mac II	925,799	835,732	768,542
Total	$7,239,288	$5,272,986	$5,449,745

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

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases	$98,673	$110,056	$104,404
Defaulted loans purchased underlying
off-balance sheet Farmer Mac I
Guaranteed Securities	707	2,191	2,186
Defaulted loans purchased
underlying LTSPCs	7,449	1,237	2,292
Defaulted loans underlying
on-balance sheet Farmer Mac I
Guaranteed Securities transferred
to loans	1,467	7,483	8,305

The purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac’s obligations as guarantor and under its contractual commitments, respectively. Farmer Mac may, in its sole discretion, purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as “removal-of-account” provisions). Farmer Mac records all such defaulted loans at their fair values during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans. Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values. Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2006 and 2005 was seven years and six years, respectively.

For information regarding sellers in the Farmer Mac I and Farmer Mac II programs, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Farmer Mac II—United States Department of Agriculture Guaranteed Loan Programs.”

Related Party Transactions. In 2006, 2005 and 2004, Farmer Mac conducted business with entities that are related parties as a result of either a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity or the entity being the holder of at least 10 percent of a class of voting common stock. These transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party. For more information about related party transactions, see Note 3 to the consolidated financial statements.

Balance Sheet Review

Assets. As of December 31, 2006, total assets were $5.0 billion compared to $4.3 billion as of December 31, 2005. On-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) decreased $24.7 million during 2006 to a total of $2.1 billion. Farmer Mac’s non-program assets increased $0.6 billion to $2.9 billion as of December 31, 2006.

The following table presents Farmer Mac’s on-balance sheet program assets based on the frequency that their interest rates reset.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2006	2005
	(in thousands)

Fixed rate (10-yr. wtd. avg. term)	$891,429	$879,403
5-to-10 year ARMs and resets	761,754	764,219
1-Month-to-3-Year ARMs	452,656	486,870
Total held in portfolio	$2,105,839	$2,130,492
Liabilities. Total liabilities increased to $4.7 billion as of December 31, 2006 from $4.1 billion as of December 31, 2005. The increase in liabilities was due primarily to an increase in notes payable, which corresponded to the increase of on-balance sheet assets. For more information about Farmer Mac’s funding and interest rate risk practices and how financial derivatives are used, see “—Risk Management—Interest Rate Risk.” For more information about Farmer Mac’s reserve for losses, see “—Risk Management—Credit Risk - Loans.”

Capital. As of December 31, 2006, stockholders’ equity totaled $248.5 million, compared to $246.0 million as of December 31, 2005. The increase was primarily due to net income of $32.0 million earned during 2006, a net after tax decrease of $10.8 million in unrealized gains on investment securities and Farmer Mac Guaranteed Securities classified as available for sale and $6.7 million in stock option exercises, partially offset by the $21.9 million repurchase of Class C non-voting common stock and the payment of preferred stock dividends and common stock dividends in the amounts of $2.2 million and $4.3 million, respectively. Farmer Mac’s return on average common equity was 14.0 percent for 2006, compared to 22.9 percent for 2005 and 20.8 percent for 2004. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test. As of December 31, 2006, Farmer Mac’s core capital totaled $243.5 million and exceeded its statutory minimum capital requirement of $174.5 million by $69.0 million. As of December 31, 2006, Farmer Mac’s risk-based capital stress test generated a regulatory capital requirement of $42.9 million. Farmer Mac’s regulatory capital of $248.1 million exceeded that amount by approximately $205.2 million. For further information, see “—Liquidity and Capital Resources—Capital Requirements.”

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

As of December 31, 2006 and 2005, outstanding off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs totaled $5.2 billion and $3.2 billion, respectively. The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2006 and 2005:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2006	2005
	(in thousands)
Farmer Mac I Post-1996 Act obligations:
Farmer Mac I Guaranteed Securities	$3,149,895	$804,785
LTSPCs	1,969,734	2,329,798
Total Farmer Mac I Post-1996 Act obligations	5,119,629	3,134,583
Farmer Mac II Guaranteed Securities	33,132	39,508
Total Farmer Mac I and II	$5,152,761	$3,174,091

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of December 31, 2006, 46 percent of the total outstanding balance of retained Farmer Mac I loans and Guaranteed Securities had yield maintenance provisions and 7 percent had other forms of prepayment protection (together covering 86 percent of all loans with fixed interest rates). Of the Farmer Mac I new and current loans purchased in 2006, 14 percent had yield maintenance or another form of prepayment protection (including 12 percent of all loans with fixed interest rates). As of December 31, 2006, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 17 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in 2006, 23 percent contained prepayment penalties.

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

Farmer Mac’s $877.7 million of cash and cash equivalents as of December 31, 2006 matures within three months and is match-funded with discount notes having similar maturities. As of December 31, 2006, $1.0 billion of the $1.8 billion of investment securities (56 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  See Note 4 to the consolidated financial statements for more information on investment securities. These floating rate investments are funded using:

•	a series of discount note issuances in which each successive discount note is issued and matures on or about the corresponding interest rate reset date of the related investment;
•	floating-rate notes having similar interest rate reset provisions as the related investment; or
•	fixed-rate notes swapped to floating rates having similar interest rate reset provisions as the related investment.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its Market Value of Equity (“MVE”) to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of December 31, 2006 and December 31, 2005 to an immediate and instantaneous parallel shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	As of December 31,
Scenario	2006	2005

+ 300 bp	-7.9%	-6.2%
+ 200 bp	-4.7%	-3.6%
+ 100 bp	-1.9%	-1.4%
- 100 bp	0.0%	0.0%
- 200 bp	-1.1%	-0.7%
- 300 bp	-2.1%	-1.5%

As measured by this MVE analysis, Farmer Mac’s long-term interest rate sensitivity remained at relatively low levels despite the significant change in the slope of the yield curve that occurred during the year. Farmer Mac’s effective duration gap was plus 0.7 months as of December 31, 2006, compared to plus 0.5 months as of December 31, 2005.

As of December 31, 2006, a uniform or “parallel” increase of 100 basis points would have increased net interest income (“NII”) by 2.8 percent, while a parallel decrease of 100 basis points would have decreased NII by 4.1 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of December 31, 2006, both MVE and NII showed less sensitivity to non-parallel shocks than to the parallel shocks. The relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

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

As of December 31, 2006, Farmer Mac had $1.9 billion combined notional amount of interest rate swaps, with terms ranging from one to fifteen years, of which $803.4 million were floating-to-fixed interest rate swaps, $335.1 million were basis swaps and $810.5 million were fixed-to-floating interest rate swaps.

Farmer Mac uses financial derivatives as an end-user for hedging purposes, not for trading or speculative purposes. As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty. As of December 31, 2006, Farmer Mac had uncollateralized net exposures of $1.3 million to one counterparty.

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

	As of December 31,
	2006	2005	2004
	(in thousands)
Farmer Mac I:
Post-1996 Act:
Loans and Guaranteed Securities	$4,338,698	$2,094,410	$2,367,460
LTSPCs	1,969,734	2,329,798	2,295,103
Pre-1996 Act	5,057	13,046	18,640
Farmer Mac II	925,799	835,732	768,542
Total	$7,239,288	$5,272,986	$5,449,745

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

Farmer Mac has established underwriting, collateral valuation and documentation standards for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and collateral valuations to all participating sellers and potential sellers in its programs. These standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan. Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans. Sellers are responsible to Farmer Mac for breaches of those representations and warranties that result in economic losses to the Corporation. Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements. Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans. Detailed information regarding Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers.”

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

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of December 31, 2006, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of December 31, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

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

Farmer Mac’s current methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and LTV ratio. For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The current allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

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

As of December 31, 2006, Farmer Mac concluded that the credit profile of its portfolio was consistent with Farmer Mac’s historical credit profile and trends. Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS 5 and SFAS 114.

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to non-interest expense and reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to non-interest expense. Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for each year in the five-year period ended December 31, 2006:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2002	$1,352	$-	$14,532	$15,884

Provision/(recovery) for losses	4,561	1,308	2,378	8,247
Charge-offs	(3,621)	(886)	(153)	(4,660)
Recoveries	370	170	-	540
Balance as of December 31, 2002	$2,662	$592	$16,757	$20,011

Provision/(recovery) for losses	6,524	1,230	(469)	7,285
Charge-offs	(3,220)	(1,814)	(440)	(5,474)
Recoveries	1	230	-	231
Balance as of December 31, 2003	$5,967	$238	$15,848	$22,053

Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Charge-offs	(3,326)	(1,375)	(4)	(4,705)
Recoveries	165	-	-	165
Balance as of December 31, 2004	$4,395	$-	$12,706	$17,101

Provision/(recovery) for losses	(3,335)	206	(859)	(3,988)
Charge-offs	(105)	(206)	-	(311)
Recoveries	640	-	-	640
Change in accounting estimate	3,281	-	(8,070)	(4,789)
Balance as of December 31, 2005	$4,876	$-	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365
Balance as of December 31, 2006	$1,945	$-	$2,610	$4,555

Farmer Mac released $3.4 million from the allowance for losses during 2006, compared to a release of $8.8 million in 2005. Included in the change in the allowance for losses in 2005 was a $4.8 million decrease in the allowance for losses as a result of a change in accounting estimate. During 2006, Farmer Mac charged off $1.0 million in losses against the allowance for losses and had $0.4 million in recoveries. During 2005, Farmer Mac charged off $0.3 million in losses against the allowance for losses and had $0.6 million in recoveries. The charge-offs for 2006 and 2005 did not include any amounts related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities.

As of December 31, 2006, Farmer Mac’s allowance for losses totaled $4.6 million, or 10 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $8.7 million (20 basis points) as of December 31, 2005. The year-to-year decrease in this ratio is a result of the overall improved credit quality of the Farmer Mac portfolio, the strong U.S. agricultural economy, and the recordation of a change in accounting estimate resulting from the implementation, during third quarter 2005, of a new methodology to estimate probable losses inherent in its post-1996 Act Farmer Mac I portfolio.

As of December 31, 2006, Farmer Mac’s 90-day delinquencies totaled $19.7 million and represented 0.41 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $25.5 million (0.58 percent) as of December 31, 2005. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans. As of December 31, 2006, loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned (“post-1996 Act non-performing assets”) totaled $39.2 million and represented 0.82 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $48.8 million (1.11 percent) as of December 31, 2005. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding
	Post-1996 Act
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2006	$4,784,983	$39,232	0.82%	$19,577	$19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%
September 30, 2004	4,756,839	75,022	1.58%	27,438	47,584	1.01%
June 30, 2004	4,882,505	69,751	1.43%	36,978	32,773	0.68%
March 31, 2004	4,922,759	91,326	1.86%	33,951	57,375	1.17%
December 31, 2003	5,020,032	69,964	1.39%	39,908	30,056	0.60%

(1) Excludes loans underlying AgVantage securities.

As of December 31, 2006, approximately $1.5 billion (31 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.3 billion (29 percent) as of December 31, 2005.

As of December 31, 2006, Farmer Mac individually analyzed $18.0 million of its $56.9 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $38.8 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. All of the $18.0 million of assets analyzed individually were adequately collateralized. Accordingly, Farmer Mac did not record any specific allowances for under-collateralized assets as of December 31, 2006. Farmer Mac’s non-specific or general allowances were $4.6 million as of December 31, 2006.

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

LTVs depend upon the market value of a property with due regard for its income-producing potential in the hands of a competent operator. As required by Farmer Mac’s collateral valuation standards, an appraisal of agricultural real estate should include analysis of the income producing capability of the property and address the income estimate in the market analysis. Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator’s business and farming skills.

As of December 31, 2006, the weighted-average original LTV for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs was 50 percent, and the weighted-average original LTV for all post-1996 Act non-performing assets was 56 percent. The following table summarizes the post-1996 Act non-performing assets by original LTV:

Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio as of December 31, 2006
(dollars in thousands)
	Post-1996 Act
	Non-performing
Original LTV Ratio	Assets	Percentage
0.00% to 40.00%	$1,912	5%
40.01% to 50.00%	6,674	17%
50.01% to 60.00%	16,862	43%
60.01% to 70.00%	13,384	34%
70.01% to 80.00%	331	1%
80.01% +	69	0%
Total	$39,232	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets as of December 31, 2006 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets
	Distribution of
	Outstanding	Outstanding	Post-1996 Act
	Loans,	Loans,	Non-	Non-
	Guarantees and	Guarantees and	performing	performing
	LTSPCs	LTSPCs (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1996	11%	$510,235	$3,163	0.62%
1996	4%	198,362	6,524	3.29%
1997	5%	254,497	3,783	1.49%
1998	9%	430,921	6,557	1.52%
1999	9%	450,611	11,369	2.52%
2000	5%	255,217	4,355	1.71%
2001	9%	436,541	2,835	0.65%
2002	11%	511,479	496	0.10%
2003	11%	518,104	-	0.00%
2004	8%	387,222	-	0.00%
2005	11%	505,536	150	0.03%
2006	7%	326,258	-	0.00%
Total	100%	$4,784,983	$39,232	0.82%

By geographic region (3):
Northwest	18%	$845,833	$23,934	2.83%
Southwest	45%	2,141,618	7,911	0.37%
Mid-North	18%	880,206	1,521	0.17%
Mid-South	8%	378,866	2,562	0.68%
Northeast	7%	340,208	1,776	0.52%
Southeast	4%	198,252	1,528	0.77%
Total	100%	$4,784,983	$39,232	0.82%

By commodity/collateral type:
Crops	41%	$1,977,557	$13,769	0.70%
Permanent plantings	24%	1,139,782	19,344	1.70%
Livestock	25%	1,193,158	3,758	0.31%
Part-time farm/rural housing	6%	292,179	2,361	0.81%
Ag storage and processing	3%	122,038	-	0.00%
Other	1%	60,269	-	0.00%
Total	100%	$4,784,983	$39,232	0.82%

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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2006, by year of origination, geographic region and commodity/collateral type. The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Post-1996 Act Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs

	Cumulative
	Original Loans,		Cumulative	Cumulative
	Guarantees		Net Credit	Loss
	and LTSPCs (1)		Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1996	$2,749,275		$86	0.00%
1996	649,677		1,503	0.23%
1997	744,004		2,513	0.34%
1998	1,111,998		3,895	0.35%
1999	1,121,203		1,323	0.12%
2000	724,557		2,283	0.32%
2001	1,007,796		651	0.06%
2002	975,744		-	0.00%
2003	803,961		-	0.00%
2004	519,784		-	0.00%
2005	616,666		-	0.00%
2006	432,641		-	0.00%
Total	$11,457,306		$12,254	0.11%

By geographic region (2):
Northwest	$2,236,299		$6,949	0.31%
Southwest	4,910,828		4,732	0.10%
Mid-North	1,792,254		18	0.00%
Mid-South	735,652		336	0.05%
Northeast	925,212		1	0.00%
Southeast	857,061		218	0.03%
Total	$11,457,306		$12,254	0.11%

By commodity/collateral type:
Crops	$4,671,245		$(19)	0.00%
Permanent plantings	2,784,982		9,359	0.34%
Livestock	2,794,356		2,708	0.10%
Part-time farm/rural housing	795,939		206	0.03%
Ag storage and processing	261,365	(3)	-	0.00%
Other	149,419		-	0.00%
Total	$11,457,306		$12,254	0.11%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of December 31, 2006, approximately $86.1 million of the loans were not yet disbursed by the lender.

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

AgVantage securities are general obligations of the AgVantage issuers and are secured by collateral in an amount ranging from 103 percent to 150 percent of the bond amount. In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage securities by evaluating and monitoring the financial condition of the issuers of the AgVantage securities. Outstanding AgVantage on-balance sheet securities totaled $23.5 million as of December 31, 2006, and $28.6 million as of December 31, 2005. In addition, during 2006, as noted above, Farmer Mac guaranteed $1.5 billion principal amount of AgVantage off-balance sheet securities.

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

Credit Risk - Other Investments. The credit risk inherent in other investments held by Farmer Mac is mitigated by Farmer Mac’s policies of investing in highly-rated instruments and establishing concentration limits, which reduce exposure to any one counterparty. Farmer Mac’s policies limit the Corporation’s total credit exposure, including uncollateralized credit exposure resulting from financial derivatives, to a single entity by limiting the dollar amount of investments with each individual entity to the greater of 25 percent of Farmer Mac’s regulatory core capital or $25.0 million. That limitation excludes exposure to agencies of the U.S. government, GSEs and money market funds. Farmer Mac's policies also require each investment or issuer of an investment to be highly rated by an NRSRO, with limited exceptions where a rating of the investment or issuer is not required by applicable FCA regulations such as investments in obligations of the United States or GSEs. Investments in mortgage securities and asset- backed securities are required to be rated in the highest NRSRO rating category. Investments in money market instruments, municipal securities and corporate debt securities are required to be rated in one of the two highest NRSRO rating categories, except that corporate debt securities with maturities of three years or less are required to be rated in one of the three highest NRSRO rating categories.

As of December 31, 2006, Farmer Mac had cash equivalents and investments in commercial paper, corporate debt securities, and preferred stock issued by 61 entities totaling $2.3 billion. Farmer Mac’s investments in 29 of these entities each exceeded 10 percent of Farmer Mac’s core capital (the cumulative balance of investments in such entities totaled $1.6 billion), and investments in thirteen of these entities each exceeded 15 percent of core capital. In addition, as of December 31, 2006, Farmer Mac held $173.4 million of securities issued by GSEs or agencies of the U.S. government and $231.9 million in five money market investment accounts. The maximum amount held in any one money market fund investment fund at any time during 2006 was approximately $282.3 million. As of December 31, 2006, 37.4 percent of Farmer Mac’s investment portfolio, excluding GSE and agency investments, consisted of short-term highly liquid investments.

Liquidity and Capital Resources

Farmer Mac has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future and has a contingency funding plan to handle unanticipated disruptions in its access to the capital markets.

Debt Issuance. Section 8.6(e) of Farmer Mac’s statutory charter (12 U.S.C. § 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable available cash and cash equivalents for business operations, including adequate liquidity. Farmer Mac funds its purchases of program (loans and Farmer Mac Guaranteed Securities), mission-related and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets. Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations.

The interest and principal on Farmer Mac’s debt are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac. Farmer Mac is an institution of the FCS, but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac. Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation. The Corporation’s discount notes and medium-term notes are not currently rated by an NRSRO.

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.6 billion was outstanding as of December 31, 2006), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

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

During 2006, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac’s liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets. To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities principally ranging from one day to approximately ninety days and invests the proceeds not needed for program asset purchases in highly-rated securities. Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes. The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs. In compliance with regulations issued by FCA in 2005, including dollar amount, issuer concentration and credit quality limitations, Farmer Mac’s current policies authorize non-program investments in:

•	obligations of the United States;
•	obligations of GSEs;
•	municipal securities;
•	international and multilateral development bank obligations;
•	money market instruments;
•	diversified investment funds;
•	asset-backed securities;
•	corporate debt securities; and
•	mortgage securities.

As of December 31, 2006, Farmer Mac was in compliance with the authorizations set forth in its investment guidelines.

The following table presents Farmer Mac’s five largest investments as of December 31, 2006:

		Security
		Credit
Investment	Issuer	Rating	Investment
(in thousands)
Corporate Debt	CFC [1]	A1	$ 500,000	[2]
Columbia Strategic Cash	Bank of America	AAA	104,264
Preferred Stock	CoBank, ACB	not rated [3]	88,500	[2]
Preferred Stock	AgFirst Farm Credit Bank	not rated [3]	88,035	[2]
Primary Fund	The Reserve	AAA	79,210

[1]	CFC investment is part of a mission-related program approved by the Farm Credit Administration.
[2]	Investment balance does not include premiums paid or unrealized gains or losses on the securities.
[3]	CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government-sponsored enterprise.

As a result of Farmer Mac’s regular issuance of discount notes and medium-term notes and its status as a federally chartered instrumentality of the United States, Farmer Mac has been able to access the capital markets at favorable rates. Farmer Mac has also used floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding. While the swap market may provide favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the rates on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets.

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs. As of December 31, 2006, Farmer Mac’s cash and cash equivalents and liquidity investment securities were $877.7 million and $1.3 billion, respectively. In addition, as of December 31, 2006, Farmer Mac held (1) $500.0 million of mission-related non-program investments issued by CFC and (2) $892.7 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the United States. Both types of assets could be drawn upon as an additional source of liquidity. As of December 31, 2006, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 80 percent of Farmer Mac’s total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. During 2006, Farmer Mac maintained an average of greater than 90 days of liquidity.

The principal sources of funding for Farmer Mac’s obligations under its guarantees and LTSPCs are:

•	the ongoing fees received on its guarantees and commitments:
•	net interest income received on loans, investments and Farmer Mac Guaranteed Securities; and
•	the proceeds of debt issuance.

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

Certain enforcement powers are given to FCA depending upon Farmer Mac’s compliance with the capital standards. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.” As of December 31, 2006 and 2005, Farmer Mac was classified as within “level I” (the highest compliance level). The following table sets forth Farmer Mac’s minimum capital requirement as of December 31, 2006 and 2005.

	December 31, 2006			December 31, 2005
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets as defined for
determining statutory minimum capital	$4,935,181	2.75%	$135,717	$4,306,767	2.75%	$118,436
Outstanding balance of Farmer Mac
Guaranteed Securities held by others
and LTSPCs	5,152,761	0.75%	38,646	3,174,091	0.75%	23,805
Derivative and hedging obligations	23,474	0.75%	176	29,162	0.75%	219
Minimum capital level			174,539			142,460
Actual core capital			243,533			230,785
Capital surplus			$68,994			$88,325

Based on the statutory minimum capital requirements, Farmer Mac’s current capital surplus would support additional guarantee growth in amounts ranging from $2.5 billion of on-balance sheet guarantees to more than $9.2 billion of off-balance sheet guarantees and commitments. Furthermore, Farmer Mac could sell $2.7 billion of on-balance sheet non-program assets (cash and cash equivalents and investment securities) and $2.1 billion of on-balance sheet program assets in order to support further increases of on- and off-balance sheet program guarantees and commitments. Any transactions would be evaluated for compliance with risk-based capital requirements and to optimize Farmer Mac’s return on equity and capital flexibility.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2006 was $42.9 million and Farmer Mac’s regulatory capital of $248.1 million exceeded that amount by approximately $205.2 million. See “—Regulatory Matters” for a discussion of the pro forma effect of a recent change to the risk-based capital requirement.

Accordingly, in the opinion of management, Farmer Mac has sufficient capital and liquidity for the next 12 months and for the foreseeable future.

Contractual Obligations, Contingent Liabilities and Off-Balance Sheet Arrangements. The following table presents the amount and timing of Farmer Mac’s known fixed and determinable contractual obligations by payment date as of December 31, 2006. The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)

Discount notes (1)	$2,449,531	$-	$-	$-	$2,449,531
Medium-term notes (1)	856,150	978,000	169,675	155,000	2,158,825
Interest payments on fixed-rate
medium-term notes	91,055	89,904	33,969	29,011	243,939
Interest payments on floating-rate
medium-term notes (2)	2,009	-	-	-	2,009
Operating lease obligations (3)	627	1,247	1,229	-	3,103
Purchase obligations (4)	480	141	-	-	621

(1)
Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts. For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

(2)
Calculated using the effective interest rates as of December 31, 2006. As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(3)
Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac’s minimum lease payments for office space.

(4)
Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. These agreements include agreements for the provision of audit services, consulting services, information technology support, equipment maintenance, and financial analysis software and services. The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked. The table does not include amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2006 and therefore do not represent enforceable and legally binding obligations. The table also does not include amounts due under the terms of employment agreements with members of senior management; nor does it include payments that are based on a varying outstanding loan volume (such as servicing fees), as those payments are not known fixed and determinable contractual obligations.

See the tables below for information about Farmer Mac’s commitments to purchase loans and Farmer Mac’s contingent obligations under outstanding Farmer Mac I Guaranteed Securities and LTSPCs.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2006 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above. Further information regarding financial derivatives is included in Note 2(h), Note 6 to the consolidated financial statements.

In conducting its loan purchase activities, Farmer Mac enters into mandatory and optional delivery commitments to purchase agricultural mortgage loans and corresponding optional commitments to deliver Farmer Mac Guaranteed Securities. As of December 31, 2006 and 2005, Farmer Mac had no optional delivery commitments to purchase loans or deliver Farmer Mac Guaranteed Securities outstanding. In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy agricultural mortgage loans at an undetermined future date. The following table presents these significant commitments.

	As of December 31,
	2006	2005
	(in thousands)

LTSPCs	$1,969,764	$2,329,798

Mandatory commitments to
purchase loans and
USDA-guaranteed portions	12,463	11,212

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

The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2006 and 2005:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2006	2005
	(in thousands)
Farmer Mac I Post-1996 Act obligations:
Farmer Mac I Guaranteed Securities	$3,149,895	$804,785
LTSPCs	1,969,734	2,329,798
Total Farmer Mac I Post-1996 Act obligations	5,119,629	3,134,583
Farmer Mac II Guaranteed Securities	33,132	39,508
Total Farmer Mac I and II	$5,152,761	$3,174,091

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

In the December 26, 2006 issue of the Federal Register, FCA published a final rule that revises certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  FCA’s announcement of the final rule stated that the revisions were made “in response to changing financial markets, new business practices and the evolution of the loan portfolio at Farmer Mac, as well as continued development of industry best practices among leading financial institutions.” The new risk-based capital rule will become effective March 31, 2007.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  As of December 31, 2006, Farmer Mac’s risk-based capital requirement under the current rule was $42.9 million. If the new risk-based capital rule were in effect as of December 31, 2006, the risk-based capital requirement would be $89.6 million. As of December 31, 2006, Farmer Mac held regulatory capital of $248.1 million, $205.2 million (478 percent) in excess of that required under the current rule and $158.5 million (177 percent) in excess of that which would have been required under the new rule, if it had been in effect on that date.

Other Matters

New Accounting Standards.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS 154 is effective January 1, 2006. SFAS 154, upon adoption, did not have a material effect on Farmer Mac’s results of operations or financial position.

In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“Statement 133”). SFAS 155, among other things, permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. SFAS 155 is not expected to have a material effect on Farmer Mac’s results of operations and financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Quantifying Financial Misstatements (“SAB 108”), which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on Farmer Mac’s results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements and the effects of certain of the measurements on earnings or changes in net assets. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. Farmer Mac is currently evaluating the potential impact, if any, that the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Farmer Mac is currently evaluating the potential impact that the adoption of SFAS 159 would have on its financial statements.

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

Under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation under the COSO criteria, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2006 was effective.

Farmer Mac’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, as stated in their report appearing below.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Farmer Mac’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Farmer Mac’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Farmer Mac maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of Farmer Mac and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 15, 2007

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, Farmer Mac adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of Farmer Mac's internal control over financial reporting and an unqualified opinion on the effectiveness of Farmer Mac's internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 15, 2007

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
Assets:
Cash and cash equivalents	$877,714	$458,852
Investment securities	1,830,904	1,621,941
Farmer Mac Guaranteed Securities	1,330,418	1,330,976
Loans held for sale	71,621	41,956
Loans held for investment	705,745	762,436
Allowance for loan losses	(1,945)	(4,876)
Loans held for investment, net	703,800	757,560
Real estate owned	2,097	3,532
Financial derivatives	9,218	8,719
Interest receivable	73,545	67,509
Guarantee and commitment fees receivable	40,743	22,170
Deferred tax asset, net	6,886	3,223
Prepaid expenses and other assets	6,727	25,007
Total Assets	$4,953,673	$4,341,445

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,298,097	$2,587,704
Due after one year	1,296,691	1,406,527
Total notes payable	4,594,788	3,994,231

Financial derivatives	23,474	29,162
Accrued interest payable	36,125	29,250
Guarantee and commitment obligation	35,359	17,625
Accounts payable and accrued expenses	12,828	21,371
Reserve for losses	2,610	3,777
Total Liabilities	4,705,184	4,095,416

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value,
$50 per share, 700,000 shares authorized, issued
and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization,
1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization,
500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization,
9,075,862 and 9,559,554 shares issued and outstanding
as of December 31, 2006 and 2005, respectively	9,076	9,560
Additional paid-in capital	85,349	83,058
Accumulated other comprehensive income	4,956	15,247
Retained earnings	112,577	101,633
Total Stockholders' Equity	248,489	246,029

Total Liabilities and Stockholders' Equity	$4,953,673	$4,341,445

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)

Interest income:
Investments and cash equivalents	$128,199	$70,414	$36,386
Farmer Mac Guaranteed Securities	75,437	73,389	75,129
Loans	46,286	48,769	51,386
Total interest income	249,922	192,572	162,901

Total interest expense	211,632	141,937	95,549

Net interest income	38,290	50,635	67,352
Recovery/(provision) for loan losses	2,396	54	(1,589)
Net interest income after recovery/(provision)
for loan losses	40,686	50,689	65,763

Non-interest income:
Guarantee and commitment fees	21,815	19,554	20,977
Gains/(losses) on financial derivatives and trading assets	1,617	11,537	(14,687)
Gains on sale of available-for-sale investment securities	1,150	-	200
Gain on sale of Farmer Mac Guaranteed Securities	-	-	367
Gain on the repurchase of debt	-	116	-
Gains on the sale of real estate owned	809	34	523
Representation and warranty claims income	718	79	2,816
Other income	1,001	1,872	1,295
Non-interest income	27,110	33,192	11,491

Non-interest expense:
Compensation and employee benefits	11,901	8,215	7,036
General and administrative	9,769	9,697	8,800
Regulatory fees	2,313	2,316	2,141
Real estate owned operating costs, net	123	13	287
Provision/(recovery) for losses	(1,012)	(8,723)	(2,001)
Non-interest expense	23,094	11,518	16,263

Income before income taxes	44,702	72,363	60,991

Income tax expense	12,689	23,091	19,751
Net income	32,013	49,272	41,240
Preferred stock dividends	(2,240)	(2,240)	(2,240)
Net income available to common stockholders	$29,773	$47,032	$39,000

Earnings per common share:
Basic earnings per common share	$2.74	$4.14	$3.24
Diluted earnings per common share	$2.68	$4.09	$3.20
Common stock dividends per common share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	For Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock:
Balance, beginning of year	700	$35,000	700	$35,000	700	$35,000
Balance, end of year	700	$35,000	700	$35,000	700	$35,000

Common stock:
Balance, beginning of year	11,091	$11,091	11,822	$11,822	12,054	$12,054
Issuance of class C common stock	3	3	3	3	2	2
Repurchase and retirement of class C
common stock	(815)	(815)	(800)	(800)	(299)	(299)
Exercise of stock options	328	328	66	66	65	65
Balance, end of year	10,607	$10,607	11,091	$11,091	11,822	$11,822

Additional paid-in capital:
Balance, beginning of year		$83,058		$87,777		$88,652
Stock-based compensation expense		2,436		-		-
Issuance of class C common stock		70		57		88
Repurchase and retirement of class C
common stock		(6,625)		(5,879)		(2,190)
Exercise of stock options		6,410		1,103		1,227
Balance, end of year		$85,349		$83,058		$87,777

Retained earnings:
Balance, beginning of year		$101,633		$69,359		$35,295
Net income		32,013		49,272		41,240
Preferred stock dividends		(2,240)		(2,240)		(2,240)
Common stock dividends		(4,334)		(4,520)		(1,183)
Repurchase and retirement of class C
common stock		(14,495)		(10,238)		(3,753)
Balance, end of year		$112,577		$101,633		$69,359

Accumulated other comprehensive income:
Balance, beginning of year		$15,247		$31,276		$39,491
Change in unrealized gain on available-for-sale
investment securities, net of tax		(10,835)		(16,722)		(9,714)
Change in unrealized gain/loss on financial
derivatives, net of tax		544		693		1,499
Balance, end of year		$4,956		$15,247		$31,276
Total Stockholders' Equity		$248,489		$246,029		$235,234

Comprehensive income:
Net income		$32,013		$49,272		$41,240
Changes in accumulated other comprehensive
income, net of tax		(10,291)		(16,029)		(8,215)
Comprehensive Income		$21,722		$33,243		$33,025

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$32,013	$49,272	$41,240
Adjustments to reconcile net income to net cash provided by/
(used in) operating activities:
Net amortization of premiums and discounts on loans and investments	(2,459)	2,401	2,564
Amortization of debt premiums, discounts and issuance costs	129,390	65,411	30,687
Proceeds from repayment of trading investment securities	1,776	2,812	4,617
Purchases of loans held for sale	(53,108)	(88,375)	(70,524)
Proceeds from repayment of loans held for sale	8,963	11,641	11,194
Net change in fair value of trading securities and financial derivatives	(6,197)	(25,738)	(20,371)
Amortization of SFAS 133 transition adjustment on financial derivatives	544	693	1,499
Gain on the sale of Farmer Mac Guaranteed Securities	-	-	(367)
Gains on the sale of available-for-sale investment securities	(1,150)	-	(200)
Gains on the sale of real estate owned	(809)	(34)	(523)
Total (recovery)/provision for losses	(3,408)	(8,777)	(412)
Deferred income taxes	2,171	12,459	8,171
Stock-based compensation expense	2,436	-	-
(Increase)/decrease in interest receivable	(6,036)	(9,379)	292
Increase in guarantee and commitment fees receivable	(18,573)	(2,299)	(2,986)
(Increase)/decrease in other assets	33,152	(16,354)	6,079
Increase/(decrease) in accrued interest payable	6,875	3,739	(831)
Decrease in other liabilities	(9,497)	(3,616)	(12,995)
Net cash provided by/(used in) operating activities	116,083	(6,144)	(2,866)

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(3,983,479)	(2,215,207)	(598,858)
Purchases of Farmer Mac II Guaranteed Securities and
AgVantage Farmer Mac Guaranteed Securities	(241,323)	(216,436)	(225,591)
Purchases of loans held for investment	(45,565)	(21,681)	(33,881)
Purchases of defaulted loans	(9,623)	(10,911)	(12,783)
Proceeds from repayment of investment securities	3,470,455	1,641,143	494,455
Proceeds from repayment of Farmer Mac Guaranteed Securities	227,008	238,723	257,374
Proceeds from repayment of loans	120,039	140,761	145,536
Proceeds from sale of available-for-sale investment securities	308,578	-	121,100
Proceeds from sale of Farmer Mac Guaranteed Securities	3,994	53,315	142,523
Proceeds from sale of real estate owned	3,440	3,112	12,482
Net cash (used in)/provided by investing activities	(146,476)	(387,181)	302,357

Cash flows from financing activities:
Proceeds from issuance of discount notes	90,259,882	49,707,010	58,532,700
Proceeds from issuance of medium-term notes	772,667	825,527	675,782
Payments to redeem discount notes	(90,278,381)	(49,226,177)	(59,414,100)
Payments to redeem medium-term notes	(283,000)	(862,240)	(278,760)
Tax benefit from tax deductions in excess of compensation cost recognized	1,220	-	-
Proceeds from common stock issuance	5,376	1,227	1,382
Purchases of common stock	(21,935)	(16,914)	(6,242)
Dividends paid	(6,574)	(6,760)	(3,423)
Net cash provided by/(used in) financing activities	449,255	421,673	(492,661)
Net increase/(decrease) in cash and cash equivalents	418,862	28,348	(193,170)

Cash and cash equivalents at beginning of period	458,852	430,504	623,674
Cash and cash equivalents at end of period	$877,714	$458,852	$430,504

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

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

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other standards. Under the Farmer Mac I program, Farmer Mac creates a secondary market for agricultural mortgage loans and accomplishes its congressional mission of providing liquidity and lending capacity to agricultural mortgage lenders by:

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

Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties. As of December 31, 2006, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $7.2 billion.

Securities generated in AgVantage transactions may be retained in portfolio by Farmer Mac or sold into the capital markets. The latter, off-balance sheet AgVantage securities are corporate obligations of highly-rated issuing institutions, collateralized by eligible loans in a principal amount equal to at least 103 percent of the outstanding principal amount of the security and guaranteed by Farmer Mac as to timely payment of principal and interest.

Farmer Mac’s two principal sources of revenue are:

•	fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans and investments.

Farmer Mac funds its purchases of Farmer Mac Guaranteed Securities, mortgage loans and investments primarily by issuing debt obligations of various maturities. As of December 31, 2006, Farmer Mac had outstanding $2.4 billion of discount notes and $2.2 billion of medium-term notes. During 2006, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets in order to reduce the rates it pays on its debt, which allows Farmer Mac to accept lower rates on mortgages to farmers, ranchers and rural homeowners that it purchases from lenders. To the extent the proceeds of the debt issuances exceed Farmer Mac’s need to fund program assets, those proceeds are invested in high quality non-program liquid assets.

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

(b) Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash paid during the year for:
Interest	$80,211	$74,701	$71,016
Income taxes	10,500	10,500	9,000
Non-cash activity:
Real estate owned acquired through foreclosure	1,384	2,992	5,339
Loans acquired and securitized as Farmer Mac
Guaranteed Securities	3,994	53,315	103,150
Loans previously under LTSPCs exchanged for
Farmer Mac Guaranteed Securities	1,034,860	-	-

(c) Investments and Farmer Mac Guaranteed Securities

Farmer Mac classifies investments and Farmer Mac Guaranteed Securities that Farmer Mac has the positive intent and ability to hold to maturity as held-to-maturity. Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts. Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders’ equity. Securities classified as trading securities are reported at their fair value, with unrealized gains and losses included in earnings. Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.

Farmer Mac determines the fair value of investment securities using quoted market prices, when available, and evaluates the securities for other-than-temporary impairment. Farmer Mac determines the fair value of investment securities for which quoted market prices are not available and Farmer Mac Guaranteed Securities based on the present value of the associated expected future cash flows. In estimating the present value of the expected future cash flows, management is required to make estimates and assumptions. The key estimates and assumptions include future discount rates and collateral repayment rates. Premiums, discounts and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method. Interest income on investments and Farmer Mac Guaranteed Securities is recorded on an accrual basis unless the collection of interest is considered doubtful.

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

(d) Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. The net unamortized purchase premiums as of December 31, 2006 and 2005 were $5.8 million and $7.6 million, respectively. Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or market.

(e) Securitization of Loans

Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred loans. The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third party investors. Farmer Mac may either retain the securities issued by the trusts or sell the securities issued by the trusts to third party investors. Farmer Mac guarantees the timely payment of principal and interest on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee. Farmer Mac recognizes guarantee fees on an accrual basis over the terms of the Farmer Mac Guaranteed Securities, which coincide with the terms of the underlying loans. As such, no guarantee fees are unearned at the end of any reporting period. Farmer Mac accounts for its Farmer Mac Guaranteed Securities in accordance with provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). In accordance with FIN 45, guarantee fees represent a reduction of the obligation under the guarantee based on amortization using the actual prepayment experience on the underlying loans. If Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon the loan purchase.

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

Transfers of agricultural mortgage loans into trusts in which Farmer Mac surrenders control over the financial assets and receives compensation other than beneficial interests in the underlying loans are recorded as sales under SFAS 140. The carrying amount of the assets that are transferred in these transactions is allocated between the assets sold and the interests retained, if any, based on the relative fair values of each at the date of the transfer. A gain or loss is included in income for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. In 2004, Farmer Mac realized $0.4 million gain on sale of loans securitized and accounted for as sales under SFAS 140. In 2006 and 2005, Farmer Mac did not realize any gains or losses upon the sale of loans accounted for as sales under SFAS 140.

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions). Farmer Mac records these loans at their fair values in the consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.

(f) Nonaccrual Loans

Nonaccrual loans are loans for which it is probable that Farmer Mac will be unable to collect all amounts due according to the contractual terms of the loan agreement and include all loans 90 days or more past due. When a loan becomes 90 days past due, interest accrual on the loan is discontinued and interest previously accrued is reversed against interest income in the current period. The interest on such loans is accounted for on the cash basis until a loan qualifies for return to accrual status. Loans are returned to accrual status when all the principal and interest payments contractually due are collected and certain performance criteria are met.

(g) Real Estate Owned

Real estate owned consists of real estate acquired through foreclosure and is recorded at the lower of acquisition cost or fair value, less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate valuation method. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Subsequent to the acquisition, management continues to perform periodic valuations and establishes a valuation allowance for real estate owned through a charge to income in the provision for losses if the carrying value of a property exceeds its estimated fair value less estimated selling costs.

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

(h) Financial Derivatives

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets and future cash flows or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loan and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk. These transactions also may provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market.  Farmer Mac is required also to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability in accordance with SFAS 133. As discussed in Note 6, Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives and trading assets in the consolidated statements of operations.

(i) Notes Payable

Notes payable are classified as due within one year or due after one year based on their contractual maturities. Debt issuance costs and premiums and discounts are deferred and amortized to net interest income or expense using the effective interest method over the contractual life of the related debt.

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

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense and is reduced by charge-offs for actual losses, net of recoveries. Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

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

Farmer Mac’s current methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio. For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The current allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

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

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of December 31, 2006, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of December 31, 2006, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

(k) Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per share of common stock (“EPS”) for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006			2005			2004
	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS
	(in thousands, except per share amounts)
Net income available to	$29,773		$29,773	$47,032		$47,032	$39,000		$39,000
common stockholders
Weighted-average	10,868	253	11,121	11,352	149	11,501	12,036	143	12,179
shares
Earnings per
common share	$2.74		$2.68	$4.14		$4.09	$3.24		$3.20

(l) Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(m) Stock-Based Compensation

Effective January 1, 2006, Farmer Mac adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) using the modified prospective method of transition, which requires (1) the recordation of compensation expense for the non-vested portion of previously issued awards that remain outstanding as of the initial date of adoption and (2) the recordation of compensation expense for any awards issued or modified after December 31, 2005. Accordingly, prior period amounts have not been retrospectively adjusted for this change. The adoption resulted in the recognition of $1.7 million of compensation expense during 2006, related to the non-vested portion of previously issued stock option awards that were outstanding as of the initial date of adoption. Additionally, Farmer Mac recognized $0.7 million of compensation expense related to stock options awarded during 2006. The effect of the recognition of compensation expense resulting from stock options on diluted EPS for 2006 was a reduction of $0.14 per diluted share. Prior to the adoption of SFAS 123(R), Farmer Mac accounted for its stock-based employee compensation plans under the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”). Accordingly, no compensation expense was recognized in 2005 and 2004 for employee stock option plans. Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per share for 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table:

	For the Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net income available to common
stockholders, as reported	$47,032	$39,000
Add back: Restricted stock
compensation expense included in
reported net income, net of taxes	-	15
Deduct: Total stock-based
compensation expense determined
under fair value-based method
for all awards, net of tax	(2,132)	(1,647)
Pro forma net income available to
common stockholders	$44,900	$37,368

Earnings per share:
Basic - as reported	$4.14	$3.24
Basic - pro forma	3.96	3.10

Diluted - as reported	$4.09	$3.20
Diluted - pro forma	3.90	3.07

The underlying assumptions to these fair value calculations are presented in Note 9.

As of December 31, 2006, there was $2.0 million of total unrecognized compensation cost related to stock options outstanding and unvested as of December 31, 2005. Of that cost, $1.4 million and $0.5 million is expected to be recognized in 2007 and 2008, respectively.

(n) Accumulated Other Comprehensive Income

The following table presents Farmer Mac’s accumulated other comprehensive income as of December 31, 2006, 2005 and 2004.

	As of December 31,
	2006	2005	2004
	(in thousands)
Available for sale securities:
Beginning balance	$16,637	$33,359	$43,073
Net unrealized holding (losses) gains, net of tax	(10,835)	(16,722)	(9,561)
Net reclassification adjustment for realized (gains) losses
included in net income, net of tax	-	-	(153)
Ending balance	$5,802	$16,637	$33,359

Financial Derivatives:
Beginning balance	$(1,390)	$(2,083)	$(3,582)
Amortization of SFAS 133 transition adjustment on financial
derivatives, net of tax	544	693	1,499
Ending balance	$(846)	$(1,390)	$(2,083)

Accumulated other comprehensive income, net of tax	$4,956	$15,247	$31,276

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income available to common stockholders and unrealized gains and losses on securities available-for-sale net of related taxes. Comprehensive income was $21.7 million, $33.2 million and $33.0 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

(o) Long-Term Standby Purchase Commitments (LTSPCs)

Farmer Mac accounts for its LTSPCs in accordance with provisions of FIN 45. Commitment fee income represents a reduction of the commitment obligation based on amortization using the actual prepayment experience on the underlying loans. See Note 2(j) for Farmer Mac’s policy for estimating probable losses for LTSPCs.

(p) New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS 154 is effective January 1, 2006. SFAS 154, upon adoption, did not have a material effect on Farmer Mac’s results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Quantifying Financial Misstatements, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on Farmer Mac’s results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements and the effects of certain of the measurements on earnings or changes in net assets. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. Farmer Mac is currently evaluating the potential impact, if any, that the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Farmer Mac is currently evaluating the potential impact that the adoption of SFAS 159 would have on its financial statements.

(q) Reclassifications

Certain reclassifications of prior year information were made to conform to the 2006 presentation.

3. RELATED PARTY TRANSACTIONS

As provided by Farmer Mac’s statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac’s Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac’s Class B voting common stock. Farmer Mac’s statutory charter also provides that Class A stockholders elect five members of Farmer Mac’s 15-member board of directors and that Class B stockholders elect five members of the board of directors. Additionally, in order to participate in the Farmer Mac I program, a financial institution must own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution. As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac’s business. Although Farmer Mac conducted business during 2006 with Farm Credit West, ACA, information about those transactions is not included below because that institution was not a related party during that year. Likewise, Farmer Mac conducted business during 2004 with Sacramento Valley Farm Credit, ACA; however, information about those transactions is not included below because that institution was not a related party during that year.

During 2006, Farmer Mac purchased newly originated and current seasoned eligible loans from 53 entities (the top ten institutions generated 74.6 percent of the purchase volume), placed loans under LTSPCs with 22 entities and conducted Farmer Mac II transactions with 181 entities operating throughout the United States. During 2005, Farmer Mac purchased newly originated and current seasoned eligible loans from 41 entities (the top ten institutions generated 85.7 percent of the purchase volume), placed loans under LTSPCs with 14 entities and conducted Farmer Mac II transactions with 120 entities operating throughout the United States. All related party transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party.

Long-Term Standby Purchase Commitments with Related Parties:

For all of the LTSPC transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity. Farmer Mac’s LTSPC activity with related parties in 2006, 2005 and 2004 is presented below:

	For the Year Ended December 31,
	2006		2005		2004
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
New extensions:
AgFirst Farm Credit Bank	53	$26,647	54	$32,635	338	$95,528
AgStar Financial Services, ACA	1,437	232,317	1,166	193,078	35	11,573
Farm Credit Bank of Texas	354	179,880	106	45,941	294	67,530
Farm Credit West, ACA or its affiliates	-	-	-	-	87	89,569
Sacramento Valley Farm Credit, ACA	2	7,151	6	6,622	-	-

	As of December 31,
	2006		2005
		Aggregate		Aggregate
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
	(dollars in thousands)
Aggregate LTSPCs outstanding:
AgFirst Farm Credit Bank	2,617	$376,230	3,009	$430,544
AgStar Financial Services, ACA *	1,469	220,555	3,974	382,455
Farm Credit Bank of Texas	819	263,065	568	122,197
Farm Credit West, ACA or its affiliates	-	-	185	146,369
Sacramento Valley Farm Credit, ACA **	6	7,044	330	144,472

*
During third quarter 2006, AgStar Financial Services, ACA converted $341.2 million of existing LTSPCs to Farmer Mac I Guaranteed Securities. The outstanding principal balance of those securities was $320.1 million as of December 31, 2006.

**
During fourth quarter 2006, Sacramento Valley Farm Credit, ACA converted $129.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities. The outstanding principal balance of those securities was $125.6 million as of December 31, 2006.

[

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Commitment fees received by Farmer Mac:
AgFirst Farm Credit Bank	$1,836	$2,164	$2,428
AgStar Financial Services, ACA	964	1,096	1,112
Farm Credit Bank of Texas	698	512	423
Farm Credit West, ACA or its affiliates	-	801	1,046
Sacramento Valley Farm Credit, ACA	631	736	-

As of December 31, 2006 and 2005, Farmer Mac had the following commitment fees receivable from related parties:

	As of December 31,
	2006	2005
	(in thousands)
AgFirst Farm Credit Bank	$278	$337
AgStar Financial Services, ACA	64	134
Farm Credit Bank of Texas	77	46
Farm Credit West, ACA or its affiliates	-	63
Sacramento Valley Farm Credit, ACA	3	60

Zions First National Bank:

The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates (“Zions”), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock, during 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006		2005		2004
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans	65	$26,195	68	$24,532	75	$34,403
USDA-guaranteed portions	25	6,143	52	11,131	27	6,545
Sales of Farmer Mac
Guaranteed Securities		-		46,720		64,458

The purchases of loans from Zions under the Farmer Mac I program represented approximately 26.6 percent, 22.3 percent and 33.0 percent of Farmer Mac I loan purchase volume for the years ended December 31, 2006, 2005 and 2004, respectively. Those purchases represented 0.9 percent, 3.2 percent, and 5.1 percent of total program volume, respectively. The purchases of USDA-guaranteed portions under the Farmer Mac II program from Zions represented approximately 2.6 percent, 5.6 percent and 3.8 percent of that program’s volume for the years ended December 31, 2006, 2005 and 2004, respectively.

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Guarantee fees received by Farmer Mac	$2,260	$2,406	$2,996
Servicing fees received by Zions	1,594	1,496	1,855
Underwriting and loan file review fees received by Zions	16	10	18
Audit fees for review of servicing reimbursed to Zions	-	7	-
Litigation expenses reimbursed to Zions	5	6	-
Discount note commissions received by Zions	19	40	31

During second quarter 2004, Farmer Mac and Zions modified their central servicing agreement to increase the compensation to Zions thereunder, commensurate with increased responsibilities, and to transfer from Zions to Farmer Mac the responsibility for advancing against delinquent loan payments (and the related income from penalty interest and late fees) and Farmer Mac paid servicing fee compensation to Zions for increased expenses of training its loan servicing personnel. At the same time, Zions paid Farmer Mac $0.3 million in settlement of an earlier representation and warranty claim related to a Farmer Mac I loan sold by Zions to Farmer Mac. Zions received commissions for acting as dealer with respect to approximately $737.5 million, $1.6 billion and $512.0 million par value of Farmer Mac discount notes during 2006, 2005 and 2004, respectively.

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional principal amount of approximately $193.0 million and $225.6 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, Farmer Mac had net interest payable to Zions under those contracts of approximately $1.6 million and $2.2 million, respectively. As of December 31, 2006, Zions pledged $3.3 million of securities as collateral under those contracts. No collateral was pledged as of December 31, 2005.

In May 2005, Farmer Mac entered into a 3-year lease agreement with Zions for office space in Ames, Iowa, under which the annual rental expense will be $20,620. In 2006 and 2005, Farmer Mac paid Zions $18,901 and $11,169, respectively, under that lease agreement.

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

Farmer Mac did not purchase any loans from AgFirst in 2006 and 2005, and purchased 1 loan for $1.2 million in 2004. In 2006, 2005 and 2004, AgFirst received $39,000, $0.3 million and $0.4 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

AgFirst owns Farmer Mac I Guaranteed Securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last 10 percent. As of December 31, 2006 and 2005, the outstanding balance of those securities owned by AgFirst was $601.0 million and $686.2 million, respectively. Farmer Mac received guarantee fees of $0.3 million and $0.2 million for each of 2006 and 2005, respectively, with respect to those securities.

In 2006 and 2005, Farmer Mac paid AgFirst $1,000 and $1,300, respectively, for marketing expenses related to Farmer Mac programs.

During 2004, Farmer Mac sold to AgFirst $26.9 million of Farmer Mac I Guaranteed Securities at a gain of $0.4 million. In 2006, 2005 and 2004, Farmer Mac received guarantee fees of $87,000, $147,000 and $394,000, respectively, on the Farmer Mac I Guaranteed Securities held by AgFirst.

Farmer Mac also owned $88.0 million of AgFirst preferred stock as of December 31, 2006, 2005 and 2004.

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

In November 2004, Farmer Mac and AgStar entered into a strategic alliance agreement as part of Farmer Mac’s efforts to capture a greater share of the market and to serve a cross-section of agricultural lenders in many areas of the nation. Under the terms of that agreement, Farmer Mac paid AgStar $100,000 in 2005 for joint marketing expenses. In 2006, Farmer Mac paid AgStar $3,000 for marketing expenses related to Farmer Mac programs.

In 2006 and 2005, AgStar received $0.8 million and $0.3 million, respectively in servicing fees for its work as a Farmer Mac central servicer. AgStar did not act as a Farmer Mac central servicer in 2004.

In 2006 and 2005, Farmer Mac purchased $3.6 million and $2.1 million principal amount of loans, respectively, from AgStar under the Farmer Mac I program. There were no such purchases in 2004.

During 2006, 2005 and 2004, Farmer Mac sold Farmer Mac I Guaranteed Securities to AgStar in the amount of $4.0 million, $6.6 million and $2.7 million, respectively. Those sales did not result in a gain or loss to Farmer Mac.

During third quarter 2006, AgStar converted $341.2 million of existing LTSPCs to Farmer Mac I Guaranteed Securities. The outstanding principal balance of those securities was $320.1 million as of December 31, 2006. Farmer Mac received $0.7 million in guarantee fees on those securities during 2006.

Other Related Party Transactions:

For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity.

The following is a summary of purchases of loans and USDA-guaranteed portions from other related parties during 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006		2005		2004
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	Of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans:
First Dakota National Bank	4	$918	1	$725	15	$3,532
USDA-guaranteed portions:
Bath State Bank	28	5,535	39	7,688	43	6,894
First Dakota National Bank	24	4,613	18	3,419	12	2,081

Farmer Mac received the following guarantee fees with respect to transactions with other related parties:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Farm Credit West, ACA or its affiliates	$-	$2,623	$2,799
Bath State Bank	71	50	52
First Dakota National Bank	276	183	188

During fourth quarter 2006, Sacramento Valley Farm Credit, ACA converted $129.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities. The outstanding principal balance of those securities was $125.6 million as of December 31, 2006. Farmer Mac received $53,000 in guarantee fees on those securities during 2006.

In 2006, Sacramento Valley Farm Credit, ACA received $32,000 in servicing fees for its work as a Farmer Mac central servicer.

During 2003, Farm Credit West, ACA converted a $722.3 million LTSPC into Farmer Mac I Guaranteed Securities. As of December 31, 2005, the aggregate outstanding balance of those Farmer Mac Guaranteed Securities was $497.7 million. Farmer Mac understands that the current owner of those Farmer Mac Guaranteed Securities is U.S. AgBank, FCB, which is a major holder of Farmer Mac Class B voting common stock. In 2005 and 2004, Farm Credit West, ACA received $1.7 million and $1.6 million, respectively, in servicing fees for its work as a Farmer Mac central servicer. In 2005, Farmer Mac paid $21,825 to Farm Credit West, ACA as reimbursement for expenses related to a meeting of Farmer Mac’s board of directors.

In addition, as of December 31, 2006, 2005 and 2004, Farmer Mac owned $88.5 million of preferred stock issued by CoBank, ACB. CoBank, ACB is a major holder of Farmer Mac Class B voting common stock.

4. INVESTMENT SECURITIES

Farmer Mac’s investment portfolio as of December 31, 2006 and 2005 was comprised of the following investment securities:

	As of December 31,
	2006	2005
	(in thousands)
Held-to-maturity	$-	$10,602
Available-for-sale	1,825,751	1,604,419
Trading	5,153	6,920
	$1,830,904	$1,621,941

The amortized cost and estimated fair values of investments as of December 31, 2006 and 2005 were as follows.

	As of December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate asset-backed securities	$361,822	$-	$-	$361,822
Floating rate corporate debt securities	406,374	527	(6)	406,895
Fixed rate corporate debt securities	579,389	17	(4,153)	575,253
Fixed rate preferred stock	236,771	3,628	(284)	240,115
Fixed rate commercial paper	73,371	-	-	73,371
Floating rate mortgage-backed securities	158,521	552	(45)	159,028
Fixed rate mortgage-backed securities	9,444	-	(177)	9,267
Total available-for-sale	1,825,692	4,724	(4,665)	1,825,751

Trading:
Adjustable rate mortgage-backed securities	5,091	62	-	5,153
Total trading	5,091	62	-	5,153
Total investment securities	$1,830,783	$4,786	$(4,665)	$1,830,904

	As of December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Held-to-maturity:
Cash investment in fixed rate
guaranteed investment contract	$10,602	$18	$-	$10,620
Total held-to-maturity	10,602	18	-	10,620

Available-for-sale:
Floating rate asset-backed securities	336,647	941	-	337,588
Floating rate corporate debt securities	230,787	515	(10)	231,673
Fixed rate corporate debt securities	520,381	-	(1,950)	518,050
Fixed rate preferred stock	239,033	11,687	(304)	250,416
Fixed rate commercial paper	90,848	-	-	90,848
Floating rate mortgage-backed securities	175,441	481	(78)	175,844

Total available-for-sale	1,593,137	13,624	(2,342)	1,604,419

Trading:
Adjustable rate mortgage-backed securities	6,867	53	-	6,920
Total trading	6,867	53	-	6,920
Total investment securities	$1,610,606	$13,695	$(2,342)	$1,621,959

During 2006, Farmer Mac received proceeds of $308.6 million from the sale of securities from its available-for-sale portfolio, resulting in realized gains of $1.2 million. During 2005, Farmer Mac did not sell any securities from its available-for-sale portfolio. During 2004, Farmer Mac received proceeds of $121.1 million from the sale of securities from its available-for-sale portfolio, resulting in realized gains of $0.2 million.

As of December 31, 2006 and 2005, there were no unrealized losses on Farmer Mac’s held-to-maturity or trading securities. As of December 31, 2006 and 2005, unrealized losses on available-for-sale securities were as follows:

	As of December 31,
	2006		2005
	Available-for-Sale		Available-for-Sale
	Securities		Securities
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Unrealized loss position
for less than 12 months	$111,977	$(228)	$615,141	$(2,324)
Unrealized loss position
for more than 12 months	570,005	(4,437)	12,520	(18)
Total	$681,982	$(4,665)	$627,661	$(2,342)

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2006 and 2005. All investment securities in an unrealized loss position are at least “A” rated and have not experienced any decline in credit rating during 2006 or 2005. The unrealized losses were on 21 and 19 individual investment securities as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, six of the securities in loss positions had been in loss positions for more than 12 months. Those securities had a total unrealized loss of $4.4 million as of December 31, 2006, compared to an unrealized loss of $2.3 million as of December 31, 2005. The unrealized losses on those securities are due to overall increases in market interest rates and not due to any underlying credit deterioration of the issuers. All of the securities with unrealized losses aged greater than 12 months have a market value as of December 31, 2006 that is within 99 percent of their amortized cost basis. All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates. Accordingly, Farmer Mac has concluded that none of the unrealized losses on our investment securities represent other-than-temporary impairment as of December 31, 2006.

As of December 31, 2006, Farmer Mac did not own any held-to-maturity investments and owned trading investment securities that mature after 10 years with an amortized cost of $5.1 million, a fair value of $5.2 million, and a weighted average yield of 5.38 percent. As of December 31, 2005, Farmer Mac owned one held-to-maturity investment that matured in 2006, with an amortized cost of $10.6 million, a fair value of $10.6 million, and a yield of 6.15 percent and owned trading investment securities that mature after 10 years with an amortized cost of $6.9 million, a fair value of $6.9 million, and a weighted average yield of 4.38 percent. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2006 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	As of December 31, 2006
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$217,666	$217,323	5.96%
Due after one year
through five years	986,814	985,018	5.29%
Due after five years
through ten years	149,781	151,771	7.33%
Due after ten years	471,431	471,639	5.41%
Total	$1,825,692	$1,825,751	5.57%

5. FARMER MAC GUARANTEED SECURITIES

As of December 31, 2006 and 2005, Farmer Mac on-balance sheet Guaranteed Securities included the following:

	As of December 31,
	2006			2005
	Held-to-Maturity	Available-for-Sale	Total	Held-to-Maturity	Available-for-Sale	Total
	(in thousands)
Farmer Mac I	$28,489	$404,938	$433,427	$41,573	$492,158	$533,731
Farmer Mac II	896,991	-	896,991	797,245	-	797,245
Total	$925,480	$404,938	$1,330,418	$838,818	$492,158	$1,330,976

The following table sets forth the amortized cost, unrealized gains and losses and estimated fair values of on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2006 and 2005.

	As of December 31,
	2006			2005
	Held-to-Maturity	Available-for-Sale	Total	Held-to-Maturity	Available-for-Sale	Total
	(in thousands)
Amortized cost	$925,480	$395,786	$1,321,266	$838,818	$477,561	$1,316,379
Unrealized gains	214	11,980	12,194	448	18,395	18,843
Unrealized losses	(6,715)	(2,828)	(9,543)	(8,339)	(3,798)	(12,137)
Fair value	$918,979	$404,938	$1,323,917	$830,927	$492,158	$1,323,085

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2006 and December 31, 2005. Farmer Mac has the intent and ability to hold its Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

Of the total of Farmer Mac’s on-balance sheet Guaranteed Securities held by Farmer Mac as of December 31, 2006, $822.3 million are fixed-rate or have floating rates that reset after one year.

The table below presents a sensitivity analysis of the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2006.

As of December 31, 2006
(dollars in thousands)

Fair value of beneficial interests retained
in Farmer Mac Guaranteed Securities	$1,323,917

Weighted-average remaining life (in years)	4.6

Weighted-average prepayment speed (annual rate)	10.7%
Effect on fair value of a 10% adverse change	$(353)
Effect on fair value of a 20% adverse change	$(657)

Weighted-average discount rate	5.8%
Effect on fair value of a 10% adverse change	$(17,109)
Effect on fair value of a 20% adverse change	$(34,508)

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

On-balance sheet asset classes pose both interest rate risk and funding risk to Farmer Mac, while off-balance sheet asset classes pose no such risks. Accordingly, Farmer Mac manages its on-balance sheet agricultural mortgage loans and USDA-guaranteed portions held and securitized differently from its off-balance sheet securitized agricultural mortgage loans and USDA-guaranteed portions and off-balance sheet agricultural mortgage loans underlying LTSPCs.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	As of December 31,
	2006	2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$770,236	$784,421
Guaranteed Securities	423,624	518,250
Farmer Mac II:
Guaranteed Securities	892,667	796,224
Total on-balance sheet	$2,086,527	$2,098,895

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,969,734	$2,329,798
AgVantange	1,500,000	-
Guaranteed Securities	1,649,895	804,785
Farmer Mac II:
Guaranteed Securities	33,132	39,508
Total off-balance sheet	$5,152,761	$3,174,091

Total	$7,239,288	$5,272,986

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions). Farmer Mac records these loans at their fair values in the consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans. Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected. Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses. Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis. Any decreases in expected cash flows are recognized as impairment. The following table presents information related to Farmer Mac’s purchases of defaulted loans for the years ended December 31, 2006, 2005 and 2004 and the balances of those loans as of December 31, 2006 and 2005.

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)

Fair Value at Acquistion Date	$9,623	$10,911	$12,783
Contractually required payments
receivable	9,729	11,323	13,345
Impairment recognized subsequent
to acquisition	-	80	205

	As of December 31,
	2006	2005
	(in thousands)
Outstanding Balance	$45,330	$51,043
Carrying Amount	42,687	47,544

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below. Information is not presented for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of December 31, 2006, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of December 31, 2006, Farmer Mac has not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	90-Day
	Delinquencies (1)		Net Credit Losses
	As of December 31,		For the Year Ended December 31,
	2006	2005	2006	2005	2004
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$18,457	$23,308	$535	$(535)	$3,161
Guaranteed Securities	-	-	-	-	4
Total on-balance sheet	$18,457	$23,308	$535	$(535)	$3,165

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,198	$2,153	$-	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$1,198	$2,153	$-	$-	$-

Total	$19,655	$25,461	$535	$(535)	$3,165

(1)
Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

6. FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets and future cash flows or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loan and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk. These transactions also may provide an overall lower effective cost of borrowing than would otherwise be available in the conventional debt market. Farmer Mac is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS 133.

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on mortgage-backed securities and the debt of other government-sponsored enterprises (“GSEs”) and futures contracts involving U.S. Treasury securities. Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac Guaranteed Securities. The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument. Gains or losses generated by these hedge transactions should offset any changes in funding costs or Farmer Mac Guaranteed Securities sale prices that occur during the hedge period.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain. Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts. Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements. Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac’s exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements. As of December 31, 2006 and 2005, Farmer Mac’s credit exposure to interest rate swap counterparties, excluding netting arrangements, was $8.3 million and $8.7 million, respectively; however, including netting arrangements, Farmer Mac’s credit exposure was $1.3 million and $2.9 million as of December 31, 2006 and 2005, respectively. Conversely, financial derivatives in a net payable position required Farmer Mac to pledge no securities as collateral as of December 31, 2006 and approximately $2.9 million of securities as of December 31, 2005.

Interest Rate Risk:

Farmer Mac uses financial derivatives to provide a cost- and capital-efficient way to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities. The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts. Farmer Mac uses interest-rate swaps to assume fixed rate interest payments in exchange for variable rate interest payments and vice versa. Depending on the hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term variable rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities. The net payments on these agreements are charged to gains/(losses) on financial derivatives and trading assets in the consolidated statements of operations.

The Corporation accounts for its financial derivatives as undesignated financial derivatives. As of December 31, 2006 and 2005, the net fair value of the Corporation’s financial derivatives totaled $(14.3) million and $(20.4) million, respectively. The maximum term over which Farmer Mac is currently managing its exposure for forecasted transactions is 15 years. Gains/(losses) on financial derivatives and trading assets totaled $1.6 million, $11.5 million, and $(14.7) million for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table summarizes information related to Farmer Mac’s financial derivatives as of December 31, 2006:

							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in Years)
	(dollars in thousands)

Pay fixed callable interest rate swaps	$158,163	$788	$(298)	3.44%	3.32%		4.38
Pay fixed interest rate swaps	645,273	4,570	(15,042)	8.04%	7.42%		7.96
Pay variable callable interest rate swaps	343,000	82	(193)	5.16%	5.40%		1.51
Pay variable interest rate swaps	467,482	-	(7,000)	5.94%	5.70%		2.77
Basis swaps	335,065	2,821	(290)	4.84%	5.18%		5.16
Agency forwards	71,045	957	(651)			102.94
Total financial derivatives	$2,020,028	$9,218	$(23,474)	5.47%	5.42%

As of December 31, 2006, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $193.0 million and a fair value of $2.8 million. Those swaps hedge the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases. Under the terms of those basis swaps, which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR. See Note 3 for additional information on these related party transactions. As of December 31, 2005, these swaps had an outstanding notional amount of $225.6 million and a fair value of $3.7 million.

7. NOTES PAYABLE

Farmer Mac’s borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have maturities of one year or less, whereas medium-term notes can have maturities of one to 15 years.

The following table sets forth information related to Farmer Mac’s borrowings as of December 31, 2006 and 2005:

	As of December 31,
	2006				2005
			Average				Average
	Outstanding as of		Outstanding During		Outstanding as of		Outstanding During
	December 31, 2006		the Year		December 31, 2005		the Year
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one
year:
Discount notes	$2,441,947	5.09%	$2,568,869	4.89%	$2,334,704	4.09%	$1,920,390	3.23%
Current portion
of medium-
term notes	856,150	5.02%			253,000	4.43%
	$3,298,097	5.07%			$2,587,704	4.13%

Due after one
year:
Medium-term
notes due in:
2008	$717,789	3.78%
2009	254,841	5.47%
2010	58,000	4.58%
2011	111,591	5.32%
Thereafter	154,470	6.67%
	1,296,691	4.62%
Total	$4,594,788	4.94%

The maximum amount of Farmer Mac’s discount notes outstanding at any month end during each of the years ended December 31, 2006 and 2005 was $2.9 billion and $2.4 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes the maturities, amounts and costs for Farmer Mac debt callable in 2007 by call period as of December 31, 2006.

Debt Callable in 2007 as of December 31, 2006

Maturity	Amount	Rate
(dollars in thousands)
2007	$ 187,000	5.30%
2008	25,000	3.80%
2009	-	0.00%
2010	25,000	4.53%
2011	44,400	5.66%
	$ 281,400	5.16%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2006, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

	Earliest Interest Rate Reset Date of Borrowings Outstanding
		Weighted-
		Average
	Amount	Rate
	(dollars in thousands)
Debt with interest
rate resets in:
2007	$3,392,497	5.06%
2008	692,789	3.78%
2009	254,841	5.47%
2010	33,000	4.63%
2011	67,191	5.10%
Thereafter	154,470	6.67%

Total	$4,594,788	4.94%

During 2006 and 2005, Farmer Mac called $30.0 million and $13.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac’s statutory charter authorizes Farmer Mac to borrow, in extreme circumstances, up to $1.5 billion from the U.S. Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the U.S. Treasury based on the then current cost of funds to the United States. The charter requires the debt to be repaid within a reasonable time. As of December 31, 2006, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.

Gains and Losses on the Repurchase of Outstanding Debt

During 2005, Farmer Mac recognized a gain of $0.1 million on the repurchase of $21.0 million of its outstanding debt that had a maturity date of April 20, 2007 and an interest rate of 4.025 percent. During 2006 and 2004, Farmer Mac did not repurchase any of its outstanding debt.

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

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense and is reduced by charge-offs for actual losses and increased for recoveries. Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

The following is a summary of the changes in the allowance for losses for each year in the five-year period ended December 31, 2006:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2002	$1,352	$-	$14,532	$15,884

Provision/(recovery) for losses	4,561	1,308	2,378	8,247
Charge-offs	(3,621)	(886)	(153)	(4,660)
Recoveries	370	170	-	540
Balance as of December 31, 2002	$2,662	$592	$16,757	$20,011

Provision/(recovery) for losses	6,524	1,230	(469)	7,285
Charge-offs	(3,220)	(1,814)	(440)	(5,474)
Recoveries	1	230	-	231
Balance as of December 31, 2003	$5,967	$238	$15,848	$22,053

Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Charge-offs	(3,326)	(1,375)	(4)	(4,705)
Recoveries	165	-	-	165
Balance as of December 31, 2004	$4,395	$-	$12,706	$17,101

Provision/(recovery) for losses	(3,335)	206	(859)	(3,988)
Charge-offs	(105)	(206)	-	(311)
Recoveries	640	-	-	640
Change in accounting estimate	3,281	-	(8,070)	(4,789)
Balance as of December 31, 2005	$4,876	$-	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365
Balance as of December 31, 2006	$1,945	$-	$2,610	$4,555

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I program are underwritten in conformance with Farmer Mac’s credit underwriting and collateral valuation standards.

The following table presents Farmer Mac’s reserve for losses for all post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2006 and 2005.

Reserve for Losses on LTSPCs and Post-1996 Act
Farmer Mac I Guaranteed Securities
	As of December 31,
	2006	2005
	(in thousands)
On-balance sheet Farmer Mac I Guaranteed Securities	$982	$2,068
Off-balance sheet Farmer Mac I Guaranteed Securities	679	1,078
LTSPCs	949	631
Total reserve for losses	$2,610	$3,777

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

The balance of impaired loans, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired loans as of December 31, 2006 and 2005 are summarized in the following table:

	As of December 31,
	2006			2005
	Balance	Specific Allowance	Net Balance	Balance	Specific Allowance	Net Balance
	(in thousands)
Impaired loans:
Specific allowance for losses	$-	$-	$-	$2,445	$(161)	$2,284
No specific allowance for losses	56,854	-	56,854	71,177	-	71,177
Total	$56,854	$-	$56,854	$73,622	$(161)	$73,461

Farmer Mac recognized interest income of approximately $4.0 million and $4.8 million on impaired loans during the years ended December 31, 2006 and 2005, respectively. During 2006 and 2005, Farmer Mac’s average investment in impaired loans was $63.6 million and $88.4 million, respectively.

In accordance with the terms of all applicable trust agreements, Farmer Mac generally acquires all loans that collateralize Farmer Mac Guarantee Securities that become and remain either 90 or 120 days (depending on the provisions of the specific trust agreement) or more past due on the next subsequent loan payment date. In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are 120 days delinquent upon the request of the counterparty. During 2006, Farmer Mac purchased 14 defaulted loans having a principal balance of $9.6 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs. During 2005, Farmer Mac made 23 such purchases for a total of $10.9 million. The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Year Ended
	December 31,
	2006	2005	2004
	(in thousands)
Defaulted loans purchased underlying
off-balance sheet Farmer Mac I
Guaranteed Securities	$707	$2,191	$2,186
Defaulted loans underlying
on-balance sheet Farmer Mac I
Guaranteed Securities transferred
to loans	1,467	7,483	8,305
Defaulted loans purchased
underlying LTSPCs	7,449	1,237	2,292
Total	$9,623	$10,911	$12,783

Concentrations of Credit Risk
The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005
	(in thousands)
By geographic region (1):
Northwest	$845,833	$908,348
Southwest	2,141,618	1,887,189
Mid-North	880,206	740,918
Mid-South	378,866	286,652
Northeast	340,208	339,106
Southeast	198,252	236,976
Total	$4,784,983	$4,399,189

By commodity/collateral type:
Crops	$1,977,557	$1,932,961
Permanent plantings	1,139,782	1,074,502
Livestock	1,193,158	994,386
Part-time farm/rural housing	292,179	277,304
Ag storage and processing	122,038	66,364
Other	60,269	53,672
Total	$4,784,983	$4,399,189

By original loan-to-value ratio:
0.00% to 40.00%	$1,188,980	$1,083,232
40.01% to 50.00%	934,688	896,417
50.01% to 60.00%	1,358,315	1,249,396
60.01% to 70.00%	1,159,928	1,052,600
70.01% to 80.00%	127,630	103,616
80.01% to 90.00%	15,442	13,928
Total	$4,784,983	$4,399,189

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

Since fourth quarter 2004, Farmer Mac has paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock pursuant to a resolution adopted by the Corporation’s board of directors. Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

During third quarter 2004, Farmer Mac established a program to repurchase up to 10 percent of the Corporation’s outstanding Class C non-voting common stock. During third quarter 2005, Farmer Mac had purchased all of the shares authorized by that program, 1,055,500 shares, at an average purchase price of $20.73 per share. During fourth quarter 2005, Farmer Mac established a program to repurchase up to an additional 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C non-voting common stock. The authority for this stock repurchase program was set to expire in November 2007, but the aggregate number of shares repurchased by Farmer Mac under the program reached the maximum number of authorized shares during first quarter 2007, thereby terminating the program according to its terms at that time. During 2006 and 2005, Farmer Mac repurchased 796,450 shares and 43,950 shares, respectively, of its Class C non-voting common stock under the repurchase program established in 2005 at an average price of $26.82 and $27.97 per share, respectively. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

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

Stock Option Plan

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C non-voting common stock. Upon stock option exercise, new shares are issued by the Corporation. Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant. If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the plan, 3,295,909 have been issued, net of cancellations as of December 31, 2006. Options granted during 2006 have exercise prices ranging from $24.98 to $26.65 per share. For all stock options granted, the exercise price is equal to the closing price of the Class C non-voting common stock on or immediately preceding the date of grant.

The following table summarizes stock option activity for 2006:

	2006
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding, beginning of year	2,153,008	$22.41
Granted	407,678	26.25
Exercised	(327,972)	16.16
Canceled	(87,009)	28.60
Outstanding, end of year	2,145,705	23.83
Options exercisable at year end	1,343,374	$24.01

The cancellations of stock options during 2006, 2005 and 2004 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date. Of the 87,009 options canceled in 2006, 27,260 were a result of employee departures from Farmer Mac and 59,749 were a result of options terminating unexercised on their expiration date.

Farmer Mac received $5.3 million, $1.1 million and $1.1 million from the exercise of stock options during 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, the reduction of income tax paid as a result of the deduction for the exercise of stock options was $1.4 million, $0.2 million and $0.2 million, respectively. In total, the additional paid-in capital received from the exercise of stock options was $6.4 million, $1.1 million and $1.2 million for 2006, 2005 and 2004, respectively.

During the year ended December 31, 2006, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac cash settled an aggregate of 2,046 of share-based payments for $59,000 to eight directors who elected to receive such stock in lieu of their cash retainers. During the similar period ended December 31, 2005, Farmer Mac settled 2,767 of share-based payments for $59,000 to the eight directors who elected to receive such stock in lieu of their cash retainers.

The following table summarizes information regarding options outstanding as of December 31, 2006:

					Options Vested
	Options Outstanding		Options Exercisable		or Expected to Vest
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Range of		Remaining		Remaining		Remaining
Exercise	Number of	Contractual	Number of	Contractual	Number of	Contractual
Prices	Shares	Life	Shares	Life	Shares	Life

$10.00 - $19.99	252,969	7.0 years	179,125	6.8 years	244,918	7.0 years
20.00 - 24.99	1,087,469	5.6 years	733,160	4.7 years	1,031,249	5.5 years
25.00 - 29.99	615,099	6.8 years	240,921	4.7 years	568,231	6.8 years
30.00 - 34.99	189,668	4.4 years	189,668	4.4 years	189,668	4.4 years
35.00 - 39.99	-	-	-	-	-	-
40.00 - 44.99	-	-	-	-	-	-
45.00 - 50.00	500	5.2 years	500	5.2 years	500	5.2 years
	2,145,705		1,343,374		2,034,566

The weighted average exercise price of the 2,034,566 options vested or expected to vest as of December 31, 2006 was $23.85.

The following table summarizes information regarding the aggregate intrinsic value (the excess of the price on the date of exercise over the grant date exercise price) of outstanding options, options exercisable and options vested and expected to vest as of December 31, 2006:

Aggregate
Intrinsic
Value
(in thousands)
Options as of December 31, 2006:
Outstanding	$8,286
Exercisable	5,420
Vested and expected to vest	7,901

During 2006, 2005 and 2004, the total intrinsic value of options exercised was $4.1 million, $0.5 million and $0.5 million, respectively.

The weighted-average grant date fair values of options granted in 2006, 2005 and 2004 were $9.91, $6.69 and $7.34, respectively. Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation cost of $2.4 million during 2006 and would have recognized compensation cost of $2.1 million and $1.6 million for 2005 and 2004, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2006	2005	2004
Risk-free interest rate	5.0%	3.9%	4.3%
Expected years until exercise	6 years	7 years	5 years
Expected stock volatility	36.9%	46.3%	47.8%
Dividend yield	1.6%	1.9%	0.0%

The risk-free interest rates used in the model were based on the U.S. Treasury yield curve in effect at the grant date. Farmer Mac used historical data to estimate the timing of option exercises and stock option cancellation rates used in the model. Expected volatilities were based on historical volatility of Farmer Mac’s Class C common stock. The dividend yields were based on the expected dividends as a percentage of the value of Farmer Mac’s Class C common stock on the grant date.

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

As of December 31, 2006, Farmer Mac’s minimum and critical capital requirements were $174.5 million and $87.3 million, respectively, and its actual core capital level was $243.5 million, $69.0 million above the minimum capital requirement and $156.2 million above the critical capital requirement. As of December 31, 2005, Farmer Mac’s minimum and critical capital requirements were $142.5 million and $71.2 million, respectively, and its actual core capital level was $230.8 million, $88.3 million above the minimum capital requirement and $159.6 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2006 was $42.9 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $248.1 million exceeded that amount by approximately $205.2 million. Farmer Mac’s risk-based capital requirement as of December 31, 2005 was $29.5 million and Farmer Mac’s regulatory capital of $239.4 million exceeded that amount by approximately $209.9 million.

10. INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2006, 2005 and 2004 were as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current	$10,518	$10,632	$11,580
Deferred:
Allowances for Losses	1,434	2,957	1,733
Financial Derivatives	1,736	9,551	6,532
Other	(999)	(49)	(94)
Total Deferred	2,171	12,459	8,171
Income Tax Expense	$12,689	$23,091	$19,751

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Tax expense at statutory rate	$15,646	$25,327	$21,347
Effect of non-taxable
dividend income	(2,576)	(2,337)	(1,694)
Other	(381)	101	98

Income tax expense	$12,689	$23,091	$19,751

Statutory tax rate	35.0%	35.0%	35.0%
Effective tax rate	28.4%	31.9%	32.4%

The components of the deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	As of December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$6,690	$7,155
Allowance for losses	1,594	3,029
Other	1,726	1,997
Total deferred tax assets	10,010	12,181

Deferred tax liability:
Unrealized gain on available-for-sale securities	3,124	8,958
Total deferred tax liability	3,124	8,958
Net deferred tax asset	$6,886	$3,223

A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized. No valuation allowance was considered necessary as of December 31, 2006 and 2005.

11. EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee’s gross salary or the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) ($220,000 for 2006, $210,000 for 2005, and $205,000 for 2004), plus 5.7 percent of the difference between: (1) the lesser of the gross salary or the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for three years. Expense for this plan for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.6 million and $0.5 million, respectively.

12. OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved agricultural and rural residential mortgage lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program; and (2) LTSPCs, which are available only through the Farmer Mac I program. Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Periodically Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred assets and the beneficial interests in the trusts are sold to third party investors. The table below summarizes certain cash flows received from and paid to these trusts.

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)

Proceeds from new securitizations	$3,994	$53,315	$103,150
Guarantee fees received	1,379	1,547	1,428
Purchases of assets from the trusts	707	2,191	2,186
Servicing advances	19	18	23
Repayments of servicing advances	4	30	34

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2006 and 2005, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	As of December 31,
	2006	2005
	(in thousands)

Post-1996 Act Farmer Mac I Guaranteed Securities	$3,149,895	$804,785
Farmer Mac II Guaranteed Securities	33,132	39,508
Total Farmer Mac I and II	$3,183,027	$844,293

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

As of December 31, 2006, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities was 10.7 years. For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 2(j) and Note 8.

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

As of December 31, 2006 and 2005, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.0 billion and $2.3 billion, respectively.

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

As of December 31, 2006 and 2005, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.3 years and 14.3 years, respectively. For information on Farmer Mac’s methodology for determining the reserve for losses for LTSPCs, see Note 2(j) and Note 8.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2006 and 2005, commitments to purchase Farmer Mac I and II loans totaled $12.5 million and $11.2 million, respectively, all of which were mandatory commitments. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either: (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio. There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2006 and 2005. Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government sponsored enterprise debt and mortgage-backed securities and futures contracts involving U.S. Treasury securities. See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac’s office space for each of the years ended December 31, 2006, 2005 and 2004 was $0.6 million, $0.7 million and $0.6 million, respectively. The future minimum lease payments under Farmer Mac’s non-cancelable leases for its office space and other contractual obligations are as follows:

		Other
	Future Minimum	Contractual
	Lease Payments	Obligations
	(in thousands)

2007	$627	$480
2008	635	128
2009	612	13
2010	691	-
2011	538	-
Thereafter	-	-
Total	$3,103	$621

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

13. FAIR VALUE DISCLOSURES

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2006 and 2005. Significant estimates, assumptions and present value calculations are used for the following disclosure, resulting in a high degree of subjectivity in the indicated fair values. Accordingly, these estimated fair values are not necessarily indicative of what Farmer Mac would realize in an actual sale or purchase.

	As of December 31,
	2006		2005
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$877,714	$877,714	$458,852	$458,852
Investment securities	1,830,904	1,830,904	1,621,959	1,621,941
Farmer Mac Guaranteed Securities	1,323,917	1,330,418	1,323,085	1,330,976
Loans	781,078	775,421	808,785	799,516
Financial derivatives	9,218	9,218	8,719	8,719
Interest receivable	73,545	73,545	67,509	67,509
Guarantee and commitment fees receivable:
LTSPCs	22,364	23,265	13,779	14,211
Farmer Mac Guaranteed Securities	16,783	17,478	7,942	7,959

Financial liabilities:
Notes payable:
Due within one year	3,296,441	3,298,097	2,585,967	2,587,704
Due after one year	1,305,014	1,296,691	1,421,175	1,406,527
Financial derivatives	23,474	23,474	29,162	29,162
Accrued interest payable	36,125	36,125	29,250	29,250
Guarantee and commitment obligation:
LTSPCs	20,891	21,791	11,954	12,386
Farmer Mac Guaranteed Securities	12,873	13,568	5,222	5,239

Farmer Mac estimates the fair value of its loans, Farmer Mac Guaranteed Securities and notes payable by discounting the projected cash flows of these instruments at projected interest rates. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. Interest rate contracts are valued using either a similar methodology or market quotes. For financial derivatives, including interest rate swaps, futures contracts and commitments to purchase and sell government sponsored enterprise debt and mortgage-backed securities, fair values are based on quoted market prices. When available, Farmer Mac determines the fair value investment securities using quoted market prices. For investment securities for which quoted market prices are not available, Farmer Mac determines the fair value based on the present value of the associated expected future cash flows. The carrying value of cash and cash equivalents approximates fair value.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2006 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$66,759	$65,947	$61,098	$56,118
Interest expense	58,321	56,840	51,020	45,451
Net interest income	8,438	9,107	10,078	10,667
Recovery/(provision) for loan losses	264	525	594	1,013
Net interest income after
provision for loan losses	8,702	9,632	10,672	11,680

Non-interest income/(loss):
Guarantee and commitment fees	5,930	5,548	5,288	5,049
Gains/(losses) on financial
derivatives and trading assets	329	(20,320)	9,908	11,700
Gains on sale of available-for-sale
investment securities	911	239	-	-
Gains on the sale of real estate
owned	295	-	304	210
Representation and warranty
claims income	-	-	718	-
Other income	167	607	58	169
Non-interest income/(loss)	7,632	(13,926)	16,276	17,128

Non-interest expense	5,497	5,476	6,452	5,669

Income/(loss) before income taxes	10,837	(9,770)	20,496	23,139
Income tax expense/(benefit)	2,714	(4,072)	6,559	7,488
Net income/(loss)	8,123	(5,698)	13,937	15,651
Preferred stock dividends	(560)	(560)	(560)	(560)
Net income/(loss) available to
common stockholders	$7,563	$(6,258)	$13,377	$15,091

Earnings per common share:
Basic earnings/(loss) per
common share	$0.71	$(0.58)	$1.21	$1.36
Diluted earnings/(loss) per
common share	$0.70	$(0.58)	$1.18	$1.32
Common stock dividends
per common share	$0.10	$0.10	$0.10	$0.10

	2005 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$55,094	$49,536	$44,907	$43,035
Interest expense	42,789	38,028	31,966	29,154
Net interest income	12,305	11,508	12,941	13,881
Recovery/(provision) for loan losses	1,732	(2,465)	203	584
Net interest income after
provision for loan losses	14,037	9,043	13,144	14,465

Non-interest income/(loss):
Guarantee and commitment fees	4,865	4,844	4,889	4,956
Gains/(losses) on financial
derivatives and trading assets	4,224	12,009	(14,562)	9,866
Gain on the repurchase of debt	116	-	-	-
Gains/(losses) on the sale
of real estate owned	-	114	(67)	(13)
Representation and warranty
claims income	-	-	-	79
Other income	259	926	367	320
Non-interest income/(loss)	9,464	17,893	(9,373)	15,208

Non-interest expense	5,332	(2,750)	4,718	4,218

Income/(loss) before income taxes	18,169	29,686	(947)	25,455
Income tax expense/(benefit)	5,747	9,778	(944)	8,510
Net income/(loss)	12,422	19,908	(3)	16,945
Preferred stock dividends	(560)	(560)	(560)	(560)
Net income/(loss) available to
common stockholders	$11,862	$19,348	$(563)	$16,385

Earnings per common share:
Basic earnings/(loss) per
common share	$1.07	$1.73	$(0.05)	$1.40
Diluted earnings/(loss) per
common share	$1.04	$1.70	$(0.05)	$1.39
Common stock dividends
per common share	$0.10	$0.10	$0.10	$0.10

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2006. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of December 31, 2006.

See Item 8 above for management’s report on internal control over financial reporting and the accompanying report of independent registered public accounting firm.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting. In October 2006, management concluded that the Corporation did not maintain effective controls over the accounting for financial derivatives as defined by SFAS 133. On October 4, 2006, the Corporation’s Board of Directors authorized management to restate the Corporation’s financial results from 2001 to eliminate the use of hedge accounting under SFAS 133. On November 9, 2006 the Corporation filed with the SEC an Annual Report on Form 10-K/A for 2005, Quarterly Reports on Form 10-Q/A for first and second quarters 2006 and a Quarterly Report on Form 10-Q for third quarter 2006 reflecting the Corporation’s elimination of hedge accounting. That elimination of hedge accounting during fourth quarter 2006 resolved the material weakness in internal controls that existed as of December 31, 2005 with no change in Farmer Mac’s internal control over financial reporting. Farmer Mac does not expect to use hedge accounting under SFAS 133 at any time in the foreseeable future.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Additional information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 27, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 27, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 27, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 27, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 27, 2007.

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
_______________
*  Incorporated by reference to the indicated prior filing.
**            Filed with this report.
†  Management contract or compensatory plan.
#  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Previously filed as Exhibit 10.1.3 to Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Previously filed as Exhibit 10.1.4 to Form 10-K filed March 16 2005).

†*	10.2	-	Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

†*	10.2.1	-	Amendment No. 1 dated as of January 10, 1991 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

†*	10.2.2	-	Amendment to Employment Contract dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

†*	10.2.3	-	Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 15, 1994).

†*	10.2.4	-	Amendment No. 4 dated as of February 8, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

†*	10.2.5	-	Amendment No. 5 dated as of June 13, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.2.6	-	Amendment No. 6 dated as of August 7, 1997 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.2.7	-	Amendment No. 7 dated as of June 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.2.8	-	Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).
_______________
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
_______________
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
_______________
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
_______________
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

_______________
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

_______________
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP - Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*	10.15	-	Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#	10.16	-	Long-Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

**#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long-Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant.

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

_______________
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
Certification of Chief Executive Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Henry D. Edelman	March 15, 2007
By: Henry D. Edelman President and Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred L. Dailey	Chairman of the Board and	March 15, 2007
Fred L. Dailey	Director

/s/ Henry D. Edelman	President and Chief Executive	March 15, 2007
Henry D. Edelman	Officer (Principal Executive Officer)

/s/ Nancy E. Corsiglia	Vice President - Finance,	March 15, 2007
Nancy E. Corsiglia	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Timothy L. Buzby	Vice President - Controller	March 15, 2007
Timothy L. Buzby	(Principal Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	March 15, 2007
Julia Bartling

/s/ Dennis L. Brack	Director	March 15, 2007
Dennis L. Brack

/s/ Ralph W. Cortese	Director	March 15, 2007
Ralph W. Cortese

/s/ Grace T. Daniel	Director	March 15, 2007
Grace T. Daniel

/s/ Paul A. DeBriyn	Director	March 15, 2007
Paul A. DeBriyn

/s/ Dennis A. Everson	Director	March 15, 2007
Dennis A. Everson

/s/ Ernest M. Hodges	Director	March 15, 2007
Ernest M. Hodges

/s/ Mitchell A. Johnson	Director	March 15, 2007
Mitchell A. Johnson

/s/ Lowell L. Junkins	Vice Chairman	March 15, 2007
Lowell L. Junkins	and Director

/s/ Timothy F. Kenny	Director	March 15, 2007
Timothy F. Kenny

/s/ Glen O. Klippenstein	Director	March 15, 2007
Glen O. Klippenstein

/s/ Charles E. Kruse	Director	March 15, 2007
Charles E. Kruse

/s/ John G. Nelson	Director	March 15, 2007
John G. Nelson

/s/ John Dan Raines, Jr.	Director	March 15, 2007
John Dan Raines, Jr.