Form 10-Q
period 2007-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2007-05-10
CIK 845877

As filed with the Securities and Exchange Commission on
May 10, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes    ☐  No    ☒

As of May 1, 2007, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,787,947 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations. The December 31, 2006 consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2006 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2006 consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$816,930	$877,714
Investment securities	2,273,679	1,830,904
Farmer Mac Guaranteed Securities	1,314,564	1,330,418
Loans held for sale	77,990	71,621
Loans held for investment	670,417	705,745
Allowance for loan losses	(1,730)	(1,945)
Loans held for investment, net	668,687	703,800
Real estate owned	2,097	2,097
Financial derivatives	7,382	9,218
Interest receivable	56,138	73,545
Guarantee and commitment fees receivable	43,198	40,743
Deferred tax asset, net	10,090	6,886
Prepaid expenses and other assets	5,007	6,727
Total Assets	$5,275,762	$4,953,673

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,533,771	$3,298,097
Due after one year	1,370,667	1,296,691
Total notes payable	4,904,438	4,594,788

Financial derivatives	25,559	23,474
Accrued interest payable	40,489	36,125
Guarantee and commitment obligation	39,665	35,359
Accounts payable and accrued expenses	15,785	12,828
Reserve for losses	2,197	2,610
Total Liabilities	5,028,133	4,705,184

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,724,785 and 9,075,862 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	8,725	9,076
Additional paid-in capital	83,364	85,349
Accumulated other comprehensive income	9,735	4,956
Retained earnings	109,274	112,577
Total Stockholders' Equity	247,629	248,489

Total Liabilities and Stockholders' Equity	$5,275,762	$4,953,673

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest income:
Investments and cash equivalents	$38,992	$26,698
Farmer Mac Guaranteed Securities	19,403	18,037
Loans	11,319	11,383
Total interest income	69,714	56,118

Total interest expense	60,632	45,451

Net interest income	9,082	10,667
Recovery/(provision) for loan losses	215	1,013
Net interest income after recovery/(provision) for loan losses	9,297	11,680

Non-interest income:
Guarantee and commitment fees	5,858	5,049
(Losses)/gains on financial derivatives and trading assets	(4,033)	11,700
Gains on the sale of real estate owned	-	210
Other income	409	169
Non-interest income	2,234	17,128

Non-interest expense:
Compensation and employee benefits	3,137	2,904
General and administrative	2,337	2,758
Regulatory fees	550	588
Real estate owned operating costs, net	-	115
Provision/(recovery) for losses	(413)	(696)
Non-interest expense	5,611	5,669

Income before income taxes	5,920	23,139

Income tax expense	1,438	7,488
Net income	4,482	15,651
Preferred stock dividends	(560)	(560)
Net income available to common stockholders	$3,922	$15,091

Earnings per common share:
Basic earnings per common share	$0.37	$1.36
Diluted earnings per common share	$0.37	$1.32
Common stock dividends per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$4,482	$15,651
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/(accretion) of premiums and discounts on loans and investments	325	(234)
Amortization of debt premiums, discounts and issuance costs	29,813	26,639
Proceeds from repayment of trading investment securities	388	467
Purchases of loans held for sale	(15,528)	(13,328)
Proceeds from repayment of loans held for sale	8,889	3,723
Net change in fair value of trading securities and financial derivatives	3,928	(12,501)
Amortization of SFAS 133 transition adjustment on financial derivatives	91	131
Gains on the sale of real estate owned	-	(210)
Total (recovery)/provision for losses	(628)	(1,709)
Deferred income taxes	(3,014)	5,112
Stock-based compensation expense	729	426
Decrease in interest receivable	17,407	24,165
(Increase)/decrease in guarantee and commitment fees receivable	(2,455)	2,031
(Increase)/decrease in other assets	(3,269)	13,855
Increase/(decrease) in accrued interest payable	4,364	(6,696)
Increase in other liabilities	5,721	21,172
Net cash provided by operating activities	51,243	78,694

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,234,474)	(899,793)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(61,098)	(47,528)
Purchases of loans held for investment	(6,116)	(16,932)
Purchases of defaulted loans	(833)	(4,054)
Proceeds from repayment of investment securities	800,052	639,816
Proceeds from repayment of Farmer Mac Guaranteed Securities	73,495	68,723
Proceeds from repayment of loans	47,767	44,582
Proceeds from sale of Farmer Mac Guaranteed Securities	200	1,485
Proceeds from sale of real estate owned	-	818
Net cash used in investing activities	(381,007)	(212,883)

Cash flows from financing activities:
Proceeds from issuance of discount notes	23,802,544	15,145,352
Proceeds from issuance of medium-term notes	536,000	86,200
Payments to redeem discount notes	(23,855,507)	(15,095,392)
Payments to redeem medium-term notes	(203,200)	(45,500)
Tax benefit from tax deductions in excess of compensation cost recognized	13	239
Proceeds from common stock issuance	202	815
Purchases of common stock	(9,475)	(1,085)
Dividends paid	(1,597)	(1,673)
Net cash provided by financing activities	268,980	88,956
Net decrease in cash and cash equivalents	(60,784)	(45,233)

Cash and cash equivalents at beginning of period	877,714	458,852
Cash and cash equivalents at end of period	$816,930	$413,619

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

(a)	Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with maturities of three months or less at the time of purchase to be cash equivalents. Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Cash paid for:
Interest	$28,529	$26,119
Income taxes	-	-
Non-cash activity:
Real estate owned acquired through foreclosure	-	-
Loans acquired and securitized as Farmer Mac Guaranteed Securities	200	1,485
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	303,766	-

(b)	Allowance for Losses

As of March 31, 2007, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held for investment, real estate owned, and loans underlying long-term standby purchase commitments (“LTSPCs”) and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio. For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

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

As of March 31, 2007, Farmer Mac concluded that the credit profile of its portfolio was consistent with Farmer Mac’s historical credit profile and trends. Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS 5 and SFAS 114.

The following table summarizes the changes in Farmer Mac’s allowance for losses for the three months ended March 31, 2007 and 2006:

	March 31, 2007

	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)

Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	-	(413)	(628)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Ending balance	$1,730	$-	$2,197	$3,927

	March 31, 2006

	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)

Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,013)	150	(846)	(1,709)
Charge-offs	-	(150)	-	(150)
Recoveries	20	-	-	20
Ending balance	$3,883	$-	$2,931	$6,814

The table below summarizes the components of Farmer Mac’s allowance for losses as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(in thousands)
Allowance for loan losses	$1,730	$1,945
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	857	982
Off-balance sheet Farmer Mac I Guaranteed Securities	599	679
LTSPCs	741	949
Total	$3,927	$4,555

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”). Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of March 31, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”). Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of March 31, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

As of March 31, 2007, Farmer Mac individually analyzed $16.2 million of its $55.0 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $38.8 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. All of the $16.2 million of assets analyzed individually were adequately collateralized. Accordingly, Farmer Mac did not record any specific allowances for under-collateralized assets as of March 31, 2007. Farmer Mac’s non-specific or general allowances were $3.9 million as of March 31, 2007.

The balance of impaired assets, both on- and off-balance sheet, and the related allowance specifically allocated to those impaired assets as of March 31, 2007 and December 31, 2006 are summarized in the following table:

	March 31, 2007			December 31, 2006
	Balance	Specific Allowance	Net Balance	Balance	Specific Allowance	Net Balance
	(in thousands)
Impaired assets:
Specific allowance for losses	$-	$-	$-	$-	$-	$-
No specific allowance for losses	55,004	-	55,004	56,854	-	56,854
Total	$55,004	$-	$55,004	$56,854	$-	$56,854

Farmer Mac recognized interest income of approximately $0.9 million and $0.8 million on impaired loans during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, Farmer Mac’s average investment in impaired loans was $55.9 million and $70.8 million, respectively.

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded through the use of forward sale contracts on mortgage-backed securities and the debt of other government-sponsored enterprises (“GSEs”) and futures contracts involving U.S. Treasury securities. Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac Guaranteed Securities. The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument. Gains or losses generated by these hedge transactions should offset changes in funding costs or Farmer Mac Guaranteed Securities sale prices that occur during the hedge period.

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

The following table summarizes information related to Farmer Mac’s financial derivatives as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)
Interest rate swaps:
Pay-fixed	$1,163,134	$(14,228)	$803,436	$(9,982)
Receive-fixed	1,075,482	(6,349)	810,482	(7,111)
Basis	240,125	2,206	335,065	2,531
Treasury futures	21	8	-	-
Agency forwards	42,212	186	71,045	306

Total	$2,520,974	$(18,177)	$2,020,028	$(14,256)

As of March 31, 2007, Farmer Mac had approximately $0.8 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive income related to the SFAS 133 transition adjustment. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next twelve months, Farmer Mac estimates that $0.4 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings.

As of March 31, 2007, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $181.4 million and a fair value of $2.4 million.  Those swaps hedge the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the Discount Notes Farmer Mac issues to fund the loan purchases. Under the terms of those basis swaps, which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR. See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007, for additional information on these related party transactions. As of December 31, 2006, these swaps had an outstanding notional amount of $193.0 million and a fair value of $2.8 million.

(d)	Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options. The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007			March 31, 2006
	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS
	(in thousands, except per share amounts)

Net income available to common stockholders	$3,922		$3,922	$15,091		$15,091
Weighted-average shares	10,468	178	10,646	11,107	318	11,425
Earnings per common share	$0.37		$0.37	$1.36		$1.32

During fourth quarter 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common stock. The aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares during first quarter 2007, thereby terminating the program according to its terms. At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock. The authority for this new stock repurchase program expires in November 2008. Repurchases under that program commenced in accordance with its terms upon termination of the previous program. During first quarter 2007, Farmer Mac repurchased 360,482 shares of its Class C Non-Voting Common Stock at an average price of $26.24 per share pursuant to both of the Corporation’s previously announced stock repurchase programs. These repurchases reduced the Corporation’s stockholders’ equity by approximately $9.5 million.

All of the shares repurchased under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

(e)	Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock. Upon stock option exercise, new shares are issued by the Corporation. Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant. If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant. Of the 3,750,000 shares authorized to be issued under the plan, 456,426 remain available for future issuance as of March 31, 2007. For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.

Farmer Mac recognized $0.4 million and $0.4 million of compensation expense during the three-month periods ended March 31, 2007 and 2006, respectively, related to the non-vested portion of stock option awards that were outstanding as of December 31, 2005. Additionally, Farmer Mac recognized $0.3 million of compensation expense related to stock options awarded subsequent to December 31, 2005, for the three-month period ended March 31, 2007, compared to no such compensation expense recognized for the three-month period ended March 31, 2006. The effect of the recognition of compensation expense related to stock options on diluted EPS for first quarter 2007 was a reduction of $0.04 per diluted share, compared to $0.02 per diluted share for first quarter 2006.

As of March 31, 2007, there was $1.5 million of total unrecognized compensation cost related to stock options outstanding and unvested as of December 31, 2005. Of that cost, $1.0 million and $0.5 million is expected to be recognized in the remainder of 2007 and 2008, respectively.

The following table summarizes stock option activity for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007		March 31, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of period	2,145,705	$23.83	2,153,008	$22.41
Granted	1,000	27.77	-	-
Exercised	(9,405)	21.54	(61,800)	13.14
Forfeited	(3,335)	23.53	-	-
Outstanding, end of period	2,133,965	23.85	2,091,208	22.68

Options exercisable at end of period	1,318,998	$24.05	1,390,475	$23.58

The cancellations of stock options during first quarter 2007 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date. There were no cancellations of stock options during first quarter 2006. For first quarter 2007 and first quarter 2006, the additional paid-in capital received from the exercise of stock options was $193 thousand and $750 thousand, respectively. During first quarter 2007 and first quarter 2006, the reduction of income taxes to be paid as a result of the deduction for the exercise of stock options was $20 thousand and $375 thousand, respectively.

The following table summarizes information regarding options outstanding as of March 31, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Remaining Contractual Life

$10.00 - $19.99	248,897	6.8 years	172,568	6.6 years
20.00 - 24.99	1,082,801	5.3 years	719,341	4.5 years
25.00 - 29.99	612,099	6.6 years	236,921	4.4 years
30.00 - 34.99	189,668	4.2 years	189,668	4.2 years
35.00 - 39.99	-	-	-	-
40.00 - 44.99	-	-	-	-
45.00 - 50.00	500	5.0 years	500	5.0 years
	2,133,965		1,318,998

The weighted-average grant date fair values of options granted in 2007 and 2006 were $9.69 and $9.91 per share, respectively. The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2007	2006
Risk-free interest rate	4.9%	5.0%
Expected years until exercise	5 years	6 years
Expected stock volatility	36.3%	36.9%
Dividend yield	1.4%	1.6%

(f)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g)	New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155, among other things, permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 was effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. Farmer Mac’s adoption of SFAS 155 on January 1, 2007 did not have a material effect on Farmer Mac’s results of operations and financial position.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for subsequent measurement. SFAS 156 was effective on January 1, 2007. Farmer Mac’s adoption of SFAS 156 on January 1, 2007 did not have a material effect on Farmer Mac’s results of operations or financial position.

Farmer Mac adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As part of the implementation of FIN 48, Farmer Mac evaluated its tax positions for its open tax years, 2003 through 2006, to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns. As of January 1, 2007, Farmer Mac recorded a liability for uncertain tax positions of $1.5 million with a corresponding $1.5 million increase in deferred tax assets. There were no significant changes in the components of the liability in first quarter 2007.

Farmer Mac’s policy for recording interest and penalties associated with uncertain tax positions is to record them as a component of income tax expense and the FIN 48 liability. Under the provisions of FIN 48, Farmer Mac will continue to evaluate its tax positions for potential liabilities related to unrecognized tax benefits at least quarterly, but does not expect any significant changes to its unrecognized tax benefits during the next 12 months. There are no income tax examinations of Farmer Mac in process.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements and the effects of certain of the measurements on earnings or changes in net assets. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. Farmer Mac is currently evaluating the potential impact, if any, that the adoption of SFAS 157 will have on its financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is also permitted as of the beginning of an entity’s fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Farmer Mac is currently evaluating the potential impact that the adoption of SFAS 159 would have on its financial statements.

Note 2.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2007 and December 31, 2006.

	March 31, 2007			December 31, 2006
	Available- for-Sale	Held-to- Maturity	Total	Available- for-Sale	Held-to- Maturity	Total
	(in thousands)
Farmer Mac I	$378,416	$27,931	$406,347	$404,938	$28,489	$433,427
Farmer Mac II	-	908,217	908,217	-	896,991	896,991
Total	$378,416	$936,148	$1,314,564	$404,938	$925,480	$1,330,418

Amortized cost	$370,581	$936,148	$1,306,729	$395,786	$925,480	$1,321,266
Unrealized gains	10,391	264	10,655	11,980	214	12,194
Unrealized losses	(2,556)	(4,901)	(7,457)	(2,828)	(6,715)	(9,543)
Fair value	$378,416	$931,511	$1,309,927	$404,938	$918,979	$1,323,917

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2007 and December 31, 2006, as applicable. The available-for-sale unrealized losses were on 10 and 12 individual securities as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, 7 of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months. Those securities had a total unrealized loss of $2.5 million as of March 31, 2007, compared to an unrealized loss of $2.8 million as of December 31, 2006. The unrealized losses on those securities are due to overall increases in market interest rates and not due to any underlying credit deterioration of the issuers. All of the available-for-sale securities with unrealized losses aged greater than 12 months have losses that are less than 2 percent of the security cost. All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates. Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represent other-than-temporary impairment as of March 31, 2007. Farmer Mac has the intent and ability to hold its on-balance sheet Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2007.

March 31, 2007
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,309,927

Weighted-average remaining life (in years)	4.7

Weighted-average prepayment speed (annual rate)	10.9%
Effect on fair value of a 10% adverse change	$(390)
Effect on fair value of a 20% adverse change	$(727)

Weighted-average discount rate	5.8%
Effect on fair value of a 10% adverse change	$(20,515)
Effect on fair value of a 20% adverse change	$(41,557)

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

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	March 31, 2007	December 31, 2006
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$740,304	$770,236
Guaranteed Securities	397,581	423,624
Farmer Mac II:
Guaranteed Securities	903,939	892,667
Total on-balance sheet	$2,041,824	$2,086,527

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,920,848	$1,969,734
AgVantage	1,500,000	1,500,000
Guaranteed Securities	1,874,458	1,649,895
Farmer Mac II:
Guaranteed Securities	28,117	33,132
Total off-balance sheet	$5,323,423	$5,152,761

Total	$7,365,247	$7,239,288

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions). Farmer Mac records these loans at their fair values in the consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans. Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected. Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses. Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis. Any decreases in expected cash flows are recognized as impairment. No impairment was recognized during the three months ended March 31, 2007 and 2006. The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three months ended March 31, 2007 and 2006 and the outstanding balances and carrying amounts of all such loans as of March 31, 2007 and December 31, 2006, respectively.

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)

Fair value at acquistion date	$833	$4,054
Contractually required payments receivable	871	4,120

	As of
	March 31, 2007	December 31, 2006
	(in thousands)

Outstanding balance	$45,650	$45,330
Carrying amount	41,617	42,687

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below. Information is not presented for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of March 31, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of March 31, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	90-Day Delinquencies (1)			Net Credit Losses/(Recoveries)
	As of March 31,	As of December 31,	As of March 31,	For the Three Months Ended March 31,
	2007	2006	2006	2007	2006
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$22,864	$18,457	$25,535	$-	$(20)
Total on-balance sheet	$22,864	$18,457	$25,535	$-	$(20)

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$5,477	$1,198	$3,227	$-	$-
Total off-balance sheet	$5,477	$1,198	$3,227	$-	$-

Total	$28,341	$19,655	$28,762	$-	$(20)

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural mortgage loans and other mortgage assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors. The following table summarizes cash flows received from and paid to these trusts:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Proceeds from new securitizations	$200	$1,485
Guarantee fees received	2,748	1,408
Purchases of assets from the trusts	-	506
Servicing advances	36	1
Repayment of servicing advances	67	4

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2007 and December 31, 2006, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	March 31, 2007	December 31, 2006
	(in thousands)

Post-1996 Act Farmer Mac I Guaranteed Securities	$3,374,458	$3,149,895
Farmer Mac II Guaranteed Securities	28,117	33,132
Total Farmer Mac I and II	$3,402,575	$3,183,027

As of March 31, 2007, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 14.2 years. For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $21.6 million as of March 31, 2007 and $13.6 million as of December 31, 2006.

Long-Term Standby Purchase Commitments (“LTSPCs”)

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

As of March 31, 2007 and December 31, 2006, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.9 billion and $2.0 billion, respectively.

As of March 31, 2007, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.4 years. For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet. This liability approximated $18.1 million as of March 31, 2007 and $21.8 million as of December 31, 2006.

Note 4.	Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale net of related taxes. The following table sets forth Farmer Mac’s comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)

Net income	$4,482	$15,651

Unrealized gains/(losses) on available for sale securities, net of tax	4,688	(9,042)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	91	131

Change in accumulated other comprehensive income/(loss), net of tax	4,779	(8,911)

Comprehensive income	$9,261	$6,740

The following table presents Farmer Mac’s accumulated other comprehensive income as of and for the three months ended March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(in thousands)
Available-for-sale securities:
Beginning balance	$5,802	$16,637
Net unrealized gains/(losses), net of tax	4,688	(10,835)
Ending balance	$10,490	$5,802

Financial derivatives:
Beginning balance	$(846)	$(1,390)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	91	544
Ending balance	$(755)	$(846)

Accumulated other comprehensive income, net of tax	$9,735	$4,956

Note 5.	Investments

The following table presents the amortized cost and estimated fair values of Farmer Mac’s investments as of March 31, 2007 and December 31, 2006.

	As of March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate asset-backed securities	$366,471	$-	$(6)	$366,465
Fixed rate asset-backed securities	365,650	2,894	-	368,544
Floating rate corporate debt securities	436,383	432	(180)	436,635
Fixed rate corporate debt securities	545,072	-	(2,718)	542,354
Fixed rate preferred stock	236,173	7,646	(86)	243,733
Floating rate commercial paper	50,140	-	-	50,140
Fixed rate commercial paper	101,862	-	-	101,862
Floating rate mortgage-backed securities	149,752	546	(78)	150,220
Fixed rate mortgage-backed securities	9,115	-	(147)	8,968
Total available-for-sale	2,260,618	11,518	(3,215)	2,268,921

Trading:
Adjustable rate mortgage-backed securities	4,702	56	-	4,758
Total trading	4,702	56	-	4,758
Total investment securities	$2,265,320	$11,574	$(3,215)	$2,273,679

	As of December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale:
Floating rate asset-backed securities	$361,822	$-	$-	$361,822
Floating rate corporate debt securities	406,374	527	(6)	406,895
Fixed rate corporate debt securities	579,389	17	(4,153)	575,253
Fixed rate preferred stock	236,771	3,628	(284)	240,115
Fixed rate commercial paper	73,371	-	-	73,371
Floating rate mortgage-backed securities	158,521	552	(45)	159,028
Fixed rate mortgage-backed securities	9,444	-	(177)	9,267
Total available-for-sale	1,825,692	4,724	(4,665)	1,825,751

Trading:
Adjustable rate mortgage-backed securities	5,091	62	-	5,153
Total trading	5,091	62	-	5,153
Total investment securities	$1,830,783	$4,786	$(4,665)	$1,830,904

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2007 and December 31, 2006, as applicable. All investment securities in an unrealized loss position are at least “A” rated and have not experienced any decline in credit rating during 2007 or 2006. The unrealized losses were on 31 and 21 individual investment securities as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, 13 of the securities in loss positions had been in loss positions for more than 12 months. Those securities had a total unrealized loss of $3.0 million as of March 31, 2007, compared to an unrealized loss of $4.4 million as of December 31, 2006. The unrealized losses on those securities are due to overall increases in market interest rates and not due to any underlying credit deterioration of the issuers. All of the securities with unrealized losses aged greater than 12 months have losses that are less than 3 percent of the security cost. All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates. Accordingly, Farmer Mac has concluded that none of the unrealized losses on our investment securities represent other-than-temporary impairment as of March 31, 2007. Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

As of March 31, 2007, Farmer Mac did not own any held-to-maturity investments and owned trading investment securities that mature in less than one year with an amortized cost of $4.7 million, a fair value of $4.8 million, and a weighted average yield of 5.38 percent. The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2007 are set forth below. Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of March 31, 2007
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$286,681	$286,567	4.22%
Due after one year through five years	991,676	990,697	5.30%
Due after five years through ten years	567,709	576,979	5.50%
Due after ten years	414,552	414,678	4.37%
Total	$2,260,618	$2,268,921	5.06%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007, and uncertainties regarding:

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

Critical Accounting Policy and Estimates

The critical accounting policy that is both important to the portrayal of Farmer Mac’s financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses. For a discussion of Farmer Mac’s critical accounting policy, as well as Farmer Mac’s use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policy and Estimates” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

Results of Operations

Overview. Net income available to common stockholders for first quarter 2007 was $3.9 million or $0.37 per diluted common share, compared to $15.1 million or $1.32 per diluted common share for first quarter 2006. These decreases were due principally to the effects of losses on financial derivatives used to manage interest rate risk. During first quarter 2007, Farmer Mac recorded losses of $4.0 million on financial derivatives due to market value changes caused by decreases in long-term interest rates. By comparison, Farmer Mac recorded gains of $11.7 million on financial derivatives for first quarter 2006 due to market value changes caused by increases in long-term interest rates. Although Farmer Mac’s financial derivatives provided highly effective economic hedges of interest rate risk, accounting under SFAS 133 caused the losses on the financial derivatives to be reflected in net income for first quarter 2007 while the offsetting economic gains on the hedged items were not. Similarly, under SFAS 133 the gains on financial derivatives for first quarter 2006 were reflected in net income, while the offsetting economic losses on the hedged items were not. As a result of Farmer Mac’s classification of its financial derivatives as undesignated hedges under SFAS 133, factors unrelated to the performance of the Corporation’s business, such as changes in interest rates, may cause the Corporation’s earnings under accounting principles generally accepted in the United States of America (“GAAP”) to be more volatile than - and even counter-directional to - the underlying economics of its business operations. Notwithstanding that increased volatility, the Corporation intends to continue to use financial derivatives to manage interest rate risk and optimize its cost of funds. Consistent with that strategy, the Board and management of Farmer Mac focus on the long-term growth of its business and its overall economic return to stockholders, rather than the short-term volatility of GAAP net income.

During first quarter 2007, Farmer Mac:

•	added $396.3 million of Farmer Mac I loans under LTSPCs;
•	purchased $21.6 million of newly originated and current seasoned Farmer Mac I loans;
•	purchased $53.5 million of Farmer Mac II USDA-guaranteed portions of loans; and
•	converted $303.8 million of pre-existing LTSPCs into Farmer Mac I Guaranteed Securities in swap transactions.

As of March 31, 2007, Farmer Mac’s outstanding program volume was $7.4 billion, which represented approximately 14.9 percent of management’s estimate of a $49.7 billion market of eligible agricultural mortgage loans. In addition, on April 19, 2007 Farmer Mac guaranteed $1.0 billion of AgVantage securities, increasing Farmer Mac’s outstanding program volume above $8.0 billion for the first time.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the continued upward trends in agricultural land values, and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate allowance for losses as of March 31, 2007 was $3.9 million. This resulted in the release of approximately $0.6 million from the allowance for losses in first quarter 2007. As of March 31, 2007, the allowance for losses was $3.9 million and 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $4.6 million and 10 basis points as of December 31, 2006 and $6.8 million and 16 basis points as of March 31, 2006.

As of March 31, 2007, Farmer Mac’s 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after enactment of the 1996 Act that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $28.3 million, representing 0.58 percent of the principal balance of the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $28.8 million (0.68 percent) as of March 31, 2006.

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income. Net interest income was $9.1 million for first quarter 2007, compared to $10.7 million for first quarter 2006. The net interest yield was 73 basis points for the three months ended March 31, 2007, compared to 100 basis points for the three months ended March 31, 2006.

Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date. The effect of SFAS 140 was a reclassification of approximately $0.8 million (7 basis points) of guarantee fee income as interest income for first quarter 2007, compared to $0.9 million (8 basis points) for first quarter 2006.

As discussed in Note 1(c) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets. For the three months ended March 31, 2007 and 2006, this classification resulted in the increase of the net interest yield of 1 basis point and 19 basis points, respectively.

The net interest yields for the three months ended March 31, 2007 and 2006 included the benefits of yield maintenance payments of 10 basis points and 9 basis points, respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results. For the three months ended March 31, 2007 and 2006, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $0.8 million or $0.08 per diluted share and $0.7 million or $0.06 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2007 and 2006. The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though no related income is included in the income figures presented. Therefore, as the balance of non-accruing loans increases or decreases, the net interest yield will decrease or increase accordingly. Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments. The average rate earned on cash and cash equivalents reflects the increase in short-term market rates from first quarter 2006 through first quarter 2007. The increase in the average rate for investments reflects the increase in short-term rates from first quarter 2006 through first quarter 2007 and the short-term or floating rate nature of most investments acquired or reset during first quarter 2007. The higher average rate on loans and Farmer Mac Guaranteed Securities during first quarter 2007 reflects the increase in market rates during 2006, which affected the rates on loans acquired or reset during that period and outstanding during first quarter 2007. The higher average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented. The upward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at higher market rates during 2006.

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$1,028,376	$13,563	5.28%	$593,615	$6,664	4.49%
Investments	1,892,787	25,430	5.37%	1,616,628	20,034	4.96%
Loans and Farmer Mac
Guaranteed Securities	2,023,941	30,721	6.07%	2,060,797	29,420	5.71%
Total interest-earning assets	4,945,104	69,714	5.64%	4,271,040	56,118	5.26%

Funding:
Notes payable due within one year	2,246,940	28,837	5.13%	2,372,349	25,742	4.34%
Notes payable due after one year	2,494,288	31,795	5.10%	1,654,704	19,709	4.76%
Total interest-bearing liabilities	4,741,228	60,632	5.12%	4,027,053	45,451	4.51%
Net non-interest-bearing funding	203,876			243,987
Total funding	$4,945,104	60,632	4.90%	$4,271,040	45,451	4.26%
Net interest income/yield		$9,082	0.73%		$10,667	1.00%

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

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$1,329	$5,569	$6,898
Investments	1,781	3,615	5,396
Loans and Farmer Mac Guaranteed Securities	4,296	(2,995)	1,301
Total	7,406	6,189	13,595
Expense from interest-bearing liabilities	6,508	8,672	15,180
Change in net interest income	$898	$(2,483)	$(1,585)

Guarantee and Commitment Fees. Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $5.9 million for first quarter 2007 compared to $5.0 million for first quarter 2006. The increase in guarantee and commitment fee income reflect the increase in the average balance of outstanding guarantees and LTSPCs. The effects of SFAS 140 classified guarantee fees of $0.8 million as interest income for first quarter 2007 compared to $0.9 million for first quarter 2006, although management considers the amounts to have been earned in consideration for the assumption of credit risk. That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk. When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk. The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

Expenses. General and administrative expenses were $2.3 million for first quarter 2007 compared to $2.8 million for first quarter 2006. The decrease was largely attributable to reduced legal fees from those in first quarter 2006 which included fees for a $500.0 million AgVantage transaction and compliance matters. Compensation and employee benefits were $3.1 million for first quarter 2007, compared to $2.9 million for first quarter 2006. Farmer Mac recognized compensation expense related to stock options of $0.7 million for first quarter 2007, compared to $0.4 million for first quarter 2006. For more information on stock option expense, see Note 1(e).

Regulatory fee expense for each of first quarter 2007 and 2006 were $0.6 million and $0.6 million, respectively. The Farm Credit Administration (“FCA”) has advised the Corporation that its estimated fees for the federal fiscal year ended September 30, 2007 will be $2.2 million compared to $2.4 million for the federal fiscal year ended September 30, 2006. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past. Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at approximately the same levels through 2007.

During first quarter 2007, Farmer Mac released $0.6 million from the allowance for losses, compared to a release of $1.7 million for first quarter 2006. See “—Quantitative and Qualitative Disclosures About Market Risk Management—Credit Risk” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses. As of March 31, 2007, Farmer Mac’s total allowance for losses was $3.9 million, or 0.08 percent relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $4.6 million and 0.10 percent as of December 31, 2006.

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income. As discussed in Note 1(c) to the condensed consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives. The pre-tax net effect of gains and losses on financial derivatives, and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net loss of $4.0 million for first quarter 2007 due to market value changes caused by decreases in interest rates compared to a net gain of $11.7 million for first quarter 2006 due to market value changes caused by increases in interest rates.

Farmer Mac records financial derivatives at fair value on its balance sheet with the related changes in fair value recognized in the condensed consolidated statement of operations. Although the Corporation’s use of financial derivatives achieves its economic and risk management objectives, its classification of financial derivatives as undesignated hedges under SFAS 133 allows factors unrelated to the economic performance of the Corporation’s business, such as changes in interest rates, to increase the volatility - or even change the direction - of the Corporation’s earnings under GAAP.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective fixed-rate cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. Specifically, interest rate swaps convert economically the variable cash flows related to the forecasted issuance of short-term debt to effectively fixed-rate medium-term and long-term notes that match the anticipated duration, repricing and interest rate characteristics of the corresponding assets. Since this strategy provides Farmer Mac with approximately the same cash flows as those that are inherent in the issuance of medium-term notes, Farmer Mac uses either the bond market or the swap market based upon their relative pricing efficiencies.

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

Business Volume. New business volume for first quarter 2007 was $471.5 million, compared to $396.2 million in fourth quarter 2006 and $648.5 million in first quarter 2006. Much of Farmer Mac’s recent business volume has been a product of the Corporation’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions. During first quarter 2007, those efforts resulted in $396.3 million of LTSPCs and in April 2007, the guarantee of a $1 billion AgVantage security.

While Farmer Mac achieved a dramatic increase in new business volume during 2006 and continuing into 2007, its future business with agricultural mortgage lenders may still be constrained by:

•	high levels of available capital and liquidity of agricultural lenders;
•	changes in the capital, liquidity or funding needs of major business partners;
•	alternative sources of funding and credit enhancement for agricultural lenders; and
•	increased competition in the secondary market for agricultural mortgage loans.

Looking ahead, Farmer Mac remains confident of opportunities for increased business volume and income growth as a result of the Corporation’s product development and marketing efforts. Farmer Mac’s marketing initiatives are generating business opportunities for 2007 and, it believes, beyond. Current initiatives include:

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

Management believes that legislative or regulatory developments or interpretations of Farmer Mac’s statutory charter could adversely affect Farmer Mac, its ability to offer new products, the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities. See “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

For a more detailed discussion of the above factors and the related effects on Farmer Mac’s business volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2007” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)

Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$21,644	$30,260
LTSPCs	396,322	73,155
AgVantage	-	500,000
Farmer Mac II Guaranteed Securities	53,548	45,127
Total purchases, guarantees and commitments	$471,514	$648,542

Farmer Mac I Guaranteed Securities issuances:
Sold	$200	$1,485
Retained	-	-
Loans previously under LTSPCs exchanged for Farmer Mac
Guaranteed Securities	303,766	-
Total	$303,966	$1,485

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet. The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest. The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received. The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. See “—Risk Management—Credit Risk - Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$21,644	$30,260

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	-	506

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	833	599

Defaulted loans purchased underlying LTSPCs	-	2,948

Total loan purchases	$22,477	$34,313

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during each of first quarter 2007 and first quarter 2006 was less than one month. Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2007 and first quarter 2006, 38 percent and 75 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.2 years and 15.0 years, respectively. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2007 and first quarter 2006 was 8.4 years and 5.5 years, respectively.

USDA’s most recent publications (as available on USDA’s website as of May 1, 2007) forecast:

•	2007 net cash farm income to be $67.2 billion, an increase of half a billion dollars from 2006 and an increase of $2.6 billion over the 10 year average.
•	2007 net farm income to be $66.6 billion which is 16 percent above its 10 year average, and an increase of $6.0 billion over 2006.
•
Total direct U.S. government payments to be $12.4 billion in 2007, down from $16.3 billion for 2006, and 24.7 percent below the 5 year average. Direct payment rates are fixed in legislation and are not affected by the level of program crop prices.

•	Countercyclical payments are forecast to decrease to $1.6 billion in 2007 from $4.1 billion in 2006.

•	Marketing loan benefits—which include loan deficiency payments, marketing loan gains, and certificate exchange gains—are projected to be down to $0.8 billion in 2007 from $2.0 billion in 2006.
•
The value of U.S. farm real estate is forecast to increase 4.5 percent in 2007 to $1.7 trillion from the current projection of $1.6 trillion for 2006, and the general economy to continue improvement supporting further growth in farmland values.

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

Balance Sheet Review

As of March 31, 2007, Farmer Mac had $816.9 million of cash and cash equivalents and $2.3 billion of investment securities, compared to $877.7 million of cash and cash equivalents and $1.8 billion of investment securities as of December 31, 2006. The increase in investment securities during first quarter 2007 was due primarily to Farmer Mac’s mission-related purchase of $365.6 million of asset-backed securities representing beneficial ownership interests in electric distribution cooperative loans made by the National Rural Utilities Cooperative Finance Corporation (“CFC”). The transaction improves CFC’s pricing to its rural electric cooperative members and advances Farmer Mac’s role in financing rural America.

During the three months ended March 31, 2007, there was a $44.6 million decrease in program assets (Farmer Mac Guaranteed Securities, loans and real estate owned) which is the net result of on-balance sheet new business volume offset by principal paydowns on program assets.

Consistent with the net increase in total assets of $322.1 million during first quarter 2007, total liabilities increased $322.9 million from December 31, 2006 to March 31, 2007. This increase in liabilities was primarily due to the $309.7 million increase in notes payable, the proceeds of which were used to fund the purchase of assets. For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the three months ended March 31, 2007, accumulated other comprehensive income increased $4.8 million, which was primarily the result of a $4.7 million increase in after-tax unrealized gains on securities available for sale. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. As of March 31, 2007, Farmer Mac’s core capital totaled $237.9 million, compared to $243.5 million as of December 31, 2006. As of March 31, 2007, core capital exceeded Farmer Mac’s statutory minimum capital requirement of $184.6 million by $53.3 million.

Farmer Mac was in compliance with its risk-based capital standards as of March 31, 2007.  As of March 31, 2007, the risk-based capital stress test generated a regulatory capital requirement of $80.8 million, an increase from the $42.9 million requirement as of December 31, 2006.  As of March 31, 2007, Farmer Mac’s regulatory capital of $241.8 million exceeded the risk-based capital requirement by approximately $161.0 million.  The increase in the risk-based capital requirement from December 31, 2006 to March 31, 2007 was primarily attributable to changes in the risk-based capital stress test by which the regulatory capital requirement is calculated.  The stress test changes were adopted in a final rule published by FCA in the Federal Register on December 26, 2006.  That rule became effective as of March 31, 2007.  Had the new risk-based capital stress test been in effect on December 31, 2006, the regulatory capital requirement would have been $89.6 million at that time.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for its interest rate risks to a large degree. As of March 31, 2007, 53 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 79 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties. Of the Farmer Mac I fixed rate loans purchased in first quarter 2007, 17 percent had yield maintenance or another form of prepayment protection. As of March 31, 2007, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 21.7 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in first quarter 2007, 3.3 percent contained other forms of prepayment penalties.

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

Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding. Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities. As of March 31, 2007, $1.2 billion of the $2.3 billion of investment securities (52 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks. MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads. The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of March 31, 2007 and December 31, 2006 to an immediate and instantaneous parallel shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate Scenario	March 31, 2007	December 31, 2006

+ 300 bp	-8.8%	-7.9%
+ 200 bp	-5.1%	-4.7%
+ 100 bp	-2.0%	-1.9%
- 100 bp	0.0%	0.0%
- 200 bp	-1.1%	-1.1%
- 300 bp	-2.2%	-2.1%

During first quarter 2007, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities. As of March 31, 2007, a uniform or “parallel” increase of 100 basis points would have increased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 1.1 percent, while a parallel decrease of 100 basis points would have decreased NII by 1.9 percent. Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios. As of March 31, 2007, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks. As of March 31, 2007, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 0.7 months, compared to plus 0.7 months as of December 31, 2006. Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable. Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of March 31, 2007, Farmer Mac had $2.5 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years. Of those interest rate swaps, $1.2 billion were floating-to-fixed rate interest rate swaps, $1.1 billion were fixed-to-floating interest rate swaps and $0.2 billion were basis swaps.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes. As discussed in Note 1(c) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty. As of March 31, 2007, Farmer Mac had uncollateralized net exposure of $1.1 million to one counterparty.

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

Farmer Mac’s allowance for losses is presented in three components on its condensed consolidated balance sheet:

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

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system. That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio. For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000. The allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities. The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

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

As of March 31, 2007, Farmer Mac concluded that the credit profile of its portfolio was consistent with Farmer Mac’s historical credit profile and trends. Management believes that its use of this methodology produces a reliable estimate of inherent probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities. Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of March 31, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of March 31, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2007 and 2006:

	March 31, 2007

	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)

Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	-	(413)	(628)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Ending balance	$1,730	$-	$2,197	$3,927

	March 31, 2006

	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)

Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,013)	150	(846)	(1,709)
Charge-offs	-	(150)	-	(150)
Recoveries	20	-	-	20
Ending balance	$3,883	$-	$2,931	$6,814

During first quarter 2007, Farmer Mac released $0.6 million from the allowance for losses, compared to the release of $1.7 million in first quarter 2006. During first quarter 2007, Farmer Mac did not charge off any losses against the allowance for losses and did not record any recoveries. During first quarter 2006, Farmer Mac charged off $150,000 in losses against the allowance for losses and had $20,000 in recoveries for net charge-offs of $130,000. There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities that was charged off in first quarter 2007 or first quarter 2006. As of March 31, 2007, Farmer Mac’s allowance for losses totaled $3.9 million, or 8 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $4.6 million (10 basis points) as of December 31, 2006.

As of March 31, 2007, Farmer Mac’s 90-day delinquencies totaled $28.3 million and represented 0.58 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $28.8 million (0.68 percent) as of March 31, 2006. As of March 31, 2007, Farmer Mac’s non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $50.0 million and represented 1.02 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $49.5 million (1.17 percent) as of March 31, 2006. Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding Post-1996 Act Loans, Guarantees (1), LTSPCs, and REO	Non- performing Assets	Percentage	Less: REO and Performing Bankruptcies	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2007	$4,905,244	$50,026	1.02%	$21,685	$28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%

(1) Excludes loans underlying AgVantage securities.

As of March 31, 2007, approximately $1.5 billion (30.7 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.2 billion (29.2 percent) as of March 31, 2006.

As of March 31, 2007, Farmer Mac individually analyzed $16.2 million of its $55.0 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $38.8 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. All of the $16.2 million of assets analyzed individually were adequately collateralized. Accordingly, Farmer Mac did not record any specific allowances for under-collateralized assets as of March 31, 2007. Farmer Mac’s non-specific or general allowances were $3.9 million as of March 31, 2007.

As of March 31, 2007, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs was 49.7 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 55.6 percent. The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing Assets by Original LTV Ratio as of March 31, 2007
(dollars in thousands)
Original LTV Ratio	Post-1996 Act Non-performing Assets	Percentage
0.00% to 40.00%	$4,206	8%
40.01% to 50.00%	9,988	20%
50.01% to 60.00%	19,963	40%
60.01% to 70.00%	15,016	30%
70.01% to 80.00%	539	1%
80.01% +	314	1%
Total	$50,026	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, post-1996 Act non-performing assets as of March 31, 2007 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets
	Distribution of Outstanding Loans, Guarantees and LTSPCs	Outstanding Loans, Guarantees and LTSPCs (1)	Post-1996 Act Non- performing Assets (2)	Non- performing Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	14%	$660,985	$9,574	1.45%
1997	5%	239,506	6,418	2.68%
1998	8%	406,669	10,153	2.50%
1999	9%	439,707	12,836	2.92%
2000	5%	241,473	4,950	2.05%
2001	9%	430,726	3,321	0.77%
2002	10%	506,537	939	0.19%
2003	11%	546,059	1,572	0.29%
2004	8%	390,367	-	0.00%
2005	11%	547,089	137	0.03%
2006	9%	433,722	126	0.03%
2007	1%	62,404	-	0.00%
Total	100%	$4,905,244	$50,026	1.02%

By geographic region (3):
Northwest	17%	$831,322	$26,051	3.13%
Southwest	42%	2,081,299	12,354	0.59%
Mid-North	22%	1,077,336	1,867	0.17%
Mid-South	8%	394,024	4,135	1.05%
Northeast	7%	330,527	2,116	0.64%
Southeast	4%	190,736	3,503	1.84%
Total	100%	$4,905,244	$50,026	1.02%

By commodity/collateral type:
Crops	42%	$2,071,880	$20,564	0.99%
Permanent plantings	22%	1,071,851	21,046	1.96%
Livestock	26%	1,264,236	5,267	0.42%
Part-time farm/rural housing	6%	290,652	3,149	1.08%
Ag storage and processing	3%	148,139	-	0.00%
Other	1%	58,486	-	0.00%
Total	100%	$4,905,244	$50,026	1.02%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of March 31, 2007, by year of origination, geographic region and commodity/collateral type. The purpose of this table is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Post-1996 Act Credit Losses Relative to all Cumulative Original Loans, Guarantees and LTSPCs
	Cumulative Original Loans, Guarantees and LTSPCs (1)		Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,401,297		$1,589	0.05%
1997	744,162		2,513	0.34%
1998	1,112,192		3,895	0.35%
1999	1,126,671		1,323	0.12%
2000	725,433		2,283	0.31%
2001	1,034,417		651	0.06%
2002	1,014,479		-	0.00%
2003	857,942		-	0.00%
2004	588,424		-	0.00%
2005	694,096		-	0.00%
2006	596,129		-	0.00%
2007	70,678		-	0.00%
Total	$11,965,920		$12,254	0.10%

By geographic region (2):
Northwest	$2,287,983		$6,949	0.30%
Southwest	5,001,781		4,732	0.09%
Mid-North	2,095,681		18	0.00%
Mid-South	789,889		336	0.04%
Northeast	931,513		1	0.00%
Southeast	859,073		218	0.03%
Total	$11,965,920		$12,254	0.10%

By commodity/collateral type:
Crops	$4,896,224		$(19)	0.00%
Permanent plantings	2,802,285		9,358	0.33%
Livestock	2,974,410		2,709	0.09%
Part-time farm/rural housing	804,919		206	0.03%
Ag storage and processing	336,865	(3)	-	0.00%
Other	151,217		-	0.00%
Total	$11,965,920		$12,254	0.10%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of March 31, 2007, approximately $184.5 million of the loans were not yet disbursed by the lender.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.9 billion was outstanding as of March 31, 2007), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

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

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs. As of March 31, 2007, Farmer Mac’s cash and cash equivalents and liquidity investment securities were $816.9 million and $1.4 billion, respectively. In addition, as of March 31, 2007, Farmer Mac held: (1) $865.6 million of mission-related non-program investment securities issued by the National Rural Utilities Cooperative Finance Corporation, and (2) $908.2 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. government. Both types of assets could be drawn upon as an additional source of liquidity. As of March 31, 2007, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 80 percent of Farmer Mac’s total liabilities. Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity. For first quarter 2007, Farmer Mac maintained an average of greater than 90 days of liquidity.

Capital. During fourth quarter 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common Stock. During first quarter 2007, the aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares, thereby terminating the program according to its terms. At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock. The authority for this new stock repurchase program expires in November 2008. Repurchases under that program commenced in accordance with its terms, upon termination of the previous program. During first quarter 2007, Farmer Mac repurchased 360,482 shares of its Class C Non-Voting Common Stock at an average price of $26.24 per share pursuant to both of the Corporation’s previously announced stock repurchase programs. These repurchases reduced the Corporation’s stockholders’ equity by approximately $9.5 million. During first quarter 2006, Farmer Mac repurchased 38,950 shares of its Class C Non-Voting Common Stock at an average price of $27.81, which reduced the Corporation’s stockholders’ equity by approximately $1.1 million. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock - Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock. Each dividend was paid on the last business day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid. On April 5, 2007, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on June 29, 2007 to holders of record as of June 15, 2007. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 15, 2007. Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I
	Loans and Guaranteed Securities	LTSPCs		Farmer Mac II	Total
	(in thousands)
For the quarter ended:
March 31, 2007	$21,644	$396,322	(1)	$53,548	$471,514
December 31, 2006	24,046	318,064		54,136	396,246
September 30, 2006	1,018,253	177,885		74,217	1,270,355
June 30, 2006	26,114	570,595		61,204	657,913
March 31, 2006	530,260	73,155		45,127	648,542
December 31, 2005	31,313	239,957		59,230	330,500
September 30, 2005	39,821	91,783		52,181	183,785
June 30, 2005	20,382	96,419		45,123	161,924
March 31, 2005	18,540	33,282		43,634	95,456

For the year ended:
December 31, 2006	1,598,673	1,139,699	(2)	234,684	2,973,056
December 31, 2005	110,056	461,441	(3)	200,168	771,665

(1)
$67.5 million of the LTSPCs during first quarter were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of March 31, 2007, approximately $55.5 million of the loans were not yet disbursed by the lender.

(2)
$139.9 million of the LTSPCs during 2006 were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of March 31, 2007, approximately $74.5 million of the loans were not yet disbursed by the lender.

(3)
126.9 million of the LTSPCs during 2005 were for agricultural storage and processing facilities. Several of the loans underlying those LTSPCs are for facilities under construction, and as of March 31, 2007, approximately $22.4 million of the loans were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs
	Farmer Mac I
	Post-1996 Act
	Loans and Guaranteed Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Total
	(in thousands)
As of:
March 31, 2007 (1)	$4,508,595	$1,920,848	$3,748	$932,056	$7,365,247
December 31, 2006 (2)	4,338,698	1,969,734	5,057	925,799	7,239,288
September 30, 2006 (3)	4,267,309	1,884,223	5,802	900,835	7,058,169
June 30, 2006 (4)	3,014,614	2,149,677	9,922	863,778	6,037,991
March 31, 2006	2,509,306	2,243,259	11,337	842,363	5,606,265
December 31, 2005	2,094,411	2,329,798	13,046	835,732	5,272,987
September 30, 2005	2,116,680	2,183,058	14,209	810,686	5,124,633
June 30, 2005	2,199,508	2,181,896	16,333	786,671	5,184,408
March 31, 2005	2,243,357	2,209,792	17,236	777,465	5,247,850

(1)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $303.8 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during first quarter 2007 at the request of program participants.

(2)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $129.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during fourth quarter 2006 at the request of a program participant.

(3)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $341.2 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during third quarter 2006 at the request of a program participant.

(4)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $550.1 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during second quarter 2006 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities
	Fixed Rate	5-to-10-Year ARMs & Resets	1-Month-to-3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2007	$899,628	$743,891	$417,722	$2,061,241
December 31, 2006	891,429	761,754	452,656	2,105,839
September 30, 2006	863,000	744,903	459,604	2,067,507
June 30, 2006	885,875	749,289	441,063	2,076,227
March 31, 2006	871,054	729,992	464,032	2,065,078
December 31, 2005	866,362	752,885	479,649	2,098,896
September 30, 2005	840,330	785,387	477,345	2,103,062
June 30, 2005	838,872	803,377	488,555	2,130,804
March 31, 2005	828,985	822,275	492,358	2,143,618

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a) Management’s Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2007. Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Farmer Mac is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

On January 17, 2007, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 544 shares of its Class C Non-Voting Common Stock, at an issue price of $27.13 per share, to the seven directors who elected to receive such stock in lieu of their cash retainers. On January 31, 2007, Farmer Mac granted options under its 1997 Incentive Plan to purchase 1,000 shares of Class C Non-Voting Common Stock, at an exercise price of $27.77 per share, to a non-officer employee in connection with the employee’s commencement of employment.

(b)	Not applicable.

(c)
As shown in the table below, Farmer Mac repurchased 360,482 shares of its Class C Non-Voting Common Stock during first quarter 2007 at an average price of $26.24 per share. All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities
Period	Total Number of Class C Shares Purchased		Average Price Paid per Class C Share	Total Number of Class C Shares Purchased as Part of Publicly Announced Program[1]		Maximum Number of Class C Shares that May Yet Be Purchased Under the Program

January 1, 2007 - January 31, 2007	135,332	[2]	$26.13	135,332	[2]	982,900
February 1, 2007 - February 28, 2007	62,900		$27.34	62,900		920,000
March 1, 2007 - March 31, 2007	162,250		$25.91	162,250		757,750
Total	360,482		$26.24	360,482

[1]
On November 17, 2005, Farmer Mac publicly announced the establishment of a program to repurchase up to 10 percent of the Corporation’s outstanding Class C Non-Voting Common Stock (958,632 shares). During first quarter 2007, the aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares, thereby terminating the program according to its terms. On February 5, 2007, Farmer Mac announced the establishment of a new program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock. The authority for this new stock repurchase program expires in November 2008. Repurchases under that program commenced in accordance with its terms, upon termination of the previous program.

[2]	Includes 118,232 shares purchased under the program announced in 2005 and 17,100 shares purchased under the program announced in 2007.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L. 104-105 (Form 10-K filed March 29, 1996).

*	3.2	-	Amended and restated By-Laws of the Registrant (Form 10-Q filed August 9, 2004).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*	4.5.1	-	Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*	4.5.2	-	Supplemental Agreement for 4.25% Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Previously filed as Exhibit 10.1.3 to Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Previously filed as Exhibit 10.1.4 to Form 10-K filed March 16, 2005).

†*	10.2	-	Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

†*	10.2.1	-	Amendment No. 1 dated as of January 10, 1991 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.2.2	-	Amendment to Employment Contract dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

†*	10.2.3	-	Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 15, 1994).

†*	10.2.4	-	Amendment No. 4 dated as of February 8, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

†*	10.2.5	-	Amendment No. 5 dated as of June 13, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.2.6	-	Amendment No. 6 dated as of August 7, 1997 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.2.7	-	Amendment No. 7 dated as of June 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.2.8	-	Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.2.9	-	Amendment No. 9 dated as of June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.2.10	-	Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.2.11	-	Amendment No. 11 dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.2.12	-	Amendment No. 12 dated as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.2.13	-	Amendment No. 13 dated as of August 3, 2004 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.2.14	-	Amendment No. 14 dated as of June 16, 2005 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.2.15	-	Amendment No. 15 dated as of June 1, 2006 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.3	-	Employment Agreement dated May 11, 1989 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.1	-	Amendment dated December 14, 1989 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.2	-	Amendment No. 2 dated February 14, 1991 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

†*	10.3.3	-	Amendment to Employment Contract dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

†*	10.3.4	-	Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 31, 1994).

†*	10.3.5	-	Amendment No. 5 dated as of June 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

†*	10.3.6	-	Amendment No. 6 dated as of June 1, 1995 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1995).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.3.7	-	Amendment No. 7 dated as of February 8, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

†*	10.3.8	-	Amendment No. 8 dated as of June 13, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.3.9	-	Amendment No. 9 dated as of August 7, 1997 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.3.10	-	Amendment No. 10 dated as of June 4, 1998 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.3.11	-	Amendment No. 11 dated as of June 3, 1999 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.3.12	-	Amendment No. 12 dated as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.3.13	-	Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.3.14	-	Amendment No. 14 dated as of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.3.15	-	Amendment No. 15 dated as of June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.3.16	-	Amendment No. 16 dated as of August 3, 2004 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.3.17	-	Amendment No. 17 dated as of June 16, 2005 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2005).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.3.18	-	Amendment No. 18 dated as of June 1, 2006 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.4	-	Employment Contract dated as of September 1, 1997 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

†*	10.4.1	-	Amendment No. 1 dated as of June 4, 1998 to Employment Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

†*	10.4.2	-	Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.4.3	-	Amendment No. 3 dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.4.4	-	Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.4.5	-	Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.4.6	-	Amendment No. 6 dated as of June 5, 2003 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.4.7	-	Amendment No. 7 dated as of August 3, 2004 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.4.8	-	Amendment No. 8 dated as of June 16, 2005 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2005).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.4.9	-	Amendment No. 9 dated as of June 1, 2006 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.5	-	Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

†*	10.5.1	-	Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.1 to Form 10-Q filed August 14, 2000).

†*	10.5.2	-	Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.2 to Form 10-Q filed August 14, 2001).

†*	10.5.3	-	Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.5.4	-	Amendment No. 4 dated as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.5.5	-	Amendment No. 5 dated as of June 16, 2005 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.5.6	-	Amendment No. 6 dated as of June 1, 2006 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.6	-	Employment Contract dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.6.1	-	Amendment No. 1 dated as of August 3, 2004 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.6.2	-	Amendment No. 2 dated as of June 16, 2005 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2005).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.6.3	-	Amendment No. 3 dated as of June 1, 2006 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2006).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-	Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11.1	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP - Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*	10.15	-	Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long-Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.18.1	-	Amendment No. 1 dated as of dated June 1, 2006 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2006).

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 10, 2007

By:	/s/ Henry D. Edelman
Henry D. Edelman President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy E. Corsiglia
Nancy E. Corsiglia Vice President - Finance (Principal Financial Officer)