Form 10-Q
period 2007-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2007-08-09
CIK 845877

As filed with the Securities and Exchange Commission on
August 9, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐                                No           ☒

As of August 1, 2007, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,928,912 shares of Class C Non-Voting Common Stock outstanding.

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

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$572,261	$877,714
Investment securities	2,464,097	1,830,904
Farmer Mac Guaranteed Securities	1,313,426	1,330,418
Loans held for sale	92,944	71,621
Loans held for investment	660,540	705,745
Allowance for loan losses	(1,681)	(1,945)
Loans held for investment, net	658,859	703,800
Real estate owned	1,799	2,097
Financial derivatives	19,884	9,218
Interest receivable	82,866	73,545
Guarantee and commitment fees receivable	57,026	40,743
Deferred tax asset, net	8,945	6,886
Prepaid expenses and other assets	5,001	6,727
Total Assets	$5,277,108	$4,953,673

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,594,063	$3,298,097
Due after one year	1,279,250	1,296,691
Total notes payable	4,873,313	4,594,788

Financial derivatives	19,423	23,474
Accrued interest payable	54,986	36,125
Guarantee and commitment obligation	51,978	35,359
Accounts payable and accrued expenses	18,587	12,828
Reserve for losses	2,197	2,610
Total Liabilities	5,020,484	4,705,184

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,843,108 and 9,075,862 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	8,843	9,076
Additional paid-in capital	88,904	85,349
Accumulated other comprehensive income/(loss)	(1,800)	4,956
Retained earnings	124,146	112,577
Total Stockholders' Equity	256,624	248,489
Total Liabilities and Stockholders' Equity	$5,277,108	$4,953,673

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest income:
Investments and cash equivalents	$41,530	$30,298	$80,522	$56,996
Farmer Mac Guaranteed Securities	18,782	18,953	38,185	36,990
Loans	11,199	11,847	22,518	23,230
Total interest income	71,511	61,098	141,225	117,216
Total interest expense	63,032	51,020	123,664	96,471

Net interest income	8,479	10,078	17,561	20,745
Recovery/(provision) for loan losses	-	594	215	1,606
Net interest income after recovery/(provision) for loan losses	8,479	10,672	17,776	22,351

Non-interest income:
Guarantee and commitment fees	6,354	5,288	12,212	10,337
Gains on financial derivatives and trading assets	19,825	9,908	15,792	21,608
Gains on sale of available-for-sale investment securities	21	-	21	-
Gains on the sale of real estate owned	32	304	32	514
Representation and warranty claims income	-	718	-	718
Other income	42	58	451	227
Non-interest income	26,274	16,276	28,508	33,404

Non-interest expense:
Compensation and employee benefits	3,719	2,673	6,856	5,577
General and administrative	2,237	2,577	4,574	5,335
Regulatory fees	550	588	1,100	1,175
Real estate owned operating costs, net	-	22	-	137
Provision/(recovery) for losses	100	592	(313)	(104)
Non-interest expense	6,606	6,452	12,217	12,120

Income before income taxes	28,147	20,496	34,067	43,635

Income tax expense	9,218	6,559	10,656	14,046
Net income	18,929	13,937	23,411	29,589
Preferred stock dividends	(560)	(560)	(1,120)	(1,120)
Net income available to common stockholders	$18,369	$13,377	$22,291	$28,469

Earnings per common share:
Basic earnings per common share	$1.79	$1.21	$2.15	$2.57
Diluted earnings per common share	$1.74	$1.18	$2.10	$2.50
Common stock dividends per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$23,411	$29,589
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on loans and investments	(803)	(1,237)
Amortization of debt premiums, discounts and issuance costs	62,956	58,220
Proceeds from repayment and sale of trading investment securities	5,091	1,001
Purchases of loans held for sale	(27,222)	(31,316)
Proceeds from repayment of loans held for sale	4,201	5,344
Net change in fair value of trading securities and financial derivatives	(14,654)	(22,420)
Amortization of SFAS 133 transition adjustment on financial derivatives	209	298
Gain on sale of available-for-sale securities	(21)	-
Gains on the sale of real estate owned	(32)	(514)
Total (recovery)/provision for losses	(528)	(1,711)
Deferred income taxes	(2,231)	1,527
Stock-based compensation expense	1,508	955
(Increase)/decrease in interest receivable	(9,321)	3,857
Increase in guarantee and commitment fees receivable	(16,283)	(3,614)
Decrease in other assets	2,502	24,734
Increase/(decrease) in accrued interest payable	18,861	(216)
Increase/(decrease) in other liabilities	20,716	(5,026)
Net cash provided by operating activities	68,360	59,471

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,238,930)	(1,913,573)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(122,122)	(108,600)
Purchases of loans held for investment	(34,278)	(25,058)
Purchases of defaulted loans	(1,483)	(4,565)
Proceeds from repayment of investment securities	1,567,668	1,524,967
Proceeds from repayment of Farmer Mac Guaranteed Securities	131,609	117,990
Proceeds from repayment of loans	84,931	68,426
Proceeds from sale of available-for-sale investment securities	32,109	-
Proceeds from sale of Farmer Mac Guaranteed Securities	1,324	3,033
Proceeds from sale of real estate owned	230	2,819
Net cash used in investing activities	(578,942)	(334,561)

Cash flows from financing activities:
Proceeds from issuance of discount notes	56,058,511	37,272,236
Proceeds from issuance of medium-term notes	795,000	117,200
Payments to redeem discount notes	(56,100,859)	(37,100,394)
Payments to redeem medium-term notes	(537,083)	(114,000)
Tax benefit from tax deductions in excess of compensation cost recognized	346	348
Proceeds from common stock issuance	5,589	2,112
Purchases of common stock	(13,186)	(8,974)
Dividends paid	(3,189)	(3,339)
Net cash provided by financing activities	205,129	165,189
Net decrease in cash and cash equivalents	(305,453)	(109,901)

Cash and cash equivalents at beginning of period	877,714	458,852
Cash and cash equivalents at end of period	$572,261	$348,951

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

(a)	Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with maturities of three months or less at the time of purchase to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2007 and 2006.

	Six Months Ended
	June 30, 2007	June 30, 2006
	(in thousands)
Cash paid for:
Interest	$49,164	$40,360
Income taxes	7,000	4,500
Non-cash activity:
Real estate owned acquired through foreclosure	-	-
Loans acquired and securitized as Farmer Mac Guaranteed Securities	1,324	3,033

(b)	Allowance for Losses

As of June 30, 2007, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying long-term standby purchase commitments (“LTSPCs”) and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio;
•	historical charge-off and recovery activities of the portfolio; and
•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS 5 and SFAS 114.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2007 and 2006:

	June 30, 2007

	Allowance	REO	Reserve	Total
	for Loan	Valuation	for	Allowance
	Losses	Allowance	Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,730	$-	$2,197	$3,927
Provision/(recovery) for losses	-	100	-	100
Charge-offs	(49)	(100)	-	(149)
Recoveries	-	-	-	-
Ending balance	$1,681	$-	$2,197	$3,878

Six Months Ended:
Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	100	(413)	(528)
Charge-offs	(49)	(100)	-	(149)
Recoveries	-	-	-	-
Ending balance	$1,681	$-	$2,197	$3,878

	June 30, 2006

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,883	$-	$2,931	$6,814
Provision/(recovery) for losses	(594)	5	587	(2)
Charge-offs	(900)	(5)	-	(905)
Recoveries	345	-	-	345
Ending balance	$2,734	$-	$3,518	$6,252

Six Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,606)	155	(259)	(1,710)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	364	-	-	364
Ending balance	$2,734	$-	$3,518	$6,252

The table below summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(in thousands)
Allowance for loan losses	$1,681	$1,945
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	857	982
Off-balance sheet Farmer Mac I Guaranteed Securities	683	679
LTSPCs	657	949
Total	$3,878	$4,555

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of June 30, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, any AgVantage securities or any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

As of June 30, 2007, Farmer Mac individually analyzed $14.7 million of its $45.7 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $31.0 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $14.7 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances as of June 30, 2007.  Similarly, as of December 31, 2006, Farmer Mac did not record any specific allowances related to its $56.9 million of impaired assets as of that date.

Farmer Mac recognized interest income of approximately $0.8 million and $1.7 million on impaired loans during the three months and six months ended June 30, 2007, respectively, compared to $1.2 million and $1.9 million, respectively, during the same periods in 2006.  During the three months and six months ended June 30, 2007, Farmer Mac’s average investment in impaired loans was $50.4 million and $51.3 million, respectively, compared to $68.4 million and $71.2 million, respectively, for the same periods in 2006.

(c)	Financial Derivatives

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Farmer Mac is required also to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

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

The following table summarizes information related to Farmer Mac’s financial derivatives as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(in thousands)
Interest rate swaps:
Pay-fixed	$1,183,798	$9,341	$803,436	$(9,982)
Receive-fixed	1,167,482	(10,470)	810,482	(7,111)
Basis	181,422	2,019	335,065	2,531
Treasury futures	900	(1)	-	-
Agency forwards	63,250	(428)	71,045	306
Total	$2,596,852	$461	$2,020,028	$(14,256)

As of June 30, 2007, Farmer Mac had approximately $0.6 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive income related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next twelve months, Farmer Mac estimates that $0.3 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings.

As of June 30, 2007, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $181.4 million and a fair value of $2.0 million.  Those swaps hedge the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the Discount Notes Farmer Mac issues to fund the loan purchases.  Under the terms of those basis swaps, which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007, for additional information on these related party transactions.  As of December 31, 2006, these swaps had an outstanding notional amount of $193.0 million and a fair value of $2.8 million.   Accordingly, Farmer Mac recorded an unrealized loss of $0.3 million and $0.8 million for the three months and six months ended June 30, 2007.

(d)           Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2007 and 2006:

	June 30, 2007			June 30, 2006
	Basic EPS	Dilutive stock options	Diluted EPS	Basic EPS	Dilutive stock options	Diluted EPS
	(in thousands, except per share amounts)
Three Months Ended:
Net income available to common stockholders	$18,369		$18,369	$13,377		$13,377
Weighted-average shares	10,287	255	10,542	11,083	256	11,339
Earnings per common share	$1.79		$1.74	$1.21		$1.18

Six Months Ended:
Net income available to common stockholders	$22,291		$22,291	$28,469		$28,469
Weighted average shares	10,377	216	10,593	11,095	287	11,382
Earnings per common share	$2.15		$2.10	$2.57		$2.50

During fourth quarter 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common stock.  The aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares during first quarter 2007, thereby terminating the program according to its terms.  At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The authority for this new stock repurchase program expires in November 2008.  Repurchases under that program commenced in accordance with its terms upon termination of the previous program.  During the three months and six months ended June 30, 2007, Farmer Mac repurchased 133,500 and 493,982 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $27.75 and $26.65 per share, respectively, pursuant to both of the Corporation’s previously announced stock repurchase programs.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $3.7 million and $13.2 million, respectively.

All of the shares repurchased under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

(e)	Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock.  Upon stock option exercise, new shares are issued by the Corporation.  Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant.  If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant.  Of the 3,750,000 shares authorized to be issued under the plan, 31,333 remain available for future issuance as of June 30, 2007.  For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.

Farmer Mac recognized $0.4 million and $0.8 million of compensation expense during the three-month and six-month periods ended June 30, 2007, respectively, and $0.4 million and $0.9 million of compensation expense during the three-month and six-month periods ended June 30, 2006, respectively, related to the non-vested portion of stock option awards that were outstanding as of December 31, 2005.  Additionally, Farmer Mac recognized $0.4 million and $0.7 million of compensation expense related to stock options awarded subsequent to December 31, 2005, for the three-month and six-month periods ended June 30, 2007, respectively, compared to no compensation expense and $0.1 million of similar compensation expense recognized for the three-month and six-month periods ended June 30, 2006, respectively.

As of June 30, 2007, Farmer Mac had $1.1 million of total unrecognized compensation cost related to stock options outstanding and unvested as of December 31, 2005.  Of that cost, $0.6 million and $0.5 million is expected to be recognized in the remainder of 2007 and 2008, respectively.

The following table summarizes stock option activity for the three and six months ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Three Months Ended:
Outstanding, beginning of period	2,133,965	$23.85	2,091,208	$22.68
Granted	456,427	29.33	358,928	26.35
Exercised	(253,459)	21.44	(75,111)	17.26
Canceled	(31,334)	27.11	(75,091)	28.82
Outstanding, end of period	2,305,599	$25.15	2,299,934	$23.23

Six Months Ended:
Outstanding, beginning of period	2,145,705	$23.83	2,153,008	$22.41
Granted	457,427	29.32	358,928	26.35
Exercised	(262,864)	21.44	(136,911)	15.40
Canceled	(34,669)	26.76	(75,091)	28.82
Outstanding, end of period	2,305,599	$25.15	2,299,934	$23.23

Options exercisable at end of period	1,408,361	$24.04	1,431,465	$23.28

The cancellations of stock options during the six months ended June 30, 2007 and June 30, 2006 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date.  For the three-month and the six-month periods ended June 30, 2007, the additional paid-in capital received from stock option exercises was $5.1 million and $5.3 million, respectively, compared to $1.2 million and $2.0 million for the comparable periods in the prior year.  For the three-month and the six-month periods ended June 30, 2007, the reduction of income taxes to be paid as a result of the deduction for stock option exercises was $0.7 million and $0.8 million, respectively, compared to $0.3 million and $0.7 million for the comparable periods in the prior year.

The following table summarizes information regarding options outstanding as of June 30, 2007:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
Range of		Remaining		Remaining
Exercise	Number of	Contractual	Number of	Contractual
Prices	Shares	Life	Shares	Life

$10.00 - $19.99	217,777	6.9 years	216,109	6.9 years
20.00 - 24.99	884,628	5.6 years	696,690	5.0 years
25.00 - 29.99	1,013,026	7.8 years	305,394	6.1 years
30.00 - 34.99	189,668	3.9 years	189,668	3.9 years
35.00 - 39.99	-	-	-	-
40.00 - 44.99	-	-	-	-
45.00 - 50.00	500	4.8 years	500	4.8 years
	2,305,599		1,408,361

The weighted-average grant date fair values of options granted in 2007 and 2006 were $11.25 and $9.91 per share, respectively.  The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2007	2006
Risk-free interest rate	4.8%	5.0%
Expected years until exercise	6 years	6 years
Expected stock volatility	35.9%	36.9%
Dividend yield	1.4%	1.6%

(f)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g)	New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS 155, among other things, permits the fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  SFAS 155 was effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006.  Farmer Mac’s adoption of SFAS 155 on January 1, 2007 did not have a material effect on Farmer Mac’s results of operations or financial position.

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

Farmer Mac adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  As part of the implementation of FIN 48, Farmer Mac evaluated its tax positions for its open tax years, 2003 through 2006, to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns.  As of January 1, 2007, Farmer Mac recorded a liability for uncertain tax positions of $1.5 million with a corresponding $1.5 million increase in deferred tax assets.  There were no significant changes in the components of the liability in first quarter 2007.  During second quarter 2007, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were reduced to $1.0 million.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is also permitted as of the beginning of an entity’s fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  Farmer Mac is currently evaluating the potential impact that SFAS 159, if adopted, would have on its financial statements.

Note 2.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2007 and December 31, 2006.

	June 30, 2007			December 31, 2006
	Available-	Held-to-		Available-	Held-to-
	for-Sale	Maturity	Total	for-Sale	Maturity	Total
	(in thousands)
Farmer Mac I	$367,418	$27,296	$394,714	$404,938	$28,489	$433,427
Farmer Mac II	-	918,712	918,712	-	896,991	896,991
Total	$367,418	$946,008	$1,313,426	$404,938	$925,480	$1,330,418

Amortized cost	$365,340	$946,008	$1,311,348	$395,786	$925,480	$1,321,266
Unrealized gains	4,685	72	4,757	11,980	214	12,194
Unrealized losses	(2,607)	(14,375)	(16,982)	(2,828)	(6,715)	(9,543)
Fair value	$367,418	$931,705	$1,299,123	$404,938	$918,979	$1,323,917

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2007 and December 31, 2006, as applicable.  The available-for-sale unrealized losses were on 18 and 12 individual securities as of June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007, 9 of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.6 million.  As of December 31, 2006, 6 of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.8 million.  The unrealized losses on those securities are due to overall increases in market interest rates.  As of June 30, 2007, all of the available-for-sale securities with unrealized losses aged greater than 12 months have losses that are less than 3 percent of the amortized security cost.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represent other-than-temporary impairment as of June 30, 2007.  Farmer Mac has the intent and ability to hold its on-balance sheet Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2007.

June 30, 2007
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,299,123

Weighted-average remaining life (in years)	4.9

Weighted-average prepayment speed (annual rate)	9.8%
Effect on fair value of a 10% adverse change	$(124)
Effect on fair value of a 20% adverse change	$(205)

Weighted-average discount rate	5.9%
Effect on fair value of a 10% adverse change	$(21,929)
Effect on fair value of a 20% adverse change	$(43,872)

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

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	June 30,	December 31,
	2007	2006
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$744,092	$770,236
Guaranteed Securities	391,763	423,624
Farmer Mac II:
Guaranteed Securities	915,151	892,667
Total on-balance sheet	$2,051,006	$2,086,527

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,644,413	$1,969,734
AgVantage	2,500,000	1,500,000
Guaranteed Securities	2,151,635	1,649,895
Farmer Mac II:
Guaranteed Securities	27,292	33,132
Total off-balance sheet	$6,323,340	$5,152,761

Total	$8,374,346	$7,239,288

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  No impairment was recognized during the three and six months ended June 30, 2007 and 2006.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and six months ended June 30, 2007 and 2006 and the outstanding balances and carrying amounts of all such loans as of June 30, 2007 and December 31, 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)

Fair value at acquistion date	$650	$511	$1,483	$4,565
Contractually required payments receivable	659	515	1,530	4,635

	As of
	June 30,	December 31,
	2007	2006
	(in thousands)

Outstanding balance	$40,029	$45,330
Carrying amount	35,711	42,687

Net credit losses for the six months ended June 30, 2007 and 2006 and 90-day delinquencies as of June 30, 2007, December 31, 2006 and June 30, 2006 for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities.  Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of June 30, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	90-Day
	Delinquencies (1)			Net Credit Losses
	As of	As of	As of	For the Six Months Ended
	June 30,	December 31,	June 30,	June 30,
	2007	2006	2006	2007	2006
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$13,561	$18,457	$18,599	$49	$536
Guaranteed Securities	-	-	-	-	-
Total on-balance sheet	$13,561	$18,457	$18,599	$49	$536

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,202	$1,198	$2,409	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$1,202	$1,198	$2,409	$-	$-

Total	$14,763	$19,655	$21,008	$49	$536

(1)
Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural mortgage loans and other mortgage assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes cash flows received from and paid to these trusts:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(in thousands)
Proceeds from new securitizations	$1,324	$3,033
Guarantee fees received	4,923	2,079
Purchases of assets from the trusts	247	506
Servicing advances	104	10
Repayment of servicing advances	95	8

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2007 and December 31, 2006, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	June 30,	December 31,
	2007	2006
	(in thousands)

Post-1996 Act Farmer Mac I Guaranteed Securities	$4,651,635	$3,149,895
Farmer Mac II Guaranteed Securities	27,292	33,132
Total Farmer Mac I and II	$4,678,927	$3,183,027

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $30.8 million as of June 30, 2007 and $13.6 million as of December 31, 2006.  As of June 30, 2007, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 12.1 years.

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

As of June 30, 2007 and December 31, 2006, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.6 billion and $2.0 billion, respectively.

As of June 30, 2007, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.3 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $21.2 million as of June 30, 2007 and $21.8 million as of December 31, 2006.

Note 4.	Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$18,929	$13,937	$23,411	$29,589

Unrealized losses on available for sale securities, net of tax	(11,653)	(6,679)	(6,965)	(15,721)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	118	167	209	298

Change in accumulated other comprehensive loss, net of tax	(11,535)	(6,512)	(6,756)	(15,423)

Comprehensive income	$7,394	$7,425	$16,655	$14,166

The following table presents Farmer Mac’s accumulated other comprehensive income/(loss) as of June 30, 2007 and December 31, 2006 and changes in the components of accumulated other comprehensive income/(loss) for the six months ended June 30, 2007 and the year ended December 31, 2006.

	June 30,	December 31,
	2007	2006
	(in thousands)
Available-for-sale securities:
Beginning balance	$5,802	$16,637
Net unrealized gains/(losses), net of tax	(6,965)	(10,835)
Ending balance	$(1,163)	$5,802

Financial derivatives:
Beginning balance	$(846)	$(1,390)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	209	544
Ending balance	$(637)	$(846)

Accumulated other comprehensive income/(loss), net of tax	$(1,800)	$4,956

Note 5.	Investments

The following table presents the amortized cost and estimated fair values of Farmer Mac’s investments as of June 30, 2007 and December 31, 2006.

	As of June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate asset-backed securities	$380,495	$-	$-	$380,495
Fixed rate asset-backed securities	365,650	-	(6,680)	358,970
Floating rate corporate debt securities	518,277	401	(1,103)	517,575
Fixed rate corporate debt securities	519,006	-	(3,539)	515,467
Floating rate preferred stock	53,102	-	(305)	52,797
Fixed rate preferred stock	182,486	7,169	-	189,655
Floating rate commercial paper	50,143	-	-	50,143
Fixed rate commercial paper	248,938	-	-	248,938
Floating rate mortgage-backed securities	141,062	532	(12)	141,582
Fixed rate mortgage-backed securities	8,806	-	(331)	8,475
Total investment securities available-for-sale	$2,467,965	$8,102	$(11,970)	$2,464,097

	As of December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate asset-backed securities	$361,822	$-	$-	$361,822
Floating rate corporate debt securities	406,374	527	(6)	406,895
Fixed rate corporate debt securities	579,389	17	(4,153)	575,253
Floating rate preferred stock	53,691	-	(284)	53,407
Fixed rate preferred stock	183,080	3,628	-	186,708
Fixed rate commercial paper	73,371	-	-	73,371
Floating rate mortgage-backed securities	158,521	552	(45)	159,028
Fixed rate mortgage-backed securities	9,444	-	(177)	9,267
Total available-for-sale	1,825,692	4,724	(4,665)	1,825,751

Trading:
Adjustable rate mortgage-backed securities	5,091	62	-	5,153
Total trading	5,091	62	-	5,153
Total investment securities	$1,830,783	$4,786	$(4,665)	$1,830,904

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2007 and December 31, 2006, as applicable.  All investment securities in an unrealized loss position were at least “A” rated and had not experienced any significant decline in credit rating during 2007 or 2006.  The unrealized losses were on 30 and 21 individual investment securities as of June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007, 12 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $4.2 million.  As of December 31, 2006, six of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $4.4 million.  The unrealized losses on those securities are due to overall increases in market interest rates and not due to any underlying credit deterioration of the issuers.  As of June 30, 2007, all of the securities with unrealized losses aged greater than 12 months have losses that are less than 7 percent of the amortized security cost.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its investment securities represent other-than-temporary impairment as of June 30, 2007.  Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

As of June 30, 2007, Farmer Mac did not own any held-to-maturity investments or trading investments.  The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2007 are set forth below.  Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities
	Available-for-Sale
	as of June 30, 2007
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$384,434	$384,144	4.84%
Due after one year through five years	1,026,370	1,024,778	5.30%
Due after five years through ten years	527,545	525,711	6.18%
Due after ten years	529,616	529,464	5.46%
Total	$2,467,965	$2,464,097	5.45%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007, and uncertainties regarding:

•	lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
•	increases in general and administrative expenses attributable to growth of the business and regulatory environment, including the hiring of additional personnel with expertise in key functional areas;
•	the rate and direction of development of the secondary market for agricultural mortgage loans;
•	the general rate of growth in agricultural mortgage indebtedness;
•	borrower preferences for fixed-rate agricultural mortgage indebtedness;
•	legislative or regulatory developments that could affect Farmer Mac;
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities; and
•	possible reaction in the financial markets to events involving GSEs other than Farmer Mac.

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

Results of Operations

Overview.  Net income available to common stockholders for second quarter 2007 was $18.4 million or $1.74 per diluted common share, compared to $13.4 million or $1.18 per diluted common share for second quarter 2006.  Net income available to common stockholders for the six months ended June 30, 2007 was $22.3 million or $2.10 per diluted common share, compared to $28.5 million or $2.50 per diluted common share for the six months ended June 30, 2006.  These fluctuations, both the increase in the quarterly net income comparison and the decrease in the six month net income comparison, were due principally to volatility resulting from gains and losses on financial derivatives used to manage interest rate risk.  During second quarter 2007, Farmer Mac recorded gains on financial derivatives of $19.8 million, compared to gains on financial derivatives of $9.9 million for second quarter 2006.  Although Farmer Mac’s financial derivatives provide highly effective economic hedges of interest rate risk, accounting under SFAS 133 caused the gains on the financial derivatives to be reflected in net income for second quarter 2007 while the offsetting economic losses on the hedged items were not.  Similarly, under SFAS 133 the gains on financial derivatives for second quarter 2006 were reflected in net income, while the offsetting economic losses on the hedged items were not.  As a result of Farmer Mac’s classification of its financial derivatives as undesignated hedges under SFAS 133, factors unrelated to the performance of the Corporation’s business, such as changes in interest rates, may cause the Corporation’s earnings under accounting principles generally accepted in the United States of America (“GAAP”) to be more volatile than – and even counter-directional to – the underlying economics of its business operations.  Notwithstanding that increased volatility, the Corporation intends to continue to use financial derivatives to manage interest rate risk and optimize its cost of funds.

Beyond the impact of SFAS 133 on net income, Farmer Mac’s financial results in second quarter 2007 were driven by growth in guarantee and commitment fees while non-interest expenses remained relatively flat.  In contrast, Farmer Mac’s financial results in second quarter 2006 benefited from items that are not predictable sources of ongoing revenue, specifically representation and warranty claims income; gains on the sale of REO; and significant recoveries from the allowance for losses. The Board and management of Farmer Mac focus on the long-term growth of its business and its overall economic return to stockholders, rather than the short-term volatility of GAAP net income.

During second quarter 2007, Farmer Mac:

•	added $152.4 million of Farmer Mac I loans under LTSPCs;
•	purchased $39.9 million of newly originated and current seasoned Farmer Mac I loans;
•	guaranteed $1.0 billion of AgVantage securities; and
•	purchased $59.1 million of Farmer Mac II USDA-guaranteed portions of loans.

This new business brought Farmer Mac’s outstanding program volume as of June 30, 2007 to $8.4 billion.  During second quarter 2007, pre-existing LTSPCs with a principal balance of $360.8 million were converted to Farmer Mac I Guaranteed Securities in swap transactions, with no effect on new business volume.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the continued upward trends in agricultural land values, and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate allowance for losses as of June 30, 2007 was $3.9 million, which was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities).  This represents little change from the level of the allowance for losses as of March 31, 2007, which was also $3.9 million and 8 basis points.  These amounts compare to $4.6 million and 10 basis points as of December 31, 2006 and $6.3 million and 13 basis points as of June 30, 2006.

As of June 30, 2007, Farmer Mac’s 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after enactment of the 1996 Act that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $14.8 million, representing 0.30 percent of the principal balance of the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $21.0 million (0.46 percent) as of June 30, 2006.

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income was $8.5 million for second quarter 2007, compared to $10.1 million for second quarter 2006.  Net interest income was $17.6 million for the six months ended June 30, 2007, compared to $20.7 million for the six months ended June 30, 2006.  The net interest yield was 70 basis points for the six months ended June 30, 2007, compared to 95 basis points for the six months ended June 30, 2006.

Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date.  The effect of SFAS 140 was the classification of approximately $1.7 million (7 basis points) of guarantee fee income as interest income for the six months ended June 30, 2007, compared to $1.7 million (8 basis points) for the six months ended June 30, 2006.

As discussed in Note 1(c) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets.  For the six months ended June 30, 2007 and 2006, this classification resulted in no effect on the net interest yield and an increase of the net interest yield of 12 basis points, respectively.

The net interest yields for the six months ended June 30, 2007 and 2006 included the benefits of yield maintenance payments of $2.2 million (9 basis points) and $2.3 million (11 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.  For the six months ended June 30, 2007 and 2006, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $1.4 million or $0.14 per diluted share and $1.5 million or $0.13 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2007 and 2006.  The balance of non-accruing loans is included in the average balance of interest-earning loans presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.  The average rate earned on cash and cash equivalents reflects higher short-term market rates during the first half of 2007 compared to the first half of 2006.  The increase in the average rate for investments reflects higher short-term rates during the first half of 2007 compared to the first half of 2006 and the short-term or floating rate nature of most investments acquired or reset during 2007.  The higher average rate on loans and Farmer Mac Guaranteed Securities during the first half 2007 reflects the increase in market rates reflected in the rates on loans acquired or reset during that period compared to the rates on loans that have matured.  The higher average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The upward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at higher market rates during 2006 and 2007.

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$1,011,706	$26,706	5.28%	$614,978	$14,414	4.69%
Investments	2,002,840	53,816	5.37%	1,681,448	42,582	5.06%
Loans and Farmer Mac
Guaranteed Securities	2,013,241	60,703	6.03%	2,056,083	60,220	5.86%
Total interest-earning assets	5,027,787	141,225	5.62%	4,352,509	117,216	5.39%

Funding:
Notes payable due within one year	2,388,599	60,997	5.11%	2,471,175	56,392	4.56%
Notes payable due after one year	2,459,365	62,667	5.10%	1,669,947	40,079	4.80%
Total interest-bearing liabilities	4,847,964	123,664	5.10%	4,141,122	96,471	4.66%
Net non-interest-bearing funding	179,823			211,387
Total funding	$5,027,787	123,664	4.92%	$4,352,509	96,471	4.43%
Net interest income/yield		$17,561	0.70%		$20,745	0.95%

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The increases in income due to changes in rate reflect the reset of variable-rate investments and adjustable-rate mortgages to higher rates and the acquisition of new higher-yielding investments, loans and Farmer Mac Guaranteed Securities, as described above.  The increases in expense reflect the increased cost of  funding due to the increase in capital markets interest rates.

	Six Months Ended June 30, 2007
	Compared to Six Months Ended
	June 30, 2006
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and cash equivalents	$2,011	$10,282	$12,293
Investments	2,718	8,515	11,233
Loans and Farmer Mac Guaranteed Securities	3,223	(2,740)	483
Total	7,952	16,057	24,009
Expense from interest-bearing liabilities	9,721	17,472	27,193
Change in net interest income	$(1,769)	$(1,415)	$(3,184)

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.4 million for second quarter 2007 and $12.2 million for the six months ended June 30, 2007, compared to $5.3 million and $10.3 million, respectively, for the same periods in 2006.  The effect of SFAS 140 classified guarantee fees of $0.8 million for second quarter 2007 and $1.7 million for the six months ended June 30, 2007, compared to $0.9 million and $1.7 million, respectively, for the same periods in 2006 as interest income, although management considers the amounts to have been earned in consideration for the assumption of credit risk.  That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk.  When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk.  The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

Expenses.  General and administrative expenses were $2.2 million for second quarter 2007 and $4.6 million for the six months ended June 30, 2007, compared to $2.6 million and $5.3 million, respectively, for the same periods in 2006.  The reductions in general and administrative expenses are due to lower amounts spent on professional fees related to new products and regulatory compliance matters during 2007 compared to 2006.  Compensation and employee benefits were $3.7 million for second quarter 2007 and $6.9 million for the six months ended June 30, 2007, compared to $2.7 million and $5.6 million, respectively, for the same periods in 2006.  Farmer Mac recognized compensation expense related to stock options of $0.8 million and $1.5 million for second quarter 2007 and the six months ended June 30, 2007, respectively, compared to $0.4 million and $1.0 million, respectively, for the same periods in 2006.  For more information on stock option expense, see Note 1(e) to the condensed consolidated financial statements.

Regulatory fee expense for second quarter 2007 and the six months ended June 30, 2007 were $0.6 million and $1.1 million, respectively, compared to $0.6 million and $1.2 million, respectively, for the same periods in 2006.  The Farm Credit Administration (“FCA”) has advised the Corporation that its estimated fees for the federal fiscal year ended September 30, 2007 will be $2.2 million, compared to $2.4 million for the federal fiscal year ended September 30, 2006.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.  Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at approximately the same levels through the end of 2007.

During second quarter 2007, Farmer Mac provided $0.1 million for its allowance for losses, compared to a recovery of $2,000 in second quarter 2006.  During the six months ended June 30, 2007, Farmer Mac released $0.5 million from the allowance for losses, compared to a release of $1.7 million for the six months ended June 30, 2006.  See “—Quantitative and Qualitative Disclosures About Market Risk Management—Credit Risk” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses.  As of June 30, 2007, Farmer Mac’s total allowance for losses was $3.9 million, which was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $4.6 million and 10 basis points as of December 31, 2006.

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income.  As discussed in Note 1(c) to the condensed consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives.  The pre-tax net effect of gains and losses on financial derivatives and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net gain of $19.8 million for second quarter 2007 and a net gain of $15.8 million for the six months ended June 30, 2007 due to market value changes caused by increases in interest rates, compared to net gains of $9.9 million and $21.6 million, respectively, for the same periods in 2006 also due to market value changes caused by increases in interest rates.

Farmer Mac records financial derivatives at fair value on its balance sheet with the related changes in fair value recognized in the condensed consolidated statement of operations.  Although the Corporation’s use of financial derivatives achieves its economic and risk management objectives, its classification of financial derivatives as undesignated hedges under SFAS 133 allows factors unrelated to the economic performance of the Corporation’s business, such as changes in interest rates, to increase the volatility – or even change the direction – of the Corporation’s earnings under GAAP.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps convert economically the variable cash flows related to the forecasted issuance of short-term debt to effectively fixed-rate medium-term and long-term notes that match the anticipated duration, repricing and interest rate characteristics of the corresponding assets.  Since this strategy provides Farmer Mac with approximately the same cash flows as those that are inherent in the issuance of medium-term notes, Farmer Mac uses either the bond market or the swap market based upon their relative pricing efficiencies.

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

Business Volume.  New business volume for second quarter 2007 was $1.3 billion, compared to $471.5 million in first quarter 2007 and $657.9 million in second quarter 2006.  Much of Farmer Mac’s recent business volume has been a product of the Corporation’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions.  During second quarter 2007, those efforts resulted in $152.4 million of LTSPCs and the guarantee of a $1.0 billion ten-year AgVantage security.

While Farmer Mac achieved a significant increase in new business volume during 2006 and continuing into 2007, its future business with agricultural mortgage lenders may still be constrained by:

•	high levels of available capital and liquidity of agricultural lenders;
•	changes in the capital, liquidity or funding needs of major business partners;
•	alternative sources of funding and credit enhancement for agricultural lenders; and
•	increased competition in the secondary market for agricultural mortgage loans.

Looking ahead, Farmer Mac remains confident of opportunities for increased business volume and income growth as a result of the Corporation’s product development and marketing efforts.  Farmer Mac’s marketing initiatives continue to generate business opportunities for 2007 and, it believes, beyond.  Current initiatives include:

•	expanded use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage portfolios;
•	agribusiness and rural development loans associated with agriculture, in fulfillment of Farmer Mac’s Congressional mission;
•	new structures for LTSPC transactions, including risk sharing provisions; and
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

On July 27, 2007, the House of Representatives passed its version of a 2007 Farm Bill (H.R. 2419) that would expand Farmer Mac’s charter to authorize the Corporation to purchase and guarantee securities backed by rural utilities (electric and telephone) loans made by cooperative lenders, particularly the National Rural Utilities Cooperative Finance Corporation and institutions of the Farm Credit System.  At this time, no assurance can be given that this legislation will be enacted into law nor, if enacted, that it will result in significant additional business for Farmer Mac.

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

The following tables set forth the amount of all Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in thousands)
Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$39,856	$26,114	$61,500	$56,374
LTSPCs	152,402	570,595	548,724	643,750
AgVantage	1,000,000	-	1,000,000	500,000
Farmer Mac II Guaranteed Securities	59,149	61,204	112,697	106,331
Total purchases, guarantees and commitments	$1,251,407	$657,913	$1,722,921	$1,306,455

Farmer Mac I Guaranteed
Securities issuances:
Sold	$1,124	$1,548	$1,324	$3,033
Retained	-	-	-	-
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	360,777	550,114	664,543	550,114
Total	$361,901	$551,662	$665,867	$553,147

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

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in thousands)

Farmer Mac I newly originated and current seasoned loan purchases	$39,856	$26,114	$61,500	$56,374

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	247	-	247	506

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	131	214	964	813

Defaulted loans purchased underlying LTSPCs	272	297	272	3,246

Total loan purchases	$40,506	$26,625	$62,983	$60,939

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2007 was less than one month and during second quarter 2006, the weighted-average age was two months.  Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2007 and second quarter 2006, 61 percent and 76 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.1 years and 16.9 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2007 and second quarter 2006 was 8.0 years and 9.8 years, respectively.

USDA’s most recent publications (as available on USDA’s website as of August 1, 2007) forecast:

•	2007 net cash farm income to be $67.2 billion, an increase of $0.5 billion dollars from 2006 and an increase of $2.6 billion over the 10-year average.
•	2007 net farm income to be $66.6 billion, which is 16 percent above its 10-year average and an increase of $6.0 billion over 2006.
•
Total direct U.S. government payments to be $12.4 billion in 2007, down from $16.3 billion for 2006, and 24.7 percent below the 5-year average.  Direct payment rates are fixed in legislation and are not affected by the level of program crop prices.

•	Countercyclical payments are forecast to decrease to $1.6 billion in 2007 from $4.1 billion in 2006.

•	Marketing loan benefits—which include loan deficiency payments, marketing loan gains, and certificate exchange gains—are projected to be down to $0.8 billion in 2007 from $2.0 billion in 2006.

•
The value of U.S. farm real estate is forecast to increase 4.7 percent in 2007 to $1.7 trillion from the current projection of $1.6 trillion for 2006, and the general economy to continue improvement, supporting further growth in farmland values.

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

Balance Sheet Review

As of June 30, 2007, Farmer Mac had $572.3 million of cash and cash equivalents and $2.5 billion of investment securities, compared to $877.7 million of cash and cash equivalents and $1.8 billion of investment securities as of December 31, 2006.  The increase in investment securities during the first half of 2007 was due primarily to Farmer Mac’s February 15, 2007 mission-related investment purchase of $365.6 million of asset-backed securities representing beneficial ownership interests in electric distribution cooperative loans made by the National Rural Utilities Cooperative Finance Corporation (“CFC”).  The transaction improves CFC’s pricing to its rural electric cooperative members and advances Farmer Mac’s role in financing rural America.

During the six months ended June 30, 2007, on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) decreased by $40.9 million due to the net result of principal paydowns on program assets offset by new loan purchases.

Consistent with the net increase in total assets of $323.4 million during the six months ended June 30, 2007, total liabilities increased $315.3 million from December 31, 2006 to June 30, 2007.  This increase in liabilities was primarily due to the $278.5 million increase in notes payable, the proceeds of which were used to fund the purchase of assets.  For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the six months ended June 30, 2007, accumulated other comprehensive income/(loss) decreased $6.8 million, which was primarily the result of $1.2 million after-tax unrealized losses on securities available-for-sale as of June 30, 2007, compared to $5.8 million after-tax unrealized gains on securities available-for-sale as of December 31, 2006.  Accumulated other comprehensive income/(loss) is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  As of June 30, 2007, Farmer Mac’s core capital totaled $258.4 million, compared to $243.5 million as of December 31, 2006.  As of June 30, 2007, core capital exceeded Farmer Mac’s statutory minimum capital requirement of $192.2 million by $66.2 million.

Farmer Mac was in compliance with its risk-based capital standards as of June 30, 2007.  As of June 30, 2007, the risk-based capital stress test generated a regulatory capital requirement of $83.8 million, an increase from the $42.9 million requirement as of December 31, 2006.  As of June 30, 2007, Farmer Mac’s regulatory capital of $262.3 million exceeded the risk-based capital requirement by approximately $178.5 million.  The increase in the risk-based capital requirement from December 31, 2006 to June 30, 2007 was primarily attributable to changes in the risk-based capital stress test by which the regulatory capital requirement is calculated.  The stress test changes were adopted in a final rule published by FCA in the Federal Register on December 26, 2006.  That rule became effective as of March 31, 2007.  Had the existing risk-based capital stress test been in effect on December 31, 2006, the regulatory capital requirement would have been $89.6 million at that time.

At its meeting on August 9, 2007, the Board of FCA adopted proposed amendments to the risk-based capital regulation applicable to Farmer Mac that will be published in the Federal Register for public comment.  Farmer Mac has not seen the proposed regulation and does not know what effect, if any, it would have in the future if adopted in its current form.  Based upon preliminary information from FCA, Farmer Mac understands that, if the proposed rule had been in effect as a final rule on March 31, 2007, Farmer Mac’s regulatory capital requirement as of that date would have been somewhat greater than the regulatory capital requirement under the existing rule, but less than the statutory minimum capital requirement.  As noted above, Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

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

-37

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of June 30, 2007, 51 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 79 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties.  Of the Farmer Mac I fixed rate loans purchased in second quarter 2007, 15 percent had yield maintenance or another form of prepayment protection.  As of June 30, 2007, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 26.4 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in second quarter 2007, 2.9 percent contained various forms of prepayment penalties.

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

Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding.  Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities.  As of June 30, 2007, $1.1 billion of the $2.5 billion of investment securities (46 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of June 30, 2007 and December 31, 2006 to an immediate and instantaneous parallel shift in the yield curve.  During second quarter 2007, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities.

	Percentage Change in MVE from Base Case
Interest Rate	June 30,	December 31,
Scenario	2007	2006

+ 300 bp	-9.3%	-7.9%
+ 200 bp	-5.9%	-4.7%
+ 100 bp	-2.7%	-1.9%
- 100 bp	0.9%	0.0%
- 200 bp	0.3%	-1.1%
- 300 bp	-0.7%	-2.1%

As of June 30, 2007, a uniform or “parallel” increase of 100 basis points would have increased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 2.7 percent, while a parallel decrease of 100 basis points would have decreased NII by 4.3 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of June 30, 2007, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.  As of June 30, 2007, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 1.2 months, compared to plus 0.7 months as of December 31, 2006.  Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable.  Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of June 30, 2007, Farmer Mac had $2.5 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years.  Of those interest rate swaps, $1.2 billion were floating-to-fixed rate interest rate swaps, $1.1 billion were fixed-to-floating interest rate swaps and $0.2 billion were basis swaps.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  As discussed in Note 1(c) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of June 30, 2007, Farmer Mac had uncollateralized net exposure of $11.0 million to two counterparties.

Credit Risk.  Farmer Mac’s primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages in conjunction with a deficiency in the value of the collateral relative to the amount outstanding on the mortgage and the costs of liquidation.  Farmer Mac has established underwriting, appraisal and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.

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

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio;
•	historical charge-off and recovery activities of the portfolio; and
•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs in accordance with SFAS 5 and SFAS 114.

No allowance for losses has been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, AgVantage securities or Farmer Mac II Guaranteed Securities.  Farmer Mac I Guaranteed Securities issued prior to the 1996 Act are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of June 30, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac I Guaranteed Securities issued prior to the 1996 Act, any AgVantage securities or any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months and six months ended June 30, 2007 and 2006:

	June 30, 2007

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,730	$-	$2,197	$3,927
Provision/(recovery) for losses	-	100	-	100
Charge-offs	(49)	(100)	-	(149)
Recoveries	-	-	-	-
Ending balance	$1,681	$-	$2,197	$3,878

Six Months Ended:
Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	100	(413)	(528)
Charge-offs	(49)	(100)	-	(149)
Recoveries	-	-	-	-
Ending balance	$1,681	$-	$2,197	$3,878

	June 30, 2006

	Allowance	REO	Reserve	Total
	for Loan	Valuation	for	Allowance
	Losses	Allowance	Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$3,883	$-	$2,931	$6,814
Provision/(recovery) for losses	(594)	5	587	(2)
Charge-offs	(900)	(5)	-	(905)
Recoveries	345	-	-	345
Ending balance	$2,734	$-	$3,518	$6,252

Six Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(1,606)	155	(259)	(1,710)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	364	-	-	364
Ending balance	$2,734	$-	$3,518	$6,252

During second quarter 2007, Farmer Mac provided $0.1 million for its allowance for losses, compared to the release of $2,000 in second quarter 2006.  During second quarter 2007, Farmer Mac charged off $0.1 million in losses against the allowance for losses. During second quarter 2006, Farmer Mac charged off $0.9 million in losses against the allowance for losses and had $0.3 million in recoveries for net recoveries of $0.6 million.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities that was charged off in second quarter 2007 or second quarter 2006.  As of June 30, 2007, Farmer Mac’s allowance for losses totaled $3.9 million, or 8 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $4.6 million (10 basis points) as of December 31, 2006.

As of June 30, 2007, Farmer Mac’s 90-day delinquencies totaled $14.8 million and represented 0.30 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $21.0 million (0.46 percent) as of June 30, 2006.  As of June 30, 2007, Farmer Mac’s non-performing assets (which includes 90-day delinquencies, loans performing under either their original loan terms or a court-approved bankruptcy plan, and real estate owned) totaled $37.2 million and represented 0.76 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $40.0 million (0.87 percent) as of June 30, 2006.  Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding
	Post-1996 Act
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-Day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2007	$ 4,904,592	$ 37,225	0.76%	$ 22,462	$ 14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%

(1) Excludes loans underlying AgVantage securities.

As of June 30, 2007, approximately $1.4 billion (28.9 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.3 billion (29.1 percent) as of June 30, 2006.

As of June 30, 2007, Farmer Mac individually analyzed $14.7 million of its $45.7 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  All of the $14.7 million of assets analyzed individually were adequately collateralized.  Farmer Mac evaluated the remaining $31.0 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac did not record any specific allowances for any of its impaired assets as of June 30, 2007.  Farmer Mac’s non-specific or general allowances were $3.9 million as of June 30, 2007.

As of June 30, 2007, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs was 53.4 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 55.9 percent.  The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio
as of June 30, 2007
(dollars in thousands)
	Post-1996 Act
	Non-performing
Original LTV Ratio	Assets	Percentage
0.00% to 40.00%	$2,874	8%
40.01% to 50.00%	7,968	21%
50.01% to 60.00%	18,075	49%
60.01% to 70.00%	7,562	20%
70.01% to 80.00%	526	1%
80.01% +	220	1%
Total	$37,225	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, post-1996 Act non-performing assets as of June 30, 2007 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets
	Distribution of
	Outstanding	Outstanding	Post-1996 Act
	Loans,	Loans,	Non-	Non-
	Guarantees and	Guarantees and	performing	performing
	LTSPCs	LTSPCs (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	12%	$624,178	$9,100	1.46%
1997	5%	232,572	5,871	2.52%
1998	8%	388,078	5,462	1.41%
1999	9%	422,332	6,933	1.64%
2000	5%	231,916	4,740	2.04%
2001	8%	415,428	3,679	0.89%
2002	10%	488,205	856	0.18%
2003	11%	531,967	217	0.04%
2004	8%	386,066	152	0.04%
2005	11%	542,990	215	0.04%
2006	9%	464,302	-	0.00%
2007	4%	176,558	-	0.00%
Total	100%	$4,904,592	$37,225	0.76%

By geographic region (3):
Northwest	17%	$833,734	$22,839	2.74%
Southwest	41%	2,023,418	4,993	0.25%
Mid-North	22%	1,091,260	1,718	0.16%
Mid-South	9%	430,889	3,003	0.70%
Northeast	7%	324,469	3,380	1.04%
Southeast	4%	200,822	1,292	0.64%
Total	100%	$4,904,592	$37,225	0.76%

By commodity/collateral type:
Crops	42%	$2,084,904	$17,069	0.82%
Permanent plantings	21%	1,040,270	14,745	1.42%
Livestock	26%	1,256,618	3,730	0.30%
Part-time farm/rural housing	6%	291,684	1,681	0.58%
Ag storage and processing	4%	175,068	-	0.00%
Other	1%	56,048	-	0.00%
Total	100%	$4,904,592	$37,225	0.76%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of June 30, 2007, by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Post-1996 Act Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
	Cumulative
	Original Loans,		Cumulative	Cumulative
	Guarantees		Net Credit	Loss
	and LTSPCs (1)		Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,402,787		$1,589	0.05%
1997	744,889		2,513	0.34%
1998	1,112,037		3,895	0.35%
1999	1,131,921		1,291	0.11%
2000	726,027		2,383	0.33%
2001	1,037,336		701	0.07%
2002	1,017,729		-	0.00%
2003	862,116		-	0.00%
2004	598,361		-	0.00%
2005	705,734		-	0.00%
2006	619,071		-	0.00%
2007	234,464		-	0.00%
Total	$12,192,472		$12,372	0.10%

By geographic region (2):
Northwest	$2,317,546		$6,917	0.30%
Southwest	5,058,132		4,882	0.10%
Mid-North	2,148,976		18	0.00%
Mid-South	848,861		336	0.04%
Northeast	938,893		1	0.00%
Southeast	880,064		218	0.02%
Total	$12,192,472		$12,372	0.10%

By commodity/collateral type:
Crops	$4,986,893		$31	0.00%
Permanent plantings	2,834,898		9,359	0.33%
Livestock	3,027,985		2,676	0.09%
Part-time farm/rural housing	815,543		306	0.04%
Ag storage and processing	376,466	(3)	-	0.00%
Other	150,687		-	0.00%
Total	$12,192,472		$12,372	0.10%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the agricultural storage and processing loans underlying LTSPCs are for facilities under construction, and as of June 30, 2007, approximately $160.9 million of the loans were not yet disbursed by the lender.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.9 billion was outstanding as of June 30, 2007), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

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

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs.  As of June 30, 2007, Farmer Mac’s cash and cash equivalents and liquidity investment securities were $572.3 million and $1.6 billion, respectively.  In addition, as of June 30, 2007, Farmer Mac held: (1) $865.6 million of mission-related non-program investment securities issued by the National Rural Utilities Cooperative Finance Corporation, and (2) $918.7 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. government.  Both types of assets could be drawn upon as an additional source of liquidity.  As of June 30, 2007, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 79 percent of Farmer Mac’s total liabilities.  Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity.  For second quarter 2007, Farmer Mac maintained an average of greater than 90 days of liquidity.

Capital.  During fourth quarter 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common Stock.  During first quarter 2007, the aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares, thereby terminating the program according to its terms.  At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The authority for this new stock repurchase program expires in November 2008.  Repurchases under that program commenced in accordance with its terms, upon termination of the previous program.  During the three months and six months ended June 30, 2007, Farmer Mac repurchased 133,500 and 493,982 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $27.75 and $26.65 per share, respectively, pursuant to both of the Corporation’s previously announced stock repurchase programs.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $3.7 million and $13.2 million, respectively.  During the three months and six months ended June 30, 2006, Farmer Mac repurchased 282,500 and 321,450 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $26.55 and $26.70, respectively, which reduced the Corporation’s stockholders’ equity by approximately $7.5 million and $8.6 million, respectively.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  Each dividend was paid on the last business day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid.  On August 2, 2007, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on September 28, 2007 to holders of record as of September 14, 2007.  Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 15, 2007.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I
	Loans and
	Guaranteed
	Securities	LTSPCs (1)	Farmer Mac II	Total
	(in thousands)
For the quarter ended:
June 30, 2007	$1,039,856	$152,402	$59,149	$1,251,407
March 31, 2007	21,644	396,322	53,548	471,514
December 31, 2006	24,046	318,064	54,136	396,246
September 30, 2006	1,018,253	177,885	74,217	1,270,355
June 30, 2006	26,114	570,595	61,204	657,913
March 31, 2006	530,260	73,155	45,127	648,542
December 31, 2005	31,313	239,957	59,230	330,500
September 30, 2005	39,821	91,783	52,181	183,785
June 30, 2005	20,382	96,419	45,123	161,924

For the year ended:
December 31, 2006	1,598,673	1,139,699	234,684	2,973,056
December 31, 2005	110,056	461,441	200,168	771,665

(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processing facilities.  As of June 30, 2007, approximately $160.9 million of the loans underlying those $357.1 million of LTSPCs were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I
	Post-1996 Act
	Loans and
	Guaranteed
	Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Total
	(in thousands)
As of:
June 30, 2007 (1)	$5,783,879	$1,644,413	$3,611	$942,443	$8,374,346
March 31, 2007 (2)	4,508,595	1,920,848	3,748	932,056	7,365,247
December 31, 2006 (3)	4,338,698	1,969,734	5,057	925,799	7,239,288
September 30, 2006 (4)	4,267,309	1,884,223	5,802	900,835	7,058,169
June 30, 2006 (5)	3,014,614	2,149,677	9,922	863,778	6,037,991
March 31, 2006	2,509,306	2,243,259	11,337	842,363	5,606,265
December 31, 2005	2,094,411	2,329,798	13,046	835,732	5,272,987
September 30, 2005	2,116,680	2,183,058	14,209	810,686	5,124,633
June 30, 2005	2,199,508	2,181,896	16,333	786,671	5,184,408

(1)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $360.8 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during second quarter 2007 at the request of program participants.

(2)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $303.8 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during first quarter 2007 at the request of program participants.

(3)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $143.6 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during fourth quarter 2006 at the request of a program participant.

(4)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $341.2 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during third quarter 2006 at the request of a program participant.

(5)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $550.1 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during second quarter 2006 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
				Total
		5-to-10-Year	1-Month-to-3-Year	Held in
	Fixed Rate	ARMs & Resets	ARMs	Portfolio
	(in thousands)
As of:
June 30, 2007	$914,890	$752,991	$399,147	$2,067,028
March 31, 2007	899,628	743,891	417,722	2,061,241
December 31, 2006	891,429	761,754	452,656	2,105,839
September 30, 2006	863,000	744,903	459,604	2,067,507
June 30, 2006	885,875	749,289	441,063	2,076,227
March 31, 2006	871,054	729,992	464,032	2,065,078
December 31, 2005	866,362	752,885	479,649	2,098,896
September 30, 2005	840,330	785,387	477,345	2,103,062
June 30, 2005	838,872	803,377	488,555	2,130,804

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2007.  Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of June 30, 2007.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Farmer Mac is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to Section 3(a)(2) of Securities Act of 1933.

On April 9, 2007, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 542 shares of its Class C Non-Voting Common Stock, at an issue price of $27.20 per share, to the seven directors who elected to receive such stock in lieu of their cash retainers.

On June 7, 2007, Farmer Mac granted options under its 1997 Incentive Plan to purchase an aggregate of 456,427 shares of Class C Non-Voting Common Stock, at an exercise price of $29.33 per share, to the fifteen directors and seven officers of the Corporation.

(b)	Not applicable.

(c)
As shown in the table below, Farmer Mac repurchased 133,500 shares of its Class C Non-Voting Common Stock during second quarter 2007 at an average price of $27.75 per share.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities
			Total Number
			of
			Class C Shares	Maximum
	Total	Average	Purchased as	Number
	Number	Price	Part	of Class C Shares
	of Class C	Paid	of Publicly	that May Yet Be
	Shares	per Class	Announced	Purchased Under
Period	Purchased	C Share	Program[1]	the Program

April 1, 2007 - April 30, 2007	61,700	$27.67	61,700	696,050
May 1, 2007 - May 31, 2007	71,800	$27.82	71,800	624,250
June 1, 2007 - June 30, 2007	-	$-	-	624,250
Total	133,500	$27.75	133,500

[1]
On February 5, 2007, Farmer Mac announced the establishment of a program to repurchase up to one million shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The authority for this stock repurchase program expires in November 2008.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Farmer Mac’s Annual Meeting of Stockholders was held on June 7, 2007.

(b)
See paragraph (c)(1) below.  In addition to the Directors elected at the Annual Meeting of Stockholders on June 7, 2007, the following Directors appointed by the President of the United States continue to serve as Directors of Farmer Mac:

Fred L. Dailey (Chairman)
Julia Bartling
Grace T. Daniel
Lowell L. Junkins
Glen O. Klippenstein

(c)	(1)	Election of Directors (cumulative voting):

	Class A Nominees
	Number of Shares
	For	Withheld

Dennis L. Brack	832,129	1,900
Dennis A. Everson	831,838	1,900
Mitchell A. Johnson	831,338	1,900
Timothy F. Kenny	831,963	1,900
Charles E. Kruse	831,463	1,800

	Class B Nominees
	Number of Shares
	For	Withheld

Ralph “Buddy” Cortese	290,180	450
Paul A. DeBriyn	1,298,285	450
Michael A. Gerber	290,180	450
Ernest M. Hodges	290,180	450
John Dan Raines	290,180	450

(2)	Selection of Independent Registered Public Accounting Firm (Deloitte & Touche LLP):

Class A Stockholders

Number of Shares
For	830,596
Against	1,750
Abstain	1,300

Class B Stockholders
Number of Shares
For	492,151
Against	100
Abstain	0

(d)	Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L. 104-105 (Form 10-K filed March 29, 1996).

*	3.2	-	Amended and restated By-Laws of the Registrant (Form 10-Q filed August 9, 2004).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*	4.5.1	-	Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*	4.5.2	-	Supplemental Agreement for 4.25% Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.2	-	Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

†*	10.2.1	-	Amendment No. 1 dated as of January 10, 1991 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.2.2	-	Amendment to Employment Contract dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

†*	10.2.3	-	Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 15, 1994).

†*	10.2.4	-	Amendment No. 4 dated as of February 8, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

†*	10.2.5	-	Amendment No. 5 dated as of June 13, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.2.6	-	Amendment No. 6 dated as of August 7, 1997 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.2.7	-	Amendment No. 7 dated as of June 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.2.8	-	Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.2.9	-	Amendment No. 9 dated as of June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.2.10	-	Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.2.11	-	Amendment No. 11 dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.2.12	-	Amendment No. 12 dated as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.2.13	-	Amendment No. 13 dated as of August 3, 2004 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.2.14	-	Amendment No. 14 dated as of June 16, 2005 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.2.15	-	Amendment No. 15 dated as of June 1, 2006 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2006).

†**	10.2.16	-	Amendment No. 16 dated as of June 7, 2007 to Employment Contract between Henry D. Edelman and the Registrant.

†*	10.3	-	Employment Agreement dated May 11, 1989 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.1	-	Amendment dated December 14, 1989 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.2	-	Amendment No. 2 dated February 14, 1991 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

†*	10.3.3	-	Amendment to Employment Contract dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

†*	10.3.4	-	Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 31, 1994).

†*	10.3.5	-	Amendment No. 5 dated as of June 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

†*	10.3.6	-	Amendment No. 6 dated as of June 1, 1995 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1995).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.3.7	-	Amendment No. 7 dated as of February 8, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

†*	10.3.8	-	Amendment No. 8 dated as of June 13, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.3.9	-	Amendment No. 9 dated as of August 7, 1997 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.3.10	-	Amendment No. 10 dated as of June 4, 1998 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.3.11	-	Amendment No. 11 dated as of June 3, 1999 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.3.12	-	Amendment No. 12 dated as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.3.13	-	Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.3.14	-	Amendment No. 14 dated as of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.3.15	-	Amendment No. 15 dated as of June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.3.16	-	Amendment No. 16 dated as of August 3, 2004 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 9, 2004).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.3.17	-	Amendment No. 17 dated as of June 16, 2005 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.3.18	-	Amendment No. 18 dated as of June 1, 2006 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2006).

†**	10.3.19	-	Amendment No. 19 dated as of June 7, 2007 to Employment Contract between Nancy E. Corsiglia and the Registrant.

†*	10.4	-	Employment Contract dated as of September 1, 1997 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

†*	10.4.1	-	Amendment No. 1 dated as of June 4, 1998 to Employment Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

†*	10.4.2	-	Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.4.3	-	Amendment No. 3 dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.4.4	-	Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.4.5	-	Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.4.6	-	Amendment No. 6 dated as of June 5, 2003 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.4.7	-	Amendment No. 7 dated as of August 3, 2004 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed November 9, 2004).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.4.8	-	Amendment No. 8 dated as of June 16, 2005 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.4.9	-	Amendment No. 9 dated as of June 1, 2006 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2006).

†**	10.4.10	-	Amendment No. 10 dated as of June 7, 2007 to Employment Contract between Tom D. Stenson and the Registrant.

†*	10.5	-	Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

†*	10.5.1	-	Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.1 to Form 10-Q filed August 14, 2000).

†*	10.5.2	-	Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.2 to Form 10-Q filed August 14, 2001).

†*	10.5.3	-	Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.5.4	-	Amendment No. 4 dated as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.5.5	-	Amendment No. 5 dated as of June 16, 2005 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.5.6	-	Amendment No. 6 dated as of June 1, 2006 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.6	-	Employment Contract dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.6.1	-	Amendment No. 1 dated as of August 3, 2004 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.6.2	-	Amendment No. 2 dated as of June 16, 2005 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.6.3	-	Amendment No. 3 dated as of June 1, 2006 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2006).

†**	10.6.4	-	Amendment No. 4 dated as of June 7, 2007 to Employment Contract between Timothy L. Buzby and the Registrant.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-	Master Central Servicing Agreement dated as of December 17, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11.1	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

†*	10.15	-	Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.18.1	-	Amendment No. 1 dated as of dated June 1, 2006 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2006).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†**	10.18.2	-	Amendment No. 2 dated as of dated June 7, 2007 to Employment Contract between Mary K. Waters and the Registrant.

†**	10.19	-	Description of compensation agreement between the Registrant and its directors.

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 9, 2007

By:	/s/ Henry D. Edelman
Henry D. Edelman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy E. Corsiglia
Nancy E. Corsiglia
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)