Form 10-Q
period 2007-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2007-11-08
CIK 845877

As filed with the Securities and Exchange Commission on
November 8, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number 001-14951

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

Yes           ☐                                No           ☒

As of November 1, 2007, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,887,839 shares of Class C Non-Voting Common Stock outstanding.

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

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)
	September 30,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$572,426	$877,714
Investment securities	2,677,885	1,830,904
Farmer Mac Guaranteed Securities	1,294,143	1,330,418
Loans held for sale	100,503	71,621
Loans held for investment	640,863	705,745
Allowance for loan losses	(1,701)	(1,945)
Loans held for investment, net	639,162	703,800
Real estate owned	604	2,097
Financial derivatives	5,475	9,218
Interest receivable	60,028	73,545
Guarantee and commitment fees receivable	55,287	40,743
Deferred tax asset, net	16,410	6,886
Prepaid expenses and other assets	4,060	6,727
Total Assets	$5,425,983	$4,953,673

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$4,106,774	$3,298,097
Due after one year	937,241	1,296,691
Total notes payable	5,044,015	4,594,788

Financial derivatives	28,360	23,474
Accrued interest payable	39,501	36,125
Guarantee and commitment obligation	50,700	35,359
Accounts payable and accrued expenses	9,081	12,828
Reserve for losses	2,197	2,610
Total Liabilities	5,173,854	4,705,184

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,873,112 and 9,075,862 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	8,873	9,076
Additional paid-in capital	91,602	85,349
Accumulated other comprehensive income	1,770	4,956
Retained earnings	113,353	112,577
Total Stockholders' Equity	252,129	248,489
Total Liabilities and Stockholders' Equity	$5,425,983	$4,953,673

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest income:
Investments and cash equivalents	$46,621	$35,153	$127,143	$92,148
Farmer Mac Guaranteed Securities	18,437	18,702	56,622	55,692
Loans	11,636	12,092	34,154	35,322
Total interest income	76,694	65,947	217,919	183,162

Total interest expense	66,177	56,840	189,841	153,310

Net interest income	10,517	9,107	28,078	29,852
Recovery/(provision) for loan losses	-	525	215	2,132
Net interest income after recovery/(provision) for loan losses	10,517	9,632	28,293	31,984

Non-interest income/(loss):
Guarantee and commitment fees	6,421	5,548	18,633	15,885
(Losses)/gains on financial derivatives and trading assets	(24,906)	(20,320)	(9,114)	1,285
Gains on sale of available-for-sale investment securities	87	-	108	-
Gains on the sale of real estate owned	98	-	130	514
Representation and warranty claims income	-	-	-	718
Other income	712	846	1,163	1,073
Non-interest (loss)/income	(17,588)	(13,926)	10,920	19,475

Non-interest expense:
Compensation and employee benefits	3,459	3,185	10,315	8,762
General and administrative	1,982	2,357	6,556	7,689
Regulatory fees	550	588	1,650	1,763
Real estate owned operating costs, net	(31)	(11)	(31)	126
Provision/(recovery) for losses	386	(643)	73	(747)
Non-interest expense	6,346	5,476	18,563	17,593

(Loss)/income before income taxes	(13,417)	(9,770)	20,650	33,866

Income tax (benefit)/expense	(5,407)	(4,072)	5,249	9,975
Net (loss)/income	(8,010)	(5,698)	15,401	23,891
Preferred stock dividends	(560)	(560)	(1,680)	(1,680)
Net (loss)/income available to common stockholders	$(8,570)	$(6,258)	$13,721	$22,211

Earnings per common share:
Basic (loss)/earnings per common share	$(0.82)	$(0.58)	$1.32	$2.03
Diluted (loss)/earnings per common share	$(0.82)	$(0.58)	$1.29	$1.98
Common stock dividends per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)
	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$15,401	$23,891
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on loans and investments	(1,530)	(2,279)
Amortization of debt premiums, discounts and issuance costs	98,154	95,071
Purchases of trading investment securities	(9,090)	-
Proceeds from repayment and sale of trading investment securities	5,417	1,406
Purchases of loans held for sale	(36,021)	(42,098)
Proceeds from repayment of loans held for sale	5,744	6,578
Net change in fair value of trading securities and financial derivatives	8,692	(5,101)
Amortization of SFAS 133 transition adjustment on financial derivatives	297	429
Gain on sale of available-for-sale securities	(108)	-
Gains on the sale of real estate owned	(130)	(514)
Total (recovery)/provision for losses	(142)	(2,878)
Deferred income taxes	(5,588)	2,190
Stock-based compensation expense	2,452	1,693
Decrease in interest receivable	13,474	15,165
Increase in guarantee and commitment fees receivable	(14,544)	(12,818)
(Increase)/decrease in other assets	(2,276)	16,820
Increase/(decrease) in accrued interest payable	3,376	(3,806)
Increase in other liabilities	11,199	137
Net cash provided by operating activities	94,777	93,886

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(3,211,435)	(2,744,374)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(172,503)	(186,416)
Purchases of loans held for investment	(51,025)	(32,529)
Purchases of defaulted loans	(3,911)	(5,693)
Proceeds from repayment of investment securities	2,314,070	2,478,819
Proceeds from repayment of Farmer Mac Guaranteed Securities	201,667	185,433
Proceeds from repayment of loans	121,261	105,442
Proceeds from sale of available-for-sale investment securities	58,383	-
Proceeds from sale of Farmer Mac Guaranteed Securities	2,538	3,168
Proceeds from sale of real estate owned	1,523	2,819
Net cash used in investing activities	(739,432)	(193,331)

Cash flows from financing activities:
Proceeds from issuance of discount notes	88,500,039	64,442,608
Proceeds from issuance of medium-term notes	1,261,000	375,782
Payments to redeem discount notes	(88,604,301)	(64,161,392)
Payments to redeem medium-term notes	(805,665)	(192,000)
Tax benefit from tax deductions in excess of compensation cost recognized	593	481
Proceeds from common stock issuance	7,531	4,051
Purchases of common stock	(15,041)	(19,378)
Dividends paid	(4,789)	(4,957)
Net cash provided by financing activities	339,367	445,195
Net (decrease)/increase in cash and cash equivalents	(305,288)	345,750

Cash and cash equivalents at beginning of period	877,714	458,852
Cash and cash equivalents at end of period	$572,426	$804,602

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

(a)	Cash and Cash Equivalents

Farmer Mac considers highly liquid investment securities with original maturities of three months or less at the time of purchase to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Cash paid for:
Interest	$93,345	$64,978
Income taxes	8,000	7,500
Non-cash activity:
Real estate owned acquired through foreclosure	-	-
Loans acquired and securitized as Farmer Mac
Guaranteed Securities	1,324	3,168

(b)	Allowance for Losses

As of September 30, 2007, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying long-term standby purchase commitments (“LTSPCs”) and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2007 and 2006:

	September 30, 2007

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,681	$-	$2,197	$3,878
Provision/(recovery) for losses	-	-	386	386
Charge-offs	-	-	(386)	(386)
Recoveries	20	-	-	20

Ending balance	$1,701	$-	$2,197	$3,898

Nine Months Ended:
Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(49)	(100)	(386)	(535)
Recoveries	20	-	-	20

Ending balance	$1,701	$-	$2,197	$3,898

	September 30, 2006

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$2,734	$-	$3,518	$6,252
Provision/(recovery) for losses	(525)	-	(643)	(1,168)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-

Ending balance	$2,209	$-	$2,875	$5,084

Nine Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(2,132)	155	(902)	(2,879)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365

Ending balance	$2,209	$-	$2,875	$5,084

The table below summarizes the components of Farmer Mac’s allowance for losses as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(in thousands)
Allowance for loan losses	$1,701	$1,945
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	857	982
Off-balance sheet Farmer Mac I Guaranteed Securities	650	679
LTSPCs	690	949
Total	$3,898	$4,555

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act (“Pre-1996 Act Farmer Mac I Guaranteed Securities”), AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $3.2 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of September 30, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2007, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

As of September 30, 2007, Farmer Mac individually analyzed $14.6 million of its $43.3 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $28.7 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $14.6 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances as of September 30, 2007.  Similarly, as of December 31, 2006, Farmer Mac did not record any specific allowances related to its $56.9 million of impaired assets as of that date.

Farmer Mac recognized interest income of approximately $1.1 million and $2.9 million on impaired loans during the three months and nine months ended September 30, 2007, respectively, compared to $1.4 million and $3.4 million, respectively, during the same periods in 2006.  During the three months and nine months ended September 30, 2007, Farmer Mac’s average investment in impaired loans was $44.5 million and $50.1 million, respectively, compared to $64.8 million and $67.2 million, respectively, for the same periods in 2006.

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

The following table summarizes information related to Farmer Mac’s financial derivatives as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(in thousands)
Interest rate swaps:
Pay-fixed	$1,340,945	$(19,509)	$803,436	$(9,982)
Receive-fixed	1,303,900	(3,993)	810,482	(7,111)
Basis	161,967	619	335,065	2,531
Treasury futures	1,000	(3)	-	-
Agency forwards	2,618	1	71,045	306

Total	$2,810,430	$(22,885)	$2,020,028	$(14,256)

As of September 30, 2007, Farmer Mac had approximately $0.5 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive income related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.3 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings.

As of September 30, 2007, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $162.0 million and a fair value of $0.6 million.  As of December 31, 2006, these swaps had an outstanding notional amount of $193.0 million and a fair value of $2.8 million.  Under the terms of those basis swaps, which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Accordingly, Farmer Mac recorded an unrealized loss of $1.4 million and $2.2 million for the three months and nine months ended September 30, 2007.  See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007, for additional information on these related party transactions.

(d)	Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2007 and 2006:

	September 30, 2007			September 30, 2006

	Basic EPS	Dilutive effect of stock options (1)	Diluted EPS	Basic EPS	Dilutive effect of stock options (1)	Diluted EPS
	(in thousands, except per share amounts)
Three Months Ended:
Net loss available to common stockholders	$(8,570)		$(8,570)	$(6,258)		$(6,258)
Weighted-average shares	10,420	-	10,420	10,704	-	10,704
Loss per common share	$(0.82)		$(0.82)	$(0.58)		$(0.58)

Nine Months Ended:
Net income available to common stockholders	$13,721		$13,721	$22,211		$22,211
Weighted-average shares	10,391	237	10,628	10,963	272	11,235
Earnings per common share	$1.32		$1.29	$2.03		$1.98

(1)
For the three months ended September 30, 2007 and 2006, stock options of 2,310,599 and 2,314,934, respectively, were outstanding but not included in the computation of diluted loss per share because they were anti-dilutive.   For the nine months ended September 30, 2007 and 2006, stock options of 224,169 and 456,728, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

During fourth quarter 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common Stock.  The aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares during first quarter 2007, thereby terminating the program according to its terms.  At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The authority for this new stock repurchase program expires in November 2008.  Repurchases under that program commenced in accordance with its terms upon termination of the previous program.  During the three months and nine months ended September 30, 2007, Farmer Mac repurchased 68,300 and 562,282 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $27.12 and $26.70 per share, respectively, pursuant to both of the Corporation’s previously announced stock repurchase programs.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $1.9 million and $15.0 million, respectively.

All of the shares repurchased under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

(e)	Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock.  Upon stock option exercise, new shares are issued by the Corporation.  Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant.  If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant.  Of the 3,750,000 shares authorized to be issued under the plan, 28,001 remain available for future issuance as of September 30, 2007.  For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.

Farmer Mac recognized $0.3 million and $1.2 million of compensation expense during the three-month and nine-month periods ended September 30, 2007, respectively, and $0.4 million and $1.3 million of compensation expense during the three-month and nine-month periods ended September 30, 2006, respectively, related to the non-vested portion of stock option awards that were outstanding as of December 31, 2005.  Additionally, Farmer Mac recognized $0.6 million and $1.3 million of compensation expense related to stock options awarded subsequent to December 31, 2005, for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $0.3 million and $0.4 million of similar compensation expense recognized for the three-month and nine-month periods ended September 30, 2006, respectively.

As of September 30, 2007, Farmer Mac had $0.8 million of total unrecognized compensation cost related to stock options outstanding and unvested as of December 31, 2005.  Of that cost, $0.3 million and $0.5 million is expected to be recognized in the remainder of 2007 and 2008, respectively.

The following table summarizes stock option activity for the three and nine months ended September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Three Months Ended:
Outstanding, beginning of period	2,305,599	$25.15	2,299,934	$23.22
Granted	5,000	28.24	15,000	26.59
Exercised	(100,732)	20.13	(109,463)	17.46
Canceled	(1,668)	23.53	(7,334)	28.73
Outstanding, end of period	2,208,199	$25.39	2,198,137	$23.52

Nine Months Ended:
Outstanding, beginning of period	2,145,705	$23.83	2,153,008	$22.40
Granted	462,427	29.31	373,928	26.36
Exercised	(363,596)	21.08	(246,374)	16.31
Canceled	(36,337)	26.62	(82,425)	28.81
Outstanding, end of period	2,208,199	$25.39	2,198,137	$23.52

Options exercisable at end of period	1,337,795	$24.34	1,424,001	$23.54

The cancellations of stock options during the nine months ended September 30, 2007 and September 30, 2006 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date.  For the three-month and the nine-month periods ended September 30, 2007, the additional paid-in capital received from stock option exercises was $1.8 million and $7.1 million, respectively, compared to $1.8 million and $3.8 million for the comparable periods in the prior year.  For the three-month and the nine-month periods ended September 30, 2007, the reduction of income taxes to be paid as a result of the deduction for stock option exercises was $0.5 million and $1.3 million, respectively, compared to $0.4 million and $1.1 million for the comparable periods in the prior year.

The following table summarizes information regarding options outstanding as of September 30, 2007:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
Range of		Remaining		Remaining
Exercise	Number of	Contractual	Number of	Contractual
Prices	Shares	Life	Shares	Life

$10.00 - $19.99	129,077	6.5 years	127,409	6.5 years
20.00 - 24.99	870,928	5.4 years	709,574	4.9 years
25.00 - 29.99	1,018,026	7.5 years	310,644	5.9 years
30.00 - 34.99	189,668	3.7 years	189,668	3.7 years
35.00 - 39.99	-	-	-	-
40.00 - 44.99	-	-	-	-
45.00 - 50.00	500	4.5 years	500	4.5 years
	2,208,199		1,337,795

The weighted-average grant date fair values of options granted during the nine months ended September 30, 2007 and the year ended December 31, 2006 were $11.23 and $9.91 per share, respectively.  The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

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

Farmer Mac adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  As part of the implementation of FIN 48, Farmer Mac evaluated its tax positions for its open tax years, 2003 through 2006, to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns.  As of January 1, 2007, Farmer Mac recorded a liability for uncertain tax positions of $1.5 million with a corresponding $1.5 million increase in deferred tax assets.  As of September 30, 2007, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were reduced to $1.0 million.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), which expressed the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings.  SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  SAB 109 revises the SEC’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109 retains the SEC’s views on incorporating net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  SAB 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  Farmer Mac is currently evaluating the potential impact, if any, that the adoption of SAB 109 would have on its financial statements.

Note 2.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2007 and December 31, 2006.

	September 30, 2007			December 31, 2006
	Available-	Held-to-		Available-	Held-to-
	for-Sale	Maturity	Total	for-Sale	Maturity	Total
	(in thousands)
Farmer Mac I	$345,431	$27,760	$373,191	$404,938	$28,489	$433,427
Farmer Mac II	-	920,952	920,952	-	896,991	896,991
Total	$345,431	$948,712	$1,294,143	$404,938	$925,480	$1,330,418

Amortized cost	$341,230	$948,712	$1,289,942	$395,786	$925,480	$1,321,266
Unrealized gains	5,509	315	5,824	11,980	214	12,194
Unrealized losses	(1,308)	(11,336)	(12,644)	(2,828)	(6,715)	(9,543)
Fair value	$345,431	$937,691	$1,283,122	$404,938	$918,979	$1,323,917

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2007 and December 31, 2006, as applicable.  The available-for-sale unrealized losses were on 12 individual securities as of both of those dates.

As of September 30, 2007, nine of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $1.3 million.  As of December 31, 2006, six of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.8 million.  The unrealized losses on those securities are due to overall increases in market interest rates.  As of September 30, 2007, all of the available-for-sale securities with unrealized losses aged greater than 12 months have losses that are less than two percent of the amortized security cost.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represent other-than-temporary impairment as of September 30, 2007.  Farmer Mac has the intent and ability to hold its on-balance sheet Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2007.

September 30, 2007
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,283,122

Weighted-average remaining life (in years)	4.8

Weighted-average prepayment speed (annual rate)	10.3%
Effect on fair value of a 10% adverse change	$(108)
Effect on fair value of a 20% adverse change	$(188)

Weighted-average discount rate	5.9%
Effect on fair value of a 10% adverse change	$(21,493)
Effect on fair value of a 20% adverse change	$(43,353)

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

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	September 30,	December 31,
	2007	2006
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$734,437	$770,236
Guaranteed Securities	368,111	423,624
Farmer Mac II:
Guaranteed Securities	918,035	892,667
Total on-balance sheet	$2,020,583	$2,086,527

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,724,328	$1,969,734
AgVantage	2,500,000	1,500,000
Guaranteed Securities	2,092,423	1,649,895
Farmer Mac II:
Guaranteed Securities	25,148	33,132
Total off-balance sheet	$6,341,899	$5,152,761

Total	$8,362,482	$7,239,288

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  No impairment was recognized during the three and nine months ended September 30, 2007 and 2006.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and nine months ended September 30, 2007 and 2006 and the outstanding balances and carrying amounts of all such loans as of September 30, 2007 and December 31, 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)

Fair value at acquistion date	$2,428	$1,128	$3,911	$5,693
Contractully required payments receivable	2,535	1,164	4,065	5,799

	As of
	September 30, 2007	December 31, 2006
	(in thousands)

Outstanding balance	$40,279	$45,330
Carrying amount	35,900	42,687

Net credit losses for the nine months ended September 30, 2007 and 2006 and 90-day delinquencies as of September 30, 2007, December 31, 2006 and September 30, 2006 for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $3.2 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of September 30, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2007, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	Delinquencies (1)			Net Credit Losses (2)
	As of	As of	As of	For the Nine Months Ended
	September 30,	December 31,	September 30,	September 30,
	2007	2006	2006	2007	2006
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$16,407	$18,457	$23,616	$29	$535
Guaranteed Securities	-	-	-	-	-
Total on-balance sheet	$16,407	$18,457	$23,616	$29	$535

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$616	$1,198	$4,821	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$616	$1,198	$4,821	$-	$-

Total	$17,023	$19,655	$28,437	$29	$535

(1)
Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

Note 3.	Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

Overview

Farmer Mac offers approved agricultural and rural residential mortgage lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program; and (2) LTSPCs, which are available only through the Farmer Mac I program.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with FASB Interpretation No. 45, Guarantor's Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect Guarantees  of  Indebtedness  of Others  (“FIN 45”).  In accordance with FIN 45, Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The guarantee obligation and corresponding asset are amortized in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural mortgage loans and other mortgage assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes cash flows received from and paid to these trusts:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Proceeds from new securitizations	$1,324	$3,168
Guarantee fees received	8,645	4,102
Purchases of assets from the trusts	1,562	506
Servicing advances	175	64
Repayment of servicing advances	153	69

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2007 and December 31, 2006, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	September 30,	December 31,
	2007	2006
	(in thousands)

Post-1996 Act Farmer Mac I Guaranteed Securities	$4,592,423	$3,149,895
Farmer Mac II Guaranteed Securities	25,148	33,132

Total Farmer Mac I and II	$4,617,571	$3,183,027

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $35.1 million as of September 30, 2007 and $13.6 million as of December 31, 2006.  As of September 30, 2007, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 15.8 years.

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

As of September 30, 2007 and December 31, 2006, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.7 billion and $2.0 billion, respectively.

As of September 30, 2007, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.9 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $15.6 million as of September 30, 2007 and $21.8 million as of December 31, 2006.

Note 4.	Comprehensive (Loss)/Income

Comprehensive (loss)/income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive (loss)/income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)

Net (loss)/income	$(8,010)	$(5,698)	$15,401	$23,891

Unrealized gains/(losses) on available for sale securities, net of tax	3,482	7,883	(3,483)	(7,838)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	88	131	297	429

Change in accumulated other comprehensive income, net of tax	3,570	8,014	(3,186)	(7,409)

Comprehensive (loss)/income	$(4,440)	$2,316	$12,215	$16,482

The following table presents Farmer Mac’s accumulated other comprehensive income as of September 30, 2007 and December 31, 2006 and changes in the components of accumulated other comprehensive income for the nine months ended September 30, 2007 and the year ended December 31, 2006.

	September 30, 2007	December 31, 2006
	(in thousands)
Available-for-sale securities:
Beginning balance	$5,802	$16,637
Net unrealized gains/(losses), net of tax	(3,483)	(10,835)
Ending balance	$2,319	$5,802

Financial derivatives:
Beginning balance	$(846)	$(1,390)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	297	544
Ending balance	$(549)	$(846)

Accumulated other comprehensive income, net of tax	$1,770	$4,956

Note 5.	Investments

Farmer Mac’s investment portfolio as of September 30, 2007 and December 31, 2006 was comprised of the following investment securities:

	September 30,	December 31,
	2007	2006
	(in thousands)

Available-for-sale	$2,669,121	$1,825,751
Trading	8,764	5,153
	$2,677,885	$1,830,904

The following table presents the amortized cost and estimated fair values of Farmer Mac’s investments as of September 30, 2007 and December 31, 2006.

	As of September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate asset-backed securities	$514,574	$6	$(69)	$514,511
Fixed rate asset-backed securities	401,308	1,345	-	402,653
Floating rate corporate debt securities	631,628	43	(8,974)	622,697
Fixed rate corporate debt securities	511,469	267	(1,392)	510,344
Floating rate GSE preferred stock	52,803	-	(678)	52,125
Fixed rate GSE preferred stock	182,172	8,744	-	190,916
Floating rate commercial paper	50,000	-	-	50,000
Fixed rate commercial paper	172,637	-	-	172,637
Floating rate Government/GSE guaranteed mortgage-backed securities	130,862	352	(73)	131,141
Fixed rate GSE guaranteed mortgage-backed securities	8,485	-	(205)	8,280
Fixed rate certificate of deposits	13,817	-	-	13,817
Total available-for-sale	2,669,755	10,757	(11,391)	2,669,121

Trading:
Floating rate asset-backed securities	8,764	-	-	8,764
Total trading	8,764	-	-	8,764
Total investment securities	$2,678,519	$10,757	$(11,391)	$2,677,885

	As of December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate asset-backed securities	$361,822	$-	$-	$361,822
Floating rate corporate debt securities	406,374	527	(6)	406,895
Fixed rate corporate debt securities	579,389	17	(4,153)	575,253
Floating rate GSE preferred stock	53,691	-	(284)	53,407
Fixed rate GSE preferred stock	183,080	3,628	-	186,708
Fixed rate commercial paper	73,371	-	-	73,371
Floating rate Government/GSE guaranteed mortgage-backed securities	158,521	552	(45)	159,028
Fixed rate GSE guaranteed mortgage-backed securities	9,444	-	(177)	9,267
Total available-for-sale	1,825,692	4,724	(4,665)	1,825,751

Trading:
Adjustable rate Government guaranteed mortgage-backed securities	5,091	62	-	5,153
Total trading	5,091	62	-	5,153
Total investment securities	$1,830,783	$4,786	$(4,665)	$1,830,904

The temporary unrealized losses presented above are principally due to changes in market interest rates from the dates of acquisition to September 30, 2007 and December 31, 2006, as applicable.  As of September 30, 2007 and December 31, 2006, all of the investment securities in an unrealized loss position were at least “A” rated, except one that was rated “BBB” as of September 30, 2007.  None of those investments had experienced a significant decline in credit rating during 2007 or 2006.  The unrealized losses were on 57 and 21 individual investment securities as of September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, 11 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.3 million.  As of December 31, 2006, 6 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $4.4 million.  The unrealized losses on those securities are principally due to increases in market interest rates or a general widening of credit spreads from the dates of acquisition and not due to any significant underlying credit deterioration of the issuers.  As of September 30, 2007, all of the securities with unrealized losses aged greater than 12 months have losses that are less than 5 percent of the amortized security cost.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates, spreads, or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its investment securities represent other-than-temporary impairment as of September 30, 2007.  Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

As of September 30, 2007, Farmer Mac did not own any held-to-maturity investments.  As of September 30, 2007, Farmer Mac owned trading investment securities that mature after 10 years with an amortized cost of $8.8 million, a fair value of $8.8 million, and a weighted average yield of 9.65 percent.  The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2007 are set forth below.  Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities
	Available-for-Sale
	as of September 30, 2007
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$792,268	$790,206	4.30%
Due after one year through five years	681,246	677,586	5.85%
Due after five years through ten years	527,861	532,618	6.19%
Due after ten years	668,380	668,711	6.15%
Total	$2,669,755	$2,669,121	5.50%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview.  The net loss to common stockholders for third quarter 2007 was $8.6 million or $0.82 per diluted common share, compared to a net loss of $6.3 million or $0.58 per diluted common share for third quarter 2006.  Net income available to common stockholders for the nine months ended September 30, 2007 was $13.7 million or $1.29 per diluted common share, compared to $22.2 million or $1.98 per diluted common share for the nine months ended September 30, 2006.  The increase in the quarterly net loss and the decrease in the nine month net income were due principally to fluctuations in gains and losses on financial derivatives used to manage interest rate risk due to volatility in interest rates during the periods.  During third quarter 2007, Farmer Mac recorded losses on financial derivatives of $24.9 million, compared to losses on financial derivatives of $20.3 million for third quarter 2006.  Although Farmer Mac’s financial derivatives provide highly effective economic hedges of interest rate risk, accounting elected under SFAS 133 required the losses on the financial derivatives to be reflected in net income for third quarter 2007 while the offsetting economic gains on the hedged items were not.  Similarly, under SFAS 133 the losses on financial derivatives for third quarter 2006 were reflected in net income, while the offsetting economic gains on the hedged items were not.  As a result of Farmer Mac’s classification of its financial derivatives as undesignated hedges under SFAS 133, factors unrelated to the performance of the Corporation’s business, such as changes in interest rates, may cause the Corporation’s earnings under accounting principles generally accepted in the United States of America (“GAAP”) to be more volatile than – and even counter-directional to – the underlying economics of its business operations.  Notwithstanding that increased volatility, the Corporation intends to continue to use financial derivatives to manage interest rate risk and optimize its cost of funds.

Beyond the impact of SFAS 133 on net income, Farmer Mac’s financial results in third quarter 2007 were driven by growth in guarantee and commitment fees and net interest income while non-interest expenses increased as a result of provisions for losses, whereas significant recoveries from the allowance for losses were recorded in third quarter 2006.  The Board and management of Farmer Mac focus on the long-term growth of its business and its overall economic return to stockholders, rather than the short-term volatility of GAAP net income.

During third quarter 2007, volatility in the credit markets increased.  As a result of Farmer Mac’s regular issuance of discount notes and medium-term notes and its status as a federally-chartered instrumentality of the United States, Farmer Mac has had ready access to the capital markets at favorable rates.  Throughout this period, Farmer Mac’s short-term funding spreads to LIBOR improved significantly, while its long-term funding spreads fluctuated.  Consequently, Farmer Mac’s net interest yield on short-term and floating rate investments was significantly higher than its net interest yields earned on such investments in previous quarters.  Also during third quarter 2007, widening of credit market spreads caused a decline in the fair value of many corporate securities in Farmer Mac’s investment portfolio, resulting in increased unrealized losses, some of which may be realized in the future.

During third quarter 2007, Farmer Mac:

•	added $156.9 million of Farmer Mac I loans under LTSPCs;
•	purchased $25.5 million of newly originated and current seasoned Farmer Mac I loans; and
•	purchased $49.0 million of Farmer Mac II USDA-guaranteed portions of loans.

Farmer Mac’s outstanding program volume as of September 30, 2007 was $8.4 billion.  During third quarter 2007, pre-existing LTSPCs with a principal balance of $17.2 million were converted to Farmer Mac I Guaranteed Securities in swap transactions, with no effect on new business volume.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the continued upward trends in agricultural land values, and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate allowance for losses as of September 30, 2007 was $3.9 million, which was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities).  The allowance for losses was $4.6 million and 10 basis points as of December 31, 2006 and $5.1 million and 11 basis points as of September 30, 2006.

As of September 30, 2007, Farmer Mac’s 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after enactment of the 1996 Act that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $17.0 million, representing 0.35 percent of the principal balance of the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $28.4 million (0.62 percent) as of September 30, 2006.

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income was $10.5 million for third quarter 2007, compared to $9.1 million for third quarter 2006.  Net interest income was $28.1 million for the nine months ended September 30, 2007, compared to $29.9 million for the nine months ended September 30, 2006.  The net interest yield was 73 basis points for the nine months ended September 30, 2007, compared to 89 basis points for the nine months ended September 30, 2006.

Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date.  The effect of SFAS 140 was the classification of approximately $2.5 million (6 basis points) of guarantee fee income as interest income for the nine months ended September 30, 2007, compared to $2.6 million (7 basis points) for the nine months ended September 30, 2006.

As discussed in Note 1(c) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets.  For the nine months ended September 30, 2007 and 2006, this classification resulted in a decrease of the net interest yield of $0.4 million (1 basis point) and an increase of the net interest yield of $3.1 million (9 basis points), respectively.

The net interest yields for the nine months ended September 30, 2007 and 2006 included the benefits of yield maintenance payments of $2.7 million (7 basis points) and $3.0 million (9 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.  For the nine months ended September 30, 2007 and 2006, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $1.7 million or $0.16 per diluted share and $1.9 million or $0.17 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2007 and 2006.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.  The average rate earned on cash and investments reflects higher short-term market rates during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and the short-term or floating rate nature of most investments acquired or reset during 2007.  The higher average rate on loans and Farmer Mac Guaranteed Securities during the nine months ended September 30, 2007 reflects the increase in market rates reflected in the rates on loans acquired or reset during that period compared to the rates on loans that have matured.  The higher average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The upward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at higher market rates during 2007.

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$3,128,207	$127,145	5.42%	$2,400,844	$92,148	5.12%
Loans and Farmer Mac
Guaranteed Securities	2,015,572	90,774	6.00%	2,057,086	91,014	5.90%
Total interest-earning assets	5,143,779	217,919	5.65%	4,457,930	183,162	5.48%

Funding:
Notes payable due within one year (1)	2,473,538	95,204	5.13%	2,565,391	92,287	4.80%
Notes payable due after one year (2)	2,471,339	94,637	5.11%	1,679,403	61,023	4.84%
Total interest-bearing liabilities	4,944,877	189,841	5.12%	4,244,794	153,310	4.82%
Net non-interest-bearing funding	198,902			213,136
Total funding	$5,143,779	189,841	4.92%	$4,457,930	153,310	4.59%
Net interest income/yield		$28,078	0.73%		$29,852	0.89%

(1)	Includes only discount notes.
(2)	Includes all medium-term notes.

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

	Nine Months Ended September 30, 2007
	Compared to Nine Months Ended
	September 30, 2006
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$5,701	$29,296	$34,997
Loans and Farmer Mac Guaranteed Securities	1,614	(1,854)	(240)
Total	7,315	27,442	34,757
Expense from interest-bearing liabilities	10,093	26,438	36,531
Change in net interest income	$(2,778)	$1,004	$(1,774)

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.4 million for third quarter 2007 and $18.6 million for the nine months ended September 30, 2007, compared to $5.5 million and $15.9 million, respectively, for the same periods in 2006.  The effect of SFAS 140 classified guarantee fees of $0.8 million for third quarter 2007 and $2.5 million for the nine months ended September 30, 2007, compared to $0.9 million and $2.6 million, respectively, for the same periods in 2006 as interest income, although management considers the amounts to have been earned in consideration for the assumption of credit risk.  That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk.  When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk.  The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

Expenses.  General and administrative expenses were $2.0 million for third quarter 2007 and $6.6 million for the nine months ended September 30, 2007, compared to $2.4 million and $7.7 million, respectively, for the same periods in 2006.  The reductions in general and administrative expenses are due to lower amounts spent on professional fees related to new products and regulatory compliance matters during 2007 compared to 2006.  Compensation and employee benefits were $3.5 million for third quarter 2007 and $10.3 million for the nine months ended September 30, 2007, compared to $3.2 million and $8.8 million, respectively, for the same periods in 2006.  Farmer Mac recognized compensation expense related to stock options of $0.9 million and $2.5 million for third quarter 2007 and the nine months ended September 30, 2007, respectively, compared to $0.7 million and $1.7 million, respectively, for the same periods in 2006.  For more information on stock option expense, see Note 1(e) to the condensed consolidated financial statements.

Regulatory fee expense for third quarter 2007 and the nine months ended September 30, 2007 were $0.6 million and $1.7 million, respectively, compared to $0.6 million and $1.8 million, respectively, for the same periods in 2006.  The Farm Credit Administration (“FCA”) has advised the Corporation that its estimated fees for the federal fiscal year ended September 30, 2007 will be $2.2 million, compared to $2.4 million for the federal fiscal year ended September 30, 2006.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.  Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at approximately the same levels through the end of 2007.

During third quarter 2007, Farmer Mac provided $0.4 million for its allowance for losses, compared to a release of $1.2 million in third quarter 2006.  During the nine months ended September 30, 2007, Farmer Mac released $0.1 million from the allowance for losses, compared to a release of $2.9 million for the nine months ended September 30, 2006.  See “—Quantitative and Qualitative Disclosures About Market Risk Management—Credit Risk” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses.  As of September 30, 2007, Farmer Mac’s total allowance for losses was $3.9 million, which was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $4.6 million and 10 basis points as of December 31, 2006.

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income.  As discussed in Note 1(c) to the condensed consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives.  The gains and losses on financial derivatives and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net loss of $24.9 million for third quarter 2007 and a net loss of $9.1 million for the nine months ended September 30, 2007 due to market value changes primarily caused by decreases in interest rates, compared to a net loss of $20.3 million and a net gain of $1.3 million, respectively, for the same periods in 2006 also due to market value changes primarily caused by fluctuations in interest rates.

Farmer Mac records financial derivatives at fair value on its balance sheet with the related changes in fair value recognized in the condensed consolidated statement of operations.  Although the Corporation’s use of financial derivatives achieves its economic and risk management objectives, its classification of financial derivatives as undesignated hedges elected under SFAS 133 allows factors unrelated to the economic performance of the Corporation’s business, such as changes in interest rates, to increase the volatility – or even change the direction – of the Corporation’s earnings under GAAP.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps convert economically the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed-rate medium-term and long-term notes that match the anticipated duration, repricing and interest rate characteristics of the corresponding assets.  Since this strategy provides Farmer Mac with approximately the same cash flows as those that are inherent in the issuance of medium-term notes, Farmer Mac uses either the bond market or the swap market based upon their relative pricing efficiencies.

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

Business Volume.  New business volume for third quarter 2007 was $231.5 million, compared to $1.3 billion in second quarter 2007 and $1.3 billion in third quarter 2006.  Much of Farmer Mac’s recent business volume has been a product of the Corporation’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions.

While Farmer Mac has achieved a significant increase in new business volume since the beginning of 2006, its future business with agricultural mortgage lenders may be constrained by:

•	high levels of available capital and liquidity of agricultural lenders;
•	changes in the capital, liquidity or funding needs of major business partners;
•	alternative sources of funding and credit enhancement for agricultural lenders; and
•	increased competition in the secondary market for agricultural mortgage loans.

Looking ahead, Farmer Mac remains confident of opportunities for increased business volume and income growth as a result of the Corporation’s product development and marketing efforts.  Farmer Mac’s marketing initiatives, which continue to generate business opportunities for fourth quarter 2007 and, it believes, beyond, include:

•	expanded use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage portfolios;
•	agribusiness and rural development loans associated with agriculture, in fulfillment of Farmer Mac’s Congressional mission;
•	new structures for LTSPC transactions, including risk sharing provisions; and
•
an ongoing alliance with the American Bankers Association (“ABA”), renewed for a three-year term on October 29, 2007, under which Farmer Mac facilitates access and offers improved pricing to ABA member institutions and the ABA promotes member participation in the Farmer Mac I program.

Some of the agribusiness and rural development initiatives will require Farmer Mac to consider credit risks that expand upon or differ from those the Corporation has accepted previously.  Farmer Mac will use underwriting standards appropriate to those credit risks, and likely will draw upon outside expertise to analyze and evaluate the credit and funding aspects of loans submitted pursuant to those initiatives.  While Farmer Mac is seeking to expand its mix of loan types within the scope of its Congressional charter, it is too early to assess the probability of success of these efforts.  Farmer Mac believes that prospects for large portfolio transactions, similar to those that have accounted for a significant portion of Farmer Mac’s previous growth, continue to exist.  No assurance can be given at this time as to the certainty or timing of similar transactions in the future.  For a more detailed discussion of these factors and the related effects on Farmer Mac’s business volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook for 2007” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

Farmer Mac believes additional significant business opportunities could result from expansion of its statutory guarantee authorities.  In that regard, on July 27, 2007 the United States House of Representatives passed its version of a 2007 Farm Bill (H.R. 2419) that would expand Farmer Mac’s charter to authorize the Corporation to purchase and guarantee securities backed by rural utilities (electric and telephone) loans made by cooperative lenders, particularly the National Rural Utilities Cooperative Finance Corporation and institutions of the Farm Credit System.  On October 25, 2007, the United States Senate Committee on Agriculture, Nutrition and Forestry approved its version of the 2007 Farm Bill.  The Senate Committee version contained an expansion of authority for Farmer Mac similar to that in H.R. 2419.  The full Senate began debate on the 2007 Farm Bill on November 5, 2007.  At this time, no assurance can be given that either the Senate Committee or House legislation will be enacted into law or, if enacted, that it will result in significant additional business volume for Farmer Mac.

The following tables set forth Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$25,545	$18,253	$87,046	$74,627
LTSPCs	156,930	177,885	705,654	821,635
AgVantage	-	1,000,000	1,000,000	1,500,000
Farmer Mac II Guaranteed Securities	49,049	74,217	161,746	180,548
Total purchases, guarantees and commitments	$231,524	$1,270,355	$1,954,446	$2,576,810

Farmer Mac I Guaranteed
Securities issuances:
Sold	$-	$135	$1,324	$3,168
Retained	-	-	-	-
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	17,189	341,164	681,732	891,278
Total	$17,189	$341,299	$683,056	$894,446

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$25,545	$18,253	$87,046	$74,627

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	1,315	-	1,562	506

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	352	854	1,316	1,667

Defaulted loans purchased underlying LTSPCs	761	274	1,033	3,520

Total loan purchases	$27,973	$19,381	$90,957	$80,320

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2007 was less than one month and during third quarter 2006, the weighted-average age was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2007 and third quarter 2006, 58 percent and 66 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 14.9 years and 15.2 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2007 and third quarter 2006 was 8.0 years and 10.4 years, respectively.

USDA’s most recent publications (as available on USDA’s website as of November 1, 2007) forecast:

•	2007 net cash farm income to be $85.9 billion, an increase of $18 billion from 2006 and an increase of $20.5 billion over the 10-year average;
•	2007 net farm income to be $87.1 billion, which is 52 percent above its 10-year average and an increase of $28.1 billion over 2006;

•
total direct U.S. government payments to be $13.6 billion in 2007, down from $15.8 billion for 2006, and 17.4 percent below the five-year average (direct payment rates are fixed in legislation and are not affected by the level of program crop prices);

•	countercyclical payments to decrease to $1.1 billion in 2007 from $4.0 billion in 2006;
•	marketing loan benefits—which include loan deficiency payments, marketing loan gains, and certificate exchange gains— to be down to $1.1 billion in 2007 from $1.8 billion in 2006;
•
the value of U.S. farm real estate to increase 13.7 percent in 2007 to $1.9 trillion from the current projection of $1.7 trillion for 2006, and the non-farm development of farmland to support further growth in farmland values; and

•	the amount of farm real estate debt to increase by 2.8 percent in 2007 to $112.1 billion, compared to the current projection of $109.0 billion in 2006.

The USDA forecasts referenced above relate to U.S. agriculture generally, but should be favorable for Farmer Mac’s financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate above-average borrower cash flows and generally increased values in U.S. farm real estate.

Balance Sheet Review

As of September 30, 2007, Farmer Mac had $572.4 million of cash and cash equivalents and $2.7 billion of investment securities, compared to $877.7 million of cash and cash equivalents and $1.8 billion of investment securities as of December 31, 2006.  The increase in investment securities during the nine months ended September 30, 2007 includes Farmer Mac’s mission-related investment purchases aggregating $405.4 million of asset-backed securities that represent beneficial ownership interests in electric distribution cooperative loans made by National Rural Utilities Cooperative Finance Corporation (“CFC”).  Those transactions provided CFC with a new source of liquidity and attractive financing rates for its rural utility cooperative members that serve rural communities and support agriculture in 47 states, and advanced Farmer Mac’s financial role in and commitment to rural America.

During the nine months ended September 30, 2007, on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) decreased by $73.5 million due to the net result of principal paydowns on program assets offset by new loan purchases.

Consistent with the net increase in total assets of $472.3 million during the nine months ended September 30, 2007, total liabilities increased $468.7 million from December 31, 2006 to September 30, 2007.  This increase in liabilities was primarily due to the $449.2 million increase in notes payable, the proceeds of which were used to fund the purchase of assets.  As of September 30, 2007, Farmer Mac had a guarantee and commitment obligation of $50.7 million, compared to $35.4 million as of December 31, 2006.  The increase was primarily due to Farmer Mac’s off-balance sheet guarantee, during the second quarter of 2007, of  $1.0 billion of AgVantage securities supported by a ten-year mortgage-backed obligation of Metropolitan Life Insurance Company secured by agricultural real estate mortgage loans.  For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the nine months ended September 30, 2007, accumulated other comprehensive income/(loss) decreased $3.2 million, which was primarily the result of $2.3 million after-tax unrealized gains on securities available-for-sale as of September 30, 2007, compared to $5.8 million after-tax unrealized gains on securities available-for-sale as of December 31, 2006.  Accumulated other comprehensive income/(loss) is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  As of September 30, 2007, Farmer Mac’s core capital totaled $250.4 million, compared to $243.5 million as of December 31, 2006.  As of September 30, 2007, core capital exceeded Farmer Mac’s statutory minimum capital requirement of $196.7 million by $53.7 million.

Farmer Mac was in compliance with its risk-based capital standards as of September 30, 2007.  The risk-based capital stress test generated a regulatory capital requirement of $44.2 million as of September 30, 2007 as compared to $83.8 million as of June 30, 2007.  The large quarter-to-quarter decline in the risk-based capital requirement is the result of enhanced net interest income due to larger than usual net interest spreads on investments.  As of December 31, 2006, the risk-based capital stress test generated a regulatory capital requirement of $42.9 million.  As of September 30, 2007, Farmer Mac’s regulatory capital of $254.3 million exceeded the risk-based capital requirement by approximately $210.1 million.

In the September 13, 2007 issue of the Federal Register, FCA published for public comment a proposed rule that would revise certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  The public comment period for that proposed rule closed October 29, 2007.  Farmer Mac has provided written comments on the proposed rule to FCA.  FCA’s announcement of the proposed rule stated that its purpose is “to more accurately reflect changes in Farmer Mac’s operations or business practices.”  In the preamble to the proposed rule, FCA noted that had it been in effect as a final rule on March 31, 2007, Farmer Mac’s regulatory capital requirement as of that date would have been approximately $100.1 million, compared to the regulatory capital requirement of approximately $80.8 million under the existing risk-based capital stress test at that time.  As noted above, Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of September 30, 2007, 50 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 80 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties.  Of the Farmer Mac I fixed rate loans purchased in third quarter 2007, none had yield maintenance or another form of prepayment protection.  As of September 30, 2007, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 27.1 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in third quarter 2007, 1.6 percent contained various forms of prepayment penalties.

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

Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding.  Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities.  As of September 30, 2007, $1.4 billion of the $2.7 billion of investment securities (52 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.

The goal of interest rate risk management at Farmer Mac is to create and maintain a portfolio that generates stable earnings and value across a variety of interest rate environments.  Farmer Mac’s primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations and cash flows so that they will perform similarly as interest rates change.  To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities.  Farmer Mac issues callable debt to offset the prepayment risk associated with some mortgage assets.  By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets.  Farmer Mac also uses financial derivatives to alter the duration of its assets and liabilities to better match their durations, thereby reducing overall interest rate sensitivity.

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of September 30, 2007 and December 31, 2006 to an immediate and instantaneous parallel shift in the yield curve.  During third quarter 2007, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities.

	Percentage Change in MVE from Base Case
Interest Rate	September 30,	December 31,
Scenario	2007	2006

+ 300 bp	-9.2%	-7.9%
+ 200 bp	-5.8%	-4.7%
+ 100 bp	-2.6%	-1.9%
- 100 bp	1.0%	0.0%
- 200 bp	0.7%	-1.1%
- 300 bp	-0.1%	-2.1%

As of September 30, 2007, a uniform or “parallel” increase of 100 basis points would have increased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 3.9 percent, while a parallel decrease of 100 basis points would have decreased NII by 1.7 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of September 30, 2007, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.  As of September 30, 2007, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 1.1 months, compared to plus 0.7 months as of December 31, 2006.  Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable.  Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of September 30, 2007, Farmer Mac had $2.8 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years.  Of those interest rate swaps, $1.3 billion were floating-to-fixed rate interest rate swaps, $1.3 billion were fixed-to-floating interest rate swaps and $0.2 billion were basis swaps.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  As discussed in Note 1(c) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of September 30, 2007, Farmer Mac had uncollateralized net exposure of $2.0 million to one counterparty.

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

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $3.2 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of September 30, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2007, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months and nine months ended September 30, 2007 and 2006:

	September 30, 2007

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,681	$-	$2,197	$3,878
Provision/(recovery) for losses	-	-	386	386
Charge-offs	-	-	(386)	(386)
Recoveries	20	-	-	20
Ending balance	$1,701	$-	$2,197	$3,898

Nine Months Ended:
Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(49)	(100)	(386)	(535)
Recoveries	20	-	-	20
Ending balance	$1,701	$-	$2,197	$3,898

	September 30, 2006

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$2,734	$-	$3,518	$6,252
Provision/(recovery) for losses	(525)	-	(643)	(1,168)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Ending balance	$2,209	$-	$2,875	$5,084

Nine Months Ended:
Beginning balance	$4,876	$-	$3,777	$8,653
Provision/(recovery) for losses	(2,132)	155	(902)	(2,879)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365
Ending balance	$2,209	$-	$2,875	$5,084

During third quarter 2007, Farmer Mac provided $0.4 million for its allowance for losses, compared to the release of $1.2 million in third quarter 2006.  During third quarter 2007, Farmer Mac recovered $20,000 in losses against the allowance for losses.  During third quarter 2006, Farmer Mac did not have any charge-offs or recoveries against the allowance for losses.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities that was charged off in third quarter 2007 or third quarter 2006.  As of September 30, 2007, Farmer Mac’s allowance for losses totaled $3.9 million, or 8 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $4.6 million (10 basis points) as of December 31, 2006.

As of September 30, 2007, Farmer Mac’s 90-day delinquencies totaled $17.0 million and represented 0.35 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $28.4 million (0.62 percent) as of September 30, 2006.  As of September 30, 2007, Farmer Mac’s non-performing assets (which include 90-day delinquencies, loans performing in bankruptcy, and real estate owned) totaled $37.4 million and represented 0.76 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $44.9 million (0.97 percent) as of September 30, 2006.  Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding
	Post-1996 Act
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-Day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2007	$4,891,525	$37,364	0.76%	$20,341	$17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%

(1)	Excludes loans underlying AgVantage securities.

As of September 30, 2007, approximately $1.4 billion (27.7 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.4 billion (29.7 percent) as of September 30, 2006.

As of September 30, 2007, Farmer Mac individually analyzed $14.6 million of its $43.3 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  All of the $14.6 million of assets analyzed individually were adequately collateralized.  Farmer Mac evaluated the remaining $28.7 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac did not record any specific allowances for any of its impaired assets as of September 30, 2007.  Farmer Mac’s non-specific or general allowances were $3.9 million as of September 30, 2007.

As of September 30, 2007, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs was 53.3 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 55.0 percent.  The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio
as of September 30, 2007
(dollars in thousands)
	Post-1996 Act
	Non-performing
Original LTV Ratio	Assets	Percentage
0.00% to 40.00%	$1,950	5%
40.01% to 50.00%	6,774	18%
50.01% to 60.00%	20,168	55%
60.01% to 70.00%	7,995	21%
70.01% to 80.00%	409	1%
80.01% +	68	0%
Total	$37,364	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, post-1996 Act non-performing assets as of September 30, 2007 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets
	Distribution of
	Outstanding	Outstanding	Post-1996 Act
	Loans,	Loans,	Non-	Non-
	Guarantees and	Guarantees and	performing	performing
	LTSPCs	LTSPCs (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	12%	$595,199	$7,889	1.33%
1997	4%	219,016	5,281	2.41%
1998	8%	370,621	5,942	1.60%
1999	8%	409,930	7,063	1.72%
2000	5%	220,635	3,465	1.57%
2001	8%	399,262	5,978	1.50%
2002	10%	475,328	698	0.15%
2003	10%	509,335	705	0.14%
2004	8%	367,452	-	0.00%
2005	11%	541,141	218	0.04%
2006	10%	513,443	125	0.02%
2007	6%	270,163	-	0.00%
Total	100%	$4,891,525	$37,364	0.76%

By geographic region (3):
Northwest	17%	$818,794	$22,351	2.73%
Southwest	41%	1,979,236	4,480	0.23%
Mid-North	22%	1,089,819	2,680	0.25%
Mid-South	10%	493,023	3,247	0.66%
Northeast	6%	316,522	2,525	0.80%
Southeast	4%	194,131	2,081	1.07%
Total	100%	$4,891,525	$37,364	0.76%

By commodity/collateral type:
Crops	43%	$2,087,361	$18,508	0.89%
Permanent plantings	20%	1,001,106	14,009	1.40%
Livestock	26%	1,262,114	3,872	0.31%
Part-time farm/rural housing	6%	298,933	975	0.33%
Ag storage and processing	4%	197,508	-	0.00%
Other	1%	44,503	-	0.00%
Total	100%	$4,891,525	$37,364	0.76%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of September 30, 2007, by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Post - 1996 Act Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs

	Cumulative
	Original Loans,		Cumulative	Cumulative
	Guarantees		Net Credit	Loss
	and LTSPCs (1)		Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,402,268		$1,589	0.05%
1997	745,503		2,493	0.33%
1998	1,111,906		3,895	0.35%
1999	1,133,422		1,291	0.11%
2000	725,582		2,285	0.31%
2001	1,035,832		701	0.07%
2002	1,026,548		-	0.00%
2003	867,457		-	0.00%
2004	596,099		-	0.00%
2005	703,433		-	0.00%
2006	647,692		-	0.00%
2007	349,391		-	0.00%
Total	$12,345,133		$12,254	0.10%

By geographic region (2):
Northwest	$2,349,868		$6,897	0.29%
Southwest	5,083,635		4,784	0.09%
Mid-North	2,158,124		18	0.00%
Mid-South	940,491		336	0.04%
Northeast	932,438		1	0.00%
Southeast	880,577		218	0.02%
Total	$12,345,133		$12,254	0.10%

By commodity/collateral type:
Crops	$5,073,426		$11	0.00%
Permanent plantings	2,846,274		9,359	0.33%
Livestock	3,077,256		2,676	0.09%
Part-time farm/rural housing	802,611		208	0.03%
Ag storage and processing	407,650	(3)	-	0.00%
Other	137,916		-	0.00%
Total	$12,345,133		$12,254	0.10%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of September 30, 2007, approximately $142.3 million of the loans were not yet disbursed by the lender.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $5.0 billion was outstanding as of September 30, 2007), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

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

As a result of Farmer Mac’s regular issuance of discount notes and medium-term notes and its status as a federally-chartered instrumentality of the United States, Farmer Mac has had ready access to the capital markets at favorable rates.  Farmer Mac’s access to capital markets funding has remained strong despite recent market volatility.  Farmer Mac has also used floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding.  While the swap market may provide favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets.

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs.  As of September 30, 2007, Farmer Mac’s cash and cash equivalents and liquidity investment securities were $572.4 million and $1.8 billion, respectively.  In addition, as of September 30, 2007, Farmer Mac held: (1) $901.3 million of mission-related non-program investment securities issued by the National Rural Utilities Cooperative Finance Corporation, and (2) $921.0 million of Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions that carry the full faith and credit of the U.S. government.  Both types of assets could be drawn upon as an additional source of liquidity.  As of September 30, 2007, the aggregate of the Farmer Mac II Guaranteed Securities, mission-related non-program investments, cash and liquidity investments represented 80 percent of Farmer Mac’s total liabilities.  Farmer Mac has a policy of maintaining a minimum of 60 days of liquidity and a target of 90 days of liquidity.  For third quarter 2007, Farmer Mac maintained an average of greater than 90 days of liquidity.

Capital.  During fourth quarter 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common Stock.  During first quarter 2007, the aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares, thereby terminating the program according to its terms.  At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The authority for this new stock repurchase program expires in November 2008.  Repurchases under that program commenced in accordance with its terms, upon termination of the previous program.  During the three months and nine months ended September 30, 2007, Farmer Mac repurchased 68,300 and 562,282 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $27.12 and $26.70 per share, respectively, pursuant to both of the Corporation’s previously announced stock repurchase programs.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $1.9 million and $15.0 million, respectively.  During the three months and nine months ended September 30, 2006, Farmer Mac repurchased 384,900 and 706,350 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $26.98 and $26.85, respectively, which reduced the Corporation’s stockholders’ equity by approximately $10.4 million and $19.0 million, respectively.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  Each dividend was paid on the last business day of each quarter to holders of record as of the 15th day of the month in which the dividend was paid.  On October 4, 2007, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on December 31, 2007 to holders of record as of December 14, 2007.  Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 15, 2007.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I
	Loans and
	Guaranteed
	Securities	LTSPCs (1)	Farmer Mac II	Total
	(in thousands)
For the quarter ended:

September 30, 2007	$25,545	$156,930	$49,049	$231,524
June 30, 2007	1,039,856	152,402	59,149	1,251,407
March 31, 2007	21,644	396,322	53,548	471,514
December 31, 2006	24,046	318,064	54,136	396,246
September 30, 2006	1,018,253	177,885	74,217	1,270,355
June 30, 2006	26,114	570,595	61,204	657,913
March 31, 2006	530,260	73,155	45,127	648,542
December 31, 2005	31,313	239,957	59,230	330,500
September 30, 2005	39,821	91,783	52,181	183,785

For the year ended:
December 31, 2006	1,598,673	1,139,699	234,684	2,973,056
December 31, 2005	110,056	461,441	200,168	771,665

(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processing facilities.  As of September 30, 2007, approximately $142.3 million of the loans underlying those $370.2 million of LTSPCs were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I
	Post-1996 Act
	Loans and
	Guaranteed
	Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Total
	(in thousands)
As of:
September 30, 2007 (1)	$5,691,797	$1,724,328	$3,174	$943,183	$8,362,482
June 30, 2007 (2)	5,783,879	1,644,413	3,611	942,443	8,374,346
March 31, 2007 (3)	4,508,595	1,920,848	3,748	932,056	7,365,247
December 31, 2006 (4)	4,338,698	1,969,734	5,057	925,799	7,239,288
September 30, 2006 (5)	4,267,309	1,884,223	5,802	900,835	7,058,169
June 30, 2006 (6)	3,014,614	2,149,677	9,922	863,778	6,037,991
March 31, 2006	2,509,306	2,243,259	11,337	842,363	5,606,265
December 31, 2005	2,094,411	2,329,798	13,046	835,732	5,272,987
September 30, 2005	2,116,680	2,183,058	14,209	810,686	5,124,633

(1)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $17.2 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during third quarter 2007 at the request of a program participant.

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

(6)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $550.1 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during second quarter 2006 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
				Total
		5-to-10-Year	1-Month-to-3-Year	Held in
	Fixed Rate	ARMs & Resets	ARMs	Portfolio
	(in thousands)
As of:
September 30, 2007	$932,134	$735,704	$366,573	$2,034,411
June 30, 2007	914,890	752,991	399,147	2,067,028
March 31, 2007	899,628	743,891	417,722	2,061,241
December 31, 2006	891,429	761,754	452,656	2,105,839
September 30, 2006	863,000	744,903	459,604	2,067,507
June 30, 2006	885,875	749,289	441,063	2,076,227
March 31, 2006	871,054	729,992	464,032	2,065,078
December 31, 2005	866,362	752,885	479,649	2,098,896
September 30, 2005	840,330	785,387	477,345	2,103,062

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2007.  Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of September 30, 2007.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

On July 6, 2007, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 451 shares of its Class C Non-Voting Common Stock, at an issue price of $34.22 per share, to the eight directors who elected to receive such stock in lieu of their cash retainers.

On August 2, 2007, Farmer Mac granted options under its 1997 Incentive Plan to purchase 5,000 shares of Class C Non-Voting Common Stock, at an exercise price of $28.24 per share, to a non-officer employee in connection with the employee’s commencement of employment.

(b)	Not applicable.

(c)
As shown in the table below, Farmer Mac repurchased 68,300 shares of its Class C Non-Voting Common Stock during third quarter 2007 at an average price of $27.12 per share.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities
			Total Number of
			Class C Shares	Maximum Number
	Total Number	Average	Purchased as Part	of Class C Shares
	of Class C	Price Paid	of Publicly	that May Yet Be
	Shares	per Class	Announced	Purchased Under
Period	Purchased	C Share	Program[1]	the Program

July 1, 2007 - July 31, 2007	5,500	$28.00	5,500	618,750
August 1, 2007 - August 31, 2007	62,800	$27.04	62,800	555,950
September 1, 2007 - September 30, 2007	-	$-	-	555,950
Total	68,300	$27.12	68,300

[1]
On February 5, 2007, Farmer Mac announced the establishment of a program to repurchase up to one million shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The authority for this stock repurchase program expires in November 2008.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L. 104-105 (Form 10-K filed March 29, 1996).

*	3.2	-	Amended and restated By-Laws of the Registrant (Form 10-Q filed August 9, 2004).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*	4.5.1	-	Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*	4.5.2	-	Supplemental Agreement for 4.25% Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.2	-	Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

†*	10.2.1	-	Amendment No. 1 dated as of January 10, 1991 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.2.2	-	Amendment to Employment Contract dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

†*	10.2.3	-	Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 15, 1994).

†*	10.2.4	-	Amendment No. 4 dated as of February 8, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

†*	10.2.5	-	Amendment No. 5 dated as of June 13, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.2.6	-	Amendment No. 6 dated as of August 7, 1997 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.2.7	-	Amendment No. 7 dated as of June 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.2.8	-	Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.2.9	-	Amendment No. 9 dated as of June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.2.10	-	Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.2.11	-	Amendment No. 11 dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.2.12	-	Amendment No. 12 dated as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.2.13	-	Amendment No. 13 dated as of August 3, 2004 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.2.14	-	Amendment No. 14 dated as of June 16, 2005 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.2.15	-	Amendment No. 15 dated as of June 1, 2006 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.2.16	-	Amendment No. 16 dated as of June 7, 2007 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.3	-	Employment Agreement dated May 11, 1989 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.1	-	Amendment dated December 14, 1989 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.2	-	Amendment No. 2 dated February 14, 1991 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

†*	10.3.3	-	Amendment to Employment Contract dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

†*	10.3.4	-	Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 31, 1994).

†*	10.3.5	-	Amendment No. 5 dated as of June 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.3.6	-	Amendment No. 6 dated as of June 1, 1995 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1995).

†*	10.3.7	-	Amendment No. 7 dated as of February 8, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

†*	10.3.8	-	Amendment No. 8 dated as of June 13, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.3.9	-	Amendment No. 9 dated as of August 7, 1997 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.3.10	-	Amendment No. 10 dated as of June 4, 1998 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.3.11	-	Amendment No. 11 dated as of June 3, 1999 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.3.12	-	Amendment No. 12 dated as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.3.13	-	Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.3.14	-	Amendment No. 14 dated as of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.3.15	-	Amendment No. 15 dated as of June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.3.16	-	Amendment No. 16 dated as of August 3, 2004 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 9, 2004).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.3.17	-	Amendment No. 17 dated as of June 16, 2005 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.3.18	-	Amendment No. 18 dated as of June 1, 2006 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.3.19	-	Amendment No. 19 dated as of June 7, 2007 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.4	-	Employment Contract dated as of September 1, 1997 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

†*	10.4.1	-	Amendment No. 1 dated as of June 4, 1998 to Employment Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

†*	10.4.2	-	Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.4.3	-	Amendment No. 3 dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.4.4	-	Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.4.5	-	Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.4.6	-	Amendment No. 6 dated as of June 5, 2003 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2003).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.4.7	-	Amendment No. 7 dated as of August 3, 2004 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.4.8	-	Amendment No. 8 dated as of June 16, 2005 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.4.9	-	Amendment No. 9 dated as of June 1, 2006 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.4.10	-	Amendment No. 10 dated as of June 7, 2007 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.5	-	Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

†*	10.5.1	-	Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.1 to Form 10-Q filed August 14, 2000).

†*	10.5.2	-	Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.2 to Form 10-Q filed August 14, 2001).

†*	10.5.3	-	Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.5.4	-	Amendment No. 4 dated as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.5.5	-	Amendment No. 5 dated as of June 16, 2005 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.5.6	-	Amendment No. 6 dated as of June 1, 2006 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2006).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.6	-	Employment Contract dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.6.1	-	Amendment No. 1 dated as of August 3, 2004 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.6.2	-	Amendment No. 2 dated as of June 16, 2005 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.6.3	-	Amendment No. 3 dated as of June 1, 2006 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.6.4	-	Amendment No. 4 dated as of June 7, 2007 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2007).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

†*	10.15	-	Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.18.1	-	Amendment No. 1 dated as of June 1, 2006 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2006).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.18.2	-	Amendment No. 2 dated as of June 7, 2007 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

**#	10.20	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant.

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 8, 2007

By:	/s/ Henry D. Edelman
Henry D. Edelman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy E. Corsiglia
Nancy E. Corsiglia
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)