Form 10-K
period 2007-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2008-03-17
CIK 845877

As filed with the Securities and Exchange Commission on
March 17, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Yes           ☒                     No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. §229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐                      No           ☒

The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $25,151,032 and $302,099,806, respectively, as of June 30, 2007, based upon the closing prices for the respective classes on June 29, 2007 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

As of March 1, 2008, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,332,699 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K as described herein).

PART I

Item 1.	Business

General

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) was chartered by the U.S. Congress in the Agricultural Credit Act of 1987 (12 U.S.C. §§ 2279aa et seq.), which amended the Farm Credit Act of 1971 (collectively, as amended, the “Act”).  Farmer Mac is a stockholder-owned instrumentality of the United States that was created to establish a secondary market for agricultural real estate and rural housing mortgage loans and to increase the availability of long-term credit at stable interest rates to American farmers, ranchers and rural homeowners.  Farmer Mac conducts these activities through two programs—Farmer Mac I and Farmer Mac II.  As of December 31, 2007, total volume in these two programs was $8.5 billion.

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

To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other standards that are discussed in “Business—Farmer Mac Programs—Farmer Mac I.”  Farmer Mac may retain Farmer Mac I Guaranteed Securities in its portfolio or sell them to third parties.  As of December 31, 2007, outstanding loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs in the Farmer Mac I program totaled $7.6 billion.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (the “USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”).  Farmer Mac I Guaranteed Securities and Farmer Mac II Guaranteed Securities are sometimes collectively referred to as “Farmer Mac Guaranteed Securities.”  As of December 31, 2007, outstanding Farmer Mac II Guaranteed Securities totaled $946.6 million.

Farmer Mac’s two principal sources of revenue are:

•	fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, mortgage loans and investments.

Farmer Mac funds its purchases of Farmer Mac Guaranteed Securities, mortgage loans and investments primarily by issuing debt obligations of various maturities.  As of December 31, 2007, Farmer Mac had $2.2 billion of discount notes and $2.4 billion of medium-term notes outstanding.  During 2007, the Corporation continued its strategy of regularly issuing debt to increase its presence in the capital markets.  To the extent the proceeds of the debt issuances exceed Farmer Mac’s need to fund program assets, those proceeds are invested in high quality non-program liquid assets.

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

As of December 31, 2007, Farmer Mac employed 42 people, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Washington, D.C. 20036.  Farmer Mac’s main telephone number is (202) 872-7700.

Farmer Mac makes available free of charge, through the “Investors” section of its internet website at www.farmermac.com, copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing such materials to, the SEC.  Please note that all references to www.farmermac.com in this Annual Report on Form 10-K are inactive textual references only and that the information contained on Farmer Mac’s website is not incorporated by reference into this Annual Report on Form 10-K.

FARMER MAC PROGRAMS

Farmer Mac I

Under the Farmer Mac I program, Farmer Mac assumes, for a fee, the credit risk on agricultural mortgage loans by guaranteeing the timely payment of principal and interest on securities backed by, or representing interests in, eligible mortgage loans, or by issuing LTSPCs to acquire designated mortgage loans to accomplish the same result. Farmer Mac also may assume the credit risk on eligible mortgage loans by purchasing and retaining them, which transactions constituted approximately 6 percent of 2007 Farmer Mac I program volume and 4 percent of 2006 Farmer Mac I program volume.

Loan Eligibility

A loan is eligible for the Farmer Mac I program if it is:

•	secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on agricultural real estate or rural housing (as defined below), located within the United States;
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

Although the Act does not prescribe a maximum loan size for a Farmer Mac I eligible agricultural mortgage loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac limits the size of these loans to 10 percent of Farmer Mac’s core capital, resulting in a current maximum loan size of approximately $23 million for those loans, except that the maximum loan size of loans collateralizing AgVantage obligations may not exceed $50 million.  For a description of core capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements.”  For a Farmer Mac I eligible agricultural mortgage loan secured by more than 1,000 acres of agricultural real estate, the Act authorizes a maximum loan size of $9.0 million (adjusted annually for inflation).

For purposes of the Farmer Mac I program, rural housing is a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or less.  The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $247,184.  That limit is adjusted annually for inflation each November.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  As of December 31, 2007, rural housing loans did not represent a significant part of Farmer Mac’s business.

Purchases

Loan Purchases.  Farmer Mac offers credit products designed to increase the secondary market liquidity of agricultural mortgage loans and the lending capacity of financial institutions that originate agricultural mortgage loans.  Farmer Mac enters into mandatory and optional delivery commitments to purchase loans and offers rates to price such commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis.  Primarily, Farmer Mac purchases fixed- and adjustable-rate loans, but it also purchases other types of loans.  Loans purchased by Farmer Mac have a variety of maturities and often include balloon payments.  Loans purchased or subject to purchase commitments may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).  During 2007, Farmer Mac purchased $128 million of loans in the Farmer Mac I program, which represented 6 percent of 2007 Farmer Mac I program volume.  Of the loans purchased during 2007, 72 percent included balloon payments and 10 percent included yield maintenance prepayment protection.  By comparison, during 2006, Farmer Mac purchased $99 million of loans under the Farmer Mac I program, which represented 4 percent of 2006 Farmer Mac I program volume.  Of the loans purchased during 2006, 71 percent included balloon payments and 13 percent included yield maintenance prepayment protection.

During 2007, Farmer Mac’s top ten sellers generated 4 percent of 2007 Farmer Mac I program volume (69 percent of the total Farmer Mac I loan purchase volume).  Zions First National Bank, Farmer Mac’s largest combined Class A and Class C stockholder, accounted for 2 percent of 2007 Farmer Mac I program volume (36 percent of 2007 loan purchase volume).  The top ten sellers in 2006 generated 3 percent of 2006 Farmer Mac I program volume (75 percent of Farmer Mac I loan purchase volume).  Zions First National Bank accounted for 1 percent of 2006 Farmer Mac I program volume (27 percent of 2006 loan purchase volume).  For more information regarding loan volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”  For more information regarding Farmer Mac’s business with related parties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions” and Note 3 to the consolidated financial statements.

AgVantage Transactions.  Collateralized mortgage obligation transactions in the Farmer Mac I program include Farmer Mac’s guarantee and purchase of bonds that are Farmer Mac I Guaranteed Securities.  Those AgVantage securities, issued by institutions approved by Farmer Mac, are corporate obligations of the issuer, collateralized by eligible mortgage loans and guaranteed by Farmer Mac as to timely payment of principal and interest.  Before approving an institution as a participant in AgVantage transactions, Farmer Mac assesses the institution’s agricultural mortgage loan performance as well as its creditworthiness.  AgVantage is a registered trademark of Farmer Mac.

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

During 2007, Farmer Mac purchased ten AgVantage securities for $14.6 million with maturities ranging from one month to ten years from two institutions.  During 2006, Farmer Mac purchased three AgVantage securities for $5.2 million with maturities ranging from one month to ten years from three institutions.  As of December 31, 2007 and 2006, the outstanding principal amount of AgVantage securities held by Farmer Mac was $30.8 million and $23.5 million, respectively.  As of December 31, 2007, Farmer Mac had experienced no losses, nor had it been called upon to make a guarantee payment, on any of its AgVantage securities.  For information on AgVantage securities that are off-balance sheet guarantees, see “—Off-Balance Sheet Guarantees and Commitments—AgVantage Transactions” below.

Off-Balance Sheet Guarantees and Commitments

Swap Transactions and LTSPCs.  Farmer Mac offers two Farmer Mac I credit enhancement alternatives that allow approved agricultural and rural residential mortgage lenders both to retain the cash flow benefits of their loans and increase their liquidity and lending capacity:

•
a swap transaction, in which Farmer Mac acquires eligible loans from sellers in exchange for Farmer Mac I Guaranteed Securities backed by those loans.  As consideration for its assumption of the credit risk on loans underlying the Farmer Mac I Guaranteed Securities, Farmer Mac receives guarantee fees payable in arrears out of periodic loan interest payments and based on the outstanding balance of the related Farmer Mac I Guaranteed Securities; and

•
an LTSPC, which is not a guarantee of loans or securities, is a Farmer Mac commitment to purchase eligible mortgage loans from a segregated pool of loans under enumerated circumstances on one or more undetermined future dates.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as a swap transaction.  The loans underlying an LTSPC can be converted into Farmer Mac I Guaranteed Securities in a swap transaction at the option of the seller, with no conversion fee paid to Farmer Mac.

Both of these alternative products result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.

A swap transaction or an LTSPC may involve loans with payment, maturity and interest rate characteristics that differ from Farmer Mac’s cash purchase product offerings.  Both types of transactions permit a seller to nominate from its portfolio a segregated pool of loans for participation in the Farmer Mac I program, subject to review by Farmer Mac for conformance with its underwriting, collateral valuation, documentation and other standards.  Upon Farmer Mac’s acceptance of the eligible loans, whether under a swap transaction or an LTSPC, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller’s credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  Only the LTSPC structure permits the seller to retain the segregated loan pool in its portfolio until such time, if ever, as the seller delivers some or all of the segregated loans to Farmer Mac for purchase under the LTSPC.  An LTSPC commits Farmer Mac to a future purchase of loans that met Farmer Mac’s standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on the loans.

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

In 2007, Farmer Mac entered into $970.8 million of LTSPCs, compared to $1.1 billion in 2006.  LTSPCs remain the preferred credit enhancement alternative for new non-cash transactions and are a significant portion of the Farmer Mac I program.  During 2007, three sellers converted $681.7 million of LTSPCs into Farmer Mac I Guaranteed Securities in swap transactions.  Taking account of those conversions, as of December 31, 2007, Farmer Mac’s outstanding LTSPCs covered 6,922 mortgage loans with an aggregate principal balance of $1.9 billion and outstanding off-balance sheet Farmer Mac I Guaranteed Securities were backed by 8,401 mortgage loans having an aggregate principal balance of $2.0 billion.  Additionally, as of December 31, 2007, Farmer Mac’s outstanding off-balance sheet AgVantage securities totaled $2.5 billion.  For more information regarding guarantee and LTSPC volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

AgVantage Transactions.  Securities generated in AgVantage transactions may be retained by Farmer Mac or sold into the capital markets.  The latter, off-balance sheet AgVantage securities, are Farmer Mac guaranteed general obligations of highly-rated issuing institutions collateralized by eligible loans in a principal amount equal to at least 103 percent of the outstanding principal amount of the security.  In April 2007, Farmer Mac guaranteed $1.0 billion of off-balance sheet AgVantage securities supported by a ten-year obligation of Metropolitan Life Insurance Company (“MetLife”) backed by eligible loans.  In two transactions in 2006, Farmer Mac guaranteed an aggregate $1.5 billion principal amount of AgVantage securities supported by five-year obligations of MetLife backed by eligible loans.

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

Farmer Mac utilizes experienced internal agricultural credit underwriters and external agricultural loan servicing and collateral valuation contractors (under Farmer Mac supervision and review) to perform those respective functions on loans that come into the Farmer Mac I program.  Those contractors afford Farmer Mac the benefits of their servicing centers at fees based on their marginal costs, which allows Farmer Mac to avoid the fixed costs, and some of the marginal costs, associated with such operations.  Farmer Mac believes that the combined expertise of its own internal staff and those third-party service providers provides the Corporation adequate resources for performing the necessary underwriting, collateral valuation and servicing functions.

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

Farmer Mac I credit underwriting standards require that the LTV of any loan not exceed 70 percent, with the following permitted exceptions:

•	a loan secured by a livestock facility and supported by a contract with an approved integrator may have an LTV of up to 80 percent;
•	a part-time farm loan supported by private mortgage insurance may have an LTV of up to 90 percent; and
•	a rural housing loan supported by private mortgage insurance may have an LTV of up to 97 percent.

Farmer Mac may require that a loan have a lower LTV when it determines that such lower LTV is appropriate.

In the case of newly-originated farm loans, particularly loans secured by agricultural real estate with building improvements contributing more than 60 percent of the appraised value of the property (referred to by Farmer Mac as facility loans), borrowers on the loans must, among other criteria set forth in Farmer Mac’s credit underwriting standards, meet the following standard underwriting ratios on a pro forma basis (i.e., giving effect to the new loan):

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1;
•	debt-to-asset ratio of 50 percent or less;
•	ratio of current assets to current liabilities of not less than 1:1; and
•	cash flow debt service coverage ratio on the mortgaged property of not less than 1:1.

Part-time farm and rural housing loans are underwritten to residential lending guidelines of government-sponsored enterprises (“GSEs”), with fully documented income and assets and liabilities.  Borrowers’ credit scores are obtained and used in the underwriting process.

Loans secured by eligible collateral with LTVs not greater than 55 percent and made to borrowers with high credit scores may be accepted without demonstration of all the standard underwriting ratios.  In addition, Farmer Mac’s underwriting standards provide for acceptance of loans that do not conform to one or more of the standard underwriting ratios when those loans:

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

Farmer Mac’s use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality.  In fact, loans approved on the basis of compensating strengths are fully underwritten and have not demonstrated a significantly different rate of default, or loss following default, than loans that were approved on the basis of conformance with all of the standard underwriting ratios.  As of December 31, 2007, a total of $1.8 billion (35.5 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities issued after the enactment of the Farm Credit System Reform Act of 1996 (the “1996 Act”) were approved based upon compensating strengths ($93.2 million of which had original LTVs of greater than 70 percent).  The original LTV of a loan is calculated by dividing the loan’s principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment.  During 2007, $447.9 million (40.8 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($49.8 million of which had original LTVs of greater than 70 percent), as compared to 2006 when $183.8 million (14.9 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($5.4 million of which had original LTVs of greater than 70 percent).  The increased reliance upon compensating strengths in approving those loans for guarantee, purchase or commitment was based principally upon the ability of the borrowers to cover their total debt obligations, rather than the adequacy of the income derived from the mortgaged property to cover the obligation on the loan.

In the case of a seasoned loan, Farmer Mac considers sustained historical performance to be a reliable alternative indicator of a borrower’s ability to pay the loan according to its terms.  A seasoned loan generally will be deemed an eligible loan if:

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

These and other due diligence procedures are performed utilizing methods that give due regard to the size, age, leverage and nature of the collateral for the loans.

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

Collateral Valuations (Appraisals and Evaluations).  Farmer Mac’s collateral valuation standards for newly originated loans purchased or placed under a Farmer Mac I Guaranteed Security or LTSPC require, among other things, that a current valuation be performed, or has been performed within the preceding 12 months, independently of the credit decision-making process and, for appraisals, conform to the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board.

Farmer Mac’s collateral valuation standards require that the valuation function be conducted or administered by an individual meeting specific qualification and competence criteria who:

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

Farmer Mac’s collateral valuation standards require uniform reporting of reliable and credible opinions of the market value based on analyses of comparable property sales, including consideration of the property’s income producing capacity and, if relevant thereto, the market’s response to the cost of improvements, as well as information regarding market trends.  For seasoned loans, Farmer Mac obtains collateral valuation updates as considered necessary in its assessment of collateral risk determined in the due diligence process.  If a current or updated collateral valuation is required for a seasoned loan, the collateral valuation standards described above would apply.

Sellers

As of December 31, 2007, Farmer Mac had 224 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies.  The increase in the number of approved Farmer Mac I loan sellers from 177 as of December 31, 2006 is principally the result of Farmer Mac’s marketing efforts related to the Corporation’s alliance with the American Bankers Association, as well as seller training seminars Farmer Mac conducts in key regional locations and through the internet.  In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers facilitate indirect participation by other lenders in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac.  As of December 31, 2007, approximately 250 lenders were participating in those networks.  As of December 31, 2007, more than 500 lenders were participating, directly or indirectly, in one or both of the Farmer Mac I or Farmer Mac II programs.

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

For each of the years ended December 31, 2007 and 2006, Farmer Mac sold Farmer Mac I Guaranteed Securities in the amounts of $1.3 million and $4.0 million, respectively, to related parties.  In 2007 and 2006, Farmer Mac recognized no gain or loss on any sale of Farmer Mac Guaranteed Securities.  In addition to the Farmer Mac I Guaranteed Securities it sold in those years, in the years ended December 31, 2007 and 2006, Farmer Mac guaranteed AgVantage securities supported by obligations of MetLife backed by eligible loans in the amounts of $1.0 billion and $1.5 billion, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

Farmer Mac I Transactions

During the year ended December 31, 2007, Farmer Mac purchased or placed under guarantee or LTSPC $2.1 billion of loans under the Farmer Mac I program.  As of December 31, 2007, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs totaled $7.6 billion.  The 1996 Act revised Farmer Mac’s statutory charter to eliminate the requirement of a first-loss subordinated interest in Farmer Mac I Guaranteed Securities.  As of December 31, 2007, $3.2 million of Farmer Mac I Guaranteed Securities issued prior to the 1996 Act remained outstanding.

The following table summarizes loans purchased or newly placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)

Loans and Guaranteed Securities	$1,127,709	$1,598,673	$110,056
LTSPCs	970,789	1,139,699	461,441
Total	$2,098,498	$2,738,372	$571,497

The following table presents the outstanding balances of Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2007	2006	2005
	(in thousands)

Post-1996 Act:
Loans and Guaranteed Securities	$5,645,023	$4,338,698	$2,094,410
LTSPCs *	1,948,941	1,969,734	2,329,798
Pre-1996 Act	3,174	5,057	13,046
Total Farmer Mac I program	$7,597,138	$6,313,489	$4,437,254

*	During 2007 and 2006, sellers converted $681.7 million and $1.0 billion, respectively, of pre-existing LTSPCs into Farmer Mac I Guaranteed Securities in the form of swap transactions.

Funding of Guarantee and Purchase Commitment Obligations

The principal sources of funding for the payment of Farmer Mac’s obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuances.  Farmer Mac satisfies its guarantee and purchase commitment obligations by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans.  Ultimate losses arising from Farmer Mac’s guarantees and commitments are reflected in the Corporation’s charge-offs against its allowance for losses and gains and losses on the sale of real estate owned.  During 2007, Farmer Mac’s net charge-offs were $0.5 million, compared to $0.7 million during 2006.

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

•
USDA-guaranteed portions are exempted from the credit underwriting, collateral valuation, documentation and other standards that other loans must meet to be eligible for Farmer Mac programs, and are exempted from any diversification and internal credit enhancement that may be required of pools of other loans eligible for Farmer Mac programs; and

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

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program.  As of December 31, 2007, there were 151 active sellers in the Farmer Mac II program, consisting mostly of community and regional banks, compared to 181 sellers as of December 31, 2006, for a decrease of 30 active sellers.  In the aggregate, more than 500 sellers were participating either directly or indirectly in one or both of the Farmer Mac I or Farmer Mac II programs during 2007.

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

Farmer Mac II Transactions

During the years ended December 31, 2007, 2006 and 2005, Farmer Mac issued $210.0 million, 234.7 million and $200.2 million, respectively, of Farmer Mac II Guaranteed Securities.  As of December 31, 2007, 2006 and 2005, $946.6 million, $925.8 million and $835.7 million, respectively, of Farmer Mac II Guaranteed Securities were outstanding.  See Note 5 and Note 12 to the consolidated financial statements.  The following table presents Farmer Mac II Guaranteed Securities issued for each of the years indicated:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)

Purchased and retained	$204,931	$234,684	$199,843
Purchased and sold	5,109	-	-
Swaps (issued to third parties)	-	-	325
Total	$210,040	$234,684	$200,168

The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:

	Outstanding Balance of
	Farmer Mac II Guaranteed Securities
	as of December 31,
	2007	2006	2005
	(in thousands)

On-balance sheet	$921,802	$892,667	$796,224
Off-balance sheet	24,815	33,132	39,508
Total	$946,617	$925,799	$835,732

As of December 31, 2007, Farmer Mac had experienced no credit losses on any of its Farmer Mac II Guaranteed Securities.  As of December 31, 2007, Farmer Mac had outstanding $0.4 million of principal and interest advances on Farmer Mac II Guaranteed Securities, compared to $0.1 million as of December 31, 2006 and $0.4 million as of December 31, 2005.

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

For more information about Farmer Mac’s outstanding investments and indebtedness, see Note 4, Note 7, and Note 15 to the consolidated financial statements.

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

As of December 31, 2007, 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, 8,363,580 shares of Class C non-voting common stock and 700,000 shares of 6.40 percent non-voting cumulative preferred stock, Series A were outstanding.  Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock.  Farmer Mac has no present intention to issue any additional shares of common stock, except pursuant to programs in which members of the board of directors may purchase Class C non-voting common stock, or employees, members of management or the board of directors may exercise options to purchase Class C non-voting common stock as part of their compensation arrangements.

The following table presents the dividends declared on the common stock during and subsequent to 2007:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 5, 2007	$0.10	January 1, 2007	March 31, 2007	March 30, 2007
April 5, 2007	0.10	April 1, 2007	June 30, 2007	June 29, 2007
August 2, 2007	0.10	July 1, 2007	September 30, 2007	September 28, 2007
October 4, 2007	0.10	October 1, 2007	December 31, 2007	December 31, 2007
February 7, 2008	0.10	January 1, 2008	March 31, 2008	*

*  The dividend declared on February 7, 2008 is scheduled to be paid on March 31, 2008.

Farmer Mac’s ability to declare and pay common stock dividends could be restricted if it were to fail to comply with its regulatory capital requirements.  See Note 9 to the consolidated financial statements and “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.”

The cumulative preferred stock, Series A has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends.  The preferred stock does not have a maturity date.  Beginning on June 30, 2012, Farmer Mac has the option to redeem the preferred stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date.  The costs of issuing the preferred stock were charged to additional paid-in capital.  Farmer Mac pays cumulative dividends on the preferred stock quarterly in arrears, when and if declared by the board of directors.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.  The following table presents the dividends declared on the preferred stock during and subsequent to 2007:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 5, 2007	$0.80	January 1, 2007	March 31, 2007	April 2, 2007
April 5, 2007	0.80	April 1, 2007	June 30, 2007	July 2, 2007
August 2, 2007	0.80	July 1, 2007	September 30, 2007	October 1, 2007
October 4, 2007	0.80	October 1, 2007	December 31, 2007	December 31, 2007
February 7, 2008	0.80	January 1, 2008	March 31, 2008	*

*  The dividend declared on February 7, 2008 is scheduled to be paid on March 31, 2008.

During fourth quarter 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C non-voting common stock.  The aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares during first quarter 2007, thereby terminating the program according to its terms.  At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  Repurchases under that program commenced in accordance with its terms upon termination of the previous program.  During 2007 and 2006, Farmer Mac repurchased 1,086,541 shares and 796,450 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $26.61 and $26.82 per share, respectively, pursuant to both of the Corporation’s previously announced stock repurchase programs.  These 2007 and 2006 repurchases reduced the Corporation’s stockholders’ equity by approximately $29.0 million and $22.0 million, respectively.  The aggregate number of shares purchased by Farmer Mac under the stock repurchase program announced in 2007 reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.

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

Capital Standards

General.  The Act, as amended by the 1996 Act, establishes three capital standards for Farmer Mac:

•
Minimum capital – Farmer Mac’s minimum capital level is an amount of core capital equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of Farmer Mac’s aggregate off-balance sheet obligations, specifically including:

o	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
o	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
o	other off-balance sheet obligations of Farmer Mac.
•	Critical capital – Farmer Mac’s critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
•
Risk-based capital – The Act directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.  While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac, if so indicated by the risk-based capital stress test.

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

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk.  On September 13, 2007, FCA published a proposed rule that, if adopted as proposed, would amend the FCA regulation governing the risk-based capital stress test applicable to Farmer Mac.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.”

As of December 31, 2007, Farmer Mac’s minimum and critical capital requirements were $186.0 million and $93.0 million, respectively, and its actual core capital level was $226.4 million, $40.4 million above the minimum capital requirement and $133.4 million above the critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2007 was $42.8 million and Farmer Mac’s regulatory capital of $230.3 million exceeded that amount by approximately $187.5 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” for a presentation of Farmer Mac’s current regulatory capital position.

Enforcement levels.  The Act directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards.  As of December 31, 2007, Farmer Mac was classified as within level I—the highest compliance level.

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

•
protracted adverse weather, animal and plant disease outbreaks, costs of agricultural production inputs for farmers and ranchers, availability and cost of agricultural workers, market or other conditions affecting particular geographic regions or particular agricultural commodities or products related to agricultural mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs; and

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

Continued growth in Farmer Mac’s business may be constrained by conditions that limit the need for agricultural lenders to obtain the benefits of Farmer Mac’s programs, including, but not limited to:

•	high levels of available capital and liquidity of agricultural lenders;
•	the availability of alternative sources of funding, lending capacity and credit enhancement for agricultural lenders;
•	downturns in the agricultural economy that could reduce growth rates and the need for capital in the agricultural mortgage market;
•	increased competition in the secondary market for agricultural mortgage loans;
•	reduced growth rates in the agricultural mortgage market, due largely to the strong liquidity of many farmers and ranchers;
•	reduced capital requirements for the FCS, which lessen the demand for LTSPCs;
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

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed Securities, which are backed by qualified agricultural real estate mortgage loans.  As a result of its guarantee, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans.  Farmer Mac also issues LTSPCs for pools of qualified loans that commit Farmer Mac to purchase certain loans under enumerated circumstances on one or more undetermined future dates.

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

Farmer Mac is exposed to credit risk and interest rate risk that could materially and adversely affect its financial condition and future earnings.

The primary types of risk in the conduct of Farmer Mac’s business are:

•	credit risk associated with the agricultural mortgage loans that Farmer Mac purchases or commits to purchase or that back Farmer Mac Guaranteed Securities;
•	interest rate risk on all program, mission-related and non-program assets held on balance sheet, that results principally from:
o	potential changes in the relationship between the interest rates paid by the Corporation on its liabilities and the yields it receives on investments of like maturity or reset term; or
o	potential timing differences between the maturities or interest rate resets of the assets and the liabilities used to fund the acquisition and carry of the assets;
•	credit risk associated with Farmer Mac’s business relationships with other institutions, such as counterparties to swap and other hedging arrangements; and
•	risks as to the creditworthiness of the issuers of AgVantage securities and the Corporation’s non-program investments.

Any of these risks could materially and adversely affect Farmer Mac’s financial condition and future earnings.  For additional discussion about the Corporation’s risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management” in Item 7 of this Annual Report on Form 10-K.

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Properties

Farmer Mac currently occupies its principal offices, which are located at 1133 Twenty-First Street, N.W., Washington, D.C. 20036, under the terms of a lease that expires on November 30, 2011 and covers approximately 13,500 square feet of office space.  Farmer Mac also maintains an office located at 1517 North Ankeny Boulevard, Ankeny, Iowa 50021, under the terms of a lease that expires on November 14, 2010 and covers approximately 1,358 square feet of office space.  Farmer Mac’s offices are suitable and adequate for its current and currently anticipated needs.

Item 3.            Legal Proceedings

Farmer Mac is not a party to any material pending legal proceedings.

Item 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Farmer Mac’s security holders during fourth quarter 2007.

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
	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)

2008
First quarter (through March 1, 2008)	$20.15	$16.50	$29.21	$24.04

2007
Fourth quarter	25.38	15.79	34.78	24.44
Third quarter	25.15	17.54	35.81	25.02
Second quarter	25.70	19.55	35.73	27.00
First quarter	20.00	17.95	28.25	24.49

2006
Fourth quarter	19.50	17.20	28.41	24.90
Third quarter	19.30	17.55	28.19	25.68
Second quarter	19.90	16.95	29.65	25.05
First quarter	21.95	18.60	31.06	27.53

Performance Graph.  The following graph compares the performance of Farmer Mac’s Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the “NYSE Comp”) and the Standard & Poor’s 500 Diversified Financials Index (the “S&P Div Fin”) over the period from December 31, 2002 to December 31, 2007.  The graph assumes that $100 was invested on December 31, 2002 in each of:  Farmer Mac’s Class A voting common stock; Farmer Mac’s Class C non-voting common Stock; the NYSE Comp; and the S&P Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.

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

As of March 1, 2008, Farmer Mac estimates that there were 1,235 registered owners of the Class A voting common stock, 94 registered owners of the Class B voting common stock and 1,153 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of the Corporation’s common stock are the same, and dividends may be paid on common stock only when, as and if declared by Farmer Mac’s board of directors in its sole discretion.  Since fourth quarter 2004, Farmer Mac has paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock pursuant to a policy adopted by the Corporation’s board of directors.  On February 7, 2008, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s common stock payable on March 31, 2008.  Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could also be restricted if it were to fail to comply with regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.”

Information about securities authorized for issuance under Farmer Mac’s equity compensation plans appears under “Equity Compensation Plans” in the Corporation’s definitive proxy statement to be filed on or about April 23, 2008.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States and its common stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act.  On October 3, 2007, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 727 shares of its Class C non-voting common stock, at an issue price of $29.36 per share, to the seven directors who elected to receive such stock in lieu of their cash retainers.  Also on October 3, 2007, Farmer Mac granted options under its 1997 Incentive Plan to purchase an aggregate of 24,000 shares of Class C non-voting common stock, at an exercise price of $32.77 per share, to seven non-officer employees as incentive compensation.

(b)   Not applicable.

(c)    As shown in the table below, Farmer Mac repurchased 524,259 shares of its Class C non-voting common stock during fourth quarter 2007 at an average price of $26.51 per share.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities
Period	Total Number of Class C Shares Purchased	Average Price Paid per Class C Share	Total Number of Class C Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Class C Shares that May Yet Be Purchased Under the Program

October 1, 2007 - October 31, 2007	-	$-	-	555,950
November 1, 2007 - November 30, 2007	237,102	26.89	237,102	318,848
December 1, 2007 - December 31, 2007	287,157	26.20	287,157	31,691
Total	524,259	26.51	524,259	31,691

*
On February 5, 2007, Farmer Mac announced the establishment of a program to repurchase up to one million shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The aggregate number of shares purchased by Farmer Mac under this new stock repurchase program reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.

Item 6.            Selected Financial Data

	As of December 31,
Summary of Financial Condition:	2007	2006	2005	2004	2003
	(dollars in thousands)
Cash and cash equivalents	$101,445	$877,714	$458,852	$430,504	$623,674
Investment securities	2,624,366	1,830,904	1,621,941	1,056,143	1,064,782
Farmer Mac Guaranteed Securities	1,298,823	1,330,418	1,330,976	1,376,847	1,508,134
Loans, net	766,219	775,421	799,516	882,874	982,446
Total assets	4,977,613	4,953,673	4,341,445	3,847,410	4,299,670
Notes payable:
Due within one year	3,829,698	3,298,097	2,587,704	2,620,172	2,799,384
Due after one year	744,649	1,296,691	1,406,527	864,412	1,138,892
Total liabilities	4,754,020	4,705,184	4,095,416	3,612,176	4,089,178
Stockholders' equity	223,593	248,489	246,029	235,234	210,492

Selected Financial Ratios:
Return on average assets	0.09%	0.64%	1.15%	0.96%	0.92%
Return on average common equity	2.20%	14.03%	22.87%	20.76%	24.16%
Average equity to assets	4.75%	5.32%	5.88%	5.47%	4.61%

	For the Year Ended December 31,
Summary of Operations:	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Interest Income:
Net interest income after recovery/ (provision) for loan losses	$44,668	$40,686	$50,689	$65,763	$72,278

Non-interest (loss)/income:
Guarantee and commitment fees	25,232	21,815	19,554	20,977	20,685
(Losses)/gains on financial derivatives and trading assets	(40,274)	1,617	11,537	(14,687)	(17,653)
Gains on sale of available-for-sale investment securities	288	1,150	-	200	-
Gain on sale of Farmer Mac Guaranteed Securities	-	-	-	367	-
Gain on the repurchase of debt	-	-	116	-	-
Gains on the sale of real estate owned	130	809	34	523	178
Representation and warranty claims income	-	718	79	2,816	-
Other income	1,411	1,001	1,872	1,295	812
Non-interest (loss)/income	(13,213)	27,110	33,192	11,491	4,022

Non-interest expense	24,877	23,094	11,518	16,263	15,182
Income before income taxes	6,578	44,702	72,363	60,991	61,118
Income tax (benefit)/expense	(83)	12,689	23,091	19,751	19,847
Net income	6,661	32,013	49,272	41,240	41,271
Preferred stock dividends	(2,240)	(2,240)	(2,240)	(2,240)	(2,240)
Net income available to common stockholders	$4,421	$29,773	$47,032	$39,000	$39,031

Allowance for Losses Activity:
(Recovery)/provision for losses	$(142)	$(3,408)	$(8,777)	$(412)	$7,285
Net charge-offs/(recoveries)	526	690	(329)	4,540	5,243
Ending balance	3,887	4,555	8,653	17,101	22,053

Earnings Per Common Share and Dividends:
Basic earnings per common share	$0.43	$2.74	$4.14	$3.24	$3.32
Diluted earnings per common share	$0.42	$2.68	$4.09	$3.20	$3.24
Common stock dividends per common share	$0.40	$0.40	$0.40	$0.10	$-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information as of and for each of the years ended December 31, 2007, 2006 and 2005 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac’s consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2007, 2006 and 2005.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to Farmer Mac’s future financial results, business prospects and business developments.  Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” “should” and similar phrases.  The following discussion and analysis includes forward-looking statements addressing Farmer Mac’s:

•	prospects for earnings;
•	prospects for growth in loan purchase, guarantee, securitization and LTSPC volume;
•	trends in net interest income;
•	trends in portfolio credit quality and provisions for losses;
•	trends in expenses;
•	trends in non-program investments;
•	changes in capital position; and
•	other business and financial matters.

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and uncertainties regarding:

•	lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
•	increases in general and administrative expenses attributable to growth of the business and regulatory environment, including the hiring of additional personnel with expertise in key functional areas;
•	the rate and direction of development of the secondary market for agricultural mortgage loans;
•	the general rate of growth in agricultural mortgage indebtedness;
•	borrower preferences for fixed-rate agricultural mortgage indebtedness;
•	legislative or regulatory developments that could affect Farmer Mac;
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities; and

•	developments in the financial markets, including possible reaction to events involving GSEs other than Farmer Mac.

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

Critical Accounting Policy and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policy that is both important to the portrayal of Farmer Mac’s financial condition and results of operations and requires complex, subjective judgments is the accounting policy for the allowance for losses.  Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

•	an “Allowance for loan losses” on loans held;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned”; and
•
an allowance for losses on loans underlying Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) and long-term standby purchase commitments (“LTSPCs”), which is included in the balance sheet under “Reserve for losses.”

Farmer Mac’s provision for losses is presented in two components on the consolidated statement of operations:

•	a “Provision for loan losses,” which represents losses on Farmer Mac’s loans held; and
•	a “Provision for losses,” which represents losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned.

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

Farmer Mac maintains an allowance for losses to cover estimated losses on loans held, real estate owned and loans underlying LTSPCs and post-1996 Act Farmer Mac I Guaranteed Securities in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors, including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio;
•	historical charge-off and recovery activities of the portfolio; and
•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, in accordance with SFAS 5 and SFAS 114.

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

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act (“Pre-1996 Act Farmer Mac I Guaranteed Securities”), AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which had been expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $3.2 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of December 31, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2007, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Further information regarding the allowance for losses is included in “—Risk Management—Credit Risk - Loans.”

Results of Operations

Overview.  Net income available to common stockholders for 2007 was $4.4 million or $0.42 per diluted common share, compared to $29.8 million or $2.68 per diluted common share in 2006 and $47.0 million or $4.09 per diluted common share in 2005.  The primary reasons for the decline in net income from 2006 to 2007 were losses on financial derivatives, attributable to the significant decline in interest rates during the latter half of 2007, partially offset by increases in net interest income and guarantee and commitment fees.  The primary reasons for the decline in net income from 2005 to 2006 were reduced gains on financial derivatives and reduced recoveries for losses.  These items are described in greater detail below.

The cumulative effects of Farmer Mac’s stock repurchases of 1,086,541, 796,450, 800,202 and 299,248 shares during 2007, 2006, 2005 and 2004, respectively, on diluted earnings per share for 2007, 2006 and 2005 were increases of $0.09, $0.39 and $0.36, respectively.

During the latter half of 2007, interest rate and credit spread volatility in the capital markets increased, with correspondingly greater fluctuations in the market values of fixed income securities and mortgage-backed securities in particular.  Throughout that period and through the date of this report, Farmer Mac had ready access to the capital markets and regularly issued discount notes and medium-term notes at favorable rates.  Farmer Mac’s short-term funding spreads below the corresponding London Interbank Offered Rate, or LIBOR, improved significantly.  Consequently, Farmer Mac’s effective net interest yield on program assets and short-term and floating rate investments was significantly higher than the effective net interest yields it earned on such assets and investments in previous quarters.  It is uncertain how long those favorable funding spreads to LIBOR will continue, and at what levels; therefore, no assurance can be given as to how long Farmer Mac will continue to earn these higher effective net interest yields. The improvements in the effective net interest yield are offset by losses attributable to declines in fair value of financial derivatives.  Also during third and fourth quarters of  2007, widening of credit market spreads caused declines in the fair value of many corporate securities in Farmer Mac’s investment portfolio, resulting in increased unrealized losses, some of which may be realized in the future if those securities are not held to maturity or do not otherwise recover in value.

During 2007, Farmer Mac’s program volume totaled $2.3 billion, compared to 2006 volume of $3.0 billion.  Farmer Mac’s outstanding program volume as of December 31, 2007 was $8.5 billion, compared to $7.2 billion as of December 31, 2006.  For 2007, Farmer Mac’s new business volume included the:

•	addition of $970.8 million of Farmer Mac I eligible loans under LTSPCs;
•	purchase of $127.7 million of newly originated Farmer Mac I eligible loans;
•	guarantee of $1.0 billion of AgVantage securities; and
•	purchase of $210.0 million of Farmer Mac II USDA-guaranteed portions.

In addition to its program volume during 2007, Farmer Mac purchased, as mission-related non-program investments consistent with parameters approved by FCA, $405.4 million of mortgage-backed securities representing beneficial ownership interests in distribution cooperative mortgage loans made by the National Rural Utilities Cooperative Finance Corporation (“Nat Rural”) to its rural electric cooperative members.  These transactions improve Nat Rural’s pricing to its members and advance Farmer Mac’s role in financing rural America.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the continued upward trends in agricultural land values and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate level of allowance for losses as of December 31, 2007 was $3.9 million.  This resulted in the release of approximately $0.1 million from the allowance for losses during 2007, compared to the release of $3.4 million and $8.8 million from the allowance for losses in 2006 and 2005, respectively.  As of December 31, 2007, the allowance for losses of $3.9 million was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $4.6 million and 10 basis points as of December 31, 2006.  For further discussion of the change in the allowance for losses and provision for losses, see “—Risk Management—Credit Risk - Loans.”

As of December 31, 2007, Farmer Mac’s 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after enactment of the 1996 Act that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $10.6 million, representing 0.21 percent of the principal balance of the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $19.7 million (0.41 percent) as of December 31, 2006 and $25.5 million (0.58 percent) as of December 31, 2005.

The following table presents Farmer Mac’s non-performing assets, which represent the aggregate of 90-day delinquencies, loans performing in bankruptcy and real estate owned.

	As of December 31,
	2007	2006
	(in thousands)
90-day delinquencies (including loans in foreclosure and loans restructured after delinquency)	$10,584	$19,655
Loans performing in bankruptcy	20,750	17,480
Real estate owned	590	2,097
Non-performing assets	$31,924	$39,232

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding
	Post-1996 Act
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2007	$5,063,164	$31,924	0.63%	$21,340	$10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%

(1) Excludes loans underlying AgVantage securities.

Farmer Mac recorded $0.5 million in net charge-offs in 2007, compared with $0.7 million in net charge-offs in 2006 and $0.3 million in net recoveries in 2005.  Additionally, Farmer Mac recorded gains on the sale of real estate owned of $0.1 million, $0.8 million and $34,000 in 2007, 2006 and 2005, respectively.

As of December 31, 2007, approximately $1.4 billion (27 percent) of Farmer Mac’s portfolio of post-1996 Act Farmer Mac I loans and loans underlying LTSPCs and Farmer Mac Guaranteed Securities were in their peak default years (approximately years three through five after origination), compared to $1.5 billion (31 percent) as of December 31, 2006 and $1.3 billion (29 percent) as of December 31, 2005.  Notwithstanding the recent historical trends in delinquency rates and the overall agricultural economy during 2007, the level of 90-day delinquencies could increase and higher charge-offs could follow.

Outlook for 2008.  USDA’s most recent publications (as available on USDA’s website as of March 1, 2008) forecast:

•	2008 net cash farm income to be $96.6 billion, an increase of $9 billion over 2007 estimates, and a 42 percent premium over the 10-year average $68 billion.
•	2008 net farm income to be $92.3 billion, an increase of $3.6 billion over 2007 estimates, and a sizable increase ($31 billion) over the 10-year average of $61.1 billion.

•
Total direct U.S. government payments to be $13.4 billion in 2008, up from $12 billion in 2007, but still 20 percent below the 5-year average.  Direct payment rates are fixed in legislation and are not affected by the level of program crop prices.

•	Countercyclical payments to decrease to $0.93 billion in 2008 from $1.2 billion in 2007.
•	Marketing loan benefits, which include loan deficiency payments, marketing loan gains, and certificate exchange gains, to drop to $8 million in 2008 from $80 million in 2007.
•	The value of U.S. farm real estate to increase 14.9 percent in 2008 to $2.2 trillion from the current projection of $1.9 trillion for 2007.
•	The amount of farm real estate debt to increase by 2.8 percent in 2008 to $120.8 billion, compared to the current projection of $117.5 billion in 2007.

The USDA forecasts referenced above relate to U.S. agriculture generally, but should collectively be favorable for Farmer Mac’s financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate strong borrower cash flows, and increased farm real estate values in most U.S. agricultural regions.

Much of Farmer Mac’s recent business volume has been a product of the Corporation’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions.  As a result of those efforts, during 2007 Farmer Mac:

•	guaranteed $1.0 billion principal amount of securities supported by a 10-year general obligation of MetLife backed by eligible loans in an AgVantage transaction; and
•	issued standby purchase commitments aggregating $970.8 million in LTSPC transactions with several counterparties.

In addition, Farmer Mac purchased $210.0 million of guaranteed portions of USDA-guaranteed loans.  These transactions and other Farmer Mac I program volume brought new business volume in 2007 to $2.3 billion, and total volume outstanding in both Farmer Mac programs to $8.5 billion as of December 31, 2007, a new record.

Farmer Mac had significant new business volume during 2007, however, its future business with agricultural mortgage lenders may be constrained by:

•	high levels of available capital and liquidity of agricultural lenders;
•	changes in the capital, liquidity or funding needs of major business partners;
•	alternative sources of funding, lending capacity and credit enhancement for agricultural lenders; and
•	increased competition in the secondary market for agricultural mortgage loans.

Continued growth in volume and improvements in earnings will require significant new business pursuant to Farmer Mac’s strategy of diversifying its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions.  With particular respect to changes in the capital, liquidity or funding needs of major business partners, the off-balance sheet AgVantage transactions to date may have filled the capacity of current customers for that product and it is uncertain whether the needs of prospective new customers will sustain the recent level of business growth in that product.  With particular respect to alternative sources of lending capacity and credit enhancement for agricultural lenders, significant amortization of existing LTSPC and securitization volume is expected over the next several years and it is uncertain whether that volume will be replaced in light of those alternatives, and even more uncertain whether any replacement volume will be done at the favorable profit levels of the amortizing volume.

Looking ahead, Farmer Mac sees opportunities for increased business volume and income growth as a result of the Corporation’s product development and marketing efforts.  Farmer Mac’s marketing initiatives, which continue to generate business opportunities for 2008 and, it believes, beyond, include:

•	expanded use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage portfolios;
•	agribusiness and rural development loans associated with agriculture, in fulfillment of Farmer Mac’s Congressional mission;
•	new structures for LTSPC transactions, including risk sharing provisions; and
•
an ongoing alliance with the American Bankers Association (“ABA”), renewed for a three-year term on October 29, 2007, under which Farmer Mac facilitates access and offers improved pricing to ABA member institutions and the ABA promotes member participation in Farmer Mac programs.

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

Farmer Mac believes important new business opportunities would result from expansion of its statutory guarantee authorities.  In that regard:

•
on July 27, 2007, the United States House of Representatives passed its version of a 2007 Farm Bill (H.R. 2419) that would expand Farmer Mac’s charter to authorize the Corporation to purchase and guarantee securities backed by rural utilities (electric and telephone) loans made by cooperative lenders, particularly Nat Rural and institutions of the Farm Credit System; and

•	on December 14, 2007, the United States Senate passed the “Food and Energy Security Act,” which contains an expansion of authority for Farmer Mac similar to that in H.R. 2419.

A conference committee has not yet met to reconcile the differences between the two bills.  At this time, no assurance can be given that either the House or Senate legislation will be enacted into law or, if enacted, that it will result in significant additional business volume for Farmer Mac.

A detailed presentation of Farmer Mac’s financial results for the years ended December 31, 2007, 2006 and 2005 follows.

Net Interest Income.  Net interest income was $44.5 million for 2007, $38.3 million for 2006 and $50.6 million for 2005.  The net interest yield was 85 basis points for the year ended December 31, 2007, compared to 85 basis points for the year ended December 31, 2006 and 131 basis points for the year ended December 31, 2005.

As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives and trading assets.  This classification had no effect on the net interest yield for the year ended December 31, 2007 and resulted in increases in the net interest yield of 7 basis points and 43 basis points, respectively, for the years ended December 31, 2006 and 2005.

Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date.  The effect of SFAS 140 was a reclassification of approximately $3.3 million (6 basis points) of guarantee fee income as interest income for the year ended December 31, 2007, compared to $3.4 million (8 basis points) for the year ended December 31, 2006 and $3.7 million (10 basis points) for the year ended December 31, 2005.

The net interest yields for the years ended December 31, 2007, 2006 and 2005 included the benefits of yield maintenance payments of 7 basis points, 9 basis points and 12 basis points, respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and amounts of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.  For the years ended December 31, 2007, 2006 and 2005, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $2.5 million or $0.24 per diluted share, $2.5 million or $0.23 per diluted share and $3.1 million or $0.27 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2007, 2006 and 2005.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  Net interest income and the yield will also fluctuate due to the uncertainty of the timing and amounts of yield maintenance payments.  The average rate earned on cash and investments reflects higher short-term market interest rates in 2007 compared to 2006 and 2005, and the short-term or floating rate nature of most investments acquired and outstanding during 2007.  The higher average rate on loans and Farmer Mac Guaranteed Securities reflects the reset of adjustable-rate mortgages to higher rates and the acquisition of new higher-yielding loans compared to rates on loans that have matured.  The higher average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The upward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at higher market rates during 2007.

	2007			2006			2005
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:

Cash and investments	$3,195,475	$174,196	5.45%	$2,474,900	$128,199	5.18%	$1,753,735	$70,414	4.02%
Loans and Farmer Mac Guaranteed Securities	2,020,290	123,562	6.12%	2,055,657	121,723	5.92%	2,120,508	122,158	5.76%
Total interest-earning assets	5,215,765	297,758	5.71%	4,530,557	249,922	5.52%	3,874,243	192,572	4.97%

Funding:
Notes payable due within one year	3,493,047	176,786	5.06%	2,731,245	134,084	4.91%	1,925,348	62,137	3.23%
Notes payable due after one year (1)	1,521,738	76,519	5.03%	1,583,592	77,548	4.90%	1,745,478	79,800	4.57%
Total interest-bearing liabilities	5,014,785	253,305	5.05%	4,314,837	211,632	4.90%	3,670,826	141,937	3.87%
Net non-interest-bearing funding	200,980	-	0.00%	215,720	-	0.00%	203,417	-	0.00%
Total funding	$5,215,765	253,305	4.86%	$4,530,557	211,632	4.67%	$3,874,243	141,937	3.66%
Net interest income/yield		$44,453	0.85%		$38,290	0.85%		$50,635	1.31%

(1) Includes current portion of long-term notes.

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

	2007 vs. 2006			2006 vs. 2005
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$7,014	$38,983	$45,997	$24,548	$33,237	$57,785
Loans and Farmer Mac Guaranteed Securities	3,957	(2,118)	1,839	3,356	(3,791)	(435)
Total	10,971	36,865	47,836	27,904	29,446	57,350
Expense from interest-bearing liabilities	6,477	35,196	41,673	42,153	27,542	69,695
Change in net interest income	$4,494	$1,669	$6,163	$(14,249)	$1,904	$(12,345)

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $25.2 million for 2007, compared to $21.8 million for 2006 and $19.6 million for 2005.  Notwithstanding reductions in average guarantee and commitment fee rates – as a result of the Corporation’s previously-referenced successful marketing focus on large program transactions that emphasize high asset quality – the amounts of these fees have risen with increases in the average balance of outstanding guarantees and LTSPCs.  For 2007, 2006 and 2005, the effects of SFAS 140 classified guarantee fees received of $3.3 million, $3.4 million and $3.7 million, respectively, as interest income, although management considers that amount to have been earned in consideration for the assumption of credit risk.  That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk.  When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk.  The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold.

Gains and Losses on Financial Derivatives and Trading Assets.  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income.  As discussed in Note 6 to the consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives.  The net effect of gains and losses on financial derivatives and trading assets recorded in Farmer Mac’s consolidated statements of operations was a net loss of $40.3 million for 2007 and a net gain of $1.6 million and $11.5 million for 2006 and 2005, respectively.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business, and does not use financial derivatives transactions for trading or speculative purposes.  The Corporation applies fair value accounting to its financial derivatives transactions pursuant to SFAS 133; it does not apply hedge accounting to those derivatives.  Changes in the fair value of financial derivatives caused by changes in interest rates are recognized immediately in earnings, notwithstanding that they offset substantially changes in the value of the hedged items.  Therefore, factors unrelated to the performance of the Corporation’s business may cause the Corporation’s GAAP earnings to be more volatile than – and even counter-directional to – the underlying economics of its business operations.

Gains on Sale of Available-for-Sale Investment Securities.  During 2007 and 2006, Farmer Mac recognized realized gains of $0.3 million and $1.2 million, respectively, from the sale of securities from its available-for-sale portfolio.  During 2005, Farmer Mac did not realize any gains from the sale of securities from its available-for-sale portfolio.

Representation and Warranty Claims Income.  During 2006 and 2005, Farmer Mac recovered approximately $0.7 million and $0.1 million, respectively, from sellers (one of which was Zions First National Bank, a related party, as described in Note 3 to the consolidated financial statements) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac.  Farmer Mac had previously charged off these amounts as losses on the associated loans.  Because these payments are received from sellers rather than borrowers, such recoveries are reported as income and are not reflected as recoveries in the net losses charged against the allowance for losses.  Farmer Mac did not have any such recoveries for breaches of representations and warranties during 2007.

Other Income.  Other income was $1.4 million, $1.0 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The increase in 2007 and 2005 compared to 2006 was the result of a higher level of late fees received in 2007 and 2005 and increased income on recovered loan valuations recorded in 2007.

Expenses. Compensation and employee benefits were $14.2 million, $11.9 million and $8.2 million for 2007, 2006 and 2005, respectively.  Those amounts reflect the recordation of stock option expense of $3.7 million and $2.4 million in 2007 and 2006, respectively, resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), effective January 1, 2006.  No such expense was recorded in 2005.  That upward trend also reflects a higher level of incentive compensation paid in 2007. General and administrative expenses, including legal, independent audit, and consulting fees, were $8.5 million, $9.8 million and $9.7 million for 2007, 2006 and 2005, respectively.  Farmer Mac expects all of the above-mentioned expenses to continue at approximately the same levels as 2007 through 2008.

Regulatory fees were $2.2 million, $2.3 million and $2.3 million for 2007, 2006 and 2005, respectively.  FCA has advised Farmer Mac that its estimated assessment for 2008 is $2.1 million.  The regulatory assessments from FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2007, 2006 and 2005 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred.  These revisions have resulted in both additional assessments and refunds in the past.

Income Tax (Benefit)/Expense.  Income tax (benefit)/expense totaled $(0.1) million in 2007, compared to $12.7 million in 2006 and $23.1 million in 2005.  Farmer Mac’s effective tax rates for 2007, 2006 and 2005 were approximately -1.3 percent, 28.4 percent and 31.9 percent, respectively.  Farmer Mac’s negative tax rate for 2007 was a result of a portion of Farmer Mac’s dividend income on investment securities being non-taxable.  During 2007, the effect of that non-taxable dividend income exceeded Farmer Mac’s tax expense at its statutory tax rate.  For more information about income taxes, see Note 10 to the consolidated financial statements.

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
•
Farmer Mac exchanges Farmer Mac Guaranteed Securities for eligible loans or USDA-guaranteed portions in swap transactions.  Farmer Mac Guaranteed Securities exchanged for USDA-guaranteed portions are part of the Farmer Mac II program; Farmer Mac Guaranteed Securities exchanged for any other eligible loans are part of the Farmer Mac I program.

•
Farmer Mac purchases and guarantees mortgage-backed bonds collateralized by eligible mortgage loans, which are referred to as AgVantage securities, a category of Farmer Mac Guaranteed Securities and part of the Farmer Mac I program.

During 2007, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities and LTSPCs totaled $2.3 billion, a decrease from 2006 volume of $3.0 billion.  That decrease was attributable to a decrease of $471.0 million in Farmer Mac I loan and Guaranteed Securities volume, a decrease of $168.9 million in LTSPC volume, and a decrease of $24.6 million in Farmer Mac II volume, compared to 2006 volume levels.  Farmer Mac does not believe that this decrease represents a trend in the Corporation’s business volume but, rather, is indicative of normal fluctuations in its business.  During 2006, the volume of loans purchased or placed under Farmer Mac Guaranteed Securities and LTSPCs totaled $3.0 billion, an increase from 2005 volume of $771.7 million.  That increase was attributable to an increase of $1.5 billion in Farmer Mac I loan and Guaranteed Securities volume, an increase of $0.7 million in LTSPC volume, and an increase of $34.5 million in Farmer Mac II volume, compared to 2005 volume levels.  The following table sets forth information regarding the volume of loans purchased or placed under Farmer Mac Guaranteed Securities or LTSPCs for the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Farmer Mac I:
Loans and Guaranteed Securities	$1,127,709	$1,598,673	$110,056
LTSPCs	970,789	1,139,699	461,441
Farmer Mac II	210,040	234,684	200,168
Total	$2,308,538	$2,973,056	$771,665

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

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and sells Farmer Mac I Guaranteed Securities backed by those loans.  Farmer Mac’s decision to retain loans it purchases is based on analysis of the underlying funding costs and resulting net interest income achievable over the lives of the loans.  The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased and retained (excluding the purchases of defaulted loans) during both 2007 and 2006 was less than one year. Of those loans, 72 percent and 71 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 17.3 and 16.9 years, respectively.

During 2007, 2006 and 2005, Farmer Mac securitized loans it purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $1.3 million, $4.0 million and $53.3 million, respectively.  Of those securitization transactions, $46.7 million were sold to Zions First National Bank in 2005 and $1.3 million, $4.0 million and $6.6 million of such securities were sold to AgStar Financial Services, ACA in 2007, 2006 and 2005, respectively.  Both Zions First National Bank and AgStar Financial Services, ACA are related parties with respect to Farmer Mac.  During 2007 and 2006, Farmer Mac issued $681.7 million and $1.0 billion, respectively, of Farmer Mac I Guaranteed Securities in the form of swap transactions, of which $400.2 million and $470.2 million, respectively, were issued to related parties.  Those related party transactions consisted of a $400.2 million swap transaction with AgStar Financial Services, ACA during 2007 and a $341.2 million swap transaction with AgStar Financial Services, ACA and a $129.0 million swap transaction with Sacramento Valley Farm Credit, ACA during 2006.  All of the swap transactions resulted from the participants’ exercise of a conversion feature incorporated in all existing LTSPCs.  See Note 3 to the consolidated financial statements for more information about related party transactions.

The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

Farmer Mac I Guaranteed Securities Activity
	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)

Loans securitized and sold as Farmer Mac I Guaranteed Securities	$1,324	$3,994	$53,315
AgVantage securities	1,000,000	1,500,000	-
Swap transactions	681,732	1,034,860	-
Total Farmer Mac Guaranteed Securities Issuances	$1,683,056	$2,538,854	$53,315

           The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities increased 18.0 percent to $8.5 billion as of December 31, 2007 from $7.2 billion as of December 31, 2006.  The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs

	As of December 31,
	2007	2006	2005
	(in thousands)
Farmer Mac I:
Post-1996 Act:
Loans and Guaranteed Securities	$5,645,023	$4,338,698	$2,094,410
LTSPCs	1,948,941	1,969,734	2,329,798
Pre-1996 Act	3,174	5,057	13,046
Farmer Mac II	946,617	925,799	835,732
Total	$8,543,755	$7,239,288	$5,272,986

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

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$127,709	$98,673	$110,056
Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	1,562	707	2,191
Defaulted loans purchased underlying LTSPCs	1,033	7,449	1,237
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	1,316	1,467	7,483

The purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac’s obligations as guarantor and under its contractual commitments, respectively.  Farmer Mac may, in its sole discretion, purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC.  With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their fair values during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2007, 2006 and 2005 was 8 years, 7 years and 6 years, respectively.

For information regarding sellers in the Farmer Mac I and Farmer Mac II programs, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Farmer Mac II—United States Department of Agriculture Guaranteed Loan Programs.”

Related Party Transactions.  In 2007, 2006 and 2005, Farmer Mac conducted business with entities that are related parties as a result of either a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity or the entity being the holder of at least 10 percent of a class of voting common stock.  These transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party.  For more information about related party transactions, see Note 3 to the consolidated financial statements.

Balance Sheet Review

Assets.  Total assets as of December 31, 2007 compared to December 31, 2006 were unchanged at $5.0 billion.  On-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) decreased $40.8 million during 2007 to a total of $2.1 billion.  Farmer Mac’s non-program assets increased $64.7 million to $2.9 billion as of December 31, 2007.

The following table presents Farmer Mac’s on-balance sheet program assets based on the frequency that their interest rates reset.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2007	2006
	(in thousands)

Fixed rate (10-yr. wtd. avg. term)	$962,320	$891,429
5- to 10-year ARMs and resets	750,472	761,754
1-Month to 3-Year ARMs	352,250	452,656
Total held in portfolio	$2,065,042	$2,105,839

Liabilities.  Total liabilities increased to $4.8 billion as of December 31, 2007 from $4.7 billion as of December 31, 2006.  The increase in liabilities was due primarily to (1) an overall increase in financial derivatives liability due to the decline in fair value resulting from changes in interest rates and (2) an increase in Farmer Mac’s guarantee and commitment obligation resulting from an increase in the level of outstanding Farmer Mac Guaranteed Securities and LTSPCs.  For more information about Farmer Mac’s funding and interest rate risk practices and how financial derivatives are used, see “—Risk Management—Interest Rate Risk.”  For more information about Farmer Mac’s reserve for losses, see “—Risk Management—Credit Risk - Loans.”

Capital.  As of December 31, 2007, stockholders’ equity totaled $223.6 million, compared to $248.5 million as of December 31, 2006.  The decrease was primarily due to $8.1 million of after-tax unrealized losses on investment securities and Farmer Mac Guaranteed Securities classified as available-for-sale, the $29.0 million repurchase of Class C non-voting common stock, and the payment of preferred and common stock dividends in the amounts of $2.2 million and $4.1 million, respectively.  These reductions to capital were partially offset by $6.7 million of net income earned during 2007 and $7.8 million in capital additions resulting from the exercise of stock options.  Farmer Mac’s return on average common equity was 2.2 percent for 2007, compared to 14.0 percent for 2006 and 22.9 percent for 2005.

Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test.  As of December 31, 2007, Farmer Mac’s core capital totaled $226.4 million and exceeded its statutory minimum capital requirement of $186.0 million by $40.4 million.  As of December 31, 2006, Farmer Mac’s core capital totaled $243.5 million and exceeded its statutory minimum capital requirement of $174.5 million by $69.0 million.  As of December 31, 2007, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $42.8 million.  Farmer Mac’s regulatory capital of $230.3 million exceeded that amount by approximately $187.5 million.  Accumulated other comprehensive (loss)/income is not a component of Farmer Mac’s core capital or regulatory capital.  For further information, see “—Liquidity and Capital Resources—Capital Requirements.”

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

As of December 31, 2007 and 2006, outstanding off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs totaled $6.5 billion and $5.2 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2007 and 2006:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2007	2006
	(in thousands)
Farmer Mac I Post-1996 Act obligations:
Farmer Mac I Guaranteed Securities	$4,518,300	$3,149,895
LTSPCs	1,948,941	1,969,734
Total Farmer Mac I Post-1996 Act obligations	6,467,241	5,119,629
Farmer Mac II Guaranteed Securities	24,815	33,132

Total off-balance sheet Farmer Mac I and II	$6,492,056	$5,152,761

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of December 31, 2007, 43 percent of the total outstanding balance of retained Farmer Mac I loans and Guaranteed Securities had yield maintenance provisions and 6 percent had other forms of prepayment protection (together covering 78 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in 2007, 10 percent had yield maintenance or another form of prepayment protection (including 15 percent of all loans with fixed interest rates).  As of December 31, 2007, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 27 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in 2007, 4 percent contained various forms of prepayment penalties.

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

Farmer Mac’s $101.4 million of cash and cash equivalents as of December 31, 2007 matures within three months and is match-funded with discount notes having similar maturities.  As of December 31, 2007, $1.5 billion of the $2.6 billion of investment securities (57.7 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  See Note 4 to the consolidated financial statements for more information on investment securities.  These investments are funded using:

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its Market Value of Equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of December 31, 2007 and December 31, 2006 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	As of December 31,
Scenario	2007	2006

+ 300 bp	-10.6%	-7.9%
+ 200 bp	-6.3%	-4.7%
+ 100 bp	-2.5%	-1.9%
- 100 bp	-0.1%	0.0%
- 200 bp	-1.4%	-1.1%
- 300 bp	-3.4%	-2.1%

As measured by this MVE analysis, Farmer Mac’s long-term interest rate sensitivity remained at relatively low levels despite the significant change in the yield curve that occurred during the year.  As of December 31, 2007, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 0.7 months, compared to plus 0.7 months as of December 31, 2006.  Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable.

As of December 31, 2007, a uniform or parallel increase of 100 basis points would have increased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 1.0 percent, while a parallel decrease of 100 basis points would have decreased NII by 2.2 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of December 31, 2007, both MVE and NII showed less sensitivity to non-parallel shocks than to the parallel shocks.  Farmer Mac believes that the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

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

As of December 31, 2007, Farmer Mac had $2.7 billion combined notional amount of interest rate swaps, with terms ranging from one to fifteen years, of which $1.4 billion were floating-to-fixed interest rate swaps, $0.2 billion were basis swaps and $1.1 billion were fixed-to-floating interest rate swaps.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of December 31, 2007, Farmer Mac had uncollateralized net exposures of $3.3 million to one counterparty.

Credit Risk – Loans.  Farmer Mac’s primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages in conjunction with a deficiency in the value of the collateral relative to the amount outstanding on the mortgage and the costs of liquidation.  Farmer Mac is exposed to credit risk on:

•	loans it holds;
•	loans underlying Farmer Mac Guaranteed Securities; and
•	loans underlying LTSPCs.

Loans held or loans underlying Farmer Mac Guaranteed Securities or LTSPCs can be divided into four groups:

•	loans held;
•	loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities;
•	loans underlying post-1996 Act Farmer Mac I Guaranteed Securities or LTSPCs; and
•	USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities.

For loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities, ten percent first-loss subordinated interests mitigate Farmer Mac’s credit risk exposure.  Before Farmer Mac incurs a credit loss, full recourse must first be taken against the subordinated interest.  The 1996 Act eliminated the subordinated interest requirement.  As a result, Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.  Farmer Mac’s credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes it has little or no credit risk exposure to loans underlying pre-1996 Act Farmer Mac I Guaranteed Securities because of the subordinated interests, or to USDA-guaranteed portions because of the USDA guarantee.  The outstanding principal balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities are summarized in the following table.

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs

	As of December 31,
	2007	2006	2005
	(in thousands)
Farmer Mac I:
Post-1996 Act:
Loans and Guaranteed Securities	$5,645,023	$4,338,698	$2,094,410
LTSPCs	1,948,941	1,969,734	2,329,798
Pre-1996 Act	3,174	5,057	13,046
Farmer Mac II	946,617	925,799	835,732
Total	$8,543,755	$7,239,288	$5,272,986

Farmer Mac conducts guarantee fee adequacy analyses, using stress-test models developed internally and with the assistance of outside experts.  These analyses have taken into account the diverse and dissimilar characteristics of the various asset categories for which Farmer Mac manages its risk exposures, and have evolved as the mix and character of assets under management has shifted with growth in the business and the addition of new asset categories.  Based on current information, Farmer Mac believes that the guarantee fees charged for various products provide adequate compensation for the credit risk that it assumes.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties that result in economic losses to the Corporation.  Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans.  Detailed information regarding Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers.”

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, in accordance with SFAS 5 and SFAS 114.  For accepting the credit risk on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively.  For loans held, Farmer Mac receives interest income that includes a component that correlates to its guarantee fee, which Farmer Mac views as compensation for assuming credit risk.

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which had been expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $3.2 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of December 31, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2007, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

•	an “Allowance for loan losses” on loans held;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned,”; and
•	an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under “Reserve for losses.”

Farmer Mac’s provision for losses is presented in two components on the consolidated statement of operations:

•	a “Provision for loan losses,” which represents losses on Farmer Mac’s loans held; and
•	a “Provision for losses,” which represents losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs and real estate owned.

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

Farmer Mac also analyzes impaired assets in its portfolio for impairment under SFAS 114.  Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan – and real estate owned);

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

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, in accordance with SFAS 5 and SFAS 114.

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for each year in the five-year period ended December 31, 2007:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2003	$2,662	$592	$16,757	$20,011

Provision/(recovery) for losses	6,524	1,230	(469)	7,285
Charge-offs	(3,220)	(1,814)	(440)	(5,474)
Recoveries	1	230	-	231

Balance as of December 31, 2003	$5,967	$238	$15,848	$22,053

Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Charge-offs	(3,326)	(1,375)	(4)	(4,705)
Recoveries	165	-	-	165

Balance as of December 31, 2004	$4,395	$-	$12,706	$17,101

Provision/(recovery) for losses	(3,335)	206	(859)	(3,988)
Charge-offs	(105)	(206)	-	(311)
Recoveries	640	-	-	640
Change in accounting estimate	3,281	-	(8,070)	(4,789)

Balance as of December 31, 2005	$4,876	$-	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365

Balance as of December 31, 2006	$1,945	$-	$2,610	$4,555

Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(60)	(100)	(386)	(546)
Recoveries	20	-	-	20

Balance as of December 31, 2007	$1,690	$-	$2,197	$3,887

Farmer Mac released $0.1 million from the allowance for losses during 2007, compared to a release of $3.4 million in 2006.  During 2007, Farmer Mac charged off $0.5 million in losses against the allowance for losses and had $20,000 in recoveries.  During 2006, Farmer Mac charged off $1.0 million in losses against the allowance for losses and had $0.4 million in recoveries.  The charge-offs for 2007 and 2006 did not include any amounts related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities.

As of December 31, 2007, Farmer Mac’s allowance for losses totaled $3.9 million, or 8 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $4.6 million (10 basis points) as of December 31, 2006.  The year-to-year decrease in this ratio is a result of the overall improved credit quality of the Farmer Mac portfolio and the strong U.S. agricultural economy.

The credit issues that have arisen in the housing and consumer sectors of the economy have not, to date, affected the agricultural economy in general or Farmer Mac’s guarantee portfolio in particular, as demonstrated by the continued historically low levels of 90-day delinquencies and non-performing assets.  As of December 31, 2007, Farmer Mac’s 90-day delinquencies totaled $10.6 million and represented 0.21 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $19.7 million (0.41 percent) as of December 31, 2006.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.  As of December 31, 2007, loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs that were 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy (including loans performing under either their original loan terms or a court-approved bankruptcy plan) and real estate owned (“post-1996 Act non-performing assets”) totaled $31.9 million and represented 0.63 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, compared to $39.2 million (0.82 percent) as of December 31, 2006.  Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding
	Post-1996 Act
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2007	$5,063,164	$31,924	0.63%	$21,340	$10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%
September 30, 2005	4,273,268	64,186	1.50%	23,602	40,584	0.95%
June 30, 2005	4,360,670	60,696	1.39%	23,925	36,771	0.85%
March 31, 2005	4,433,087	70,349	1.59%	24,561	45,788	1.04%
December 31, 2004	4,642,208	50,636	1.09%	25,353	25,283	0.55%

(1) Excludes loans underlying AgVantage securities.

As of December 31, 2007, approximately $1.4 billion (27 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.5 billion (31 percent) as of December 31, 2006.

As of December 31, 2007, Farmer Mac individually analyzed $10.7 million of its $36.6 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $25.9 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $10.7 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances for under-collateralized assets as of December 31, 2007.  Farmer Mac’s non-specific or general allowances were $3.9 million as of December 31, 2007.

Loans in the Farmer Mac I program are all first mortgage agricultural real estate loans.  Accordingly, Farmer Mac’s exposure on a loan is limited to the difference between the total of the accrued interest, advances and the principal balance of a loan and the value of the property.  Measurement of that excess or shortfall is the best predictor and determinant of loss, compared to other measures that evaluate the efficiency of a particular farm operator.  Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator’s business and farming skills.  Original LTVs (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment) are one of many factors Farmer Mac considers in evaluating loss severity.  Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts and regional economic and agricultural conditions.

LTVs depend upon the market value of a property, as determined in accordance with Farmer Mac’s collateral valuation standards.  As of December 31, 2007, the weighted-average original LTV for loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs was 50 percent, and the weighted-average original LTV for all post-1996 Act non-performing assets was 58 percent.  The following table summarizes the post-1996 Act non-performing assets by original LTV:

Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio as of December 31, 2007
(dollars in thousands)
	Post-1996 Act
	Non-performing
Original LTV Ratio	Assets	Percentage
0.00% to 40.00%	$1,225	4%
40.01% to 50.00%	5,374	17%
50.01% to 60.00%	15,456	48%
60.01% to 70.00%	9,254	29%
70.01% to 80.00%	547	2%
80.01% +	68	0%
Total	$31,924	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, post-1996 Act non-performing assets as of December 31, 2007 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets
	Distribution of		Post-
	Outstanding	Outstanding	1996 Act
	Loans,	Loans,	Non-	Non-
	Guarantees and	Guarantees and	performing	performing
	LTSPCs	LTSPCs (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	11%	$573,863	$7,108	1.24%
1997	4%	219,883	5,028	2.29%
1998	7%	364,798	5,256	1.44%
1999	8%	410,851	6,131	1.49%
2000	4%	217,835	3,322	1.53%
2001	8%	408,100	2,787	0.68%
2002	10%	494,446	236	0.05%
2003	10%	503,485	206	0.04%
2004	7%	369,211	-	0.00%
2005	11%	551,456	155	0.03%
2006	12%	565,678	1,695	0.30%
2007	8%	383,558	-	0.00%

Total	100%	$5,063,164	$31,924	0.63%

By geographic region (3):
Northwest	16%	$824,054	$23,419	2.84%
Southwest	39%	1,975,118	3,440	0.17%
Mid-North	22%	1,112,281	1,411	0.13%
Mid-South	11%	561,930	1,979	0.35%
Northeast	8%	398,335	895	0.22%
Southeast	4%	191,446	780	0.41%

Total	100%	$5,063,164	$31,924	0.63%

By commodity/collateral type:
Crops	41%	$2,084,819	$14,264	0.68%
Permanent plantings	20%	993,893	13,761	1.38%
Livestock	26%	1,328,874	2,808	0.21%
Part-time farm/rural housing	7%	368,585	1,091	0.30%
Ag storage and processing (including ethanol facilities)	5%	245,753	-	0.00%
Other	1%	41,240	-	0.00%

Total	100%	$5,063,164	$31,924	0.63%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of December 31, 2007, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Post-1996 Act Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs

	Cumulative
	Original Loans,		Cumulative	Cumulative
	Guarantees		Net Credit	Loss
	and LTSPCs (1)		Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,432,978		$1,589	0.05%
1997	758,090		2,493	0.33%
1998	1,129,609		3,895	0.34%
1999	1,149,387		1,291	0.11%
2000	741,208		2,285	0.31%
2001	1,078,714		701	0.06%
2002	1,069,510		-	0.00%
2003	881,863		-	0.00%
2004	603,977		-	0.00%
2005	727,964		10	0.00%
2006	697,007		-	0.00%
2007	460,785		-	0.00%

Total	$12,731,092		$12,264	0.10%

By geographic region (2):
Northwest	$2,368,504		$6,896	0.29%
Southwest	5,151,050		4,784	0.09%
Mid-North	2,182,291		18	0.00%
Mid-South	1,061,102		336	0.03%
Northeast	1,083,036		1	0.00%
Southeast	885,109		229	0.03%

Total	$12,731,092		$12,264	0.10%

By commodity/collateral type:
Crops	$5,160,783		$11	0.00%
Permanent plantings	2,880,501		9,359	0.32%
Livestock	3,229,556		2,676	0.08%
Part-time farm/rural housing	904,525		218	0.02%
Ag storage and processing (including ethanol facilities)	416,861	(3)	-	0.00%
Other	138,866		-	0.00%

Total	$12,731,092		$12,264	0.10%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of December 31, 2007, approximately$53.8 million of the loans were not yet disbursed by the lender.

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

Analysis of portfolio performance by commodity distribution indicates that losses and collateral deficiencies have been and are expected to remain less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat and corn) and more prevalent in those that do not receive such support.  This analysis is consistent with corresponding commodity analyses, which indicates that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings.  Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends.  Further, as adverse economic conditions persist for a particular commodity that requires a long-term improvement on the land, such as permanent plantings, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized.  Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac’s ability to meet the financing needs of all commodity groups.

Analysis of portfolio performance by geographic distribution indicates that, while commodities are the primary determinant of exposure to loss, within most commodity groups certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, result in more successful farms within the commodity group.  Likewise, certain geographic areas offer better growing conditions than others and, consequently, result in more versatile and more successful farms within a given commodity group – and the ability to switch crops among commodity groups.

Farmer Mac’s methodologies for pricing its guarantee and commitment fees, managing credit risks and providing adequate allowances for losses consider all of the foregoing factors and information.

Credit Risk – Institutional.  Farmer Mac is also exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities and other investments held or guaranteed by Farmer Mac;
•	sellers and servicers; and
•	interest rate swap contract counterparties.

AgVantage securities are general obligations of the AgVantage issuers and are secured by collateral in an amount ranging from 103 percent to 150 percent of the bond amount.  In addition to requiring collateral, Farmer Mac mitigates credit risk related to AgVantage securities by evaluating and monitoring the financial condition of the issuers of the AgVantage securities.  Outstanding AgVantage on-balance sheet securities totaled $30.8 million as of December 31, 2007 and $23.5 million as of December 31, 2006.  In addition, outstanding Farmer Mac-guaranteed AgVantage off-balance sheet securities totaled $2.5 billion as of December 31, 2007 and $1.5 billion as of December 31, 2006.

Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac’s standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac’s approval of sellers, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers.”  Credit risk related to interest rate swap contracts is discussed in “—Risk Management—Interest Rate Risk” and Note 6 to the consolidated financial statements.

Credit Risk – Other Investments.  The credit risk inherent in other investments held by Farmer Mac is mitigated by FCA regulations and Farmer Mac’s policies of investing in highly-rated instruments and establishing concentration limits, which reduce exposure to any one counterparty.  Farmer Mac’s policies limit the Corporation’s total credit exposure, including uncollateralized credit exposure resulting from financial derivatives, to a single entity by limiting the dollar amount of investments with each individual entity to the greater of 25 percent of Farmer Mac’s regulatory capital or $25.0 million (as of December 31, 2007, Farmer Mac’s regulatory capital was $230.3 million).  That limitation excludes exposure to agencies of the U.S. government, GSEs and diversified investment funds.  Farmer Mac’s policies also require each investment or issuer of an investment to be highly rated by a nationally recognized statistical rating organization (“NRSRO”), with limited exceptions where a rating of the investment or issuer is not required by applicable FCA regulations such as investments in obligations of the United States or GSEs, or mission-related investments approved by FCA.  Investments in mortgage securities and asset-backed securities are required to be rated in the highest NRSRO rating category.  Investments in money market instruments, municipal securities and corporate debt securities are required to be rated in one of the two highest NRSRO rating categories, except that corporate debt securities with maturities of three years or less are required to be rated in one of the three highest NRSRO rating categories.  On a limited basis, the Farmer Mac Board and FCA may permit temporary exceptions to one or more of these investment criteria. As of December 31, 2007, Farmer Mac had cash and cash equivalents and investments in commercial paper, certificates of deposit, mortgage-backed securities, corporate debt securities, including financial institutions, and asset-backed securities issued by 26 entities totaling $1.8 billion.

Liquidity and Capital Resources

Farmer Mac has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future and, in accordance with Farmer Mac's commitment to FCA, has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  During 2007, Farmer Mac maintained an average of greater than 90 days of liquidity.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.6 billion was outstanding as of December 31, 2007), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

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

During 2007, the Corporation continued its strategy of using its non-program investment portfolio (referred to as Farmer Mac’s liquidity portfolio) to facilitate increasing its ongoing presence in the capital markets.  To meet investor demand for daily presence in the capital markets, Farmer Mac issues discount notes in maturities principally ranging from one day to approximately ninety days and invests the proceeds not needed for program asset purchases in highly-rated securities.  Investments are predominantly short-term money market securities with maturities closely matched to the discount note maturities and floating-rate securities with reset terms of less than one year and closely matched to the maturity of the discount notes.  The positive spread earned from these investments enhances the net interest income Farmer Mac earns, thereby improving the net yields at which Farmer Mac can purchase mortgages from lenders who may pass that benefit to farmers, ranchers and rural homeowners through the Farmer Mac programs.  In compliance with regulations issued by FCA in 2005, including dollar amount, issuer concentration and credit quality limitations, Farmer Mac’s current policies authorize non-program investments in:

•	obligations of the United States;
•	obligations of GSEs;
•	municipal securities;
•	international and multilateral development bank obligations;
•	money market instruments;
•	diversified investment funds;
•	asset-backed securities;
•	corporate debt securities; and
•	mortgage securities.

As of December 31, 2007, Farmer Mac’s portfolio of non-program investments consisted of: $101.4 million of cash and cash equivalents; $747.1 million of securities issued or guaranteed by GSEs or the U.S. Government and its agencies; $66.3 million of commercial paper; $181.9 million of commercial bank certificates of deposit; $161.6 million of asset-backed securities (principally backed by Government guaranteed student loans); and $543.3 million of corporate debt securities, including financial institutions.  In addition, Farmer Mac held $924.1 million of mission-related investments authorized by FCA.  Farmer Mac did not hold any investments in mortgage-backed securities backed by sub-prime residential mortgages or commercial mortgages.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.  Farmer Mac held $131.5 million of ARCs as of December 31, 2007 and $231.6 million as of March 1, 2008.  From mid-February through mid-March 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time and there may be no efficient mechanism for selling these securities in the near term.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds.  Farmer Mac does not believe the ARCs held are impaired or that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called during 2008.

The following table presents Farmer Mac’s five largest investments as of December 31, 2007:

		Security
		Credit
Investment	Issuer	Rating	Amount
(in thousands)
Corporate Debt	Nat Rural [1]	A1	$500,000	[2]
Mortgage-Backed Securities	Nat Rural [1]	not rated	401,309	[2]
GSE Preferred Stock	CoBank, ACB [3]	A	88,500	[2]
GSE Preferred Stock	AgFirst Farm Credit Bank [3]	A	88,035	[2]
GSE Subordinated Debt	CoBank, ACB [3]	A	70,000	[2]

[1]	Nat Rural investment is part of a mission-related program approved by the Farm Credit Administration.
[2]	Investment balance does not include premiums paid or unrealized gains or losses on the securities.
[3]	CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government- sponsored enterprise.

As a result of Farmer Mac’s status as a federally chartered instrumentality of the United States and its regular issuance of discount notes and medium-term notes, Farmer Mac has had ready access to the capital markets at favorable rates.  Farmer Mac’s access to capital markets funding has remained strong despite recent market volatility.  Farmer Mac has also used floating-to-fixed interest rate swaps, combined with discount note issuances, as a source of fixed-rate funding.  While the interest rate swap market may provide favorable fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the rates on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its floating-to-fixed interest rate swaps and other LIBOR-based floating rate assets.

Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  During 2007, Farmer Mac maintained an average of greater than 90 days of liquidity.

Farmer Mac holds cash and equivalents (including commercial paper and other short-term money market instruments) and investment securities, all of which can be drawn upon for liquidity needs.  As of December 31, 2007, Farmer Mac’s cash and cash equivalents and investment securities were $101.4 million and $2.6 billion, respectively.

The principal sources of funding for Farmer Mac’s obligations under its guarantees and LTSPCs are:

•	the ongoing fees received on its guarantees and commitments;
•	net interest income received on loans, investments and Farmer Mac Guaranteed Securities; and
•	the proceeds of debt issuance.

Capital Requirements.  The Act establishes three capital standards for Farmer Mac—minimum, critical and risk-based.  The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount.  The Act does not specify the required level of risk-based capital.  It directs FCA to establish a risk-based capital test for Farmer Mac, using specified stress-test parameters.  For a discussion of risk-based capital, see “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—General.”

Certain enforcement powers are given to FCA depending upon Farmer Mac’s compliance with the capital standards.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels.”  As of December 31, 2007 and 2006, Farmer Mac was classified as within “level I” (the highest compliance level).  The following table sets forth Farmer Mac’s minimum capital requirement as of December 31, 2007 and 2006.

	December 31, 2007			December 31, 2006
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets as defined for determining statutory minimum capital	$4,979,147	2.75%	$136,927	$4,935,181	2.75%	$135,717
Outstanding balance of Farmer Mac Guaranteed Securities held by others and LTSPCs	6,492,056	0.75%	48,690	5,152,761	0.75%	38,646
Derivative and hedging obligations	55,273	0.75%	415	23,474	0.75%	176

Minimum capital level			186,032			174,539
Actual core capital			226,386			243,533

Capital surplus			$40,354			$68,994

Based on the statutory minimum capital requirements, Farmer Mac’s current capital surplus would support additional guarantee growth in amounts ranging from $1.5 billion of on-balance sheet guarantees to more than $5.4 billion of off-balance sheet guarantees and commitments.  Furthermore, Farmer Mac could sell $2.7 billion of on-balance sheet non-program assets (cash and cash equivalents and investment securities) and $2.1 billion of on-balance sheet program assets in order to support further increases of on- and off-balance sheet program guarantees and commitments.  Any transactions would be evaluated for compliance with risk-based capital requirements and to optimize Farmer Mac’s return on equity and capital flexibility.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2007 was $42.8 million and Farmer Mac’s regulatory capital of $230.3 million exceeded that amount by approximately $187.5 million.  See “—Regulatory Matters” for a discussion of the pro forma effect of a recent proposed change to the risk-based capital requirement.

Contractual Obligations, Contingent Liabilities and Off-Balance Sheet Arrangements.  The following table presents the amount and timing of Farmer Mac’s known fixed and determinable contractual obligations by payment date as of December 31, 2007.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)
Discount notes (1)	$2,224,391	$-	$-	$-	$2,224,391
Medium-term notes (1)	1,619,000	409,000	144,275	192,000	2,364,275
Interest payments on fixed-rate medium-term notes	105,348	63,921	35,250	29,637	234,156
Interest payments on floating-rate medium-term notes (2)	-	-	-	-	-
Operating lease obligations (3)	674	1,344	594	-	2,612
Purchase obligations (4)	487	136	2	-	625

(1)
Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts.  For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

(2)
Calculated using the effective interest rates as of December 31, 2007.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(3)
Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac’s minimum lease payments for office space.

(4)
Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include: (a) amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2007 and therefore do not represent enforceable and legally binding obligations; (b) amounts due under the terms of employment agreements with members of senior management; (c) the Corporation's recorded liability for uncertain tax positions of $0.9 million because it is not known when the liability will be resolved or paid; or (d) payments that are based on a varying outstanding loan volume (such as servicing and bond administration fees), as those payments are not known, fixed and determinable contractual obligations.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2007 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

In conducting its loan purchase activities, Farmer Mac enters into mandatory and optional delivery commitments to purchase agricultural mortgage loans and corresponding optional commitments to deliver Farmer Mac Guaranteed Securities.  As of December 31, 2007 and 2006, Farmer Mac had no optional delivery commitments to purchase loans or deliver Farmer Mac Guaranteed Securities outstanding.  In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy agricultural mortgage loans at an undetermined future date.  The following table presents these significant commitments.

	As of December 31,
	2007	2006
	(in thousands)

LTSPCs	$1,948,941	$1,969,764

Mandatory commitments to purchase loans and USDA-guaranteed portions	16,994	12,463

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

The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2007 and 2006:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2007	2006
	(in thousands)
Farmer Mac I Post-1996 Act obligations:
Farmer Mac I Guaranteed Securities	$4,518,300	$3,149,895
LTSPCs	1,948,941	1,969,734
Total Farmer Mac I Post-1996 Act obligations	6,467,241	5,119,629
Farmer Mac II Guaranteed Securities	24,815	33,132

Total off-balance sheet Farmer Mac I and II	$6,492,056	$5,152,761

See Note 2(c), Note 2(e), Note 5 and Note 12 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Note 2(o) and Note 12 to the consolidated financial statements for more information on LTSPCs.

Regulatory Matters

In the September 13, 2007 issue of the Federal Register, FCA published for public comment a proposed rule that would revise certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  The public comment period for that proposed rule closed October 29, 2007.  Farmer Mac has provided written comments on the proposed rule to FCA.  In its announcement of the proposed rule FCA stated that the purpose of the proposed changes is “to more accurately reflect changes in Farmer Mac’s operations or business practices.”  In the preamble to the proposed rule, FCA noted that had the proposed rule been in effect on March 31, 2007, Farmer Mac’s risk-based capital requirement as of that date would have been approximately $100.1 million, compared to the risk-based capital requirement of approximately $80.8 million under the existing risk-based capital stress test at that time.

Other Matters

New Accounting Standards.

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

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140, for subsequent measurement.  SFAS 156 was effective on January 1, 2007.  Farmer Mac’s adoption of SFAS 156 on January 1, 2007 did not have a material effect on Farmer Mac’s results of operations or financial position.

Farmer Mac adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  As part of the implementation of FIN 48, Farmer Mac evaluated its tax positions for its open tax years, 2003 through 2006, to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns.  As of January 1, 2007, Farmer Mac recorded a liability for uncertain tax positions of $1.5 million with a corresponding $1.5 million increase in deferred tax assets.  As of December 31, 2007, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were reduced to $0.9 million.  Farmer Mac’s policy for recording interest and penalties associated with uncertain tax positions is to record them as a component of income tax expense and the FIN 48 liability.  Under the provisions of FIN 48, Farmer Mac will continue to evaluate its tax positions for potential liabilities related to unrecognized tax benefits at least quarterly, but does not expect any significant changes to its unrecognized tax benefits during the next 12 months.  There are no income tax examinations of Farmer Mac in process.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, and expands disclosures about fair value measurements.  In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements and the effects of certain of the measurements on earnings or changes in net assets.  In February 2008, FASB issued a final FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In addition, the FSP removes certain leasing transactions from the scope of SFAS 157.  The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  Further revisions to the measurement guidance are possible and Farmer Mac is monitoring emerging interpretations and developments.

The principal impact of SFAS 157 to Farmer Mac will be to require expanded disclosures regarding fair value measurements.  SFAS 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Given the nature of Farmer Mac’s assets and liabilities that are recorded at fair value, the financial statements include assets valued at $1.3 billion (25% of total assets) and $1.0 billion (19% of total assets) as of December 31, 2007 and 2006, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values (i.e., Level 3).  Management’s estimates are based on analytical models that project cash flows based on internal and external inputs including transaction terms, yield curves, benchmark data, volatility data, prepayment assumptions and default assumptions.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to make a one-time election to report certain financial instruments at fair value with changes in fair value recorded in earnings as they occur.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.

Farmer Mac adopted the provisions of SFAS 159 on January 1, 2008, and recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities, including $184.7 million of fixed rate GSE preferred stock and $415.8 million of fixed rate mortgage-backed securities, and $429.4 million of held-to-maturity Farmer Mac II Guaranteed Securities.  These assets were selected for the fair value option under SFAS 159 since they were identified as economic offsets to the changes in fair value of the financial derivatives that were used to hedge or fund the related assets.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), which expressed the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings.  SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  SAB 109 revises the SEC’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109 retains the SEC’s views on incorporating net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  SAB 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  SAB 109 is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

In April 2007,  FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”).  This FSP amends FIN 39 to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements.  The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements.  If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  FSP FIN 39-1 is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

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

Under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation under the COSO criteria, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2007 was effective.

Farmer Mac’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, as stated in their report appearing below.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the internal control over financial reporting of the Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Farmer Mac’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Farmer Mac’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of Farmer Mac and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to Farmer Mac’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 17, 2008

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Farmer Mac’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Federal Agricultural Mortgage Corporation and subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, Farmer Mac adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Farmer Mac’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on Farmer Mac’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 17, 2008

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
Assets:
Cash and cash equivalents	$101,445	$877,714
Investment securities (includes securities pledged to counterparties of $7.2 million as of December 31, 2007)	2,624,366	1,830,904
Farmer Mac Guaranteed Securities	1,298,823	1,330,418
Loans held for sale	118,629	71,621
Loans held for investment	649,280	705,745
Allowance for loan losses	(1,690)	(1,945)
Loans held for investment, net	647,590	703,800
Real estate owned	590	2,097
Financial derivatives	2,288	9,218
Interest receivable	91,939	73,545
Guarantee and commitment fees receivable	57,804	40,743
Deferred tax asset, net	30,239	6,886
Prepaid expenses and other assets	3,900	6,727
Total Assets	$4,977,613	$4,953,673

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,829,698	$3,298,097
Due after one year	744,649	1,296,691
Total notes payable	4,574,347	4,594,788

Financial derivatives	55,273	23,474
Accrued interest payable	50,004	36,125
Guarantee and commitment obligation	52,130	35,359
Accounts payable and accrued expenses	20,069	12,828
Reserve for losses	2,197	2,610
Total Liabilities	4,754,020	4,705,184

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,363,580 and 9,075,862 shares issued and outstanding as of December 31, 2007 and 2006, respectively	8,364	9,076
Additional paid-in capital	87,134	85,349
Accumulated other comprehensive (loss)/income	(2,793)	4,956
Retained earnings	94,357	112,577
Total Stockholders' Equity	223,593	248,489

Total Liabilities and Stockholders' Equity	$4,977,613	$4,953,673

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)

Interest income:
Investments and cash equivalents	$174,196	$128,199	$70,414
Farmer Mac Guaranteed Securities	77,797	75,437	73,389
Loans	45,765	46,286	48,769
Total interest income	297,758	249,922	192,572

Total interest expense	253,305	211,632	141,937

Net interest income	44,453	38,290	50,635
Recovery/(provision) for loan losses	215	2,396	54
Net interest income after recovery/(provision) for loan losses	44,668	40,686	50,689

Non-interest (loss)/income:
Guarantee and commitment fees	25,232	21,815	19,554
(Losses)/gains on financial derivatives and trading assets	(40,274)	1,617	11,537
Gains on sale of available-for-sale investment securities	288	1,150	-
Gain on the repurchase of debt	-	-	116
Gains on the sale of real estate owned	130	809	34
Representation and warranty claims income	-	718	79
Other income	1,411	1,001	1,872
Non-interest (loss)/income	(13,213)	27,110	33,192

Non-interest expense:
Compensation and employee benefits	14,161	11,901	8,215
General and administrative	8,508	9,769	9,697
Regulatory fees	2,163	2,313	2,316
Real estate owned operating (income)/costs, net	(28)	123	13
Provision/(recovery) for losses	73	(1,012)	(8,723)
Non-interest expense	24,877	23,094	11,518

Income before income taxes	6,578	44,702	72,363

Income tax (benefit)/expense	(83)	12,689	23,091
Net income	6,661	32,013	49,272
Preferred stock dividends	(2,240)	(2,240)	(2,240)
Net income available to common stockholders	$4,421	$29,773	$47,032

Earnings per common share and dividends:
Basic earnings per common share	$0.43	$2.74	$4.14
Diluted earnings per common share	$0.42	$2.68	$4.09
Common stock dividends per common share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	For Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock:
Balance, beginning of year	700	$35,000	700	$35,000	700	$35,000
Balance, end of year	700	$35,000	700	$35,000	700	$35,000

Common stock:
Balance, beginning of year	10,607	$10,607	11,091	$11,091	11,822	$11,822
Issuance of Class C common stock	2	2	3	3	3	3
Repurchase and retirement of Class C common stock	(1,087)	(1,087)	(815)	(815)	(800)	(800)
Exercise of stock options	373	373	328	328	66	66
Balance, end of year	9,895	$9,895	10,607	$10,607	11,091	$11,091

Additional paid-in capital:
Balance, beginning of year		$85,349		$83,058		$87,777
Stock-based compensation expense		3,681		2,436		-
Issuance of Class C common stock		50		70		57
Repurchase and retirement of Class C common stock		(9,357)		(6,625)		(5,879)
Exercise of stock options		7,411		6,410		1,103
Balance, end of year		$87,134		$85,349		$83,058

Retained earnings:
Balance, beginning of year		$112,577		$101,633		$69,359
Net income		6,661		32,013		49,272
Preferred stock dividends		(2,240)		(2,240)		(2,240)
Common stock dividends		(4,119)		(4,334)		(4,520)
Repurchase and retirement of Class C common stock		(18,522)		(14,495)		(10,238)
Balance, end of year		$94,357		$112,577		$101,633

Accumulated other comprehensive (loss)/income:
Balance, beginning of year		$4,956		$15,247		$31,276
Change in unrealized gain/(loss) on available-for-sale securities, net of tax and reclassification adjustments		(8,122)		(10,835)		(16,722)
Change in unrealized gain/(loss) on financial derivatives, net of tax and reclassification adjustments		373		544		693
Balance, end of year		$(2,793)		$4,956		$15,247

Total Stockholders’ Equity		$223,593		$248,489		$246,029

Comprehensive (loss)/income:
Net income		$6,661		$32,013		$49,272
Changes in accumulated other comprehensive (loss)/ income, net of tax		(7,749)		(10,291)		(16,029)

Comprehensive (loss)/income		$(1,088)		$21,722		$33,243
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$6,661	$32,013	$49,272
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net (accretion)/amortization of premiums and discounts on loans and investments	(2,435)	(2,459)	2,401
Amortization of debt premiums, discounts and issuance costs	130,810	129,390	65,411
Purchases of trading investment securities	(9,090)	-	-
Proceeds from repayment and sale of trading investment securities	5,749	1,776	2,812
Purchases of loans held for sale	(55,059)	(53,108)	(88,375)
Proceeds from repayment of loans held for sale	6,819	8,963	11,641
Net change in fair value of trading securities and financial derivatives	39,045	(6,197)	(25,738)
Amortization of SFAS 133 transition adjustment on financial derivatives	373	544	693
Gains on the sale of available-for-sale securities	(288)	(1,150)	-
Gains on the sale of real estate owned	(130)	(809)	(34)
Total (recovery)/provision for losses	(142)	(3,408)	(8,777)
Deferred income taxes	(17,090)	2,171	12,459
Stock-based compensation expense	3,680	2,436	-
Increase in interest receivable	(18,437)	(6,036)	(9,379)
Increase in guarantee and commitment fees receivable	(17,061)	(18,573)	(2,299)
(Increase)/decrease in other assets	(652)	15,418	(19,087)
Increase in accrued interest payable	13,879	6,875	3,739
Increase/(decrease) in other liabilities	21,052	8,237	(883)
Net cash provided by/(used in) operating activities	107,684	116,083	(6,144)

Cash flows from investing activities:
Purchases of available-for-sale investment securities (1)	(4,201,668)	(3,983,479)	(2,215,207)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(227,229)	(241,323)	(216,436)
Purchases of loans held for investment	(72,650)	(45,565)	(21,681)
Purchases of defaulted loans	(3,911)	(9,623)	(10,911)
Proceeds from repayment of investment securities (2)	3,320,077	3,470,455	1,641,143
Proceeds from repayment of Farmer Mac Guaranteed Securities	246,683	227,008	238,723
Proceeds from repayment of loans held for investment	136,296	120,039	140,761
Proceeds from sale of available-for-sale investment securities	88,563	308,578	-
Proceeds from sale of Farmer Mac Guaranteed Securities	6,434	3,994	53,315
Proceeds from sale of real estate owned	1,537	3,440	3,112
Net cash used in investing activities	(705,868)	(146,476)	(387,181)

Cash flows from financing activities:
Proceeds from issuance of discount notes	119,707,961	90,259,882	49,707,010
Proceeds from issuance of medium-term notes	1,579,000	772,667	825,527
Payments to redeem discount notes	(120,064,662)	(90,278,381)	(49,226,177)
Payments to redeem medium-term notes	(1,373,550)	(283,000)	(862,240)
Tax benefit from tax deductions in excess of compensation cost recognized	616	1,220	-
Proceeds from common stock issuance	7,875	5,376	1,227
Purchases of common stock	(28,966)	(21,935)	(16,914)
Dividends paid on common and preferred stock	(6,359)	(6,574)	(6,760)
Net cash (used in)/provided by financing activities	(178,085)	449,255	421,673
Net (decrease)/increase in cash and cash equivalents	(776,269)	418,862	28,348

Cash and cash equivalents at beginning of period	877,714	458,852	430,504
Cash and cash equivalents at end of period	$101,445	$877,714	$458,852

(1)	Includes purchases of $2.5 billion, $3.1 billion and $1.5 billion related to auction rate certificates for 2007, 2006 and 2005, respectively. See Note 15.

(2)	Includes proceeds, through the normal auction process, of $2.7 billion, $3.0 billion and $1.3 billion related to auction rate certificates for 2007, 2006 and 2005, respectively. See Note 15.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.  As of December 31, 2007, outstanding loans held by Farmer Mac and loans that either back Farmer Mac Guaranteed Securities or are subject to LTSPCs totaled $8.5 billion.

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

Farmer Mac funds its purchases of Farmer Mac Guaranteed Securities, mortgage loans and investments primarily by issuing debt obligations of various maturities.  As of December 31, 2007, Farmer Mac had outstanding $2.2 billion of discount notes and $2.4 billion of medium-term notes.  To the extent the proceeds of the debt issuances exceed Farmer Mac’s need to fund program assets, those proceeds are invested in high quality non-program liquid assets.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, and valuation of Farmer Mac Guaranteed Securities and certain investment securities) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

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

(b)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid during the year for:
Interest	$119,700	$80,211	$74,701
Income taxes	7,809	10,500	10,500
Non-cash activity:
Real estate owned acquired through foreclosure	-	1,384	2,992
Loans acquired and securitized as Farmer Mac Guaranteed Securities	1,324	3,994	53,315
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	681,732	1,034,860	-

(c)	Investments and Farmer Mac Guaranteed Securities

Farmer Mac classifies investments and Farmer Mac Guaranteed Securities that Farmer Mac has the positive intent and ability to hold to maturity as held-to-maturity.  Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts.  Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value.  Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive (loss)/income in stockholders’ equity.  Securities classified as trading securities are reported at their fair value, with unrealized gains and losses included in earnings.  Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.

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

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.  Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or market.  The net unamortized purchase premiums for loans held for investment and loans held for sale as of December 31, 2007 and 2006 were $4.4 million and $5.8 million, respectively.

(e)	Securitization of Loans

Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred.  Farmer Mac transfers agricultural mortgage loans into trusts that are used as vehicles for the securitization of the transferred loans.  The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third party investors.  Farmer Mac may either retain the securities issued by the trusts or sell the securities issued by the trusts to third party investors.  Farmer Mac guarantees the timely payment of principal and interest on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee.  Farmer Mac recognizes guarantee fees on an accrual basis over the terms of the Farmer Mac Guaranteed Securities, which coincide with the terms of the underlying loans.  As such, no guarantee fees are unearned at the end of any reporting period.  Farmer Mac accounts for its Farmer Mac Guaranteed Securities in accordance with provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  In accordance with FIN 45, guarantee fees represent a reduction of the obligation under the guarantee based on amortization using the actual prepayment experience on the underlying loans.  If Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon the loan purchase.

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

Transfers of agricultural mortgage loans into trusts in which Farmer Mac surrenders control over the financial assets and receives compensation other than beneficial interests in the underlying loans are recorded as sales under SFAS 140.  The carrying amount of the assets that are transferred in these transactions is allocated between the assets sold and the interests retained, if any, based on the relative fair values of each at the date of the transfer.  A gain or loss is included in income for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received.  In 2007, 2006 and 2005, Farmer Mac did not realize any gains or losses upon the sale of loans accounted for as sales under SFAS 140.

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

As of December 31, 2007, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held, real estate owned and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s proprietary automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors, including:

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

Farmer Mac also analyzes impaired assets in its portfolio for impairment under SFAS 114.  Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan – and real estate owned);

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

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, in accordance with SFAS 5 and SFAS 114.

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act (“Pre-1996 Act Farmer Mac I Guaranteed Securities”), AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which had been expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $3.2 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of December 31, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2007, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2007, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

(k)	Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options.  The following schedule reconciles basic and diluted earnings per share of common stock (“EPS”) for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007			2006			2005

	Income	Shares	$ per Share	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in thousands, except per share amounts)

Basic EPS
Net income available to common stockholders	$4,421	10,369	$0.43	$29,773	10,868	$2.74	$47,032	11,352	$4.14

Effect of dilutive securities:
Stock options (1)	-	222	(0.01)	-	253	(0.06)	-	149	(0.05)

Diluted EPS	$4,421	10,591	$0.42	$29,773	11,121	$2.68	$47,032	11,501	$4.09

(1)
For the years ended December 31, 2007, 2006 and 2005, stock options of 380,506, 452,506 and 879,857 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate.  Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

(m)	Stock-Based Compensation

Effective January 1, 2006, Farmer Mac adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) using the modified prospective method of transition, which requires (1) the recordation of compensation expense for the non-vested portion of previously issued awards that remain outstanding as of the initial date of adoption and (2) the recordation of compensation expense for any awards issued or modified after December 31, 2005.  Accordingly, prior period amounts have not been retrospectively adjusted for this change.  The adoption resulted in the recognition of $1.4 million and $1.7 million of compensation expense during 2007 and 2006, respectively, related to the non-vested portion of previously issued stock option awards that were outstanding as of December 31, 2005.  Additionally, Farmer Mac recognized $2.2 million and $0.7 million of compensation expense related to stock options awarded subsequent to December 31, 2005, for 2007 and 2006, respectively.  Prior to the adoption of SFAS 123(R), Farmer Mac accounted for its stock-based employee compensation plans under the intrinsic value method of accounting for employee stock options pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended.  Accordingly, no compensation expense was recognized in 2005 for employee stock option plans.  Had Farmer Mac elected to use the fair value method of accounting for employee stock options, net income available to common stockholders and earnings per common share for 2005 would have been reduced to the pro forma amounts indicated in the following table:

2005

Net income available to common stockholders, as reported	$47,032
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(2,132)
Pro forma net income available to common stockholders	$44,900
Earnings per common share:
Basic - as reported	$4.14
Basic - pro forma	3.96

Diluted - as reported	$4.09
Diluted - pro forma	3.90

The underlying assumptions to these fair value calculations are presented in Note 9.

As of December 31, 2007, Farmer Mac had $0.5 million of total unrecognized compensation cost related to stock options outstanding and unvested as of December 31, 2005, which is expected to be recognized in 2008.

(n)   Comprehensive (Loss)/Income

Comprehensive (loss)/income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive (loss)/income for the years ended December 31, 2007, 2006 and 2005:

	For Year Ended December 31,
	2007	2006	2005
	(in thousands)

Net income	$6,661	$32,013	$49,272

Available-for-sale securities, net of tax:
Net unrealized holding losses	(7,935)	(10,087)	(16,722)
Reclassification adjustment for realized gains	(187)	(748)	-
Net change from available-for-sale securities (1)	(8,122)	(10,835)	(16,722)

Financial derivatives, net of tax:
Reclassification for amortization of SFAS 133 transition adjustment (2)	373	544	693

Other comprehensive loss, net of tax	(7,749)	(10,291)	(16,029)

Comprehensive (loss)/income	$(1,088)	$21,722	$33,243

(1)	Unrealized losses on available for sale securities is shown net of income tax benefit of $4.4 million, $5.8 million and $9.0 million in 2007, 2006 and 2005, respectively.
(2)	Amortization of SFAS 133 transition adjustment is shown net of income tax expense of $0.2 million, $0.3 million and $0.4 million in 2007, 2006 and 2005, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive (loss)/income as of December 31, 2007, 2006 and 2005 and changes in the components of accumulated other comprehensive (loss)/income for the years ended December 31, 2007, 2006 and 2005.

	As of December 31,
	2007	2006	2005
	(in thousands)
Available-for-sale securities:
Beginning balance	$5,802	$16,637	$33,359
Net unrealized losses, net of tax	(8,122)	(10,835)	(16,722)
Ending balance	$(2,320)	$5,802	$16,637

Financial derivatives:
Beginning balance	$(846)	$(1,390)	$(2,083)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	373	544	693
Ending balance	$(473)	$(846)	$(1,390)

Accumulated other comprehensive (loss)/income, net of tax	$(2,793)	$4,956	$15,247

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

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140, for subsequent measurement.  SFAS 156 was effective on January 1, 2007.  Farmer Mac’s adoption of SFAS 156 on January 1, 2007 did not have a material effect on Farmer Mac’s results of operations or financial position.

Farmer Mac adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  As part of the implementation of FIN 48, Farmer Mac evaluated its tax positions for its open tax years, 2003 through 2006, to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns.  As of January 1, 2007, Farmer Mac recorded a liability for uncertain tax positions of $1.5 million with a corresponding $1.5 million increase in deferred tax assets.  As of December 31, 2007, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were reduced to $0.9 million.  Farmer Mac’s policy for recording interest and penalties associated with uncertain tax positions is to record them as a component of income tax expense and the FIN 48 liability.  Under the provisions of FIN 48, Farmer Mac will continue to evaluate its tax positions for potential liabilities related to unrecognized tax benefits at least quarterly, but does not expect any significant changes to its unrecognized tax benefits during the next 12 months.  There are no income tax examinations of Farmer Mac in process.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, and expands disclosures about fair value measurements.  In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements and the effects of certain of the measurements on earnings or changes in net assets.  In February 2008, FASB issued a final FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In addition, the FSP removes certain leasing transactions from the scope of SFAS 157.  The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  Further revisions to the measurement guidance are possible and Farmer Mac is monitoring emerging interpretations and developments.  Farmer Mac’s adoption of SFAS 157 on January 1, 2008 is not expected to result in a material difference to its fair value measurements.

The principal impact of SFAS 157 to Farmer Mac will be to require expanded disclosures regarding fair value measurements.  SFAS 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Given the nature of Farmer Mac’s assets and liabilities that are recorded at fair value, the financial statements include assets valued at $1.3 billion (25 percent of total assets) and $1.0 billion (19 percent of total assets) as of December 31, 2007 and 2006, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values (i.e., Level 3).  Management’s estimates are based on analytical models that project cash flows based on internal and external inputs including transaction terms, yield curves, benchmark data, volatility data, prepayment assumptions and default assumptions.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to make a one-time election to report certain financial instruments at fair value with changes in fair value recorded in earnings as they occur.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.

Farmer Mac adopted the provisions of SFAS 159 on January 1, 2008, and recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities, including $184.7 million of fixed rate government-sponsored enterprise (“GSE”) preferred stock and $415.8 million of fixed rate mortgage-backed securities, and $429.4 million of held-to-maturity Farmer Mac II Guaranteed Securities.  These assets were selected for the fair value option under SFAS 159 since they were identified as economic offsets to the changes in fair value of the financial derivatives that were used to hedge or fund the related assets.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), which expressed the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings.  SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  SAB 109 revises the SEC’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109 retains the SEC’s views on incorporating net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  SAB 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  SAB 109 is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

In April 2007,  FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”).  This FSP amends FIN 39 to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements.  The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements.  If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  FSP FIN 39-1 is not expected to have a material effect on Farmer Mac’s results of operations or financial position.

(q)   Reclassifications

Certain reclassifications of prior year information were made to conform to the 2007 presentation.

3.	RELATED PARTY TRANSACTIONS

As provided by Farmer Mac’s statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac’s Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac’s Class B voting common stock.  Farmer Mac’s statutory charter also provides that Class A stockholders elect five members of Farmer Mac’s 15-member board of directors and that Class B stockholders elect five members of the board of directors. Additionally, in order to participate in the Farmer Mac I program, a financial institution must own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution.  As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac’s business.  Although Farmer Mac conducted business during 2007 and 2006 with Farm Credit West, ACA, information about those transactions is not included below because that institution was not a related party during those years.  Likewise, Farmer Mac conducted business during 2006 and 2005 with Farm Credit of Western New York, ACA; however, information about those transactions is not included below because that institution was not a related party during those years.

During 2007, Farmer Mac purchased newly originated and current seasoned eligible loans from 75 entities (the top ten institutions generated 68.8 percent of the purchase volume), placed loans under LTSPCs with 21 entities and conducted Farmer Mac II transactions with 151 entities operating throughout the United States.  During 2006, Farmer Mac purchased newly originated and current seasoned eligible loans from 53 entities (the top ten institutions generated 74.6 percent of the purchase volume), placed loans under LTSPCs with 22 entities and conducted Farmer Mac II transactions with 181 entities operating throughout the United States.  All related party transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party.

Long-Term Standby Purchase Commitments with Related Parties:

For all of the LTSPC transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity.  Farmer Mac’s LTSPC activity with related parties in 2007, 2006 and 2005 is presented below:

	For the Year Ended December 31,
	2007		2006		2005
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
New extensions:
AgFirst Farm Credit Bank	709	$124,605	53	$26,467	54	$32,635
AgStar Financial Services, ACA	1,837	369,347	1,437	232,317	1,166	193,078
Farm Credit Bank of Texas	742	284,198	354	179,880	106	45,941
Farm Credit of Western New York, ACA	1	545	-	-	-	-
Sacramento Valley Farm Credit, ACA	6	8,457	2	7,151	6	6,622

	As of December 31,
	2007		2006
		Aggregate		Aggregate
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
	(dollars in thousands)
Aggregate LTSPCs outstanding:
AgFirst Farm Credit Bank	2,898	$421,333	2,617	$376,230
AgStar Financial Services, ACA *	258	152,056	1,469	220,555
Farm Credit Bank of Texas	1,408	466,734	819	263,065
Farm Credit of Western New York, ACA	128	44,836	-	-
Sacramento Valley Farm Credit, ACA **	11	13,582	6	7,044

*
During 2007 and 2006, AgStar Financial Services, ACA converted $400.2 million and $341.2 million, respectively, of existing LTSPCs to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of the converted securities as of December 31, 2007 and 2006 was $639.1 million and $320.1 million, respectively.

**
During 2006, Sacramento Valley Farm Credit, ACA converted $129.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of the converted securities as of December 31, 2007 and 2006 was $113.1 million and $125.6 million, respectively.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Commitment fees earned by Farmer Mac:
AgFirst Farm Credit Bank	$1,586	$1,836	$2,164
AgStar Financial Services, ACA	865	964	1,096
Farm Credit Bank of Texas	1,349	698	512
Farm Credit West, ACA or its affiliates	-	-	801
Farm Credit of Western New York, ACA	244	-	-
Sacramento Valley Farm Credit, ACA	27	631	736

As of December 31, 2007 and 2006, Farmer Mac had the following commitment fees receivable from related parties:

	As of December 31,
	2007	2006
	(in thousands)
AgFirst Farm Credit Bank	$271	$278
AgStar Financial Services, ACA	85	64
Farm Credit Bank of Texas	149	77
Farm Credit of Western New York, ACA	19	-
Sacramento Valley Farm Credit, ACA	3	3

Zions First National Bank:

The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates (“Zions”), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock, during 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007		2006		2005
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans	80	$45,723	65	$26,195	68	$24,532
USDA-guaranteed portions	11	2,333	25	6,143	52	11,131
Sales of Farmer Mac Guaranteed Securities		-		-		46,720

The purchases of loans from Zions under the Farmer Mac I program represented approximately 35.8 percent, 26.6 percent and 22.3 percent of Farmer Mac I loan purchase volume for the years ended December 31, 2007, 2006 and 2005, respectively.  Those purchases represented 2.0 percent, 0.9 percent, and 3.2 percent of total program volume, respectively.  The purchases of USDA-guaranteed portions under the Farmer Mac II program from Zions represented approximately 1.1 percent, 2.6 percent and 5.6 percent of that program’s volume for the years ended December 31, 2007, 2006 and 2005, respectively.

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Guarantee fees received by Farmer Mac	$2,016	$2,260	$2,406
Servicing fees received by Zions	1,558	1,594	1,496
Underwriting and loan file review fees received by Zions	15	16	10
Audit fees for review of servicing reimbursed to Zions	-	-	7
Litigation expenses reimbursed to Zions	-	5	6
Discount note commissions received by Zions	17	19	40
Commercial paper interest earned by Farmer Mac	245	-	-

Zions received commissions for acting as dealer with respect to approximately $730.0 million, $737.5 million and $1.6 billion par value of Farmer Mac discount notes during 2007, 2006 and 2005, respectively.  Farmer Mac earned interest with respect to approximately $765.0 million par value of commercial paper issued by Zions during 2007.

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional principal amount of approximately $162.0 million and $193.0 million as of December 31, 2007 and 2006, respectively.  As of December 31, 2007 and 2006, Farmer Mac had net interest payable to Zions under those contracts of approximately $1.5 million and $1.6 million, respectively.  As of December 31, 2007 and 2006, Zions pledged $3.3 million of securities as collateral under those contracts.

In May 2005, Farmer Mac entered into a 3-year lease agreement with Zions for office space in Ames, Iowa, under which the annual rental expense will be $20,620.  In 2007, 2006 and 2005, Farmer Mac paid Zions $22,338, $18,901 and $11,169, respectively, under that lease agreement.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank (“AgFirst”), resulting from a member of Farmer Mac’s board of directors also being a member of AgFirst’s board of directors and AgFirst being a holder of approximately 17 percent of Farmer Mac Class B voting common stock and 1 percent of Class C non-voting common stock.  In addition to the LTSPC transactions set forth above under “Long-Term Standby Purchase Commitments with Related Parties” in this Note 3, the additional transactions set forth below occurred between Farmer Mac and AgFirst.

In 2007, 2006 and 2005, AgFirst received $32,000, $39,000 and $0.3 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

AgFirst owns Farmer Mac I Guaranteed Securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last 10 percent.  As of December 31, 2007 and 2006, the outstanding balance of those securities owned by AgFirst was $532.2 million and $601.0 million, respectively.  Farmer Mac received guarantee fees of $0.3 million and $0.3 million for each of 2007 and 2006, respectively, with respect to those securities.

In 2007 and 2006, Farmer Mac paid AgFirst $2,000 and $1,000, respectively, for marketing expenses related to Farmer Mac programs.

In 2007, 2006 and 2005, Farmer Mac received guarantee fees of $70,000, $87,000 and $147,000, respectively, on the Farmer Mac I Guaranteed Securities held by AgFirst.

Farmer Mac also owned $88.0 million of AgFirst preferred stock as of December 31, 2007, 2006 and 2005.

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

In November 2004, Farmer Mac and AgStar entered into a strategic alliance agreement as part of Farmer Mac’s efforts to capture a greater share of the market and to serve a cross-section of agricultural lenders in many areas of the nation.  Under the terms of that agreement, Farmer Mac paid AgStar $100,000 in 2005 for joint marketing expenses.  In 2007 and 2006, Farmer Mac paid AgStar $5,000 and $3,000, respectively, for marketing expenses related to Farmer Mac programs.

In 2007, 2006 and 2005, AgStar received $1.9 million, $0.8 million and $0.3 million, respectively in servicing fees for its work as a Farmer Mac central servicer.

In 2007, 2006 and 2005, Farmer Mac purchased $0.7 million, $3.6 million and $2.1 million principal amount of loans, respectively, from AgStar under the Farmer Mac I program.

During 2007, 2006 and 2005, Farmer Mac sold Farmer Mac I Guaranteed Securities to AgStar in the amount of $1.3 million, $4.0 million and $6.6 million, respectively.  Those sales did not result in a gain or loss to Farmer Mac.

During 2007 and 2006, AgStar converted $400.2 million and $341.2 million, respectively, of existing LTSPCs to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of the converted securities as of December 31, 2007 and 2006 was $639.1 million and $320.1 million, respectively.  Farmer Mac received $2.3 million and $0.7 million in guarantee fees on those securities during 2007 and 2006, respectively.

Other Related Party Transactions:

For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity.

The following is a summary of purchases of loans and USDA-guaranteed portions from other related parties during 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007		2006		2005
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans:
First Dakota National Bank	14	$5,943	4	$918	1	$725
USDA-guaranteed portions:
Bath State Bank	22	5,405	28	5,535	39	7,688
First Dakota National Bank	8	2,364	24	4,613	18	3,419

Farmer Mac received the following guarantee fees with respect to transactions with other related parties:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Farm Credit West, ACA or its affiliates	$-	$-	$2,623
Bath State Bank	65	71	50
First Dakota National Bank	271	276	183

During 2006, Sacramento Valley Farm Credit, ACA converted $129.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of the converted securities as of December 31, 2007 and 2006 was $113.1 million and $125.6 million, respectively.  Farmer Mac received $0.6 million and $53,000 in guarantee fees on those securities during 2007 and 2006, respectively.

In 2007 and 2006, Sacramento Valley Farm Credit, ACA received $0.4 million and $32,000, respectively, in servicing fees for its work as a Farmer Mac central servicer.

During 2003, Farm Credit West, ACA converted a $722.3 million LTSPC into Farmer Mac I Guaranteed Securities.  As of December 31, 2005, the aggregate outstanding balance of those Farmer Mac Guaranteed Securities was $497.7 million.  Farmer Mac understands that the current owner of those Farmer Mac Guaranteed Securities is U.S. AgBank, FCB, which is a major holder of Farmer Mac Class B voting common stock.  In 2005, Farm Credit West, ACA received $1.7 million in servicing fees for its work as a Farmer Mac central servicer.  In 2005, Farmer Mac paid $21,825 to Farm Credit West, ACA as reimbursement for expenses related to a meeting of Farmer Mac’s board of directors.

In addition, as of December 31, 2007, 2006 and 2005, Farmer Mac owned $88.5 million of preferred stock and, as of December 31, 2007, $70 million of subordinated debt issued by CoBank, ACB.  CoBank, ACB is a major holder of Farmer Mac Class B voting common stock.

4.	INVESTMENT SECURITIES

Farmer Mac’s investment portfolio as of December 31, 2007 and 2006 was comprised of the following investment securities:

	As of December 31,
	2007	2006
	(in thousands)
Available-for-sale	$2,616,187	$1,825,751
Trading	8,179	5,153
Total investment securities	$2,624,366	$1,830,904

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of December 31, 2007 and 2006.

	As of December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Fixed rate certificates of deposit	$181,864	$-	$-	$181,864
Fixed rate commercial paper	66,339	-	-	66,339
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	131,544	-	-	131,544
Floating rate asset-backed securities	30,000	13	-	30,013
Floating rate corporate debt securities	561,193	1	(19,345)	541,849
Fixed rate corporate debt securities (2)	501,490	138	(3)	501,625
Fixed rate mortgage-backed securities (3)	401,309	14,504	-	415,813
Floating rate Government/GSE guaranteed mortgage-backed securities (4)	437,680	5,016	(192)	442,504
Fixed rate GSE guaranteed mortgage-backed securities	8,330	1	(47)	8,284
Floating rate GSE subordinated debt	70,000	-	(4,397)	65,603
Floating rate GSE preferred stock	52,500	-	(6,406)	46,094
Fixed rate GSE preferred stock	181,873	4,206	(1,424)	184,655
Total available-for-sale	2,624,122	23,879	(31,814)	2,616,187

Trading:
Floating rate asset-backed securities (5)	8,432	-	(253)	8,179
Total trading	8,432	-	(253)	8,179
Total investment securities	$2,632,554	$23,879	$(32,067)	$2,624,366

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.  See Note 15 for more information on these auction-rate certificates.

(2)	Corporate debt securities include $500 million of mission-related investments.
(3)	Fixed rate mortgage-backed securities is comprised of mission-related investments.
(4)
Includes $7.2 million fair value of floating rate GSE mortgage-backed securities that Farmer Mac has pledged as collateral and for which the counterparty has the right to sell or repledge.  See Note 6 for further information.

(5)	Floating rate asset-backed securities is comprised of mission-related investments.

	As of December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Fixed rate commercial paper	$73,371	$-	$-	$73,371
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	361,822	-	-	361,822
Floating rate corporate debt securities	406,374	527	(6)	406,895
Fixed rate corporate debt securities (2)	579,389	17	(4,153)	575,253
Floating rate Government/GSE guaranteed mortgage-backed securities	158,521	552	(45)	159,028
Fixed rate GSE guaranteed mortgage-backed securities	9,444	-	(177)	9,267
Floating rate GSE preferred stock	53,691	-	(284)	53,407
Fixed rate GSE preferred stock	183,080	3,628	-	186,708
Total available-for-sale	1,825,692	4,724	(4,665)	1,825,751

Trading:
Adjustable rate Government guaranteed mortgage-backed securities	5,091	62	-	5,153
Total trading	5,091	62	-	5,153
Total investment securities	$1,830,783	$4,786	$(4,665)	$1,830,904

(1)
AAA-rated callable auction-rate certificates collateralized by pools of FFELP guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.  See Note 15 for more information on these auction-rate certificates.

(2)	Corporate debt securities include $500 million of mission-related investments.

During 2007 and 2006, Farmer Mac realized gains from the sale of securities from its available-for-sale portfolio of $0.3 million and $1.2 million, respectively.  No gains or losses were realized in 2005.

As of December 31, 2007, Farmer Mac’s trading securities had a fair value of $8.2 million, which reflects an unrealized loss of $0.3 million. As of December 31, 2006, Farmer Mac's trading securities had a fair value of $5.2 million, which reflects an unrealized gain of $0.1 million. As of December 31, 2007 and 2006, unrealized losses on available-for-sale securities were as follows:

	As of December 31, 2007
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$493,458	$(16,732)	$47,369	$(2,613)
Fixed rate corporate debt securities	1,488	(3)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	35,610	(185)	499	(7)
Fixed rate GSE guaranteed mortgage-backed securities	-	-	7,748	(47)
Floating rate GSE subordinated debt	65,603	(4,397)	-	-
Floating rate GSE preferred stock	-	-	46,094	(6,406)
Fixed rate GSE preferred stock	89,385	(1,424)	-	-
Total	$685,544	$(22,741)	$101,710	$(9,073)

	As of December 31, 2006
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$55,046	$(6)	$-	$-
Fixed rate corporate debt securities	34,148	(8)	515,986	(4,145)
Floating rate Government/GSE guaranteed mortgage-backed securities	13,516	(37)	612	(8)
Fixed rate GSE guaranteed mortgage-backed securities	9,267	(177)	-	-
Floating rate GSE preferred stock	-	-	53,407	(284)
Total	$111,977	$(228)	$570,005	$(4,437)

The temporary unrealized losses presented above are principally due to changes in market interest rates or a general widening of credit spreads from the dates of acquisition to December 31, 2007 and 2006, as applicable.  As of December 31, 2007 and December 31, 2006, all of the investment securities in an unrealized loss position were at least “A” rated, except two that were rated “BBB” as of December 31, 2007.  None of those investments had experienced a significant decline in credit rating during 2007 or 2006.  The unrealized losses were on 65 and 21 individual investment securities as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, 11 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $9.1 million.  As of December 31, 2006, six of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $4.4 million.  The unrealized losses on those securities are principally due to changes in market interest rates or a general widening of credit spreads from the dates of acquisition and not due to any significant underlying credit deterioration of the issuers.  Securities with unrealized losses aged 12 months or more have a market value as of December 31, 2007 that is on average within 96 percent of their amortized cost basis.  All aged unrealized losses may be recoverable within a reasonable period of time by way of changes in market interest rates, spreads, or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its investment securities represent other-than-temporary impairment as of December 31, 2007.  Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

As of December 31, 2007, Farmer Mac did not own any held-to-maturity investments and owned trading investment securities that mature after 10 years with an amortized cost of $8.4 million, a fair value of $8.2 million, and a weighted average yield of 8.74 percent.  As of December 31, 2006, Farmer Mac did not own any held-to-maturity investments and owned trading investment securities that mature after 10 years with an amortized cost of $5.1 million, a fair value of $5.2 million, and a weighted average yield of 5.38 percent.  The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2007 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	As of December 31, 2007
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$770,714	$767,203	4.75%
Due after one year through five years	560,471	544,778	5.06%
Due after five years through ten years	524,492	541,718	6.17%
Due after ten years	768,445	762,488	6.61%
Total	$2,624,122	$2,616,187	5.64%

5.      FARMER MAC GUARANTEED SECURITIES

As of December 31, 2007 and 2006, Farmer Mac on-balance sheet Guaranteed Securities included the following:

	As of December 31,
	2007			2006
	Held-to-Maturity	Available-for-Sale	Total	Held-to-Maturity	Available-for-Sale	Total
	(in thousands)
Farmer Mac I	$33,961	$338,958	$372,919	$28,489	$404,938	$433,427
Farmer Mac II	925,904	-	925,904	896,991	-	896,991
Total	$959,865	$338,958	$1,298,823	$925,480	$404,938	$1,330,418

The following table sets forth the amortized cost, unrealized gains and losses and estimated fair values of on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2007 and 2006.

	As of December 31,
	2007			2006
	Held-to-Maturity	Available-for-Sale	Total	Held-to-Maturity	Available-for-Sale	Total
	(in thousands)
Amortized cost	$959,865	$334,592	$1,294,457	$925,480	$395,786	$1,321,266
Unrealized gains	628	5,412	6,040	214	11,980	12,194
Unrealized losses	(1,562)	(1,046)	(2,608)	(6,715)	(2,828)	(9,543)
Fair value	$958,931	$338,958	$1,297,889	$918,979	$404,938	$1,323,917

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2007 and December 31, 2006, as applicable.  The available-for-sale unrealized losses were on 9 and 12 individual securities as of both of those dates.

As of December 31, 2007, four of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $1.0 million.  As of December 31, 2006, six of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.8 million.  The unrealized losses on those securities are due to overall increases in market interest rates.  As of December 31, 2007, all of the available-for-sale securities with unrealized losses aged greater than 12 months have losses that are less than two percent of the amortized security cost.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represent other-than-temporary impairment as of December 31, 2007.  Farmer Mac has the intent and ability to hold its on-balance sheet Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

Of the total of Farmer Mac’s on-balance sheet Guaranteed Securities held by Farmer Mac as of December 31, 2007, $982.4 million are fixed-rate or have floating rates that reset after one year.

The table below presents a sensitivity analysis of the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2007.

As of December 31, 2007
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,297,889

Weighted-average remaining life (in years)	4.5

Weighted-average prepayment speed (annual rate)	11.1%
Effect on fair value of a 10% adverse change	$(103)
Effect on fair value of a 20% adverse change	$(186)

Weighted-average discount rate	5.7%
Effect on fair value of a 10% adverse change	$(20,254)
Effect on fair value of a 20% adverse change	$(41,387)

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

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac Guaranteed Securities, loans, and LTSPCs.

	As of December 31,
	2007	2006
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$762,319	$770,236
Guaranteed Securities	367,578	423,624
Farmer Mac II:
Guaranteed Securities	921,802	892,667
Total on-balance sheet	$2,051,699	$2,086,527

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,948,941	$1,969,734
AgVantange	2,500,000	1,500,000
Guaranteed Securities	2,018,300	1,649,895
Farmer Mac II:
Guaranteed Securities	24,815	33,132
Total off-balance sheet	$6,492,056	$5,152,761

Total	$8,543,755	$7,239,288

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the years ended December 31, 2007, 2006 and 2005 and the outstanding balances and carrying amounts of all such loans as of December 31, 2007 and 2006, respectively.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)

Fair value at acquistion date	$3,911	$9,623	$10,911
Contractually required payments receivable	4,065	9,729	11,323
Impairment recognized subsequent to acquisition	-	-	80

	As of December 31,
	2007	2006
	(in thousands)
Outstanding balance	$38,621	$45,330
Carrying amount	34,541	42,687

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which had been expected to exceed the estimated credit losses on those loans.  Through second quarter 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $3.2 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of December 31, 2007, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2007, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2007, Farmer Mac has not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	90-Day
	Delinquencies (1)		Net Credit Losses (2)
	As of December 31,		For the Year Ended December 31,
	2007	2006	2007	2006	2005
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$10,024	$18,457	$39	$535	$(535)
Guaranteed Securities	-	-	-	-	-
Total on-balance sheet	$10,024	$18,457	$39	$535	$(535)

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$560	$1,198	$-	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$560	$1,198	$-	$-	$-

Total	$10,584	$19,655	$39	$535	$(535)

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on mortgage-backed securities and the debt of other GSEs, futures contracts involving U.S. Treasury securities and interest rate swaps.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac Guaranteed Securities.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument.  Gains or losses generated by these hedge transactions should offset any changes in funding costs or Farmer Mac Guaranteed Securities sale prices that occur during the hedge period.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain.  Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts.  Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements.  Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty.  Farmer Mac’s exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements.  As of December 31, 2007 and 2006, Farmer Mac’s credit exposure to interest rate swap counterparties, excluding netting arrangements, was $12.7 million and $8.3 million, respectively; however, including netting arrangements, Farmer Mac’s credit exposure was $3.3 million and $1.3 million as of December 31, 2007 and 2006, respectively.  Conversely, financial derivatives in a net payable position required Farmer Mac to pledge approximately $7.2 million fair value of floating rate GSE mortgage-backed securities as collateral as of December 31, 2007, which the counterparty had the right to sell or repledge.  Farmer Mac had not pledged any securities as collateral as of December 31, 2006.

Interest Rate Risk:

Farmer Mac uses financial derivatives to provide a cost- and capital-efficient way to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities.  The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts.  Farmer Mac uses interest-rate swaps to assume fixed rate interest payments in exchange for variable rate interest payments and vice versa.  Depending on the hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term variable rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities.  The net payments on these agreements are recorded as (losses)/gains on financial derivatives and trading assets in the consolidated statements of operations.

The Corporation accounts for its financial derivatives as undesignated financial derivatives.  As of December 31, 2007 and 2006, the net fair value of the Corporation’s financial derivatives totaled $(53.0) million and $(14.3) million, respectively.  The maximum term over which Farmer Mac is currently managing its exposure for forecasted transactions is 15 years.  (Losses)/gains on financial derivatives and trading assets totaled $(40.3) million, $1.6 million, and $11.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes information related to Farmer Mac’s financial derivatives as of December 31, 2007:

							Weighted-
				Weighted-	Weighted-		Average
				Average	Average	Weighted-	Remaining
	Notional	Fair Value		Pay	Receive	Average	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in Years)
	(dollars in thousands)

Interest rate swaps:
Pay fixed callable	$233,052	$50	$(2,812)	5.71%	4.54%		7.44
Pay fixed non-callable	1,178,720	184	(50,363)	5.40%	4.55%		5.82
Receive fixed callable	843,000	766	(76)	4.77%	5.13%		0.85
Receive fixed non-callable	255,000	1,288	(913)	6.17%	5.92%		4.03
Basis swaps	161,967	-	(1,106)	4.73%	5.53%		7.69
Agency forwards	4,233	-	(2)			101.48
Treasury futures	1,000	-	(1)			113.30

Total financial derivatives	$2,676,972	$2,288	$(55,273)	5.26%	4.92%

As of December 31, 2007 and 2006, Farmer Mac had approximately $0.5 million and $0.8 million, respectively, of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive (loss)/income related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.3 million of the amount currently reported in accumulated other comprehensive (loss)/ income will be reclassified into earnings.

As of December 31, 2007, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $162.0 million and a fair value of $(1.1) million.  As of December 31, 2006, these swaps had an outstanding notional amount of $193.0 million and a fair value of $2.8 million.  Under the terms of those basis swaps, which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Accordingly, Farmer Mac recorded an unrealized loss on those outstanding basis swaps of $3.9 million, $0.9 million for 2007 and 2006, respectively, and an unrealized gain of $4.5 million for 2005.  See Note 3 for additional information on these related party transactions.

7.	NOTES PAYABLE

Farmer Mac’s borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation.  Discount notes generally have original maturities of one year or less, whereas medium-term notes generally have maturities of one to 15 years.

The following table sets forth information related to Farmer Mac’s borrowings as of December 31, 2007 and 2006:

	2007				2006
			Average				Average
	Outstanding as of		Outstanding During		Outstanding as of		Outstanding During
	December 31, 2007		the Year		December 31, 2006		the Year
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,212,030	4.28%	$2,533,660	5.00%	$2,441,947	5.09%	$2,568,869	4.89%
Medium-term notes	896,000	5.04%	959,387	5.21%
Current portion of long-term notes	721,668	3.76%			856,150	5.02%
	$3,829,698	4.36%			$3,298,097	5.07%

Due after one year:
Medium-term notes due in:
2009	$284,905	5.29%
2010	124,000	4.91%
2011	67,207	5.42%
2012	77,000	5.42%
Thereafter	191,537	6.65%
	744,649	5.60%
Total	$4,574,347	4.56%

The maximum amount of Farmer Mac’s discount notes outstanding at any month end during each of the years ended December 31, 2007 and 2006 was $2.9 billion and $2.9 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date, the amounts and costs for Farmer Mac debt callable in 2008 as of December 31, 2007.

Debt Callable in 2008 as of
December 31, 2007
Maturity	Amount	Rate
	(dollars in thousands)
2008	$565,000	4.95%
2009	-	-
2010	55,000	5.06%
2011	-	-
2012	57,000	5.58%
	$677,000	5.02%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2007, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

	Earliest Interest Rate Reset Date of Borrowings Outstanding
		Weighted-
		Average
	Amount	Rate
	(dollars in thousands)
Debt with interest rate resets in:
2008	$3,916,698	4.39%
2009	309,905	5.43%
2010	106,000	4.82%
2011	67,207	5.42%
2012	20,000	4.95%
Thereafter	154,537	6.67%

Total	$4,574,347	4.56%

During 2007 and 2006, Farmer Mac called $677.4 million and $30.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac’s statutory charter authorizes Farmer Mac to borrow, in extreme circumstances, up to $1.5 billion from the U.S. Treasury, if necessary, to fulfill its obligations under any guarantee.  The debt would bear interest at a rate determined by the U.S. Treasury based on the then current cost of funds to the United States.  The charter requires the debt to be repaid within a reasonable time.  As of December 31, 2007, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.

Gains and Losses on the Repurchase of Outstanding Debt

During 2007 and 2006, Farmer Mac did not repurchase any of its outstanding debt.  During 2005, Farmer Mac recognized a gain of $0.1 million on the repurchase of $21.0 million of its outstanding debt that had a maturity date of April 20, 2007 and an interest rate of 4.025 percent.

8.	ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

As of December 31, 2007, Farmer Mac maintained an allowance for losses to cover estimated probable principal and interest losses on loans held, real estate owned and loans underlying LTSPCs and post-1996 Act Farmer Mac I Guaranteed Securities in accordance with SFAS 5 and SFAS 114.  As of December 31, 2007 and 2006, Farmer Mac had not recorded any specific allowances for losses under SFAS 114.  No allowance for losses has been provided for Farmer Mac I Guaranteed Securities issued prior to the 1996 Act or for Farmer Mac II Guaranteed Securities as of December 31, 2007.  See Note 2(c), Note 2(e), Note 2(j), Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

•	an “Allowance for loan losses” on loans held;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned”; and
•	an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under “Reserve for losses.”

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

The following is a summary of the changes in the allowance for losses for each year in the five-year period ended December 31, 2007:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2003	$2,662	$592	$16,757	$20,011

Provision/(recovery) for losses	6,524	1,230	(469)	7,285
Charge-offs	(3,220)	(1,814)	(440)	(5,474)
Recoveries	1	230	-	231

Balance as of December 31, 2003	$5,967	$238	$15,848	$22,053

Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Charge-offs	(3,326)	(1,375)	(4)	(4,705)
Recoveries	165	-	-	165

Balance as of December 31, 2004	$4,395	$-	$12,706	$17,101

Provision/(recovery) for losses	(3,335)	206	(859)	(3,988)
Charge-offs	(105)	(206)	-	(311)
Recoveries	640	-	-	640
Change in accounting estimate	3,281	-	(8,070)	(4,789)

Balance as of December 31, 2005	$4,876	$-	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365

Balance as of December 31, 2006	$1,945	$-	$2,610	$4,555

Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(60)	(100)	(386)	(546)
Recoveries	20	-	-	20

Balance as of December 31, 2007	$1,690	$-	$2,197	$3,887

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I program are underwritten in conformance with Farmer Mac’s credit underwriting and collateral valuation standards.

The following table presents Farmer Mac’s reserve for losses for all post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2007 and 2006.

Reserve for Losses on LTSPCs and Post-1996 Act
Farmer Mac I Guaranteed Securities
	As of December 31,
	2007	2006
	(in thousands)
On-balance sheet Farmer Mac I Guaranteed Securities	$857	$982
Off-balance sheet Farmer Mac I Guaranteed Securities	655	679
LTSPCs	685	949
Total reserve for losses	$2,197	$2,610

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

Farmer Mac recognized interest income of approximately $3.8 million, $4.0 million and $4.8 million on impaired loans during the years ended December 31, 2007, 2006 and 2005, respectively.  During 2007, 2006 and 2005, Farmer Mac’s average investment in impaired loans was $45.2 million, $63.6 million and $88.4 million, respectively.

In accordance with the terms of all applicable trust agreements, Farmer Mac generally acquires all loans that collateralize Farmer Mac Guarantee Securities that become and remain either 90 or 120 days (depending on the provisions of the specific trust agreement) or more past due on the next subsequent loan payment date.  In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are 120 days delinquent upon the request of the counterparty.  During 2007, Farmer Mac purchased 12 defaulted loans having a principal balance of $3.9 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs.  During 2006, Farmer Mac made 14 such purchases for a total of $9.6 million.  The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Year Ended
	December 31,
	2007	2006	2005
	(in thousands)
Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	$1,562	$707	$2,191

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	1,316	1,467	7,483

Defaulted loans purchased underlying LTSPCs	1,033	7,449	1,237

Total	$3,911	$9,623	$10,911

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(in thousands)
By geographic region (1):
Northwest	$824,054	$845,833
Southwest	1,975,118	2,141,618
Mid-North	1,112,281	880,206
Mid-South	561,930	378,866
Northeast	398,335	340,208
Southeast	191,446	198,252
Total	$5,063,164	$4,784,983

By commodity/collateral type:
Crops	$2,084,819	$1,977,557
Permanent plantings	993,893	1,139,782
Livestock	1,328,874	1,193,158
Part-time farm/rural housing	368,585	292,179
Ag storage and processing (including ethanol facilities)	245,753	122,038
Other	41,240	60,269
Total	$5,063,164	$4,784,983

By original loan-to-value ratio:
0.00% to 40.00%	$1,295,670	$1,188,980
40.01% to 50.00%	971,088	934,688
50.01% to 60.00%	1,397,736	1,358,315
60.01% to 70.00%	1,205,018	1,159,928
70.01% to 80.00%	179,072	127,630
80.01% to 90.00%	14,580	15,442
Total	$5,063,164	$4,784,983

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

During fourth quarter 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common Stock.  The aggregate number of shares repurchased by Farmer Mac under that program reached the maximum number of authorized shares during first quarter 2007, thereby terminating the program according to its terms.  At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  During 2007 and 2006, Farmer Mac repurchased 1,086,541 shares and 796,450 shares, respectively, of its Class C non-voting common stock at an average price of $26.61 and $26.82 per share, respectively, pursuant to both of the Corporation’s previously announced stock repurchase programs.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $29.0 million and $22.0 million, respectively.  The aggregate number of shares purchased by Farmer Mac under the stock repurchase program announced in 2007 reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.

All of the repurchased shares under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

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

Stock Option Plan

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C non-voting common stock.  Upon stock option exercise, new shares are issued by the Corporation.  Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant.  If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant.  Of the 3,750,000 shares authorized to be issued under the plan, 3,745,999 have been issued, net of cancellations as of December 31, 2007, effectively exhausting options available under the plan.  Options granted during 2007 have exercise prices ranging from $27.77 to $32.77 per share.  For all stock options granted, the exercise price is equal to the closing price of the Class C non-voting common stock on or immediately preceding the date of grant.

The following table summarizes stock option activity for 2007, 2006 and 2005:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,145,705	$23.83	2,153,008	$22.41	1,812,222	$22.67
Granted	486,427	29.48	407,678	26.25	490,561	21.10
Exercised	(377,596)	21.14	(327,972)	16.16	(67,253)	15.63
Canceled	(36,337)	26.62	(87,009)	28.60	(82,522)	25.94
Outstanding, end of year	2,218,199	25.48	2,145,705	23.83	2,153,008	22.41

Options exercisable at year end	1,360,222	$24.46	1,343,374	$24.01	1,452,274	$23.14

The cancellations of stock options during 2007, 2006 and 2005 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date.  Of the 36,337 options canceled in 2007, 12,337 were a result of employee departures from Farmer Mac and 24,000 were a result of options terminating unexercised on their expiration date.

Farmer Mac received $8.0 million, $5.3 million and $1.1 million from the exercise of stock options during 2007, 2006 and 2005, respectively.  During 2007, 2006 and 2005, the reduction of income tax payable as a result of the deduction for the exercise of stock options was $0.7 million, $0.7 million and $0.2 million, respectively.  In total, the additional paid-in capital received from the exercise of stock options was $7.4 million, $6.4 million and $1.1 million for 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac cash settled an aggregate of 1,720 of share-based payments for $52,000 to nine directors who elected to receive such stock in lieu of their cash retainers.  During the similar period ended December 31, 2006, Farmer Mac settled 2,046 of share-based payments for $59,000 to the eight directors who elected to receive such stock in lieu of their cash retainers.

The following table summarizes information regarding options outstanding as of December 31, 2007:
					Options Vested
	Options Outstanding		Options Exercisable		or Expected to Vest
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Range of		Remaining		Remaining		Remaining
Exercise	Number of	Contractual	Number of	Contractual	Number of	Contractual
Prices	Shares	Life	Shares	Life	Shares	Life

$10.00 - $19.99	126,077	6.4 years	125,409	6.4 years	125,877	6.4 years
20.00 - 24.99	864,928	5.2 years	703,574	4.7 years	840,584	5.1 years
25.00 - 29.99	1,013,026	7.3 years	341,071	5.9 years	929,830	7.3 years
30.00 - 34.99	213,668	4.1 years	189,668	3.4 years	206,468	4.0 years
35.00 - 39.99	-	-	-	-	-	-
40.00 - 44.99	-	-	-	-	-	-
45.00 - 50.00	500	4.2 years	500	4.2 years	500	4.2 years
	2,218,199		1,360,222		2,103,259

The weighted average exercise price of the 2,103,529 options vested or expected to vest as of December 31, 2007 was $25.39.

The following table summarizes information regarding the aggregate intrinsic value (the excess of the price on the date of exercise over the grant date exercise price) of outstanding options, options exercisable and options vested and expected to vest as of December 31, 2007:

Aggregate
Intrinsic
Value
(in thousands)
Options as of December 31, 2007:
Outstanding	$4,844
Exercisable	4,047
Vested and expected to vest	4,742

During 2007, 2006 and 2005, the total intrinsic value of options exercised was $3.8 million, $4.1 million and $0.5 million, respectively.

The weighted-average grant date fair values of options granted in 2007, 2006 and 2005 were $11.24, $9.91 and $6.69, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation cost of $3.7 million and $2.4 million during 2007 and 2006, respectively, and would have recognized compensation cost of $2.1 million for 2005.  The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2007	2006	2005
Risk-free interest rate	4.8%	5.0%	3.9%
Expected years until exercise	6 years	6 years	7 years
Expected stock volatility	36.0%	36.9%	46.3%
Dividend yield	1.4%	1.6%	1.9%

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

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:

•
Minimum capital – Farmer Mac’s minimum capital level is an amount of core capital (stockholders’ equity less accumulated other comprehensive (loss)/income) equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

o	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
o	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
o	other off-balance sheet obligations of Farmer Mac.

•	Critical capital – Farmer Mac’s critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
•
Risk-based capital – The Act directs the Farm Credit Administration (“FCA”) to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.  While the Act does not specify the required level of risk-based capital, that level is permitted to exceed the statutory minimum capital requirement applicable to Farmer Mac, if so indicated by the risk-based capital stress test.

Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

As of December 31, 2007, Farmer Mac’s minimum and critical capital requirements were $186.0 million and $93.0 million, respectively, and its actual core capital level was $226.4 million, $40.4 million above the minimum capital requirement and $133.4 million above the critical capital requirement.  As of December 31, 2006, Farmer Mac’s minimum and critical capital requirements were $174.5 million and $87.3 million, respectively, and its actual core capital level was $243.5 million, $69.0 million above the minimum capital requirement and $156.2 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2007 was $42.8 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $230.3 million exceeded that amount by approximately $187.5 million.  Farmer Mac’s risk-based capital requirement as of December 31, 2006 was $42.9 million and Farmer Mac’s regulatory capital of $248.1 million exceeded that amount by approximately $205.2 million.

10.   INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2007, 2006 and 2005 were as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current	$17,007	$10,518	$10,632
Deferred:
Allowances for losses	234	1,434	2,957
Financial derivatives	(14,839)	1,736	9,551
Stock option expense	(1,288)	(852)	-
Premium amortization	(1,286)	-	-
Other	89	(147)	(49)
Total deferred	(17,090)	2,171	12,459
Income tax (benefit)/expense	$(83)	$12,689	$23,091

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2007, 2006 and 2005 is as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Tax expense at statutory rate	$2,302	$15,646	$25,327
Effect of non-taxable dividend income	(2,584)	(2,576)	(2,337)
Other	199	(381)	101

Income tax (benefit)/expense	$(83)	$12,689	$23,091

Statutory tax rate	35.0%	35.0%	35.0%
Effective tax rate	-1.3%	28.4%	31.9%

The components of the deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:
	As of December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$21,529	$6,690
Allowance for losses	1,360	1,594
Unrealized losses on available-for-sale securities	1,249	-
Stock-based compensation	2,141	852
Amortization of premiums on investments	2,526	-
Other	1,634	874
Total deferred tax assets	30,439	10,010

Deferred tax liability:
Unrealized gains on available-for-sale securities	-	3,124
Other	200	-
Total deferred tax liability	200	3,124
Net deferred tax asset	$30,239	$6,886

A valuation allowance is required to reduce the net deferred tax asset to an amount that is more likely than not to be realized.  No valuation allowance was considered necessary as of
December 31, 2007 and 2006.

On January 1, 2007, Farmer Mac adopted FIN 48 and recorded a liability for uncertain tax positions of $1.5 million with a corresponding $1.5 million increase in deferred tax assets.  As of December 31, 2007, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were reduced to $0.9 million.  The following table presents the changes in unrecognized tax benefits for the year ended December 31, 2007.

For the Year Ended
December 31, 2007
(in thousands)
Beginning balance	$1,474
Reductions based on tax positions related to current year	(441)
Reductions for tax positions of prior years	(182)
Ending balance	$851

The resolution of the unrecognized tax benefits presented above would represent temporary differences between Farmer Mac’s net income and taxable income and, therefore, would not result in a change to the Corporation’s effective tax rate.  As of January 1, 2007 and December 31, 2007, accrued interest payable related to unrecognized tax benefits was immaterial and no tax penalty was recorded.  It is reasonably possible that changes in the gross balance of unrecognized tax benefits may occur within the next 12 months.  Tax years 2004 through 2007 remain subject to examination.

11.   EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees.  Farmer Mac contributed 13.2 percent of the lesser of an employee’s gross salary or the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) ($225,000 for 2007, $220,000 for 2006 and $210,000 for 2005), plus 5.7 percent of the difference between: (1) the lesser of the gross salary or the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base.  Employees are fully vested after having been employed for three years.  Expense for this plan for the years ended December 31, 2007, 2006 and 2005 was $0.7 million, $0.7 million and $0.6 million, respectively.

12.	OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved agricultural and rural residential mortgage lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program; and (2) LTSPCs, which are available only through the Farmer Mac I program.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with FIN 45.  In accordance with FIN 45, Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage loans.

The contractual terms of Farmer Mac’s guarantees range from less than 1 year to 32 years.  However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans.  Farmer Mac’s maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans.  In accordance with FIN 45, guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets; Farmer Mac’s maximum potential exposure was $5.9 billion and $4.3 billion as of December 31, 2007 and 2006, respectively.  Farmer Mac’s maximum potential exposure for guarantees issued prior to January 1, 2003, which in accordance with FIN 45 are not recorded on the consolidated balance sheets, was $529.5 million and $849.8 million as of December 31, 2007 and 2006, respectively.  The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac’s methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8.

The following table presents changes in Farmer Mac’s Guarantee and Commitment Obligation in the consolidated balance sheets for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Beginning balance, January 1	$35,359	$17,625	$14,892

Additions to the guarantee and commitment obligation (1)	24,117	22,074	4,776

Amortization of the guarantee and commitment obligation	(7,346)	(4,340)	(2,043)

Ending balance, December 31	$52,130	$35,359	$17,625

(1) Represents the fair value of the guarantee and commitment obligation at inception.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2007 and 2006, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	As of December 31,
	2007	2006
	(in thousands)

Post-1996 Act Farmer Mac I Guaranteed Securities	$4,518,300	$3,149,895
Farmer Mac II Guaranteed Securities	24,815	33,132
Total off-balance sheet Farmer Mac I and II	$4,543,115	$3,183,027

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

The following table summarizes cash flows received from and paid to the trusts that hold agricultural mortgage loans in off-balance sheet Farmer Mac I Guaranteed Securities.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)

Proceeds from new securitizations	$1,324	$3,994	$53,315
Guarantee fees received	11,647	5,775	4,170
Purchases of assets from the trusts	1,562	707	2,191
Servicing advances	31	19	18
Repayments of servicing advances	39	4	30

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $36.4 million as of December 31, 2007 and $13.6 million as of December 31, 2006.  As of December 31, 2007 and 2006, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 15.5 years and 10.7 years, respectively.   As of December 31, 2007 and 2006, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 4.4 years and 5.7 years, respectively. For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 2(j) and Note 8.

Long-Term Standby Purchase Commitments

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from a segregated pool of loans under enumerated circumstances, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

An LTSPC permits a seller to nominate from its portfolio a segregated pool of loans for participation in the Farmer Mac I program, which are retained in the seller’s portfolio and serviced by the seller.  Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac’s underwriting standards.  Upon Farmer Mac’s acceptance of the eligible loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller’s credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  Credit risk is transferred through Farmer Mac’s commitment to purchase the segregated loans from the counterparty based on Farmer Mac’s original credit review and acceptance of the credit risk on the loans.

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

As of December 31, 2007 and 2006, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all  LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.9 billion and $2.0 billion, respectively.

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

As of December 31, 2007 and 2006, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.2 years and 15.3 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $15.7 million as of December 31, 2007 and $21.8 million as of December 31, 2006.  For information on Farmer Mac’s methodology for determining the reserve for losses for LTSPCs, see Note 2(j) and Note 8.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2007 and 2006, commitments to purchase Farmer Mac I and II loans totaled $17.0 million and $12.5 million, respectively, all of which were mandatory commitments.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either:  (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio.  There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2007 and 2006.  Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government-sponsored enterprise debt and mortgage-backed securities, futures contracts involving U.S. Treasury securities and interest rate swaps.  See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac’s office space for each of the years ended December 31, 2007, 2006 and 2005 was $0.7 million, $0.6 million and $0.7 million, respectively.  The future minimum lease payments under Farmer Mac’s non-cancelable leases for its office space and other contractual obligations are as follows:

		Other
	Future Minimum	Contractual
	Lease Payments	Obligations
	(in thousands)

2008	$674	$487
2009	675	91
2010	669	45
2011	594	2
2012	-	-
Thereafter	-	-
Total	$2,612	$625

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

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2007 and 2006.

	As of December 31,
	2007		2006
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$101,445	$101,445	$877,714	$877,714
Investment securities	2,624,366	2,624,366	1,830,904	1,830,904
Farmer Mac Guaranteed Securities	1,297,889	1,298,823	1,323,917	1,330,418
Loans	778,896	766,219	781,078	775,421
Financial derivatives	2,288	2,288	9,218	9,218
Interest receivable	91,939	91,939	73,545	73,545
Guarantee and commitment fees receivable:
LTSPCs	15,598	17,095	22,364	23,265
Farmer Mac Guaranteed Securities	35,292	40,709	16,783	17,478

Financial liabilities:
Notes payable:
Due within one year	3,828,899	3,829,698	3,296,441	3,298,097
Due after one year	777,052	744,649	1,305,014	1,296,691
Financial derivatives	55,273	55,273	23,474	23,474
Accrued interest payable	50,004	50,004	36,125	36,125
Guarantee and commitment obligation:
LTSPCs	14,193	15,691	20,891	21,791
Farmer Mac Guaranteed Securities	31,022	36,439	12,873	13,568

The carrying value of cash and cash equivalents and certain investment securities approximates fair value.  When available, Farmer Mac determines the fair values of investment securities and financial derivatives, including interest rate swaps, futures contracts and commitments to purchase and sell government-sponsored enterprise debt and mortgage-backed securities, using quoted market prices.  For investment securities and financial derivatives for which quoted market prices are not available, Farmer Mac determines the fair value based on the present value of the associated expected future cash flows.  Farmer Mac estimates the fair value of its loans, Farmer Mac Guaranteed Securities, guarantee and commitment fees receivable/obligation and notes payable by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2007 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$79,839	$76,694	$71,511	$69,714
Interest expense	63,464	66,177	63,032	60,632
Net interest income	16,375	10,517	8,479	9,082
Recovery/(provision) for loan losses	-	-	-	215
Net interest income after provision for loan losses	16,375	10,517	8,479	9,297

Non-interest income/(loss):
Guarantee and commitment fees	6,599	6,421	6,354	5,858
(Losses)/gains on financial derivatives and trading assets	(31,160)	(24,906)	19,825	(4,033)
Gains on sale of available-for-sale investment securities	180	87	21	-
Gains on the sale of real estate owned	-	98	32	-
Other income	248	712	42	409
Non-interest (loss)/income	(24,133)	(17,588)	26,274	2,234
Non-interest expense	6,314	6,346	6,606	5,611
(Loss)/income before income taxes	(14,072)	(13,417)	28,147	5,920
Income tax (benefit)/expense	(5,332)	(5,407)	9,218	1,438
Net (loss)/income	(8,740)	(8,010)	18,929	4,482
Preferred stock dividends	(560)	(560)	(560)	(560)
Net (loss)/income available to common stockholders	$(9,300)	$(8,570)	$18,369	$3,922

Earnings per common share:
Basic (loss)/earnings per common share	$(0.90)	$(0.82)	$1.79	$0.37
Diluted (loss)/earnings per common share	$(0.90)	$(0.82)	$1.74	$0.37
Common stock dividends per common share	$0.10	$0.10	$0.10	$0.10

	2006 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$66,759	$65,947	$61,098	$56,118
Interest expense	58,321	56,840	51,020	45,451
Net interest income	8,438	9,107	10,078	10,667
Recovery/(provision) for loan losses	264	525	594	1,013
Net interest income after provision for loan losses	8,702	9,632	10,672	11,680

Non-interest income/(loss):
Guarantee and commitment fees	5,930	5,548	5,288	5,049
Gains/(losses) on financial derivatives and trading assets	329	(20,320)	9,908	11,700
Gains on sale of available-for-sale investment securities	911	239	-	-
Gains on the sale of real estate owned	295	-	304	210
Representation and warranty claims income	-	-	718	-
Other income	167	607	58	169
Non-interest income/(loss)	7,632	(13,926)	16,276	17,128
Non-interest expense	5,497	5,476	6,452	5,669
Income/(loss) before income taxes	10,837	(9,770)	20,496	23,139
Income tax expense/(benefit)	2,714	(4,072)	6,559	7,488
Net income/(loss)	8,123	(5,698)	13,937	15,651
Preferred stock dividends	(560)	(560)	(560)	(560)
Net income/(loss) available to common stockholders	$7,563	$(6,258)	$13,377	$15,091

Earnings per common share:
Basic earnings/(loss) per common share	$0.71	$(0.58)	$1.21	$1.36
Diluted earnings/(loss) per common share	$0.70	$(0.58)	$1.18	$1.32
Common stock dividends per common share	$0.10	$0.10	$0.10	$0.10

15.	SUBSEQUENT EVENT

As discussed in Note 4, Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.  Farmer Mac held $131.5 million of ARCs as of December 31, 2007 and $231.6 million as of March 1, 2008.  From mid-February through mid-March 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time and there may be no efficient mechanism for selling these securities in the near term.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds.  Farmer Mac does not believe the ARCs held are impaired or that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called during 2008.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2007.  Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of December 31, 2007.

See Item 8 above for management’s report on internal control over financial reporting and the accompanying report of independent registered public accounting firm.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

Fred L. Dailey, Chairman of the Board of Directors of Farmer Mac, at the December 5, 2007 meeting of the Farmer Mac Board advised that, were he to file on January 4, 2008 as a Republican candidate for U.S. Representative in Congress for the 18th District of Ohio (where the incumbent, a Democrat sits on the House Committee on Agriculture and that committee’s Subcommittee on Credit, both of which have oversight jurisdiction over Farmer Mac) and win the Republican nomination for that seat in the primary election on March 4, 2008, he would resign from the Farmer Mac Board upon certification of the results of that primary election.  Mr. Dailey did, in fact, file as a candidate on January 4, 2008 and unofficial results published by the Ohio Secretary of State show that Mr. Dailey won the March 4, 2008 primary with 39.13 percent of the vote, compared to 30.90 percent for the next-closest candidate.  Farmer Mac expects the results to be certified by the Ohio Secretary of State in the near future, although it is not currently known when formal certification will be made.

Additional information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 23, 2008.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 23, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 23, 2008.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 23, 2008.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 23, 2008.

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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*	10.15	-	Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#	10.16	-	Long-Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long-Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.18.1	-	Amendment No. 1 dated as of dated June 1, 2006 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.18.2	-	Amendment No. 2 dated as of June 7, 2007 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

*#	10.20	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 8, 2007).

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Henry D. Edelman	March 17, 2008
By: Henry D. Edelman	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred L. Dailey	Chairman of the Board and	March 17, 2008
Fred L. Dailey	Director

/s/ Henry D. Edelman	President and Chief Executive	March 17, 2008
Henry D. Edelman	Officer (Principal Executive Officer)

/s/ Nancy E. Corsiglia	Executive Vice President,	March 17, 2008
Nancy E. Corsiglia	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Timothy L. Buzby	Vice President – Controller	March 17, 2008
Timothy L. Buzby	(Principal Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	March 17, 2008
Julia Bartling

/s/ Dennis L. Brack	Director	March 17, 2008
Dennis L. Brack

/s/ Ralph W. Cortese	Director	March 17, 2008
Ralph W. Cortese

/s/ Grace T. Daniel	Director	March 17, 2008
Grace T. Daniel

/s/ Paul A. DeBriyn	Director	March 17, 2008
Paul A. DeBriyn

/s/ Dennis A. Everson	Director	March 17, 2008
Dennis A. Everson

/s/ Michael A. Gerber	Director	March 17, 2008
Michael A. Gerber

/s/ Ernest M. Hodges	Director	March 17, 2008
Ernest M. Hodges

/s/ Mitchell A. Johnson	Director	March 17, 2008
Mitchell A. Johnson

/s/ Lowell L. Junkins	Vice Chairman	March 17, 2008
Lowell L. Junkins	and Director

/s/ Timothy F. Kenny	Director	March 17, 2008
Timothy F. Kenny

/s/ Glen O. Klippenstein	Director	March 17, 2008
Glen O. Klippenstein

/s/ Charles E. Kruse	Director	March 17, 2008
Charles E. Kruse

/s/ John Dan Raines, Jr.	Director	March 17, 2008
John Dan Raines, Jr.

148