Form 10-Q
period 2008-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2008-05-12
CIK 845877

As filed with the Securities and Exchange Commission on
May 12, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes     ☒    No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐    No      ☒

As of May 1, 2008, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,450,182 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented.  Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  The December 31, 2007 consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2007 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2007 consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	33
Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	45
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	55
Notes to Condensed Consolidated Financial Statements	66

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December31,
	2008	2007
	(in thousands)
Assets:
Cash and cash equivalents	$199,989	$101,445
Investment securities:
Available-for-sale, at fair value (includes securities pledged to counterparties of $20.1 million and $7.2 million, respectively, as of March 31, 2008 and December 31, 2007)	2,424,097	2,616,187
Trading, at fair value	641,827	8,179
Total investment securities	3,065,924	2,624,366
Farmer Mac Guaranteed Securities:
Held-to-maturity, at amortized cost	526,574	959,865
Available-for-sale, at fair value	325,272	338,958
Trading, at fair value	445,202	-
Total Farmer Mac Guaranteed Securities	1,297,048	1,298,823
Loans:
Loans held for sale, at lower of cost or fair value	122,382	118,629
Loans held for investment, at amortized cost	636,637	649,280
Allowance for loan losses	(1,651)	(1,690)
Total loans, net of allowance	757,368	766,219

Real estate owned, at lower of cost or fair value	590	590
Financial derivatives, at fair value	10,903	2,288
Interest receivable	58,648	91,939
Guarantee and commitment fees receivable	55,725	57,804
Deferred tax asset, net	48,747	30,239
Prepaid expenses and other assets	11,072	3,900
Total Assets	$5,506,014	$4,977,613

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$4,061,661	$3,829,698
Due after one year	1,045,193	744,649
Total notes payable	5,106,854	4,574,347

Financial derivatives, at fair value	102,887	55,273
Accrued interest payable	33,731	50,004
Guarantee and commitment obligation	51,541	52,130
Accounts payable and accrued expenses	8,841	20,069
Reserve for losses	2,197	2,197
Total Liabilities	5,306,051	4,754,020

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value,$50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,332,699 and 8,363,580 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	8,333	8,364
Additional paid-in capital	87,784	87,134
Accumulated other comprehensive loss	(29,393)	(2,793)
Retained earnings	96,708	94,357
Total Stockholders' Equity	199,963	223,593

Total Liabilities and Stockholders' Equity	$5,506,014	$4,977,613

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
Interest income:
Investments and cash equivalents	$41,508	$38,992
Farmer Mac Guaranteed Securities	18,770	19,403
Loans	11,831	11,319
Total interest income	72,109	69,714
Total interest expense	54,171	60,632

Net interest income	17,938	9,082
Recovery/(provision) for loan losses	-	215
Net interest income after recovery/(provision) for loan losses	17,938	9,297

Non-interest (loss)/income:
Guarantee and commitment fees	6,634	5,858
Losses on financial derivatives	(41,720)	(4,026)
Gains/(losses) on trading assets	10,111	(7)
Other income	461	409
Non-interest (loss)/income	(24,514)	2,234

Non-interest expense:
Compensation and employee benefits	3,650	3,137
General and administrative	2,028	2,337
Regulatory fees	513	550
Real estate owned operating costs, net	49	-
Provision/(recovery) for losses	-	(413)
Non-interest expense	6,240	5,611

(Loss)/income before income taxes	(12,816)	5,920

Income tax (benefit)/expense	(5,119)	1,438
Net (loss)/income	(7,697)	4,482
Preferred stock dividends	(560)	(560)
Net (loss)/income available to common stockholders	$(8,257)	$3,922

Earnings per common share and dividends:
Basic earnings per common share	$(0.84)	$0.37
Diluted earnings per common share	$(0.84)	$0.37
Common stock dividends per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Cash flows from operating activities:
Net (loss)/income	$(7,697)	$4,482
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Net amortization of premiums and discounts on loans and investments	1,141	325
Amortization of debt premiums, discounts and issuance costs	28,538	29,813
Proceeds from repayment of trading investment securities	423	388
Purchases of loans held for sale	(8,424)	(15,528)
Proceeds from repayment of loans held for sale	4,095	8,889
Net change in fair value of trading securities and financial derivatives	28,888	3,928
Amortization of SFAS 133 transition adjustment on financial derivatives	72	91
Total (recovery)/provision for losses	-	(628)
Deferred income taxes	(10,679)	(3,014)
Stock-based compensation expense	914	729
Decrease in interest receivable	33,291	17,407
Decrease/(increase) in guarantee and commitment fees receivable	2,079	(2,455)
Increase in other assets	(7,804)	(3,269)
(Decrease)/increase in accrued interest payable	(16,273)	4,364
(Decrease)/increase in other liabilities	(12,203)	5,721
Net cash provided by operating activities	36,361	51,243

Cash flows from investing activities:
Purchases of available-for-sale investment securities (1)	(835,025)	(1,234,474)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(60,281)	(61,098)
Purchases of loans held for investment	(29,044)	(6,116)
Purchases of defaulted loans	(1,163)	(833)
Proceeds from repayment of investment securities (2)	367,527	800,052
Proceeds from repayment of Farmer Mac Guaranteed Securities	69,697	73,495
Proceeds from repayment of loans held for investment	41,983	47,767
Proceeds from sale of Farmer Mac Guaranteed Securities	6,118	200
Net cash used in investing activities	(440,188)	(381,007)

Cash flows from financing activities:
Proceeds from issuance of discount notes	34,398,361	23,802,544
Proceeds from issuance of medium-term notes	639,974	536,000
Payments to redeem discount notes	(33,934,610)	(23,855,507)
Payments to redeem medium-term notes	(599,000)	(203,200)
Tax benefit from tax deductions in excess of compensation cost recognized	-	13
Proceeds from common stock issuance	22	202
Purchases of common stock	(830)	(9,475)
Dividends paid on common and preferred stock	(1,546)	(1,597)
Net cash provided by financing activities	502,371	268,980
Net increase/(decrease) in cash and cash equivalents	98,544	(60,784)
Cash and cash equivalents at beginning of period	101,445	877,714
Cash and cash equivalents at end of period	$199,989	$816,930

(1)	Includes purchases of $349.0 million and $689.3 million related to auction rate certificates for first quarter 2008 and 2007, respectively. See Note 2.

(2)	Includes proceeds, through the normal auction process, of $248.0 million and $694.6 million related to auction rate certificates for first quarter 2008 and 2007, respectively. See Note 2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

(a)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with original maturities of three months or less at the time of purchase to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Cash paid for:
Interest	$40,171	$28,529
Income taxes	16,000	-
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	577	200
Transfers of investment securities from available-for-sale to trading from the effect of adopting SFAS 159	600,468	-
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting SFAS 159	428,670	-

(b)	Allowance for Losses

As of March 31, 2008 Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying long-term standby purchase commitments (“LTSPCs”) and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2008 and 2007:

	March 31, 2008

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Beginning balance	$1,690	$-	$2,197	$3,887
Provision/(recovery) for losses	-	-	-	-
Charge-offs	(39)	-	-	(39)
Recoveries	-	-	-	-
Ending balance	$1,651	$-	$2,197	$3,848

	March 31, 2007

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	-	(413)	(628)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Ending balance	$1,730	$-	$2,197	$3,927

The table below summarizes the components of Farmer Mac’s allowance for losses as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(in thousands)
Allowance for loan losses	$1,651	$1,690
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	857	857
Off-balance sheet Farmer Mac I Guaranteed Securities	637	655
LTSPCs	703	685
Total	$3,848	$3,887

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act (“Pre-1996 Act Farmer Mac I Guaranteed Securities”), AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $2.4 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of March 31, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of March 31, 2008, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of March 31, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

As of March 31, 2008, Farmer Mac individually analyzed $13.3 million of its $41.2 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $27.9 million of impaired assets, for which updated valuations were not available, in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $13.3 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances as of March 31, 2008.  Similarly, as of December 31, 2007, Farmer Mac did not record any specific allowances related to its $36.6 million of impaired assets as of that date.

Farmer Mac recognized interest income of approximately $1.2 million and $0.9 million on impaired loans during the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008 and 2007, Farmer Mac’s average investment in impaired loans was $38.9 million and $55.9 million, respectively.

(c)	Adoption of Fair Value Accounting Standards

Effective January 1, 2008, Farmer Mac adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  These standards require disclosures about financial assets and liabilities that are measured at fair value and provide an election option to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.

Fair Value Measurements

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

The principal impact of SFAS 157 to Farmer Mac is to require expanded disclosures regarding fair value measurements.  SFAS 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Farmer Mac’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157.  The levels of fair value hierarchy are described below:

Basis of Fair Value Measurement

Level 1
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Farmer Mac has classified exchange-traded Treasury futures as Level 1 measurements.

Level 2
Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.  Level 2 inputs include inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals.  Farmer Mac has classified financial instruments for which there are continuous and verifiable pricing sources as Level 2 inputs, including certificates of deposit, commercial paper, asset-backed securities, corporate debt securities, mortgage-backed securities, preferred stock, and most financial derivatives.

Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.  Level 3 inputs include situations where there is little, if any, market activity for the financial instrument.  For financial instruments that are thinly traded, Farmer Mac uses as its primary fair value source analytical models that project cash flows based on internal and external inputs including transaction terms, yield curves, benchmark data, volatility data, prepayment assumptions and default assumptions.  Financial instruments requiring Level 3 inputs include mission-related asset-backed securities and corporate debt securities, available-for-sale Farmer Mac I Guaranteed Securities, trading Farmer Mac II Guaranteed Securities, auction-rate certificates, and financial derivatives.

In some cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Farmer Mac’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument.

Both observable and unobservable inputs may be used to determine the fair value of positions that Farmer Mac has classified within the Level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the following tables may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in long-dated volatilities) inputs.

The following table presents information about Farmer Mac’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Fixed rate certificates of deposit	$-	$178,047	$-	$178,047
Fixed rate commercial paper	-	1,987	-	1,987
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	229,360	229,360
Floating rate asset-backed securities	-	71,149	-	71,149
Floating rate corporate debt securities	-	526,156	399,331	925,487
Fixed rate corporate debt securities	-	1,472	503,089	504,561
Floating rate Government/GSE guaranteed mortgage-backed securities	-	407,118	-	407,118
Fixed rate GSE guaranteed mortgage-backed securities	-	8,001	-	8,001
Floating rate GSE subordinated debt	-	53,324	-	53,324
Floating rate GSE preferred stock	-	45,063	-	45,063
Total available-for-sale investment securities	-	1,292,317	1,131,780	2,424,097

Trading:
Floating rate asset-backed securities	-	-	7,179	7,179
Fixed rate mortgage-backed securities	-	-	459,026	459,026
Fixed rate GSE preferred stock	-	175,622	-	175,622
Total trading investment securities	-	175,622	466,205	641,827

Total investment securities	-	1,467,939	1,597,985	3,065,924

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I Guaranteed Securities	-	-	325,272	325,272

Trading:
Farmer Mac II Guaranteed Securities	-	-	445,202	445,202
Total Farmer Mac Guaranteed Securities	-	-	770,474	770,474

Financial derivatives	-	10,903	-	10,903

Total Assets at Fair Value	$-	$1,478,842	$2,368,459	$3,847,301

Liabilities:
Financial derivatives	$12	$99,368	$3,507	$102,887

Total Liabilities at Fair Value	$12	$99,368	$3,507	$102,887

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which Farmer Mac has used Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months ended March 31, 2008

	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$99,931	$-	$(2,115)	$131,544	$229,360
Floating rate corporate debt securities	-	400,000	-	(669)	-	399,331
Fixed rate corporate debt securities	500,138	-	-	2,951	-	503,089
Total available-for-sale investment securities	500,138	499,931	-	167	131,544	1,131,780

Trading:
Floating rate asset-backed securities (1)	8,179	(423)	(577)	-	-	7,179
Fixed rate mortgage-backed securities (1)	415,813	29,367	13,846	-	-	459,026
Total trading investment securities	423,992	28,944	13,269	-	-	466,205

Total investment securities	924,130	528,875	13,269	167	131,544	1,597,985

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I Guaranteed Securities	338,958	(19,753)	-	6,067	-	325,272

Trading:
Farmer Mac II Guaranteed Securities (2)	428,670	10,982	5,550	-	-	445,202
Total Farmer Mac Guaranteed Securities	767,628	(8,771)	5,550	6,067	-	770,474

Total Assets at Fair Value	$1,691,758	$520,104	$18,819	$6,234	$131,544	$2,368,459

Liabilities:
Financial Derivatives (3)	$(1,106)	$-	$(2,401)	$-	$-	$(3,507)
Total Liabilities at Fair Value	$(1,106)	$-	$(2,401)	$-	$-	$(3,507)

(1)	Unrealized gains/(losses) are attributable to assets still held as of March 31, 2008 and are recorded in gains/(losses) on trading assets.

(2)	Includes unrealized gains of approximately $5.6 million attributable to assets still held as of March 31, 2008 that are recorded in gains/(losses) on trading assets.

(3)	Unrealized losses are attributable to liabilities still held as of March 31, 2008 and are recorded in losses on financial derivatives.

Fair Value Option

SFAS 159 permits entities to make a one-time election to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Farmer Mac adopted the provisions of SFAS 159 on January 1, 2008 and recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain held-to-maturity Farmer Mac II Guaranteed Securities.  These assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, the changes in fair value of the assets provide partial economic and financial reporting offsets to the related financial derivatives.

Impact of Adopting SFAS 159 to Retained Earnings as of January 1, 2008

	Carrying Value as of January 1, 2008 Prior to Adoption of Fair Value Option	Transition Gain	Fair Value as of January 1, 2008 After Adoption of Fair Value Option
	(in thousands)
Available-for-sale Investment Securities:
Fixed rate GSE preferred stock (1)	$184,655	$2,783	$184,655
Fixed rate mortgage-backed securities (1)	415,813	14,504	415,813

Held-to-maturity Farmer Mac Guaranteed Securities:
Farmer Mac II Guaranteed Securites	427,330	1,340	428,670

Pre-tax cumulative effect of adoption		18,627

Tax effect		6,519

Cumulative effect of adoption to beginning retained earnings		$12,108

(1) Farmer Mac adopted the fair value option for certain securities classified within its investment portfolio previously classified as available-for-sale.  These securities are presented in the condensed consolidated balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and the amount of the transition gain was recognized in accumulated other comprehensive loss prior to the adoption of SFAS 159.

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on mortgage-backed securities and the debt of other government-sponsored enterprises (“GSEs”), futures contracts involving U.S. Treasury securities and interest rate swaps.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac Guaranteed Securities.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument.  Gains or losses generated by these hedge transactions should offset changes in funding costs or Farmer Mac Guaranteed Securities sale prices that occur during the hedge period.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability in accordance with SFAS 133.  Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives in the condensed consolidated statements of operations.

The following table summarizes information related to Farmer Mac’s financial derivatives as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(in thousands)
Interest rate swaps:
Pay-fixed	$1,401,444	$(99,267)	$1,411,772	$(52,941)
Receive-fixed	1,160,000	10,902	1,098,000	1,065
Basis	150,172	(3,507)	161,967	(1,106)
Agency forwards	17,625	(100)	4,233	(2)
Treasury futures	3,500	(12)	1,000	(1)

Total	$2,732,741	$(91,984)	$2,676,972	$(52,985)

As of March 31, 2008, Farmer Mac had approximately $0.4 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive loss related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.2 million of the amount currently reported in accumulated other comprehensive loss will be reclassified into earnings.

As of March 31, 2008, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $150.2 million and a fair value of $(3.5) million.  As of December 31, 2007, these swaps had an outstanding notional amount of $162.0 million and a fair value of $(1.1) million.  Under the terms of those basis swaps, which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Accordingly, Farmer Mac recorded an unrealized loss on those outstanding basis swaps of $2.4 million for the three months ended March 31, 2008.  See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, for additional information on these related party transactions.

(e)	Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008			March 31, 2007

	Loss	Shares	$ per Share	Income	Shares	$ per Share
	(in thousands, except per share amounts)

Basic EPS
Net (loss)/income available to common stockholders	$(8,257)	9,867	$(0.84)	$3,922	10,468	$0.37

Effect of dilutive securities:
Stock options (1)	-	-	-	-	178	-

Diluted EPS	$(8,257)	9,867	$(0.84)	$3,922	10,646	$0.37

(1)
For the three months ended March 31, 2008 and 2007, stock options of 2,218,199 and 440,839 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.

In February 2007, Farmer Mac announced the establishment of a program to repurchase up to one million shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The aggregate number of shares purchased by Farmer Mac under that stock repurchase program reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.  During the three months ended March 31, 2008, Farmer Mac repurchased 31,691 shares of its Class C Non-Voting Common Stock at an average price of $26.13 per share pursuant to the stock repurchase program.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $0.8 million.  All of the shares repurchased under Farmer Mac’s stock repurchase program were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

(f)	Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock.  Upon stock option exercise, new shares are issued by the Corporation.  Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant.  If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant.  Of the 3,750,000 shares authorized to be issued under the plan, 3,745,999 have been issued, net of cancellations as of March 31, 2008, effectively exhausting options available under that plan.  For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.

Farmer Mac recognized $0.3 million and $0.4 million of compensation expense during the three-month periods ended March 31, 2008 and 2007, respectively, related to the non-vested portion of stock option awards that were outstanding as of December 31, 2005.  Additionally, Farmer Mac recognized $0.7 million and $0.3 million of compensation expense related to stock options awarded subsequent to December 31, 2005 for the three-month periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, Farmer Mac had $0.3 million of total unrecognized compensation cost related to stock options outstanding and unvested as of December 31, 2005, all of which is expected to be recognized in the second quarter of 2008.

The following table summarizes stock option activity for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008		March 31, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	2,218,199	$25.48	2,145,705	$23.83
Granted	-	-	1,000	27.77
Exercised	-	-	(9,405)	21.54
Canceled	-	-	(3,335)	23.53
Outstanding, end of period	2,218,199	25.48	2,133,965	23.85

Options exercisable at end of period	1,360,222	$24.46	1,318,998	$24.05

There were no cancellations of stock options during first quarter 2008.  The cancellations of stock options during first quarter 2007 were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date.  There were no exercises of stock options during first quarter 2008.  For first quarter 2007, the additional paid-in capital received from stock option exercises was $193,000.  The reduction of income taxes to be paid as a result of the deduction for stock option exercises in first quarter 2007 was $20,000.

The following table summarizes information regarding options outstanding as of March 31, 2008:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
Range of		Remaining		Remaining
Exercise	Number of	Contractual	Number of	Contractual
Prices	Shares	Life	Shares	Life

$10.00 - $19.99	126,077	6.1 years	125,409	6.1 years
20.00 - 24.99	864,928	4.9 years	703,574	4.5 years
25.00 - 29.99	1,013,026	7.1 years	341,071	5.7 years
30.00 - 34.99	213,668	3.9 years	189,668	3.2 years
35.00 - 39.99	-	-	-	-
40.00 - 44.99	-	-	-	-
45.00 - 50.00	500	4.0 years	500	4.0 years
	2,218,199		1,360,222

There were no stock options granted during first quarter 2008.  The weighted-average grant date fair value of options granted during the year ended December 31, 2007 was $11.24 per share.  The fair value was estimated using the Black-Scholes option pricing model based on the following assumptions:

2007
Risk-free interest rate	4.8%
Expected years until exercise	6 years
Expected stock volatility	36.0%
Dividend yield	1.4%

(g)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(h)	New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, and expands disclosures about fair value measurements.  In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements and the effects of certain of the measurements on earnings or changes in net assets.  In February 2008, FASB issued a final FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In addition, the FSP removes certain leasing transactions from the scope of SFAS 157.  The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Farmer Mac’s adoption of SFAS 157 on January 1, 2008 did not result in a material difference to its fair value measurements.

In February 2007, FASB issued SFAS 159, which permits entities to make a one-time election to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Farmer Mac adopted the provisions of SFAS 159 on January 1, 2008 and recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain held-to-maturity Farmer Mac II Guaranteed Securities.  These assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, the changes in fair value of the assets provide partial economic and financial reporting offsets to the related financial derivatives.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), which expressed the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings.  SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  SAB 109 revises the SEC’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109 retains the SEC’s views on incorporating net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  SAB 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB 109 did not have a material effect on Farmer Mac’s results of operations or financial position.

In April 2007, FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”).  This FSP amends FIN 39 to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements.  The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements.  If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The adoption of FSP FIN 39-1 did not have a material effect on Farmer Mac’s results of operations or financial position.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This standard applies to derivative instruments, non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since SFAS 161 only requires additional disclosures, it will not have an impact on Farmer Mac’s results of operations or financial position.

Note 2.	Investments

The following tables present the amortized cost and fair values of Farmer Mac’s investments as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Fixed rate certificates of deposit	$178,047	$-	$-	$178,047
Fixed rate commercial paper	1,987	-	-	1,987
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	231,475	-	(2,115)	229,360
Floating rate asset-backed securities	71,650	-	(501)	71,149
Floating rate corporate debt securities (2)	960,757	18	(35,288)	925,487
Fixed rate corporate debt securities (3)	501,497	3,089	(25)	504,561
Floating rate Government/GSE guaranteed mortgage-backed securities (4)	403,275	4,392	(549)	407,118
Fixed rate GSE guaranteed mortgage-backed securities	7,942	68	(9)	8,001
Floating rate GSE subordinated debt	70,000	-	(16,676)	53,324
Floating rate GSE preferred stock	52,500	-	(7,437)	45,063
Total available-for-sale	2,479,130	7,567	(62,600)	2,424,097

Trading:
Floating rate asset-backed securities (5)	8,009	-	(830)	7,179
Fixed rate mortgage-backed securities (6)	430,676	28,350	-	459,026
Fixed rate GSE preferred stock	181,547	3,316	(9,241)	175,622
Total trading	620,232	31,666	(10,071)	641,827
Total investment securities	$3,099,362	$39,233	$(72,671)	$3,065,924

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.

(2)	Floating rate corporate debt securities include $400.0 million of mission-related investments.
(3)	Fixed rate corporate debt securities include $500.0 million of mission-related investments.
(4)	Include $20.1 million fair value of floating rate GSE mortgage-backed securities that Farmer Mac has pledged as collateral and for which the counterparty has the right to sell or repledge.
(5)	Floating rate asset-backed securities are comprised of mission-related investments.
(6)	Fixed rate mortgage-backed securities are comprised of mission-related investments.

	As of December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Fixed rate certificates of deposit	$181,864	$-	$-	$181,864
Fixed rate commercial paper	66,339	-	-	66,339
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	131,544	-	-	131,544
Floating rate asset-backed securities	30,000	13	-	30,013
Floating rate corporate debt securities	561,193	1	(19,345)	541,849
Fixed rate corporate debt securities (2)	501,490	138	(3)	501,625
Fixed rate mortgage-backed securities (3)	401,309	14,504	-	415,813
Floating rate Government/GSE guaranteed mortgage-backed securities (4)	437,680	5,016	(192)	442,504
Fixed rate GSE guaranteed mortgage-backed securities	8,330	1	(47)	8,284
Floating rate GSE subordinated debt	70,000	-	(4,397)	65,603
Floating rate GSE preferred stock	52,500	-	(6,406)	46,094
Fixed rate GSE preferred stock	181,873	4,206	(1,424)	184,655
Total available-for-sale	2,624,122	23,879	(31,814)	2,616,187

Trading:
Floating rate asset-backed securities (5)	8,432	-	(253)	8,179
Total trading	8,432	-	(253)	8,179
Total investment securities	$2,632,554	$23,879	$(32,067)	$2,624,366

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.

(2)	Fixed rate corporate debt securities include $500.0 million of mission-related investments.
(3)	Fixed rate mortgage-backed securities are comprised of mission-related investments.
(4)	Include $7.2 million fair value of floating rate GSE mortgage-backed securities that Farmer Mac has pledged as collateral and for which the counterparty has the right to sell or repledge.
(5)	Floating rate asset-backed securities are comprised of mission-related investments.

As of March 31, 2008 and December 31, 2007, unrealized losses on available-for-sale investment securities were as follows:

	As of March 31, 2008
	Available-for-Sale Investment Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$209,360	$(2,115)	$-	$-
Floating rate asset-backed securities	71,149	(501)	-	-
Floating rate corporate debt securities	780,974	(23,118)	124,495	(12,170)
Fixed rate corporate debt securities	1,473	(25)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	81,902	(543)	574	(6)
Fixed rate GSE guaranteed mortgage-backed securities	-	-	804	(9)
Floating rate GSE subordinated debt	53,324	(16,676)	-	-
Floating rate GSE preferred stock	-	-	45,063	(7,437)
Total	$1,198,182	$(42,978)	$170,936	$(19,622)

	As of December 31, 2007
	Available-for-Sale Investment Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$493,458	$(16,732)	$47,369	$(2,613)
Fixed rate corporate debt securities	1,488	(3)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	35,610	(185)	499	(7)
Fixed rate GSE guaranteed mortgage-backed securities	-	-	7,748	(47)
Floating rate GSE subordinated debt	65,603	(4,397)	-	-
Floating rate GSE preferred stock	-	-	46,094	(6,406)
Fixed rate GSE preferred stock	89,385	(1,424)	-	-
Total	$685,544	$(22,741)	$101,710	$(9,073)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2008 and December 31, 2007, as applicable and not due to any significant deterioration in credit rating.  As of March 31, 2008 and December 31, 2007, all of the investment securities in an unrealized loss position were at least “A” rated, except two that were rated “BBB” as of March 31, 2008.  The unrealized losses were on 87 and 65 individual available-for-sale investment securities as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, 10 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $19.6 million.  As of December 31, 2007, 11 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $9.1 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition and not due to any significant underlying credit deterioration of the issuers.  Securities with unrealized losses aged 12 months or more have a fair value as of March 31, 2008 that is at least 84 percent of their amortized cost basis and, on average, at least 94 percent of their amortized cost basis.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale investment securities represent other-than-temporary impairment as of March 31, 2008.  Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

As of March 31, 2008, Farmer Mac did not own any held-to-maturity investments.  As of March 31, 2008, Farmer Mac owned trading investment securities that mature after five years with an amortized cost of $620.2 million, a fair value of $641.8 million, and a weighted average yield of 6.47 percent.  The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2008 are set forth below.  Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities
	Available-for-Sale
	as of March 31, 2008

	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$782,014	$782,746	4.45%
Due after one year through five years	505,502	472,962	3.43%
Due after five years through ten years	517,395	516,509	3.35%
Due after ten years	674,219	651,880	5.00%
Total	$2,479,130	$2,424,097	4.16%

Note 3.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2008 and December 31, 2007.

	March 31, 2008
	Held-to-	Available-
	Maturity	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$31,405	$325,272	$-	$356,677
Farmer Mac II	495,169	-	445,202	940,371
Total	$526,574	$325,272	$445,202	$1,297,048

Amortized cost	$526,574	$314,839	$438,313	$1,279,726
Unrealized gains	5,467	10,433	6,889	22,789
Unrealized losses	(452)	-	-	(452)
Fair value	$531,589	$325,272	$445,202	$1,302,063

	December 31, 2007
	Held-to-	Available-
	Maturity	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$33,961	$338,958	$-	$372,919
Farmer Mac II	925,904	-	-	925,904
Total	$959,865	$338,958	$-	$1,298,823

Amortized cost	$959,865	$334,592	$-	$1,294,457
Unrealized gains	628	5,412	-	6,040
Unrealized losses	(1,562)	(1,046)	-	(2,608)
Fair value	$958,931	$338,958	$-	$1,297,889

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2007.  The available-for-sale unrealized losses were on nine individual securities as of December 31, 2007.  There were no unrealized losses on available-for-sale securities as of March 31, 2008.

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

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2008.

March 31, 2008
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$1,302,063

Weighted-average remaining life (in years)	4.5

Weighted-average prepayment speed (annual rate)	11.7%
Effect on fair value of a 10% adverse change	$(67)
Effect on fair value of a 20% adverse change	$(158)

Weighted-average discount rate	5.4%
Effect on fair value of a 10% adverse change	$(20,347)
Effect on fair value of a 20% adverse change	$(41,712)

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

The table below presents the outstanding principal balances for Farmer Mac Guaranteed Securities, loans, and LTSPCs as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$753,823	$762,319
Guaranteed Securities	345,261	367,578
Farmer Mac II:
Guaranteed Securities	929,639	921,802
Total on-balance sheet	$2,028,723	$2,051,699

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,943,181	$1,948,941
AgVantage	2,500,000	2,500,000
Guaranteed Securities	1,922,861	2,018,300
Farmer Mac II:
Guaranteed Securities	29,805	24,815
Total off-balance sheet	$6,395,847	$6,492,056

Total	$8,424,570	$8,543,755

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the condensed consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  No impairment was recognized during the three months ended March 31, 2008 and 2007.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three months ended March 31, 2008 and 2007 and the outstanding balances and carrying amounts of all such loans as of March 31, 2008 and December 31, 2007, respectively.

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)

Fair value at acquistion date	$1,163	$833
Contractually required payments receivable	1,326	871

	As of
	March 31, 2008	December 31, 2007
	(in thousands)

Outstanding balance	$34,333	$38,621
Carrying amount	30,031	34,541

Net credit losses for the three months ended March 31, 2008 and 2007 and 90-day delinquencies as of March 31, 2008, December 31, 2007 and March 31, 2007 for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $2.4 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of March 31, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of March 31, 2008, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of March 31, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

	90-Day			Net Credit
	Delinquencies (1)			Losses/(Recoveries) (2)
	As of	As of	As of	For the Three Months Ended
	March 31,	December 31,	March 31,	March 31,
	2008	2007	2007	2008	2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$6,989	$10,024	$22,864	$39	$-
Total on-balance sheet	$6,989	$10,024	$22,864	$39	$-

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$3,985	$560	$5,477	$-	$-
Total off-balance sheet	$3,985	$560	$5,477	$-	$-

Total	$10,974	$10,584	$28,341	$39	$-

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

Comprehensive (loss)/income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive (loss)/income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)

Net (loss)/income	$(7,697)	$4,482

Available-for-sale securities, net of tax:
Net unrealized holding (losses)/gains (1)	(15,435)	4,688

Financial derivatives, net of tax:
Reclassification for amortization of SFAS 133 transition adjustment (2)	72	91

Other comprehensive (loss)/income, net of tax	(15,363)	4,779

Comprehensive (loss)/income	$(23,060)	$9,261

(1)	Unrealized holding (losses)/gains on available-for-sale securities is shown net of income tax benefit/(expense) of $8.3 million and $(2.5) million in first quarter 2008 and 2007, respectively.
(2)	Amortization of SFAS 133 transition adjustment is shown net of income tax expense of $39,000 and $49,000 in first quarter 2008 and 2007, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive loss as of March 31, 2008 and December 31, 2007 and changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007
	(in thousands)
Available-for-sale securities:
Beginning balance	$(2,320)	$5,802
Reclassification adjustment to retained earnings for SFAS 159 adoption, net of tax	(11,237)	-
Adjusted beginning balance	(13,557)	5,802
Net unrealized holding losses, net of tax	(15,435)	(8,122)
Ending balance	$(28,992)	$(2,320)

Financial derivatives:
Beginning balance	$(473)	$(846)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	72	373
Ending balance	$(401)	$(473)

Accumulated other comprehensive loss, net of tax	$(29,393)	$(2,793)

Note 5.	Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

Overview

Farmer Mac offers approved agricultural and rural residential mortgage lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program; and (2) LTSPCs, which are available only through the Farmer Mac I program.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  In accordance with FIN 45, Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, including prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural mortgage loans and other mortgage assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes cash flows received from and paid to these trusts:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Proceeds from new securitizations	$577	$200
Guarantee fees received	3,547	3,265
Servicing advances	-	8
Repayment of servicing advances	1	19

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2008 and December 31, 2007, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	March 31,	December 31,
	2008	2007
	(in thousands)
Post-1996 Act Farmer Mac I Guaranteed Securities	$4,422,861	$4,518,300
Farmer Mac II Guaranteed Securities	29,805	24,815
Total Farmer Mac I and II	$4,452,666	$4,543,115

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $34.6 million as of March 31, 2008 and $36.4 million as of December 31, 2007.  As of March 31, 2008, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 15.4 years.

Long-Term Standby Purchase Commitments (LTSPCs)

An LTSPC is a commitment by Farmer Mac to purchase on one or more unspecified future dates, from a segregated pool of eligible loans, either: (a) loans delinquent 120 days or more at par plus accrued interest, or (b) performing loans at a mark-to-market negotiated price.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

As of March 31, 2008 and December 31, 2007, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.9 billion.

As of March 31, 2008, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.1 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $16.9 million as of March 31, 2008 and $15.7 million as of December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

This discussion and analysis of financial condition and results of operations should be read together with:  (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, and uncertainties regarding:

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

Critical Accounting Policies and Estimates

The critical accounting policies that are both important to the portrayal of Farmer Mac’s financial condition and results of operations and require complex, subjective judgments are the accounting policies for the allowance for losses and fair value measurements.

Allowance for Losses.  For a discussion of Farmer Mac’s accounting policy for the allowance for losses and the related use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policy and Estimates” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

Fair Value Measurement.  During first quarter 2008, Farmer Mac determined that its accounting policy for measurement of fair values was a critical accounting policy.  A significant portion of Farmer Mac’s assets consists of financial instruments that are measured at fair value in the condensed consolidated balance sheets.  For financial instruments that are complex in nature or for which observable inputs are not available, the measurement of fair value requires significant management judgments and assumptions.  These judgments and assumptions, as well as changes in market conditions, may have a material impact on the condensed consolidated balance sheets and statements of operations.  While Farmer Mac’s fair value measurement methods have not changed from previous reporting periods, additional disclosures of such measurement methods are required by the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as described in Note 1(c) to the condensed consolidated financial statements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.  The amount of judgment involved in measuring the fair value of a financial instrument is affected by a number of factors, such as the type of investment, the liquidity of the markets for the instrument and the contractual characteristics of the instrument.  Farmer Mac uses one of the following three practices for estimating fair value, the selection of which is based on the reliability and availability of relevant market data: (1) quoted market prices for identical instruments, (2) quoted prices, from multiple third parties, in markets that are not active or for which all significant inputs are observable, either directly or indirectly, or (3) analytical models that employ techniques such as discounted cash flow approach and that include market-based assumptions such as prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Price transparency tends to be limited in less liquid markets where quoted market prices or observable market data may not be available.  Farmer Mac regularly refines and enhances its valuation methodologies to correlate more closely to observable market data.  When observable market prices or data are not readily available or do not exist, the estimation of fair value may require significant management judgment and assumptions.  The estimates are subject to change in future reporting periods if such conditions and information change.  For example, volatility in credit markets could result in wider credit spreads, which may change fair value measurements for certain financial instruments.

Farmer Mac’s assets and liabilities presented at fair value in the condensed consolidated balance sheet on a recurring basis include:

•	Investment securities;
•	Farmer Mac Guaranteed Securities classified as available-for-sale and trading; and
•	Financial derivatives.

The changes in fair value from period to period are recorded either in the condensed consolidated balance sheet to accumulated other comprehensive income/(loss) or in the condensed consolidated statement of operations as gains/(losses) on financial derivatives or gains/(losses) on trading assets.

As of March 31, 2008, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $2.4 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 43 percent of total assets and 60 percent of financial instruments measured at fair value as of March 31, 2008.  Assets underlying these financial instruments measured as Level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets
Farmer Mac II Guaranteed Securities	Portions of loans guaranteed by USDA pursuant to the Consolidated Farm Rural Development Act.
Farmer Mac I Guaranteed Securities	Agricultural mortgage loans eligible under Farmer Mac’s credit underwriting, collateral valuation, documentation and other standards.
Corporate debt and mortgage-backed securities (mission-related investments approved by the Farm Credit Administration (“FCA”))	General obligations of the National Rural Utilities Cooperative Finance Corporation (“Nat Rural”) and/or mortgage loans made to rural electric distribution cooperatives by Nat Rural.
Auction-rate certificates (“ARCs”)	Guaranteed student loans that are backed by the full faith and credit of the United States.

Due to the absence of an active auction market or other market trading in ARCs, during first quarter 2008 Farmer Mac transferred all of its ARCs from Level 2 to Level 3 and recorded the ARCs as of March 31, 2008 at fair values of between 99 percent of par and par as described below in “—Liquidity and Capital Resources – Liquidity.”  The discounted values reflect uncertainty regarding the ability to obtain par in the absence of any active market trading.  The par valuations reflect actual par tender offers received on some of Farmer Mac’s ARC holdings.

Results of Operations

Overview.  The net loss to common stockholders for first quarter 2008 was $8.3 million or $0.84 per diluted common share, compared to net income of $3.9 million or $0.37 per diluted common share for first quarter 2007.  The net loss for first quarter 2008 was due principally to reductions in the fair value of financial derivatives caused by the decline in interest rates during the quarter.  During first quarter 2008, Farmer Mac recorded losses on financial derivatives of $41.7 million, compared to losses on financial derivatives of $4.0 million during first quarter 2007.  Although Farmer Mac’s financial derivatives provide highly effective economic hedges of interest rate risk, accounting elected under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) required the losses on the financial derivatives to be reflected in net income for first quarter 2008, while a majority of the offsetting economic gains on the hedged items were not reflected in net income.  Similarly, under SFAS 133, the losses on financial derivatives for first quarter 2007 were reflected in net income, while the offsetting economic gains on the hedged items were not.  As a result of Farmer Mac’s classification of its financial derivatives as undesignated hedges under SFAS 133, factors unrelated to the performance of the Corporation’s business, such as changes in interest rates, may cause the Corporation’s earnings under accounting principles generally accepted in the United States of America (“GAAP”) to be more volatile than – and even counter-directional to – the underlying economics of its business operations.  Notwithstanding that increased volatility, the Corporation intends to continue to use financial derivatives to manage interest rate risk and optimize its cost of funds.  The Board and management of Farmer Mac focus on the long-term growth of its business and its overall economic return to stockholders, rather than the short-term volatility of GAAP net income.

On January 1, 2008, with the adoption of SFAS 159, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed securities at fair value, with changes in fair value reflected in earnings as they occur.  These assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, the changes in fair value of the assets provide partial economic and financial reporting offsets to the related financial derivatives.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During first quarter 2008, the net increase in fair value of the assets selected for the fair value option resulted in Farmer Mac recording net gains on trading assets of $10.7 million.

Beyond the impacts of SFAS 133 and SFAS 159 on net income, Farmer Mac’s financial results in first quarter 2008 were driven by growth in guarantee and commitment fees and a significant increase in net interest income due to continuing interest rate and credit spread volatility in the capital markets.  As a result of Farmer Mac’s regular issuance of discount notes and medium-term notes and its status as a federally-chartered instrumentality of the United States, Farmer Mac has had ready access to the capital markets at favorable rates.  Throughout this period, Farmer Mac’s short-term funding spreads below the corresponding London Interbank Offered Rate, or LIBOR, were significantly more advantageous than historical levels.  Consequently, Farmer Mac’s net interest yield on investments and program assets was significantly higher during first quarter 2008 than its net interest yields earned on such assets in its historical experience.  Also during first quarter 2008, widening of credit market spreads caused a decline in the fair value of many corporate securities in Farmer Mac’s investment portfolio, resulting in increased unrealized losses, some of which may be realized in the future if those securities are not held to maturity and do not otherwise recover in value.

Farmer Mac’s outstanding program volume as of March 31, 2008 was $8.4 billion, compared to $8.5 billion as of December 31, 2007 and $7.4 billion as of March 31, 2007.  During first quarter 2008, Farmer Mac:

•	added $53.3 million of Farmer Mac I loans under LTSPCs;
•	purchased $37.5 million of newly originated and current seasoned Farmer Mac I loans; and
•	purchased $53.1 million of Farmer Mac II USDA-guaranteed portions of loans.

In addition to this program volume, in March 2008 Farmer Mac purchased a mission-related investment of $400.0 million in notes issued by Nat Rural and secured by mortgage indebtedness issued by rural electric distribution cooperatives serving communities across rural America, in accordance with parameters established by FCA.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the continued upward trends in agricultural land values, and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate allowance for losses as of March 31, 2008 was $3.8 million, which was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities).  The allowance for losses was $3.9 million and 8 basis points as of December 31, 2007 and March 31, 2007.

As of March 31, 2008, Farmer Mac’s 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after enactment of the 1996 Act that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $11.0 million, representing 0.22 percent of the principal balance of the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $28.3 million (0.58 percent) as of March 31, 2007.

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income was $17.9 million for first quarter 2008, compared to $9.1 million for first quarter 2007.  The net interest yield was 131 basis points for the three months ended March 31, 2008, compared to 73 basis points for the three months ended March 31, 2007.

Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date.  The effect of SFAS 140 was the classification of approximately $0.9 million (6 basis points) of guarantee fee income as interest income for the three months ended March 31, 2008, compared to $0.8 million (7 basis points) for the three months ended March 31, 2007.

As discussed in Note 1(d) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives.  For the three months ended March 31, 2008 and 2007, this classification resulted in an increase of the net interest yield of $2.1 million (15 basis points) and $0.2 million (1 basis point), respectively.

The net interest yields for the three months ended March 31, 2008 and 2007 included the benefits of yield maintenance payments of $1.4 million (10 basis points) and $1.3 million (10 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.  For the three months ended March 31, 2008 and 2007, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $0.9 million or $0.09 per diluted share and $0.8 million or $0.08 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2008 and 2007.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.  The average rate earned on cash and investments reflects lower short-term market rates during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and the short-term or floating rate nature of most investments acquired or reset during 2008.  The lower average rate on loans and Farmer Mac Guaranteed Securities during the three months ended March 31, 2008 reflects the decline in market rates reflected in the rates on loans acquired or reset during that period compared to the rates on loans that have matured.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during 2008.

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$3,428,911	$41,508	4.84%	$2,921,163	$38,992	5.34%
Loans and Farmer Mac Guaranteed Securities	2,028,091	30,601	6.04%	2,023,941	30,722	6.07%
Total interest-earning assets	5,457,002	72,109	5.29%	4,945,104	69,714	5.64%

Funding:
Notes payable due within one year	3,741,942	35,809	3.83%	3,097,860	40,006	5.17%
Notes payable due after one year	1,484,186	18,362	4.95%	1,643,368	20,626	5.02%
Total interest-bearing liabilities	5,226,128	54,171	4.15%	4,741,228	60,632	5.12%
Net non-interest-bearing funding	230,874			203,876
Total funding	$5,457,002	54,171	3.97%	$4,945,104	60,632	4.90%
Net interest income/yield		$17,938	1.31%		$9,082	0.73%

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable-rate investments and adjustable-rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans and Farmer Mac Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to the decrease in capital markets interest rates.

	Three Months Ended March 31, 2008
	Compared to Three Months Ended
	March 31, 2007
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(3,851)	$6,367	$2,516
Loans and Farmer Mac Guaranteed Securities	(184)	63	(121)
Total	(4,035)	6,430	2,395
Expense from interest-bearing liabilities	(12,249)	5,789	(6,460)
Change in net interest income	$8,214	$641	$8,855

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.6 million for first quarter 2008, compared to $5.9 million for first quarter 2007.  The effect of SFAS 140 classified guarantee fees of $0.9 million as interest income for first quarter 2008, compared to $0.8 million for first quarter 2007, although management considers the amounts to have been earned in consideration for the assumption of credit risk.  That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk.  When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk.  The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold, except to the extent attributable to any retained interest-only strip.

Expenses.  General and administrative expenses were $2.0 million for first quarter 2008, compared to $2.3 million for the first quarter 2007.  The reductions in general and administrative expenses are due to lower amounts spent on professional fees related to new products and regulatory compliance matters during 2008 compared to 2007.  Compensation and employee benefits were $3.7 million for first quarter 2008, compared to $3.1 million for the first quarter 2007.  Farmer Mac recognized compensation expense related to stock options of $0.9 million for first quarter 2008, compared to $0.7 million for the first quarter 2007.  For more information on stock option expense, see Note 1(f) to the condensed consolidated financial statements.

Regulatory fees for first quarter 2008 and first quarter 2007 were $0.5 million and $0.6 million, respectively.  FCA has advised the Corporation that its estimated fees for the federal fiscal year ended September 30, 2008 will be $2.1 million, compared to $2.2 million for the federal fiscal year ended September 30, 2007.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.  Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at approximately the same levels through the end of 2008, except legal fees, which are expected to increase as a result of anticipated increased legal work attributable to transactions and corporate governance matters.

During first quarter 2008, Farmer Mac made no provision for its allowance for losses, compared to a release of $0.6 million in first quarter 2007.  See “—Risk Management—Credit Risk” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses.  As of March 31, 2008, Farmer Mac’s total allowance for losses was $3.8 million, which was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $3.9 million and 8 basis points as of December 31, 2007.

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income.  As discussed in Note 1(d) to the condensed consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives.  The losses on financial derivatives recorded in Farmer Mac’s condensed consolidated statements of operations for the first quarter 2008 and 2007 were $41.7 million and $4.0 million, respectively.  On January 1, 2008, with the adoption of SFAS 159, Farmer elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  During first quarter 2008, the net increase in fair value of the assets selected for the fair value option resulted in Farmer Mac recording net gains on trading assets of $10.7 million.  These assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, the changes in fair value of the assets provide partial economic and financial reporting offsets to the related financial derivatives.

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

Business Volume.  New business volume for first quarter 2008 was $143.9 million, compared to $354.1 million in fourth quarter 2007 and $471.5 million in first quarter 2007.  Much of Farmer Mac’s business volume during the past year has been a product of the Corporation’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions.  These transactions tend to be larger portfolio transactions that have ranged up to $1.0 billion.  No such large transactions were completed during first quarter 2008.  The design of these transactions is such that the ongoing guarantee and commitment fee income from prior transactions continues to contribute to earnings.  Moreover, Farmer Mac sees prospects for additional similar large portfolio transactions, though no assurance can be given at this time as to the certainty or timing of similar transactions in the future.

Looking ahead, Farmer Mac remains confident of opportunities for increased business volume and income growth as a result of the Corporation’s product development and marketing efforts.  Farmer Mac’s marketing initiatives, which continue to generate business opportunities for 2008 and, it believes, beyond, include:

•	increased use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage portfolios;
•	agribusiness and rural development loans associated with agriculture, in fulfillment of Farmer Mac’s Congressional mission;
•	new structures for LTSPC transactions, including risk sharing provisions; and
•
a recently renewed and expanded alliance with the American Bankers Association (“ABA”), under which Farmer Mac facilitates access and offers improved pricing to ABA member institutions and the ABA promotes member participation in the Farmer Mac I program.

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

The first formal Farm Bill conference meeting between House and Senate members took place on April 10, 2008.  During a meeting on April 15th, the House receded to the Senate language on rural utility loans (referenced above).  That section of the bill is now considered closed and additional changes are not anticipated.  The conference committee still has to file a conference report.  At this time, no assurance can be given that the conference report will be enacted into law or, if enacted, that it will result in significant additional business volume for Farmer Mac.

Notwithstanding these efforts and developments, Farmer Mac’s business with agricultural mortgage lenders has been and may continue to be constrained by:
•	changes in the capital, liquidity or funding needs of major business partners;
•	alternative sources of capital, funding and credit enhancement for agricultural lenders; and
•	increased competition in the secondary market for agricultural mortgage loans.

For a more detailed discussion of these factors and the related effects on Farmer Mac’s business volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook for 2008” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

The following table sets forth Farmer Mac I and Farmer Mac II loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$37,468	$21,644
LTSPCs	53,281	396,322
Farmer Mac II Guaranteed Securities	53,114	53,548
Total purchases, guarantees and commitments	$143,863	$471,514

Farmer Mac I Guaranteed Securities issuances:
Sold	$577	$200
Retained	-	-
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	-	303,766
Total	$577	$303,966

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$37,468	$21,644

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	304	-

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	859	833

Defaulted loans purchased underlying LTSPCs	-	-

Total loan purchases	$38,631	$22,477

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during each of first quarter 2008 and first quarter 2007 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2008 and first quarter 2007, 80 percent and 77 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.8 years and 15.2 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2008 and first quarter 2007 was 9.9 years and 8.4 years, respectively.

USDA’s most recent publications (as available on USDA’s website as of May 1, 2008) forecast:

•	2008 net cash farm income to be $96.6 billion, an increase of $9 billion over 2007 estimates, and a 42 percent premium over the 10-year average of $68 billion.

•	2008 net farm income to be $92.3 billion, an increase of $3.6 billion over 2007 estimates, and a sizable increase ($31 billion) over the 10-year average of $61.1 billion.
•
Total direct U.S. government payments to be $13.4 billion in 2008, up from $12 billion in 2007, but still 20 percent below the 5-year average.  Direct payment rates are fixed in legislation and are not affected by the level of program crop prices.

•	Countercyclical payments to decrease to $0.93 billion in 2008 from $1.2 billion in 2007.
•	Marketing loan benefits, which include loan deficiency payments, marketing loan gains, and certificate exchange gains, to drop to $8 million in 2008 from $947 million in 2007.
•	The value of U.S. farm real estate to increase 14.9 percent in 2008 to $2.2 trillion from the current projection of $1.9 trillion for 2007.
•	The amount of farm real estate debt to increase by 2.8 percent in 2008 to $120.8 billion, compared to the current projection of $117.5 billion in 2007.

The USDA forecasts referenced above relate to U.S. agriculture generally, but should collectively be favorable for Farmer Mac’s financial condition relative to its exposure to outstanding guarantees and commitments, as they indicate strong borrower cash flows, and increased farm real estate values in most U.S. agricultural regions.

Balance Sheet Review

As of March 31, 2008, Farmer Mac had $200.0 million of cash and cash equivalents and $3.1 billion of investment securities, compared to $101.4 million of cash and cash equivalents and $2.6 billion of investment securities as of December 31, 2007.  The increase in investment securities during the three months ended March 31, 2008 includes Farmer Mac’s mission-related investment purchase of a $400.0 million corporate debt security issued by Nat Rural and secured by mortgage indebtedness issued by rural electric distribution cooperatives.  That transaction provided Nat Rural with liquidity and attractive financing rates for its rural utility cooperative members that serve rural communities and support agriculture in 47 states, and advanced Farmer Mac’s financial role in and commitment to rural America.

During the three months ended March 31, 2008, on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) decreased by $10.6 million, as new loan purchases were offset by principal paydowns on program assets.

Consistent with the net increase in total assets of $528.4 million during the three months ended March 31, 2008, total liabilities increased $552.0 million from December 31, 2007 to March 31, 2008.  This increase in liabilities was primarily due to the $532.5 million increase in notes payable, the proceeds of which were used to fund the purchase of assets.  As of March 31, 2008, Farmer Mac had a guarantee and commitment obligation of $51.5 million, compared to $52.1 million as of December 31, 2007.   For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the three months ended March 31, 2008, accumulated other comprehensive loss increased $26.6 million, which was primarily the result of $29.0 million after-tax unrealized losses on securities available-for-sale as of March 31, 2008, compared to $2.3 million after-tax unrealized losses on securities available-for-sale as of December 31, 2007.  Accumulated other comprehensive loss is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  As of March 31, 2008, Farmer Mac’s core capital totaled $229.4 million, compared to $226.4 million as of December 31, 2007.  As of March 31, 2008, core capital exceeded Farmer Mac’s statutory minimum capital requirement of $200.3 million by $29.1 million.

Farmer Mac was in compliance with its risk-based capital standards as of March 31, 2008.  The risk-based capital stress test generated a regulatory capital requirement of $30.4 million as of March 31, 2008 as compared to $42.8 million as of December 31, 2007.  The large quarter-to-quarter decline in the risk-based capital requirement is the result of enhanced net interest income due to larger than usual net interest spreads on investments and program assets as Farmer Mac’s short-term funding spreads below the corresponding LIBOR were significantly more advantageous than historical levels.  As of March 31, 2008, Farmer Mac’s regulatory capital of $233.2 million exceeded the risk-based capital requirement by approximately $202.8 million.

In the September 13, 2007 issue of the Federal Register, FCA published for public comment a proposed rule that would revise certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  The public comment period for that proposed rule closed October 29, 2007.  Farmer Mac has provided written comments on the proposed rule to FCA.  In its announcement of the proposed rule FCA stated that the purpose of the proposed changes is “to more accurately reflect changes in Farmer Mac’s operations or business practices.”  In the preamble to the proposed rule, FCA noted that had the proposed rule been in effect on March 31, 2007, Farmer Mac’s risk-based capital requirement as of that date would have been approximately $100.1 million, compared to the risk-based capital requirement of approximately $80.8 million under the existing risk-based capital stress test at that time.  The FCA Board adopted a final rule for the Farmer Mac risk-based capital stress test on April 10, 2008.  Farmer Mac has not seen the final rule and does not know what changes FCA has made to the proposed rule in developing the final rule.  As noted above, Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.

Off-Balance Sheet Program Activities

Farmer Mac offers approved agricultural and rural residential mortgage lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program or the Farmer Mac II program, and (2) LTSPCs, which are available only through the Farmer Mac I program.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  See Note 5 to the interim unaudited condensed consolidated financial statements for further information regarding Farmer Mac’s off-balance sheet program activities.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of March 31, 2008, 47 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 80 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties.  Of the Farmer Mac I fixed rate loans purchased in first quarter 2008, 7 percent had yield maintenance or another form of prepayment protection.  As of March 31, 2008, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 26.3 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in first quarter 2008, 1.4 percent contained various forms of prepayment penalties.

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

Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding.  Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities.  As of March 31, 2008, $1.9 billion of the $3.1 billion of investment securities (62.6 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of March 31, 2008 and December 31, 2007 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.  During first quarter 2008, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities.

		Percentage Change in MVE from Base Case
	Interest Rate	March 31,	December 31,
	Scenario	2008	2007

	+ 300bp	-13.9%	-10.6%
	+ 200bp	-8.1%	-6.3%
	+ 100bp	-3.1%	-2.5%
	- 100bp	0.3%	-0.1%
	- 200bp	N/A*	-1.4%
	- 300bp	N/A*	-3.4%

*	As of March 31, 2008, a parallel shift of -200 and -300 basis points of the U.S. Treasury yield curve produced negative interest rates for maturities of 2 years and shorter.

As of March 31, 2008, a parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 3.0 percent, while a parallel decrease of 100 basis points would have decreased NII by 0.8 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of March 31, 2008, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.  As of March 31, 2008, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 0.8 months, compared to plus 0.7 months as of December 31, 2007.  Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable.  Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of March 31, 2008, Farmer Mac had $2.7 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years.  Of those interest rate swaps, $1.4 billion were floating-to-fixed rate interest rate swaps, $1.2 billion were fixed-to-floating interest rate swaps and $0.1 billion were basis swaps.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  As discussed in Note 1(d) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of March 31, 2008, Farmer Mac had uncollateralized net exposure of $2.3 million to one counterparty.

Credit Risk.  Farmer Mac’s primary exposure to credit risk is the risk of loss resulting from the inability of borrowers to repay their mortgages in conjunction with a deficiency in the value of the collateral relative to the amount outstanding on the mortgage and the costs of liquidation.  Farmer Mac has established underwriting, collateral valuation (appraisal) and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.

Farmer Mac’s allowance for losses is presented in three components on its condensed consolidated balance sheets:

•	an “Allowance for loan losses” on loans held;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned”; and
•	an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs, which is included in the balance sheet under “Reserve for losses.”

Farmer Mac’s provision for losses is presented in two components on its condensed consolidated statements of operations:

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

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2007, Farmer Mac had not experienced any credit losses on any Pre-1996 Act Farmer Mac I Guaranteed Securities.  In third quarter 2007, Farmer Mac charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $2.4 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of March 31, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of March 31, 2008, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of March 31, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2008 and 2007:

	March 31, 2008

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Beginning balance	$1,690	$-	$2,197	$3,887
Provision/(recovery) for losses	-	-	-	-
Charge-offs	(39)	-	-	(39)
Recoveries	-	-	-	-

Ending balance	$1,651	$-	$2,197	$3,848

	March 31, 2007

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	-	(413)	(628)
Charge-offs	-	-	-	-
Recoveries	-	-	-	-

Ending balance	$1,730	$-	$2,197	$3,927

During first quarter 2008, Farmer Mac made no provision for its allowance for losses, compared to a release of $0.6 million in first quarter 2007.  During first quarter 2008, Farmer Mac had $39,000 of charge-offs against the allowance for losses and no recoveries.  Farmer Mac did not have any recoveries or charge-offs against the allowance for losses during first quarter 2007.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in first quarter 2008 or first quarter 2007.  As of March 31, 2008, Farmer Mac’s allowance for losses totaled $3.8 million, or 8 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $3.9 million (8 basis points) as of December 31, 2007.

As of March 31, 2008, Farmer Mac’s 90-day delinquencies totaled $11.0 million and represented 0.22 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $28.3 million (0.58 percent) as of March 31, 2007.  As of March 31, 2008, Farmer Mac’s non-performing assets (which include 90-day delinquencies, loans performing in bankruptcy, and real estate owned) totaled $31.6 million and represented 0.64 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $50.0 million (1.02 percent) as of March 31, 2007.  Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding
	Post-1996 Act
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-Day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2008	$4,933,720	$31,640	0.64%	$20,666	$10,974	0.22%
December 31, 2007	5,063,164	31,924	0.63%	21,340	10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%

(1)	Excludes loans underlying AgVantage securities.

As of March 31, 2008, approximately $1.3 billion (26.4 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.5 billion (30.7 percent) as of March 31, 2007.

As of March 31, 2008, Farmer Mac individually analyzed $13.3 million of its $41.2 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $27.9 million of impaired assets, for which updated valuations were not available, in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $13.3 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances for any of its impaired assets as of March 31, 2008.  Farmer Mac’s non-specific or general allowances were $3.8 million as of March 31, 2008.

As of March 31, 2008, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs was 49.8 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 56.7 percent.  The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio
as of March 31, 2008
(dollars in thousands)
	Post-1996 Act
	Non-performing
Original LTV Ratio	Assets	Percentage
0.00% to 40.00%	$2,576	8%
40.01% to 50.00%	6,154	19%
50.01% to 60.00%	12,326	40%
60.01% to 70.00%	9,963	31%
70.01% to 80.00%	402	1%
80.01% +	219	1%
Total	$31,640	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, post-1996 Act non-performing assets as of March 31, 2008 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets
	Distribution of
	Outstanding	Outstanding	Post-1996 Act
	Loans,	Loans,	Non-	Non-
	Guarantees and	Guarantees and	performing	performing
	LTSPCs	LTSPCs (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	11%	$528,448	$7,421	1.40%
1997	4%	205,181	3,350	1.63%
1998	7%	339,507	5,291	1.56%
1999	8%	390,434	4,348	1.11%
2000	4%	208,568	3,045	1.46%
2001	8%	383,081	3,145	0.82%
2002	9%	464,209	837	0.18%
2003	10%	483,884	777	0.16%
2004	7%	356,961	299	0.08%
2005	11%	541,532	697	0.13%
2006	12%	565,779	1,821	0.32%
2007	8%	416,177	609	0.15%
2008	1%	49,959	-	0.00%

Total	100%	$4,933,720	$31,640	0.64%

By geographic region (3):
Northwest	16%	$797,491	$23,355	2.93%
Southwest	38%	1,908,843	2,133	0.11%
Mid-North	23%	1,112,035	1,779	0.16%
Mid-South	11%	549,402	2,134	0.39%
Northeast	8%	380,901	828	0.22%
Southeast	4%	185,048	1,411	0.76%

Total	100%	$4,933,720	$31,640	0.64%

By commodity/collateral type:
Crops	41%	$2,015,523	$16,507	0.82%
Permanent plantings	19%	948,608	10,676	1.13%
Livestock	26%	1,288,979	3,064	0.24%
Part-time farm/rural housing	7%	356,883	1,246	0.35%
Ag storage and processing (including ethanol facilities)	6%	284,045	-	0.00%
Other	1%	39,682	147	0.37%

Total	100%	$4,933,720	$31,640	0.64%

(1)	Excludes loans underlying AgVantage securities.
(2)
Includes loans 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy(including loans performing under either their original loan terms or a court-approved bankruptcy plan), and real estate owned.

(3)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of March 31, 2008, by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Post-1996 Act Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs

	Cumulative
	Original Loans,		Cumulative	Cumulative
	Guarantees		Net Credit	Loss
	and LTSPCs (1)		Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,433,997		$1,589	0.05%
1997	758,090		2,493	0.33%
1998	1,132,337		3,895	0.34%
1999	1,155,461		1,291	0.11%
2000	742,578		2,285	0.31%
2001	1,082,370		701	0.06%
2002	1,070,784		-	0.00%
2003	872,958		-	0.00%
2004	613,925		-	0.00%
2005	734,965		49	0.01%
2006	692,852		-	0.00%
2007	482,421		-	0.00%
2008	50,744		-	0.00%

Total	$12,823,482		$12,303	0.10%

By geographic region (2):
Northwest	$2,383,787		$6,896	0.29%
Southwest	5,182,573		4,784	0.09%
Mid-North	2,188,662		57	0.00%
Mid-South	1,078,991		336	0.03%
Northeast	1,098,804		1	0.00%
Southeast	890,665		229	0.03%

Total	$12,823,482		$12,303	0.10%

By commodity/collateral type:
Crops	$5,196,662		$11	0.00%
Permanent plantings	2,898,366		9,359	0.32%
Livestock	3,264,012		2,676	0.08%
Part-time farm/rural housing	914,187		257	0.03%
Ag storage and processing (including ethanol facilities)	411,389	(3)	-	0.00%
Other	138,866		-	0.00%

Total	$12,823,482		$12,303	0.10%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY);Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN,MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of March 31, 2008, approximately $64.1 million of the loans were not yet disbursed by the lender.

Liquidity and Capital Resources

Farmer Mac has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future and, in accordance with Farmer Mac’s commitment to FCA, has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  During first quarter 2008, Farmer Mac maintained an average of 85 days of liquidity.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $5.1 billion was outstanding as of March 31, 2008), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, mission-related assets and non-program investment assets in accordance with policies established by its board of directors.

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

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs.  As of March 31, 2008, Farmer Mac’s portfolio of non-program investments consisted of: $200.0 million of cash and cash equivalents; $689.1 million of securities issued or guaranteed by GSEs or the U.S. Government and its agencies; $2.0 million of commercial paper; $178.0 million of commercial bank certificates of deposit; $300.5 million of asset-backed securities (principally backed by Government guaranteed student loans); and $527.6 million of corporate debt securities, including financial institutions.  In addition, Farmer Mac held $1.4 billion of mission-related investments authorized by FCA.  Farmer Mac did not hold any investments in securities backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days.  Farmer Mac held $229.4 million of ARCs as of March 31, 2008 and $131.5 million as of December 31, 2007.  From mid-February through mid-May 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time and there may be no efficient auction mechanism for selling these securities in the near term.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called or repurchased during the next twelve months.  Due to the absence of an active auction market or other market trading in ARCs, during first quarter 2008 Farmer Mac transferred all of its ARCs from Level 2 to Level 3 and recorded the ARCs as of March 31, 2008 at fair values of between 99 percent of par and par.  The discounted values reflect uncertainty regarding the ability to obtain par in the absence of any active market trading.  The par valuations reflect actual par tender offers received on some of Farmer Mac’s ARC holdings.  On April 22, 2008, Farmer Mac received a par tender offer for $20.0 million of its ARC holdings.  Farmer Mac has tendered those bonds and will receive par upon settlement on May 21, 2008.

Capital.  During 2005, Farmer Mac established a program to repurchase up to 10 percent, or 958,632 shares, of the Corporation’s outstanding Class C Non-Voting Common Stock.  During first quarter 2007, the aggregate number of shares repurchased by Farmer Mac under the 2005 program reached the maximum number of authorized shares, thereby terminating that program according to its terms.  At that time, Farmer Mac announced the establishment of an additional program to repurchase up to one million additional shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  During first quarter 2008, the aggregate number of shares repurchased by Farmer Mac under the 2007 program reached the maximum number of authorized shares, thereby terminating that program according to its terms.  During first quarter 2008 and first quarter 2007, Farmer Mac repurchased 31,691 and 360,482 shares, respectively, of its Class C Non-Voting Common Stock at an average price of $26.13 and $26.24 per share, respectively, pursuant to the Corporation’s stock repurchase programs.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $0.8 million and $9.5 million, respectively.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  Each dividend was paid on the last business day of each quarter to holders of record as of a fixed day at least two weeks prior to the dividend payment date.  On April 3, 2008, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on June 30, 2008 to holders of record as of June 13, 2008.  Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 17, 2008.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I
	Loans and
	Guaranteed
	Securities	LTSPCs (1)	Farmer Mac II	Total
	(in thousands)
For the quarter ended:

March 31, 2008	$37,468	$53,281	$53,114	$143,863
December 31, 2007	40,664	265,135	48,294	354,093
September 30, 2007	25,545	156,930	49,049	231,524
June 30, 2007	1,039,856	152,402	59,149	1,251,407
March 31, 2007	21,644	396,322	53,548	471,514
December 31, 2006	24,046	318,064	54,136	396,246
September 30, 2006	1,018,253	177,885	74,217	1,270,355
June 30, 2006	26,114	570,595	61,204	657,913
March 31, 2006	530,260	73,155	45,127	648,542

For the year ended:
December 31, 2007	1,127,709	970,789	210,040	2,308,538
December 31, 2006	1,598,673	1,139,699	234,684	2,973,056

(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processing facilities.  As of March 31, 2008, approximately $64.1 million of the loans underlying those $284.0 million of LTSPCs were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I
	Post-1996 Act
	Loans and
	Guaranteed
	Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Total
	(in thousands)
As of:
March 31, 2008	$5,519,539	$1,943,181	$2,406	$959,444	$8,424,570
December 31, 2007	5,645,023	1,948,941	3,174	946,617	8,543,755
September 30, 2007	5,691,797	1,724,328	3,174	943,183	8,362,482
June 30, 2007	5,783,879	1,644,413	3,611	942,443	8,374,346
March 31, 2007	4,508,595	1,920,848	3,748	932,056	7,365,247
December 31, 2006	4,338,698	1,969,734	5,057	925,799	7,239,288
September 30, 2006	4,267,309	1,884,223	5,802	900,835	7,058,169
June 30, 2006	3,014,614	2,149,677	9,922	863,778	6,037,991
March 31, 2006	2,509,306	2,243,259	11,337	842,363	5,606,265

The Loans and Guaranteed Securities and LTSPCs amounts in the table above reflect the following conversions of existing LTSPCs to Farmer Mac I Guaranteed Securities at the request of program participants.

Conversions of LTSPCs to
Farmer Mac I Guaranteed Securities
(in thousands)

During the quarter ended:
March 31, 2008	$-
December 31, 2007	-
September 30, 2007	17,189
June 30, 2007	360,777
March 31, 2007	303,766
December 31, 2006	143,582
September 30, 2006	341,164
June 30, 2006	550,114
March 31, 2006	-

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
				Total
		5-to-10-Year	1-Month-to-3-Year	Held in
	Fixed Rate	ARMs & Resets	ARMs	Portfolio
	(in thousands)
As of:
March 31, 2008	$963,336	$748,584	$342,496	$2,054,416
December 31, 2007	962,320	750,472	352,250	2,065,042
September 30, 2007	932,134	735,704	366,573	2,034,411
June 30, 2007	914,890	752,991	399,147	2,067,028
March 31, 2007	899,628	743,891	417,722	2,061,241
December 31, 2006	891,429	761,754	452,656	2,105,839
September 30, 2006	863,000	744,903	459,604	2,067,507
June 30, 2006	885,875	749,289	441,063	2,076,227
March 31, 2006	871,054	729,992	464,032	2,065,078

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk attributable to changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk” for more information about Farmer Mac’s exposure to interest rate risk and strategies to manage such risk.  For information regarding Farmer Mac’s use of and accounting policies for financial derivatives, see Note 1(d) to the interim unaudited condensed consolidated financial statements contained in this report.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information regarding Farmer Mac’s debt issuance and liquidity risks.

Item 4.	Controls and Procedures

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2008.  Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of March 31, 2008.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Farmer Mac is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Farmer Mac is a federally chartered instrumentality of the United States and its Common Stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

On January 8, 2008, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 810 shares of its Class C Non-Voting Common Stock, at an issue price of $26.32 per share, to the seven directors who elected to receive such stock in lieu of their cash retainers.

(b)	Not applicable.

(c)
As shown in the table below, Farmer Mac repurchased 31,691 shares of its Class C Non-Voting Common Stock during first quarter 2008 at an average price of $26.13 per share.  All of the repurchased shares were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Issuer Purchases of Equity Securities
Total Number of
			Class C Shares	Maximum Number
	Total Number	Average	Purchased as Part	of Class C Shares
	of Class C	Price Paid	of Publicly	that May Yet Be
	Shares	per Class	Announced	Purchased Under
Period	Purchased	C Share	Program[1]	the Program

January 1, 2008 - January 31, 2008	31,691	$26.13	31,691	-
February 1, 2008 - February 29, 2008	-	-	-	-
March 1, 2008 - March 31, 2008	-	-	-	-
Total	31,691	$26.13	31,691	-

[1]
On February 5, 2007, Farmer Mac announced the establishment of a program to repurchase up to one million shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  The aggregate number of shares purchased by Farmer Mac under this stock repurchase program reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Farm Credit System Reform Act of 1996, P.L. 104-105 (Form 10-K filed March 29, 1996).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*	4.5.1	-	Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*	4.5.2	-	Supplemental Agreement for 4.25% Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.2	-	Employment Agreement dated May 5, 1989 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed February 14, 1990).

†*	10.2.1	-	Amendment No. 1 dated as of January 10, 1991 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.4 to Form 10-K filed April 1, 1991).

______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.2.2	-	Amendment to Employment Contract dated as of June 1, 1993 between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed November 15, 1993).

†*	10.2.3	-	Amendment No. 3 dated as of June 1, 1994 to Employment Contract between Henry D. Edelman and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 15, 1994).

†*	10.2.4	-	Amendment No. 4 dated as of February 8, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-K filed March 29, 1996).

†*	10.2.5	-	Amendment No. 5 dated as of June 13, 1996 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.2.6	-	Amendment No. 6 dated as of August 7, 1997 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.2.7	-	Amendment No. 7 dated as of June 4, 1998 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.2.8	-	Amendment No. 8 dated as of June 3, 1999 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.2.9	-	Amendment No. 9 dated as of June 1, 2000 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.2.10	-	Amendment No. 10 dated as of June 7, 2001 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.2.11	-	Amendment No. 11 dated as of June 6, 2002 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.2.12	-	Amendment No. 12 dated as of June 5, 2003 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 14, 2003).

______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.2.13	-	Amendment No. 13 dated as of August 3, 2004 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.2.14	-	Amendment No. 14 dated as of June 16, 2005 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.2.15	-	Amendment No. 15 dated as of June 1, 2006 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.2.16	-	Amendment No. 16 dated as of June 7, 2007 to Employment Contract between Henry D. Edelman and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.3	-	Employment Agreement dated May 11, 1989 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.1	-	Amendment dated December 14, 1989 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.5 to Form 10-K filed February 14, 1990).

†*	10.3.2	-	Amendment No. 2 dated February 14, 1991 to Employment Agreement between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.7 to Form 10-K filed April 1, 1991).

†*	10.3.3	-	Amendment to Employment Contract dated as of June 1, 1993 between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.9 to Form 10-Q filed November 15, 1993).

†*	10.3.4	-	Amendment No. 4 dated June 1, 1993 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 31, 1994).

†*	10.3.5	-	Amendment No. 5 dated as of June 1, 1994 to Employment Contract between Nancy E. Corsiglia and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed August 15, 1994).

______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.3.6	-	Amendment No. 6 dated as of June 1, 1995 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1995).

†*	10.3.7	-	Amendment No. 7 dated as of February 8, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-K filed March 29, 1996).

†*	10.3.8	-	Amendment No. 8 dated as of June 13, 1996 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1996).

†*	10.3.9	-	Amendment No. 9 dated as of August 7, 1997 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 14, 1997).

†*	10.3.10	-	Amendment No. 10 dated as of June 4, 1998 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 1998).

†*	10.3.11	-	Amendment No. 11 dated as of June 3, 1999 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.3.12	-	Amendment No. 12 dated as of June 1, 2000 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.3.13	-	Amendment No. 13 dated as of June 7, 2001 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.3.14	-	Amendment No. 14 dated as of June 6, 2002 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.3.15	-	Amendment No. 15 dated as of June 5, 2003 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.3.16	-	Amendment No. 16 dated as of August 3, 2004 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed November 9, 2004).

______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.3.17	-	Amendment No. 17 dated as of June 16, 2005 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.3.18	-	Amendment No. 18 dated as of June 1, 2006 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.3.19	-	Amendment No. 19 dated as of June 7, 2007 to Employment Contract between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.4	-	Employment Contract dated as of September 1, 1997 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8 to Form 10-Q filed November 14, 1997).

†*	10.4.1	-	Amendment No. 1 dated as of June 4, 1998 to Employment Contract between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.8.1 to Form 10-Q filed August 14, 1998).

†*	10.4.2	-	Amendment No. 2 dated as of June 3, 1999 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 1999).

†*	10.4.3	-	Amendment No. 3 dated as of June 1, 2000 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2000).

†*	10.4.4	-	Amendment No. 4 dated as of June 7, 2001 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2001).

†*	10.4.5	-	Amendment No. 5 dated as of June 6, 2002 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.4.6	-	Amendment No. 6 dated as of June 5, 2003 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 14, 2003).

______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.4.7	-	Amendment No. 7 dated as of August 3, 2004 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.4.8	-	Amendment No. 8 dated as of June 16, 2005 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.4.9	-	Amendment No. 9 dated as of June 1, 2006 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.4.10	-	Amendment No. 10 dated as of June 7, 2007 to Employment Contract between Tom D. Stenson and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.5	-	Employment Contract dated February 1, 2000 between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed May 11, 2000).

†*	10.5.1	-	Amendment No. 1 dated as of June 1, 2000 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.1 to Form 10-Q filed August 14, 2000).

†*	10.5.2	-	Amendment No. 2 dated as of June 7, 2001 to Employment Contract between Jerome G. Oslick and the Registrant (Previously filed as Exhibit 10.6.2 to Form 10-Q filed August 14, 2001).

†*	10.5.3	-	Amendment No. 3 dated as of June 6, 2002 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2002).

†*	10.5.4	-	Amendment No. 4 dated as of June 5, 2003 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.5.5	-	Amendment No. 5 dated as of June 16, 2005 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.5.6	-	Amendment No. 6 dated as of June 1, 2006 to Employment Contract between Jerome G. Oslick and the Registrant (Form 10-Q filed August 9, 2006).

______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.6	-	Employment Contract dated June 5, 2003 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 14, 2003).

†*	10.6.1	-	Amendment No. 1 dated as of August 3, 2004 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.6.2	-	Amendment No. 2 dated as of June 16, 2005 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.6.3	-	Amendment No. 3 dated as of June 1, 2006 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2006).

†*	10.6.4	-	Amendment No. 4 dated as of June 7, 2007 to Employment Contract between Timothy L. Buzby and the Registrant (Form 10-Q filed August 9, 2007).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*#	10.12	-	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).

______________
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

†*	10.15	-	Lease Agreement dated May 26, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.19 to Form 10-Q filed August 9, 2005).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Employment Contract dated June 20, 2005 between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2005).

†*	10.18.1	-	Amendment No. 1 dated as of June 1, 2006 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2006).

______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†*	10.18.2	-	Amendment No. 2 dated as of June 7, 2007 to Employment Contract between Mary K. Waters and the Registrant (Form 10-Q filed August 9, 2007).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

*#	10.20	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 8, 2007).

†*	10.21	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
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

May 12, 2008

By:	/s/ Henry D. Edelman
Henry D. Edelman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy E. Corsiglia
Nancy E. Corsiglia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)