Form 10-Q
period 2008-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2008-08-12
CIK 845877

As filed with the Securities and Exchange Commission on
August 12, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,499,698 shares of Class C Non-Voting Common Stock outstanding.

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

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5
Notes to Condensed Consolidated Financial Statements	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands)
Assets:
Cash and cash equivalents	$712,374	$101,445
Investment securities:
Available-for-sale, at fair value (includes securities pledged to counterparties of $3.7 million and $7.2 million, respectively, as of June 30, 2008 and December 31, 2007)	1,503,473	2,616,187
Trading, at fair value	186,514	8,179
Total investment securities	1,689,987	2,624,366
Farmer Mac Guaranteed Securities:
Held-to-maturity, at amortized cost	518,792	959,865
Available-for-sale, at fair value	1,293,543	338,958
Trading, at fair value	892,247	-
Total Farmer Mac Guaranteed Securities	2,704,582	1,298,823
Loans:
Loans held for sale, at lower of cost or fair value	142,695	118,629
Loans held for investment, at amortized cost	640,864	649,280
Allowance for loan losses	(1,592)	(1,690)
Total loans, net of allowance	781,967	766,219

Real estate owned, at lower of cost or fair value	590	590
Financial derivatives, at fair value	3,184	2,288
Interest receivable	76,436	91,939
Guarantee and commitment fees receivable	55,623	57,804
Deferred tax asset, net	34,477	30,239
Prepaid expenses and other assets	5,170	3,900
Total Assets	$6,064,390	$4,977,613

Liabilities and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$5,006,317	$3,829,698
Due after one year	651,267	744,649
Total notes payable	5,657,584	4,574,347

Financial derivatives, at fair value	56,420	55,273
Accrued interest payable	47,933	50,004
Guarantee and commitment obligation	50,631	52,130
Accounts payable and accrued expenses	12,134	20,069
Reserve for losses	2,197	2,197
Total Liabilities	5,826,899	4,754,020

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares issued and outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization 500,301 shares issued and outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,491,482 and 8,363,580 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	8,491	8,364
Additional paid-in capital	92,669	87,134
Accumulated other comprehensive loss	(17,337)	(2,793)
Retained earnings	117,137	94,357
Total Stockholders' Equity	237,491	223,593

Total Liabilities and Stockholders' Equity	$6,064,390	$4,977,613

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest income:
Investments and cash equivalents	$35,402	$41,530	$76,910	$80,522
Farmer Mac Guaranteed Securities	19,767	18,782	38,537	38,185
Loans	11,643	11,199	23,474	22,518
Total interest income	66,812	71,511	138,921	141,225
Total interest expense	42,454	63,032	96,625	123,664

Net interest income	24,358	8,479	42,296	17,561
Recovery/(provision) for loan losses	-	-	-	215
Net interest income after recovery/(provision) for loan losses	24,358	8,479	42,296	17,776

Non-interest income/(loss):
Guarantee and commitment fees	6,659	6,354	13,293	12,212
Gains/(losses) on financial derivatives	31,050	19,892	(10,670)	15,866
Losses on trading assets	(17,268)	(67)	(7,157)	(74)
Impairment losses on available-for-sale investment securities	(5,344)	-	(5,344)	-
Gains on sale of available-for-sale investment securities	150	21	150	21
Gains on the sale of real estate owned	-	32	-	32
Other income	662	42	1,123	451
Non-interest income/(loss)	15,909	26,274	(8,605)	28,508

Non-interest expense:
Compensation and employee benefits	3,929	3,719	7,579	6,856
General and administrative	2,242	2,237	4,270	4,574
Regulatory fees	512	550	1,025	1,100
Real estate owned operating costs, net	38	-	87	-
Provision/(recovery) for losses	-	100	-	(313)
Non-interest expense	6,721	6,606	12,961	12,217

Income before income taxes	33,546	28,147	20,730	34,067

Income tax expense	11,555	9,218	6,436	10,656
Net income	21,991	18,929	14,294	23,411
Preferred stock dividends	(560)	(560)	(1,120)	(1,120)
Net income available to common stockholders	$21,431	$18,369	$13,174	$22,291

Earnings per common share and dividends:
Basic earnings per common share	$2.15	$1.79	$1.33	$2.15
Diluted earnings per common share	$2.13	$1.74	$1.31	$2.10
Common stock dividends per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)
Cash flows from operating activities:
Net income	$14,294	$23,411
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on loans and investments	2,752	(803)
Amortization of debt premiums, discounts and issuance costs	47,430	62,956
Proceeds from repayment of trading investment securities	628	5,091
Purchases of loans held for sale	(30,685)	(27,222)
Proceeds from repayment of loans held for sale	5,792	4,201
Net change in fair value of trading securities and financial derivatives	7,408	(14,654)
Amortization of SFAS 133 transition adjustment on financial derivatives	156	209
Impairment losses on available-for-sale investment securities	5,344	-
Gains on sale of available-for-sale investment securities	(150)	(21)
Gains on the sale of real estate owned	-	(32)
Total (recovery)/provision for losses	-	(528)
Deferred income taxes	(3,537)	(2,231)
Stock-based compensation expense	2,284	1,508
Decrease/(increase) in interest receivable	15,503	(9,321)
Decrease/(increase) in guarantee and commitment fees receivable	2,181	(16,283)
Decrease in other assets	131	2,502
(Decrease)/increase in accrued interest payable	(2,071)	18,861
(Decrease)/increase in other liabilities	(8,122)	20,716
Net cash provided by operating activities	59,338	68,360

Cash flows from investing activities:
Purchases of available-for-sale investment securities (1)	(1,017,845)	(2,238,930)
Purchases of Farmer Mac II Guaranteed Securities and AgVantage Farmer Mac Guaranteed Securities	(221,053)	(122,122)
Purchases of loans held for investment	(60,621)	(34,278)
Purchases of defaulted loans	(1,189)	(1,483)
Proceeds from repayment of investment securities (2)	296,048	1,567,668
Proceeds from repayment of Farmer Mac Guaranteed Securities	152,670	131,609
Proceeds from repayment of loans held for investment	65,262	84,931
Proceeds from sale of available-for-sale investment securities	288,275	32,109
Proceeds from sale of real estate owned	-	230
Proceeds from sale of Farmer Mac Guaranteed Securities	13,876	1,324
Net cash used in investing activities	(484,577)	(578,942)

Cash flows from financing activities:
Proceeds from issuance of discount notes	74,710,734	56,058,511
Proceeds from issuance of medium-term notes	1,011,944	795,000
Payments to redeem discount notes	(73,636,115)	(56,100,859)
Payments to redeem medium-term notes	(1,050,000)	(537,083)
Tax benefit from tax deductions in excess of compensation cost recognized	175	346
Proceeds from common stock issuance	3,368	5,589
Purchases of common stock	(830)	(13,186)
Dividends paid on common and preferred stock	(3,108)	(3,189)
Net cash provided by financing activities	1,036,168	205,129
Net increase/(decrease) in cash and cash equivalents	610,929	(305,453)

Cash and cash equivalents at beginning of period	101,445	877,714
Cash and cash equivalents at end of period	$712,374	$572,261

(1)
Includes purchases of $349.0 million and $1.3 billion related to auction-rate certificates for the six months ended June 30, 2008 and 2007, respectively.  See Note 2 to the condensed consolidated financial statements.

(2)
Includes proceeds, through the normal auction process, of $268.0 million and $1.3 billion related to auction-rate certificates for the six months ended June 30, 2008 and 2007, respectively.  See Note 2 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

(a)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with original maturities of three months or less at the time of purchase to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2008 and 2007.

	Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)
Cash paid for:
Interest	$57,410	$49,164
Income taxes	21,500	7,000
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	1,390	1,324
Transfers of investment securities from available-for-sale to trading from the effect of adopting SFAS 159	600,468	-
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting SFAS 159	428,670	-
Transfers of available-for-sale investment securities to available-for-sale Farmer Mac Guaranteed Securities - Rural Utilities	902,420	-
Transfers of trading investment securities to trading Farmer Mac Guaranteed Securities - Rural Utilities	459,026	-

(b)	Allowance for Losses

As of June 30, 2008, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying long-term standby purchase commitments (“LTSPCs”) and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2008 and 2007:

	June 30, 2008
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,651	$-	$2,197	$3,848
Provision/(recovery) for losses	-	-	-	-
Charge-offs	(69)	-	-	(69)
Recoveries	10	-	-	10
Ending balance	$1,592	$-	$2,197	$3,789

Six Months Ended:
Beginning balance	$1,690	$-	$2,197	$3,887
Provision/(recovery) for losses	-	-	-	-
Charge-offs	(108)	-	-	(108)
Recoveries	10	-	-	10
Ending balance	$1,592	$-	$2,197	$3,789

	June 30, 2007
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,730	$-	$2,197	$3,927
Provision/(recovery) for losses	-	100	-	100
Charge-offs	(49)	(100)	-	(149)
Recoveries	-	-	-	-
Ending balance	$1,681	$-	$2,197	$3,878

Six Months Ended:
Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	100	(413)	(528)
Charge-offs	(49)	(100)	-	(149)
Recoveries	-	-	-	-
Ending balance	$1,681	$-	$2,197	$3,878

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act (“Pre-1996 Act Farmer Mac I Guaranteed Securities”), AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2008, Farmer Mac had charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $2.4 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of June 30, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of June 30, 2008, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

On May 22, 2008, Congress enacted into law the Food, Conservation and Energy Act of 2008 (the “Farm Bill”), which expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.  During second quarter 2008, Farmer Mac placed its guarantee on $430.7 million of securities representing interests in rural electric cooperative loans and $900.0 million principal amount of obligations collateralized by rural electric cooperative loans previously held as mission-related investments under authority granted by the Farm Credit Administration (“FCA”).  Farmer Mac evaluated these $1.3 billion of Farmer Mac Guaranteed Securities – Rural Utilities and determined that there were no probable losses inherent in the securities or the underlying rural utilities loans.  Accordingly, no allowance for losses was recorded as of June 30, 2008 with respect to those securities.

The table below summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(in thousands)
Allowance for loan losses	$1,592	$1,690
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	857	857
Off-balance sheet Farmer Mac I Guaranteed Securities	645	655
LTSPCs	695	685
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$3,789	$3,887

As of June 30, 2008, Farmer Mac individually analyzed $10.1 million of its $46.0 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $35.9 million of impaired assets, for which updated valuations were not available, in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $10.1 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances for any of its impaired assets as of June 30, 2008.  Similarly, as of December 31, 2007, Farmer Mac did not record any specific allowances related to its $36.6 million of impaired assets as of that date.

Farmer Mac recognized interest income of approximately $0.9 million and $2.1 million on impaired loans during the three and six months ended June 30, 2008, respectively, compared to $0.8 million and $1.7 million, respectively, during the same periods in 2007.  During the three and six months ended June 30, 2008, Farmer Mac’s average investment in impaired loans was $43.6 million and $41.3 million, respectively, compared to $50.4 million and $51.3 million, respectively, for the same periods in 2007.

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

Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.  Level 3 inputs include situations where there is little, if any, market activity for the financial instrument.  For financial instruments that are thinly traded, Farmer Mac uses as its primary fair value source analytical models that project cash flows based on internal and external inputs, including transaction terms, yield curves, benchmark data, volatility data, prepayment assumptions and default assumptions.  Financial instruments requiring Level 3 inputs include available-for-sale Farmer Mac I Guaranteed Securities, trading Farmer Mac II Guaranteed Securities, available-for-sale and trading Farmer Mac Guaranteed Securities – Rural Utilities, auction-rate certificates, basis swaps and loans held for sale.

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

The following table presents information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of June 30, 2008

	Level 1	Level 2	Level 3	Total
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Fixed rate certificates of deposit	$-	$142,086	$-	$142,086
Fixed rate commercial paper	-	9,939	-	9,939
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	209,360	209,360
Floating rate asset-backed securities	-	97,935	-	97,935
Floating rate corporate debt securities	-	537,110	-	537,110
Floating rate Government/GSE guaranteed mortgage-backed securities	-	396,805	-	396,805
Fixed rate GSE guaranteed mortgage-backed securities	-	7,577	-	7,577
Floating rate GSE subordinated debt	-	55,505	-	55,505
Floating rate GSE preferred stock	-	47,156	-	47,156
Total available-for-sale	-	1,294,113	209,360	1,503,473

Trading:
Floating rate asset-backed securities	-	-	7,414	7,414
Fixed rate GSE preferred stock	-	179,100	-	179,100
Total trading	-	179,100	7,414	186,514
Total investment securities	-	1,473,213	216,774	1,689,987

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	391,904	391,904
Rural Utilities	-	-	901,639	901,639
Total available-for-sale	-	-	1,293,543	1,293,543

Trading:
Farmer Mac II	-	-	450,562	450,562
Rural Utilities	-	-	441,685	441,685
Total trading	-	-	892,247	892,247
Total Farmer Mac Guaranteed Securities	-	-	2,185,790	2,185,790

Financial Derivatives	-	3,184	-	3,184
Total Assets at fair value	$-	$1,476,397	$2,402,564	$3,878,961

Liabilities:
Financial Derivatives	$5	$54,958	$1,457	$56,420
Total Liabilities at fair value	$5	$54,958	$1,457	$56,420

Nonrecurring:
Loans held for sale	$-	$-	$142,695	$142,695

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis and for which Farmer Mac has used Level 3 inputs to determine fair value for the three and six months ended June 30, 2008.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2008
	Beginning Balance	Purchases, Sales, Issuances and Settlements, Net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$229,360	$(20,000)	$-	$-	$-	$209,360
Floating rate corporate debt securities	399,331	-	-	-	(399,331)	-
Fixed rate corporate debt securities	503,089	-	-	-	(503,089)	-
Total available-for-sale	1,131,780	(20,000)	-	-	(902,420)	209,360

Trading:
Floating rate asset-backed securities (1)	7,179	(205)	440	-	-	7,414
Fixed rate mortgage-backed securities (1)	459,026	-	-	-	(459,026)	-
Total trading	466,205	(205)	440	-	(459,026)	7,414
Total investment securities	1,597,985	(20,205)	440	-	(1,361,446)	216,774
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	325,272	68,979	-	(2,347)	-	391,904
Rural Utilities	-	-	-	(781)	902,420	901,639
Total available-for-sale	325,272	68,979	-	(3,128)	902,420	1,293,543

Trading:
Farmer Mac II (2)	445,202	9,515	(4,155)	-	-	450,562
Rural Utilities (1)	-	-	(17,341)	-	459,026	441,685
Total trading	445,202	9,515	(21,496)	-	459,026	892,247
Total Farmer Mac Guaranteed Securities	770,474	78,494	(21,496)	(3,128)	1,361,446	2,185,790

Total Assets at fair value	$2,368,459	$58,289	$(21,056)	$(3,128)	$-	$2,402,564
Liabilities:
Financial Derivatives (3)	$(3,507)	$-	$2,050	$-	$-	$(1,457)
Total Liabilities at fair value	$(3,507)	$-	$2,050	$-	$-	$(1,457)

Nonrecurring:
Loans held for sale	$-	$-	$(61)	$-	$142,756	$142,695

(1)	Unrealized gains/(losses) are attributable to assets still held as of June 30, 2008 and are recorded in losses on trading assets.
(2)	Includes unrealized gains of approximately $1.8 million attributable to assets still held as of June 30, 2008 that are recorded in losses on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2008 and are recorded in gains/(losses) on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2008
	Beginning Balance	Purchases, Sales, Issuances and Settlements, Net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$79,931	$-	$(2,115)	$131,544	$209,360
Floating rate corporate debt securities	-	400,000	-	(669)	(399,331)	-
Fixed rate corporate debt securities	500,138	-	-	2,951	(503,089)	-
Total available-for-sale	500,138	479,931	-	167	(770,876)	209,360

Trading:
Floating rate asset-backed securities (1)	8,179	(628)	(137)	-	-	7,414
Fixed rate mortgage-backed securities (1)	415,813	29,367	13,846	-	(459,026)	-
Total trading	423,992	28,739	13,709	-	(459,026)	7,414
Total investment securities	924,130	508,670	13,709	167	(1,229,902)	216,774
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	49,226	-	3,720	-	391,904
Rural Utilities	-	-	-	(781)	902,420	901,639
Total available-for-sale	338,958	49,226	-	2,939	902,420	1,293,543

Trading:
Farmer Mac II (2)	428,670	20,497	1,395	-	-	450,562
Rural Utilities (1)	-	-	(17,341)	-	459,026	441,685
Total trading	428,670	20,497	(15,946)	-	459,026	892,247
Total Farmer Mac Guaranteed Securities	767,628	69,723	(15,946)	2,939	1,361,446	2,185,790

Total Assets at fair value	$1,691,758	$578,393	$(2,237)	$3,106	$131,544	$2,402,564
Liabilities:
Financial Derivatives (3)	$(1,106)	$-	$(351)	$-	$-	$(1,457)
Total Liabilities at fair value	$(1,106)	$-	$(351)	$-	$-	$(1,457)

Nonrecurring:
Loans held for sale	$-	$-	$(61)	$-	$142,756	$142,695

(1)	Unrealized gains/(losses) are attributable to assets still held as of June 30, 2008 and are recorded in losses on trading assets.
(2)	Includes unrealized gains of approximately $1.8 million attributable to assets still held as of June 30, 2008 that are recorded in losses on trading assets.
(3)	Unrealized losses are attributable to liabilities still held as of June 30, 2008 and are recorded in gains/(losses) on financial derivatives.

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

Impact of Adopting SFAS 159 to Retained Earnings as of January 1, 2008
	Carrying Value as of January 1, 2008 Prior to Adoption of Fair Value Option	Transition Gain	Fair Value as of January 1, 2008 After Adoption of Fair Value Option
	(in thousands)
Available-for-sale Investment Securities:
Fixed rate GSE preferred stock (1)	$184,655	$2,783	$184,655
Fixed rate mortgage-backed securities (1)	415,813	14,504	415,813

Held-to-maturity Farmer Mac Guaranteed Securities:
Farmer Mac II Guaranteed Securities	427,330	1,340	428,670

Pre-tax cumulative effect of adoption		18,627

Tax effect		6,519

Cumulative effect of adoption to beginning retained earnings		$12,108

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

The following table summarizes information related to Farmer Mac’s financial derivatives as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(in thousands)
Interest rate swaps:
Pay-fixed	$1,547,344	$(48,382)	$1,411,772	$(52,941)
Receive-fixed	1,775,000	(3,386)	1,098,000	1,065
Basis	150,172	(1,457)	161,967	(1,106)
Agency forwards	1,125	(6)	4,233	(2)
Treasury futures	3,000	(5)	1,000	(1)

Total	$3,476,641	$(53,236)	$2,676,972	$(52,985)

As of June 30, 2008, Farmer Mac had approximately $0.3 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive loss related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.2 million of the amount currently reported in accumulated other comprehensive loss will be reclassified into earnings.

As of June 30, 2008, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $150.2 million and a fair value of $(1.5) million.  As of December 31, 2007, these swaps had an outstanding notional amount of $162.0 million and a fair value of $(1.1) million.  Under the terms of those basis swaps, which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives London Interbank Offered Rate, or LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the discount notes Farmer Mac issues to fund the loan purchases.  Historically, the pricing of discount notes has correlated to LIBOR rates.  Farmer Mac recorded an unrealized gain on those basis swaps of $2.1 million during second quarter 2008 and a $0.4 million unrealized loss for the six month period ended June 30, 2008.  See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, for additional information on these related party transactions.

(e)	Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options and stock appreciation rights (“SARs”).  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008			June 30, 2007

	Net Income	Shares	$ per Share	Net Income	Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS

Net income available to common stockholders	$21,431	9,964	$2.15	$18,369	10,287	$1.79

Effect of dilutive securities:
Stock options and SARs (1)		108			255
Diluted EPS	$21,431	10,072	$2.13	$18,369	10,542	$1.74

(1)
For the three months ended June 30, 2008 and 2007, stock options and SARs of 1,546,664 and 230,168, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.

	Six Months Ended
	June 30, 2008			June 30, 2007

	Net Income	Shares	$ per Share	Net Income	Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS

Net income available to common stockholders	$13,174	9,916	$1.33	$22,291	10,377	$2.15

Effect of dilutive securities:
Stock options and SARs (1)		112			216
Diluted EPS	$13,174	10,028	$1.31	$22,291	10,593	$2.10

(1)
For the six months ended June 30, 2008 and 2007, stock options and SARs of 1,385,929 and 335,504, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.

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

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock.  Upon stock option exercise, new shares are issued by the Corporation.  Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant.  If not exercised, any options granted under the 1997 plan expire 10 years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant.  For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.  As of June 30, 2008, the plan had terminated pursuant to its terms and no further grants will be made under it.

At the June 5, 2008 Annual Meeting of Stockholders, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  At its June 5, 2008 meeting, the Board and the Compensation Committee awarded SARs to Farmer Mac’s directors and officers.  Under the grants, the SARs awarded to officers vest annually in thirds, with the first third vesting on May 31, 2009, and awards to directors vesting in full on May 31, 2009.  If not exercised or terminated earlier due to the termination of employment or service on the Board, any SARs granted June 5, 2008 to officers expire on June 5, 2018 and those granted to directors expire on June 5, 2015.  For all SARs granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on the date of grant.

Farmer Mac recognized $0.7 million and $0.9 million of compensation expense during the three and six months ended June 30, 2008, respectively, and $0.4 million and $0.8 million of compensation expense during the three and six months ended June 30, 2007, respectively, related to the non-vested portion of stock option awards that were outstanding as of December 31, 2005.  Additionally, Farmer Mac recognized $0.7 million and $1.4 million of compensation expense related to stock options and SARs awarded subsequent to December 31, 2005 for the three and six months ended June 30, 2008, respectively, compared to $0.4 million and $0.7 million of similar compensation expense for the three and six months ended June 30, 2007, respectively.

The following table summarizes stock option and SARs activity for the three and six months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price
Three Months Ended:
Outstanding, beginning of period	2,218,199	$25.48	2,133,965	$23.85
Granted	339,770	28.92	456,427	29.33
Exercised	(157,966)	21.05	(253,459)	21.44
Canceled	(18,500)	28.79	(31,334)	27.11
Outstanding, end of period	2,381,503	$26.24	2,305,599	$25.15

Six Months Ended:
Outstanding, beginning of period	2,218,199	$25.48	2,145,705	$23.83
Granted	339,770	28.92	457,427	29.32
Exercised	(157,966)	21.05	(262,864)	21.44
Canceled	(18,500)	28.79	(34,669)	26.76
Outstanding, end of period	2,381,503	$26.24	2,305,599	$25.15

Options and SARs exercisable at end of period	1,597,527	$25.06	1,408,361	$24.04

The cancellations of stock options were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date.  For the three and six months ended June 30, 2008, the additional paid-in capital received from stock option exercises was $3.2 million, compared to $5.1 million and $5.3 million for the comparable periods in 2007.  For the three and six months ended June 30, 2008, the reduction of income taxes to be paid as a result of the deduction for stock option exercises was $0.6 million, compared to $0.7 million and $0.8 million for the comparable periods in 2007.

The following table summarizes information regarding stock options and SARs outstanding as of June 30, 2008:

	Outstanding		Exercisable
Range of Exercise Prices	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life

$10.00 - $19.99	81,822	5.7 years	81,822	5.7 years
20.00 - 24.99	759,183	4.7 years	728,260	4.5 years
25.00 - 29.99	1,326,830	7.4 years	597,777	6.3 years
30.00 - 34.99	213,668	3.6 years	189,668	2.9 years
	2,381,503		1,597,527

The weighted-average grant date fair values of stock options and SARs granted during the six months ended June 30, 2008 and 2007 were $11.33 and $11.25 per share, respectively.  The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2008	2007
Risk-free interest rate	2.5%	4.8%
Expected years until exercise	6 years	6 years
Expected stock volatility	43.2%	35.9%
Dividend yield	1.4%	1.4%

(g)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(h)	New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which defined fair value, established a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, and expanded disclosures about fair value measurements.  In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements and the effects of certain of the measurements on earnings or changes in net assets.  In February 2008, FASB issued a final FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delayed the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In addition, the FSP removed certain leasing transactions from the scope of SFAS 157.  The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  SFAS 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Farmer Mac’s adoption of SFAS 157 on January 1, 2008 did not result in a material difference to its fair value measurements.

In February 2007, the FASB issued SFAS 159, which permitted entities to make a one-time election to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  The objective was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Farmer Mac adopted the provisions of SFAS 159 on January 1, 2008 and recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain held-to-maturity Farmer Mac II Guaranteed Securities.  These assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, the changes in fair value of the assets provide partial economic and financial reporting offsets to the related financial derivatives.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), which expressed the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings.  SAB 109 revised and rescinded portions of Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  SAB 109 revised the SEC’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109 retained the SEC’s views on incorporating net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  SAB 109 was effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB 109 did not have a material effect on Farmer Mac’s results of operations or financial position.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”).  This FSP amended FIN 39 to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements.  The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements.  If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement.  FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007.  The adoption of FSP FIN 39-1 did not have a material effect on Farmer Mac’s results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  This standard applies to derivative instruments, non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since SFAS 161 only requires additional disclosures, it will not have an impact on Farmer Mac’s results of operations or financial position.

In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (“QSPEs”) from the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46R, Consolidation of Variable Interest Entities and is considering changes to the consolidation model prescribed by FIN 46R. While revised standards have not been finalized and the FASB’s proposals will be subject to a public comment period, these changes may result in the consolidation of assets and liabilities onto Farmer Mac’s consolidated balance sheet in connection with trusts that currently meet the QSPE criteria.  The FASB initially proposed that the amendments be effective for all variable interest entities (except for certain existing QSPEs) and new transfers of financial assets for fiscal years beginning after November 15, 2008.  A one-year deferral was proposed for existing QSPEs meeting certain criteria.  In July 2008, the FASB voted to delay the effective date until fiscal years beginning after November 15, 2009.  The revised timeline does not affect the implementation date for existing QSPEs, which remains for fiscal years beginning after November 15, 2009.

Note 2.	Investments

The following tables present the amortized cost and fair values of Farmer Mac’s investments as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Fixed rate certificates of deposit	$142,086	$-	$-	$142,086
Fixed rate commercial paper	9,939	-	-	9,939
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	211,475	-	(2,115)	209,360
Floating rate asset-backed securities	98,048	90	(203)	97,935
Floating rate corporate debt securities	560,321	-	(23,211)	537,110
Floating rate Government/GSE guaranteed mortgage-backed securities (2)	392,665	4,461	(321)	396,805
Fixed rate GSE guaranteed mortgage-backed securities	7,695	-	(118)	7,577
Floating rate GSE subordinated debt	70,000	-	(14,495)	55,505
Floating rate GSE preferred stock (3)	47,156	-	-	47,156
Total available-for-sale	1,539,385	4,551	(40,463)	1,503,473

Trading:
Floating rate asset-backed securities	7,804	-	(390)	7,414
Fixed rate GSE preferred stock	181,237	2,384	(4,521)	179,100
Total trading	189,041	2,384	(4,911)	186,514
Total investment securities	$1,728,426	$6,935	$(45,374)	$1,689,987

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days or at formula-based floating rates in the event of a failed auction.

(2)	Includes $3.7 million fair value of floating rate GSE mortgage-backed securities that Farmer Mac has pledged as collateral and for which the counterparty has the right to sell or repledge.
(3)
Includes a $5.3 million other-than-temporary impairment loss on Fannie Mae floating rate preferred stock.  The amortized cost of this investment was written down to its fair value of $47.2 million as of June 30, 2008.

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

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days or at formula-based floating rates in the event of a failed auction.

(2)
Fixed rate corporate debt securities included $500.0 million of mission-related investments that were transferred to Farmer Mac Guaranteed Securities - Rural Utilities in June 2008 pursuant to the expanded authorities granted in the Farm Bill.

(3)
Fixed rate mortgage-backed securities are comprised of mission-related investments that were transferred to Farmer Mac Guaranteed Securities - Rural Utilities in June 2008 pursuant to the expanded authorities granted in the Farm Bill.

(4)	Includes $7.2 million fair value of floating rate GSE mortgage-backed securities that Farmer Mac has pledged as collateral and for which the counterparty has the right to sell or repledge.
(5)	Floating rate asset-backed securities are comprised of mission-related investments.

During the three months ended June 30, 2008, Farmer Mac recorded a $5.3 million other-than-temporary impairment related to its investment in Fannie Mae floating rate preferred stock.  The amortized cost of this investment was written down to its fair value of $47.2 million as of June 30, 2008 and the impairment loss was recognized as “Impairment losses on available-for-sale investment securities” in the condensed consolidated statements of operations.

As of June 30, 2008 and December 31, 2007, unrealized losses on available-for-sale investment securities were as follows:

	As of June 30, 2008
	Available-for-Sale Investment Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$209,360	$(2,115)	$-	$-
Floating rate asset-backed securities	76,038	(203)	-	-
Floating rate corporate debt securities	320,437	(8,207)	216,673	(15,004)
Floating rate Government/GSE guaranteed mortgage-backed securities	105,446	(307)	351	(14)
Fixed rate GSE guaranteed mortgage-backed securities	6,812	(80)	765	(38)
Floating rate GSE subordinated debt	-	-	55,505	(14,495)
Total	$718,093	$(10,912)	$273,294	$(29,551)

	As of December 31, 2007
	Available-for-Sale Investment Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$493,458	$(16,732)	$47,369	$(2,613)
Fixed rate corporate debt securities	1,488	(3)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	35,610	(185)	499	(7)
Fixed rate GSE guaranteed mortgage-backed securities	-	-	7,748	(47)
Floating rate GSE subordinated debt	65,603	(4,397)	-	-
Floating rate GSE preferred stock	-	-	46,094	(6,406)
Fixed rate GSE preferred stock	89,385	(1,424)	-	-
Total	$685,544	$(22,741)	$101,710	$(9,073)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads or absence of active market trading from the dates of acquisition to June 30, 2008 and December 31, 2007, as applicable, and not due to any significant deterioration in credit rating.  As of June 30, 2008 and December 31, 2007, all of the investment securities in an unrealized loss position were at least “A” rated, except two that were rated “BBB” as of June 30, 2008.  The unrealized losses were on 110 and 65 individual available-for-sale investment securities as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, 14 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $29.6 million.  As of December 31, 2007, 11 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $9.1 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition and not due to any significant underlying credit deterioration of the issuers.  Securities with unrealized losses aged 12 months or more have a fair value as of June 30, 2008 that is at least 79 percent of their amortized cost basis and, on average, approximately 90 percent of their amortized cost basis.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale investment securities represent other-than-temporary impairment as of June 30, 2008.  Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

As of June 30, 2008, Farmer Mac did not own any held-to-maturity investments.  As of June 30, 2008, Farmer Mac owned trading investment securities that mature after five years with an amortized cost of $189.0 million, a fair value of $186.5 million, and a weighted average yield of 8.04 percent.  The amortized cost, fair value and weighted average yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2008 are set forth below.  Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities
	Available-for-Sale
	as of June 30, 2008
	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Due within one year	$272,005	$270,737	2.98%
Due after one year through five years	487,055	465,101	2.92%
Due after five years through ten years	125,594	125,698	3.36%
Due after ten years	654,731	641,937	3.76%
Total	$1,539,385	$1,503,473

Note 3.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2008 and December 31, 2007.

	June 30, 2008
	Held-to- Maturity	Available- for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$33,606	$391,904	$-	$425,510
Farmer Mac II	485,186	-	450,562	935,748
Farmer Mac Guaranteed
Securities - Rural Utilities	-	901,639	441,685	1,343,324
Total	$518,792	$1,293,543	$892,247	$2,704,582

Amortized cost	$518,792	$1,283,818	$878,503	$2,681,113
Unrealized gains	1,097	10,909	14,129	26,135
Unrealized losses	(573)	(1,184)	(385)	(2,142)
Fair value	$519,316	$1,293,543	$892,247	$2,705,106

	December 31, 2007
	Held-to- Maturity	Available- for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$33,961	$338,958	$-	$372,919
Farmer Mac II	925,904	-	-	925,904
Total	$959,865	$338,958	$-	$1,298,823

Amortized cost	$959,865	$334,592	$-	$1,294,457
Unrealized gains	628	5,412	-	6,040
Unrealized losses	(1,562)	(1,046)	-	(2,608)
Fair value	$958,931	$338,958	$-	$1,297,889

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2008 and December 31, 2007, as applicable.  The available-for-sale unrealized losses were on 4 and 9 individual securities as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, one of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in a loss position for more than 12 months and had a total unrealized loss of less than one thousand dollars.  As of December 31, 2007, four of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $1.0 million.  The unrealized losses on those securities are due to overall changes in market interest rates.  As of June 30, 2008 and December 31, 2007, all of the available-for-sale securities with unrealized losses aged greater than 12 months have losses that are less than one percent and two percent of the amortized security cost, respectively.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represent other-than-temporary impairment as of June 30, 2008 or December 31, 2007.  Farmer Mac has the intent and ability to hold its on-balance sheet Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2008.

June 30, 2008
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$2,705,106

Weighted-average remaining life (in years)	3.5

Weighted-average prepayment speed (annual rate)	5.1%
Effect on fair value of a 10% adverse change	$(36)
Effect on fair value of a 20% adverse change	$(50)

Weighted-average discount rate	4.7%
Effect on fair value of a 10% adverse change	$(30,016)
Effect on fair value of a 20% adverse change	$(60,332)

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

The table below presents the outstanding principal balances for Farmer Mac Guaranteed Securities, loans, and LTSPCs as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$779,525	$762,319
Guaranteed Securities	418,987	367,578
Farmer Mac II:
Guaranteed Securities	929,517	921,802
Farmer Mac Guaranteed
Securities - Rural Utilities	1,330,676	-
Total on-balance sheet	$3,458,705	$2,051,699

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,997,172	$1,948,941
AgVantage	2,425,000	2,500,000
Guaranteed Securities	1,850,791	2,018,300
Farmer Mac II:
Guaranteed Securities	30,761	24,815
Total off-balance sheet	$6,303,724	$6,492,056

Total	$9,762,429	$8,543,755

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the condensed consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  No impairment was recognized during the three and six months ended June 30, 2008 and 2007.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and six months ended June 30, 2008 and 2007 and the outstanding balances and carrying amounts of all such loans as of June 30, 2008 and December 31, 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)

Fair value at acquistion date	$26	$650	$1,189	$1,483
Contractually required payments receivable	26	659	1,352	1,530
Impairment recognized subsequent to acquisition	-	-	-	-

	As of
	June 30,	December 31,
	2008	2007
	(in thousands)

Outstanding balance	$31,650	$38,621
Carrying amount	27,948	34,541

Net credit losses for the six months ended June 30, 2008 and 2007 and 90-day delinquencies as of June 30, 2008, December 31, 2007 and June 30, 2007 for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities, Farmer Mac Guaranteed Securities – Rural Utilities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2008, Farmer Mac had charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $2.4 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of June 30, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of June 30, 2008, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.  As of June 30, 2008, there were no 90-day delinquencies, nor had Farmer Mac incurred any net credit losses, on loans underlying Farmer Mac Guaranteed Securities – Rural Utilities.

	90-Day			Net Credit
	Delinquencies (1)			Losses (2)
	As of June 30,	As of December 31,	As of June 30,	For the Six Months Ended June 30,
	2008	2007	2007	2008	2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$3,883	$10,024	$13,561	$98	$49
Total on-balance sheet	$3,883	$10,024	$13,561	$98	$49

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$1,287	$560	$1,202	$-	$-
Total off-balance sheet	$1,287	$560	$1,202	$-	$-

Total	$5,170	$10,584	$14,763	$98	$49

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

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)

Net income	$21,991	$18,929	$14,294	$23,411

Available-for-sale securities, net of tax:
Net unrealized holding gains/(losses)	8,595	(11,639)	(6,839)	(6,951)
Reclassification for realized net losses/(gains)	3,376	(14)	3,376	(14)
Net change from available-for-sale securities (1)	11,971	(11,653)	(3,463)	(6,965)

Financial derivatives, net of tax:
Reclassification for amortization of SFAS 133 transition adjustment (2)	84	118	156	209
Other comprehensive income/(loss), net of tax	12,055	(11,535)	(3,307)	(6,756)

Comprehensive income	$34,046	$7,394	$10,987	$16,655

(1)
Unrealized gains/(losses) on available-for-sale securities is shown net of income tax (expense)/benefit of $(6.4) million and $6.3 million for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively.

(2)
Amortization of SFAS 133 transition adjustment is shown net of income tax expense of $45,000 and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive loss as of June 30, 2008 and December 31, 2007 and changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007
	(in thousands)
Available-for-sale securities:
Beginning balance	$(2,320)	$5,802
Reclassification adjustment to retained earnings for SFAS 159 adoption, net of tax	(11,237)	-
Adjusted beginning balance	(13,557)	5,802
Net unrealized losses, net of tax	(3,463)	(8,122)
Ending balance	$(17,020)	$(2,320)

Financial derivatives:
Beginning balance	$(473)	$(846)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	156	373
Ending balance	$(317)	$(473)

Accumulated other comprehensive loss, net of tax	$(17,337)	$(2,793)

Note 5.	Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

Overview

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through each of the Farmer Mac I, Farmer Mac II and Rural Utilities programs; and (2) LTSPCs, which are available only through the Farmer Mac I and Rural Utilities programs.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  In accordance with FIN 45, Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, including prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes cash flows received from and paid to these trusts:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)
Proceeds from new securitizations	$1,390	$1,324
Guarantee fees received	6,145	5,145
Purchases of assets from the trusts	304	247
Servicing advances	6	14
Repayment of servicing advances	2	24

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2008 and December 31, 2007, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	June 30,	December 31,
	2008	2007
	(in thousands)
Post-1996 Act Farmer Mac I Guaranteed Securities	$4,275,791	$4,518,300
Farmer Mac II Guaranteed Securities	30,761	24,815
Total Farmer Mac I and II	$4,306,552	$4,543,115

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $33.4 million as of June 30, 2008 and $36.4 million as of December 31, 2007.  As of June 30, 2008, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 14.3 years.

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

As of June 30, 2008 and December 31, 2007, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.0 billion and $1.9 billion, respectively.

As of June 30, 2008, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.8 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $17.2 million as of June 30, 2008 and $15.7 million as of December 31, 2007.

Note 6.	Subsequent Events

As discussed in Note 2, Farmer Mac recorded a $5.3 million other-than-temporary impairment related to its investment in Fannie Mae floating rate preferred stock.  The amortized cost of this investment was written down to its fair value of $47.2 million as of June 30, 2008.  Subsequent to June 30, 2008, this security experienced further price declines and volatility.  As of August 1, 2008, the fair value was $30.6 million.  If this security does not otherwise recover in value, additional impairment losses would be recognized during third quarter 2008.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, and uncertainties regarding:

•	lender interest in Farmer Mac credit products and the Farmer Mac secondary market;
•	increases in general and administrative expenses attributable to growth of the business and regulatory environment, including the hiring of additional personnel with expertise in key functional areas;
•	the rate and direction of development of the secondary market for agricultural mortgage and rural utilities loans;
•	the general rate of growth in agricultural mortgage and rural utilities indebtedness;
•	borrower preferences for fixed-rate agricultural mortgage indebtedness;

•	legislative or regulatory developments that could affect Farmer Mac;
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities;
•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac; and
•	fluctuations in the value and liquidity of assets held by Farmer Mac, particularly auction-rate certificates (“ARCs”) and Fannie Mae preferred stock.

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

Fair Value Measurement.  During first quarter 2008, Farmer Mac determined that its accounting policy for measurement of fair values was a critical accounting policy.  A significant portion of Farmer Mac’s assets consists of financial instruments that are measured at fair value in the condensed consolidated balance sheets.  For financial instruments that are complex in nature or for which observable inputs are not available, the measurement of fair value requires significant management judgments and assumptions.  These judgments and assumptions, as well as changes in market conditions, may have a material impact on the condensed consolidated balance sheets and statements of operations.  While Farmer Mac’s fair value measurement methods had not changed from reporting periods prior to 2008, additional disclosures of such measurement methods are required by the adoption of SFAS 157 as described in Note 1(c) to the condensed consolidated financial statements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.  The amount of judgment involved in measuring the fair value of a financial instrument is affected by a number of factors, such as the type of investment, the liquidity of the markets for the instrument and the contractual characteristics of the instrument.  Farmer Mac uses one of the following three practices for estimating fair value, the selection of which is based on the reliability and availability of relevant market data: (1) quoted market prices for identical instruments, (2) quoted prices, from multiple third parties, in markets that are not active or for which all significant inputs are observable, either directly or indirectly, or (3) analytical models that employ techniques such as discounted cash flow approach and that include market-based assumptions such as prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Price transparency tends to be limited in less liquid markets where quoted market prices or observable market data may not be available.  Farmer Mac refines and enhances its valuation methodologies to correlate more closely to observable market data.  When observable market prices or data are not readily available or do not exist, the estimation of fair value may require significant management judgment and assumptions.  The estimates are subject to change in future reporting periods if such conditions and information change.  For example, volatility in credit markets could result in wider credit spreads, which may change fair value measurements for certain financial instruments.

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

As of June 30, 2008, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $2.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 42 percent of total assets and 62 percent of financial instruments measured at fair value as of June 30, 2008.  Assets underlying these financial instruments measured as Level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets

Farmer Mac I Guaranteed Securities	Agricultural mortgage loans eligible under Farmer Mac’s credit underwriting, collateral valuation, documentation and other standards.

Farmer Mac II Guaranteed Securities	Portions of loans guaranteed by USDA pursuant to the Consolidated Farm Rural Development Act.

Farmer Mac Guaranteed Securities – Rural Utilities	General obligations of the National Rural Utilities Cooperative Finance Corporation (“Nat Rural”) and/or loans made to rural electric distribution cooperatives by Nat Rural.

Auction-rate certificates	Guaranteed student loans that are backed by the full faith and credit of the United States.

Due to the absence of an active auction market or other market trading in ARCs, during first quarter 2008 Farmer Mac transferred all of its ARCs from Level 2 to Level 3 and recorded the ARCs as of March 31, 2008 at fair values of between 99 percent of par and par as described below in “—Liquidity and Capital Resources – Liquidity.”  The discounted values reflect uncertainty regarding the ability to obtain par in the absence of any active market trading.  On April 22, 2008, Farmer Mac received a par tender offer for $20.0 million of its ARC holdings.  Farmer Mac tendered those bonds and received par upon settlement on May 21, 2008.  As of June 30, 2008, Farmer Mac’s remaining ARC holdings were recorded at fair values of approximately 99 percent of par.

Results of Operations

Overview.  Net income available to common stockholders for second quarter 2008 was $21.4 million or $2.13 per diluted common share, compared to $18.4 million or $1.74 per diluted common share for second quarter 2007.  Net income available to common stockholders for the six months ended June 30, 2008 was $13.2 million or $1.31 per diluted common share, compared to $22.3 million or $2.10 per diluted common share for the six months ended June 30, 2007.  These fluctuations, both the increase in the quarterly net income comparison and the decrease in the six month net income comparison, were due principally to volatility resulting from gains and losses on financial derivatives used to manage interest rate risk.  Additionally, net interest income was higher for the three and six month periods ended June 30, 2008, in comparison to the same periods in 2007, driven by wider investment spreads and significantly more advantageous short-term funding spreads below LIBOR.

Results for the three and six month periods ended June 30, 2008 reflect an other-than-temporary impairment loss of $5.3 million recorded in second quarter 2008 to write down an investment in GSE (Fannie Mae) floating rate preferred stock to its fair value of $47.2 million as of June 30, 2008.  Subsequent to June 30, 2008, this security experienced further price declines and volatility.  As of August 1, 2008, the fair value was $30.6 million.  If this security does not otherwise recover in value, additional impairment losses would be recognized during third quarter 2008.

Although Farmer Mac’s financial derivatives provide highly effective economic hedges of interest rate risk, accounting elected under SFAS 133 required the gains and losses on the financial derivatives to be reflected in net income for the three and six months ended June 30, 2008, while a majority of the offsetting economic gains and losses on the hedged items were not reflected in net income.  Similarly, under SFAS 133, the gains on financial derivatives for the three and six months ended June 30, 2007 were reflected in net income, while the offsetting economic losses on the hedged items were not.  As a result of Farmer Mac’s classification of its financial derivatives as undesignated hedges under SFAS 133, factors unrelated to the performance of the Corporation’s business, such as changes in interest rates, may cause the Corporation’s earnings under accounting principles generally accepted in the United States of America (“GAAP”) to be more volatile than – and even counter-directional to – the underlying economics of its business operations.  Notwithstanding that increased volatility, the Corporation intends to continue to use financial derivatives to manage interest rate risk and optimize its cost of funds.  The Board and management of Farmer Mac focus on the long-term growth of its business and its overall economic return to stockholders, rather than the short-term volatility of GAAP net income.

On January 1, 2008, with the adoption of SFAS 159, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During the three and six months ended June 30, 2008, Farmer Mac elected to measure $36.4 million and $61.1 million, respectively of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  These assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, the changes in fair value of the assets provide partial economic and financial reporting offsets to the related financial derivatives.  For the three and six month periods ended June 30, 2008, Farmer Mac recorded net losses on trading assets of $17.7 million and $7.0 million, respectively for changes in fair values of the assets selected for the fair value option.

Beyond the impacts of SFAS 133 and SFAS 159 on net income, Farmer Mac’s financial results in 2008 were driven by growth in guarantee and commitment fees and a significant increase in net interest income due to continuing interest rate and credit spread volatility in the capital markets.  As a result of Farmer Mac’s regular issuance of discount notes and medium-term notes and its status as a federally-chartered instrumentality of the United States, Farmer Mac has had ready access to the capital markets at favorable rates.  Throughout this period, Farmer Mac’s short-term funding spreads below the corresponding London Interbank Offered Rate, or LIBOR, were significantly more advantageous than historical levels.  Consequently, Farmer Mac’s net interest yield on investments and program assets was significantly higher during the first half of 2008 than its net interest yields earned on such assets in its historical experience.  Also, the widening of credit market spreads during 2008 caused a decline in the fair value of many corporate securities in Farmer Mac’s investment portfolio, resulting in increased unrealized losses, some of which may be realized in the future if those securities are not held to maturity and do not otherwise recover in value.

Farmer Mac’s outstanding program volume as of June 30, 2008 was $9.8 billion, compared to $8.4 billion as of March 31, 2008.  During second quarter 2008, Farmer Mac:

•	added $116.5 million of Farmer Mac I loans under LTSPCs;
•	purchased $53.8 million of newly originated and current seasoned Farmer Mac I loans;
•
placed the Farmer Mac guarantee on $900.0 million of Nat Rural obligations backed by rural utilities loans and $430.7 million of securities representing interests in rural utilities loans previously held as mission-related investments; and

•	purchased $79.7 million of Farmer Mac II USDA-guaranteed portions of loans.

The enactment of the Farm Bill on May 22, 2008 expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.  Pursuant to this expanded authority, during second quarter 2008, Farmer Mac placed its guarantee on securities previously held by the Corporation as mission-related investments under authority granted by FCA.  Farmer Mac categorizes these program assets as part of its new Rural Utilities program, which is separate from the existing Farmer Mac I and Farmer Mac II programs.  While Farmer Mac believes important new business opportunities could result from this expansion of its statutory guarantee authorities, at this time no assurance can be given that it will result in significant additional business volume for Farmer Mac.

As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the continued upward trends in agricultural land values, and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate allowance for losses as of June 30, 2008 was $3.8 million, which was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities).  The allowance for losses was $3.9 million and 8 basis points as of both December 31, 2007 and June 30, 2007.

As of June 30, 2008, Farmer Mac’s 90-day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after enactment of the 1996 Act that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $5.2 million, representing 0.11 percent of the principal balance of the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $14.8 million (0.30 percent) as of June 30, 2007.

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income was $24.4 million for second quarter 2008, compared to $8.5 million for second quarter 2007.  Net interest income was $42.3 million for the six months ended June 30, 2008, compared to $17.6 million for the six months ended June 30, 2007.  The net interest yield was 149 basis points for the six months ended June 30, 2008, compared to 70 basis points for the six months ended June 30, 2007.

Net interest income includes guarantee fees for loans purchased after April 1, 2001 (the effective date of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”)), but not for loans purchased prior to that date.  The effect of SFAS 140 was the classification of approximately $1.8 million (6 basis points) of guarantee fee income as interest income for the six months ended June 30, 2008, compared to $1.7 million (7 basis points) for the six months ended June 30, 2007.

As discussed in Note 1(d) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives.  For the six months ended June 30, 2008 and 2007, this classification resulted in an increase of the net interest yield of $10.1 million (36 basis points) and no effect on the net interest yield, respectively.

The net interest yields for the six months ended June 30, 2008 and 2007 included the benefits of yield maintenance payments of $2.9 million (10 basis points) and $2.2 million (9 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.  For the six months ended June 30, 2008 and 2007, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $1.9 million or $0.19 per diluted share and $1.4 million or $0.14 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2008 and 2007.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.  The average rate earned on cash and investments reflects lower short-term market rates partially offset by wider investment spreads during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 and the short-term or floating rate nature of most investments acquired or reset during 2008.  The lower average rate on loans and Farmer Mac Guaranteed Securities during the six months ended June 30, 2008 reflects the decline in market rates reflected in the rates on loans acquired or reset during that period compared to the rates on loans that have matured.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during 2008.

	Six Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$3,553,861	$76,910	4.33%	$3,014,546	$80,522	5.34%
Loans and Farmer Mac
Guaranteed Securities	2,108,105	62,011	5.88%	2,013,241	60,703	6.03%
Total interest-earning assets	5,661,966	138,921	4.91%	5,027,787	141,225	5.62%

Funding:
Notes payable due within one year	3,784,194	58,187	3.08%	3,277,815	84,340	5.15%
Notes payable due after one year	1,653,313	38,438	4.65%	1,570,149	39,324	5.01%
Total interest-bearing liabilities	5,437,507	96,625	3.55%	4,847,964	123,664	5.10%

Net non-interest-bearing funding	224,459			179,823
Total funding	$5,661,966	96,625	3.41%	$5,027,787	123,664	4.92%
Net interest income/yield		$42,296	1.49%		$17,561	0.70%

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

	Six Months Ended June 30, 2008
	Compared to Six Months Ended
	June 30, 2007
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(16,691)	$13,079	$(3,612)
Loans and Farmer Mac Guaranteed Securities	(1,506)	2,814	1,308
Total	(18,197)	15,893	(2,304)
Expense from interest-bearing liabilities	(40,772)	13,733	(27,039)
Change in net interest income	$22,575	$2,160	$24,735

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.7 million for second quarter 2008 and $13.3 million for the six months ended June 30, 2008, compared to $6.4 million and $12.2 million, respectively, for the same periods in 2007.  The effect of SFAS 140 classified guarantee fees as interest income in the amount of $0.9 million and $1.8 million for second quarter 2008 and the six months ended June 30, 2008, respectively, compared to $0.8 million for second quarter 2007 and $1.7 million for the six months ended June 30, 2007, although management considers the amounts to have been earned in consideration for the assumption of credit risk.  That portion of the difference or “spread” between the cost of Farmer Mac’s debt funding for loans and the yield on post-1996 Act Farmer Mac I Guaranteed Securities held on its books compensates for credit risk.  When a post-1996 Act Farmer Mac I Guaranteed Security is sold to a third party, Farmer Mac continues to receive the guarantee fee component of that spread, which continues to compensate Farmer Mac for its assumption of credit risk.  The portion of the spread that compensates for interest rate risk would not typically continue to be received by Farmer Mac if the asset were sold.

Expenses.  General and administrative expenses were $2.2 million for second quarter 2008, and $4.3 million for the six months ended June 30, 2008, compared to $2.2 million and $4.6 million, respectively, for the same periods in 2007.  Compensation and employee benefits were $3.9 million for second quarter 2008 and $7.6 million for the six months ended June 30, 2008, compared to $3.7 million and $6.9 million respectively, for the same periods in 2007.  The increases in compensation and employee benefits were attributable to reductions in management’s assumptions related to employee turnover rates related to the vesting of stock options and the reduced vesting period for director SARs granted in second quarter 2008.  For more information on stock-based compensation, see Note 1(f) to the condensed consolidated financial statements.

Regulatory fees for second quarter 2008 and the six months ended June 30, 2008 were $0.5 million and $1.0 million, respectively, compared to $0.6 million and $1.1 million, respectively, for the same periods in 2007.  FCA has advised the Corporation that its estimated fees for the federal fiscal year ended September 30, 2008 will be $2.1 million, compared to $2.2 million for the federal fiscal year ended September 30, 2007.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Farmer Mac expects all of the above-mentioned expenses and regulatory fees to continue at approximately the same levels through the end of 2008.

During the six months ended June 30, 2008, Farmer Mac made no provision for its allowance for losses, compared to a release of $0.5 million for the same period in 2007, which included the provision of $0.1 million for the allowance for losses during second quarter 2007.  See “—Risk Management—Credit Risk” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses.  As of June 30, 2008, Farmer Mac’s total allowance for losses was $3.8 million, which was 8 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $3.9 million and 8 basis points as of December 31, 2007.

Gains and Losses on Financial Derivatives and Trading Assets. SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive income.  As discussed in Note 1(d) to the condensed consolidated financial statements, the Corporation accounts for its financial derivatives as undesignated financial derivatives.  The net gains and losses on financial derivatives for the three and six month periods ended June 30, 2008 were gains of $31.1 million and losses of $10.7 million, respectively, compared to net gains of $19.9 million and $15.9 million, respectively, for the same periods in 2007.  On January 1, 2008, with the adoption of SFAS 159, Farmer elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.   During the three and six months ended June 30, 2008, Farmer Mac elected to measure $36.4 million and $61.1 million, respectively, of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Farmer Mac selected these assets for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, the changes in fair value of the assets provide partial economic and financial reporting offsets to the related financial derivatives.  During the three and six month periods ended June 30, 2008, the net decrease in fair value of assets selected for the fair value option and other investment securities classified as trading assets resulted in Farmer Mac recording net losses on trading assets of $17.3 million and $7.2 million, respectively.  Net losses recorded on trading assets for the three and six month periods ended June 30, 2007 were both $0.1 million.

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

Business Volume.  New business volume for second quarter 2008 was $250.0 million.  In addition to that new business volume, the expansion of Farmer Mac’s authorities to include rural utilities loans enabled Farmer Mac to place its guarantee on $1.3 billion of mission-related investment securities previously purchased by the Corporation.  The combination of the new business volume and the expanded mission brought Farmer Mac’s outstanding program volume as of June 30, 2008 to $9.8 billion.  Farmer Mac’s business volume in first quarter 2008 and second quarter 2007 was $143.9 million and $1.3 billion, respectively.  Much of Farmer Mac’s business volume in recent years has been a product of the Corporation’s ongoing efforts to diversify its marketing focus to include large program transactions that emphasize high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions.  These transactions tend to be larger portfolio transactions that have ranged up to $1.0 billion.  No such large transactions were completed during second quarter 2008.  The design of these transactions is such that the ongoing guarantee and commitment fee income from prior transactions continues to contribute to earnings in the current and future reporting periods.  Moreover, Farmer Mac sees prospects for additional similar large portfolio transactions related to rural utilities loans as well as agricultural mortgages, though no assurance can be given at this time as to the certainty or timing of similar transactions in the future.

Looking ahead, Farmer Mac remains confident of opportunities for increased business volume and income growth as a result of the Corporation’s product development and marketing efforts.  Farmer Mac’s marketing initiatives, which continue to generate business opportunities for 2008 and, it believes, beyond, include:

•	increased use of AgVantage transactions, targeting highly-rated financial institutions with large agricultural mortgage and rural utilities portfolios;
•	agribusiness, rural utilities and rural development loans, in fulfillment of Farmer Mac’s Congressional mission;
•	new structures for LTSPC transactions, including risk sharing provisions; and
•
an alliance with the American Bankers Association (“ABA”), under which Farmer Mac facilitates access and offers improved pricing to ABA member institutions and the ABA promotes member participation in the Farmer Mac I program.

Some of the agribusiness and rural utilities initiatives will require Farmer Mac to consider credit risks that expand upon or differ from those the Corporation has accepted previously.  For example, the credit risks related to rural utilities loans include political, environmental and technological factors dissimilar from those affecting the repayment of agricultural mortgage loans.  Farmer Mac will use underwriting standards appropriate to those credit risks, and likely will draw upon outside expertise to analyze and evaluate the credit and funding aspects of loans submitted pursuant to those initiatives.

Notwithstanding these efforts and developments, Farmer Mac’s business with agricultural mortgage and rural utilities lenders has been and may continue to be constrained by:

•	changes in the capital, liquidity or funding needs of major business partners;
•	alternative sources of capital, funding and credit enhancement for agricultural mortgage and rural utilities lenders;
•	political, environmental and technological developments affecting rural utilities; and
•	increased competition in the secondary market for agricultural mortgage loans.

For a more detailed discussion of these factors and the related effects on Farmer Mac’s business volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook for 2008” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

USDA’s most recent publications (as available on USDA’s website as of August 1, 2008) forecast:

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

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$53,838	$39,856	$91,306	$61,500
LTSPCs	116,472	152,402	169,753	548,724
AgVantage	-	1,000,000	-	1,000,000
Farmer Mac II Guaranteed Securities	79,700	59,149	132,814	112,697
Farmer Mac Guaranteed Securities -Rural Utilities	1,330,676	-	1,330,676	-
Total purchases, guarantees and commitments	$1,580,686	$1,251,407	$1,724,549	$1,722,921

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

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$53,838	$39,856	$91,306	$61,500

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	-	247	304	247

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	-	131	859	964

Defaulted loans purchased underlying LTSPCs	26	272	26	272

Total loan purchases	$53,864	$40,506	$92,495	$62,983

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2008 and second quarter 2007 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2008 and second quarter 2007, 73 percent and 61 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.3 years and 15.1 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2008 and second quarter 2007 was 28.7 years and 8.0 years, respectively.

Balance Sheet Review

As of June 30, 2008, Farmer Mac had $712.4 million of cash and cash equivalents compared to $101.4 million as of December 31, 2007.  The increase was a result of a shift toward shorter term investments that are accounted for as cash and cash equivalents.  As of June 30, 2008, Farmer Mac had $1.7 billion of investment securities compared to $2.6 billion as of December 31, 2007.  The decrease in investment securities during the six months ended June 30, 2008 reflects the transfer of $1.4 billion of rural utilities loan-related securities from investment securities to Farmer Mac Guaranteed Securities with Farmer Mac’s guarantee of those securities pursuant to the expanded authorities granted in the Farm Bill.  Accordingly, during the six months ended June 30, 2008, Farmer Mac Guaranteed Securities increased by $1.4 billion to $2.7 billion.

Consistent with the net increase in total assets of $1.1 billion during the six months ended June 30, 2008, total liabilities also increased $1.1 billion during the same period.  The increase in liabilities was primarily due to the $1.1 billion increase in notes payable, the proceeds of which were used to fund the purchase of assets.  For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the six months ended June 30, 2008, accumulated other comprehensive loss increased $14.5 million, which was primarily the result of $17.0 million after-tax unrealized losses on securities available-for-sale as of June 30, 2008, compared to $2.3 million after-tax unrealized losses on securities available-for-sale as of December 31, 2007.  Accumulated other comprehensive loss is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  As of June 30, 2008, Farmer Mac’s core capital totaled $254.8 million, compared to $226.4 million as of December 31, 2007.  As of June 30, 2008, Farmer Mac’s core capital exceeded the statutory minimum capital requirement of $214.8 million by $40.0 million.

Farmer Mac was in compliance with its risk-based capital standards as of June 30, 2008.  The risk-based capital stress test generated a regulatory capital requirement of $48.8 million as of June 30, 2008, compared to $30.4 million as of March 31, 2008.  In the June 5, 2008 issue of the Federal Register, FCA published a final rule containing a revised risk-based capital stress test.  That revised risk-based capital stress test became effective July 25, 2008.  The revised risk-based capital stress test would have generated a regulatory capital requirement of $56.8 million had it been in effect as of June 30, 2008, compared to $39.1 million as of March 31, 2008.  The quarter-to-quarter increase in the risk-based capital requirement under either test is the result of decreased projected net interest income due to reduced net interest spreads on investments and program assets as of June 30, 2008 compared to March 31, 2008.  As of June 30, 2008, Farmer Mac’s regulatory capital of $258.6 million exceeded the risk-based capital requirement of $48.8 million by approximately $209.8 million.

Off-Balance Sheet Program Activities

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through each of the Farmer Mac I, Farmer Mac II and Rural Utilities programs; and (2) LTSPCs, which are available only through the Farmer Mac I and Rural Utilities programs.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  See Note 5 to the interim unaudited condensed consolidated financial statements for further information regarding Farmer Mac’s off-balance sheet program activities.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of June 30, 2008, 44 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 80 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties.  Of the Farmer Mac I fixed rate loans purchased in second quarter 2008, 9 percent had yield maintenance or another form of prepayment protection.  As of June 30, 2008, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 18.7 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in second quarter 2008, 12.1 percent contained various forms of prepayment penalties.

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

Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding.  Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities.  As of June 30, 2008, $1.5 billion of the $1.7 billion of investment securities (89 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium term notes or discount notes that closely match the rate adjustment dates of the associated investments.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of June 30, 2008 and December 31, 2007 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.  During second quarter 2008, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities.

	Percentage Change in MVE from Base Case
Interest Rate	June 30,	December 31,
Scenario	2008	2007

+ 300bp	-12.9%	-10.6%
+ 200bp	-7.7%	-6.3%
+ 100bp	-3.0%	-2.5%
- 100bp	0.3%	-0.1%
- 200bp	N/A*	-1.4%
- 300bp	N/A*	-3.4%

*	As of June 30, 2008, a parallel shift of -200 and -300 basis points of the U.S. Treasury yield curve produced negative interest rates for maturities of 3 months and shorter.

As of June 30, 2008, a parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 2.5 percent, while a parallel decrease of 100 basis points would have increased NII by 0.1 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of June 30, 2008, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.  As of June 30, 2008, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 0.9 months, compared to plus 0.7 months as of December 31, 2007.  Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable.  Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of June 30, 2008, Farmer Mac had $3.5 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years.  Of those interest rate swaps, $1.5 billion were floating-to-fixed rate interest rate swaps, $1.8 billion were fixed-to-floating interest rate swaps and $0.2 billion were basis swaps.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  As discussed in Note 1(d) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of June 30, 2008, Farmer Mac had uncollateralized net exposure of $0.1 million to one counterparty.

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
•
an allowance for losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities, which is included in the balance sheet under “Reserve for losses.”

Farmer Mac’s provision for losses is presented in two components on its condensed consolidated statements of operations:

•	a “Provision for loan losses,” which represents losses on Farmer Mac’s loans held; and
•
a “Provision for losses,” which represents losses on loans underlying post-1996 Act Farmer Mac I Guaranteed Securities, LTSPCs, Farmer Mac Guaranteed Securities – Rural Utilities, and real estate owned.

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

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through June 30, 2008, Farmer Mac had charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $2.4 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of June 30, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of June 30, 2008, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

On May 22, 2008, Congress enacted into law the Farm Bill, which expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.  During second quarter 2008, Farmer Mac placed its guarantee on $430.7 million of securities representing interests in rural electric cooperative loans and $900.0 million principal amount of obligations collateralized by rural electric cooperative loans previously held as mission-related investments under authority granted by the FCA.  Farmer Mac evaluated these $1.3 billion of Farmer Mac Guaranteed Securities – Rural Utilities and determined that there were no probable losses inherent in the securities or the underlying rural utilities loans.  Accordingly, no allowance for losses was recorded as of June 30, 2008 with respect to those securities.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months and six months ended June 30, 2008 and 2007:

	June 30, 2008
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,651	$-	$2,197	$3,848
Provision/(recovery) for losses	-	-	-	-
Charge-offs	(69)	-	-	(69)
Recoveries	10	-	-	10
Ending balance	$1,592	$-	$2,197	$3,789

Six Months Ended:
Beginning balance	$1,690	$-	$2,197	$3,887
Provision/(recovery) for losses	-	-	-	-
Charge-offs	(108)	-	-	(108)
Recoveries	10	-	-	10
Ending balance	$1,592	$-	$2,197	$3,789

	June 30, 2007
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,730	$-	$2,197	$3,927
Provision/(recovery) for losses	-	100	-	100
Charge-offs	(49)	(100)	-	(149)
Recoveries	-	-	-	-
Ending balance	$1,681	$-	$2,197	$3,878

Six Months Ended:
Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	100	(413)	(528)
Charge-offs	(49)	(100)	-	(149)
Recoveries	-	-	-	-
Ending balance	$1,681	$-	$2,197	$3,878

During second quarter 2008, Farmer Mac made no provision for its allowance for losses, compared to a provision of $0.1 million in second quarter 2007.  During second quarter 2008, Farmer Mac had $0.1 million of charge-offs against the allowance for losses and $10,000 of recoveries.  During second quarter 2007 Farmer Mac charged off $0.1 million against the allowance for losses.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in second quarter 2008 or second quarter 2007.  As of June 30, 2008, Farmer Mac’s allowance for losses totaled $3.8 million, or 8 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $3.9 million (8 basis points) as of December 31, 2007.

As of June 30, 2008, Farmer Mac’s 90-day delinquencies totaled $5.2 million and represented 0.11 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $14.8 million (0.30 percent) as of June 30, 2007.  As of June 30, 2008, Farmer Mac’s non-performing assets (which include 90-day delinquencies, loans performing in bankruptcy, and real estate owned) totaled $28.2 million and represented 0.57 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $37.2 million (0.76 percent) as of June 30, 2007.  Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding Post-1996 Act Farmer Mac I Loans, Guarantees (1), LTSPCs, and REO	Non- performing Assets	Percentage	Less: REO and Performing Bankruptcies	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2008	$4,937,870	$28,230	0.57%	$23,060	$5,170	0.11%
March 31, 2008	4,933,720	31,640	0.64%	20,666	10,974	0.22%
December 31, 2007	5,063,164	31,924	0.63%	21,340	10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%

(1) Excludes loans underlying AgVantage securities.

As of June 30, 2008, approximately $1.3 billion (27.2 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.4 billion (28.9 percent) as of June 30, 2007.

As of June 30, 2008, Farmer Mac individually analyzed $10.1 million of its $46.0 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $35.9 million of impaired assets, for which updated valuations were not available, in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $10.1 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances for any of its impaired assets as of June 30, 2008.  Farmer Mac’s non-specific or general allowances were $3.8 million as of June 30, 2008.

As of June 30, 2008, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs was 49.8 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 57.6 percent.  The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing
Assets by Original LTV Ratio
as of June 30, 2008
(dollars in thousands)
	Post-1996 Act
	Non-performing
Original LTV Ratio	Assets	Percentage
0.00% to 40.00%	$1,090	4%
40.01% to 50.00%	5,464	19%
50.01% to 60.00%	12,088	43%
60.01% to 70.00%	8,478	30%
70.01% to 80.00%	471	2%
80.01% +	639	2%
Total	$28,230	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs and post-1996 Act non-performing assets as of June 30, 2008 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets
	Distribution of Outstanding Loans, Guarantees and LTSPCs	Outstanding Loans, Guarantees and LTSPCs (1)	Post-1996 Act Non- performing Assets (2)	Non- performing Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	10%	$499,542	$5,751	1.15%
1997	4%	198,528	3,025	1.52%
1998	7%	327,841	6,719	2.05%
1999	8%	378,741	4,545	1.20%
2000	4%	196,005	3,257	1.66%
2001	7%	362,651	3,034	0.84%
2002	9%	463,923	582	0.13%
2003	10%	481,394	937	0.19%
2004	7%	346,245	149	0.04%
2005	11%	520,286	81	0.02%
2006	11%	566,899	150	0.03%
2007	9%	437,186	-	0.00%
2008	3%	158,629	-	0.00%

Total	100%	$4,937,870	$28,230	0.57%

By geographic region (3):
Northwest	16%	$806,539	$19,064	2.36%
Southwest	39%	1,911,623	2,729	0.14%
Mid-North	22%	1,097,840	1,325	0.12%
Mid-South	11%	533,148	2,297	0.43%
Northeast	8%	398,284	1,047	0.26%
Southeast	4%	190,436	1,768	0.93%

Total	100%	$4,937,870	$28,230	0.57%

By commodity/collateral type:
Crops	41%	$2,014,778	$13,170	0.65%
Permanent plantings	19%	949,731	9,757	1.03%
Livestock	26%	1,290,335	3,516	0.27%
Part-time farm/rural housing	7%	352,599	1,787	0.51%
Ag storage and processing (including ethanol facilities)	6%	292,575	-	0.00%
Other	1%	37,852	-	0.00%

Total	100%	$4,937,870	$28,230	0.57%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of June 30, 2008, by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Post-1996 Act Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
	Cumulative Original Loans, Guarantees and LTSPCs (1)		Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,436,335		$1,593	0.05%
1997	758,156		2,493	0.33%
1998	1,134,776		3,885	0.34%
1999	1,150,600		1,291	0.11%
2000	742,578		2,285	0.31%
2001	1,084,397		701	0.06%
2002	1,091,869		-	0.00%
2003	893,967		-	0.00%
2004	613,729		-	0.00%
2005	729,989		115	0.02%
2006	694,167		-	0.00%
2007	511,870		-	0.00%
2008	162,641		-	0.00%

Total	$13,005,074		$12,363	0.10%

By geographic region (2):
Northwest	$2,411,216		$6,891	0.29%
Southwest	5,234,013		4,784	0.09%
Mid-North	2,214,497		57	0.00%
Mid-South	1,090,501		336	0.03%
Northeast	1,142,452		66	0.01%
Southeast	912,395		229	0.03%

Total	$13,005,074		$12,363	0.10%

By commodity/collateral type:
Crops	$5,275,868		$15	0.00%
Permanent plantings	2,919,368		9,349	0.32%
Livestock	3,330,225		2,677	0.08%
Part-time farm/rural housing	927,165		322	0.03%
Ag storage and processing (including ethanol facilities)	413,582	(3)	-	0.00%
Other	138,866		-	0.00%

Total	$13,005,074		$12,363	0.10%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of June 30, 2008, approximately$52.4 million of the loans were not yet disbursed by the lender.

Liquidity and Capital Resources

Farmer Mac has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future and, in accordance with Farmer Mac’s commitment to FCA, has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  During second quarter 2008, Farmer Mac maintained an average of 78 days of liquidity.

Debt Issuance.  Section 8.6(e) of Farmer Mac’s statutory charter (12 U.S.C. § 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible mortgage loans and Farmer Mac Guaranteed Securities and to maintain reasonable available cash and cash equivalents for business operations, including adequate liquidity.  Farmer Mac funds its purchases of program (loans and Farmer Mac Guaranteed Securities) and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations.

The interest and principal on Farmer Mac’s debt are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac.  Farmer Mac is an institution of the Farm Credit System (“FCS”), but is not liable for any debt or obligation of any other institution of the FCS.  Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac.  Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation.  The Corporation’s discount notes and medium-term notes are not currently rated by a nationally recognized statistical rating organization.

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $5.7 billion was outstanding as of June 30, 2008), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors.

Liquidity.  The funding and liquidity needs of Farmer Mac’s business programs are driven by the purchase and retention of eligible loans and Farmer Mac Guaranteed Securities; the maturities of Farmer Mac’s discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac’s primary sources of funds to meet these needs are:

•	principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities, and LTSPCs;
•	principal and interest payments received from investment securities; and
•	the issuance of new discount notes and medium-term notes.

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

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs.  As of June 30, 2008, Farmer Mac’s portfolio of non-program investments consisted of: $712.4 million of cash and cash equivalents; $686.1 million of securities issued or guaranteed by GSEs or the U.S. Government and its agencies; $9.9 million of commercial paper; $142.1 million of commercial bank certificates of deposit; $307.3 million of asset-backed securities (principally backed by Government guaranteed student loans); and $537.1 million of corporate debt securities, including financial institutions.  Farmer Mac did not hold any investments in securities backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates in the event of a failed auction.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac held $209.4 million of ARCs as of June 30, 2008 and $131.5 million as of December 31, 2007.  From mid-February through mid-August 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time and there may be no efficient auction mechanism for selling these securities in the near term.  Farmer Mac continues to believe that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called or repurchased during the next two years.  Due to the absence of an active auction market or other market trading in ARCs, during first quarter 2008 Farmer Mac transferred all of its ARCs from Level 2 to Level 3 and recorded the ARCs as of March 31, 2008 at fair values of approximately 99 percent of par and par.  The discounted values reflect uncertainty regarding the ability to obtain par in the absence of any active market trading.  On April 22, 2008, Farmer Mac received a par tender offer for $20.0 million of its ARC holdings.  Farmer Mac tendered those bonds and received par upon settlement on May 21, 2008.  As of June 30, 2008, Farmer Mac’s remaining ARC holdings were recorded at fair values of approximately 99 percent of par.

Capital.  During first quarter 2007, Farmer Mac announced the establishment of a program to repurchase up to one million shares of the Corporation’s outstanding Class C Non-Voting Common Stock.  During first quarter 2008, the aggregate number of shares repurchased by Farmer Mac under the 2007 program reached the maximum number of authorized shares, thereby terminating that program according to its terms.

Other Matters

Since fourth quarter 2004, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  Each dividend was paid on the last business day of each quarter to holders of record as of a fixed day at least two weeks prior to the dividend payment date.  On August 7, 2008, Farmer Mac’s board of directors declared a quarterly dividend of $0.10 per share on the Corporation’s three classes of common stock payable on September 30, 2008 to holders of record as of September 15, 2008.  Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 17, 2008.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I			Farmer Mac
	Loans and Guaranteed Securities	LTSPCs (1)	Farmer Mac II	Guaranteed Securities - Rural Utilities		Total
	(in thousands)
For the quarter ended:

June 30, 2008	$53,838	$116,472	$79,700	$1,330,676	(2)	$1,580,686
March 31, 2008	37,468	53,281	53,114	-		143,863
December 31, 2007	40,664	265,135	48,294	-		354,093
September 30, 2007	25,545	156,930	49,049	-		231,524
June 30, 2007	1,039,856	152,402	59,149	-		1,251,407
March 31, 2007	21,644	396,322	53,548	-		471,514
December 31, 2006	24,046	318,064	54,136	-		396,246
September 30, 2006	1,018,253	177,885	74,217	-		1,270,355
June 30, 2006	26,114	570,595	61,204	-		657,913

For the year ended:
December 31, 2007	1,127,709	970,789	210,040	-		2,308,538
December 31, 2006	1,598,673	1,139,699	234,684	-		2,973,056

(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processing facilities.  As of June 30, 2008, approximately $52.4 million of the loans underlying those $377.8 million of LTSPCs were not yet disbursed by the lender.

(2)
The enactment of the Farm Bill on May 22, 2008 expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.  Pursuant to this expanded authority, during second quarter 2008, Farmer Mac placed its guarantee on $1.3 billion of securities it previously held as mission-related investments under authority granted by FCA.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I
	Post-1996 Act				Farmer Mac
	Loans and Guaranteed Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Guaranteed Securities - Rural Utilities	Total
	(in thousands)
As of:
June 30, 2008	$5,471,897	$1,997,172	$2,406	$960,278	$1,330,676	$9,762,429
March 31, 2008	5,519,539	1,943,181	2,406	959,444	-	8,424,570
December 31, 2007	5,645,023	1,948,941	3,174	946,617	-	8,543,755
September 30, 2007	5,691,797	1,724,328	3,174	943,183	-	8,362,482
June 30, 2007	5,783,879	1,644,413	3,611	942,443	-	8,374,346
March 31, 2007	4,508,595	1,920,848	3,748	932,056	-	7,365,247
December 31, 2006	4,338,698	1,969,734	5,057	925,799	-	7,239,288
September 30, 2006	4,267,309	1,884,223	5,802	900,835	-	7,058,169
June 30, 2006	3,014,614	2,149,677	9,922	863,778	-	6,037,991

The Loans and Guaranteed Securities and LTSPCs amounts in the table above reflect the following conversions of existing LTSPCs to Farmer Mac I Guaranteed Securities at the request of program participants.

Conversions of LTSPCs to
Farmer Mac I Guaranteed Securities
(in thousands)

During the quarter ended:
June 30, 2008	$-
March 31, 2008	-
December 31, 2007	-
September 30, 2007	17,189
June 30, 2007	360,777
March 31, 2007	303,766
December 31, 2006	143,582
September 30, 2006	341,164
June 30, 2006	550,114

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
	Fixed Rate	5-to-10-Year ARMs & Resets	1-Month-to- 3 Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2008	$1,974,048	$772,859	$739,642	$3,486,549
March 31, 2008	963,336	748,584	342,496	2,054,416
December 31, 2007	962,320	750,472	352,250	2,065,042
September 30, 2007	932,134	735,704	366,573	2,034,411
June 30, 2007	914,890	752,991	399,147	2,067,028
March 31, 2007	899,628	743,891	417,722	2,061,241
December 31, 2006	891,429	761,754	452,656	2,105,839
September 30, 2006	863,000	744,903	459,604	2,067,507
June 30, 2006	885,875	749,289	441,063	2,076,227

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2008.

The Corporation carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-5, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of Farmer Mac’s disclosure controls and procedures.  Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2008, the Corporation’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed under Item 5.02(e) of Form 8-K regarding the compensatory arrangements of certain officers was recorded, processed, summarized and reported accurately.  The Corporation believes that the deficiency has been remediated by requiring the Chair of the Compensation Committee to review and approve in writing all material information regarding compensatory arrangements of certain officers that the Corporation is required to disclose under Item 5.02(e) of Form 8-K.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

On April 10, 2008, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 817 shares of its Class C Non-Voting Common Stock, at an issue price of $26.10 per share, to the seven directors who elected to receive such stock in lieu of their cash retainers.

On June 4, 2008, Farmer Mac granted options to purchase 3,000 shares of Class C Non-Voting Common Stock, at an exercise price of $27.70 per share, under its 1997 Incentive Plan to an employee in connection with the commencement of employment.  On June 5, 2008, Farmer Mac granted an aggregate amount of 336,770 stock appreciation rights under its 2008 Omnibus Incentive Plan, at a grant price of $28.94 per share, to the fifteen directors and six officers of the Corporation.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Farmer Mac’s Annual Meeting of Stockholders was held on June 5, 2008.

(b)
In addition to the ten directors elected at the Annual Meeting of Stockholders on June 5, 2008 as described in paragraph (c)(1) below, the following directors appointed by the President of the United States continue to serve as directors of Farmer Mac:

Fred L. Dailey (Chairman)
Lowell L. Junkins (Vice Chairman)
Julia Bartling
Grace T. Daniel
Glen O. Klippenstein

(c) (1)	Election of Directors (cumulative voting):

Class A Stockholders

Name of Nominee	Number of Votes For
James R. Engebretsen*	620,800
Clark B. Maxwell*	620,800
Dennis A. Everson	524,564
Dennis L. Brack	431,531
Mitchell A. Johnson	428,030
Timothy F. Kenny	404,097
Charles E. Kruse	403,597

Class B Stockholders

Name of Nominee	Number of Votes For
Paul A. DeBriyn	506,369
Brian J. O’Keane*	504,052
Ernest M. Hodges	503,681
John Dan Raines	423,270
Michael A. Gerber	323,466
Ralph “Buddy” Cortese	194,665

* Not nominated by the Board nor identified in the Corporation’s Proxy Statement.

Farmer Mac’s federal charter provides that five directors are elected by a plurality of the votes of the holders of Class A Voting Common Stock and five directors are elected by a plurality of the votes of the holders of Class B Voting Common Stock.  Based on the results set forth above, the following individuals were elected to serve as directors of Farmer Mac for one-year terms beginning June 5, 2008:  Dennis L. Brack, Paul A. DeBriyn, James R. Engebretsen, Dennis A. Everson, Michael A. Gerber, Ernest M. Hodges, Mitchell A. Johnson, Clark B. Maxwell, Brian J. O’Keane, and John Dan Raines.

(2)	Selection of Independent Registered Public Accounting Firm (Deloitte & Touche LLP):

Class A Stockholders and Class B Stockholders (combined)

Number of Votes
For	1,249,585
Against	1,550
Abstain	1,100
Broker Non-Vote	0

(3)	Approval of 2008 Omnibus Incentive Compensation Plan:

Class A Stockholders and Class B Stockholders (combined)

Number of Votes
For	1,087,027
Against	110,463
Abstain	2,900
Broker Non-Vote	51,845

(d)	Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

**	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008.

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Certificate of Designation of Terms and Conditions of Farmer Mac 6.40% Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*	4.5.1	-	Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*	4.5.2	-	Supplemental Agreement for 4.25% Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†**	10.1.2	-	2008 Omnibus Incentive Plan.

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.2	-	Compiled Amended and Restated Employment Agreement dated June 5, 2008 between Henry D. Edelman and the Registrant (Form 8-K filed August 1, 2008).

_________________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†**	10.3	-	Compiled Amended and Restated Employment Agreement dated June 5, 2008 between Nancy E. Corsiglia and the Registrant.

†**	10.4	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant.

†**	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant.

†**	10.6	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

_________________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 11, 2008

By:	/s/ Henry D. Edelman
Henry D. Edelman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy E. Corsiglia
Nancy E. Corsiglia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)