Form 10-Q
period 2008-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2008-11-10
CIK 845877

As filed with the Securities and Exchange Commission on
November 10, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 1, 2008, the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,601,352 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5
Notes to Condensed Consolidated Financial Statements	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2008	December 31, 2007
	(in thousands)
Assets:
Cash and cash equivalents	$50,661	$101,445
Investment securities:
Available-for-sale, at fair value (includes securities pledged to counterparties of $16.6 million and $7.2 million as of September 30, 2008 and December 31, 2007, respectively)	1,297,255	2,616,187
Trading, at fair value	171,046	8,179
Total investment securities	1,468,301	2,624,366
Farmer Mac Guaranteed Securities:
Held-to-maturity, at amortized cost	-	959,865
Available-for-sale, at fair value	1,250,194	338,958
Trading, at fair value	913,211	-
Total Farmer Mac Guaranteed Securities	2,163,405	1,298,823
Loans:
Loans held for sale, at lower of cost or fair value	63,202	118,629
Loans held for investment, at amortized cost	630,615	649,280
Allowance for loan losses	(2,329)	(1,690)
Total loans, net of allowance	691,488	766,219

Real estate owned, at lower of cost or fair value	590	590
Financial derivatives, at fair value	3,395	2,288
Interest receivable	57,701	91,939
Guarantee and commitment fees receivable	60,385	57,804
Deferred tax asset, net	55,073	30,239
Prepaid expenses and other assets	107,689	3,900
Total Assets	$4,658,688	$4,977,613

Liabilities, Mezzanine Equity and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,642,228	$3,829,698
Due after one year	664,874	744,649
Total notes payable	4,307,102	4,574,347

Financial derivatives, at fair value	65,670	55,273
Accrued interest payable	32,520	50,004
Guarantee and commitment obligation	55,582	52,130
Accounts payable and accrued expenses	24,780	20,069
Reserve for losses	2,106	2,197
Total Liabilities	4,487,760	4,754,020

Mezzanine Equity:
Series B redeemable preferred stock, redemption/liquidation value of $1,000 per share, 65,000 shares authorized, issued and outstanding	61,039	-

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized, issued and outstanding	35,000	35,000
Common stock:
Class A Voting, $1 par value, no maximum authorization	1,031	1,031
Class B Voting, $1 par value, no maximum authorization	500	500
Class C Non-Voting, $1 par value, no maximum authorization	8,598	8,364
Additional paid-in capital	96,194	87,134
Accumulated other comprehensive loss	(41,421)	(2,793)
Retained earnings	9,987	94,357
Total Stockholders' Equity	109,889	223,593

Total Liabilities, Mezzanine Equity and Stockholders' Equity	$4,658,688	$4,977,613

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest income:
Investments and cash equivalents	$20,395	$46,621	$97,305	$127,143
Farmer Mac Guaranteed Securities	28,470	18,437	67,007	56,622
Loans	11,718	11,636	35,192	34,154
Total interest income	60,583	76,694	199,504	217,919

Total interest expense	39,260	66,177	135,885	189,841

Net interest income	21,323	10,517	63,619	28,078
(Provision)/recovery for loan losses	(731)	-	(731)	215
Net interest income after (provision)/recovery for loan losses	20,592	10,517	62,888	28,293

Non-interest (loss)/income:
Guarantee and commitment fees	7,281	6,421	20,574	18,633
Losses on financial derivatives	(19,021)	(24,906)	(29,691)	(9,040)
Losses on trading assets	(14,507)	-	(21,664)	(74)
Impairment losses on available-for-sale investment securities	(97,108)	-	(102,452)	-
(Losses)/gains on sale of available-for-sale investment securities	(85)	87	65	108
Gains on sale of Farmer Mac Guaranteed Securities	1,531	-	1,531	-
Gains on the repurchase of debt	840	-	840	-
Gains on the sale of real estate owned	-	98	-	130
Other income	192	712	1,315	1,163
Non-interest (loss)/income	(120,877)	(17,588)	(129,482)	10,920

Non-interest expense:
Compensation and employee benefits	3,748	3,459	11,327	10,315
General and administrative	4,061	1,982	8,331	6,556
Regulatory fees	513	550	1,538	1,650
Real estate owned operating costs, net	15	(31)	102	(31)
(Recovery)/provision for losses	(91)	386	(91)	73
Non-interest expense	8,246	6,346	21,207	18,563

(Loss)/income before income taxes	(108,531)	(13,417)	(87,801)	20,650

Income tax (benefit)/expense	(2,973)	(5,407)	3,463	5,249
Net (loss)/income	(105,558)	(8,010)	(91,264)	15,401
Preferred stock dividends	(578)	(560)	(1,698)	(1,680)
Net (loss)/income available to common stockholders	$(106,136)	$(8,570)	$(92,962)	$13,721

(Loss)/earnings per common share and dividends:
Basic (loss)/earnings per common share	$(10.55)	$(0.82)	$(9.33)	$1.32
Diluted (loss)/earnings per common share	$(10.55)	$(0.82)	$(9.33)	$1.29
Common stock dividends per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(91,264)	$15,401
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on loans and investments	3,752	(1,530)
Amortization of debt premiums, discounts and issuance costs	66,790	98,154
Purchases of trading investment securities	-	(9,090)
Proceeds from repayment of trading investment securities	6,507	5,417
Purchases of loans held for sale	(38,461)	(36,021)
Proceeds from repayment of loans held for sale	14,747	5,744
Net change in fair value of trading securities and financial derivatives	30,954	8,692
Amortization of SFAS 133 transition adjustment on financial derivatives	222	297
Impairment losses on available-for-sale investment securities	102,452	-
Gains on sale of Farmer Mac Guaranteed Securities	(1,531)	-
Gains on sale of available-for-sale investment securities	(65)	(108)
Gains on repurchase of debt	(840)	-
Gains on the sale of real estate owned	-	(130)
Total provision/(recovery) for losses	640	(142)
Deferred income taxes	(11,316)	(5,588)
Stock-based compensation expense	3,389	2,452
Decrease in interest receivable	34,238	13,474
Increase in guarantee and commitment fees receivable	(2,581)	(14,544)
Increase in other assets	(41,561)	(2,276)
(Decrease)/increase in accrued interest payable	(17,484)	3,376
Increase in other liabilities	8,911	11,199
Net cash provided by operating activities	67,499	94,777
Cash flows from investing activities:
Purchases of available-for-sale investment securities (1)	(1,160,501)	(3,211,435)
Purchases of Farmer Mac II Guaranteed Securities and
AgVantage Farmer Mac Guaranteed Securities	(305,584)	(172,503)
Purchases of loans held for investment	(86,024)	(51,025)
Purchases of defaulted loans	(1,746)	(3,911)
Proceeds from repayment of investment securities (2)	445,154	2,314,070
Proceeds from repayment of Farmer Mac Guaranteed Securities	219,341	201,667
Proceeds from repayment of loans held for investment	101,964	121,261
Proceeds from sale of available-for-sale investment securities	351,256	58,383
Proceeds from sale of real estate owned	-	1,523
Proceeds from sale of Farmer Mac Guaranteed Securities	649,723	2,538
Net cash provided by/(used in) investing activities	213,583	(739,432)
Cash flows from financing activities:
Proceeds from issuance of discount notes	105,086,822	88,500,039
Proceeds from issuance of medium-term notes	1,486,903	1,261,000
Payments to redeem discount notes	(104,926,504)	(88,604,301)
Payments to redeem medium-term notes	(1,979,660)	(805,665)
Tax benefit from tax deductions in excess of compensation cost recognized	381	593
Proceeds from common stock issuance	5,722	7,531
Purchases of common stock	(830)	(15,041)
Dividends paid on common and preferred stock	(4,700)	(4,789)
Net cash (used in)/provided by financing activities	(331,866)	339,367
Net decrease in cash and cash equivalents	(50,784)	(305,288)

Cash and cash equivalents at beginning of period	101,445	877,714
Cash and cash equivalents at end of period	$50,661	$572,426

(1)
Includes purchases of $349.0 million and $2.0 billion related to auction-rate certificates for the nine months ended September 30, 2008 and 2007, respectively.  See Note 2 to the condensed consolidated financial statements.

(2)
Includes proceeds, through the normal auction process, of $268.0 million and $1.9 billion related to auction-rate certificates for the nine months ended September 30, 2008 and 2007, respectively.  See Note 2 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  The December 31, 2007 consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2007 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2007 consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.  Below is a summary of Farmer Mac’s significant accounting policies.

(a)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with original maturities of three months or less at the time of purchase to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Cash paid for:
Interest	$88,012	$93,345
Income taxes	25,069	8,000
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	79,757	1,324
Issuance of Series B redeemable preferred stock (net of deferred offering costs)	61,039	-
Reclassification of unsettled trades with The Reserve Primary Fund from Cash and cash equivalents to Prepaid expenses and other assets	42,489	-
Transfers of investment securities from available-for-sale to trading from the effect of adopting SFAS 159	600,468	-
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting SFAS 159	428,670	-
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to available-for-sale	493,997	-
Transfers of Farmer Mac I Guaranteed Securities from held-to-maturity to available-for-sale	25,458	-
Transfers of available-for-sale investment securities to available-for-sale Farmer Mac Guaranteed Securities - Rural Utilities	902,420	-
Transfers of trading investment securities to trading Farmer Mac Guaranteed Securities - Rural Utilities	459,026	-

(b)	Allowance for Losses

As of September 30, 2008, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying long-term standby purchase commitments (“LTSPCs”) and Farmer Mac I Guaranteed Securities issued after the Farm Credit System Reform Act of 1996 (the “1996 Act”) in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2008 and 2007:

	September 30, 2008
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,592	$-	$2,197	$3,789
Provision/(recovery) for losses	731	-	(91)	640
Charge-offs	-	-	-	-
Recoveries	6	-	-	6
Ending balance	$2,329	$-	$2,106	$4,435

Nine Months Ended:
Beginning balance	$1,690	$-	$2,197	$3,887
Provision/(recovery) for losses	731	-	(91)	640
Charge-offs	(108)	-	-	(108)
Recoveries	16	-	-	16
Ending balance	$2,329	$-	$2,106	$4,435

	September 30, 2007
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,681	$-	$2,197	$3,878
Provision/(recovery) for losses	-	-	386	386
Charge-offs	-	-	(386)	(386)
Recoveries	20	-	-	20
Ending balance	$1,701	$-	$2,197	$3,898

Nine Months Ended:
Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(49)	(100)	(386)	(535)
Recoveries	20	-	-	20
Ending balance	$1,701	$-	$2,197	$3,898

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Farmer Mac I Guaranteed Securities issued prior to the 1996 Act (“Pre-1996 Act Farmer Mac I Guaranteed Securities”), AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through September 30, 2008, Farmer Mac had charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $1.7 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of September 30, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2008, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

On May 22, 2008, Congress enacted into law the Food, Conservation and Energy Act of 2008 (the “Farm Bill”), which expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.  During second quarter 2008, Farmer Mac placed its guarantee on $430.7 million of securities representing interests in rural electric cooperative loans and $900.0 million principal amount of obligations collateralized by rural electric cooperative loans previously held as mission-related investments under authority granted by the Farm Credit Administration (“FCA”).  During third quarter 2008, $500.0 million of the obligations collateralized by rural electric cooperative loans matured and was repaid and $5.7 million of the securities representing interests in rural electric cooperative loans was repaid.  Farmer Mac evaluated the remaining $825.0 million Farmer Mac Guaranteed Securities – Rural Utilities outstanding as of September 30, 2008 and determined that there were no probable losses inherent in the securities or the underlying rural utilities loans.  Accordingly, no allowance for losses was recorded as of September 30, 2008 with respect to those securities.

The table below summarizes the components of Farmer Mac’s allowance for losses as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Allowance for loan losses	$2,329	$1,690
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	868	857
Off-balance sheet Farmer Mac I Guaranteed Securities	895	655
LTSPCs	343	685
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$4,435	$3,887

As of September 30, 2008, Farmer Mac individually analyzed $3.7 million of its $47.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $44.1 million of impaired assets, for which updated valuations were not available, in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $3.7 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances for any of its impaired assets as of September 30, 2008.  Similarly, as of December 31, 2007, Farmer Mac did not record any specific allowances related to its $36.6 million of impaired assets as of that date.

Farmer Mac recognized interest income of approximately $1.0 million and $3.1 million on impaired loans during the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $2.9 million, respectively, during the same periods in 2007.  During the three and nine months ended September 30, 2008, Farmer Mac’s average investment in impaired loans was $46.9 million and $42.2 million, respectively, compared to $44.5 million and $50.1 million, respectively, for the same periods in 2007.

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

Level 2
Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.  Level 2 inputs include inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals.  Farmer Mac has classified financial instruments for which there are continuous and verifiable pricing sources as Level 2 inputs, including certificates of deposit, commercial paper, asset-backed securities, corporate debt securities, mortgage-backed securities, preferred stock issued by Fannie Mae, and most financial derivatives.

Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.  Level 3 inputs include situations where there is little, if any, market activity for the financial instrument.  For financial instruments that are thinly traded, Farmer Mac uses as its primary fair value source analytical models that project cash flows based on internal and external inputs, including transaction terms, yield curves, benchmark data, volatility data, prepayment assumptions and default assumptions.  Financial instruments requiring Level 3 inputs include available-for-sale Farmer Mac I Guaranteed Securities, available-for-sale and trading Farmer Mac II Guaranteed Securities, available-for-sale and trading Farmer Mac Guaranteed Securities – Rural Utilities, auction-rate certificates, basis swaps, preferred stock issued by institutions of the Farm Credit System and loans held for sale.

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

The following table presents information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of September 30, 2008

	Level 1	Level 2	Level 3	Total
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Fixed rate certificates of deposit	$-	$60,000	$-	$60,000
Fixed rate commercial paper	-	84,571	-	84,571
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	192,010	192,010
Floating rate asset-backed securities	-	94,437	-	94,437
Floating rate corporate debt securities	-	448,950	-	448,950
Floating rate Government/GSE guaranteed mortgage-backed securities	-	355,748	-	355,748
Fixed rate GSE guaranteed mortgage-backed securities	-	7,508	-	7,508
Floating rate GSE subordinated debt	-	51,562	-	51,562
Floating rate GSE preferred stock	-	2,469	-	2,469
Total available-for-sale investment securities	-	1,105,245	192,010	1,297,255

Trading:
Floating rate asset-backed securities	-	-	4,357	4,357
Fixed rate GSE preferred stock	-	-	166,689	166,689
Total trading investment securities	-	-	171,046	171,046
Total investment securities	-	1,105,245	363,056	1,468,301

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	354,712	354,712
Farmer Mac II	-	-	493,997	493,997
Rural Utilities	-	-	401,485	401,485
Total available-for-sale guaranteed securities	-	-	1,250,194	1,250,194

Trading:
Farmer Mac II	-	-	476,880	476,880
Rural Utilities	-	-	436,331	436,331
Total trading guaranteed securities	-	-	913,211	913,211
Total Farmer Mac guaranteed securities	-	-	2,163,405	2,163,405

Financial Derivatives	238	3,157	-	3,395
Total Assets at fair value	$238	$1,108,402	$2,526,461	$3,635,101

Liabilities:
Financial Derivatives	$-	$64,461	$1,209	$65,670

Total Liabilities at fair value	$-	$64,461	$1,209	$65,670

Nonrecurring:
Loans held for sale	$-	$-	$63,202	$63,202

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant Level 3 inputs to determine fair value for the three and nine months ended September 30, 2008.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2008
	Beginning Balance	Purchases, Sales, Issuances and Settlements, Net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$209,360	$(17,525)	$-	$175	$-	$192,010
Floating rate corporate debt securities	-	-	-	-	-	-
Fixed rate corporate debt securities	-	-	-	-	-	-
Total available-for-sale	209,360	(17,525)	-	175	-	192,010

Trading:
Floating rate asset-backed securities (1)	7,414	(143)	(2,914)	-	-	4,357
Fixed rate mortgage-backed securities	-	-	-	-	-	-
Fixed rate GSE preferred stock(1)	-	(338)	(12,073)	-	179,100	166,689
Total trading	7,414	(481)	(14,987)	-	179,100	171,046
Total investment securities	216,774	(18,006)	(14,987)	175	179,100	363,056

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	391,904	(64,387)	-	2,203	24,992	354,712
Farmer Mac II	-	-	-	419	493,578	493,997
Rural Utilities	901,639	(500,000)	-	(154)	-	401,485
Total available-for-sale	1,293,543	(564,387)	-	2,468	518,570	1,250,194

Trading:
Farmer Mac II (2)	450,562	26,218	100	-	-	476,880
Rural Utilities (1)	441,685	(5,735)	381	-	-	436,331
Total trading	892,247	20,483	481	-	-	913,211
Total Farmer Mac Guaranteed Securities	2,185,790	(543,904)	481	2,468	518,570	2,163,405

Total Assets at fair value	$2,402,564	$(561,910)	$(14,506)	$2,643	$697,670	$2,526,461
Liabilities:
Financial Derivatives (3)	$(1,457)	$-	$248	$-	$-	$(1,209)
Total Liabilities at fair value	$(1,457)	$-	$248	$-	$-	$(1,209)

Nonrecurring:
Loans held for sale	$142,695	$(79,534)	$41	$-	$-	$63,202

(1)	Unrealized gains/(losses) are attributable to assets still held as of September 30, 2008 and are recorded in losses on trading assets.
(2)	Includes unrealized gains of approximately $455,000 attributable to assets still held as of September 30, 2008 that are recorded in losses on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2008 and are recorded in losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2008
	Beginning Balance	Purchases, Sales, Issuances and Settlements, Net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$62,406	$-	$(1,940)	$131,544	$192,010
Floating rate corporate debt securities	-	400,000	-	(669)	(399,331)	-
Fixed rate corporate debt securities	500,138	-	-	2,951	(503,089)	-
Total available-for-sale	500,138	462,406	-	342	(770,876)	192,010

Trading:
Floating rate asset-backed securities (1)	8,179	(771)	(3,051)	-	-	4,357
Fixed rate mortgage-backed securities	415,813	29,367	13,846	-	(459,026)	-
Fixed rate GSE preferred stock(1)	-	(338)	(12,073)	-	179,100	166,689
Total trading	423,992	28,258	(1,278)	-	(279,926)	171,046
Total investment securities	924,130	490,664	(1,278)	342	(1,050,802)	363,056
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	(15,161)	-	5,923	24,992	354,712
Farmer Mac II	-	-	-	419	493,578	493,997
Rural Utilities	-	(500,000)	-	(935)	902,420	401,485
Total available-for-sale	338,958	(515,161)	-	5,407	1,420,990	1,250,194

Trading:
Farmer Mac II (2)	428,670	46,715	1,495	-	-	476,880
Rural Utilities (1)	-	(5,735)	(16,960)	-	459,026	436,331
Total trading	428,670	40,980	(15,465)	-	459,026	913,211
Total Farmer Mac Guaranteed Securities	767,628	(474,181)	(15,465)	5,407	1,880,016	2,163,405

Total Assets at fair value	$1,691,758	$16,483	$(16,743)	$5,749	$829,214	$2,526,461
Liabilities:
Financial Derivatives (3)	$(1,106)	$-	$(103)	$-	$-	$(1,209)
Total Liabilities at fair value	$(1,106)	$-	$(103)	$-	$-	$(1,209)

Nonrecurring:
Loans held for sale	$-	$(79,534)	$(20)	$-	$142,756	$63,202

(1)	Unrealized losses are attributable to assets still held as of September 30, 2008 and are recorded in losses on trading assets.
(2)	Includes unrealized gains of approximately $2.3 million attributable to assets still held as of September 30, 2008 that are recorded in losses on trading assets.
(3)	Unrealized losses are attributable to liabilities still held as of September 30, 2008 and are recorded in losses on financial derivatives.

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

Farmer Mac adopted the provisions of SFAS 159 on January 1, 2008 and recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain Farmer Mac II Guaranteed Securities that were classified as held-to-maturity on January 1, 2008.  These assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.

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

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Principally, Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  During third quarter 2008, Farmer Mac, for the first time, purchased pay-fixed swaptions, which provide the option of entering into pay-fixed swaps, as part of its overall strategy in managing interest rate risk.  Farmer Mac is required also to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

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

The following table summarizes information related to Farmer Mac’s financial derivatives as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)
Interest rate swaps:
Pay-fixed	$1,540,286	$(56,452)	$1,411,772	$(52,941)
Receive-fixed	2,011,074	(4,903)	1,098,000	1,065
Basis	131,863	(1,209)	161,967	(1,106)
Pay-fixed swaption	100,000	10	-	-
Agency forwards	12,932	41	4,233	(2)
Treasury futures	12,900	238	1,000	(1)

Total	$3,809,055	$(62,275)	$2,676,972	$(52,985)

As of September 30, 2008, Farmer Mac had approximately $0.3 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive loss related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.2 million of the amount currently reported in accumulated other comprehensive loss will be reclassified into earnings.

As of September 30, 2008, Farmer Mac had outstanding basis swaps with a related party with a notional amount of $131.9 million and a fair value of $(1.2) million.  As of December 31, 2007, these swaps had an outstanding notional amount of $162.0 million and a fair value of $(1.1) million.  Under the terms of those basis swaps, which are not in designated hedge relationships, Farmer Mac pays Constant Maturity Treasury-based rates and receives London Interbank Offered Rate, or LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the discount notes Farmer Mac issues to fund the loan purchases.  Historically, the pricing of discount notes has correlated to LIBOR rates.  Farmer Mac recorded an unrealized gain on those basis swaps of $0.2 million during third quarter 2008 and a $0.1 million unrealized loss for the nine month period ended September 30, 2008.  See Note 3 “Related Party Transactions” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, for additional information on these related party transactions.

(e)	(Loss)/Earnings Per Common Share

Basic (loss)/earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted (loss)/earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options and stock appreciation rights (“SARs”).  The following schedule reconciles basic and diluted (loss)/earnings per common share (“EPS”) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30, 2008			September 30, 2007

	Net (Loss)	Shares	$ per Share	Net (Loss)	Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net (loss) available to common stockholders	$(106,136)	10,065	$(10.55)	$(8,570)	10,420	$(0.82)

Effect of dilutive securities:
Stock options and SARs (1)		-			-

Diluted EPS	$(106,136)	10,065	$(10.55)	$(8,570)	10,420	$(0.82)

(1)
For the three months ended September 30, 2008 and 2007, stock options and SARs of 2,381,503 and 2,310,599, respectively, were outstanding but not included in the computation of diluted (losses)/earnings per share of common stock because they were anti-dilutive.

	Nine Months Ended
	September 30, 2008			September 30, 2007

	Net (Loss)	Shares	$ per Share	Net Income	Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net (loss)/income available to common stockholders	$(92,962)	9,966	$(9.33)	$13,721	10,391	$1.32

Effect of dilutive securities:
Stock options and SARs (1)		-			237

Diluted EPS	$(92,962)	9,966	$(9.33)	$13,721	10,628	$1.29

(1)
For the nine months ended September 30, 2008 and 2007, stock options and SARs of 2,385,890 and 224,169, respectively, were outstanding but not included in the computation of diluted (losses)/earnings per share of common stock because they were anti-dilutive.

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

Farmer Mac recognized no compensation expense and $0.9 million of compensation expense during the three and nine months ended September 30, 2008, respectively, and $0.3 million and $1.2 million of compensation expense during the three and nine months ended September 30, 2007, respectively, related to the non-vested portion of stock option awards that were outstanding as of December 31, 2005.  Additionally, Farmer Mac recognized $1.1 million and $2.5 million of compensation expense related to stock options and SARs awarded subsequent to December 31, 2005 for the three and nine months ended September 30, 2008, respectively, compared to $0.6 million and $1.3 million of similar compensation expense for the three and nine months ended September 30, 2007, respectively.

The following table summarizes stock option and SARs activity for the three and nine months ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price
Three Months Ended:
Outstanding, beginning of period	2,381,503	$26.24	2,305,599	$25.15
Granted	-	-	5,000	28.24
Exercised	(106,331)	21.99	(100,732)	20.13
Canceled	(12,667)	28.50	(1,668)	23.53
Outstanding, end of period	2,262,505	$26.43	2,208,199	$25.39

Nine Months Ended:
Outstanding, beginning of period	2,218,199	$25.48	2,145,705	$23.83
Granted	339,770	28.92	462,427	29.31
Exercised	(264,297)	21.43	(363,596)	21.08
Canceled	(31,167)	28.67	(36,337)	26.62
Outstanding, end of period	2,262,505	$26.43	2,208,199	$25.39

Options and SARs exercisable at end of period	1,520,944	$25.32	1,337,795	$24.34

The cancellations of stock options were due either to unvested options terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac or vested options terminating unexercised on their expiration date.  For the three and nine months ended September 30, 2008, the additional paid-in capital received from stock option exercises was $2.2 million and $5.4 million, respectively, compared to $1.8 million and $7.1 million for the comparable periods in 2007.  For the three and nine months ended September 30, 2008, the reduction of income taxes to be paid as a result of the deduction for stock option exercises was $0.3 million and $0.9 million, respectively, compared to $0.5 million and $1.3 million for the comparable periods in 2007.

The following table summarizes information regarding stock options and SARs outstanding as of September 30, 2008:

	Outstanding		Exercisable
Range of Exercise Prices	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life

$10.00 - $19.99	81,722	5.5 years	81,722	5.5 years
20.00 - 24.99	656,952	4.8 years	646,114	4.8 years
25.00 - 29.99	1,310,163	7.2 years	595,443	6.1 years
30.00 - 34.99	213,668	3.4 years	197,665	2.9 years
	2,262,505		1,520,944

The weighted-average grant date fair values of stock options and SARs granted during the nine months ended September 30, 2008 and 2007 were $11.33 and $11.23 per share, respectively.  The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

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

In February 2007, FASB issued SFAS 159, which permitted entities to make a one-time election to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  The objective was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Farmer Mac adopted the provisions of SFAS 159 on January 1, 2008 and recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain Farmer Mac II Guaranteed Securities that were classified as held-to-maturity on January 1, 2008.  These assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Farmer Mac does not expect the adoption of this statement to have a material impact on the Corporation’s financial condition, results of operations or cash flows in future periods.

In September 2008, FASB issued three separate but related Exposure Drafts for public comment.  The proposed FASB Statements, Accounting for Transfers of Financial Assets and Amendments to FASB Interpretation No. 46(R), address amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.  The two proposed FASB statements would be effective for fiscal years beginning after November 15, 2009.  The proposed statements, amending SFAS 140 and FIN 46(R), would remove the concept of a qualifying special-purpose entity (QSPE) from SFAS 140 and remove the exception from applying FIN 46(R) to QSPEs.  While the proposed standards have not been finalized and are subject to a public comment period until November 14, 2008, these changes may result in the consolidation of assets and liabilities onto Farmer Mac’s consolidated balance sheet in connection with trusts that currently meet the QSPE criteria.

Proposed FASB Staff Position (FSP) FAS 140-e and FIN 46(R)-e, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities, addresses related disclosure requirements for public entities.  The proposed FSP amends SFAS 140 to require additional disclosures about transfers of financial assets and also amends FIN 46(R) to require additional disclosures about involvement with variable interest entities.  The effective date for the proposed FSP would be the first reporting period that ends after the issuance of the FSP for public entities; FASB expects to issue the FSP in the fourth quarter of 2008.

In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The example emphasizes the principles of SFAS 157, including the objective of fair value, the necessary considerations pertaining to distressed transactions, the relevance of observable data, management’s assumptions about nonperformance and liquidity risks, third-party pricing quotes and disclosure requirements.  The FSP became effective on October 10, 2008 and applies to prior periods for which financial statements have not yet been issued.  Entities must account for revisions to fair value estimates resulting from the adoption of the FSP as a change in accounting estimate under SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, but do not need to provide the disclosures required by that Statement.  Farmer Mac adopted the provisions of FSP 157-3 on September 30, 2008 due to the lack of an active market for its investments in GSE preferred stock issued by CoBank, ACB and AgFirst Farm Credit Bank.

Note 2.	Investments

The following tables present the amortized cost and fair values of Farmer Mac’s investments as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Fixed rate certificates of deposit	$60,000	$-	$-	$60,000
Fixed rate commercial paper	84,571	-	-	84,571
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	193,950	-	(1,940)	192,010
Floating rate asset-backed securities	95,345	-	(908)	94,437
Floating rate corporate debt securities (2)	506,723	-	(57,773)	448,950
Floating rate Government/GSE guaranteed mortgage-backed securities (3)	352,156	4,698	(1,106)	355,748
Fixed rate GSE guaranteed mortgage-backed securities	7,576	1	(69)	7,508
Floating rate GSE subordinated debt	70,000	-	(18,438)	51,562
Floating rate GSE preferred stock (4)	2,469	-	-	2,469
Total available-for-sale	1,372,790	4,699	(80,234)	1,297,255

Trading:
Floating rate asset-backed securities	7,661	-	(3,304)	4,357
Fixed rate GSE preferred stock	180,900	-	(14,211)	166,689
Total trading	188,561	-	(17,515)	171,046
Total investment securities	$1,561,351	$4,699	$(97,749)	$1,468,301

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days or at formula-based floating rates in the event of a failed auction.

(2)
Includes a $52.4 million other-than-temporary impairment loss on Lehman Brothers Holdings Inc. floating rate corporate debt.  The amortized cost of this investment was written down to its fair value of $7.5 million as of September 30, 2008.

(3)	Includes $16.6 million fair value of floating rate GSE mortgage-backed securities that Farmer Mac has pledged as collateral and for which the counterparty has the right to sell or repledge.
(4)
Includes a $50.0 million other-than-temporary impairment loss on Fannie Mae floating rate preferred stock.  The amortized cost of this investment was written down to its fair value of $2.5 million as of September 30, 2008.

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

During third quarter 2008, Farmer Mac recorded a $44.7 million other-than-temporary impairment (in addition to the $5.3 million other-than-temporary impairment recorded in second quarter 2008) related to its investment in Fannie Mae floating rate preferred stock.  The carrying value of this investment was written down to its fair value of $2.5 million as of September 30, 2008 and the impairment loss was recognized as “Impairment losses on available-for-sale investment securities” in the condensed consolidated statements of operations.

During third quarter 2008, Farmer Mac recorded a $52.4 million other-than-temporary impairment related to its investment in Lehman Brothers Holdings Inc. senior debt securities.  The amortized cost of this investment was written down to its fair value of $7.5 million as of September 30, 2008 and the impairment loss was recognized as “Impairment losses on available-for-sale investment securities” in the condensed consolidated statements of operations.

As of September 30, 2008 and December 31, 2007, unrealized losses on available-for-sale investment securities were as follows:

	As of September 30, 2008
	Available-for-Sale Investment Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$192,010	$(1,940)	$-	$-
Floating rate asset-backed securities	94,437	(908)	-	-
Floating rate corporate debt securities	58,514	(751)	382,936	(57,022)
Floating rate Government/GSE guaranteed mortgage-backed securities	82,883	(914)	8,509	(192)
Fixed rate GSE guaranteed mortgage-backed securities	6,283	(44)	757	(25)
Floating rate GSE subordinated debt	-	-	51,562	(18,438)
Total	$434,127	$(4,557)	$443,764	$(75,677)

	As of December 31, 2007
	Available-for-Sale Investment Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$493,458	$(16,732)	$47,369	$(2,613)
Fixed rate corporate debt securities	1,488	(3)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	35,610	(185)	499	(7)
Fixed rate GSE guaranteed mortgage-backed securities	-	-	7,748	(47)
Floating rate GSE subordinated debt	65,603	(4,397)	-	-
Floating rate GSE preferred stock	-	-	46,094	(6,406)
Fixed rate GSE preferred stock	89,385	(1,424)	-	-
Total	$685,544	$(22,741)	$101,710	$(9,073)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to September 30, 2008 and December 31, 2007, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities, even though there has not been significant deterioration in the credit ratings of the securities.  As of September 30, 2008 and December 31, 2007, all of the investment securities in an unrealized loss position were at least “A” rated, except one $22.0 million corporate debt security that was rated “BBB” as of September 30, 2008.  The unrealized losses were on 110 and 65 individual available-for-sale investment securities as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, 31 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $75.7 million.  As of December 31, 2007, 11 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $9.1 million.  Securities with unrealized losses aged 12 months or more have a fair value as of September 30, 2008 that is at least 65 percent of their amortized cost basis and, on average, approximately 85 percent of their amortized cost basis.  Farmer Mac believes that all aged unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale investment securities represent other-than-temporary impairment as of September 30, 2008.  Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

As of September 30, 2008, Farmer Mac did not own any held-to-maturity investments.  As of September 30, 2008, Farmer Mac owned trading investment securities that mature after five years with an amortized cost of $188.6 million, a fair value of $171.0 million, and a weighted average yield of 8.04 percent.  The amortized cost, fair value and weighted average yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2008 are set forth below.  Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of September 30, 2008
	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Due within one year	$324,565	$311,122	2.91%
Due after one year through five years	375,732	331,000	2.91%
Due after five years through ten years	94,772	94,479	3.84%
Due after ten years	577,721	560,654	3.92%
Total	$1,372,790	$1,297,255

Note 3.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2008 and December 31, 2007.

	September 30, 2008
	Held-to- Maturity	Available- for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$-	$354,712	$-	$354,712
Farmer Mac II	-	493,997	476,880	970,877
Farmer Mac Guaranteed
Securities - Rural Utilities	-	401,485	436,331	837,816
Total	$-	$1,250,194	$913,211	$2,163,405

Amortized cost	$-	$1,238,000	$898,986	$2,136,986
Unrealized gains	-	14,089	14,228	28,317
Unrealized losses	-	(1,895)	(3)	(1,898)
Fair value	$-	$1,250,194	$913,211	$2,163,405

	December 31, 2007
	Held-to- Maturity	Available- for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$33,961	$338,958	$-	$372,919
Farmer Mac II	925,904	-	-	925,904
Total	$959,865	$338,958	$-	$1,298,823

Amortized cost	$959,865	$334,592	$-	$1,294,457
Unrealized gains	628	5,412	-	6,040
Unrealized losses	(1,562)	(1,046)	-	(2,608)
Fair value	$958,931	$338,958	$-	$1,297,889

Effective September 30, 2008, Farmer Mac transferred $518.6 million of its Farmer Mac Guaranteed Securities classified as held-to-maturity to available-for-sale.  This transfer resulted in the recognition of unrealized gains of $2.3 million and unrealized losses of $1.4 million.  This change in classification and the resulting recognition of unrealized gains and losses do not affect Farmer Mac’s regulatory core capital.  Farmer Mac transferred these assets since the Corporation is evaluating strategies to further strengthen its capital position, including for example, additional asset sales and common and preferred equity offerings.  Farmer Mac does not currently classify any Farmer Mac Guaranteed Securities or investment securities as held-to-maturity.

The temporary unrealized gains and losses presented above are principally due to changes in market interest rates from the date of acquisition to September 30, 2008 and December 31, 2007, as applicable.  The available-for-sale unrealized losses for Farmer Mac I Guaranteed Securities were on 5 and 9 individual securities as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, one of the available-for-sale Farmer Mac Guaranteed Securities in a loss position had been in a loss position for more than 12 months and had a total unrealized loss of less than one thousand dollars.  As of December 31, 2007, four of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $1.0 million.  The unrealized losses on those securities are due to overall changes in market interest rates.  As of September 30, 2008 and December 31, 2007, all of the available-for-sale securities with unrealized losses aged greater than 12 months have losses that are less than one percent and two percent of the amortized security cost, respectively.  Farmer Mac believes that all aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represent other-than-temporary impairment as of September 30, 2008 or December 31, 2007.  Farmer Mac has the intent and ability to hold its on-balance sheet Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2008.

September 30, 2008
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$2,163,405

Weighted-average remaining life (in years)	4.1

Weighted-average prepayment speed (annual rate)	6.6%
Effect on fair value of a 10% adverse change	$(24)
Effect on fair value of a 20% adverse change	$(25)

Weighted-average discount rate	4.7%
Effect on fair value of a 10% adverse change	$(27,946)
Effect on fair value of a 20% adverse change	$(56,338)

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

The table below presents the outstanding principal balances for Farmer Mac Guaranteed Securities, loans, and LTSPCs as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$689,539	$762,319
Guaranteed Securities	343,370	367,578
Farmer Mac II:
Guaranteed Securities	964,112	921,802
Farmer Mac Guaranteed Securities - Rural Utilities	824,941	-
Total on-balance sheet	$2,821,962	$2,051,699

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,264,880	$1,948,941
AgVantage	2,945,000	2,500,000
Guaranteed Securities	1,746,958	2,018,300
Farmer Mac II:
Guaranteed Securities	31,527	24,815
Total off-balance sheet	$6,988,365	$6,492,056

Total	$9,810,327	$8,543,755

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the condensed consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  No impairment was recognized during the three and nine months ended September 30, 2008 and 2007.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and nine months ended September 30, 2008 and 2007 and the outstanding balances and carrying amounts of all such loans as of September 30, 2008 and December 31, 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)

Fair value at acquisition date	$557	$2,428	$1,746	$3,911
Contractually required payments receivable	597	2,535	1,950	4,065
Impairment recognized subsequent to acquisition	-	-	-	-

	As of
	September 30, 2008	December 31, 2007
	(in thousands)

Outstanding balance	$31,774	$38,621
Carrying amount	27,967	34,541

Net credit losses for the nine months ended September 30, 2008 and 2007 and 90-day delinquencies as of September 30, 2008, December 31, 2007 and September 30, 2007 for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities, Farmer Mac Guaranteed Securities – Rural Utilities or Farmer Mac II Guaranteed Securities.  Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans.  Through September 30, 2008, Farmer Mac had charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities.  The remaining $1.7 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios.  Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans.  As of September 30, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2008, Farmer Mac had not experienced any credit losses on any AgVantage Securities and does not expect to incur any such losses in the future.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.  As of September 30, 2008, there were no 90-day delinquencies, nor had Farmer Mac incurred any net credit losses, on loans underlying Farmer Mac Guaranteed Securities – Rural Utilities.

	90-Day Delinquencies (1)			Net Credit Losses (2)
	As of September 30,	As of December 31,	As of September 30,	For the Nine Months Ended September 30,
	2008	2007	2007	2008	2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$9,327	$10,024	$16,407	$92	$29
Total on-balance sheet	$9,327	$10,024	$16,407	$92	$29

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,154	$560	$616	$-	$-
Total off-balance sheet	$2,154	$560	$616	$-	$-

Total	$11,481	$10,584	$17,023	$92	$29

(1)
Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loansperforming under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities and LTSPCs.

Note 4.	Comprehensive (Loss)/Income

Comprehensive (loss)/income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive (loss)/income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)

Net (loss)/income	$(105,558)	$(8,010)	$(91,264)	$15,401

Available-for-sale securities, net of tax:
Net unrealized holding gains/(losses)	(57,247)	3,539	(64,086)	(3,413)
Reclassification for realized net losses/(gains)	33,097	(57)	36,473	(70)
Net change from available-for-sale securities (1)	(24,150)	3,482	(27,613)	(3,483)

Financial derivatives, net of tax:
Reclassification for amortization of SFAS 133transition adjustment (2)	66	88	222	297
Other comprehensive (loss)/income, net of tax	(24,084)	3,570	(27,391)	(3,186)

Comprehensive (loss)/income	$(129,642)	$(4,440)	$(118,655)	$12,215

(1)
Unrealized (losses)/gains on available-for-sale securities is shown net of income tax (expense)/benefit of $13.0 million and $(1.9) million for the three months ended September 30, 2008 and 2007, respectively, and $14.9 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)
Amortization of SFAS 133 transition adjustment is shown net of income tax expense of $36,000 and $47,000 for the three months ended September 30, 2008 and 2007, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive loss as of September 30, 2008 and December 31, 2007 and changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
	(in thousands)
Available-for-sale securities:
Beginning balance	$(2,320)	$5,802
Reclassification adjustment to retained earnings for SFAS 159 adoption, net of tax	(11,237)	-
Adjusted beginning balance	(13,557)	5,802
Net unrealized losses, net of tax	(27,613)	(8,122)
Ending balance	$(41,170)	$(2,320)

Financial derivatives:
Beginning balance	$(473)	$(846)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	222	373
Ending balance	$(251)	$(473)

Accumulated other comprehensive loss, net of tax	$(41,421)	$(2,793)

Note 5.	Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  During third quarter 2008, Farmer Mac transferred $77.3 million of agricultural mortgage loans held on balance sheet into a trust as part of a securitization transaction in which guaranteed agricultural mortgage-backed securities were sold to a related party.  Gains of $28 thousand were recognized as “Gains on sale of Farmer Mac Guaranteed Securities” in the condensed consolidated statements of operations in connection with that transaction.  The following table summarizes cash flows received from and paid to trusts used for securitizations:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Proceeds from new securitizations	$79,757	$1,324
Fair value at acquisition date	9,433	8,755
Purchases of assets from the trusts	648	1,562
Servicing advances	7	29
Repayment of servicing advances	2	24

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2008 and December 31, 2007, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	September 30, 2008	December 31, 2007
Fair value at acquisition date	(in thousands)
Post-1996 Act Farmer Mac I Guaranteed Securities	$4,691,958	$4,518,300
Farmer Mac II Guaranteed Securities	31,527	24,815
Total Farmer Mac I and II	$4,723,485	$4,543,115

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $37.5 million as of September 30, 2008 and $36.4 million as of December 31, 2007.  As of September 30, 2008, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 14.0 years.

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

As of September 30, 2008 and December 31, 2007, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.3 billion and $1.9 billion, respectively.

As of September 30, 2008, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.0 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $18.1 million as of September 30, 2008 and $15.7 million as of December 31, 2007.

Note 6.	Stockholders’ Equity and Mezzanine Equity

Common Stock

Farmer Mac has three classes of common stock outstanding:

•
Class A Voting Common Stock, which may be held only by banks, insurance companies and other financial institutions or similar entities that are not institutions of the Farm Credit System.  By federal statute, no holder of Class A Voting Common Stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of that class of stock;

•	Class B Voting Common Stock, which may be held only by institutions of the Farm Credit System. There are no restrictions on the maximum holdings of Class B Voting Common Stock; and
•	Class C Non-Voting Common Stock, which has no ownership restrictions.

Since fourth quarter 2004, Farmer Mac has paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

Farmer Mac has two classes of preferred stock outstanding.  The first, Series A, is permanent equity and is a component of Stockholders’ Equity on the condensed consolidated balance sheets.  The second, newly issued on September 30, 2008, Series B, is temporary equity and is reported as Mezzanine Equity on the condensed consolidated balance sheets.  This preferred stock is temporary equity because it contains redemption features that, although remote, are not solely within the control of Farmer Mac.  Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements.  Both the Series A and Series B Preferred Stock are components of Farmer Mac’s core capital for regulatory and statutory capital compliance measurements.

Series A Preferred Stock

Since May 6, 2002, the Corporation has had outstanding 700,000 shares of 6.40 percent Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), which has a redemption price and liquidation preference of $50.00 per share, plus accrued and unpaid dividends.  The Series A Preferred Stock does not have a maturity date.  Beginning on June 30, 2012, Farmer Mac has the option to redeem the Series A Preferred Stock at any time, in whole or in part, at the redemption price of $50.00 per share, plus accrued and unpaid dividends through and including the redemption date.  Farmer Mac pays cumulative dividends on the Series A Preferred Stock quarterly in arrears out of legally available funds when and if declared by the board of directors.  The costs of issuing the Series A Preferred Stock were charged to additional paid-in capital.  The Series A Preferred Stock ranks junior to the Series B Preferred Stock with respect to dividends, distributions upon a change in control, liquidation, and dissolution or winding up of Farmer Mac.

Series B Preferred Stock

On September 30, 2008, Farmer Mac sold 60,000 shares of its newly issued Series B-1 Senior Cumulative Perpetual Preferred Stock (“Series B-1”) and 5,000 shares of its newly issued Series B-2 Senior Cumulative Perpetual Preferred Stock (“Series B-2”), each having a par value of $1.00 per share and an initial liquidation preference of $1,000 per share (subject to adjustment of such fixed dollar amount for any stock splits, stock dividends, combinations, recapitalizations or similar transactions) (collectively, the “Series B Preferred Stock”) for an aggregate purchase price of $65.0 million, or $1,000 per share.  Farmer Mac incurred $4.0 million of direct costs related to the issuance of the Series B Preferred Stock, which reduced the amount of mezzanine equity recorded as of September 30, 2008.

The Series B Preferred Stock ranks senior to Farmer Mac’s outstanding Class A Voting Common Stock, Class B Voting Common Stock, Class C Non-Voting Common Stock, Series A Preferred Stock and any other class of capital stock issuable in the future with respect to dividends, distributions upon a change in control, liquidation, and dissolution or winding up of Farmer Mac.  Series B-1 and Series B-2 rank pari passu with one another.

Dividends on the Series B Preferred Stock will compound quarterly at an annual rate of 10 percent of the then-applicable Liquidation Preference (as defined below) per share.  The annual rate will increase to 12 percent from and after the period beginning October 1, 2009, 14 percent from and after the period beginning October 1, 2010 and 16 percent from and after the period beginning October 1, 2011.  Dividends on the Series B Preferred Stock will accrue and cumulate from September 30, 2008 whether or not declared by Farmer Mac’s Board of Directors (the “Board”) and will be payable quarterly in arrears out of legally available funds when and as declared by the Board on each dividend payment date, beginning December 31, 2008.  Farmer Mac may pay dividends on the Series B Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to the Series B Preferred Stock.

Farmer Mac has the right, but not the obligation, to redeem all, but not less than all, of the issued and outstanding shares of Series B Preferred Stock at a price equal to the then-applicable Liquidation Preference amount beginning nine months from September 30, 2008 and on each subsequent dividend payment date.  Farmer Mac must redeem all, but not less than all, of the outstanding shares of Series B Preferred Stock at a price equal to the then-applicable Liquidation Preference amount under specified circumstances, including (i) in the event that any indebtedness of Farmer Mac or its subsidiaries (“Farmer Mac Debt”) becomes or is declared due and payable prior to the stated maturity thereof or is not paid when it becomes due and payable, (ii) an event of default occurs with respect to any Farmer Mac Debt, or (iii) Farmer Mac becomes bankrupt or insolvent or a receiver or conservator is appointed for Farmer Mac.  The redemption price for any shares of Series B Preferred Stock redeemed by Farmer Mac will be payable in cash equal to the original issue price of the Series B Preferred Stock ($1,000 per share), plus all accrued but unpaid dividends (the “Liquidation Preference”) or, at the election of Farmer Mac, payable in securities and loans that are qualified under the Farmer Mac I or Farmer Mac II programs or other assets acceptable to the holders of the Series B Preferred Stock.

Upon a change in control of Farmer Mac, holders of the Series B Preferred Stock will be entitled to receive an amount in cash equal to the Liquidation Preference.  Except as required by applicable law, the holders of the Series B Preferred Stock are not entitled to any voting rights.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of September 30, 2008 was in compliance with, its three statutory and regulatory capital requirements:

•
Minimum capital – Farmer Mac’s minimum capital level is equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, including Farmer Mac Guaranteed Securities and LTSPCs;

•	Critical capital – Farmer Mac’s critical capital level is equal to 50 percent of the minimum capital requirement at that time; and
•	Risk-based capital – FCA has established a risk-based capital stress test for Farmer Mac.

As of September 30, 2008, Farmer Mac’s minimum and critical capital requirements were $182.3 million and $91.2 million, respectively, and Farmer Mac’s core capital level was $212.3 million, $30.0 million above the minimum capital requirement and $121.2 million above the critical capital requirement.  As of December 31, 2007, Farmer Mac’s core capital of $226.4 million exceeded the minimum and critical capital requirements by $40.4 million and $133.4 million, respectively.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of September 30, 2008 was $52.2 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $216.8 million exceeded that requirement by approximately $164.6 million.  Farmer Mac’s risk-based capital requirement as of December 31, 2007 was $42.8 million and Farmer Mac’s regulatory capital of $230.3 million exceeded that amount by approximately $187.5 million.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2007 and under “Risk Factors” in Part II, Item 1A of this report, as well as, uncertainties regarding:

•
the ability of Farmer Mac to increase its capital in an amount sufficient to enable it to continue to operate profitably and provide a secondary market for agricultural mortgage and rural utilities loans;

•	the availability of reasonable rates and terms of debt financing to Farmer Mac;
•	fluctuations in the fair value of assets held by Farmer Mac, particularly in volatile markets;

•
increases in general and administrative expenses attributable to changes in the business and regulatory environment, including the hiring of additional personnel with expertise in key functional areas;

•
the rate and direction of development of the secondary market for agricultural mortgage and rural utilities loans, including lender interest in Farmer Mac credit products and the Farmer Mac secondary market;

•	the general rate of growth in agricultural mortgage and rural utilities indebtedness;
•	borrower preferences for fixed-rate agricultural mortgage indebtedness;
•	legislative or regulatory developments that could affect Farmer Mac;
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities; and
•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac.

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

Critical Accounting Policies and Estimates

The critical accounting policies that are both important to the portrayal of Farmer Mac’s financial condition and results of operations and require complex, subjective judgments are the accounting policies for the allowance for losses, other-than-temporary impairment of investment securities and fair value measurements.

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

Other-than-Temporary Impairment of Investment Securities. Other-than-temporary impairment occurs when the fair value of an available-for-sale security is below its amortized cost, and it is determined that it is not probable that all contractual principal and interest payments will be collected or that management does not have the intent and ability to hold the security until it recovers to its amortized cost or is repaid in full.  Many factors considered in this determination involve significant judgment, including recent events specific to the issuer or the related industry, changes in external credit ratings, the severity and duration of the impairment, the probability that all amounts contractually due will be collected, and the intent and ability to hold the securities until recovery or repayment.

Generally, changes in the fair value of available-for-sale securities resulting from changes in interest rates are determined to be temporary if management has the positive intent and ability to hold the security until the earlier of the recovery of the unrealized loss amount or maturity.  If the decision is made to sell a security or that a security may be sold in the future prior to recovery, the security is determined to be other-than-temporarily impaired in the period of the decision.  For an available-for-sale security in an unrealized loss position due to factors other than changes in interest rates, such as deterioration in the credit of the issuer or the general widening of credit spreads, management considers the probability that all contractual cash flows will be collected.  Generally, if management believes that it is probable that all contractual cash flows will be collected and management has the positive intent and ability to hold the security until recovery or maturity, the unrealized loss is determined to be temporary.  Other-than-temporary impairment charges may subsequently be recovered if contractual principal and interest payments are collected or if the security is subsequently sold at an amount greater than its carrying value.

Fair Value Measurement.  A significant portion of Farmer Mac’s assets consists of financial instruments that are measured at fair value in the condensed consolidated balance sheets.  For financial instruments that are complex in nature or for which observable inputs are not available, the measurement of fair value requires significant management judgments and assumptions.  These judgments and assumptions, as well as changes in market conditions, may have a material impact on the condensed consolidated balance sheets and statements of operations.  While Farmer Mac’s fair value measurement methods had not changed from reporting periods prior to 2008, additional disclosures of such measurement methods are required by the adoption of SFAS 157 as described in Note 1(c) to the condensed consolidated financial statements.

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

As of September 30, 2008, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $2.6 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 56 percent of total assets and 69 percent of financial instruments measured at fair value as of September 30, 2008.  Assets underlying these financial instruments measured as Level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets
Farmer Mac I Guaranteed Securities	Agricultural mortgage loans eligible under Farmer Mac’s credit underwriting, collateral valuation, documentation and other standards.
Farmer Mac II Guaranteed Securities	Portions of loans guaranteed by USDA pursuant to the Consolidated Farm Rural Development Act.
Farmer Mac Guaranteed Securities – Rural Utilities	General obligations of the National Rural Utilities Cooperative Finance Corporation (“Nat Rural”) and/or loans made to rural electric distribution cooperatives by Nat Rural.
Auction-rate certificates (“ARCs”)	Guaranteed student loans that are backed by the full faith and credit of the United States.
GSE preferred stock	Preferred stock investments in CoBank, ACB and AgFirst Farm Credit Bank, institutions of the Farm Credit System, a government-sponsored enterprise.

Due to the lack of an active market for Farmer Mac’s investments in GSE preferred stock issued by CoBank, ACB and AgFirst Farm Credit Bank with par values of $88.5 million and $88.0 million, respectively, during third quarter 2008 Farmer Mac transferred both of those securities from Level 2 to Level 3 and recorded them at fair values of $84.8 million and $81.9 million, respectively.

Results of Operations

Overview.  The current world-wide credit market disruptions and economic slowdown have recently caused unprecedented financial market volatility, which adversely affected Farmer Mac’s financial results and capital position.  Farmer Mac’s net loss to common stockholders for third quarter 2008 was $106.1 million or $10.55 per diluted common share, compared to a net loss of $8.6 million or $0.82 per diluted common share for third quarter 2007.  The net loss to common stockholders for the nine months ended September 30, 2008 was $93.0 million or $9.33 per diluted common share, compared to net income of $13.7 million or $1.29 per diluted common share for the nine months ended September 30, 2007.

The most significant factor affecting Farmer Mac’s disappointing results for third quarter 2008 was the historic turmoil in the nation’s financial markets.  Among other major developments, Fannie Mae entered into conservatorship on September 7, 2008 and Lehman Brothers Holdings Inc. (“Lehman Brothers”) declared bankruptcy on September 15, 2008.  At the time of these events, Farmer Mac held in its investment portfolio $50.0 million Fannie Mae floating rate preferred stock and $60.0 million of Lehman Brothers senior debt securities.  As a result of these events, Farmer Mac recognized a total of $97.1 million other-than-temporary impairment charges on these holdings of $44.7 million and $52.4 million, respectively, during third quarter 2008.  Farmer Mac had previously recorded a $5.3 million impairment charge on the Fannie Mae preferred stock during second quarter 2008.  If these two securities experience further price declines subsequent to September 30, 2008, additional impairment losses would be recognized.  These two investments were acquired in 2005 and 2007, respectively, as part of the Corporation’s liquidity investment portfolio, which is designed to provide liquidity in the event of a market disruption, facilitate Farmer Mac’s regular debt issuance program, and provide net interest income to support Farmer Mac’s Congressional mission.  Following the recognition of these significant losses and a subsequent change in management, Farmer Mac is revising its liquidity investment portfolio guidelines and its related ongoing funding strategies with the goal of minimizing the Corporation’s exposure to financial market volatility and preserving capital.

These other-than-temporary impairment charges directly reduced the Corporation’s retained earnings, and therefore its core capital, by $97.1 million in third quarter 2008.  Core capital is the regulatory measure by which Farmer Mac’s compliance with its statutory minimum capital requirement is determined.  These significant reductions in core capital caused Farmer Mac to conclude that additional capital was necessary to maintain compliance with its statutory minimum capital requirement.  On September 30, 2008, Farmer Mac issued $65.0 million of Series B Preferred Stock, which is reported as Mezzanine Equity on the condensed consolidated balance sheet and is a component of Farmer Mac’s core capital for statutory and regulatory capital compliance purposes.  As a result of the issuance of the Series B Preferred Stock, as well as measures taken by Farmer Mac during the quarter to reduce the level of total assets outstanding, Farmer Mac was in compliance with all applicable capital requirements as of September 30, 2008, with core capital exceeding the statutory minimum capital requirement by $30.0 million as of that date.

Those impairment losses were not reduced by any related tax benefits because the losses are capital losses and any tax benefits could only be realized to the extent Farmer Mac would have offsetting capital gains.  Farmer Mac does not currently expect to produce sufficient capital gains to recognize any material tax benefits related to these losses.  Therefore, Farmer Mac has recorded a valuation allowance against the deferred tax benefit resulting from these losses.  As of September 30, 2008, that deferred tax asset valuation allowance totaled $35.4 million.

Farmer Mac recorded losses on financial derivatives used to manage interest rate risk of $19.0 million and $29.7 million during the three and nine month periods ended September 30, 2008, respectively.  Comparable losses for the three and nine month periods ended September 30, 2007 were $24.9 million and $9.0 million, respectively.  Losses on trading assets totaled $14.5 million and $21.7 million for the three and nine month periods ended September 30, 2008, respectively.  Farmer Mac incurred no gains or losses on trading assets for the three months ended September 30, 2007 and $0.1 million of losses for the nine month period then ended.

On January 1, 2008, with the adoption of SFAS 159, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During the three and nine months ended September 30, 2008, Farmer Mac elected to measure $39.2 million and $100.3 million, respectively of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  All of these assets were selected for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  Due to the significant declines in the fair values of investment securities attributable to the widening of credit spreads experienced during 2008, such financial reporting offsets were not achieved.  For the three and nine month periods ended September 30, 2008, Farmer Mac recorded net losses on trading assets of $11.6 million and $18.6 million, respectively, for changes in fair values of the assets selected for the fair value option.

Beyond the impacts of other-than-temporary impairment charges on investment securities and the changes in fair values of financial derivatives and assets recorded in earnings pursuant to SFAS 133 and SFAS 159, there were positive developments in Farmer Mac’s business.  During third quarter 2008, Farmer Mac achieved growth in its guarantee and commitment fees associated with its core business, and Farmer Mac’s net interest income increased due to continued favorable short-term borrowing costs.  For the three and nine month periods ended September 30, 2008, guarantee and commitment fees were $7.3 million and $20.6 million, respectively, compared to $6.4 million and $18.6 million for the comparable periods in 2007.  As a result of Farmer Mac’s status as a federally-chartered instrumentality of the United States, Farmer Mac has maintained access to the capital markets at favorable rates.  Throughout 2008, Farmer Mac’s short-term funding spreads below the corresponding London Interbank Offered Rate, or LIBOR, were significantly more advantageous than historical levels.  Consequently, Farmer Mac’s net interest yield on investments and program assets was significantly higher during 2008 than its net interest yields earned on such assets in its historical experience.  For the three and nine month periods ended September 30, 2008, net interest income including realized gains/losses on financial derivatives were $11.3 million and $43.2 million, respectively, compared to $9.0 million and $27.7 million for the comparable periods in 2007.  Given the volatility in the debt markets, the federal government’s effective guarantee of certain corporate debt and questions concerning the status of all GSEs, it is uncertain whether Farmer Mac’s advantageous short-term borrowing costs will continue and, if so, for how long.

Mortgages and loans underlying Farmer Mac’s guarantees and commitments continue to perform well, with delinquencies remaining at historically low levels consistent with the continued strength of the U.S. agricultural economy.  As of September 30, 2008, Farmer Mac’s 90 day delinquencies (Farmer Mac I loans purchased or placed under Farmer Mac I Guaranteed Securities or LTSPCs after enactment of the 1996 Act that were 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan) were $11.5 million, representing 0.23 percent of the principal balance of the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $17.0 million (0.35 percent) as of September 30, 2007.  As part of Farmer Mac’s continuing evaluation of the overall credit quality of its portfolio, the state of the U.S. agricultural economy, the continued upward trends in agricultural land values, and the level of Farmer Mac’s outstanding guarantees and commitments, Farmer Mac determined that the appropriate allowance for losses as of September 30, 2008 was $4.4 million, which was 9 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities).  The allowance for losses was $3.9 million and 8 basis points as of both December 31, 2007 and September 30, 2007.

To assist in the comparison of results to prior periods, the table below summarizes many of the significant items discussed above as they relate to Farmer Mac’s results of operations for the three and nine month periods ended September 30, 2008 and 2007 and reconciles those items as separate components of net (loss)/income available to common stockholders, distinct from the recurring items during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Recurring Items:
Guarantee and commitment fees	$7,281	$6,421	$20,574	$18,633
Net interest income including realized gains/(losses) on financial derivatives	11,341	8,957	43,218	27,667
Other income	192	712	1,315	1,163
Credit related (charges)/benefit	(655)	(257)	(742)	303
Operating costs	(8,322)	(5,991)	(21,196)	(18,521)
Tax (expense)/benefit	(3,097)	(2,734)	(13,944)	(8,257)
Preferred stock dividends	(578)	(560)	(1,698)	(1,680)
Subtotal	6,162	6,548	27,527	19,308

Items resulting from fair value fluctuations:
Fair values changes in financial derivatives	(9,039)	(23,346)	(9,290)	(8,629)
Fair value changes in trading assets	(14,507)	-	(21,664)	(74)
Tax (expense)/benefit	8,241	8,171	10,834	3,046
Subtotal	(15,305)	(15,175)	(20,120)	(5,657)

Non-recurring Items:
Impairment losses on available-for-sale investment securities	(97,108)	-	(102,452)	-
Gains on assets sales and debt repurchases	2,286	87	2,436	108
Tax (expense)/benefit	(2,171)	(30)	(353)	(38)
Subtotal	(96,993)	57	(100,369)	70

Net (loss)/income available to common stockholders	$(106,136)	$(8,570)	$(92,962)	$13,721

Beginning in fourth quarter 2008, Farmer Mac’s Acting Chief Executive Officer and Acting Chief Financial Officer started working with other members of management to review and revise the Corporation’s liquidity investment portfolio guidelines and related funding strategies with the goal of minimizing the Corporation’s exposure to financial market volatility, preserving capital and maintaining the Corporation’s access to the debt markets.  Additionally, the Corporation is evaluating strategies to further strengthen its capital position, including for example, additional asset sales and common and preferred equity offerings.  Strengthening the Corporation’s capital position will provide greater flexibility to accomplish its Congressional mission and ensure continued compliance with its statutory and regulatory capital requirements.

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income was $21.3 million for third quarter 2008, compared to $10.5 million for third quarter 2007.  Net interest income was $63.6 million for the nine months ended September 30, 2008, compared to $28.1 million for the nine months ended September 30, 2007.  The net interest yield was 150 basis points for the nine months ended September 30, 2008, compared to 73 basis points for the nine months ended September 30, 2007.

As discussed in Note 1(d) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation classifies the net interest income and expense realized on financial derivatives as gains and losses on financial derivatives.  For the nine months ended September 30, 2008 and 2007, this classification resulted in an increase of the net interest yield of $18.9 million (45 basis points) and a decrease of the net interest yield of $0.4 million (1 basis point), respectively.

The net interest yields for the nine months ended September 30, 2008 and 2007 included the benefits of yield maintenance payments of $3.2 million (7 basis points) and $2.7 million (7 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.  For the nine months ended September 30, 2008 and 2007, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $2.1 million or $0.21 per diluted share and $1.7 million or $0.16 per diluted share, respectively.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2008 and 2007.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  Net interest income and the yield will also fluctuate due to the uncertainty of the timing and size of yield maintenance payments.  The average rate earned on cash and investments reflects lower short-term market rates partially offset by wider investment spreads during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and the short-term or floating rate nature of most investments acquired or reset during 2008.  The lower average rate on loans and Farmer Mac Guaranteed Securities during the nine months ended September 30, 2008 reflects the decline in market rates reflected in the rates on loans acquired or reset during that period compared to the rates on loans that have matured.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during 2008.

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$3,218,258	$97,305	4.03%	$3,128,207	$127,143	5.42%
Loans and Farmer Mac
Guaranteed Securities	2,430,259	102,199	5.61%	2,015,572	90,776	6.00%
Total interest-earning assets	5,648,517	199,504	4.71%	5,143,779	217,919	5.65%

Funding:
Notes payable due within one year	3,824,478	81,287	2.83%	3,409,363	132,062	5.16%
Notes payable due after one year	1,589,692	54,598	4.58%	1,535,514	57,779	5.02%
Total interest-bearing liabilities	5,414,170	135,885	3.35%	4,944,877	189,841	5.12%

Net non-interest-bearing funding	234,347			198,902
Total funding	$5,648,517	135,885	3.21%	$5,143,779	189,841	4.92%
Net interest income/yield		$63,619	1.50%		$28,078	0.73%

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

	Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(33,403)	$3,565	$(29,838)
Loans and Farmer Mac Guaranteed Securities	(6,317)	17,740	11,423
Total	(39,720)	21,305	(18,415)
Expense from interest-bearing liabilities	(70,631)	16,675	(53,956)
Change in net interest income	$30,911	$4,630	$35,541

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $7.3 million for third quarter 2008 and $20.6 million for the nine months ended September 30, 2008, compared to $6.4 million and $18.6 million, respectively, for the same periods in 2007.  The increases are due to the higher level of outstanding Farmer Mac Guaranteed Securities and LTSPCs during the periods in 2008.

Expenses.  General and administrative expenses were $4.1 million for third quarter 2008, and $8.3 million for the nine months ended September 30, 2008, compared to $2.0 million and $6.6 million, respectively, for the same periods in 2007.  The increases in general and administrative expenses were largely attributable to advisory fees related to the issuance of Series B Preferred Stock and legal and other advisory fees related to the development of Farmer Mac programs and corporate governance matters.  Farmer Mac expects general and administrative expenses to return to recent levels going forward.  Compensation and employee benefits were $3.7 million for third quarter 2008 and $11.3 million for the nine months ended September 30, 2008, compared to $3.5 million and $10.3 million respectively, for the same periods in 2007.  For information on stock-based compensation, see Note 1(f) to the condensed consolidated financial statements.

Regulatory fees for third quarter 2008 and the nine months ended September 30, 2008 were $0.5 million and $1.5 million, respectively, compared to $0.6 million and $1.7 million, respectively, for the same periods in 2007.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2009 will be $2.1 million, compared to $2.1 million for the federal fiscal year ended September 30, 2008.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

For the three and nine month periods ended September 30, 2008, Farmer Mac recorded provisions for losses of $0.6 million.  For the comparable periods in 2007, Farmer Mac recorded provisions for losses of $0.4 million and recoveries of $0.1 million, respectively.  See “—Risk Management—Credit Risk” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses.  As of September 30, 2008, Farmer Mac’s total allowance for losses was $4.4 million, which was 9 basis points relative to the outstanding post-1996 Act Farmer Mac I portfolio (excluding AgVantage securities), compared to $3.9 million and 8 basis points as of December 31, 2007.

Gains and Losses on Financial Derivatives and Trading Assets. As discussed in Note 1(d) to the condensed consolidated financial statements, the Farmer Mac accounts for its financial derivatives as undesignated financial derivatives under SFAS 133.  The net losses on financial derivatives for the three and nine month periods ended September 30, 2008 were losses of $19.0 million and $29.7 million, respectively, compared to net losses of $24.9 million and $9.0 million, respectively, for the same periods in 2007.  On January 1, 2008, with the adoption of SFAS 159, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  During the three and nine months ended September 30, 2008, Farmer Mac elected to measure an additional $39.2 million and $100.3 million, respectively, of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Farmer Mac selected these assets for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  During the three and nine month periods ended September 30, 2008, the net decrease in fair value of assets selected for the fair value option and other investment securities classified as trading assets resulted in Farmer Mac recording net losses on trading assets of $14.5 million and $21.7 million, respectively.  There were no gains or losses recorded on trading assets for the three month period ended September 30, 2007 and losses of $0.1 million for the nine month period then ended.

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

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Principally, Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  During third quarter 2008, Farmer Mac, for the first time, purchased pay-fixed swaptions, which provide the option of entering into pay-fixed swaps, as part of its overall strategy in managing interest rate risk.

Business Volume.  Farmer Mac’s outstanding program volume was $9.8 billion as of both September 30, 2008 and June 30, 2008.  New business volume for third quarter 2008 was $831.0 million.  During third quarter 2008, Farmer Mac:

•	guaranteed $475.0 million of AgVantage securities;
•	added $239.2 million of Farmer Mac I loans under LTSPCs;
•	purchased $33.2 million of newly originated and current seasoned Farmer Mac I loans; and
•	purchased $83.7 million of Farmer Mac II USDA-guaranteed portions of loans.

This new business volume was largely offset by expected principal paydowns on outstanding loans underlying Farmer Mac Guaranteed Securities and LTSPCs and the maturation and repayment during third quater 2008 of $500.0 million of Farmer Mac Guaranteed Securities – Rural Utilities.  Like much of Farmer Mac’s program volume in recent years, $475.0 million of third quarter 2008 volume was a result of a large program transaction of high asset quality, with greater protection against adverse credit performance and commensurately lower compensation for the assumption of credit risk and administrative costs, resulting in projected risk-adjusted marginal returns on equity approximately equal to those of other Farmer Mac program transactions.  These transactions tend to be larger portfolio transactions that have ranged up to $1.0 billion.  The enactment of the Farm Bill on May 22, 2008 expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.  Pursuant to this expanded authority, during second quarter 2008, Farmer Mac placed its guarantee on securities previously held by the Corporation as mission-related investments under authority granted by FCA.  Farmer Mac categorizes these program assets as part of its new Rural Utilities program, which is separate from the existing Farmer Mac I and Farmer Mac II programs.

Farmer Mac sees prospects for additional portfolio transactions related to rural utilities loans as well as agricultural mortgages, particularly as LTSPCs, though no assurance can be given at this time as to the certainty or timing of similar transactions in the future.  Looking ahead, Farmer Mac’s marketing initiatives continue to generate business opportunities for 2008 and, it believes, beyond.  Farmer Mac must increase its surplus capital to be able to take advantage of business opportunities that may arise from these marketing initiatives.  The Corporation is working on several initiatives to obtain that capital, including consideration of requiring participants in certain Farmer Mac programs to purchase an equity interest in the Corporation sufficient to capitalize the business they bring to Farmer Mac.

Notwithstanding these efforts and developments, Farmer Mac’s business with agricultural mortgage and rural utilities lenders has been and may continue to be constrained by:

•	Farmer Mac’s available capital, above its statutory minimum capital requirement, which is necessary to expand its guarantee and commitment activities in a prudent manner;
•
the need to obtain the consent of the holders of Series B-1 Preferred Stock before any material expansion of business (see “—Balance Sheet Review” for a description of the actions requiring such consent);

•	restrictions FCA may place on Farmer Mac’s growth absent an increase in Farmer Mac’s capital;
•	developments in the capital markets that may adversely affect Farmer Mac or its prospective business partners;
•	changes in the capital, liquidity or funding needs of major business partners;
•	alternative sources of capital, funding and credit enhancement for agricultural mortgage and rural utilities lenders;
•	political, environmental and technological developments affecting rural utilities; and
•	increased competition in the secondary market for agricultural mortgage loans.

USDA’s most recent publications (as available on USDA’s website as of November 1, 2008) forecast:

•	2008 net cash farm income to be $101.3 billion, an increase of $13.9 billion over 2007 estimates, and a 49 percent premium over the 10-year average of $68.2 billion.
•	2008 net farm income to be $95.7 billion, an increase of $8.9 billion over 2007 estimates, and a sizable increase ($34 billion) over the 10-year average of $61.1 billion.
•
Total direct U.S. government payments to be $13.2 billion in 2008, up from $12 billion in 2007, but still 20 percent below the 5-year average.  Direct payment rates are fixed in legislation and are not affected by the level of program crop prices.

•	Countercyclical payments to decrease to $0.96 billion in 2008 from $1.2 billion in 2007.

•	Marketing loan benefits, which include loan deficiency payments, marketing loan gains, and certificate exchange gains, to drop to $7 million in 2008 from $1.1 billion in 2007.
•	The value of U.S. farm real estate to increase 7.3 percent in 2008 to $2.1 trillion from the current projection of $1.9 trillion for 2007.
•	The amount of farm real estate debt to increase by 3.1 percent in 2008 to $111.1 billion, compared to the current projection of $107.8 billion in 2007.

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

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase and guarantee activities for newly originated and current seasoned loans during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$33,179	$25,545	$124,485	$87,046
LTSPCs	239,170	156,930	408,923	705,654
AgVantage	475,000	-	475,000	1,000,000
Farmer Mac II Guaranteed Securities	83,672	49,049	216,486	161,746
Farmer Mac Guaranteed Securities -Rural Utilities	-	-	1,330,676	-
Total purchases, guarantees and commitments	$831,021	$231,524	$2,555,570	$1,954,446

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

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$33,179	$25,545	$124,485	$87,046

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	344	1,315	648	1,562

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	213	352	1,072	1,316

Defaulted loans purchased underlying LTSPCs	-	761	26	1,033

Total loan purchases	$33,736	$27,973	$126,231	$90,957

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2008 and third quarter 2007 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2008 and third quarter 2007, 75 percent and 58 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.4 years and 14.9 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2008 and third quarter 2007 was 9.1 years and 8.0 years, respectively.

Balance Sheet Review

As of September 30, 2008, Farmer Mac had $50.7 million of cash and cash equivalents compared to $101.4 million as of December 31, 2007.  Because Farmer Mac’s statutory minimum capital requirement is based in part on 2.75 percent of all assets held by Farmer Mac including cash, cash equivalents and government securities, the Corporation reduced the level of its borrowings and resulting cash holdings on its balance sheet during 2008.  During 2007, Farmer Mac used additional short term borrowings, in the form of discount notes, and invested the proceeds in cash and cash equivalents such that the average level of cash and cash equivalents during 2007 was approximately $700.0 million.  As of September 30, 2008, Farmer Mac had $1.5 billion of investment securities compared to $2.6 billion as of December 31, 2007.  The decrease in investment securities during the nine months ended September 30, 2008 reflects the transfer of $1.4 billion of rural utilities loan-related securities from investment securities to Farmer Mac Guaranteed Securities with Farmer Mac’s guarantee of those securities pursuant to the expanded authorities granted in the Farm Bill and the maturation and repayment of $500.0 million of those Farmer Mac Guaranteed Securities at maturity.  Accordingly, during the nine months ended September 30, 2008, Farmer Mac Guaranteed Securities increased by a net amount of $0.9 billion to $2.2 billion.

As noted above, Farmer Mac’s third quarter 2008 results of operations were adversely affected by losses on certain investment securities.  The following table (as presented in the notes to Farmer Mac’s condensed consolidated financial statements) summarizes Farmer Mac’s $1.5 billion of investment securities and the unrealized gains and losses as of September 30, 2008.

	As of September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Fixed rate certificates of deposit	$60,000	$-	$-	$60,000
Fixed rate commercial paper	84,571	-	-	84,571
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	193,950	-	(1,940)	192,010
Floating rate asset-backed securities	95,345	-	(908)	94,437
Floating rate corporate debt securities (2)	506,723	-	(57,773)	448,950
Floating rate Government/GSE guaranteed mortgage-backed securities (3)	352,156	4,698	(1,106)	355,748
Fixed rate GSE guaranteed mortgage-backed securities	7,576	1	(69)	7,508
Floating rate GSE subordinated debt	70,000	-	(18,438)	51,562
Floating rate GSE preferred stock (4)	2,469	-	-	2,469
Total available-for-sale	1,372,790	4,699	(80,234)	1,297,255

Trading:
Floating rate asset-backed securities	7,661	-	(3,304)	4,357
Fixed rate GSE preferred stock	180,900	-	(14,211)	166,689
Total trading	188,561	-	(17,515)	171,046
Total investment securities	$1,561,351	$4,699	$(97,749)	$1,468,301

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days or at formula-based floating rates in the event of a failed auction.

(2)
Includes a $52.4 million other-than-temporary impairment loss on Lehman Brothers Holdings Inc. floating rate corporate debt.  The amortized cost of this investment was written down to its fair value of $7.5 million as of September 30, 2008.

(3)	Includes $16.6 million fair value of floating rate GSE mortgage-backed securities that Farmer Mac has pledged as collateral and for which the counterparty has the right to sell or repledge.
(4)
Includes a $50.0 million other-than-temporary impairment loss on Fannie Mae floating rate preferred stock.  The amortized cost of this investment was written down to its fair value of $2.5 million as of September 30, 2008.

The unrealized losses on the investment securities classified as trading have been recognized in retained earnings and, as such, reduced Farmer Mac’s core capital for regulatory compliance purposes as of September 30, 2008.  The unrealized losses on available-for-sale investment securities are recorded as reductions to Accumulated other comprehensive income in the equity section of Farmer Mac’s balance sheet. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital for regulatory capital compliance purposes.  Therefore, such losses do not impact Farmer Mac’s regulatory capital compliance measures.  If such losses were realized, either through sale or determination that the unrealized losses were other-than-temporary, Farmer Mac’s regulatory capital compliance measures would be affected as such items would be recorded through retained earnings, which is a component of Farmer Mac’s core capital for regulatory capital compliance purposes.

As shown in the table above, unrealized losses on the investment securities are concentrated in three categories:  floating rate corporate debt securities, floating rate GSE subordinated debt, and fixed rate GSE preferred stock.  The GSE subordinated debt and the GSE preferred stock are investments in CoBank, ACB and AgFirst Farm Credit Bank, institutions of the Farm Credit System, a government-sponsored enterprise.  The floating rate corporate debt securities with significant unrealized losses (which are concentrated in financial institutions) are summarized in the following table:

	As of September 30, 2008
	Amortized Cost	Unrealized Losses	Fair Value	S & P Credit Rating	Maturity
	(in thousands)

Sallie Mae	$25,007	$(3,002)	$22,005	BBB-	July 2009
CIT	35,000	(6,840)	28,160	A-	August 2009
Lehman Brothers (1)	7.500	-	7,500	N/A	Various through May 2010
Morgan Stanley	59,916	(14,731)	45,185	A+	Various through January 2011
Wachovia	9,930	(3,035)	6,895	A+	October 2011
Merrill Lynch	49,985	(7,355)	42,630	A	November 2011
Goldman Sachs	61,695	(13,686)	48,009	AA-	February 2012
HSBC	49,884	(6,524)	43,360	AA-	Various through July 2012
Other (2)	207,806	(2,600)	205,206	A+ (Minimum)	Various through August 2011

	$506,723	$(57,773)	$448,950

(1)	The amortized cost of this investment was written down to its fair value resulting in no unrealized loss as of September 30, 2008.
(2)	Consists of 12 corporate debt securities with unrealized losses ranging from $20 thousand to $0.7 million.

Farmer Mac has evaluated the inherent risks of holding each of the investment securities in an unrealized loss position.  That evaluation includes the assessment of the potential losses that could be realized (including other-than-temporary impairment charges), the likelihood of recovery (including an evaluation of the time to maturity and likelihood of repayment), the impact of recent and planned interventions by several governments and their agencies to support financial institutions, as well as the adequacy of Farmer Mac’s core capital to absorb a realized loss on the sale of a security.  At this time, selling these securities would adversely affect the level of Farmer Mac's excess capital above the statutory minimum capital requirement.  As of September 30, 2008, that excess capital was $30.0 million.  Farmer Mac currently has the intent and ability to retain all of the individually named above investments until either the market values recover or the securities mature.  Management will continue to evaluate each of these investment positions in light of the inherent risks and Farmer Mac’s capital position.

Consistent with the net decrease in total assets of $318.9 million during the nine months ended September 30, 2008, total liabilities also decreased $266.3 million during the same period.  The decrease in liabilities was primarily due to the intentional reduction in total assets, as described above, which were used to reduce outstanding borrowings.  For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

During the nine months ended September 30, 2008, accumulated other comprehensive loss increased $38.6 million to $41.4 million.  The increase was primarily the result of losses on securities available-for-sale during the nine months ended September 30, 2008.  Accumulated other comprehensive loss is not a component of Farmer Mac’s core capital or regulatory capital measurements, and therefore, increases or decreases in unrealized losses on investment securities classified as available-for-sale do not impact Farmer Mac’s regulatory capital compliance determinations.

On September 30, 2008, Farmer Mac sold 60,000 shares of its newly issued Series B-1 Senior Cumulative Perpetual Preferred Stock (“Series B-1”) and 5,000 shares of its newly issued Series B-2 Senior Cumulative Perpetual Preferred Stock (“Series B-2” and together with Series B-1, the “Series B Preferred Stock”), each having a par value of $1.00 per share and an initial liquidation preference of $1,000 per share (subject to adjustment of such fixed dollar amount for any stock splits, stock dividends, combinations, recapitalizations or similar transactions).  Consent of at least two-thirds of shares of Series B-1 will be required for certain transactions involving Farmer Mac, including, without limitation, (i) proposals by Farmer Mac to amend its statutory charter or to change its bylaws in a manner that adversely affects the rights of the holders of Series B Preferred Stock, (ii) increases or decreases in authorized amounts of the Series B Preferred Stock other than through authorized redemptions, (iii) any issuance of capital stock that ranks senior to or on parity with the Series B Preferred Stock, (iv) a voluntary bankruptcy, (v) the incurrence of material indebtedness other than in the ordinary course of business consistent with past practice, (vi) the redemption or repurchase of its equity securities (other than authorized redemptions of the Series B Preferred Stock), (vii) the transfer or acquisition of material assets other than in arm’s-length transactions with affiliates in the ordinary course of business consistent with past practice, (viii) issuances of equity securities or securities convertible into equity securities, (ix) a change in control of Farmer Mac, (x) the consummation of certain transactions with affiliates of Farmer Mac other than in arm’s-length transactions in the ordinary course of business consistent with past practice, (xi) the adoption of any material new business initiative or the material expansion of existing business, or (xii) any change in the executive management of Farmer Mac or its subsidiaries.  After June 30, 2009, if, upon Farmer Mac’s request, the holders of Series B-1 determine that Farmer Mac is in sound financial condition, such holders may waive the consent right contained in (xi) above.  For more information about the Series B Preferred Stock, see Note 6 to the condensed consolidated financial statements and Farmer Mac’s Current Report on Form 8-K filed with the SEC on October 6, 2008.

Farmer Mac was in compliance with its statutory minimum capital requirement as of September 30, 2008.  As of September 30, 2008, Farmer Mac’s core capital totaled $212.3 million, which exceeded the statutory minimum capital requirement of $182.3 million by $30.0 million.  As of December 31, 2007, Farmer Mac’s core capital of $226.4 million exceeded the statutory minimum capital requirement of $186.0 million by $40.4 million.

Farmer Mac was also in compliance with its risk-based capital standards as of September 30, 2008.  As of September 30, 2008, Farmer Mac’s regulatory capital of $216.8 million exceeded the risk-based capital requirement of $52.2 million by approximately $164.6 million.  The risk-based capital stress test developed by FCA generated a regulatory capital requirement of $52.2 million as of September 30, 2008, compared to $48.8 million as of June 30, 2008.  In the June 5, 2008 issue of the Federal Register, FCA published a final rule containing a revised risk-based capital stress test that became effective July 25, 2008.  The revised risk-based capital stress test would have generated a regulatory capital requirement of $56.8 million had it been in effect as of June 30, 2008.

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

Risk Management

Credit Risk.  Historically, Farmer Mac’s primary exposure to credit risk was that resulting from its purchase of agricultural and rural utility loans and the issuance of Farmer Mac Guaranteed Securities and entering into LTSPCs.  However, during 2008 Farmer Mac experienced significant losses due to its exposures to corporate credit risk in its portfolio of investment securities.  Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity in a portfolio of investment securities intended to provide a source of liquidity in the event of a period of market disruption or limited access to the debt markets.  The profile of the permitted investment securities is restricted by FCA regulation and Farmer Mac Board Policy.  The existing eligibility requirements for investment securities include limitations on dollar amount, issuer concentration and maturity date for various investment categories, as well as credit quality limitations, such as requiring minimum credit ratings by nationally recognized statistical rating organizations (“NRSROs”) for most investment categories.  Nonetheless, despite regulatory compliance at the time of purchase, some of these investments posed a significant risk to Farmer Mac’s capital adequacy during third quarter 2008.  Farmer Mac has retained an investment advisory firm to assist in developing revisions to its investment policies.  Further detail regarding credit risk inherent in the portfolio of investment securities is described above in “—Balance Sheet Review.”

Farmer Mac’s exposure to credit risk in its program business rises from the inability of borrowers to repay their mortgages in conjunction with a deficiency in the value of the collateral relative to the amount outstanding on the mortgage and the costs of liquidation and the inability of a corporate borrower under the AgVantage program to repay its debt in conjunction with the borrowers on the loans that are collateral for the AgVantage bonds to repay their mortgages.  Farmer Mac has established underwriting, collateral valuation (appraisal) and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.

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

Prior to third quarter 2007, no allowance for losses had been made for loans underlying Pre-1996 Act Farmer Mac I Guaranteed Securities, AgVantage securities or Farmer Mac II Guaranteed Securities. Pre-1996 Act Farmer Mac I Guaranteed Securities are supported by unguaranteed first loss subordinated interests, which are expected to exceed the estimated credit losses on those loans. Through September 30, 2008, Farmer Mac had charged off $0.4 million related to one loan underlying Pre-1996 Act Farmer Mac I Guaranteed Securities. The remaining $1.7 million of Pre-1996 Act Farmer Mac I Guaranteed Securities represent interests in seasoned performing loans with low loan-to-value ratios. Farmer Mac does not expect to incur any further losses on the remaining Pre-1996 Act Farmer Mac I Guaranteed Securities in the future. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible mortgage loans. As of September 30, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the high credit quality of the obligors, as well as the underlying collateral. As of September 30, 2008, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of September 30, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

On May 22, 2008, Congress enacted into law the Food, Conservation and Energy Act of 2008 (the “Farm Bill”), which expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders. During second quarter 2008, Farmer Mac placed its guarantee on $430.7 million of securities representing interests in rural electric cooperative loans and $900.0 million principal amount of obligations collateralized by rural electric cooperative loans previously held as mission-related investments under authority granted by the Farm Credit Administration (“FCA”). During third quarter 2008, $500.0 million of the obligations collateralized by rural electric cooperative loans matured and was repaid and $5.7 million of the securities representing interests in rural electric cooperative loans was repaid. Farmer Mac evaluated the $824.9 million Farmer Mac Guaranteed Securities – Rural Utilities outstanding as of September 30, 2008 and determined that there were no probable losses inherent in the securities or the underlying rural utilities loans. Accordingly, no allowance for losses was recorded as of September 30, 2008 with respect to those securities.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months and nine months ended September 30, 2008 and 2007:

	September 30, 2008
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,592	$-	$2,197	$3,789
Provision/(recovery) for losses	731	-	(91)	640
Charge-offs	-	-	-	-
Recoveries	6	-	-	6

Ending balance	$2,329	$-	$2,106	$4,435

Nine Months Ended:
Beginning balance	$1,690	$-	$2,197	$3,887
Provision/(recovery) for losses	731	-	(91)	640
Charge-offs	(108)	-	-	(108)
Recoveries	16	-	-	16

Ending balance	$2,329	$-	$2,106	$4,435

	September 30, 2007
	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Three Months Ended:
Beginning balance	$1,681	$-	$2,197	$3,878
Provision/(recovery) for losses	-	-	386	386
Charge-offs	-	-	(386)	(386)
Recoveries	20	-	-	20

Ending balance	$1,701	$-	$2,197	$3,898

Nine Months Ended:
Beginning balance	$1,945	$-	$2,610	$4,555
Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(49)	(100)	(386)	(535)
Recoveries	20	-	-	20

Ending balance	$1,701	$-	$2,197	$3,898

During third quarter 2008, Farmer Mac made provisions for its allowance for losses of $0.6 million, compared to a provision of $0.4 million in third quarter 2007.  During third quarter 2008, Farmer Mac did not record any charge-offs against the allowance for losses and recorded negligible recoveries.  During third quarter 2007, Farmer Mac charged-off $0.4 million and recovered $20,000 in losses against the allowance for losses.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in third quarter 2008 or third quarter 2007.  As of September 30, 2008, Farmer Mac’s allowance for losses totaled $4.4 million, or 9 basis points of the outstanding principal balance of loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $3.9 million (8 basis points) as of December 31, 2007.

As of September 30, 2008, Farmer Mac’s 90-day delinquencies totaled $11.5 million and represented 0.23 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $17.0 million (0.35 percent) as of September 30, 2007.  As of September 30, 2008, Farmer Mac’s non-performing assets (which include 90-day delinquencies, loans performing in bankruptcy, and real estate owned) totaled $32.9 million and represented 0.66 percent of the principal balance of all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $37.4 million (0.76 percent) as of September 30, 2007.  Loans that have been restructured after delinquency were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.  Although Farmer Mac expects the amount of non performing assets during fourth quarter 2008 to increase, the increase will be primarily due to the chapter 11 bankruptcy filing by VeraSun Energy Corporation and its subsidiaries in October 2008.  These subsidiaries include four ethanol plants with $39.9 million of outstanding loans in Farmer Mac’s portfolio.  Farmer Mac expects these loans to be classified as loans performing in bankruptcy beginning in fourth quarter 2008, but does not expect these events to have a material effect on the Corporation’s provisions for losses during fourth quarter 2008.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies:

	Outstanding Post-1996 Act Farmer Mac I Loans, Guarantees (1), LTSPCs, and REO	Non- performing Assets	Percentage	Less: REO and Performing Bankruptcies	90-Day Delinquencies	Percentage
	(dollars in thousands)

As of:
September 30, 2008	$4,989,755	$32,883	0.66%	$21,402	$11,481	0.23%
June 30, 2008	4,937,870	28,230	0.57%	23,060	5,170	0.11%
March 31, 2008	4,933,720	31,640	0.64%	20,666	10,974	0.22%
December 31, 2007	5,063,164	31,924	0.63%	21,340	10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%

(1)	Excludes loans underlying AgVantage securities.

As of September 30, 2008, approximately $1.3 billion (26.8 percent) of Farmer Mac’s outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs were in their peak delinquency and default years (approximately years three through five after origination), compared to $1.4 billion (27.7 percent) as of September 30, 2007.

As of September 30, 2008, Farmer Mac individually analyzed $3.7 million of its $47.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $44.1 million of impaired assets, for which updated valuations were not available, in the aggregate in consideration of their similar risk characteristics and historical statistics.  All of the $3.7 million of assets analyzed individually were adequately collateralized.  Accordingly, Farmer Mac did not record any specific allowances for any of its impaired assets as of September 30, 2008.  Farmer Mac’s non-specific or general allowances were $4.4 million as of September 30, 2008.

As of September 30, 2008, the weighted-average original loan-to-value (“LTV”) ratio for all loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs was 50.3 percent, and the weighted-average original LTV ratio for all post-1996 Act non-performing assets was 56.9 percent.  The following table summarizes the post-1996 Act non-performing assets by original LTV ratio:

Distribution of Post-1996 Act Non-performing Assets by Original LTV Ratio as of September 30, 2008
(dollars in thousands)

Original LTV Ratio	Post-1996 Act Non-performing Assets	Percentage
0.00% to 40.00%	$2,034	6%
40.01% to 50.00%	7,394	22%
50.01% to 60.00%	13,161	41%
60.01% to 70.00%	9,087	28%
70.01% to 80.00%	820	2%
80.01% +	387	1%
Total	$32,883	100%

The following table presents outstanding loans held and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs and post-1996 Act non-performing assets as of September 30, 2008 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Post-1996 Act Non-performing Assets
	Distribution of Outstanding Loans, Guarantees and LTSPCs	Outstanding Loans, Guarantees and LTSPCs (1)	Post-1996 Act Non- performing Assets (2)	Non- performing Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	10%	$474,722	$5,730	1.21%
1997	4%	191,294	4,799	2.51%
1998	6%	311,666	6,537	2.10%
1999	7%	357,029	4,543	1.27%
2000	4%	184,031	2,989	1.62%
2001	7%	343,793	4,255	1.24%
2002	9%	449,288	2,171	0.48%
2003	9%	463,572	1,109	0.24%
2004	7%	339,957	293	0.09%
2005	10%	507,819	17	0.00%
2006	12%	592,855	326	0.05%
2007	9%	472,205	114	0.02%
2008	6%	301,524	-	0.00%
Total	100%	$4,989,755	$32,883	0.66%

By geographic region (3):
Northwest	16%	$804,953	$19,451	2.42%
Southwest	38%	1,880,219	3,386	0.18%
Mid-North	22%	1,079,500	3,990	0.37%
Mid-South	12%	621,781	2,036	0.33%
Northeast	8%	387,743	1,177	0.30%
Southeast	4%	215,559	2,843	1.32%
Total	100%	$4,989,755	$32,883	0.66%

By commodity/collateral type:
Crops	41%	$2,024,173	$16,837	0.83%
Permanent plantings	19%	955,532	9,576	1.00%
Livestock	26%	1,326,429	4,501	0.34%
Part-time farm/rural housing	7%	349,607	1,824	0.52%
Ag storage and processing (including ethanol facilities)	6%	296,393	-	0.00%
Other	1%	37,621	145	0.39%
Total	100%	$4,989,755	$32,883	0.66%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying post-1996 Act Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of September 30, 2008, by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Post-1996 Act Credit Losses Relative to all Cumulative Original Loans, Guarantees and LTSPCs
	Cumulative Original Loans, Guarantees and LTSPCs (1)		Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,436,439		$1,593	0.05%
1997	758,156		2,493	0.33%
1998	1,134,775		3,885	0.34%
1999	1,151,421		1,291	0.11%
2000	742,427		2,285	0.31%
2001	1,088,078		695	0.06%
2002	1,103,598		-	0.00%
2003	899,818		-	0.00%
2004	623,260		-	0.00%
2005	741,000		115	0.02%
2006	746,192		-	0.00%
2007	558,026		-	0.00%
2008	326,542		-	0.00%
Total	$13,309,732		$12,357	0.09%

By geographic region (2):
Northwest	$2,454,288		$6,891	0.28%
Southwest	5,284,702		4,778	0.09%
Mid-North	2,231,217		57	0.00%
Mid-South	1,230,910		336	0.03%
Northeast	1,150,356		66	0.01%
Southeast	958,259		229	0.02%
Total	$13,309,732		$12,357	0.09%

By commodity/collateral type:
Crops	$5,385,928		$9	0.00%
Permanent plantings	2,980,749		9,349	0.31%
Livestock	3,450,213		2,677	0.08%
Part-time farm/rural housing	936,445		322	0.03%
Ag storage and processing (including ethanol facilities)	415,840	(3)	-	0.00%
Other	140,557		-	0.00%
Total	$13,309,732		$12,357	0.09%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of September 30, 2008, approximately $43.8 million of the loans were not yet disbursed by the lender.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of September 30, 2008, 47 percent of the outstanding balance of all loans held and loans underlying on-balance sheet Farmer Mac I Guaranteed Securities (including 71 percent of all loans with fixed interest rates) were covered by yield maintenance provisions and other prepayment penalties.  Of the Farmer Mac I fixed rate loans purchased in third quarter 2008, 11 percent had yield maintenance or another form of prepayment protection.  As of September 30, 2008, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 18.5 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in third quarter 2008, 33.4 percent contained various forms of prepayment penalties.

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

Cash equivalents and investment securities pose only limited interest rate risk to Farmer Mac, due to their closely matched funding.  Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities.  As of September 30, 2008, $1.3 billion of the $1.5 billion of investment securities (88 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium term notes or discount notes that closely match the rate adjustment dates of the associated investments.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of September 30, 2008 and December 31, 2007 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.  During third quarter 2008, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities.

	Percentage Change in MVE from Base Case
Interest Rate	September 30,	December 31,
Scenario	2008	2007

+ 300 bp	-14.9%	-10.6%
+ 200 bp	-8.8%	-6.3%
+ 100 bp	-3.2%	-2.5%
- 100 bp	N/A*	-0.1%
- 200 bp	N/A*	-1.4%
- 300 bp	N/A*	-3.4%

*	As of September 30, 2008, a parallel shift of -100, -200 and -300 basis points of the U.S. Treasury yield curve produced negative interest rates for maturities of 3 months and shorter.

As of September 30, 2008, a parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 6.8 percent, while a parallel decrease of 50 basis points would have increased NII by 5.0 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of September 30, 2008, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.  As of September 30, 2008, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 0.6 months, compared to plus 0.7 months as of December 31, 2007.  Duration matching helps to maintain the correlation of cash flows and stable portfolio earnings even when interest rates are not stable.  Farmer Mac believes the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

As of September 30, 2008, Farmer Mac had $3.7 billion combined notional amount of interest rate swaps with terms ranging from 1 to 15 years.  Of those interest rate swaps, $1.6 billion were floating-to-fixed rate interest rate swaps, $2.0 billion were fixed-to-floating interest rate swaps and $0.1 billion were basis swaps.

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  As discussed in Note 1(d) to the condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of September 30, 2008, Farmer Mac had uncollateralized net exposure to two counterparties totaling $0.4 million.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout third quarter 2008.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 77 days of liquidity during third quarter 2008 and had 69 days of liquidity as of September 30, 2008.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.3 billion was outstanding as of September 30, 2008), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

As a result of Farmer Mac’s status as a federally-chartered instrumentality of the United States, Farmer Mac has had access to the capital markets for short term borrowings at favorable rates.  Farmer Mac’s short term borrowing costs have remained at historically low levels despite recent market volatility.  Historically, Farmer Mac has used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed-rate funding.  While the swap market may provide favorable fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and other LIBOR-based floating rate assets.

Farmer Mac maintains cash and liquidity investments in cash equivalents (including commercial paper and other short-term money market instruments) and liquid investment securities that can be drawn upon for liquidity needs.  As of September 30, 2008, Farmer Mac’s non-program investments consisted of: $50.7 million of cash and cash equivalents; $584.0 million of securities issued or guaranteed by GSEs or the U.S. Government and its agencies; $84.6 million of commercial paper; $60.0 million of commercial bank certificates of deposit; $286.4 million of asset-backed securities (principally backed by Government guaranteed student loans); and $449.0 million of corporate debt securities, including financial institutions.  Farmer Mac did not hold any investments in securities backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

As described above in “—Balance Sheet Review,” due to the current market turmoil and general widening of corporate debt spreads, many of the corporate debt securities owned by Farmer Mac are in unrealized loss positions.  If Farmer Mac needed to access those securities as a source of liquidity, Farmer Mac would realize losses in earnings and reductions to its core capital equal to amounts currently accounted for as unrealized losses in accumulated other comprehensive income, which is not a component of Farmer Mac’s core capital for statutory and regulatory compliance purposes.  Currently, Farmer Mac does not foresee the need to sell those securities as a source of liquidity.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates in the event of a failed auction.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac held $192.0 million of ARCs as of September 30, 2008 compared to $131.5 million as of December 31, 2007.  Beginning in mid-February, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  Farmer Mac continues to believe that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called or repurchased during the next two years.  Due to the absence of an active auction market or other market trading in ARCs, during first quarter 2008 Farmer Mac transferred all of its ARCs from Level 2 to Level 3 and recorded the ARCs as of March 31, 2008 at fair values of approximately 99 percent of par and par.  The discounted values reflect uncertainty regarding the ability to obtain par in the absence of any active market trading.  On April 22, 2008, Farmer Mac received a par tender offer for $20.0 million of its ARC holdings.  Farmer Mac tendered those bonds and received par upon settlement on May 21, 2008.  In August 2008, Farmer Mac sold $17.5 million of ARCs at par in the secondary market.  On October 31, 2008, Farmer Mac accepted an offer of Auction Rate Securities Rights, Series B-2 from UBS AG related to $119.9 million of the ARCs in Farmer Mac’s investment portfolio.  Under the terms of the rights, UBS has the discretion to purchase or sell the $119.9 million of ARCs at any time without prior notice so long as Farmer Mac receives par value, while Farmer Mac has the right to require UBS to purchase the securities at par value at any time between January 2, 2009 and January 4, 2011.  Farmer Mac intends to exercise its rights and sell the ARCs to UBS on January 2, 2009.  As of September 30, 2008, Farmer Mac’s remaining ARC holdings were recorded at fair values of approximately 99 percent of par.

As of September 30, 2008, Farmer Mac had an investment of $81.7 million in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  On September 15, 2008, Farmer Mac delivered a timely redemption request to redeem its entire investment in the Fund, but its confirmed redemption request was not honored.  The Fund announced on September 16, 2008 that the net asset value of the Fund decreased below $1.00 per share as a result of the valuing at zero the Fund’s holdings of debt securities issued by Lehman Brothers, but that all redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share.  On September 22, 2008, the Fund announced that redemptions of shares in the Fund were being suspended for the protection of the Fund’s investors pursuant to an SEC order until the financial markets allow an orderly liquidation to be effected.  Farmer Mac expects further cash distributions to occur as the Fund’s assets mature or are sold, which the Corporation believes will be within the next twelve months, although no commitments on the timing and ability of future redemptions have been made by the Fund.  Investments in money market funds are generally recorded in “Cash and cash equivalents” on the Corporation’s balance sheet; however, based on the foregoing information, the Corporation has presented $39.2 million of its investment in the Fund as “Cash and cash equivalents” and $42.5 million of its unsettled trades with the Fund separately on the balance sheet as “Prepaid expenses and other assets,” both at net asset values of $1.00 per share.  On October 31, 2008, Farmer Mac collected from the Fund all amounts classified as “Cash and cash equivalents” as of September 30, 2008.  Although Farmer Mac expects to receive $1.00 net asset value per share on its unsettled trade with the Fund, there can be no assurance that the Corporation will ultimately receive this amount.

Capital.  On September 30, 2008, Farmer Mac issued $65.0 million of Series B Preferred Stock.  For more information about the Series B Preferred Stock, see Note 6 to the condensed consolidated financial statements and Farmer Mac’s Current Report on Form 8-K filed with the SEC on October 6, 2008.

Other Matters

Dividends.  Beginning in fourth quarter 2004 and continuing through third quarter 2008, Farmer Mac has paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  Each dividend was paid on the last business day of each quarter to holders of record as of a fixed day at least two weeks prior to the dividend payment date.  As a general practice, Farmer Mac has declared the dividend payable in the fourth quarter of a year at the Board of Directors meeting held in October of that year.  At its October 2008 meeting, the Board deferred its consideration of the declaration of dividends on its preferred and common stock until its December 2008 meeting.  At that meeting, a determination will be made about the declaration of any dividends for fourth quarter 2008 based on the Board’s evaluation of Farmer Mac’s then-existing financial condition, outlook and indicated capital needs.  Farmer Mac’s ability to declare and pay dividends on its preferred and common stock could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

The descriptions of the changes in Farmer Mac's Chairman, President and Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer are reported in Item 5.02 of each of the following Farmer Mac SEC filings:  Current Report on Form 8 K filed on September 19, 2008; Current Report on Form 8 K filed on October 6, 2008; and Current Report on Form 8 K filed on October 24, 2008.  Those sections of the referenced reports are hereby incorporated by reference in this report.  In addition to the Board Executive Committee referred to in the 8-K filed October 6, 2008, the Board also has established a separate committee to conduct a search for a permanent Chief Executive Officer.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I
	Loans and Guaranteed Securities	LTSPCs (1)	Farmer Mac II	Farmer Mac Guaranteed Securities - Rural Utilities		Total
	(in thousands)
For the quarter ended:
September 30, 2008	$508,179	$239,170	$83,672	$-		$831,021
June 30, 2008	53,838	116,472	79,700	1,330,676	(2)	1,580,686
March 31, 2008	37,468	53,281	53,114	-		143,863
December 31, 2007	40,664	265,135	48,294	-		354,093
September 30, 2007	25,545	156,930	49,049	-		231,524
June 30, 2007	1,039,856	152,402	59,149	-		1,251,407
March 31, 2007	21,644	396,322	53,548	-		471,514
December 31, 2006	24,046	318,064	54,136	-		396,246
September 30, 2006	1,018,253	177,885	74,217	-		1,270,355

For the year ended:
December 31, 2007	1,127,709	970,789	210,040	-		2,308,538
December 31, 2006	1,598,673	1,139,699	234,684	-		2,973,056

(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processing facilities.  As of September 30, 2008, approximately $43.8 million of the loans underlying those $377.8 million of LTSPCs were not yet disbursed by the lender.

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
	Post-1996 Act
	Loans and Guaranteed Securities	LTSPCs	Pre-1996 Act	Farmer Mac II	Farmer Mac Guaranteed Securities - Rural Utilities	Total
	(in thousands)
As of:
September 30, 2008	$5,723,175	$2,264,880	$1,692	$995,639	$824,941	$9,810,327
June 30, 2008	5,471,897	1,997,172	2,406	960,278	1,330,676	9,762,429
March 31, 2008	5,519,539	1,943,181	2,406	959,444	-	8,424,570
December 31, 2007	5,645,023	1,948,941	3,174	946,617	-	8,543,755
September 30, 2007	5,691,797	1,724,328	3,174	943,183	-	8,362,482
June 30, 2007	5,783,879	1,644,413	3,611	942,443	-	8,374,346
March 31, 2007	4,508,595	1,920,848	3,748	932,056	-	7,365,247
December 31, 2006	4,338,698	1,969,734	5,057	925,799	-	7,239,288
September 30, 2006	4,267,309	1,884,223	5,802	900,835	-	7,058,169

The Loans and Guaranteed Securities and LTSPCs amounts in the table above reflect the following conversions of existing LTSPCs to Farmer Mac I Guaranteed Securities at the request of program participants.  In addition to these conversions, during third quarter 2008, one program participant converted a $114.2 million Farmer Mac I Guaranteed Security into an LTSPC.

Conversions of LTSPCs to Farmer Mac I Guaranteed Securities
(in thousands)

During the quarter ended:
September 30, 2008	$-
June 30, 2008	-
March 31, 2008	-
December 31, 2007	-
September 30, 2007	17,189
June 30, 2007	360,777
March 31, 2007	303,766
December 31, 2006	143,582
September 30, 2006	341,164

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities
	Fixed Rate	5-to-10-Year ARMs & Resets	1-Month-to- 3 Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2008	$1,412,136	$699,611	$743,146	$2,854,893
June 30, 2008	1,974,048	772,859	739,642	3,486,549
March 31, 2008	963,336	748,584	342,496	2,054,416
December 31, 2007	962,320	750,472	352,250	2,065,042
September 30, 2007	932,134	735,704	366,573	2,034,411
June 30, 2007	914,890	752,991	399,147	2,067,028
March 31, 2007	899,628	743,891	417,722	2,061,241
December 31, 2006	891,429	761,754	452,656	2,105,839
September 30, 2006	863,000	744,903	459,604	2,067,507

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Acting Chief Executive Officer (the “CEO”) and Acting Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008.

The Corporation carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-5, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of Farmer Mac’s disclosure controls and procedures.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Farmer Mac is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

The "Risk Factors” section in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2007 identifies the most significant risk factors that could materially adversely affect Farmer Mac’s business, financial condition or results of operations.  The risk factors set forth below in this report provide more specificity to some of those previously identified risk factors and reflect recent developments.

Farmer Mac’s ability to meet its regulatory capital requirements has been, and may continue to be, adversely affected by market conditions and other factors.

Farmer Mac’s ability to meet its regulatory capital requirements has been, and may continue to be, adversely affected by various factors, including market volatility and investor interest in Farmer Mac securities.  Factors that could adversely affect the adequacy of Farmer Mac’s capital levels in the future include:

•	the potential for additional other-than-temporary impairment charges;

•	potential losses on any asset sales determined to be necessary to reduce the Corporation’s need for capital;

•	the potential need to increase the level of the allowance for losses on program assets in the future; and

•	legislative or regulatory actions that increase Farmer Mac’s applicable capital requirements.

Any actions taken to maintain compliance with capital requirements or to increase capital levels could adversely affect stockholders.

Farmer Mac may take a variety of actions to increase its capital levels, or to reduce its need for capital, to meet applicable regulatory capital requirements, including:

•	issuing additional common or preferred stock;

•	reducing, eliminating or delaying dividends on common and preferred stock;

•	constraining growth in the portfolio of program assets by forgoing new business opportunities; or

•	reducing the size of its program and non-program portfolios through asset sales.

Farmer Mac’s ability to execute any of these actions or their effectiveness may be limited, especially in today’s volatile and illiquid markets, and could adversely affect the Corporation’s business, operating results, financial condition and earnings.  For example, Farmer Mac’s ability to issue additional preferred or common stock would depend, in part, on market conditions, and Farmer Mac may not be able to raise additional capital in the amounts and at the time needed, on favorable terms or at all.  Issuances of new common or preferred stock are likely to be dilutive to existing stockholders and may carry other terms and conditions that could adversely affect the value of the common or preferred stock held by existing stockholders.  Farmer Mac may also incur significant costs and expenses related to any issuances of new common or preferred stock.

Farmer Mac has recorded material writedowns in the value of its investment securities and could experience further writedowns of its investments in future periods, which could adversely affect the Corporation’s business, operating results, financial condition and capital levels.

Farmer Mac has recorded material other-than-temporary impairment charges on its investment portfolio, and that portfolio continues to have significant exposure to securities issued by financial institutions.  Continued deterioration in financial and credit market conditions could further reduce the fair value of these and other investment securities, particularly those securities that are less liquid and more subject to volatility.

Market conditions have also increased the amount of judgment required to be exercised by management to value certain securities.  Furthermore, Farmer Mac relies on internal models to determine the fair value of certain investment securities, and those models could fail to produce reliable results.  Subsequent valuations of investment securities, in light of factors then prevailing, may result in significant changes in the value of the Corporation’s investment securities in the future.  If Farmer Mac decides to sell any of the securities in its investment portfolio, the price ultimately realized will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Overview” and “—Balance Sheet Review” in this report for more information about the writedowns on and fair values of the securities in Farmer Mac’s non-program investment portfolio.

An inability to access the debt capital markets could have a material adverse effect on Farmer Mac’s business, operating results, financial condition and capital levels.

Liquidity is essential to Farmer Mac’s business, and the Corporation relies on external sources to finance a significant portion of its operations.  Farmer Mac’s ability to operate its business, meet its obligations and generate net interest income depends to a large degree on the Corporation’s ability to issue substantial amounts of debt frequently and at favorable rates.  The issuance of short-term and long-term debt securities in the U.S. financial markets is the primary source of funding for Farmer Mac’s purchases of program and non-program assets and for repaying or refinancing existing debt.  Moreover, one of the primary sources of the Corporation’s revenue is the net interest income earned from the difference, or “spread,” between the return received on assets held and the related borrowing costs.  Farmer Mac’s ability to obtain funds through the issuance of debt, and the cost at which these funds may be obtained, depends on many factors, including:

•	Farmer Mac’s corporate and regulatory structure, including its status as a GSE and perceptions about the viability of stockholder-owned GSEs in general;

•
legislative or regulatory actions relating to Farmer Mac’s business, including any actions that would affect the Corporation’s GSE status or add additional requirements that would restrict or reduce its ability to issue debt;

•	compliance with regulatory capital requirements and any measures imposed by Farmer Mac’s regulator if the Corporation were to fail to remain in compliance with those requirements;

•	Farmer Mac’s financial results and changes in its financial condition;

•	the public’s perception of the risks to and financial prospects of Farmer Mac’s business;

•	prevailing conditions in the capital markets; and

•	competition from other issuers of GSE debt.

If Farmer Mac were unable to issue debt securities at favorable rates in amounts sufficient to operate its business and meet its obligations, it could have a material adverse effect on the Corporation’s business, operating results, financial condition and capital levels.

Farmer Mac has been, and may continue to be, adversely affected by current economic and market conditions.

The recent significant disruptions in world financial markets have already adversely affected Farmer Mac by requiring material writedowns of assets and may continue to have an adverse effect on the value and performance of Farmer Mac’s assets, as well as its liquidity position, ability to issue debt securities, or access to capital.  The possible duration and severity of the adverse economic cycle is unknown, as the efficacy of recent efforts and programs to stabilize the economy and the banking system are uncertain.  There can be no assurance that market conditions will improve in the near future or that results will not continue to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

On July 7, 2008, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 616 shares of its Class C Non-Voting Common Stock, at an issue price of $24.78 per share, to the six directors who elected to receive such stock in lieu of their cash retainers.

On September 30, 2008, Farmer Mac sold 60,000 shares of its newly issued Series B-1 Preferred Stock and 5,000 shares of its newly issued Series B-2 Preferred Stock for an aggregate purchase price of $65.0 million, or $1,000 per share. For more information about the Series B Preferred Stock, see Note 6 to the condensed consolidated financial statements and Farmer Mac’s Current Report on Form 8-K filed with the SEC on October 6, 2008.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Certificate of Designation of Terms and Conditions of Farmer Mac 6.40 percent Cumulative Preferred Stock, Series A (Form 10-Q filed May 15, 2003).

*	4.5.1	-	Master Terms Agreement for Farmer Mac’s Universal Debt Facility dated as of July 28, 2005 (Previously filed as Exhibit 4.3 to Form 8-A filed August 4, 2005).

*	4.5.2	-	Supplemental Agreement for 4.25 percent Fixed Rate Global Notes Due July 29, 2008 (Previously filed as Exhibit 4.4 to Form 8-A filed August 4, 2005).

**	4.6	-	Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-1.

**	4.7	-	Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-2.

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).
__________________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.2	-	Compiled Amended and Restated Employment Agreement dated June 5, 2008 between Henry D. Edelman and the Registrant (Form 8-K filed August 1, 2008).

†*	10.3	-	Compiled Amended and Restated Employment Agreement dated June 5, 2008 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.6	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant(Form 10-Q filed August 12, 2008).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

__________________
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).
__________________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†**	10.20	-	Work for Hire Agreement dated October 20, 2008 between William T. Sandalls, Jr. and the Registrant.

†**	10.21	-	Secondment Agreement effective as of October 1, 2008 between Farm Credit of Western New York and the Registrant.

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

November 10, 2008

By:	/s/ Michael A. Gerber
Michael A. Gerber
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William T. Sandalls, Jr.
William T. Sandalls, Jr.
Chief Financial Officer
(Principal Financial Officer)