Form 10-K
period 2008-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2009-03-16
CIK 845877

As filed with the Securities and Exchange Commission on
March 16, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.
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

Yes         ☐                No         ☒

The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $15,204,005 and $210,185,818, respectively, as of June 30, 2008, based upon the closing prices for the respective classes on June 30, 2008 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

As of March 2, 2009, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,603,708 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2009 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K as described herein).

PART I
Item 1.	Business

General

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) is a stockholder-owned, federally chartered instrumentality of the United States organized and existing under Title VIII of the Farm Credit Act of 1971, as amended (12 U.S.C. §§ 2279aa et seq.) (the “Act”).  Farmer Mac was originally created by the United States Congress to establish a secondary market for agricultural real estate and rural housing mortgage loans.  This secondary market was designed to increase the availability of long-term credit at stable interest rates to America’s rural communities, including farmers, ranchers and rural homeowners, and to provide those borrowers with the benefits of capital markets pricing and product innovation.  In May 2008, Congress expanded Farmer Mac’s charter to authorize the Corporation to purchase, and to guarantee securities backed by, loans made by cooperative lenders to cooperative borrowers to finance electrification and telecommunications systems in rural areas.

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to agricultural and rural utilities lenders by:

•	purchasing eligible loans directly from lenders;
•	guaranteeing securities representing interests in, or obligations secured by, pools of eligible loans; and
•	issuing long-term standby purchase commitments (“LTSPCs”) for eligible loans.

Farmer Mac conducts these activities through three programs—Farmer Mac I, Farmer Mac II and Rural Utilities.  As of December 31, 2008, the total volume in all of Farmer Mac’s programs was $10.1 billion.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase mortgage loans secured by first liens on agricultural real estate.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of eligible mortgage loans.  The securities guaranteed by Farmer Mac under the Farmer Mac I program are referred to as “Farmer Mac I Guaranteed Securities.”  To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other specified standards that are discussed in “Business—Farmer Mac Programs—Farmer Mac I.”  As of December 31, 2008, outstanding Farmer Mac I loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs in the Farmer Mac I program totaled $8.0 billion.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (“USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”).  As of December 31, 2008, outstanding Farmer Mac II Guaranteed Securities totaled $1.0 billion.

Farmer Mac’s Rural Utilities program, which is separate from the Farmer Mac I and Farmer Mac II programs, was initiated during second quarter 2008 after Congress expanded Farmer Mac’s authorized secondary market activities to include rural utilities loans.  Farmer Mac’s authorized activities under this program are similar to those conducted under the Farmer Mac I program—loan purchases, guarantees of securities (“Farmer Mac Guaranteed Securities – Rural Utilities”) and issuance of LTSPCs—with respect to eligible rural utilities loans.  To be eligible for the Rural Utilities program, loans must meet Farmer Mac’s credit underwriting and other specified standards that are discussed in “Business—Farmer Mac Programs—Rural Utilities.”  To date, Farmer Mac has retained in its portfolio all of the Farmer Mac Guaranteed Securities – Rural Utilities under this program and has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2008, outstanding Farmer Mac Guaranteed Securities – Rural Utilities totaled $1.1 billion.

Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities are sometimes collectively referred to as “Farmer Mac Guaranteed Securities.”  Farmer Mac securitizes both (1) loans eligible under its three programs and (2) general obligations of lenders secured by pools of eligible loans.  The Corporation then guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac’s guarantees of securities related to general obligations of issuers that are secured by pools of eligible loans.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac’s two principal sources of revenue are:

•	guarantee and commitment fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	interest income earned on its portfolio of Farmer Mac Guaranteed Securities, loans and investments, net of interest expense incurred on related debt instruments issued by Farmer Mac.

Farmer Mac funds its “program” purchases of Farmer Mac Guaranteed Securities and eligible loans primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2008, Farmer Mac had $2.1 billion of discount notes and $2.5 billion of medium-term notes outstanding.  To the extent the proceeds of debt issuance exceed Farmer Mac’s need to fund program assets, those proceeds are invested in “non-program” investments that must comply with regulations promulgated by the Farm Credit Administration (“FCA”), including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§652.1-652.45 (the “Investment Regulations”).  Farmer Mac’s regular debt issuance and non-program investment assets support its access to the capital markets and provide an alternative source of funds should market conditions be unfavorable.

FCA, acting through its Office of Secondary Market Oversight (“OSMO”), has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply FCA’s general enforcement powers to Farmer Mac and its activities.  For a discussion of Farmer Mac’s statutory and regulatory capital requirements and its actual capital levels, and particularly FCA’s role in the establishment and maintenance of those requirements and levels, see “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements.”

Farmer Mac is an institution of the Farm Credit System (the “FCS”), but is not liable for any debt or obligation of any other institution of the FCS.  Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac.

For more information about Farmer Mac’s program assets and non-program investment assets, as well as its financial performance and sources of capital and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Farmer Mac has three classes of common stock outstanding—Class A voting, Class B voting and Class C non-voting.  See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding Farmer Mac’s common stock.  Farmer Mac also has multiple series of preferred stock outstanding.  See “Business—Farmer Mac Programs—Financing—Equity Issuance” for information regarding Farmer Mac’s preferred stock.

As of December 31, 2008, Farmer Mac employed 43 people, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Washington, D.C. 20036.  Farmer Mac’s main telephone number is (202) 872-7700.

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

FARMER MAC PROGRAMS

The following tables present the outstanding balances and annual activity under Farmer Mac’s three programs—Farmer Mac I, Farmer Mac II, and Rural Utilities.

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs
	As of December 31,
	2008	2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$781,305	$762,319
Guaranteed Securities	282,185	336,778
AgVantage	53,300	30,800
Farmer Mac II:
Guaranteed Securities	1,013,330	921,802
Farmer Mac Guaranteed
Securities - Rural Utilities	1,054,941	-
Total on-balance sheet	$3,185,061	$2,051,699

Off-balance sheet assets:
Farmer Mac I:
Guaranteed Securities	$1,697,983	$2,018,300
AgVantage	2,945,000	2,500,000
LTSPCs	2,224,181	1,948,941
Farmer Mac II:
Guaranteed Securities	30,095	24,815
Total off-balance sheet	$6,897,259	$6,492,056

Total	$10,082,320	$8,543,755

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Farmer Mac I:
Loans	$196,622	$127,709	$98,673
AgVantage	475,000	1,000,000	1,500,000
LTSPCs	530,363	970,789	1,139,699
Farmer Mac II Guaranteed Securities	303,941	210,040	234,684
Farmer Mac Guaranteed Securities -
Rural Utilities	1,560,676	-	-
Total purchases, guarantees and commitments	$3,066,602	$2,308,538	$2,973,056

The following sections describe Farmer Mac’s activities under each program.

Farmer Mac I

Under the Farmer Mac I program, Farmer Mac assumes, for a fee, the credit risk on agricultural real estate mortgage loans by (1) guaranteeing the timely payment of principal and interest on securities representing interests in, or obligations secured by, pools of eligible mortgage loans, or (2) issuing LTSPCs to acquire designated eligible mortgage loans.  Farmer Mac also may assume the credit risk on eligible mortgage loans by purchasing and retaining them.

Loan Eligibility

To be eligible for the Farmer Mac I program, a loan is required to:

•	be secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on agricultural real estate or rural housing (as defined below) located within the United States;
•
be an obligation of a citizen or national of the United States, an alien lawfully admitted for permanent residence in the United States or a private corporation or partnership that is majority-owned by U.S. citizens, nationals or legal resident aliens;

•
be an obligation of a person, corporation or partnership having training or farming experience that is sufficient to ensure a reasonable likelihood that the loan will be repaid according to its terms; and

•
meet the Farmer Mac I credit underwriting, collateral valuation, documentation and other specified standards.  See “—Underwriting and Collateral Valuation (Appraisal) Standards” and “—Sellers” for a description of these standards.

For purposes of the Farmer Mac I program, agricultural real estate is one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that:

•	is used for the production of one or more agricultural commodities or products; and
•	either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

Although the Act does not prescribe a maximum loan size for a Farmer Mac I eligible agricultural mortgage loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of these loans to $15.0 million, except that the maximum loan size of loans securing AgVantage securities is $35.0 million.  Those maximum loan sizes were reduced from $22.5 million and $50.0 million, respectively, in October 2008.  For a Farmer Mac I eligible agricultural mortgage loan secured by more than 1,000 acres of agricultural real estate, the Act authorizes a maximum loan size of $9.8 million (adjusted annually for inflation), which Farmer Mac currently further limits to $9.0 million for loan products as to which Farmer Mac offers daily rates to purchase.

For purposes of the Farmer Mac I program, rural housing is a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or less.  The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $269,807.  That limit is adjusted annually based on changes in home values during the previous year.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  As of December 31, 2008, rural housing loans did not represent a significant part of Farmer Mac’s business.

Summary of Farmer Mac I Transactions

During the year ended December 31, 2008, Farmer Mac purchased or placed under guarantee or LTSPC $1.2 billion of loans under the Farmer Mac I program.  As of December 31, 2008, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs totaled $8.0 billion.

The following table summarizes loans purchased or newly placed under guarantees (including in AgVantage transactions) or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Loans and Guaranteed Securities	$196,622	$127,709	$98,673
AgVantage	475,000	1,000,000	1,500,000
LTSPCs	530,363	970,789	1,139,699
Total	$1,201,985	$2,098,498	$2,738,372

The following table presents the outstanding balances of Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (including AgVantage securities) and LTSPCs as of the dates indicated:

	As of December 31,
	2008	2007
	(in thousands)

On-balance sheet assets:
Loans	$781,305	$762,319
Guaranteed Securities	282,185	336,778
AgVantage	53,300	30,800
Total on-balance sheet	$1,116,790	$1,129,897

Off-balance sheet assets:
Guaranteed Securities	$1,697,983	$2,018,300
AgVantage	2,945,000	2,500,000
LTSPCs	2,224,181	1,948,941
Total off-balance sheet	$6,867,164	$6,467,241

Total	$7,983,954	$7,597,138

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory and optional delivery commitments to purchase loans and offers rates for such commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis.  Farmer Mac purchases both fixed- and adjustable rate loans that have a variety of maturities and often include balloon payments.  Loans purchased or subject to purchase commitments may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).  Of the $196.6 million of loans purchased in the Farmer Mac I program during 2008, 59 percent included balloon payments and 2 percent included yield maintenance prepayment protection.  By comparison, of the $127.7 million of loans purchased in the Farmer Mac I program during 2007, 72 percent included balloon payments and 10 percent included yield maintenance prepayment protection.

Off-Balance Sheet Guarantees and Commitments

Farmer Mac offers two Farmer Mac I credit enhancement alternatives that allow approved agricultural and rural residential mortgage lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity:  (1) LTSPCs and (2) Farmer Mac I Guaranteed Securities.  Both of these products result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.

Both types of transactions permit a seller to nominate from its portfolio a segregated pool of loans for participation in the Farmer Mac I program, subject to review by Farmer Mac for conformance with its applicable standards.  In both types of transactions, the seller effectively transfers the credit risk on those loans upon Farmer Mac’s approval of the eligible loans because, through its guarantee or commitment to purchase, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans and, in the case of AgVantage securities, issuer default on the underlying obligations that are backed by eligible loans.  That transfer of risk reduces the seller’s credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  The loans underlying LTSPCs and Farmer Mac I Guaranteed Securities may include loans with payment, maturity and interest rate characteristics that differ from the loan products that Farmer Mac offers for purchase on a daily basis, but all the loans are subject to the applicable underwriting standards described in “—Underwriting and Collateral Valuation (Appraisal) Standards.”  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans.”

LTSPCs.  An LTSPC commits Farmer Mac to a future purchase of eligible loans from a segregated pool of loans that met Farmer Mac’s standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on the loans.  The LTSPC structure, which is not a guarantee of loans or securities, permits the seller to retain the segregated loan pool in its portfolio until such time, if ever, as the seller delivers some or all of the segregated loans to Farmer Mac for purchase under the LTSPC.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as Farmer Mac I Guaranteed Securities.  The loans underlying an LTSPC can be converted into Farmer Mac I Guaranteed Securities at the option of the seller, with no conversion fee paid to Farmer Mac.

Farmer Mac purchases loans subject to an LTSPC at:

•
par (if the loans become delinquent for at least four months or are in material non-monetary default), with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received;

•	a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard Farmer Mac I loan products); or
•
either (1) a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or (2) in exchange for Farmer Mac I Guaranteed Securities (if the loans are not four months delinquent).

In 2008, Farmer Mac entered into $530.4 million of LTSPCs, compared to $970.8 million in 2007.  In 2008, LTSPCs remained the preferred credit enhancement alternative for new transactions and they continue to be a significant portion of the Farmer Mac I program.  During 2008, there were no conversions of LTSPCs into Farmer Mac I Guaranteed Securities.  As of December 31, 2008, Farmer Mac’s outstanding LTSPCs covered 7,056 mortgage loans with an aggregate principal balance of $2.2 billion and outstanding off-balance sheet Farmer Mac I Guaranteed Securities were backed by 7,326 mortgage loans having an aggregate principal balance of $1.7 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

Farmer Mac I Guaranteed Securities.  In Farmer Mac I Guaranteed Securities transactions, Farmer Mac either (1) guarantees securities representing interests in, or obligations secured by, eligible loans held by a trust or other entity established by a seller or (2) acquires eligible loans from sellers in exchange for Farmer Mac I Guaranteed Securities backed by those loans.  Farmer Mac guarantees the timely payment of interest and principal on the securities, which are either retained by Farmer Mac or sold to third parties.  These securities are customarily issued through special purpose trusts and entitle each investor in a class of securities to receive a portion of the payments of principal and interest on the related underlying pool of loans or obligation equal to the investor’s proportionate interest in the pool or obligation as specified in the applicable transaction documents.  As consideration for its assumption of the credit risk on loans underlying the Farmer Mac I Guaranteed Securities, Farmer Mac receives guarantee fees payable in arrears out of periodic loan interest payments and based on the outstanding balance of the related Farmer Mac I Guaranteed Securities.  The Farmer Mac I Guaranteed Securities representing the general obligations of issuers secured by eligible loans are referred to as AgVantage securities.  See “—AgVantage Securities.”

Farmer Mac is obligated under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans or obligations, regardless of whether the trust has actually received such scheduled payments.  Farmer Mac's  guarantee fees typically are collected out of installment payments made on the underlying loans or obligations until those loans or obligations have been repaid or otherwise liquidated (generally as a result of default).  The aggregate amount of guarantee fees received on Farmer Mac I Guaranteed Securities depends upon the amount of such securities outstanding and on the applicable guarantee fee rate, which Farmer Mac’s statutory charter caps at 50 basis points (0.50 percent) per annum.  The Farmer Mac I guarantee fee rate typically ranges from 15 to 50 basis points (0.15 to 0.50 percent) per annum, depending on the credit quality of and other criteria regarding the loans or obligations.  The amount of non-AgVantage Farmer Mac I Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farmer Mac I Guaranteed Securities.  In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to decrease.  In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Guaranteed Securities also is influenced by a variety of economic, demographic and other considerations, such as yield maintenance provisions that may be associated with loans underlying Farmer Mac I Guaranteed Securities.  For more information regarding yield maintenance provisions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk.”

For each of the years ended December 31, 2008 and 2007, Farmer Mac sold non-AgVantage Farmer Mac I Guaranteed Securities in the amounts of $143.8 million and $1.3 million, respectively.  The 2008 sales resulted in Farmer Mac recognizing a gain of $1.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.” See “—AgVantage Securities” for information about Farmer Mac’s AgVantage transactions, which are a form of Farmer Mac I Guaranteed Securities.

AgVantage Securities

Each AgVantage security is a general obligation of an institution approved by Farmer Mac, which obligation is also secured by a pool of eligible loans under one of Farmer Mac’s three programs.  Farmer Mac guarantees those securities as to the timely payment of principal and interest and may retain AgVantage securities in its portfolio or sell them to third parties in the capital markets as Farmer Mac Guaranteed Securities.

Before approving an institution as an issuer in a Farmer Mac I AgVantage transaction, Farmer Mac assesses the institution’s agricultural real estate mortgage loan performance as well as its creditworthiness.  Farmer Mac continues to monitor the counterparty risk assessment on an ongoing basis after the AgVantage security is issued.

In addition to being a general obligation of the issuing institution, each Farmer Mac I AgVantage security is secured by eligible agricultural real estate mortgage loans in an amount at least equal to the outstanding principal amount of the security.  In the Farmer Mac I program, Farmer Mac also requires the general obligation to be overcollateralized, either by more eligible loans or any of the following types of assets:

•	cash;
•	securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States; or
•	other highly-rated securities.

The required collateralization level for a Farmer Mac I AgVantage security issued by an institution without a long-term debt rating from a nationally recognized statistical rating organization (“NRSRO”) ranges from 111 percent to 150 percent, depending on whether physical possession of the collateral is maintained by Farmer Mac (11 percent overcollateralization) or whether a specific pledge (20 percent overcollateralization) or a general pledge (50 percent overcollateralization) of collateral is made by the issuer.  Historically, these types of Farmer Mac I AgVantage securities have been retained by Farmer Mac and not sold to third parties.

A Farmer Mac  I AgVantage security issued by an institution with a high long-term debt rating from an NRSRO requires a collateralization level of at least 103 percent of the outstanding principal amount of the security (3 percent overcollateralization), which level could be higher depending on the rating of the issuer.  Historically, these types of Farmer Mac I AgVantage securities have been sold to third parties in the capital markets.

In all AgVantage transactions, Farmer Mac can require the issuer to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  As of December 31, 2008, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment, on any of its AgVantage securities.

During 2008, Farmer Mac purchased $75.0 million of Farmer Mac I AgVantage securities that had been issued and sold to third parties prior to 2008 and subsequently sold $45.0 million of those acquired securities for a realized gain of $1.5 million.  As of December 31, 2008 and 2007, the outstanding principal amount of Farmer Mac I AgVantage securities held by Farmer Mac was $53.3 million and $30.8 million, respectively.  In August 2008, Farmer Mac guaranteed $475.0 million of off-balance sheet Farmer Mac I AgVantage securities representing a three-year obligation of M&I Marshall & Ilsley Bank (“M&I Bank”) and secured by a pool of eligible loans, with a required collateralization level of 106 percent.  In April 2007, Farmer Mac guaranteed $1.0 billion of off-balance sheet Farmer Mac I AgVantage securities representing a ten-year obligation of Metropolitan Life Insurance Company (“MetLife”) and secured by a pool of eligible loans, with a required collateralization level of 103 percent.  As of December 31, 2008 and 2007, the aggregate outstanding principal amount of off-balance sheet AgVantage securities issued under the Farmer Mac I program totaled $2.9 billion and $2.5 billion, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

Underwriting and Collateral Valuation (Appraisal) Standards

As required by the Act, Farmer Mac has established underwriting, security appraisal, and repayment standards for eligible loans taking into account the nature, risk profile, and other differences between different categories of qualified loans.  These standards for agricultural real estate mortgage loans under the Farmer Mac I program at a minimum are intended to:

•	provide that no loan with a loan-to-value ratio (“LTV”) in excess of 80 percent may be eligible;
•	require each borrower to demonstrate sufficient cash-flow to adequately service the loan;
•	protect the integrity of the appraisal process with respect to any loan; and
•	confirm that the borrower is or will be actively engaged in agricultural production.

Loans securing off-balance sheet Farmer Mac I AgVantage securities are required to meet these statutory standards in place of the underwriting standards set forth below.

Farmer Mac uses experienced internal agricultural credit underwriters and external agricultural loan servicing and collateral valuation contractors (under Farmer Mac supervision and review) to perform those respective functions on loans that come into the Farmer Mac I program.  Farmer Mac believes that the combined expertise of its own internal staff and those third-party service providers provides the Corporation adequate resources for performing the necessary underwriting, collateral valuation and servicing functions.

Underwriting.  To manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting to all participating sellers and potential sellers in its programs, Farmer Mac has adopted credit underwriting standards for the Farmer Mac I program that vary by type of loan and program product under which the loan is brought to Farmer Mac.  These standards were developed based on industry norms for similar mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac as the guarantor of mortgage-backed securities representing interests in, or obligations secured by, pools of such mortgage loans.  Further, Farmer Mac requires sellers of agricultural real estate mortgage loans to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and any other requirements the Corporation may impose from time to time.

Farmer Mac I credit underwriting standards require that the LTV of any loan not exceed 70 percent, with the exception of a loan secured by a livestock facility and supported by a contract with an approved integrator may have an LTV of up to 80 percent.  Rural housing loans and agricultural real estate mortgage loans secured primarily by owner-occupied residences may also have LTVs of up to 80 percent.  Farmer Mac may require that a loan have a lower LTV when it determines that such lower LTV is appropriate.  The original LTV of a loan is calculated by dividing the loan’s principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment.

In the case of newly-originated farm and ranch loans, borrowers on the loans must, among other criteria set forth in Farmer Mac’s credit underwriting standards, meet the following ratios on a pro forma basis (i.e., giving effect to the new loan):

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1;
•	debt-to-asset ratio of 50 percent or less;
•	ratio of current assets to current liabilities of not less than 1:1; and
•	cash flow debt service coverage ratio on the mortgaged property of not less than 1:1.

Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  During the latter part of 2008, Farmer Mac began requiring a more stringent total debt service coverage ratio for farm and ranch loans with LTVs between 60 percent and 70 percent.

For loans secured by agricultural real estate with building improvements other than a residence contributing more than 60 percent of the appraised value of the property (referred to by Farmer Mac as facility loans), the credit underwriting standards are the same as for farm and ranch loans but more stringent with respect to two ratios, requiring:

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.35:1; and
•	ratio of current assets to current liabilities of not less than 1.25:1

Loans secured by eligible collateral with LTVs not greater than 55 percent made to borrowers with high credit scores and adequate financial resources may be accepted without further underwriting tests being applied.  Agricultural real estate mortgage loans secured primarily by owner-occupied residences and rural housing loans are underwritten to industry norms for conforming loans secured by primary residences, with fully verified repayment capacity and assets and liabilities.  Applicants’ credit scores are obtained and used in the underwriting process.

In addition, Farmer Mac’s underwriting standards provide for the acceptance of a loan that, in the judgment of the underwriter, is a sound loan with a high probability of repayment in accordance with its terms even though the loan does not meet one or more of the underwriting ratios usually required for loans of that type.  In those cases, Farmer Mac permits exceptions to applicable underwriting standards when a loan:

•	exceeds minimum requirements for one or more of the underwriting standards to a degree that compensates for noncompliance with one or more other standards, referred to as compensating strengths; and
•
is made to a producer of particular agricultural commodities or products in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers in that segment.

Despite these underwriting approvals based on compensating strengths, no loan will be approved if it does not at least meet all of Farmer Mac’s statutory underwriting standards described at the beginning of this section.

Farmer Mac’s use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality.  In fact, loans approved on the basis of compensating strengths are fully underwritten and have not demonstrated a significantly different rate of default, or loss following default, than loans that were approved on the basis of conformance with all applicable underwriting ratios.  As of December 31, 2008, a total of $1.9 billion (38.9 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) were approved based upon compensating strengths ($104.4 million of which had original LTVs of greater than 70 percent).  During 2008, $51.2 million (7.0 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($9.2 million of which had original LTVs of greater than 70 percent), as compared to 2007 when $447.9 million (40.8 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($49.8 million of which had original LTVs of greater than 70 percent).  During the latter part of 2008, Farmer Mac anticipated a leveling of agricultural real estate values and implemented a more conservative approach to underwriting decisions, resulting in fewer approvals based on compensating strengths.

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

Farmer Mac performs due diligence before purchasing, guaranteeing securities backed by, or committing to purchase seasoned loans, including:

•	evaluating loan database information to determine conformity to the criteria set forth in the preceding paragraphs;
•	confirming that loan file data conform to database information;
•	validating supporting credit information in the loan files; and
•	reviewing loan documentation and collateral valuations.

Farmer Mac performs these and other due diligence procedures using methods that give due regard to the size, age, leverage and nature of the collateral for the loans.

Required documentation for all Farmer Mac I loans includes a first lien mortgage or deed of trust, a written promissory note and assurance of Farmer Mac’s lien position through either a title insurance policy or title opinion from an experienced real estate attorney in geographic areas where title insurance is not the industry practice.

As Farmer Mac develops new Farmer Mac I credit products, it establishes underwriting guidelines for them.  Those guidelines result in industry-specific measures that meet or exceed the statutory underwriting standards and provide Farmer Mac the flexibility to deliver the benefits of a secondary market to farmers, ranchers and rural homeowners in diverse sectors of the rural economy.

Collateral Valuations (Appraisals and Evaluations).  Farmer Mac has adopted collateral valuation standards for newly originated loans purchased or placed under a Farmer Mac I Guaranteed Security or LTSPC.  Those standards require, among other things, that a current valuation be performed, or has been performed within the preceding 12 months, independently of the credit decision-making process.  In addition, Farmer Mac requires appraisals to conform to the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board.

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

Farmer Mac’s collateral valuation standards require uniform reporting of reliable and credible opinions of the market value based on analyses of comparable property sales, including consideration of the property’s income producing capacity and, if relevant, the market’s response to the cost of improvements, as well as information regarding market trends.  For seasoned loans, Farmer Mac obtains collateral valuation updates as considered necessary in its assessment of collateral risk determined in the due diligence process.  If a current or updated collateral valuation is required for a seasoned loan, the collateral valuation standards described above would apply.

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

Sellers

As of December 31, 2008, Farmer Mac had 256 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies.  The increase in the number of approved Farmer Mac I loan sellers from 224 as of December 31, 2007 is principally the result of Farmer Mac’s alliance with the American Bankers Association, as well as lender informational seminars Farmer Mac conducts in key regional locations and through the internet.  In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers facilitate indirect participation by other lenders in the Farmer Mac I program by managing correspondent networks of lenders from which they purchase loans to sell to Farmer Mac.  As of December 31, 2008, 373 lenders were participating in one or both of the Farmer Mac I or Farmer Mac II programs.

To be considered for approval as a Farmer Mac I seller, a financial institution must meet the criteria that Farmer Mac establishes.  Those criteria include the following requirements:

•	own a requisite amount of Farmer Mac Class A or Class B voting common stock according to a schedule prescribed for the size and type of institution;
•
have, in the judgment of Farmer Mac, the ability and experience to make or purchase and sell loans eligible for the Farmer Mac I program and service such loans in accordance with Farmer Mac requirements either through its own staff or through contractors and originators;

•	maintain a minimum adjusted net worth; and
•
enter into a Seller/Servicer agreement to comply with the terms of the Farmer Mac Seller/Servicer Guide, including representations and warranties regarding the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

Servicing

Farmer Mac generally does not directly service loans held in its portfolio, although it does act as “master servicer” for loans underlying Farmer Mac I Guaranteed Securities.  Farmer Mac also may assume direct servicing for defaulted loans.  Loans held by Farmer Mac or underlying Farmer Mac Guaranteed Securities are serviced only by Farmer Mac-approved entities designated as “central servicers” that have entered into central servicing contracts with Farmer Mac.  Sellers of eligible mortgage loans sold into the Farmer Mac I program have a right to retain certain “field servicing” functions (typically direct borrower contacts) and may enter into contracts with Farmer Mac’s central servicers that specify such servicing functions.  Loans underlying LTSPCs and AgVantage securities are serviced by the holders of those loans in accordance with those lenders’ servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.

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

Summary of Farmer Mac II Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions.  Farmer Mac does not guarantee the repayment of the USDA-guaranteed portions, only the Farmer Mac II Guaranteed Securities that are backed by USDA-guaranteed portions.  In addition to purchasing USDA-guaranteed portions for retention in its portfolio, Farmer Mac offers Farmer Mac II Guaranteed Securities to lenders or to other investors for cash.

During the years ended December 31, 2008, 2007 and 2006, Farmer Mac issued $303.9 million, $210.0 million and $234.7 million, respectively, of Farmer Mac II Guaranteed Securities.  As of December 31, 2008, 2007 and 2006, $1.0 billion, $946.6 million and $925.8 million, respectively, of Farmer Mac II Guaranteed Securities were outstanding.  The following table presents Farmer Mac II activity for each of the years indicated:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Purchased and retained	$291,335	$204,931	$234,684
Purchased and sold	12,606	5,109	-
Total	$303,941	$210,040	$234,684

The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:

	Outstanding Balance of
	Farmer Mac II Guaranteed
	Securities as of December 31,
	2008	2007
	(in thousands)

On-balance sheet	$1,013,330	$921,802
Off-balance sheet	30,095	24,815
Total	$1,043,425	$946,617

As of December 31, 2008, Farmer Mac had experienced no credit losses on any of its Farmer Mac II Guaranteed Securities.  As of December 31, 2008, Farmer Mac had outstanding $0.3 million of principal and interest advances on Farmer Mac II Guaranteed Securities, compared to $0.4 million as of December 31, 2007 and $0.1 million as of December 31, 2006.

United States Department of Agriculture Guaranteed Loan Programs

The United States Department of Agriculture (“USDA”), acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s.  The USDA makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes.  The USDA’s guarantee is supported by the full faith and credit of the United States.  USDA-guaranteed portions represent up to 95 percent of the principal amount of guaranteed loans.  Through its Farmer Mac II program, Farmer Mac is one of several competing purchasers of USDA-guaranteed portions of farm ownership loans, farm operating loans, business and industry loans, community facilities and other loans that are fully guaranteed as to principal and interest by the USDA.

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

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program.  As of December 31, 2008, there were 187 active sellers in the Farmer Mac II program, consisting mostly of community and regional banks, compared to 151 sellers as of December 31, 2007, for an increase of 36 active sellers.  In the aggregate, 373 sellers were participating directly in one or both of the Farmer Mac I or Farmer Mac II programs during 2008.

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

Rural Utilities

In May 2008, Congress expanded Farmer Mac’s authority to permit purchases, and guarantees of securities backed by, rural electric and telephone loans made by cooperative lenders to borrowers who have received or are eligible to receive loans under the Rural Electrification Act of 1936 (“REA”).  The REA is administered by the Rural Utilities Service (“RUS”), an agency of the USDA.  Pursuant to this new authority, during second quarter 2008, Farmer Mac placed its guarantee on $1.3 billion of investment securities previously held as mission-related investments under authority granted by FCA, thereby creating Farmer Mac Guaranteed Securities – Rural Utilities.  Those securities consisted of $430.7 million of securities representing interests in rural electric cooperative loans and $900.0 million of obligations collateralized by rural electric cooperative loans.  During third quarter 2008, $500.0 million of the obligations collateralized by rural electric cooperative loans matured and was repaid.  During fourth quarter 2008, Farmer Mac guaranteed and purchased $230.0 million of new Farmer Mac Guaranteed Securities – Rural Utilities representing the direct obligation of a cooperative lender secured by eligible rural electric loans. None of Farmer Mac's business to date under the Rural Utilities program has involved telecommunications loans.

Loan Eligibility

The list below summarizes Farmer Mac’s eligibility requirements for rural utilities loans:

•	the loan, or interest in a loan, is for an electric or telephone facility by a cooperative lender to a borrower that has received or is eligible to receive a loan under the REA;
•	collateral is performing and not more than 30 days delinquent; and
•	in conformance with the Farmer Mac rural utility underwriting standards and guidelines.

Underwriting

In order for Farmer Mac to manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting to all participating sellers in its programs, Farmer Mac has adopted credit underwriting standards that vary by type of loan, be it to electric distribution cooperatives or electric generation and transmission (G&T) cooperatives, and program product under which the loan is brought to Farmer Mac.  These standards were developed based on rural utility industry norms for similar loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac either as purchaser of or the guarantor of securities representing interests in, or obligations secured by, pools of such loans.  Further, Farmer Mac requires sellers of rural utilities loans to make representations and warranties regarding the conformity of eligible loans to these standards and any other requirements the Corporation may impose from time to time.

Farmer Mac’s credit underwriting standards for rural utilities loans on which it has assumed direct credit exposure (e.g., with no general obligation of an issuer involved in the transaction) through the Rural Utilities program require:

•	each electric or telephone cooperative to have received or be eligible to receive a loan under the REA;
•	each borrower to demonstrate sufficient cash-flow to adequately service the rural utility loan; and
•	each borrower’s leverage position to be adequate based on industry standards.

Farmer Mac’s credit underwriting standards for AgVantage transactions under the Rural Utilities program, in which Farmer Mac has indirect credit exposure on loans securing the general obligation of a lender, require:

•	the credit rating of the counterparty issuing the general obligation to be investment grade as determined by an NRSRO, or equivalent as determined by Farmer Mac analysis;
•
the collateral to be comprised of loans, or interests in loans, for electric or telephone facilities by a cooperative lender to a borrower that has received or is eligible to receive a loan under the REA;

•	the collateral to be performing and not more than 30 days delinquent; and
•	the collateralization (consisting of current, performing loans) to be maintained at the contractually prescribed level, in an amount at least equal to the outstanding principal amount of the security.

The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase rural utilities loans includes:

•	evaluation of loan database information to determine conformity to Farmer Mac’s underwriting standards and guidelines;
•	confirmation that loan file data conform to database information;
•	validation of supporting credit information in the loan files; and
•	review of loan documentation.

Collateral

It is customary in loans to distribution cooperatives for the lender to take a security interest in substantially all of the borrower’s assets, and collateral is required to secure term loans.  In cases where Farmer Mac purchases a loan and another rural utility lender has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where public debt indentures are utilized, broader collateral exceptions can be expected and Farmer Mac determines if available collateral is adequate to support the loan program.

Servicing

Farmer Mac generally does not directly service loans held in its portfolio, although it does act as “master servicer” for pools of loans and loans underlying Farmer Mac  Guaranteed Securities- Rural Utilities.  Farmer Mac also may assume direct servicing for defaulted loans.  Rural utilities loans held by Farmer Mac or underlying Farmer Mac Guaranteed Securities - Rural Utilities are serviced by the holders of those loans.  Rural utilities loans underlying AgVantage securities are serviced by the holders of those loans in accordance with those lenders’ servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions. National Rural currently services all of the rural utilities loan in Farmer Mac's portfolio.

Sellers

The statutory authorities that authorize Farmer Mac to become involved in rural utilities lending specify that the loans be sourced from a cooperative lender.  Currently the cooperative rural utilities lending space contains only two lenders, the National Rural Utilities Cooperative Finance Corporation (“National Rural”) and CoBank, ACB, ("Co Bank") an institution of the Farm Credit System.  As of December 31, 2008, these cooperatives had approximately $18.0 billion in loans outstanding to distribution cooperatives and $5.5 billion in loans outstanding to G&T cooperatives.

Portfolio Diversification

It is Farmer Mac’s policy to diversify its rural utilities portfolio of loans held and loans underlying Farmer Mac Guaranteed Securities-Rural Utilities geographically.  Since the cooperative rural utilities lending space contains only two lenders, National Rural and CoBank, these lenders geographically cover the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and is not obligated to purchase, or commit to purchase, every loan that meets its underwriting standards and guidelines submitted by an eligible seller if a sizable concentration of loans accumulates in specific region.

The maximum cumulative direct credit exposure on eligible rural utilities loans (e.g., purchases of loans or securities representing interests in loans) to any one borrower or related borrowers is $20.0 million.  For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions) the maximum loan exposure to any one borrower or related borrowers is $35.0 million, with the amount of any direct exposure to a borrower also counting towards the $35.0 million limit.  Farmer Mac’s cumulative exposure to loans to electric G&T facilities, whether through direct or indirect credit exposure, is limited to no more than 20 percent of Farmer Mac’s cumulative direct and indirect exposure to all Rural Utilities loans.  Additionally, Farmer Mac’s cumulative direct credit exposure to G&T facilities is limited to no more than 10 percent of Farmer Mac’s cumulative direct and indirect exposure to all Rural Utilities loans.

Funding of Guarantee and LTSPC Obligations

The principal sources of funding for the payment of Farmer Mac’s obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuances.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans.  Ultimate losses arising from Farmer Mac’s guarantees and commitments are reflected in the Corporation’s charge-offs against its allowance for losses and gains and losses on the sale of real estate owned.  During 2008, Farmer Mac’s net charge-offs were $5.3 million, compared to $0.5 million during 2007.

The Act requires Farmer Mac to set aside in a segregated account a portion of the guarantee fees it receives from its guarantee activities.  That segregated account must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  As of December 31, 2008, the amount in that reserve account was $63.2 million.  Farmer Mac’s total outstanding guarantees and LTSPCs exceed the cumulative amount (1) held as an allowance for losses, (2) the amount in the segregated account, and (3) the amount Farmer Mac may borrow from the U.S. Treasury; however, Farmer Mac does not expect its obligations under its guarantees and LTSPCs to exceed amounts available to satisfy those obligations.  For information regarding Farmer Mac’s allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans” and Note 2(j) and Note 8 to the consolidated financial statements.  For a more detailed discussion of Farmer Mac’s borrowing authority from the U.S. Treasury, see “Business—Farmer Mac’s Authority to Borrow from the U.S. Treasury.”

Financing

Debt Issuance

Section 8.6(e) of Farmer Mac’s statutory charter (12 U.S.C. § 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible loans, USDA-guaranteed portions and Farmer Mac Guaranteed Securities and to maintain reasonable available cash and cash equivalents for business operations, including adequate liquidity.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.6 billion was outstanding as of December 31, 2008), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors that comply with its Investment Regulations, including dollar amount, issuer concentration and credit quality limitations.  Farmer Mac’s regular debt issuance and non-program investment assets support its access to the capital markets and provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac’s current policies authorize non-program investments in:

•	obligations of the United States;
•	obligations of government-sponsored enterprises (“GSEs”);
•	municipal securities;
•	international and multilateral development bank obligations;
•	money market instruments;
•	diversified investment funds;
•	asset-backed securities;
•	corporate debt securities; and
•	mortgage securities.

For more information about Farmer Mac’s outstanding investments and indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review” and Note 4, Note 7, and Note 15 to the consolidated financial statements.

Equity Issuance

The Act authorizes Farmer Mac to issue voting common stock, non-voting common stock and non-voting preferred stock.  Only banks, other financial entities, insurance companies and institutions of the FCS eligible to participate in one or more of Farmer Mac’s programs may hold voting common stock.  No holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock.  There are no restrictions on the maximum holdings of Class B voting common stock.  No ownership restrictions apply to Class C non-voting common stock or preferred stock, and they are freely transferable.

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

As of December 31, 2008, the following shares of Farmer Mac common and preferred stock were outstanding:

•	1,030,780 shares of Class A voting common stock;
•	500,301 shares of Class B voting common stock;
•	8,601,352 shares of Class C non-voting common stock;
•	150,000 shares of Series B non-voting redeemable cumulative preferred stock; and
•	9,200 shares of Series C non-voting redeemable cumulative preferred stock.

In December 2008, Farmer Mac repurchased and retired 700,000 shares of Series A non-voting cumulative preferred stock for $35.0 million.  Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock.

The following table presents the dividends declared on the common stock during and subsequent to 2008:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 7, 2008	$0.10	January 1, 2008	March 31, 2008	March 31, 2008
April 3, 2008	0.10	April 1, 2008	June 30, 2008	June 30, 2008
August 7, 2008	0.10	July 1, 2008	September 30, 2008	September 30, 2008
December 16, 2008	0.10	October 1, 2008	December 31, 2008	December 31, 2008
March 11, 2009	0.05	January 1, 2009	March 31, 2009	*

*  The dividend declared on March 11, 2009 is scheduled to be paid on April 3, 2009.

Farmer Mac’s ability to declare and pay common stock dividends could be restricted if it were to fail to comply with its regulatory capital requirements.  See Note 9 to the consolidated financial statements and “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels.”

Series A Preferred Stock

On December 15, 2008, Farmer Mac repurchased and retired all $35.0 million of the outstanding Series A cumulative preferred stock in conjunction with the issuance of $70.0 million of Series B-3 cumulative preferred stock to the holder of the Series A preferred stock.  The following table presents the dividends declared on Series A preferred stock during 2008:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 7, 2008	$0.80	January 1, 2008	March 31, 2008	March 31, 2008
April 3, 2008	0.80	April 1, 2008	June 30, 2008	June 30, 2008
August 7, 2008	0.80	July 1, 2008	September 30, 2008	September 30, 2008

Series B Preferred Stock

On September 30, 2008, Farmer Mac issued 60,000 shares of its newly issued Series B-1 Senior Cumulative Perpetual Preferred Stock (“Initial Series B-1 Preferred Stock”) and 5,000 shares of its newly issued Series B-2 Senior Cumulative Perpetual Preferred Stock (“Series B-2 Preferred Stock”), each having a par value and initial liquidation preference of $1,000 per share (collectively, the Initial Series B-1 Preferred Stock and Series B-2 Preferred Stock, the “Initial Series B Preferred Stock”) for an aggregate purchase price of $65.0 million, or $1,000 per share.  Farmer Mac incurred $4.0 million of direct costs related to the issuance of the Initial Series B Preferred Stock, which reduced the amount of mezzanine equity recorded as of September 30, 2008.

On December 15, 2008, Farmer Mac issued 70,000 shares of its newly issued Series B-3 Senior Cumulative Perpetual Preferred Stock (“Series B-3 Preferred Stock”) having a par value and initial liquidation preference of $1,000 per share for a purchase price of $70.0 million and an additional 15,000 shares of Series B-1 Preferred Stock (the “Supplemental Series B-1 Preferred Stock”) for a purchase price of $15.0 million.  Farmer Mac incurred $1.8 million of direct costs related to the issuance of the Series B-3 Preferred Stock and Supplemental Series B-1 Preferred Stock, which reduced the amount of mezzanine equity recorded as of December 31, 2008.  The Initial Series B Preferred Stock, the Supplemental Series B-1 Preferred Stock and the Series B-3 Preferred Stock are together referred to as the “Series B Preferred Stock.”

The Series B Preferred Stock ranks senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock, Series C Preferred Stock and any other class of capital stock issuable in the future with respect to dividends, distributions upon a change in control, liquidation, and dissolution or winding up of Farmer Mac.  Each series of Series B Preferred Stock ranks pari passu with the others.

Dividends on the Series B Preferred Stock compound quarterly at an annual rate of 10.0 percent of the then-applicable Liquidation Preference (as defined below) per share.  On approximately each of the first three anniversary dates after the related issuance date, the annual rate on the Series B Preferred Stock will increase to 12.0 percent, 14.0 percent, and 16.0 percent, respectively.  Dividends on the Series B Preferred Stock accrue and cumulate from the date last paid, whether or not declared by Farmer Mac’s board of directors, and are payable quarterly in arrears out of legally available funds when and as declared by the board of directors on each dividend payment date.  Farmer Mac may pay dividends on the Series B Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to the Series B Preferred Stock.

Farmer Mac has the right, but not the obligation, to redeem all, but not less than all, of the issued and outstanding shares of Series B Preferred Stock at a price equal to the then-applicable Liquidation Preference amount beginning nine months from issuance and on each subsequent dividend payment date.  In addition, Farmer Mac must redeem all, but not less than all, of the outstanding shares of Series B Preferred Stock at a price equal to the then-applicable Liquidation Preference amount under specified circumstances, including (1) in the event that any indebtedness of Farmer Mac or its subsidiaries (“Farmer Mac Debt”) becomes or is declared due and payable prior to the stated maturity thereof or is not paid when it becomes due and payable, (2) an event of default occurs with respect to any Farmer Mac Debt, or (3) Farmer Mac becomes bankrupt or insolvent or a receiver or conservator is appointed for Farmer Mac.  The redemption price for any shares of Series B Preferred Stock redeemed by Farmer Mac will be payable in cash equal to the par value of the Series B Preferred Stock ($1,000 per share), plus all accrued but unpaid dividends (the “Liquidation Preference”) or, at the election of Farmer Mac, payable in Farmer Mac program assets or other assets acceptable to the holders of the Series B Preferred Stock.  Because of these mandatory redemption features, the Series B Preferred Stock is classified as mezzanine equity on Farmer Mac’s consolidated balance sheet.  Although the Series B Preferred Stock is classified as mezzanine equity, outside of the equity section of the consolidated balance sheet, it is a component of Farmer Mac’s core capital for statutory and regulatory capital compliance purposes.

Upon a change in control of Farmer Mac, holders of the Series B Preferred Stock will be entitled to receive an amount in cash equal to the Liquidation Preference.  Except as required by applicable law, the holders of the Series B Preferred Stock are not entitled to any voting rights. The following table presents the dividends declared on Series B preferred stock during and subsequent to 2008:

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

December 16, 2008	$25.00	October 1, 2008	December 31, 2008	December 31, 2008
February 28, 2009	25.00	January 1, 2009	March 31, 2009	*

*  The dividend declared on February 28, 2009 is scheduled to be paid on March 31, 2009.

Series C Preferred Stock

To ensure that Farmer Mac has adequate capital to support new business in fulfilling its mission, in fourth quarter 2008 Farmer Mac initiated the requirement that sellers who place pools of loans in excess of $20.0 million into a Farmer Mac program purchase an equity interest in Farmer Mac in the form of shares of Farmer Mac’s Series C Non-Voting Cumulative Preferred Stock (“Series C Preferred Stock”).  The amount of the required investment is currently an amount equal to 1.25 percent greater than the Corporation’s required statutory minimum capital for the pool of loans being accepted by Farmer Mac.

Series C Preferred Stock has a par value of $1,000 per share, an initial liquidation preference of $1,000 per share and shall consist of up to 75,000 shares. Series C Preferred Stock ranks senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and any other common stock of Farmer Mac issued in the future.  Series C Preferred Stock ranks junior to Farmer Mac’s outstanding Series B Preferred Stock.

Dividends on Series C Preferred Stock compound quarterly at an annual rate of 5.0 percent of the then-applicable Liquidation Preference per share.  The annual rate will increase to (1) 7.0 percent on the January 1st following the fifth anniversary of the applicable issue date and (2) 9.0 percent on the January 1st following the tenth anniversary of the applicable issue date.  Dividends on Series C Preferred Stock will accrue and cumulate from the applicable issue date whether or not declared by the board of directors and will be payable quarterly in arrears out of legally available funds when and as declared by the board of directors on each dividend payment date—March 31, June 30, September 30 and December 31 of each year, beginning March 31, 2009.  Farmer Mac may pay dividends on Series C Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to Series C Preferred Stock.

Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series C Preferred Stock at a price equal to the then-applicable Liquidation Preference beginning on the first anniversary of the applicable issue date and on each subsequent dividend payment date.  Farmer Mac’s redemption right with respect to Series C Preferred Stock is subject to receipt of the prior written approval of FCA, if required, and the consent of at least two-thirds of the then-outstanding shares of Series B-1, if any.  The following table presents the dividends declared on Series C preferred stock subsequent to 2008.

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 28, 2009	$12.50	January 1, 2009	March 31, 2009	*

*  The dividend declared on February 28, 2009 is scheduled to be paid on March 31, 2009.

On December 24, 2008, Farmer Mac sold 9,200 shares of its newly issued Series C Preferred Stock to National Rural.  Farmer Mac sold those shares without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $9.2 million, or $1,000 per share.  Subsequent to year-end, Farmer Mac sold an additional 10,800 shares of Series C Preferred Stock to National Rural, resulting in 20,000 shares of Series C Preferred Stock outstanding as of March 2, 2009.

Common Stock Repurchases

During 2008, 2007, and 2006 Farmer Mac repurchased 31,691, 1,086,541, and 796,450 shares, respectively, of its Class C non-voting common stock at an average price of $26.13, $26.61, and $26.82 per share, respectively, pursuant to the Corporation’s stock repurchase programs.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $0.8 million, $29.0 million, and $22.0 million, respectively.  The aggregate number of shares purchased by Farmer Mac under the stock repurchase programs reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.

All of the shares repurchased under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

FARMER MAC’S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac may issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion.  The proceeds of such obligations may be used solely for the purpose of fulfilling Farmer Mac’s guarantee obligations under the Farmer Mac I, Farmer Mac II, and Rural Utilities programs.  The Act provides that the U.S. Treasury is required to purchase such obligations of Farmer Mac if Farmer Mac certifies that:

•
a portion of the guarantee fees assessed by Farmer Mac has been set aside in a segregated account as a reserve against losses arising out of Farmer Mac’s guarantee activities in an amount determined by Farmer Mac’s board of directors to be necessary and such reserve has been exhausted; and

•	the proceeds of such obligations are needed to fulfill Farmer Mac’s guarantee obligations.

Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac, and would be required to be repurchased from the U.S. Treasury by Farmer Mac within a “reasonable time.”  As of December 31, 2008, Farmer Mac had not utilized this borrowing authority and does not expect does to utilize this borrowing authority in the future.

The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock or the profitability of Farmer Mac.

GOVERNMENT REGULATION OF FARMER MAC

General

In 1987, Congress created Farmer Mac in the aftermath of the collapse of the agricultural credit delivery system.  Farmer Mac’s primary committees of jurisdiction in the U.S. House of Representatives and the U.S. Senate—the Agriculture Committees—added requirements for Farmer Mac that had not been included in any of the other statutes establishing other GSEs.

Unlike the other existing GSEs at the time, Farmer Mac’s initial 1987 legislation required the Corporation to be regulated by an independent regulator, the Farm Credit Administration, which has the authority to regulate Farmer Mac’s safety and soundness.  The statute creating Farmer Mac expressly requires that qualified loans meet minimum credit and appraisal standards that represent sound loans to profitable farm businesses.  The enabling legislation also required Farmer Mac to comply with the periodic reporting requirements of the SEC, including quarterly reports on the financial status of the Corporation and interim reports when there are significant developments.  Farmer Mac’s statutory charter also requires offerings of Farmer Mac Guaranteed Securities to be registered under the Securities Act unless an exemption for an offering is available.

In May 2008, Congress enacted the Food, Conservation and Energy Act of 2008 (the “Farm Bill”), which expanded Farmer Mac’s charter to authorize the Corporation to purchase, and guarantee securities backed by, loans made by cooperative lenders to cooperative borrowers to finance electrification and telecommunications systems in rural areas.  Farmer Mac’s authorities and regulatory structure were not revised by subsequent legislation adopted in 2008 to regulate other GSEs.

Regulation

Office of Secondary Market Oversight (OSMO)

As an institution of the FCS, Farmer Mac is subject to the regulatory authority of FCA.  FCA, acting through OSMO, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities.  The Director of OSMO, who is selected by and reports to the FCA board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by the Act.  The Act requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination.  Farmer Mac is required to file quarterly reports of condition with FCA.

Capital Standards

General.  The Act, as amended by the Farm Credit System Reform Act of 1996 (the “1996 Act”), established three capital standards for Farmer Mac:

•
Statutory minimum capital requirement – Farmer Mac’s minimum capital level is an amount of core capital (stockholders’ equity less accumulated other comprehensive (loss)/income plus mezzanine equity) equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of Farmer Mac’s aggregate off-balance sheet obligations, specifically including:

o	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
o	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
o	other off-balance sheet obligations of Farmer Mac.
•	Statutory critical capital requirement – Farmer Mac’s critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
•	Risk-based capital – The Act directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.

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

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk.  FCA promulgated a revised risk-based capital stress test that became effective July 25, 2008.

As of December 31, 2008, Farmer Mac’s minimum and critical capital requirements were $193.5 million and $96.7 million, respectively, and its actual core capital level was $207.0 million, $13.5 million above the minimum capital requirement and $110.2 million above the critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2008 was $57.3 million and Farmer Mac’s regulatory capital of $223.4 million exceeded that amount by approximately $166.1 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” for a presentation of Farmer Mac’s current regulatory capital position.

Enforcement Levels.  The Act directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards.  As of December 31, 2008, Farmer Mac was classified as within level I—the highest compliance level.

Failure to comply with the applicable required capital level in the Act would result in Farmer Mac being classified as within level II (below the applicable risk-based capital level, but above the minimum capital level), level III (below the minimum capital level, but above the critical capital level) or level IV (below the critical capital level).  In the event that Farmer Mac were classified as within level II, III or IV, the Act requires the Director of OSMO to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified.  The mandatory measures applicable to levels II and III include:

•	requiring Farmer Mac to submit and comply with a capital restoration plan;
•
prohibiting the payment of dividends if such payment would result in Farmer Mac being reclassified as within a lower level and requiring the pre-approval of any dividend payment even if such payment would not result in reclassification as within level IV; and

•
reclassifying Farmer Mac as within one level lower if it does not submit a capital restoration plan that is approved by the Director, or the Director determines that Farmer Mac has failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director.

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

Farmer Mac’s ability to operate its business, meet its obligations, grow its assets and fulfill its statutory purpose depends on the Corporation’s ability to issue substantial amounts of debt frequently and at favorable rates.  The issuance of short-term and long-term debt securities in the U.S. financial markets is the primary source of funding for Farmer Mac’s purchases of program and non-program assets and for repaying or refinancing existing debt.  Moreover, one of the primary sources of the Corporation’s revenue is the net interest income earned from the difference, or “spread,” between the return received on assets held and the related borrowing costs.  Farmer Mac’s ability to obtain funds through the issuance of debt, and the cost at which these funds may be obtained, depends on many factors, including:

•	Farmer Mac’s corporate and regulatory structure, including its status as a GSE and perceptions about the viability of stockholder-owned GSEs in general;
•	compliance with regulatory capital requirements and any measures imposed by Farmer Mac’s regulator if the Corporation were to fail to remain in compliance with those requirements;
•	Farmer Mac’s financial results and changes in its financial condition;
•	the public’s perception of the risks to and financial prospects of Farmer Mac’s business;
•	prevailing conditions in the capital markets;
•	competition from other issuers of GSE debt; and
•
legislative or regulatory actions relating to Farmer Mac’s business, including any actions that would affect the Corporation’s GSE status or add additional requirements that would restrict or reduce its ability to issue debt.

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

Farmer Mac’s ability to meet its regulatory capital requirements has been, and may continue to be, adversely affected by various factors, including market volatility and investor interest in Farmer Mac securities.  Factors that could adversely affect the adequacy of Farmer Mac’s capital levels in the future include:

•	the potential for additional other-than-temporary impairment charges;
•	adverse changes in interest rates or credit spreads;
•	potential losses on any asset sales determined to be necessary to reduce the Corporation’s need for capital;
•	the potential need to increase the level of the allowance for losses on program assets in the future;
•	legislative or regulatory actions that increase Farmer Mac’s applicable capital requirements; and
•	changes in generally accepted accounting practices.

Any actions taken to maintain compliance with capital requirements or to increase capital levels could adversely affect stockholders.

Farmer Mac may take a variety of actions to increase its capital levels or to reduce its capital requirements to meet applicable regulatory capital requirements, including:

•	issuing additional common or preferred stock;
•	reducing, eliminating or delaying dividends on common and preferred stock;
•	constraining growth in the portfolio of program assets by forgoing new business opportunities; and
•	reducing the size of its program and non-program portfolios through asset sales.

Farmer Mac’s ability to execute any of these actions or their effectiveness may be limited, especially in today’s volatile and illiquid markets, and could adversely affect the Corporation’s business, operating results, financial condition and earnings.  For example, Farmer Mac’s ability to issue additional preferred or common stock would depend, in part, on market conditions, and Farmer Mac may not be able to raise additional capital in the amounts and at the time needed, on favorable terms or at all.  Furthermore, issuances of new common or preferred stock are likely to be dilutive to existing stockholders and may carry other terms and conditions that could adversely affect the value of the common or preferred stock held by existing stockholders.  Farmer Mac may also incur significant costs and expenses related to any issuances of new common or preferred stock.

Farmer Mac’s business, operating results, financial condition and capital levels may be materially and adversely affected by external factors that may be beyond its control.

Farmer Mac’s business, operating results, financial condition and capital levels may be materially and adversely affected by external factors that may be beyond its control, including, but not limited to:

•
continuing disruptions in the capital markets, which could adversely affect the value and performance of Farmer Mac’s program and non-program assets, the Corporation’s liquidity position and Farmer Mac’s ability to fund assets at favorable levels by issuing debt securities and to raise capital by selling equity securities;

•
legislative or regulatory developments or interpretations of Farmer Mac’s statutory charter that could adversely affect Farmer Mac, its ability to offer new products, the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of regulation and related corporate activities;

•	Farmer Mac’s access to the debt markets at favorable rates and terms;
•	competitive pressures in the purchase of agricultural real estate mortgage loans and the sale of Farmer Mac Guaranteed Securities and debt securities;
•
substantial changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products, the general economy, and other factors that may affect delinquency levels and credit losses on agricultural real estate mortgage loans;

•
protracted adverse weather, animal and plant disease outbreaks, costs of agricultural production inputs for farmers and ranchers, availability and cost of agricultural workers, market or other conditions affecting particular geographic regions or particular agricultural commodities or products related to agricultural real estate mortgage loans backing Farmer Mac I Guaranteed Securities or under LTSPCs;

•	the effects of any changes in federal assistance for agriculture on the agricultural economy or the value of agricultural real estate;
•	energy policy changes that adversely affect the loan repayment capacity of ethanol plants; and
•	public policy changes that adversely affect rural electric cooperatives, including carbon capture or limitation on coal-fired power generation.

Farmer Mac’s business development, profitability and capital depend on the continued growth of the secondary market for agricultural real estate mortgage loans and the establishment of a secondary market for rural utilities loans, the future for both of which remains uncertain.

Continued growth in Farmer Mac’s business and future profitability may be constrained by conditions that limit the need or ability for lenders to obtain the benefits of Farmer Mac’s programs, including, but not limited to:

•	reduced growth rates in the agricultural mortgage market due to the continued slowdown of the overall economy;

•	the availability of other sources of capital for customers of Farmer Mac, including through federal programs;
•	the acceptance by Federal Home Loan Banks of agricultural real estate mortgage loans as collateral;
•	the historical preference of many agricultural lending institutions to retain loans in their portfolios rather than to sell them into the secondary market;
•	the small number of business partners that currently provide a significant proportion of Farmer Mac’s business volume, resulting in vulnerability as the status of these business partners may evolve;
•	expanded funding available from the federal government for rural utilities lenders; and
•	legislative and regulatory developments that affect the agricultural and rural utilities sectors.

Farmer Mac is a government-sponsored enterprise whose continued growth may be adversely affected by legislative and regulatory developments.

Farmer Mac is a government-sponsored enterprise that is governed by a statutory charter controlled by the U.S. Congress and regulated by governmental agencies.  While Farmer Mac is not aware of any pending legislative proposals which would adversely affect the Corporation at this time, Farmer Mac is subject to risks and uncertainties related to legislative, regulatory or political developments.  Such developments could affect the ability of lenders to participate in Farmer Mac’s programs or the terms on which they may participate.  Further, from time to time, legislative or regulatory initiatives are commenced that, if successful, could result in the enactment of legislation or the promulgation of regulations that could affect negatively the growth or operation of the secondary market for agricultural mortgages and rural utilities loans.  Any of these political or regulatory developments could have a material and adverse effect on Farmer Mac’s business, operating results, financial condition and capital levels.  See “Government Regulation of Farmer Mac” in Item 1 of this Annual Report on Form 10-K for additional discussion on the rules and regulations governing Farmer Mac’s activities.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities and its ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac assumes the ultimate credit risk of borrower defaults on the loans it holds as well as the loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  In the Farmer Mac I program, repayment of eligible loans typically depends on the success of the related farming operation, which, in turn, depends on many variables and factors over which farmers may have little or no control, such as weather conditions, animal and plant disease outbreaks, economic conditions (both domestic and international) and political conditions.

In the Rural Utilities program, eligible utilities operations include the distribution of electricity, the generation and transmission of electricity, and telecommunications.  Each type of utility operation has different inherent risks associated with it, but all share a common risk posed by potential changes in public and regulatory policies.  Business cash flows can be disrupted as a result of storms, though distribution cooperatives have in place cost-sharing arrangements with providers in other regions that mitigate this exposure.  Historically, natural disasters have resulted in disaster area declarations and financial aid to utilities providers through the Federal Emergency Management Agency and other conduits.  The electrical distribution and generation sectors can be adversely affected by changes in fuel costs and prices received from consumers, as well as by contractual power obligations that do not match up with supply or demand.  The depth and pace of technological change in the telecommunications industry can also provide significant challenges, as the industry requires heavy capital investment and correct judgments about the sustainability of new technologies in an area with many competitors.

Widespread repayment shortfalls on loans in the Farmer Mac I program or Rural Utilities program could require Farmer Mac to pay under its guarantees and LTSPCs and could have a material adverse effect on the Corporation’s financial condition, results of operations and liquidity.

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

Farmer Mac is exposed to credit risk and interest rate risk that could materially and adversely affect its business, operating results, financial condition, capital levels and future earnings.

The primary types of risk in the conduct of Farmer Mac’s business are:

•	credit risk associated with the agricultural mortgages and rural utilities loans that Farmer Mac purchases or commits to purchase or that back Farmer Mac Guaranteed Securities;
•	interest rate risk on interest-earning assets and related interest-bearing liabilities due to possible timing differences in the associated cash flows;
•	credit risk associated with Farmer Mac’s business relationships with other institutions, such as counterparties to interest rate swap contracts and other hedging arrangements; and
•	risks as to the creditworthiness of the issuers of AgVantage securities and the Corporation’s non-program investments.

Farmer Mac has been, and may continue to be, adversely affected by weak economic conditions and market turmoil.

The recent significant disruptions in world financial markets have adversely affected Farmer Mac by requiring material writedowns of assets and may continue to have an adverse effect on the value and performance of Farmer Mac’s assets, as well as its liquidity position, ability to issue debt securities, or access to capital.  The possible duration and severity of the adverse economic cycle is unknown, as the efficacy of recent efforts and programs to stabilize the economy and the banking system are uncertain.  There can be no assurance that market conditions will improve in the near future or that results will not continue to be adversely affected.

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

Changes in interest rates may cause volatility in financial results and capital levels.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and applies fair value accounting to its financial derivatives transactions pursuant to SFAS 133; it does not apply hedge accounting to those derivatives.  Although Farmer Mac’s financial derivatives provide highly effective economic hedges of interest rate risk, SFAS 133 requires the losses on financial derivatives to be reflected in net income, while a majority of the offsetting economic gains on the hedged items are not.  In addition to volatile earnings under accounting principles generally accepted in the United States (“GAAP”), another consequence of the changes in the fair values of financial derivatives being accounted for in earnings is the resulting effect on Farmer Mac’s regulatory core capital required to meet the Corporation’s statutory minimum capital requirement.

If Farmer Mac’s management of risk associated with its program and non-program assets is not effective, its business, operating results, financial condition and capital levels could be materially adversely affected.

The unprecedented events in the financial markets relating to, for example, volatility, liquidity and credit, since at least the second half of 2007 have challenged financial institutions, including Farmer Mac, to adapt and further develop profitability and risk management models adequate to address a wider range of possible market developments.  Farmer Mac’s techniques and strategies may not be effective in mitigating its risk exposure in all economic market environments or against all types of risk, including risks that Farmer Mac fails to identify or anticipate.  Some of Farmer Mac’s qualitative tools and metrics for managing risk are based upon its use of observed historical market behavior.  Farmer Mac applies statistical and other tools to these observations to quantify its risks.  These tools and metrics may fail to predict future risk.  Such failures could, for example, arise from factors Farmer Mac did not anticipate or correctly evaluate in its models.  In addition, Farmer Mac’s quantified modeling does not take into account all risks.  Its more qualitative approach to managing those risks could prove insufficient, exposing it to material unanticipated losses.  The inability of Farmer Mac to effectively identify and manage the risks inherent in its business could have a material adverse effect on its business, operating results, financial condition and capital levels.

Any of these risks could materially and adversely affect Farmer Mac’s business, operating results, financial condition, capital levels and future earnings.  For additional discussion about the Corporation’s risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management” in Item 7 of this Annual Report on Form 10-K.

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

Item 3.       Legal Proceedings

On December 5, 2008, a lawsuit was filed in the United States District Court for the District of Columbia against Farmer Mac and certain of its present and former officers and directors on behalf of purchasers of the securities of the Corporation between March 15, 2007 and September 12, 2008.  The lawsuit alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by all defendants and violations of Section 20(a) of the Exchange Act by the individual defendants in relation to alleged statements and omissions concerning the financial condition of the Corporation alleged to be materially false or misleading.  The complaint seeks class certification, compensatory damages, and other remedies.  On February 23, 2009, the Court appointed lead plaintiffs for the litigation, and the lead plaintiffs are expected to file an amended complaint, which the defendants expect to move to dismiss.  Farmer Mac intends to defend against plaintiffs’ claims vigorously.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Farmer Mac’s security holders during fourth quarter 2008.

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

Farmer Mac’s Class A voting common stock and Class C non-voting common stock trade on the New York Stock Exchange under the symbols AGM.A and AGM, respectively.  The Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is unaware of any publicly available quotations or prices for that class of common stock.

The information below represents the high and low closing sales prices for the Class A and Class C common stocks for the periods indicated as reported by the New York Stock Exchange.

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)

2009
First quarter (through March 2, 2009)	$3.50	$2.45	$4.47	$2.93

2008
Fourth quarter	$9.14	$1.25	$10.99	$2.38
Third quarter	22.06	2.25	32.25	2.28
Second quarter	22.05	14.75	33.85	24.52
First quarter	20.15	15.50	29.92	21.63

2007
Fourth quarter	$25.38	$15.79	$34.78	$24.44
Third quarter	25.15	17.54	35.81	25.02
Second quarter	25.70	19.55	35.73	27.00
First quarter	20.00	17.95	28.25	24.49

As of March 2, 2009, Farmer Mac estimates that there were 1,204 registered owners of the Class A voting common stock, 87 registered owners of the Class B voting common stock and 1,121 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of the Corporation’s common stock are the same, and dividends may be paid on common stock only when, as and if declared by Farmer Mac’s board of directors in its sole discretion.  From fourth quarter 2004 through fourth quarter 2008, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock.  On March 11, 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on April 3, 2009.  The board reduced the dividend to preserve capital based on its assessment of the uncertain outlook for capital market conditions and to ensure that Farmer Mac has adequate capital to meet its statutory capital requirements and support new business.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could also be restricted if it were to fail to comply with regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels.”

Information about securities authorized for issuance under Farmer Mac’s equity compensation plans appears under “Equity Compensation Plans” in the Corporation’s definitive proxy statement to be filed on or about April 22, 2009.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States and its common stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act.  Two types of transactions related to Farmer Mac common stock occurred during fourth quarter 2008 that were not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K.  On October 2, 2008, Farmer Mac granted stock appreciation rights under its 2008 Omnibus Incentive Plan with respect to an aggregate of 90,000 shares of Class C non-voting common stock, at an exercise price of $7.35 per share, to nine non-officer employees as incentive compensation. On October 22, 2008, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 2,923 shares of its Class C non-voting common stock to the five directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $4.10 per share, which was the closing price of the Class C non-voting common stock on September 30, 2008 as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac’s Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the “NYSE Comp”) and the Standard & Poor’s 500 Diversified Financials Index (the “S&P Div Fin”) over the period from December 31, 2003 to December 31, 2008.  The graph assumes that $100 was invested on December 31, 2003 in each of:  Farmer Mac’s Class A voting common stock; Farmer Mac’s Class C non-voting common Stock; the NYSE Comp; and the S&P Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from SNL Financial.

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such performance graph shall not be incorporated by reference into any of Farmer Mac’s filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing (except to the extent Farmer Mac specifically incorporates this section by reference into such filing).

(b)	Not applicable.

(c)    Farmer Mac did not repurchase any shares of its common stock during fourth quarter 2008.  See “Business—Farmer Mac Programs—Financing—Equity Issuance—Common Stock Repurchases” for information regarding Farmer Mac’s repurchases of its Class C non-voting common stock during 2008, 2007 and 2006.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from Farmer Mac’s consolidated balance sheet data as of  December 31, 2008 and the five-year period then ended,  as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2008	2007	2006	2005	2004
	(dollars in thousands)
Cash and cash equivalents	$278,412	$101,445	$877,714	$458,852	$430,504
Investment securities	1,235,859	2,624,366	1,830,904	1,621,941	1,056,143
Farmer Mac Guaranteed Securities	2,451,244	1,298,823	1,330,418	1,330,976	1,376,847
Loans, net	774,596	766,219	775,421	799,516	882,874
Total assets	5,107,307	4,977,613	4,953,673	4,341,445	3,847,410
Notes payable:
Due within one year	3,757,099	3,829,698	3,298,097	2,587,704	2,620,172
Due after one year	887,999	744,649	1,296,691	1,406,527	864,412
Total liabilities	4,947,743	4,754,020	4,705,184	4,095,416	3,612,176
Mezzanine equity	144,216	-	-	-	-
Stockholders' equity	15,348	223,593	248,489	246,029	235,234

Selected Financial Ratios:
Return on average assets	-3.06%	0.09%	0.64%	1.15%	0.96%
Return on average common equity	-158.24%	2.20%	14.03%	22.87%	20.76%
Average equity to assets	2.37%	4.75%	5.32%	5.88%	5.47%

	For the Year Ended December 31,
Summary of Operations:	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Interest Income:
Net interest income after recovery/ (provision) for loan losses	$74,184	$44,668	$40,686	$50,689	$65,763

Non-interest (loss)/income:
Guarantee and commitment fees	28,381	25,232	21,815	19,554	20,977
(Losses)/gains on financial derivatives and trading assets	(141,042)	(40,274)	1,617	11,537	(14,687)
Impairment losses on available-for-sale investment securities	(106,240)	-	-	-	-
Gains on asset sales and debt repurchases	2,689	288	1,150	116	567
Gains on the sale of real estate owned	-	130	809	34	523
Representation and warranty claims income	-	-	718	79	2,816
Other income	1,413	1,411	1,001	1,872	1,295
Non-interest (loss)/income	(214,799)	(13,213)	27,110	33,192	11,491
Non-interest expense	32,612	24,877	23,094	11,518	16,263
(Loss)/income before income taxes	(173,227)	6,578	44,702	72,363	60,991
Income tax (benefit)/expense	(22,864)	(83)	12,689	23,091	19,751
Net (loss)/income	(150,363)	6,661	32,013	49,272	41,240
Preferred stock dividends	(3,717)	(2,240)	(2,240)	(2,240)	(2,240)
Net (loss)/income available to common stockholders	$(154,080)	$4,421	$29,773	$47,032	$39,000

Allowance for Losses Activity:
Provision/(recovery) for losses	$17,840	$(142)	$(3,408)	$(8,777)	$(412)
Net charge-offs/(recoveries)	5,292	526	690	(329)	4,540
Ending balance	16,435	3,887	4,555	8,653	17,101

Earnings Per Common Share and Dividends:
Basic (loss)/earnings per common share	$(15.40)	$0.43	$2.74	$4.14	$3.24
Diluted (loss)/earnings per common share	(15.40)	0.42	2.68	4.09	3.20
Common stock dividends per common share	0.40	0.40	0.40	0.40	0.10

Regulatory Capital:
Statutory minimum capital requirement	$193,476	$186,032	$174,539	$142,439	$128,931
Core capital	206,976	226,386	243,533	244,792	237,734
Minimum capital surplus	13,500	40,354	68,994	102,353	108,803

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information as of and for each of the years ended December 31, 2008, 2007 and 2006 is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac’s consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2008, 2007 and 2006.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to Farmer Mac’s future financial results, business prospects and business developments.  Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” “should” and similar phrases.  The following discussion and analysis includes forward-looking statements addressing Farmer Mac’s:

•	prospects for earnings;
•	prospects for growth in loan purchase, guarantee, securitization and LTSPC volume;
•	trends in net interest income;
•	trends in portfolio credit quality, delinquencies and provisions for losses;
•	trends in expenses;
•	trends in non-program investments;
•	prospects for asset impairments and allowance for losses;
•	changes in capital position; and
•	other business and financial matters.

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

•	the general rate of growth in agricultural mortgage and rural utilities indebtedness;
•	borrower preferences for fixed rate agricultural mortgage indebtedness;
•	legislative or regulatory developments that could affect Farmer Mac;
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

Critical Accounting Policies and Estimates

The preparation of Farmer Mac’s consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the portrayal of Farmer Mac’s financial condition and results of operations and require complex, subjective judgments are the accounting policies for:  (1) the allowance for losses, (2) fair value measurement, and (3) other-than-temporary impairment.

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated losses on loans held, real estate owned and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities, and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

•	an “Allowance for loan losses” on loans held;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned”; and
•
an allowance for losses on loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities, which is included in the balance sheet under “Reserve for losses.”

Farmer Mac’s provision for losses is presented in two components on the consolidated statement of operations:

•	a “Provision for loan losses,” which represents losses on Farmer Mac’s loans held; and
•	a “Provision for losses,” which represents losses on loans underlying Farmer Mac I Guaranteed Securities, LTSPCs, Farmer Mac Guaranteed Securities – Rural Utilities and real estate owned.

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

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors, including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio;
•	historical charge-off and recovery activities of the portfolio; and
•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Farmer Mac separately evaluates the cooperative lender obligations and loans underlying its Farmer Mac Guaranteed Securities – Rural Utilities to determine if there are probable losses inherent in the securities or the underlying rural utilities loans.

Farmer Mac also analyzes impaired assets in accordance with SFAS 114.  Farmer Mac’s impaired assets include:

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

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, in accordance with SFAS 5 and SFAS 114.

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses charged to non-interest expense and reduced by charge-offs for actual losses, net of recoveries.  Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.  The establishment of and periodic adjustments to the valuation allowance for real estate owned are charged against income as a portion of the provision for losses charged to non-interest expense.  Gains and losses on the sale of real estate owned are recorded in income based on the difference between the recorded investment at the time of sale and liquidation proceeds and are reported as “Gains on the sale of real estate owned” in the consolidated statements of operations.

No allowance for losses has been provided for AgVantage securities or Farmer Mac II Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of December 31, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2008, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

Further information regarding the allowance for losses is included in “—Risk Management—Credit Risk - Loans.”

Fair Value Measurement

A significant portion of Farmer Mac’s assets consists of financial instruments that are measured at fair value in the consolidated balance sheets.  For financial instruments that are complex in nature or for which observable inputs are not available, the measurement of fair value requires significant management judgments and assumptions.  These judgments and assumptions, as well as changes in market conditions, may have a material impact on the consolidated balance sheets and statements of operations.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date (also referred to as an exit price).  The amount of judgment involved in measuring the fair value of a financial instrument is affected by a number of factors, such as the type of investment, the liquidity of the markets for the instrument and the contractual characteristics of the instrument.  Farmer Mac uses one of the following three practices for estimating fair value, the selection of which is based on the reliability and availability of relevant market data: (1) quoted market prices for identical instruments, (2) quoted prices, from multiple third parties, in markets that are not active or for which all significant inputs are observable, either directly or indirectly, or (3) analytical models that employ techniques such as discounted cash flow approach and that include market-based assumptions such as prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Price transparency tends to be limited in less liquid markets where quoted market prices or observable market data may not be available.  Farmer Mac refines and enhances its valuation methodologies to correlate more closely to observable market data.  When observable market prices or data are not readily available or do not exist, the estimation of fair value may require significant management judgment and assumptions.  The estimates are subject to change in future reporting periods if such conditions and information change.  For example, volatility in credit markets could result in wider credit spreads, which may change fair value measurements for certain financial instruments.

Farmer Mac’s assets and liabilities presented at fair value in the consolidated balance sheet on a recurring basis include:

•	investment securities;
•	Farmer Mac Guaranteed Securities classified as available-for-sale and trading; and
•	financial derivatives.

The changes in fair value from period to period are recorded either in the consolidated balance sheet to accumulated other comprehensive (loss)/income or in the consolidated statement of operations as gains/(losses) on financial derivatives or gains/(losses) on trading assets.

The fair value hierarchy established in SFAS 157 ranks the quality and reliability of the information used to determine fair values.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The standard describes the following three levels used to classify fair value measurements:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require unobservable inputs that are significant to the fair value measurement.

As of December 31, 2008, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $2.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 55 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2008.  Assets underlying these financial instruments measured as Level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets
Farmer Mac I Guaranteed Securities	Agricultural real estate mortgage loans eligible under the standards for the Farmer Mac I program.
Farmer Mac II Guaranteed Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.
Farmer Mac Guaranteed Securities – Rural Utilities	General obligations of National Rural and/or loans made to rural electric distribution cooperatives by National Rural.
Auction-rate certificates (“ARCs”)	Guaranteed student loans that are backed by the full faith and credit of the United States.
GSE preferred stock	Preferred stock investments in CoBank, ACB and AgFirst Farm Credit Bank, both of which are institutions of the Farm Credit System, a government-sponsored enterprise.

Further information regarding fair value measurement is included in Note 13 to the consolidated financial statements.

Other-than-Temporary Impairment

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

Generally, changes in the fair value of available-for-sale securities resulting from changes in interest rates are determined to be temporary if management has the positive intent and ability to hold the security until the earlier of the recovery of the unrealized loss amount or maturity.  If the decision is made to sell a security or that a security may be sold in the future prior to recovery, the security is determined to be other-than-temporarily impaired in the period of the decision.  With respect to an available-for-sale security in an unrealized loss position due to factors other than changes in interest rates, such as deterioration in the credit of the issuer or the general widening of credit spreads, management evaluates the probability that all contractual cash flows will be collected.  Generally, if management believes that it is probable that all contractual cash flows will be collected and management has the positive intent and ability to hold the security until recovery or maturity, the unrealized loss is determined to be temporary.

Results of Operations

Overview.  The ongoing world-wide credit market disruptions and economic slowdown have caused unprecedented financial market volatility, which adversely affected Farmer Mac’s 2008 financial results and capital position.  Farmer Mac’s net loss to common stockholders for 2008 was $154.1 million or $15.40 per diluted common share, compared to net income of $4.4 million or $0.42 per diluted common share for 2007 and $29.8 million or $2.68 per diluted common share for 2006.

The most significant events related to Farmer Mac’s disappointing results for 2008 were Fannie Mae entering into conservatorship on September 7, 2008 and Lehman Brothers Holdings Inc. (“Lehman Brothers”) declaring bankruptcy on September 15, 2008.  At the time of these events, Farmer Mac held in its investment portfolio $50.0 million of Fannie Mae floating rate preferred stock and $60.0 million of Lehman Brothers senior debt securities.  As a result of these events, Farmer Mac recognized a total of $106.2 million other-than-temporary impairment charges on these holdings during 2008.  These two investments were acquired in 2005 and 2007, respectively, as part of the Corporation’s non-program investment portfolio, which is designed to provide liquidity in the event of a market disruption, facilitate Farmer Mac’s regular debt issuance program, and provide net interest income to support Farmer Mac’s Congressional mission.  Following the recognition of these significant losses, Farmer Mac conducted an extensive review of its investment policies and operations with a view to strengthening policies, procedures and oversight of its investment portfolio and related funding strategies.  This review was concluded during first quarter 2009 and its findings are currently being implemented, with the goals of minimizing the Corporation’s exposure to financial market volatility, preserving capital and supporting the Corporation’s access to the debt markets.

In 2008, Farmer Mac recorded losses of $130.4 million on financial derivatives used to manage interest rate risk, compared with losses of $39.9 million in 2007 and gains of $1.6 million in 2006.  Although Farmer Mac’s financial derivatives provide highly effective economic hedges of interest rate risk, the accounting treatment elected under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) required the losses on financial derivatives to be reflected in net income, while a substantial portion of the offsetting economic gains on the hedged items was not.  To date, the resulting cumulative effect of the application of SFAS 133 on Farmer Mac’s regulatory core capital has been a reduction of approximately $100.2 million.  Beginning in October 2008, Farmer Mac discontinued entering into pay-fixed interest rate swaps.  Over time, this cessation will lead to a reduction of the volatility in earnings, and as Farmer Mac’s existing pay-fixed interest rate swaps approach maturity, the negative impact on Farmer Mac’s core capital of the fair value of those swaps will decline substantially.  Accordingly, such reductions will be restored to earnings and capital over time, as the pay-fixed interest rate swaps and the items being economically hedged mature.  Farmer Mac may use pay-fixed interest rate swaps as necessary in the future to manage specific interest rate risks for specific transactions.  Other derivatives such as receive-fixed interest rate swaps may still affect earnings and capital, although to a much lesser extent.

Farmer Mac’s overall delinquencies and non-performing assets increased significantly during fourth quarter 2008 due primarily to adverse developments in Farmer Mac’s ethanol portfolio.   As of December 31, 2008, Farmer Mac’s ethanol portfolio consisted of loan participations with a cumulative unpaid principal amount of $280.4 million with exposure to 29 different plants in 11 states.  As of that date, Farmer Mac also had $41.5 million of undisbursed commitments with respect to ethanol loans.  That exposure level is at Farmer Mac’s maximum tolerance level for ethanol, and Farmer Mac is not seeking to add additional ethanol loans to its portfolio.  Other than the ethanol loans in Farmer Mac’s portfolio, the loans underlying the Corporation’s guarantees and commitments continued to perform well during 2008, with delinquencies on non-ethanol loans remaining near historically low levels consistent with the strength of the U.S. agricultural economy through the end of the year.  In total, Farmer Mac recorded provisions for losses of $17.8 million and charge-offs of $5.3 million during 2008, both primarily related to ethanol loans.  Given the potential decline in the profitability of certain agricultural industries, Farmer Mac expects that delinquencies are likely to increase in 2009 and beyond, although any such delinquencies are expected to remain within manageable levels.  See “—Results of Operations—Outlook for 2009” and “—Risk Management—Credit Risk – Loans” for more detail about the outlook for certain agricultural industries.

Beyond the effects of the items discussed above, there were positive developments in Farmer Mac’s business during 2008.  The Farm Bill expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders to cooperative borrowers.  This expanded authority resulted in new program volume in 2008, as Farmer Mac placed its guarantee on $1.3 billion of investment securities previously held as mission-related investments ($500.0 million of which matured and was repaid during third quarter 2008) and the Corporation guaranteed and purchased $230.0 million of new Farmer Mac Guaranteed Securities – Rural Utilities during fourth quarter 2008.  During 2008, Farmer Mac added $3.1 billion of program volume, compared to $2.3 billion in 2007.  Farmer Mac’s outstanding program volume as of December 31, 2008 was $10.1 billion, compared to $8.5 billion as of December 31, 2007 and $7.2 billion as of December 31, 2006.

During 2008, Farmer Mac achieved growth in its guarantee and commitment fees associated with its core business.  Guarantee and commitment fees increased to $28.4 million for 2008, compared to $25.2 million and $21.8 million for 2007 and 2006, respectively.  Farmer Mac also maintained access to the capital markets at favorable rates throughout 2008, as the Corporation’s short-term borrowing costs were significantly more advantageous than historical levels.  Consequently, Farmer Mac’s net interest income on program assets and investments was significantly higher during 2008 than in previous years.  For 2008, net interest income including (expensive)/income related to financial derivatives was $61.7 million, compared to $44.5 million and $35.4 million for 2007 and 2006, respectively.  Given the volatility in the debt markets, the federal government’s effective guarantee of certain corporate debt and questions concerning the status of all GSEs, it is uncertain whether Farmer Mac’s advantageous short-term borrowing costs will continue and, if so, for how long.

To assist in the comparison of results to prior periods, the table below summarizes many of the significant items discussed above as they relate to Farmer Mac’s results of operations for the years ended December 31, 2008, 2007 and 2006 and reconciles those items as separate components of net (loss)/income available to common stockholders, distinct from the recurring items during the periods presented.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Recurring items:
Guarantee and commitment fees	$28,381	$25,232	$21,815
Net interest income including realized gains/(losses) and amortization on financial derivatives	59,441	43,235	33,741
Other income	1,413	1,411	1,001
Credit related (charges)/benefit	(17,956)	300	4,812
Operating costs	(29,187)	(24,832)	(23,983)
Related tax expense	(12,509)	(13,486)	(10,128)
Preferred stock dividends	(3,717)	(2,240)	(2,240)
Subtotal	25,866	29,620	25,018

Items resulting from fair value fluctuations:
Fair value changes in financial derivatives	(101,129)	(38,729)	6,156
Fair value changes in trading assets	(10,639)	(327)	10
Related tax benefit/(expense)	39,119	13,670	(2,158)
Subtotal	(72,649)	(25,386)	4,008

Unusual items:
Impairment losses on available-for-sale investment securities	(106,240)	-	-
Gains on asset sales and debt repurchases	2,689	288	1,150
Related tax expense	(3,746)	(101)	(403)
Subtotal	(107,297)	187	747

Net (loss)/income available to common stockholders	$(154,080)	$4,421	$29,773

A detailed presentation of Farmer Mac’s financial results for the years ended December 31, 2008, 2007 and 2006 follows.

Net Interest Income.  Net interest income was $88.7 million for 2008, $44.5 million for 2007 and $38.3 million for 2006.  The net interest yield was 162 basis points for the year ended December 31, 2008, compared to 85 basis points for each of the years ended December 31, 2007 and 2006.  The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2008, 2007 and 2006.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.

	For the Year Ended December 31,
	2008			2007			2006
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:

Cash and investments	$2,928,424	$113,722	3.88%	$3,195,475	$174,196	5.45%	$2,474,900	$128,199	5.18%
Loans and Farmer Mac Guaranteed Securities	2,540,802	141,973	5.59%	2,020,290	123,562	6.12%	2,055,657	121,723	5.92%
Total interest-earning assets	5,469,226	255,695	4.68%	5,215,765	297,758	5.71%	4,530,557	249,922	5.52%

Funding:
Notes payable due within one year	3,731,051	98,049	2.63%	3,493,047	176,786	5.06%	2,731,245	134,084	4.91%
Notes payable due after one year (1)	1,521,305	68,931	4.53%	1,521,738	76,519	5.03%	1,583,592	77,548	4.90%
Total interest-bearing liabilities	5,252,356	166,980	3.18%	5,014,785	253,305	5.05%	4,314,837	211,632	4.90%
Net non-interest-bearing funding	216,870	-	0.00%	200,980	-	0.00%	215,720	-	0.00%
Total funding	$5,469,226	166,980	3.05%	$5,215,765	253,305	4.86%	$4,530,557	211,632	4.67%

Net interest income/yield		$88,715	1.62%		$44,453	0.85%		$38,290	0.85%
(1) Includes current portion of long-term notes.

The average rate earned on cash and investments reflects lower short-term interest rates in 2008 compared to 2007 and 2006, and the short-term or floating rate nature of most investments acquired and outstanding during 2008.  The lower average rate on loans and Farmer Mac Guaranteed Securities reflects the reset of adjustable rate mortgages to lower rates and the acquisition of new lower-yielding loans compared to rates on loans that have matured.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt at higher market rates and the issuance of new debt at lower market rates during 2008.

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable-rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans and Farmer Mac Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of short-term or floating rate funding due to the decrease in short-term interest rates.

	2008 vs. 2007			2007 vs. 2006
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(46,859)	$(13,615)	$(60,474)	$7,014	$38,983	$45,997
Loans and Farmer Mac Guaranteed Securities	(11,364)	29,775	18,411	3,957	(2,118)	1,839
Total	(58,223)	16,160	(42,063)	10,971	36,865	47,836

Expense from interest-bearing liabilities	(97,821)	11,496	(86,325)	6,477	35,196	41,673
Change in net interest income	$39,598	$4,664	$44,262	$4,494	$1,669	$6,163

           The following table presents the net effective spread between Farmer Mac’s interest earning assets and its net funding costs.  This spread is measured by adding (expense)/income related to financial derivatives to net interest income and subtracting yield maintenance payments.

	For the Year Ended December 31,
	2008		2007		2006
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)

Net interest income/yield	$88,715	1.62%	$44,453	0.85%	$38,290	0.85%
(Expense)/income related to financial derivatives	(26,975)	-0.49%	76	0.00%	(2,903)	-0.07%
Yield maintenance payments	(3,556)	-0.07%	(3,896)	-0.07%	(3,889)	-0.09%
Net spread	$58,184	1.06%	$40,633	0.78%	$31,498	0.69%

Farmer Mac’s borrowing costs during 2008 were significantly more advantageous than historical levels.  Consequently, during 2008 the spread between Farmer Mac’s cost of funds and the interest income earned on its interest-earning assets was significantly higher than prior years.

Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  While the amount of yield maintenance payments has been relatively consistent over the past three years, the timing and amounts of these payments could vary greatly.  Future variations in yield maintenance payments would not necessarily indicate positive or negative trends upon which gauge future financial results.  For the years ended December 31, 2008, 2007 and 2006, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $2.3 million or $0.23 per diluted share, $2.5 million or $0.24 per diluted share and $2.5 million or $0.23 per diluted share, respectively.

Provision for Loan Losses.  During 2008, Farmer Mac provided for $14.5 million of loan losses compared to recoveries during 2007 and 2006 of $0.2 million and $2.4 million, respectively.  The $14.5 million of provisions for loan losses during 2008 were largely attributable to defaulted ethanol loans purchased from Agstar Financial Services, a related party, pursuant to the term, of an LTSPC Agreement. See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $28.4 million for 2008, compared to $25.2 million for 2007 and $21.8 million for 2006.  The amounts of these fees have risen with increases in the average balance of outstanding guarantees and LTSPCs.

Gains and Losses on Financial Derivatives.  SFAS 133 requires the change in the fair values of financial derivatives to be reflected in a company’s net income or accumulated other comprehensive (loss)/income.  As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting available under SFAS 133.

The net effect of gains and losses on financial derivatives recorded in Farmer Mac’s consolidated statements of operations was a net loss of $130.4 million for 2008, a net loss of $39.9 million for 2007 and a net gain of $1.6 million for 2006.  The components of gains and losses on financial derivatives for the years ended December 31, 2008, 2007 and 2006 are summarized in the following table:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Realized:
(Expense)/income related to financial derivatives	$(26,975)	$76	$(2,903)
Losses due to terminations or net settlements	(1,876)	(720)	(809)
Unrealized (losses)/gains due to fair value changes	(101,129)	(38,729)	6,156
Amortization of SFAS 133 transition adjustment	(423)	(574)	(837)
(Losses)/gains on financial derivatives	$(130,403)	$(39,947)	$1,607

The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap portfolio is shown as (expense)/income related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on mortgage-backed securities and the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized (losses)/gains due to fair value changes and are primarily the result of fluctuations in market interest rates.  The amortization of the SFAS 133 transition adjustment reflects the reclassification into earnings the unrealized losses on financial derivatives included in accumulated other comprehensive (loss)/income as a result of the adoption of SFAS 133.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

Gains and Losses on Trading Assets.  On January 1, 2008, with the adoption of SFAS 159, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During 2008, Farmer Mac elected to measure an additional $113.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  One of the FASB’s stated objectives of SFAS 159 was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Consistent with that objective, Farmer Mac selected all of these assets for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives.  Consequently, Farmer Mac expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  Due to the significant declines in the fair values of investment securities attributable to the widening of credit spreads experienced during 2008, such financial reporting offsets were not achieved.  For 2008, Farmer Mac recorded net losses on trading assets of $5.6 million for changes in fair values of the assets selected for the fair value option.  Losses on all trading assets totaled $10.6 million in 2008.  Farmer Mac incurred losses on trading assets of $0.3 million during 2007 and gains of $10,000 during 2006.  Effective January 1, 2009, Farmer Mac will no longer elect the fair value option for new purchases of Farmer Mac II Guaranteed Securities.

During fourth quarter 2008, Farmer Mac elected to measure put rights related to $119.9 million (par value) of its ARC holdings at fair value upon the election of the fair value option as permitted by SFAS 159.  See Note 4 and Note 15 to the consolidated financial statements for more information related to these put rights.

Gains on Sale of Available-for-Sale Investment Securities.  During 2008, 2007 and 2006, Farmer Mac recognized realized net gains of $0.3 million, $0.3 million and $1.2 million, respectively, from the sale of securities from its available-for-sale portfolio.

Gain on Sale of Farmer Mac Guaranteed Securities.  During 2008, Farmer Mac recognized a gain on sale of Farmer Mac Guaranteed Securities of $1.5 million.  That gain resulted from the purchase and subsequent sale of an AgVantage security that had previously been an off-balance sheet Farmer Mac Guaranteed Security.  There were no gains or losses on the sale of Farmer Mac Guaranteed Securities during 2007 or 2006.

Representation and Warranty Claims Income.  During 2006, Farmer Mac recovered approximately $0.7 million from sellers (one of which was Zions First National Bank, a related party, as described in Note 3 to the consolidated financial statements) for breaches of representations and warranties associated with prior sales of agricultural mortgage loans to Farmer Mac.  Farmer Mac had previously charged off these amounts as losses on the associated loans.  Because these payments are received from sellers rather than borrowers, such recoveries are reported as income and are not reflected as recoveries in the net losses charged against the allowance for losses.  Farmer Mac did not have any such recoveries for breaches of representations and warranties during 2008 or 2007.

Other Income.  Other income was $1.4 million, $1.4 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The increase in 2007 compared to 2006 was the result of a higher level of late fees received and increased income on recovered loan valuations on loans held-for-sale.

           Compensation and Employee Benefits. Compensation and employee benefits were $15.3 million, $14.2 million and $11.9 million for 2008, 2007 and 2006, respectively.  The increases from 2006 reflect a higher level of incentive compensation paid in 2007 compared to both 2006 and 2008.  The decrease in incentive compensation from 2007 to 2008 was offset by  accruals in 2008 for severance payments to the former Chief Executive Officer and Chief Financial Officer.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $11.9 million, $8.5 million and $9.8 million for 2008, 2007 and 2006, respectively.  The increase from 2007 to 2008 was largely attributable to advisory fees related to the issuance of Series B Preferred Stock and legal and other advisory fees related to the development of Farmer Mac programs and corporate governance matters.  The decrease from 2006 to 2007 was largely attributable to reduced legal fees in 2007, as Farmer Mac incurred above-average legal fees related to large AgVantage transactions and regulatory compliance matters in 2006.  Farmer Mac expects all of the above-mentioned expenses to continue at approximately the same levels for 2009.

Regulatory Fees.  Regulatory fees were $2.1 million, $2.2 million and $2.3 million for 2008, 2007 and 2006, respectively.  FCA has advised Farmer Mac that its estimated assessment for 2009 is $2.1 million.  The regulatory assessments from FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2008, 2007 and 2006 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred.  These revisions have resulted in both additional assessments and refunds in the past.

Provision for Losses.  The provision for losses was $3.3 million for 2008, compared to a provision of $0.1 million for 2007 and recoveries of $1.0 million during 2006.  Similar to the provision for loan losses discussed above, the increase in 2008 was largely attributable to Farmer Mac’s general exposure to the ethanol industry.   See “—Risk Management—Credit Risk – Loans.”

Income Tax (Benefit)/Expense.  Income tax (benefit)/expense totaled $(22.9) million in 2008, compared to $(0.1) million in 2007 and $12.7 million in 2006.  Farmer Mac’s effective tax rates for 2008, 2007 and 2006 were approximately (13.2) percent, (1.3) percent and 28.4 percent, respectively.  Farmer Mac’s negative tax rate for 2008 was largely attributable to significant pre-tax losses recognized on Farmer Mac’s derivative and investment portfolios, which were partially offset by the recognition of a deferred tax valuation allowance.  The negative tax rate for 2007 was a result of a portion of Farmer Mac’s dividend income on investment securities being non-taxable.  During 2007, the effect of that non-taxable dividend income on investment securities exceeded Farmer Mac’s tax expense at its statutory tax rate.

During 2008, Farmer Mac recorded a deferred tax asset valuation allowance against the deferred tax assets resulting from impairment losses and losses on preferred stock classified as trading assets because the losses were capital losses and any tax benefits can only be realized to the extent Farmer Mac would have offsetting capital gains.  Farmer Mac does not currently expect to produce sufficient capital gains to recognize any material tax benefits related to these losses.  As of December 31, 2008, that deferred tax asset valuation allowance totaled $40.0 million.  For more information about income taxes, see Note 10 to the consolidated financial statements.

Business Volume.  During 2008, Farmer Mac added $3.1 billion of program volume, compared to $2.3 billion and $3.0 billion in 2007 and 2006, respectively.  Farmer Mac’s outstanding program volume as of December 31, 2008 was $10.1 billion, compared to $8.5 billion as of December 31, 2007 and $7.2 billion as of December 31, 2006.  During 2008, Farmer Mac:

•	purchased $196.6 million of newly originated Farmer Mac I eligible loans;
•	added $530.4 million of Farmer Mac I eligible loans under LTSPCs;
•	guaranteed $475.0 million of AgVantage securities through the Farmer Mac I program;
•
purchased or placed its guarantee on $1.6 billion of Farmer Mac Guaranteed Securities - Rural Utilities ($1.3 billion of which were investment securities held as mission-related investments at the time of the enactment of the Farm Bill and $230.0 million of which the Corporation guaranteed and purchased during fourth quarter 2008); and

•	purchased $303.9 million of Farmer Mac II USDA-guaranteed portions.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Farmer Mac I:
Loans and Guaranteed Securities	$196,622	$127,709	$98,673
AgVantage	475,000	1,000,000	1,500,000
LTSPCs	530,363	970,789	1,139,699
Farmer Mac II Guaranteed Securities	303,941	210,040	234,684
Farmer Mac Guaranteed Securities - Rural Utilities	1,560,676	-	-
Total purchases, guarantees and commitments	$3,066,602	$2,308,538	$2,973,056

The purchase price of newly originated and seasoned eligible loans and portfolios, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac’s target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for assuming credit risk on loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and sells Farmer Mac Guaranteed Securities backed by those loans.  Farmer Mac’s decision to retain loans it purchases is based on analysis of the underlying funding costs and resulting net interest income achievable over the lives of the loans.  The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased and retained (excluding the purchases of defaulted loans) during both 2008 and 2007 was less than one year. Of those loans, 59 percent and 72 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.3 and 17.3 years, respectively.

During 2008, 2007 and 2006, Farmer Mac securitized loans it purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $98.8 million, $1.3 million and $4.0 million, respectively.  Of the 2008 transactions, $96.1 million was sold to Zions First National Bank (“Zions”) and $2.7 million was sold to AgStar Financial Services, ACA (“AgStar”).  All of the 2007 and 2006 transactions were sold to AgStar.  Both Zions and AgStar are related parties with respect to Farmer Mac.  Additionally, during 2007 and 2006, Farmer Mac issued $681.7 million and $1.0 billion, respectively, of Farmer Mac I Guaranteed Securities as the result of conversions of LTSPCs, of which $400.2 million and $470.2 million, respectively, were issued to related parties.  All of those 2007 transactions were with AgStar.  Of the 2006 transactions, $341.2 million was with AgStar and $129.0 million was with Sacramento Valley Farm Credit, ACA, another related party with respect to Farmer Mac.  See Note 3 to the consolidated financial statements for more information about related party transactions.

The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

Farmer Mac I Guaranteed Securities Activity
	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Loans securitized and sold as Farmer Mac I
Guaranteed Securities	$98,843	$1,324	$3,994
AgVantage securities	475,000	1,000,000	1,500,000
Conversions of LTSPCs into Farmer Mac I
Guaranteed Securities	-	681,732	1,034,860
Total Farmer Mac Guaranteed Securities Issuances	$573,843	$1,683,056	$2,538,854

The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities (including Agvantage securities) increased 18.0 percent to $10.1 billion as of December 31, 2008 from $8.5 billion as of December 31, 2007.  The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs

	As of December 31,
	2008	2007	2006
	(in thousands)
Farmer Mac I:
Loans and Guaranteed Securities	$5,759,773	$5,648,197	$4,343,755
LTSPCs	2,224,181	1,948,941	1,969,734
Farmer Mac II	1,043,425	946,617	925,799
Farmer Mac Guaranteed Securities -
Rural Utilities	1,054,941	-	-
Total	$10,082,320	$8,543,755	$7,239,288

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

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$196,622	$127,709	$98,673
Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	647	1,562	707
Defaulted loans purchased underlying LTSPCs	56,560	1,033	7,449
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	1,072	1,316	1,467

The purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac’s obligations as guarantor and under its contractual commitments, respectively.  Farmer Mac may, in its sole discretion, purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC.  With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their fair values during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2008, 2007 and 2006 was 3 years, 8 years and 7 years, respectively.

For information regarding sellers in the Farmer Mac I and Farmer Mac II programs, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Farmer Mac II—United States Department of Agriculture Guaranteed Loan Programs.”

Related Party Transactions.  As provided by Farmer Mac’s statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac’s Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac’s Class B voting common stock.  Farmer Mac’s statutory charter also provides that Class A stockholders elect five members of Farmer Mac’s 15-member board of directors and that Class B stockholders elect five members of the board of directors.  Additionally, in order to participate in the Farmer Mac I program, a financial institution must own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution.  As a result of these requirements, Farmer Mac regularly conducts business with related parties.  These transactions are conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party.  For more information about related party transactions, see Note 3 to the consolidated financial statements.

Outlook for 2009.  In 2008, the repercussions from the collapse of markets for subprime mortgage securities cascaded into higher grade mortgage securities, then other types of asset-backed securities and then broader classes of assets heavily financed with securitized debt or bank loans.  Those disruptions in the capital markets led to a sharp downturn in the national economy.  In early 2009, there are only faint signs of recovery from this downturn.

Conditions in the agricultural sector have been relatively better and more stable than the national economy in general, but the sector is not insulated from the effects of the economic downturn.  The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions and, in fact, often compete with one another.  While some industries continue to prosper, others, such as ethanol producers and the protein sector (i.e., cattle, poultry and pork producers) are being pressured by falling prices for their products and elevated input costs.  In addition, the dairy sector is currently experiencing losses from operations due to oversupply and the worldwide economic slowdown, and significant portions of California and Texas are facing issues related to persistent drought.  Farmer Mac will continue to monitor closely developments in those industries and areas experiencing stress, but anticipates that loan problems in those industries and areas are likely to increase in 2009, which could lead to higher delinquencies provisions for losses and charge-offs, although any such credit issues are expected to remain within manageable levels.

Broader trends underway now, such as the deleveraging of capital, will also have an effect in reducing credit availability from traditional lenders to the agricultural sector.  Accordingly, there should be a growing need for financial vehicles to expand credit availability to those agricultural industries that have sound financial fundamentals, which presents both a challenge and an opportunity that Farmer Mac is actively pursuing.

There will also be opportunities for loan growth in the rural utilities segment, a new area for Farmer Mac as a result of the legislative expansion of its charter in May 2008.  Farmer Mac expects to continue the growth it experienced in this sector during 2008 in providing financing to rural utilities lenders.  Farmer Mac expects that demand for rural utilities loans will be robust, particularly as the industry adds significant new capacity for the first time since the 1970s.  Also, additional power transmission lines will need to be constructed as the development of wind and solar power plants increase the demand for means to transfer power from the source of clean power generation to the ultimate consumer.  Farmer Mac’s ability to participate in the growth of the rural utilities portion of its business will be limited by Farmer Mac’s limits on borrower exposures and its overall risk tolerance.  Public policy shifts in the energy sector may also alter Farmer Mac’s opportunities in this area, as electrical power generated by and for rural electric cooperatives tends to be biased toward coal as a fuel.

With respect to rural utilities business prospects:

•	The U.S. electric power industry is a $326 billion dollar industry that has seen a 20 percent increase in public demand over the last 10 years.
•	Outstanding loan balances for the rural electric industry are in excess of $57 billion, and capital needs over the next 10 year period are expected to exceed $40 billion.
•	RUS alone has already committed $356 million in rural electric funding for 2009.
•	National Rural, one of the primary sources for supplemental capital in rural electric financing, has maintained stable counterparty credit rating outlooks moving into 2009.

These statistics do not assure increased business volume for Farmer Mac, but do evidence a strong and growing industry with needs for future financing from capital markets.  Both National Rural and CoBank have seen a substantial increase in the rate of portfolio growth from 2007 to 2008.  This may be a harbinger of the things to come, as significant capital requirements are anticipated for the rural utilities industry within the next five to ten years.  This capital will be needed to finance the construction of new generation and transmission facilities, modernize existing equipment, and comply with environmental regulations.

With respect to the agricultural operating and lending markets in general, USDA’s most recent publications (as available on USDA’s website as of March 1, 2009) forecast:

•	2009 net cash farm income to be $77.3 billion, a decrease of $16.0 billion over 2008 figures, but still $5.5 billion over the 10-year average of $71.8 billion.
•	2009 net farm income to be $71.2 billion, a very sizable decrease from 2008 estimates, but still a 9 percent increase over the 10-year average of $65.3 billion.
•
Total direct U.S. government payments to be $11.4 billion in 2009, down from $12.4 billion in 2008, and 27 percent below the 5-year average.  Direct payment rates are fixed in legislation and are not affected by the level of program crop prices.

•	Countercyclical payments to increase to $1.2 billion in 2009 from $720.0 million in 2008.
•
Marketing loan benefits – which include loan deficiency payments, marketing loan gains, and certificate exchange gains – are expected to have dropped to $90.0 million in 2008 from $1.1 billion in 2007.  The value of these benefits is forecast to increase to $685.0 million in 2009, realized almost exclusively by cotton producers.

•	The value of U.S. farm real estate to increase a modest 2.1 percent in 2009 to $2.1 trillion from the current projection of $2.0 trillion for 2008.
•	The amount of farm real estate debt to increase by 2.5 percent in 2009 to $113.9 billion, compared to the current projection of $111.1 billion in 2008.

The USDA forecasts referenced above relate to U.S. agriculture generally, but should collectively be favorable for Farmer Mac’s financial condition relative to its exposure to outstanding guarantees and commitments, as the forecasts indicate adequate borrower cash flows.  Recent farmland sales have not reflected the level of buyer confidence that has been evident over the past several years, though farm real estate values appear stable to slightly lower in most U.S. agricultural regions.  Farm input costs and current commodity prices have significantly squeezed profits and the related demand for farmland, especially in the protein sector and stressed irrigation water areas.  Additionally, non-farmer investors who bought farmland during the past several years contributed to the rise in farm real estate values over that time, and these farmland buyers are notably fewer under current economic and market conditions.  Based on these factors, Farmer Mac does not expect the rapid farm real estate value appreciation of the past several years to continue into 2009.

Balance Sheet Review

Assets.  Total assets as of December 31, 2008 were $5.1 billion, compared to $5.0 billion as of December 31, 2007.  On-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) increased $1.2 billion during 2008 to a total of $3.2 billion. Farmer Mac’s non-program assets decreased $1.0 billion to $1.9 billion as of December 31, 2008.  As of December 31, 2008, Farmer Mac had $278.4 million of cash and cash equivalents compared to $101.4 million as of December 31, 2007.  As of December 31, 2008, Farmer Mac had $1.2 billion of investment securities compared to $2.6 billion as of December 31, 2007.  The decrease in investment securities during the year ended December 31, 2008 reflects the transfer of $1.4 billion of rural utilities loan-related securities from investment securities to Farmer Mac Guaranteed Securities with Farmer Mac’s guarantee of those securities pursuant to the expanded authorities granted in the Farm Bill.  During third quarter 2008, $500.0 million of those Farmer Mac Guaranteed Securities matured and was repaid.  Farmer Mac also guaranteed and purchased $230.0 million of new Farmer Mac Guaranteed Securities – Rural Utilities during fourth quarter 2008.  Accordingly, during 2008 Farmer Mac Guaranteed Securities increased by a net amount of $1.2 billion to $2.5 billion.

As noted above, Farmer Mac’s 2008 financial results were adversely affected by losses on certain investment securities.  The following table summarizes Farmer Mac’s $1.2 billion of investment securities and the unrealized gains and losses as of December 31, 2008.

	As of December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$193,950	$-	$(15,373)	$178,577
Floating rate asset-backed securities	85,005	1	(3,750)	81,256
Floating rate corporate debt securities	458,428	-	(39,363)	419,065
Floating rate Government/GSE guaranteed mortgage-backed securities	338,907	270	(3,512)	335,665
Fixed rate GSE guaranteed mortgage-backed securities	7,375	188	-	7,563
Floating rate GSE subordinated debt	70,000	-	(20,811)	49,189
Floating rate GSE preferred stock	781	-	-	781
Total available-for-sale	1,154,446	459	(82,809)	1,072,096

Trading:
Floating rate asset-backed securities	7,494	-	(5,283)	2,211
Fixed rate GSE preferred stock	180,579	-	(19,027)	161,552
Total trading	188,073	-	(24,310)	163,763
Total investment securities	$1,342,519	$459	$(107,119)	$1,235,859

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.  The fair value of these securities as of December 31, 2008 are inclusive of the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its auction-rate certificates.  See Note 15 to the consolidated financial statements for more information on these auction-rate certificates.

The unrealized losses on the investment securities classified as trading have been recognized in earnings and, as such, reduced Farmer Mac’s core capital for regulatory compliance purposes as of December 31, 2008.  The unrealized losses on available-for-sale investment securities are recorded as reductions to Accumulated other comprehensive (loss)/income in the equity section of Farmer Mac’s balance sheet.  Accumulated other comprehensive (loss)/income is not a component of Farmer Mac’s core capital for regulatory capital compliance purposes.  Therefore, such losses do not impact Farmer Mac’s regulatory capital compliance measures.  If such losses were realized, either through sale or determination that the unrealized losses were other-than-temporary, Farmer Mac’s regulatory capital compliance measures would be affected as such items would be recorded through retained earnings, which is a component of Farmer Mac’s core capital for regulatory capital compliance purposes.

As shown in the table above, unrealized losses on the investment securities are concentrated in four categories:  floating rate auction-rate certificates backed by Government guaranteed student loans, floating rate corporate debt securities, floating rate GSE subordinated debt, and fixed rate GSE preferred stock.  The GSE subordinated debt and the GSE preferred stock are investments in CoBank and AgFirst Farm Credit Bank, both of which are institutions of the Farm Credit System, a government-sponsored enterprise.  The floating rate corporate debt securities with significant unrealized losses, the issuers of which are primarily financial institutions, are summarized in the following table:

	As of December 31, 2008
	Amortized	Unrealized	Fair	S&P Credit
	Cost	Losses	Value	Rating	Maturity
	In thousands
Goldman Sachs	$61,706	$(9,338)	$52,368	A	February 2012
HSBC Finance (1)	49,892	(9,264)	40,628	AA-	Various through July 2012
Merrill Lynch (2)	49,986	(6,257)	43,729	A	November 2011
Morgan Stanley	34,926	(3,858)	31,068	A	Various through January 2011
Credit Suisse	55,000	(3,225)	51,775	A+	Various through August 2011
Sallie Mae	25,005	(1,440)	23,565	BBB-	July 2009
CIT	35,000	(1,360)	33,640	BBB+	August 2009
John Deere Capital Corp (3)	20,000	(1,266)	18,734	A2	July 2010
Lehman Brothers (4)	5,400	-	5,400	Not Rated	Various through May 2010
Other (5)	121,513	(3,355)	118,158	A (Minimum)	Various through October 2011

	$458,428	$(39,363)	$419,065

(1) HSBC Finance was downgraded by S&P to a credit rating of A in March 2009.
(2) Merrill Lynch & Co., Inc. was acquired by Bank of America in January 2009.
(3) This investment was rated by Moody's.
(4) The amortized cost of this investment was written down to its fair value resulting in no unrealized loss as of December 31, 2008.
(5) Consists of 8 corporate debt securities with unrealized losses ranging from $11 thousand to $979 thousand.

Farmer Mac continues to evaluate the inherent risks of holding each of the investment securities in an unrealized loss position.  That evaluation includes the assessment of the potential losses that could be realized (including other-than-temporary impairment charges), the likelihood of recovery (including an evaluation of the time to maturity and likelihood of repayment), the impact of recent and planned interventions by several governments and their agencies to support financial institutions, as well as the adequacy of Farmer Mac’s core capital to absorb a realized loss on the sale of a security.

On February 6, 2009, Farmer Mac sold the Lehman Brothers senior debt securities in its portfolio for $8.6 million, resulting in the recovery of $3.2 million of the $54.5 million of other-than-temporary impairment losses recognized on those securities during 2008.  At this time, selling the remaining corporate debt securities would adversely affect the level of Farmer Mac’s excess capital above its statutory minimum capital requirement.  As of December 31, 2008, that excess capital was $13.5 million.  Farmer Mac currently has the intent and ability to retain all of the investments identified above until either the market values recover or the securities mature.  Management will continue to evaluate each of these investment positions in light of the inherent risks and Farmer Mac’s capital position.

Liabilities.  Total liabilities increased to $4.9 billion as of December 31, 2008 from $4.8 billion as of December 31, 2007.  The increase in liabilities was due primarily to an overall increase in financial derivatives liability due to the decline in fair value resulting from changes in interest rates.  For more information about Farmer Mac’s funding and interest rate risk practices and how financial derivatives are used, see “—Risk Management—Interest Rate Risk.”  For more information about Farmer Mac’s reserve for losses, see “—Risk Management—Credit Risk – Loans.”

Capital.  As of December 31, 2008, Farmer Mac had mezzanine equity of $144.2 million resulting from issuances of preferred stock in 2008 and stockholders’ equity of $15.3 million, compared to stockholders’ equity of $223.6 million as of December 31, 2007.  The decrease in stockholders’ equity was primarily due to the $146.5 million reduction to retained earnings, $44.6 million of increased accumulated other comprehensive losses due to unrealized losses on investment securities and Farmer Mac Guaranteed Securities classified as available-for-sale, and the redemption of $35.0 million of Farmer Mac’s Series A preferred stock.  Those reductions to stockholders’ equity were partially offset by the issuance of $9.2 million of Series C Preferred Stock.  Farmer Mac’s $144.2 million of mezzanine equity is included in its core capital for the purposes of meeting its statutory minimum capital requirement and risk-based capital standards.

Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of December 31, 2008.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test.  As of December 31, 2008, Farmer Mac’s core capital totaled $207.0 million and exceeded its statutory minimum capital requirement of $193.5 million by $13.5 million.  As of December 31, 2007, Farmer Mac’s core capital totaled $226.4 million and exceeded its statutory minimum capital requirement of $186.0 million by $40.4 million.  As of December 31, 2008, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $57.3 million.  Farmer Mac’s regulatory capital of $223.4 million exceeded that amount by approximately $166.1 million.  Accumulated other comprehensive (loss)/income is not a component of Farmer Mac’s core capital or regulatory capital.  For further information, see “—Liquidity and Capital Resources—Capital Requirements.”

Farmer Mac is currently evaluating its capital position and structure with respect to its statutory and regulatory capital requirements and expected prospective business opportunities. Strategies to further strengthen Farmer Mac’s regulatory capital position may include asset sales as well as offerings of common and preferred equity.  Strengthening the Corporation’s capital position will provide greater flexibility to ensure continued compliance with its statutory and regulatory capital requirements and accomplish its Congressional mission.

Risk Management

Credit Risk – Loans.  Farmer Mac is exposed to credit risk resulting from the inability of borrowers to repay their loans in conjunction with a deficiency in the value of the collateral relative to the amount outstanding balance of the loan and the costs of liquidation.  Farmer Mac is exposed to credit risk on:

•	loans held;
•	loans underlying Farmer Mac Guaranteed Securities; and
•	loans underlying LTSPCs.

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes it has little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of December 31, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

For accepting the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, Farmer Mac receives guarantee fees and commitment fees, respectively.  Farmer Mac conducts guarantee fee adequacy analyses, using stress-test models developed internally and with the assistance of outside experts.  These analyses have taken into account the diverse and dissimilar characteristics of the various asset categories for which Farmer Mac manages its risk exposures, and have evolved as the mix and character of assets under management has shifted with growth in the business and the addition of new asset categories.  Based on current information, Farmer Mac believes that the guarantee fees charged for various products provide adequate compensation for the credit risk that it assumes.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural real estate mortgage loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  Farmer Mac also requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties that result in economic losses to the Corporation.  Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans.  Detailed information regarding Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Rural Utilities.”

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities, in accordance with SFAS 5 and SFAS 114.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses.”  Management believes that this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with SFAS 5 and SFAS 114.

The following table summarizes the components of Farmer Mac’s allowance for losses as of December 31, 2008 and December 31, 2007.

	As of, December 31,
	2008	2007
	(in thousands)
Allowance for loan losses	$10,929	$1,690
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	869	857
Off-balance sheet Farmer Mac I Guaranteed Securities	535	655
LTSPCs	4,102	685
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$16,435	$3,887

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for each year in the five-year period ended December 31, 2008:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2004	$5,967	$238	$15,848	$22,053

Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Charge-offs	(3,326)	(1,375)	(4)	(4,705)
Recoveries	165	-	-	165

Balance as of December 31, 2004	$4,395	$-	$12,706	$17,101

Provision/(recovery) for losses	(3,335)	206	(859)	(3,988)
Charge-offs	(105)	(206)	-	(311)
Recoveries	640	-	-	640
Change in accounting estimate	3,281	-	(8,070)	(4,789)

Balance as of December 31, 2005	$4,876	$-	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365

Balance as of December 31, 2006	$1,945	$-	$2,610	$4,555

Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(60)	(100)	(386)	(546)
Recoveries	20	-	-	20

Balance as of December 31, 2007	$1,690	$-	$2,197	$3,887

Provision/(recovery) for losses	14,531	-	3,309	17,840
Charge-offs	(5,308)	-	-	(5,308)
Recoveries	16	-	-	16

Balance as of December 31, 2008	$10,929	$-	$5,506	$16,435

Farmer Mac provided $17.8 million to the allowance for losses during 2008, compared to a release of $0.1 million in 2007.  During 2008 and 2007, Farmer Mac charged off $5.3 million and $0.5 million, respectively, in losses against the allowance for losses.  The charge-offs for 2008 and 2007 did not include any amounts related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities.

As of December 31, 2008, Farmer Mac’s allowance for losses totaled $16.4 million, or 33 basis points of the outstanding principal balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities), compared to $3.9 million (8 basis points) as of December 31, 2007.  The year-to-year increase in this ratio is largely attributable to provisions for losses related to the ethanol industry and general exposure to the ethanol industry.

As of December 31, 2008, Farmer Mac’s 90-day delinquencies were $67.1 million (1.35 percent), compared to $10.6 million (0.21 percent) as of December 31, 2007.  Those delinquencies are concentrated in the Corporation’s ethanol portfolio, with ethanol loans comprising $49.2 million of all 90-day delinquencies as of December 31, 2008.  Other than the ethanol portfolio, the loans underlying the Corporation’s guarantees and commitments continued to perform well during 2008, with delinquencies on non-ethanol loans remaining near historically low levels consistent with the strength of the U.S. agricultural economy through the end of the year.  As of December 31, 2008, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans.  As of December 31, 2008, Farmer Mac’s non-performing assets totaled $80.0 million (1.61 percent), compared to $31.9 million (0.63 percent) as of December 31, 2007.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

As of December 31, 2008, Farmer Mac’s ethanol portfolio consisted of loan participations with a cumulative unpaid principal amount of $280.4 million with exposure to 29 different plants in 11 states.  As of that date, Farmer Mac also had $41.5 million of undisbursed commitments with respect to ethanol loans.  That exposure level is at Farmer Mac’s maximum tolerance level for ethanol, and Farmer Mac is not seeking to add additional ethanol loans to its portfolio.  During fourth quarter 2008, VeraSun Energy Corporation and its subsidiaries filed for chapter 11 bankruptcy.  VeraSun’s subsidiaries include four ethanol plants with $41.2 million of outstanding loans in Farmer Mac’s portfolio with the largest single exposure to any one plant of $11.2 million.  As of December 31, 2008, Farmer Mac provided a specific allowance for loan losses of $8.6 million for the VeraSun subsidiary loans.  One additional ethanol non-VeraSun loan for $12.0 million in Farmer Mac’s portfolio became 90 days delinquent during fourth quarter 2008, and Farmer Mac charged off $4.0 million related to that loan.  In total, Farmer Mac recorded provisions for losses of $17.8 million during 2008.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2008	$4,983,963	$80,032	1.61%	$12,912	$67,120	1.35%
September 30, 2008	4,989,755	32,883	0.66%	21,402	11,481	0.23%
June 30, 2008	4,937,870	28,230	0.57%	23,060	5,170	0.11%
March 31, 2008	4,933,720	31,640	0.64%	20,666	10,974	0.22%
December 31, 2007	5,063,164	31,924	0.63%	21,340	10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%
December 31, 2006	4,784,983	39,232	0.82%	19,577	19,655	0.41%
September 30, 2006	4,621,083	44,862	0.97%	16,425	28,437	0.62%
June 30, 2006	4,633,841	40,083	0.87%	19,075	21,008	0.46%
March 31, 2006	4,224,669	49,475	1.17%	20,713	28,762	0.68%
December 31, 2005	4,399,189	48,764	1.11%	23,303	25,461	0.58%

(1) Excludes loans underlying AgVantage securities.

As of December 31, 2008, Farmer Mac individually analyzed $80.8 million of its $119.6 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $38.8 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac recorded specific allowances of $8.6 million for under-collateralized assets as of December 31, 2008.  Farmer Mac’s non-specific or general allowances were $7.8 million as of December 31, 2008.

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

LTVs depend upon the market value of a property, as determined in accordance with Farmer Mac’s collateral valuation standards.  As of December 31, 2008, the weighted-average original LTV for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 50 percent, and the weighted-average original LTV for all non-performing assets was 60 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of December 31, 2008 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Non-performing Assets
as of December 31, 2008
	Distribution of
	Outstanding	Outstanding
	Loans,	Loans,	Non-	Non-
	Guarantees and	Guarantees and	performing	performing
	LTSPCs	LTSPCs (1)	Assets	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	9%	$441,940	$6,591	1.49%
1997	4%	183,308	3,445	1.88%
1998	6%	300,238	4,714	1.57%
1999	7%	344,911	2,246	0.65%
2000	3%	176,728	2,438	1.38%
2001	7%	328,021	1,754	0.53%
2002	8%	422,441	1,267	0.30%
2003	9%	443,677	2,286	0.52%
2004	7%	331,120	149	0.04%
2005	10%	503,105	186	0.04%
2006	12%	588,604	47,169	8.01%
2007	9%	470,815	3,293	0.70%
2008	9%	449,055	4,494	1.00%

Total	100%	$4,983,963	$80,032	1.61%

By geographic region (2):
Northwest	16%	$793,433	$34,775	4.38%
Southwest	39%	1,928,669	5,715	0.30%
Mid-North	21%	1,065,590	33,427	3.14%
Mid-South	12%	609,378	1,953	0.32%
Northeast	8%	377,079	1,337	0.35%
Southeast	4%	209,814	2,825	1.35%

Total	100%	$4,983,963	$80,032	1.61%

By commodity/collateral type:
Crops	40%	$2,011,475	$16,388	0.81%
Permanent plantings	19%	959,636	7,539	0.79%
Livestock	27%	1,336,004	4,862	0.36%
Part-time farm/rural housing	7%	347,629	2,004	0.58%
Ag storage and processing (including ethanol facilities)	6%	294,273	49,239	16.73%
Other	1%	34,946	-	0.00%

Total	100%	$4,983,963	$80,032	1.61%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of December 31, 2008, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
as of December 31. 2008

	Cumulative
	Original Loans,		Cumulative	Cumulative
	Guarantees		Net Credit	Loss
	and LTSPCs (1)		Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,319,660		$1,594	0.05%
1997	717,213		2,493	0.35%
1998	1,088,184		3,885	0.36%
1999	1,087,415		1,291	0.12%
2000	695,329		2,285	0.33%
2001	997,243		695	0.07%
2002	1,025,428		-	0.00%
2003	840,781		-	0.00%
2004	612,907		-	0.00%
2005	747,762		114	0.02%
2006	744,634		4,000	0.54%
2007	541,408		-	0.00%
2008	484,691		1,200	0.25%

Total	$12,902,655		$17,557	0.14%

By geographic region (2):
Northwest	$2,424,918		$6,891	0.28%
Southwest	5,115,484		5,978	0.12%
Mid-North	2,256,471		4,057	0.18%
Mid-South	1,249,411		336	0.03%
Northeast	969,765		66	0.01%
Southeast	886,606		229	0.03%

Total	$12,902,655		$17,557	0.14%

By commodity/collateral type:
Crops	$5,303,647		$1,209	0.02%
Permanent plantings	2,904,787		9,349	0.32%
Livestock	3,289,656		2,676	0.08%
Part-time farm/rural housing	868,377		323	0.04%
Ag storage and processing (including ethanol facilities)	397,524	(3)	4,000	1.01%
Other	138,664		-	0.00%

Total	$12,902,655		$17,557	0.14%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC)

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of December 31, 2008, approximately $41.5 million of the loans were not yet disbursed by the lender.

Analysis of portfolio performance by commodity distribution indicates that losses and collateral deficiencies have been and are expected to remain less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat and corn) and more prevalent in those that do not receive such support (such as the protein sector, permanent plantings and vegetables).  This analysis is consistent with corresponding commodity analyses, which indicates that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings.  Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends.  Further, as adverse economic conditions persist for a particular commodity that requires a long-term improvement on the land, such as permanent plantings, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized.  Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac’s ability to meet the financing needs of all commodity groups.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook for 2009.”

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

Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions and the collateralization level for the securities, as well as because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of December 31, 2008, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

Credit Risk – Institutional.  Farmer Mac is also exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities and other investments held or guaranteed by Farmer Mac;
•	sellers and servicers; and
•	interest rate swap contract counterparties.

AgVantage securities are general obligations of the AgVantage issuers and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollaterization also required for Farmer Mac I AgVantage securities.  Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $53.3 million as of December 31, 2008 and $30.8 million as of December 31, 2007.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by National Rural and held by Farmer Mac totaled $630 million as of December 31, 2008.  In addition, outstanding off-balance sheet AgVantage Farmer Mac I Guaranteed Securities totaled $2.9 billion as of December 31, 2008 and $2.5 billion as of December 31, 2007.  The following table provides information about the issuers of AgVantage securities, as well as the required and actual collateralization levels for those transactions as of December 31, 2008 and 2007.

	As of December 31,
	2008			2007
		S&P			S&P
Counterparty	Balance	Rating	Required	Balance	Rating	Required
	(dollars in thousands)

MetLife [1]	$2,500,000	AA	103%	$2,500,000	AA	103%
National Rural	630,000	A	100%	500,000	A	100%
M&I Bank [2]	475,000	A	106%	-	A+	106%
Others [3]	23,300	N/A	(4)	30,800	N/A	(4)
Total outstanding	$3,628,300			$2,530,800

1 Met Life was downgraded to AA- in February 2009.
2 M&I Bank was downgraded to A- in January 2009.
3 Consists of Agvantage securities issued by  7 different issuers as of December 31, 2008 and 9 different issuers as of December 31, 2007.
(4) Ranges from 111% to 120%

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

Credit Risk – Other Investments.  As of December 31, 2008, Farmer Mac had $278.4 million of cash and cash equivalents and $1.2 billion of investment securities.  The management of the credit risk inherent in these investments is governed by FCA’s Investment Regulations and Farmer Mac’s own policies.  In general, these regulations and policies require each investment or issuer of an investment to be highly rated by an NRSRO.  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  There are limited exceptions where a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in money market funds are further limited to those funds that are holding only instruments approved for direct purchase by Farmer Mac.

FCA’s Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to reduce exposure to any one counterparty.  Farmer Mac’s total credit exposure to any single issuer of securities or uncollateralized financial derivatives is limited to the greater of 25 percent of the Corporation’s regulatory capital or $25.0 million (as of December 31, 2008, 25 percent of Farmer Mac’s regulatory capital was $55.9 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.

In light of the severe impact that the historic turmoil in the nation’s capital markets has had on Farmer Mac’s investments, which is further described in “—Results of Operations—Overview,” Farmer Mac conducted an extensive review of its investment policies and operations with a view to strengthening policies, procedures and oversight of its investment portfolio and related funding strategies.  This review was concluded during first quarter 2009 and its findings are currently being implemented, with the goals of minimizing the Corporation’s exposure to financial market volatility, preserving capital and supporting the Corporation’s access to the debt markets.

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on interest-earning assets and related interest-bearing liabilities because of possible timing differences in the associated cash flows.  This risk is primarily related to loans held and on-balance sheet Farmer Mac Guaranteed Securities because of the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches.  Cash flow mismatches in a changing interest rate environment can reduce the earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac’s funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt.

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of December 31, 2008, 37 percent of the total outstanding balance of retained Farmer Mac I loans and Guaranteed Securities had yield maintenance provisions and 5 percent had other forms of prepayment protection (together covering 70 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in 2008, 2 percent had yield maintenance or another form of prepayment protection (including 8 percent of all loans with fixed interest rates).  As of December 31, 2008, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 5 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in 2008, 8 percent contained various forms of prepayment penalties.

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

The following table presents Farmer Mac’s on-balance sheet program assets based on their interest rate characteristics.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2008	2007
	(in thousands)

Fixed rate (10-yr. wtd. avg. term)	$1,659,983	$962,320
5- to 10-year ARMs and resets	746,623	750,472
1-Month to 3-Year ARMs	819,234	352,250
Total held in portfolio	$3,225,840	$2,065,042

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

Farmer Mac’s $278.4 million of cash and cash equivalents as of December 31, 2008 matures within three months and is match-funded with discount notes having similar maturities.  As of December 31, 2008, $1.1 billion of the $1.2 billion of investment securities (86.3 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  See Note 4 to the consolidated financial statements for more information on investment securities.  These investments are funded using:

•	a series of discount note issuances in which each successive discount note is issued and matures on or about the corresponding interest rate reset date of the related investment;
•	floating rate notes having similar interest rate reset provisions as the related investment; or
•	fixed rate notes swapped to floating rates having similar interest rate reset provisions as the related investment.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its Market Value of Equity (“MVE”) to yield curve shocks.  MVE represents management’s estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of December 31, 2008 and December 31, 2007 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	As of December 31,
Scenario	2008	2007

+ 300 bp	-10.4%	-10.6%
+ 200 bp	-2.1%	-6.3%
+ 100 bp	3.7%	-2.5%
- 100 bp	*	-0.1%
- 200 bp	*	-1.4%
- 300 bp	*	-3.4%

* As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions or all of this curve.

As measured by this MVE analysis, Farmer Mac’s long-term interest rate sensitivity remained at relatively low levels despite the significant change in the yield curve that occurred during the year.  As of December 31, 2008, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 2.4 months, compared to plus 0.7 months as of December 31, 2007.  Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

As of December 31, 2008, a uniform or parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 2.2 percent, while a parallel decrease of 25 basis points would have decreased NII by 3.5 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of December 31, 2008, both MVE and NII showed similar or less sensitivity to non-parallel shocks than to the parallel shocks.  Farmer Mac believes that the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

The economic effects of financial derivatives are included in the Corporation’s MVE, NII and duration gap analyses.  Farmer Mac enters into the following financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of assets, future cash flows and debt issuance, not for trading or speculative purposes:

•	“pay-fixed” interest rate swaps, in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties;
•	“receive-fixed” interest rate swaps, in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties; and
•	“basis swaps,” in which it pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties.

As of December 31, 2008, Farmer Mac had $3.7 billion combined notional amount of interest rate swaps, with terms ranging from one to fifteen years, of which $1.5 billion were pay-fixed interest rate swaps, $2.0 billion were receive-fixed interest rate swaps, and $0.2 billion were basis swaps.

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac historically evaluated the overall cost of using the swap market as an alternative to issuing medium-term notes in the capital markets, which in most instances resulted in the use of the swap market.  Due to volatile capital markets conditions, beginning in October 2008 Farmer Mac discontinued its practice of synthetically creating long-term fixed rate debt through the use of pay-fixed interest rate swaps and a planned series of discount note issuances, and instead issued medium-term notes as its source of longer-term fixed rate funding.

Farmer Mac uses callable interest rate swaps (in conjunction with the issuance of short-term debt) as an alternative to callable medium-term notes with equivalently structured maturities and call options.  The call options on the swaps are designed to match the implicit prepayment options on those mortgage assets without prepayment protection.  The blended durations of the swaps are also designed to match the duration of the related mortgages over their estimated lives.  If the mortgages prepay, the swaps can be called and the short-term debt repaid; if the mortgages do not prepay, the swaps remain outstanding and the short-term debt is rolled over, effectively providing fixed rate callable funding over the lives of the related mortgages. Thus, the economics of the assets are closely matched to the economics of the interest rate swap and funding combination.

As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of December 31, 2008, Farmer Mac had uncollateralized net exposures of $8.0 million to two counterparties.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout 2008.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 92 days of liquidity during 2008 and had 90 days of liquidity as of December 31, 2008.

Debt Issuance.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations.  See “Business—Financing—Debt Issuance” for more information regarding Farmer Mac’ debt issuance.

Liquidity.  The funding and liquidity needs of Farmer Mac’s business programs are driven by the purchase and retention of eligible loans, USDA-guaranteed portions and Farmer Mac Guaranteed Securities; the maturities of Farmer Mac’s discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac’s primary sources of funds to meet these needs are:

•	principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities, and LTSPCs;
•	principal and interest payments received from investment securities; and
•	the issuance of new discount notes and medium-term notes.

Farmer Mac’s short-term borrowing costs have remained at historically low levels despite recent market volatility.  Historically, Farmer Mac has used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding.  While the swap market may provide favorable fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future increases of its own issuance rates versus corresponding LIBOR rates.  If the rates on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and other LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would be exposed to a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and other LIBOR-based floating rate assets.

Farmer Mac maintains cash, cash equivalents (including commercial paper and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  As of December 31, 2008, these assets consisted of:  $278.4 million of cash and cash equivalents; $554.8 million of securities issued or guaranteed by GSEs or the U.S. Government and its agencies; $419.1 million of corporate debt securities issued primarily by financial institutions; and $262.0 million of asset-backed securities principally backed by Government guaranteed student loans.  None of Farmer Mac’s asset-backed securities were backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

As described above in “—Balance Sheet Review,” due to the current market turmoil and general widening of corporate debt spreads, many of the corporate debt securities owned by Farmer Mac are in unrealized loss positions.  If Farmer Mac needed to sell those securities as a source of liquidity, Farmer Mac would realize losses in earnings and reductions to its core capital equal to amounts currently accounted for as unrealized losses in accumulated other comprehensive income, which is not a component of Farmer Mac’s core capital for statutory and regulatory compliance purposes.  Currently, Farmer Mac does not foresee the need to sell those securities as a source of liquidity.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates in the event of a failed auction.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac held $178.6 million of ARCs (including related put rights) as of December 31, 2008, compared to $131.5 million as of December 31, 2007.  Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  Farmer Mac believes that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  On October 31, 2008, Farmer Mac accepted an offer of Auction Rate Securities Rights, Series B 2 from UBS AG related to $119.9 million (par value) of the ARCs in Farmer Mac’s investment portfolio, which granted Farmer Mac put rights related to these securities.  Under the terms of the rights, UBS has the discretion to purchase or sell the $119.9 million (par value) of ARCs at any time without prior notice so long as Farmer Mac receives par value, while Farmer Mac has the right to require UBS to purchase the securities at par value at any time between January 2, 2009 and January 4, 2011.  Farmer Mac elected the fair value option for these put rights and recorded them at their fair value as of December 31, 2008.  Farmer Mac exercised its rights and sold the ARCs to UBS on January 7, 2009, thus reducing the remaining par value of the ARC portfolio to $74.1 million.  As of December 31, 2008, Farmer Mac recorded $119.9 million of ARC holdings and put rights at an amount equal to the par amount of these securities and $74.1 million at fair values of approximately 79 percent of par.  Farmer Mac believes it is likely the remaining $74.1 million of ARCs will be called or repurchased during the next two years.

As of September 30, 2008, Farmer Mac had an investment of $81.7 million in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  On September 15, 2008, Farmer Mac delivered a timely redemption request to redeem its entire investment in the Fund, but its confirmed redemption request was not honored.  The Fund announced on September 16, 2008 that the net asset value of the Fund decreased below $1.00 per share as a result of the valuing at zero the Fund’s holdings of debt securities issued by Lehman Brothers, but that all redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share.  On September 22, 2008, the Fund announced that redemptions of shares in the Fund were being suspended for the protection of the Fund’s investors pursuant to an SEC order until the financial markets allow an orderly liquidation to be effected.  Investments in money market funds are generally recorded in “Cash and cash equivalents” on the Corporation’s balance sheet; however, based on the foregoing information, as of September 30, 2008 the Corporation presented $39.2 million of its investment in the Fund as “Cash and cash equivalents” and $42.5 million of its unsettled trades with the Fund separately on the balance sheet as “Prepaid expenses and other assets,” both at net asset values of $1.00 per share.

On December 3, 2008, the Fund announced that it had adopted a Plan of Liquidation (the “Plan”) for the orderly liquidation of the assets of the Fund, to be implemented subject to the supervision of the SEC.  Under the terms of the Plan, interim distributions are to be made to shareholders pro rata out of Fund assets, up to the amount of a special reserve.  On February 26, 2009, the Fund announced its decision to initially set aside $3.5 billion in a special reserve to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the Fund.  The special reserve was estimated based upon a range of costs and expenses that might be included in the special reserve and may be increased or decreased as further information becomes available.  Interim distributions will continue to be made up to $0.9172 per share unless the Fund determines the need to increase the special reserve.  Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, have been paid or set aside for payment.

The Fund distributed cash to Farmer Mac of $64.4 million during fourth quarter 2008 and an additional $5.4 million on February 20, 2009.  As of December 31, 2008, Farmer Mac had $17.3 million of unsettled trades with the Fund presented as “Prepaid expenses and other assets” on the balance sheet. Farmer Mac believes that it will receive its remaining investment upon final distribution of the Fund; however it may take an extended period of time.  Farmer Mac will continue to monitor further developments with respect to the expected recovery of its remaining investment in the Fund.

The following table presents Farmer Mac’s five largest investments as of December 31, 2008:
		S&P Credit
Investment	Issuer	Rating	Amount[2]
			(in thousands)
GSE Preferred Stock	CoBank, ACB [1]	A	$88,500
GSE Preferred Stock	AgFirst Farm Credit Bank [1]	A	88,035
Corporate Debt	CoBank, ACB [1]	A	70,000
Corporate Debt	Goldman Sachs Group, Inc.	A	61,850
Corporate Debt	Merrill Lynch & Co., Inc. [3]	A	50,000

[1]	CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government- sponsored enterprise.
[2]	Investment balance does not include premiums paid or unrealized gains or losses on the securities.
[3]	Merrill Lynch & Co., Inc. was acquired by Bank of America in January 2009.

Capital Requirements.  The Act establishes three capital standards for Farmer Mac—minimum, critical and risk-based.  The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations, with the critical capital requirement equal to one-half of the minimum capital amount.  The Act does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.  For a discussion of the risk-based capital stress test, see “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—General.”  Certain enforcement powers are given to FCA depending upon Farmer Mac’s compliance with the capital standards.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels.”

As of December 31, 2008 and 2007, Farmer Mac was classified as within “level I” (the highest compliance level).  The following table sets forth Farmer Mac’s minimum capital requirement as of December 31, 2008 and 2007.

	December 31, 2008			December 31, 2007
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets as defined for determining statutory minimum capital	$5,145,139	2.75%	$141,491	$4,979,147	2.75%	$136,927
Outstanding balance of Farmer Mac
Guaranteed Securities held by others and LTSPCs	6,897,259	0.75%	51,730	6,492,056	0.75%	48,690
Financial Derivatives	34,032	0.75%	255	55,273	0.75%	415

Minimum capital level			193,476			186,032
Actual core capital			206,976			226,386

Capital surplus			$13,500			$40,354

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2008 was $57.3 million and Farmer Mac’s regulatory capital of $223.4 million exceeded that amount by approximately $166.1 million.

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac’s known fixed and determinable contractual obligations by payment date as of December 31, 2008.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)
Discount notes (1)	$2,129,584	$-	$-	$-	$2,129,584
Medium-term notes (1)	1,633,500	272,865	438,000	178,500	2,522,865
Interest payments on fixed-rate medium-term notes	72,920	69,252	50,750	12,682	205,604
Interest payments on floating-rate medium-term notes (2)	595	1,622	1,622	2,838	6,677
Operating lease obligations (3)	728	1,288	10	-	2,026
Purchase obligations (4)	808	458	230	-	1,496

(1)
Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts.  For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

(2)
Calculated using the effective interest rates as of December 31, 2008.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(3)
Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac’s minimum lease payments for office space.

(4)
Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2008 and therefore do not represent enforceable and legally binding obligations.  The table also does not include amounts due under the terms of employment agreements with members of senior management; nor does it include payments that are based on a varying outstanding loan volume (such as servicing and bond administration fees), as those payments are not known, fixed and determinable contractual obligations.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2008 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

Contingent Liabilities.  In conducting its loan purchase activities, Farmer Mac enters into mandatory and optional delivery commitments to purchase agricultural real estate mortgage loans and corresponding optional commitments to deliver Farmer Mac Guaranteed Securities.  As of December 31, 2008 and 2007, Farmer Mac had no optional delivery commitments to purchase loans or deliver Farmer Mac Guaranteed Securities outstanding.  In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy agricultural real estate mortgage loans at an undetermined future date.  The following table presents these significant commitments.

	As of December 31,
	2008	2007
	(in thousands)

LTSPCs	$2,224,181	$1,948,941

Mandatory commitments to purchase loans and USDA-guaranteed portions	26,735	16,994

Further information regarding commitments to purchase and sell loans is included in Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements.  Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) LTSPCs, and (2) Farmer Mac Guaranteed Securities.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  In performing its obligations related to LTSPCs and Farmer Mac Guaranteed Securities, Farmer Mac would have the right to enforce the underlying loans, and in the event of the default under the terms of those loans, would have access to the underlying collateral.

As of December 31, 2008 and 2007, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $6.9 billion and $6.5 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2008 and 2007:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2008	2007
	(in thousands)
Farmer Mac I obligations:
Farmer Mac I Guaranteed Securities	$4,642,983	$4,518,300
LTSPCs	2,224,181	1,948,941
Total Farmer Mac I obligations	6,867,164	6,467,241
Farmer Mac II Guaranteed Securities	30,095	24,815

Total off-balance sheet Farmer Mac I and II	$6,897,259	$6,492,056

See “—Risk Management—Credit Risk – Loans” and Note 2(c), Note 2(e), Note 5 and Note 12 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Note 2(o) and Note 12 to the consolidated financial statements for more information on LTSPCs.

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note 2(q) to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk from changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring and measuring its exposure to changes in interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk” for more information about Farmer Mac’s exposure to interest rate risk and its strategies to manage such risk.  For information regarding Farmer Mac’s use of financial derivatives and related accounting policies, see Note 2(h) and Note 6 to the consolidated financial statements.

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

Under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation under the COSO criteria, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2008 was effective.

Farmer Mac’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the internal control over financial reporting of Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Farmer Mac's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Farmer Mac's internal control over financial reporting based on our audit.

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

In our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of Farmer Mac and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to Farmer Mac’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 on January 1, 2008.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the accompanying consolidated balance sheets of Federal Agricultural Mortgage Corporation and subsidiary (“Farmer Mac”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Farmer Mac's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Federal Agricultural Mortgage Corporation and subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, Farmer Mac adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 on January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Farmer Mac's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on Farmer Mac's internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 16, 2009

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(in thousands)
Assets:
Cash and cash equivalents	$278,412	$101,445
Investment securities:
Available-for-sale, at fair value (includes securities pledged to counterparties of $7.2 million as of December 31, 2007)	1,072,096	2,616,187
Trading, at fair value	163,763	8,179
Total investment securities	1,235,859	2,624,366
Farmer Mac Guaranteed Securities:
Held-to-maturity, at amortized cost	-	959,865
Available-for-sale, at fair value	1,511,694	338,958
Trading, at fair value	939,550	-
Total Farmer Mac Guaranteed Securities	2,451,244	1,298,823
Loans:
Loans held for sale, at lower of cost or fair value	66,680	118,629
Loans held for investment, at amortized cost	718,845	649,280
Allowance for loan losses	(10,929)	(1,690)
Total loans, net of allowance	774,596	766,219

Real estate owned, at lower of cost or fair value	606	590
Financial derivatives, at fair value	27,069	2,288
Interest receivable	73,058	91,939
Guarantee and commitment fees receivable	61,109	57,804
Deferred tax asset, net	87,793	30,239
Prepaid expenses and other assets	117,561	3,900
Total Assets	$5,107,307	$4,977,613

Liabilities, Mezzanine Equity and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,757,099	$3,829,698
Due after one year	887,999	744,649
Total notes payable	4,645,098	4,574,347

Financial derivatives, at fair value	181,183	55,273
Accrued interest payable	40,470	50,004
Guarantee and commitment obligation	54,954	52,130
Accounts payable and accrued expenses	20,532	20,069
Reserve for losses	5,506	2,197
Total Liabilities	4,947,743	4,754,020

Commitments and Contingencies (Note 12)

Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000,150,000 shares authorized, issued and outstanding	144,216	-

Stockholders' Equity:
Preferred stock:
Series A, stated at redemption/liquidation value, $50 per share, 700,000 shares authorized	-	35,000
Series C, stated at redemption/liquidation value, $1,000 per share, 75,000 shares authorized, 9,200 issued and outstanding	9,200	-

Common stock:
Class A Voting, $1 par value, no maximum authorization	1,031	1,031
Class B Voting, $1 par value, no maximum authorization	500	500
Class C Non-Voting, $1 par value, no maximum authorization	8,601	8,364
Additional paid-in capital	95,572	87,134
Accumulated other comprehensive loss	(47,412)	(2,793)
Retained earnings/(accumulated deficit)	(52,144)	94,357
Total Stockholders' Equity	15,348	223,593
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$5,107,307	$4,977,613

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)

Interest income:
Investments and cash equivalents	$113,722	$174,196	$128,199
Farmer Mac Guaranteed Securities	96,417	77,797	75,437
Loans	45,556	45,765	46,286
Total interest income	255,695	297,758	249,922

Total interest expense	166,980	253,305	211,632

Net interest income	88,715	44,453	38,290
(Provision)/recovery for loan losses	(14,531)	215	2,396
Net interest income after (provision)/recovery for loan losses	74,184	44,668	40,686

Non-interest (loss)/income:
Guarantee and commitment fees	28,381	25,232	21,815
(Losses)/gains on financial derivatives	(130,403)	(39,947)	1,607
(Losses)/gains on trading assets	(10,639)	(327)	10
Impairment losses on available-for-sale investment securities	(106,240)	-	-
Gains on sale of available-for-sale investment securities	316	288	1,150
Gains on sale of Farmer Mac Guaranteed Securities	1,509	-	-
Gains on the repurchase of debt	864	-	-
Gains on the sale of real estate owned	-	130	809
Representation and warranty claims income	-	-	718
Other income	1,413	1,411	1,001
Non-interest (loss)/income	(214,799)	(13,213)	27,110

Non-interest expense:
Compensation and employee benefits	15,266	14,161	11,901
General and administrative	11,871	8,508	9,769
Regulatory fees	2,050	2,163	2,313
Real estate owned operating costs/(income), net	116	(28)	123
Provision/(recovery) for losses	3,309	73	(1,012)
Non-interest expense	32,612	24,877	23,094

(Loss)/income before income taxes	(173,227)	6,578	44,702

Income tax (benefit)/expense	(22,864)	(83)	12,689
Net (loss)/income	(150,363)	6,661	32,013
Preferred stock dividends	(3,717)	(2,240)	(2,240)
Net (loss)/income available to common stockholders	$(154,080)	$4,421	$29,773

Earnings per common share and dividends:
Basic (loss)/earnings per common share	$(15.40)	$0.43	$2.74
Diluted (loss)/earnings per common share	$(15.40)	$0.42	$2.68
Common stock dividends per common share	$0.40	$0.40	$0.40
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of year	700	$35,000	700	$35,000	700	$35,000
Issuance of Series C preferred stock	9	9,200	-	-	-	-
Redemption of Series A preferred stock	(700)	(35,000)	-	-	-	-
Balance, end of year	9	$9,200	700	$35,000	700	$35,000

Common stock:
Balance, beginning of year	9,895	$9,895	10,607	$10,607	11,091	$11,091
Issuance of Class C common stock	5	5	2	2	3	3
Repurchase and retirement of Class C common stock	(32)	(32)	(1,087)	(1,087)	(815)	(815)
Exercise of stock options	264	264	373	373	328	328
Balance, end of year	10,132	$10,132	9,895	$9,895	10,607	$10,607

Additional paid-in capital:
Balance, beginning of year		$87,134		$85,349		$83,058
Stock-based compensation expense		2,759		3,681		2,436
Issuance of Class C common stock		65		50		70
Repurchase and retirement of Class C common stock		(285)		(9,357)		(6,625)
Exercise of stock options		5,899		7,411		6,410
Balance, end of year		$95,572		$87,134		$85,349

Retained earnings/(accumulated deficit):
Balance, beginning of year		$94,357		$112,577		$101,633
Cumulative effect from the adoption of SFAS 159, net of tax		12,108		-		-
Balance as of January 1		106,465		112,577		101,633
Net (loss)/income		(150,363)		6,661		32,013
Preferred stock dividends		(3,717)		(2,240)		(2,240)
Common stock dividends		(4,015)		(4,119)		(4,334)
Repurchase and retirement of Class C common stock		(514)		(18,522)		(14,495)
Balance, end of year		$(52,144)		$94,357		$112,577

Accumulated other comprehensive (loss)/income:
Balance, beginning of year		$(2,793)		$4,956		$15,247
Cumulative effect from the adoption of SFAS 159, net of tax		(11,237)		-		-
Balance as of January 1		(14,030)		4,956		15,247
Change in unrealized gain/(loss) on available-for-sale securities, net of tax and reclassification adjustments		(33,657)		(8,122)		(10,835)
Change in unrealized gain/(loss) on financial derivatives, net of tax and reclassification adjustments		275		373		544
Balance, end of year		$(47,412)		$(2,793)		$4,956

Total Stockholders' Equity		$15,348		$223,593		$248,489

Comprehensive (loss)/income:
Net (loss)/income		$(150,363)		$6,661		$32,013
Changes in accumulated other comprehensive (loss), net of tax		(33,382)		(7,749)		(10,291)

Comprehensive (loss)/income		$(183,745)		$(1,088)		$21,722

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net (loss)/income	$(150,363)	$6,661	$32,013
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization/(accretion) of premiums and discounts on loans and investments	2,001	(2,435)	(2,459)
Amortization of debt premiums, discounts and issuance costs	79,404	130,810	129,390
Purchases of trading investment securities	-	(9,090)	-
Proceeds from repayment and sale of trading investment securities	6,675	5,749	1,776
Purchases of loans held for sale	(61,525)	(55,059)	(53,108)
Proceeds from repayment of loans held for sale	15,235	6,819	8,963
Net change in fair value of trading securities and financial derivatives	111,768	39,045	(6,197)
Gain on repurchase of debt	(864)	-	-
Amortization of SFAS 133 transition adjustment on financial derivatives	275	373	544
Impairment losses on available-for-sale investment securities	106,240	-	-
Gains on sale of Farmer Mac Guaranteed Securities	(1,509)	-	-
Gains on the sale of available-for-sale securities	(316)	(288)	(1,150)
Gains on the sale of real estate owned	-	(130)	(809)
Total (recovery)/provision for losses	17,840	(142)	(3,408)
Deferred income taxes	(40,378)	(17,090)	2,171
Stock-based compensation expense	2,759	3,680	2,436
Decrease/ (increase) in interest receivable	18,881	(18,437)	(6,036)
Increase in guarantee and commitment fees receivable	(3,305)	(17,061)	(18,573)
(Decrease)/increase in other assets	(113,247)	(652)	15,418
(Decrease)/increase in accrued interest payable	(9,534)	13,879	6,875
Increase in other liabilities	940	21,052	8,237
Net cash (used in)/provided by operating activities	(19,023)	107,684	116,083

Cash flows from investing activities:
Purchases of available-for-sale investment securities (1)	(1,185,437)	(4,201,668)	(3,983,479)
Purchases of Farmer Mac Guaranteed Securities	(623,179)	(227,229)	(241,323)
Purchases of loans held for investment	(135,097)	(72,650)	(45,565)
Purchases of defaulted loans	(58,279)	(3,911)	(9,623)
Proceeds from repayment of investment securities (2)	581,098	3,320,077	3,470,455
Proceeds from repayment of Farmer Mac Guaranteed Securities	263,858	246,683	227,008
Proceeds from repayment of loans held for investment	118,178	136,296	120,039
Proceeds from sale of available-for-sale investment securities	456,506	88,563	308,578
Proceeds from sale of Farmer Mac Guaranteed Securities	669,406	6,434	3,994
Proceeds from sale of real estate owned	-	1,537	3,440
Net cash provided by/(used in) investing activities	87,054	(705,868)	(146,476)

Cash flows from financing activities:
Proceeds from issuance of discount notes	126,824,163	119,707,961	90,259,882
Proceeds from issuance of medium-term notes	2,228,953	1,579,000	772,667
Payments to redeem discount notes	(126,990,012)	(120,064,662)	(90,278,381)
Payments to redeem medium-term notes	(2,070,136)	(1,373,550)	(283,000)
Tax benefit from tax deductions in excess of compensation cost recognized	381	616	1,220
Proceeds from common stock issuance	5,734	7,875	5,376
Purchases of common stock	(831)	(28,966)	(21,935)
Proceeds from preferred stock issuance	9,200	-	-
Repurchase of preferred stock	(35,000)	-	-
Proceeds from mezzanine equity issuance	144,216	-	-
Dividends paid on common and preferred stock	(7,732)	(6,359)	(6,574)
Net cash provided by/(used in) financing activities	108,936	(178,085)	449,255
Net increase/(decrease) in cash and cash equivalents	176,967	(776,269)	418,862
Cash and cash equivalents at beginning of period	101,445	877,714	458,852
Cash and cash equivalents at end of period	$278,412	$101,445	$877,714

(1)	Includes purchases of $349 million, $2.5 billion and $3.1 billion of auction rate certificates for 2008, 2007 and 2006, respectively. See Note 15.
(2)	Includes proceeds, through the normal auction process, of $286 million, $2.7 billion and $3.0 billion from auction rate certificates for 2008, 2007 and 2006, respectively. See Note 15.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1.	ORGANIZATION

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) is a stockholder-owned, federally chartered instrumentality of the United States organized and existing under Title VIII of the Farm Credit Act of 1971, as amended (12 U.S.C. §§ 2279aa et seq.) (the “Act”).  Farmer Mac was originally created by the United States Congress to establish a secondary market for agricultural real estate and rural housing mortgage loans.  This secondary market was designed to increase the availability of long-term credit at stable interest rates to America’s rural communities, farmers, ranchers and rural homeowners and to provide those borrowers with the benefits of capital markets pricing and product innovation.  In May 2008, Congress expanded Farmer Mac’s charter to authorize the Corporation to purchase, and to guarantee securities backed by, loans made by cooperative lenders to finance electrification and telecommunications systems in rural areas.

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to agricultural and rural utilities lenders by:

•	purchasing eligible loans directly from lenders;
•	guaranteeing securities representing interests in, or secured by, pools of eligible loans; and
•	issuing long-term standby purchase commitments (“LTSPCs”) for eligible loans.

Farmer Mac conducts these activities through three programs—Farmer Mac I, Farmer Mac II and Rural Utilities.  As of December 31, 2008, the total volume in all of Farmer Mac’s programs was $10.1 billion.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase mortgage loans secured by first liens on agricultural real estate.  Farmer Mac also guarantees securities representing interests in or obligations backed by pools of eligible mortgage loans.  The securities guaranteed by Farmer Mac under the Farmer Mac I program are referred to as “Farmer Mac I Guaranteed Securities.”  To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other specified standards that are discussed in “Business—Farmer Mac Programs—Farmer Mac I.”  As of December 31, 2008, outstanding loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs in the Farmer Mac I program totaled $8.0 billion.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (the “USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”).  As of December 31, 2008, outstanding Farmer Mac II Guaranteed Securities totaled $1.0 billion.

Farmer Mac’s Rural Utilities program, which is separate from the Farmer Mac I and Farmer Mac II programs, was initiated during second quarter 2008 after Congress expanded Farmer Mac’s authorized secondary market activities to include rural utilities loans.  Farmer Mac’s activities under this program will be similar to those conducted under the Farmer Mac I program—loan purchases, guarantees of securities (“Farmer Mac Guaranteed Securities – Rural Utilities”) and issuance of LTSPCs—with respect to eligible rural utilities loans.  To be eligible for the Rural Utilities program, loans must meet Farmer Mac’s credit underwriting and other specified standards that are discussed in “Business—Farmer Mac Programs—Rural Utilities.”  To date, Farmer Mac has retained in its portfolio all of the Farmer Mac Guaranteed Securities – Rural Utilities under this program and has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2008, outstanding Farmer Mac Guaranteed Securities – Rural Utilities totaled $1.1 billion.

Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities are sometimes collectively referred to as “Farmer Mac Guaranteed Securities.”  Farmer Mac securitizes both (1) loans eligible under its three programs and (2) general obligations of lenders secured by pools of eligible loans, and then guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  AgVantage® is a registered trademark of Farmer Mac that is used to designate Farmer Mac’s guarantees of securities that are related to general obligations of issuers that are secured by pools of eligible loans.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac’s two principal sources of revenue are:

•	guarantee and commitment fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	net interest income earned on its portfolio of Farmer Mac Guaranteed Securities, loans and investments, net of interest expense incurred on related debt instruments issued by Farmer Mac.

Farmer Mac funds its “program” purchases of Farmer Mac Guaranteed Securities and eligible loans primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2008, Farmer Mac had $2.1 billion of discount notes and $2.5 billion of medium-term notes outstanding.  To the extent the proceeds of debt issuance exceed Farmer Mac’s need to fund program assets, those proceeds are invested in “non-program” investments that must comply with regulations promulgated by the Farm Credit Administration (“FCA”), including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the “Investment Regulations”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”).  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, other-than temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

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

(b)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with original maturities of three months or less to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash paid during the year for:
Interest	$103,517	$119,700	$80,211
Income taxes	30,069	7,809	10,500
Non-cash activity:
Real estate owned acquired through foreclosure	16	-	1,384
Loans acquired and securitized as Farmer Mac Guaranteed Securities	98,843	1,324	3,994
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	-	681,732	1,034,860
Reclassification of unsettled trades with The Reserve Primary Fund from Cash and cash equivalents to Prepaid expenses and other assets	42,489	-	-
Transfers of investment securities from available-for-sale to trading from the effect of adopting SFAS 159	600,468	-	-
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting SFAS 159	428,670	-	-
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to available-for-sale	493,997	-	-
Transfers of Farmer Mac I Guaranteed Securities from held-to-maturity to available-for-sale	25,458	-	-
Transfers of available-for-sale investment securities to available-for-sale Farmer Mac Guaranteed Securities - Rural Utilities	902,420	-	-
Transfers of trading investment securities to trading
Farmer Mac Guaranteed Securities - Rural Utilities	459,026	-	-

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

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.  Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or market.  The net unamortized purchase premiums for loans held for investment and loans held for sale as of December 31, 2008 and 2007 were $3.1 million and $4.4 million, respectively.

(e)	Securitization of Loans

Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred.  Farmer Mac or third parties transfer agricultural real estate mortgage loans or rural utilities loans into trusts that are used as vehicles for the securitization of the transferred loans.  The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third party investors.  Farmer Mac guarantees the timely payment of principal and interest on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee.  Farmer Mac recognizes guarantee fees on an accrual basis over the terms of the Farmer Mac Guaranteed Securities, which coincide with the terms of the underlying loans.  As such, no guarantee fees are unearned at the end of any reporting period.  Farmer Mac accounts for its Farmer Mac Guaranteed Securities in accordance with provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  In accordance with FIN 45, guarantee fees represent a reduction of the obligation under the guarantee based on amortization using the actual prepayment experience on the underlying loans.  If Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon the loan purchase.

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

Transfers of loans into trusts in which Farmer Mac surrenders control over the financial assets and receives compensation other than beneficial interests in the underlying loans are recorded as sales under SFAS 140.  The carrying amount of the assets that are transferred in these transactions is allocated between the assets sold and the interests retained, if any, based on the relative fair values of each at the date of the transfer.  A gain or loss is included in income for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability in accordance with SFAS 133.  As discussed in Note 6, Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives in the consolidated statements of operations.

(i)	Notes Payable

Notes payable are classified as due within one year or due after one year based on their contractual maturities.  Debt issuance costs and premiums and discounts are deferred and amortized to net interest income or expense using the effective interest method over the contractual life of the related debt.

(j)	Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held, real estate owned and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors, including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio;
•	historical charge-off and recovery activities of the portfolio; and
•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Farmer Mac separately evaluates the cooperative lender obligations and loans underlying its Farmer Mac Guaranteed Securities – Rural Utilities to determine if there are probable losses inherent in the securities or the underlying rural utilities loans.

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

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, in accordance with SFAS 5 and SFAS 114.

No allowance for losses has been provided for loans underlying AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of December 31, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2008, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2008, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

(k)	(Loss)/Earnings Per Common Share

Basic (loss)/earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted (loss)/earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options and stock appreciation rights (“SARs”).  The following schedule reconciles basic and diluted (loss)/earnings per share of common stock (“EPS”) for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008			2007			2006

	Net Loss	Shares	$ per Share	Net Income	Shares	$ per Share	Net Income	Shares	$ per Share
	(in thousands, except per share amounts)

Basic EPS
Net (loss)/income available to common stockholders	$(154,080)	10,007	$(15.40)	$4,421	10,369	$0.43	$29,773	10,868	$2.74

Effect of dilutive securities:
Stock options and SARs (1)	-	-	-	-	222	(0.01)	-	253	(0.06)

Diluted EPS	$(154,080)	10,007	$(15.40)	$4,421	10,591	$0.42	$29,773	11,121	$2.68
(1) For the years ended December 31, 2008, 2007 and 2006, stock options and SARs of 2,377,544, 380,506 and 452,506 respectively, were outstanding but not included in the computation of diluted (loss)/earnings per share of common stock because they were anti-dilutive.

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate.  Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

Prior to 2007, income tax uncertainty was accounted for in accordance with the guidance of SFAS 5.  Effective January 1, 2007, Farmer Mac adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, and related FASB Staff Positions (“FIN 48”) to account for income tax uncertainty.  FIN 48 uses a two-step approach in which income tax benefits are recognized if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50 percent) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation process.  The amount of tax benefit recognized is then measured at the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date.

(m)	Stock-Based Compensation

Effective January 1, 2006, Farmer Mac adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) using the modified prospective method of transition, which requires (1) the recognition of compensation expense for the non-vested portion of previously issued awards that remain outstanding as of the initial date of adoption and (2) the recognition of compensation expense for any awards issued or modified after December 31, 2005.  Accordingly, prior period amounts have not been retrospectively adjusted for this change.  The adoption resulted in the recognition of $0.9 million, $1.4 million, and $1.7 million of compensation expense during 2008, 2007 and 2006, respectively, related to the non-vested portion of previously issued stock option awards that were outstanding as of December 31, 2005.  Additionally, Farmer Mac recognized $1.9 million, $2.2 million and $0.7 million of compensation expense related to stock options and SARs awarded subsequent to December 31, 2005, for 2008, 2007 and 2006, respectively.  As of December 31, 2008, all stock options granted prior to 2006 were fully vested.

(n)	Comprehensive (Loss)/Income

Comprehensive (loss)/income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive (loss)/income for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Net (loss)/income	$(150,363)	$6,661	$32,013

Available-for-sale securities, net of tax:
Net unrealized holding losses	(70,067)	(7,935)	(10,087)
Reclassification adjustment for realized losses/(gains)	36,410	(187)	(748)
Net change from available-for-sale securities (1)	(33,657)	(8,122)	(10,835)

Financial derivatives, net of tax:
Reclassification for amortization of SFAS 133 transition adjustment (2)	275	373	544

Other comprehensive loss, net of tax	(33,382)	(7,749)	(10,291)

Comprehensive (loss)/income	$(183,745)	$(1,088)	$21,722
(1)	Unrealized losses on available for sale securities is shown net of income tax benefit of $18.1 million, $4.4 million and $5.8 million in 2008, 2007 and 2006, respectively.
(2)	Amortization of SFAS 133 transition adjustment is shown net of income tax expense of $0.1 million, $0.2 million and $0.3 million in 2008, 2007 and 2006, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive (loss)/income as of December 31, 2008, 2007 and 2006 and changes in the components of accumulated other comprehensive (loss)/income for the years ended December 31, 2008, 2007 and 2006.
	As of December 31,
	2008	2007	2006
	(in thousands)
Available-for-sale securities:
Beginning balance	$(2,320)	$5,802	$16,637
Reclassification adjustment to retained earnings for SFAS 159 adoption, net of tax	(11,237)	-	-
Adjusted beginning balance	(13,557)	5,802	16,637
Net unrealized losses, net of tax	(33,657)	(8,122)	(10,835)
Ending balance	$(47,214)	$(2,320)	$5,802

Financial derivatives:
Beginning balance	$(473)	$(846)	$(1,390)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	275	373	544
Ending balance	$(198)	$(473)	$(846)

Accumulated other comprehensive (loss)/income, net of tax	$(47,412)	$(2,793)	$4,956

(o)	Long-Term Standby Purchase Commitments

Farmer Mac accounts for its LTSPCs in accordance with provisions of FIN 45.  Commitment fee income represents a reduction of the commitment obligation based on amortization using the actual prepayment experience on the underlying loans.  See Note 2(j) for Farmer Mac’s policy for estimating probable losses for LTSPCs.

(p)	Fair Value

Effective January 1, 2008, Farmer Mac adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that ranks the quality and reliability of the inputs to valuation techniques used to measure fair value.  The hierarchy gives highest rank to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest rank to unobservable inputs (Level 3 measurements).

Farmer Mac’s assessment of the significance of the input to the fair value measurement requires judgment, and considers factors specific to the financial instrument.  Both observable and unobservable inputs may be used to determine the fair value of positions that Farmer Mac has classified within the Level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in long-dated volatilities) inputs.

Effective January 1, 2008, Farmer Mac adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies an irrevocable option to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  On January 1, 2008 Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain Farmer Mac II Guaranteed Securities that were classified as held-to-maturity on January 1, 2008.

See Note 13 for more information regarding fair value measurement.

(q)	New Accounting Standards

Farmer Mac adopted SFAS 157 and SFAS 159 on January 1, 2008.  Refer to Note 2(p) and Note 13 for further information on the adoption of these accounting standards.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), which expressed the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings.  SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  SAB 109 revises the SEC’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109 retains the SEC’s views on incorporating net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  SAB 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  Farmer Mac adopted this statement on January 1, 2008 and the impact of adoption was not material to its financial condition, results of operations or cash flows.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”).  This FSP amends FIN 39 to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements.  The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements.  If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007.   Farmer Mac adopted this statement on January 1, 2008 and the impact of adoption was not material to its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement will be applied prospectively as of the beginning of the fiscal year in which this statement is initially adopted, or January 1, 2009 for Farmer Mac.  Farmer Mac does not expect the adoption of this statement to have a material impact to its financial condition, results of operations or cash flows in future periods.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  This standard applies to derivative instruments, non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since SFAS 161 only requires additional disclosures, it will not have an impact on Farmer Mac’s financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Farmer Mac does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows in future periods.

In September 2008, the FASB issued three separate but related Exposure Drafts for public comment.  The proposed FASB Statements, Accounting for Transfers of Financial Assets and Amendments to FASB Interpretation No. 46(R), address amendments to SFAS 140 and to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.  The two proposed FASB statements would be effective for fiscal years beginning after November 15, 2009.  The proposed statements, amending SFAS 140 and FIN 46(R), would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and remove the exception from applying FIN 46(R) to QSPEs.  While the proposed standards have not been finalized, these changes may result in the consolidation of assets and liabilities onto Farmer Mac’s consolidated balance sheet in connection with trusts that currently qualify for the QSPE exception.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The example emphasizes the principles of SFAS 157, including the objective of fair value, the necessary considerations pertaining to distressed transactions, the relevance of observable data, management’s assumptions about nonperformance and liquidity risks, third-party pricing quotes and disclosure requirements.  The FSP became effective on October 10, 2008 and applies to prior periods for which financial statements have not yet been issued.  Entities must account for revisions to fair value estimates resulting from the adoption of the FSP as a change in accounting estimate under SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, but do not need to provide the disclosures required by that Statement.  Farmer Mac adopted the provisions of FSP 157-3 on September 30, 2008 due to the lack of an active market for its investments in GSE preferred stock issued by CoBank, ACB and AgFirst Farm Credit Bank.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP No. FAS 140-4 and FIN 46R-8”).  FSP No. FAS 140-4 and FIN 46R-8 amends the disclosure requirements of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46R and is effective for the first reporting period ending after December 15, 2008, or December 31, 2008 for Farmer Mac.  The adoption of FSP No. FAS 140-4 and FIN 46R-8 did not have a material impact on Farmer Mac’s financial condition, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP 99-20-1”).  FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.  The objective of FSP 99-20-1 was to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  An entity with beneficial interests within the scope of FSP 99-20-1 is no longer required to solely consider market participant assumptions when evaluating cash flows for an adverse change that would be indicative of other-than-temporary impairment.  FSP 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements of SFAS 115 and other related guidance.  FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008.  Retrospective application to a prior interim or annual reporting period is not permitted.  Farmer Mac does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or cash flows in future periods.

(r)	Reclassifications

Certain reclassifications of prior year information were made to conform to the 2008 presentation.

3.	RELATED PARTY TRANSACTIONS

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

Although Farmer Mac conducted business during 2006 with Farm Credit of Western New York, ACA, information about those transactions is not included below because that institution was not a related party during that year. Likewise, Farmer Mac conducted business during 2007 and 2006 with Farm Credit West, ACA; however, information about those transactions is not included below because that institution was not a related party during those years.  Farm Credit West became a related party in 2008 as a result of a merger in April 2008 between that institution and Sacramento Valley Farm Credit, ACA, which was a related party in 2006 and 2007.  All transactions with Sacramento Valley Farm Credit during 2008 that occurred prior to the merger are included in the transactions reported for Farm Credit West in 2008.

During 2008, Farmer Mac purchased newly originated and current seasoned eligible loans from 74 entities (the top ten institutions generated 76.9 percent of the purchase volume), placed loans under LTSPCs with 23 entities and conducted Farmer Mac II transactions with 187 entities operating throughout the United States.  During 2007, Farmer Mac purchased newly originated and current seasoned eligible loans from 75 entities (the top ten institutions generated 68.8 percent of the purchase volume), placed loans under LTSPCs with 21 entities and conducted Farmer Mac II transactions with 151 entities operating throughout the United States.  All related party transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other third party.

Long-Term Standby Purchase Commitments with Related Parties:
For all of the LTSPC transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity.  Farmer Mac’s LTSPC activity with related parties in 2008, 2007 and 2006 is presented below:

	For the Year Ended December 31,
	2008		2007		2006
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance
	(dollars in thousands)
New extensions:
AgFirst Farm Credit Bank	297	$69,202	709	$124,605	53	$26,467
AgStar Financial Services, ACA	180	74,555	1,837	369,347	1,437	232,317
Farm Credit Bank of Texas	375	185,378	742	284,198	354	179,880
Farm Credit of Western New York, ACA	-	-	1	545	-	-
Farm Credit West, ACA	5	13,262	-	-	-	-
Sacramento Valley Farm Credit, ACA	-	-	6	8,457	2	7,151

	As of December 31,
	2008		2007
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance
	(dollars in thousands)
Aggregate LTSPCs outstanding:
AgFirst Farm Credit Bank	2,700	$397,454	2,898	$421,333
AgStar Financial Services, ACA *	405	191,359	258	152,056
Farm Credit Bank of Texas	1,545	533,495	1,408	466,734
Farm Credit of Western New York, ACA	118	40,234	128	44,836
Farm Credit West, ACA	81	101,828	-	-
Sacramento Valley Farm Credit, ACA **	-	-	11	13,582

*
During 2007 and 2006, AgStar Financial Services, ACA converted $400.2 million and $341.2 million, respectively, of existing LTSPCs to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of the converted securities as of December 31, 2008 and 2007 was $533.5 million and $639.1 million, respectively.

**
During 2006, Sacramento Valley Farm Credit, ACA converted $129.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities.  As of December 31, 2008 and 2007, the outstanding principal balance of the converted securities was $99.6 million and $113.1 million, respectively.

For the years ended December 31, 2008, 2007 and 2006, Farmer Mac earned the following commitment fees from related parties:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Commitment fees earned by Farmer Mac:
AgFirst Farm Credit Bank	$1,768	$1,586	$1,836
AgStar Financial Services, ACA	1,402	865	964
Farm Credit Bank of Texas	1,780	1,349	698
Farm Credit of Western New York, ACA	219	244	-
Farm Credit West, ACA	301	-	-
Sacramento Valley Farm Credit, ACA	-	27	631

As of December 31, 2008 and 2007, Farmer Mac had the following commitment fees receivable from related parties:

	As of December 31,
	2008	2007
	(in thousands)
AgFirst Farm Credit Bank	$247	$271
AgStar Financial Services, ACA	93	85
Farm Credit Bank of Texas	167	149
Farm Credit of Western New York, ACA	17	19
Farm Credit West, ACA	25	-
Sacramento Valley Farm Credit, ACA	-	3

Zions First National Bank:
The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates (“Zions”), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock, during 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008		2007		2006
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance
	(dollars in thousands)
Purchases:
Loans	148	$71,673	80	$45,723	65	$26,195
USDA-guaranteed portions	5	636	11	2,333	25	6,143
Sales of Farmer Mac
Guaranteed Securities		96,143		-		-

The purchases of loans from Zions under the Farmer Mac I program represented approximately 36.5 percent, 35.8 percent and 26.6 percent of Farmer Mac I loan purchase volume for the years ended December 31, 2008, 2007 and 2006, respectively.  Those purchases represented 6.0 percent, 2.0 percent, and 0.9 percent of total program volume, respectively.  The purchases of USDA-guaranteed portions under the Farmer Mac II program from Zions represented approximately 0.2 percent, 1.1 percent and 2.6 percent of that program’s volume for the years ended December 31, 2008, 2007 and 2006, respectively.

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Guarantee fees received by Farmer Mac	$1,821	$2,016	$2,260
Servicing fees received by Zions	1,533	1,558	1,594
Underwriting and loan file review fees received by Zions	13	15	16
Litigation expenses reimbursed to Zions	-	-	5
Discount note commissions received by Zions	39	17	19
Commercial paper interest earned by Farmer Mac	-	245	-

Zions received commissions for acting as dealer with respect to approximately $823.2 million, $730.0 million and $737.5 million par value of Farmer Mac discount notes during 2008, 2007 and 2006, respectively.

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional principal amount of approximately $131.9 million and $162.0 million as of December 31, 2008 and 2007, respectively.  As of December 31, 2008 and 2007, Farmer Mac had net interest payable to Zions under those contracts of approximately $1.8 million and $1.5 million, respectively.  As of December 31, 2007, Zions pledged $3.3 million of securities as collateral under those contracts.

In May 2005, Farmer Mac entered into a 3-year lease agreement with Zions for office space in Ames, Iowa, under which the annual rental expense will be $20,620.  In 2008, 2007 and 2006, Farmer Mac paid Zions $8,591, $22,338 and $18,901, respectively, under that lease agreement, which expired according to its terms during 2008.

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

In 2008, 2007 and 2006, AgFirst received $26,000, $32,000 and $39,000, respectively, in servicing fees for its work as a Farmer Mac central servicer.

AgFirst owns Farmer Mac I Guaranteed Securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last 10 percent.  As of December 31, 2008 and 2007, the outstanding balance of those securities owned by AgFirst was $464.7 million and $532.2 million, respectively.  Farmer Mac received guarantee fees of $0.3 million for each of 2008 and 2007, with respect to those securities.

In 2008, 2007 and 2006, Farmer Mac paid AgFirst $2,000, $2,000 and $1,000, respectively, for marketing expenses related to Farmer Mac programs.

In 2008, 2007 and 2006, Farmer Mac received guarantee fees of $59,000, $70,000 and $87,000, respectively, on the Farmer Mac I Guaranteed Securities held by AgFirst.

Farmer Mac also owned $88.0 million of AgFirst preferred stock as of December 31, 2008, 2007 and 2006.

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

In November 2004, Farmer Mac and AgStar entered into a strategic alliance agreement as part of Farmer Mac’s efforts to capture a greater share of the market and to serve a cross-section of agricultural lenders in many areas of the nation.  Under the terms of that agreement, Farmer Mac paid AgStar $100,000 in 2005 for joint marketing expenses.  In 2008, 2007 and 2006, Farmer Mac paid AgStar $4,000, $5,000 and $3,000, respectively, for marketing expenses related to Farmer Mac programs.

In 2008, 2007 and 2006, AgStar received $1.9 million, $1.9 million and $0.8 million, respectively in servicing fees for its work as a Farmer Mac central servicer.

In 2008, 2007 and 2006, Farmer Mac purchased $0.3 million, $0.7 million and $3.6 million principal amount of current loans, respectively, from AgStar under the Farmer Mac I program. In addition, during 2008 Farmer Mac purchased from AgStar $53.2 million of defaulted loans related to five ethanol plants pursuant to the terms of an LTSPC agreement.

During 2008, 2007 and 2006, Farmer Mac sold Farmer Mac I Guaranteed Securities to AgStar in the amount of $2.7 million, $1.3 million and $4.0 million, respectively.  Those sales did not result in a gain or loss to Farmer Mac.

During 2008, no existing LTSPCs were converted to Farmer Mac I Guaranteed Securities; however, during 2007 and 2006, $400.2 million and $341.2 million, respectively, of existing LTSPCs were converted to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of the converted securities as of December 31, 2008 and 2007 was $533.5 million and $639.1 million, respectively.  Farmer Mac received $2.4 million and $2.3 million in guarantee fees on those securities during 2008 and 2007, respectively.

Other Related Party Transactions:
For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from (1) a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity or (2) the entity being a large holder of Farmer Mac voting common stock.

The following is a summary of purchases of loans and USDA-guaranteed portions from other related parties during 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008		2007		2006
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance
	(dollars in thousands)
Purchases:
Loans:
First Dakota National Bank	15	$4,849	14	$5,943	4	$918
USDA-guaranteed portions:
Bath State Bank	26	7,232	22	5,405	28	5,535
First Dakota National Bank	-	-	8	2,364	24	4,613

Farmer Mac received the following guarantee fees with respect to transactions with other related parties:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Bath State Bank	$73	$65	$71
First Dakota National Bank	228	271	276

During 2006, Sacramento Valley Farm Credit, ACA converted $129.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of the converted securities as of December 31, 2008 and 2007 was $99.6 million and $113.1 million, respectively.  Farmer Mac received $0.2 million, $0.6 million and $53,000 in guarantee fees on those securities during 2008, 2007 and 2006, respectively.  In 2008, 2007 and 2006, Sacramento Valley Farm Credit, ACA received $0.1 million, $0.4 million and $32,000, respectively, in servicing fees for its work as a Farmer Mac central servicer.

During 2003, Farm Credit West, ACA converted a $722.3 million LTSPC into Farmer Mac I Guaranteed Securities.  As of December 31, 2008, the aggregate outstanding balance of those Farmer Mac Guaranteed Securities was $657.0 million.  Farmer Mac understands that the current owner of those Farmer Mac Guaranteed Securities is U.S. AgBank, FCB, which is a major holder of Farmer Mac Class B voting common stock.  In 2008, Farmer Mac received $3.3 million in guarantee fees on those securities.  In 2008, Farm Credit West, ACA received $2.4 million in servicing fees for its work as a Farmer Mac central servicer.  During 2008, Sacramento Valley Farm Credit, ACA merged with Farm Credit West, ACA.

As of December 31, 2008, 2007 and 2006, Farmer Mac owned $88.5 million of preferred stock and, as of December 31, 2008 and 2007, $70 million of subordinated debt issued by CoBank, ACB (“CoBank”).  CoBank is a major holder of Farmer Mac Class B voting common stock.

On September 30, 2008, Farmer Mac sold 60,000 shares of Series B-1 Preferred Stock (as defined in Note 9) to AgFirst; AgriBank, FCB; CoBank; Farm Credit Bank of Texas; and U.S. AgBank, FCB (collectively, the “Series B-1 Investors”).  Each of the Series B-1 Investors is a member of the Farm Credit System and, as of December 31, 2008, together owned in the aggregate approximately 97.42% of the shares of Farmer Mac’s Class B Voting Common Stock.  Also on September 30, 2008, Farmer Mac sold 5,000 shares of Series B-2 Preferred Stock (as defined in Note 9) to Zions Bancorporation, an affiliate of Zions.

4.	INVESTMENT SECURITIES

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of December 31, 2008 and 2007.

	As of December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$193,950	$-	$(15,373)	$178,577
Floating rate asset-backed securities	85,005	1	(3,750)	81,256
Floating rate corporate debt securities	458,428	-	(39,363)	419,065
Floating rate Governemnt/GSE guaranteed mortgage-backed securities	338,907	270	(3,512)	335,665
Fixed rate GSE guaranteed mortgage-backed securities	7,375	188	-	7,563
Floating rate GSE subordinated debt	70,000	-	(20,811)	49,189
Floating rate GSE preferred stock	781	-	-	781
Total available-for-sale	1,154,446	459	(82,809)	1,072,096

Trading:
Floating rate asset-backed securities	7,494	-	(5,283)	2,211
Fixed rate GSE preferred stock	180,579	-	(19,027)	161,552
Total trading	188,073	-	(24,310)	163,763
Total investment securities	$1,342,519	$459	$(107,119)	$1,235,859

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.  See Note 15 to the consolidated financial statements for more information on these auction-rate certificates.

	As of December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Fixed rate certificates of deposit	$181,864	$-	$-	$181,864
Fixed rate commercial paper	66,339	-	-	66,339
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	131,544	-	-	131,544
Floating rate asset-backed securities	30,000	13	-	30,013
Floating rate corporate debt securities	561,193	1	(19,345)	541,849
Fixed rate corporate debt securities (2)	501,490	138	(3)	501,625
Fixed rate mortgage-backed securities (3)	401,309	14,504	-	415,813
Floating rate Government/GSE guaranteed mortgage-backed securities (4)	437,680	5,016	(192)	442,504
Fixed rate GSE guaranteed mortgage-backed securities	8,330	1	(47)	8,284
Floating rate GSE subordinated debt	70,000	-	(4,397)	65,603
Floating rate GSE preferred stock	52,500	-	(6,406)	46,094
Fixed rate GSE preferred stock	181,873	4,206	(1,424)	184,655
Total available-for-sale	2,624,122	23,879	(31,814)	2,616,187

Trading:
Floating rate asset-backed securities	8,432	-	(253)	8,179
Total trading	8,432	-	(253)	8,179
Total investment securities	$2,632,554	$23,879	$(32,067)	$2,624,366

(1)
AAA-rated callable auction-rate certificates collateralized by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States, the interest rates of which are reset through an auction process, most commonly at intervals of 28 days.  See Note 15 for more information on these auction-rate certificates.

(2)	Corporate debt securities include $500 million of mission-related investments.
(3)	Fixed rate mortgage-backed securities is comprised of mission-related investments. These investments became Farmer Mac Guaranteed Securities on June 20, 2008.
(4)
Includes $7.2 million fair value of floating rate GSE mortgage-backed securities that Farmer Mac has pledged as collateral and for which the counterparty has the right to sell or repledge.  See Note 6 for further information.

During 2008, Farmer Mac recorded other-than-temporary impairment losses of $51.7 million related to its investment in Fannie Mae floating rate preferred stock.  The carrying value of this investment was written down to its fair value of $0.8 million as of December 31, 2008 and the impairment loss was recognized as “Impairment losses on available-for-sale investment securities” in the consolidated statements of operations.

During 2008, Farmer Mac recorded other-than-temporary impairment losses of $54.5 million related to its investment in Lehman Brothers Holdings Inc. senior debt securities.  The amortized cost of this investment was written down to its fair value of $5.4 million as of December 31, 2008 and the impairment loss was recognized as “Impairment losses on available-for-sale investment securities” in the consolidated statements of operations.  There were no other-than-temporary impairment losses recognized during 2007 and 2006.

During 2008, Farmer Mac realized gross gains of $0.6 million and gross losses of $0.3 million from the sale of securities from its available-for-sale investment portfolio.  During 2007 and 2006, Farmer Mac realized gross gains from the sale of securities from its available-for-sale investment portfolio of $0.3 million and $1.2 million, respectively.

As of December 31, 2008, Farmer Mac’s trading securities had a fair value of $163.8 million, which reflects an unrealized loss of $24.3 million.  As of December 31, 2007, Farmer Mac’s trading securities had a fair value of $8.2 million, which reflects an unrealized loss of $0.3 million.  As of December 31, 2008 and 2007, unrealized losses on available-for-sale securities were as follows:

	As of December 31, 2008
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$19,858	$(142)	$393,808	$(39,221)
Floating rate asset-backed securities	80,605	(3,750)	-	-
Floating rate Government guaranteed auction-rate certificates	58,727	(15,373)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	263,516	(3,138)	10,751	(374)
Floating rate GSE subordinated debt	-	-	49,189	(20,811)
Total	$422,706	$(22,403)	$453,748	$(60,406)

	As of December 31, 2007
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$493,458	$(16,732)	$47,369	$(2,613)
Fixed rate corporate debt securities	1,488	(3)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	35,610	(185)	499	(7)
Fixed rate GSE guaranteed mortgage-backed securities	-	-	7,748	(47)
Floating rate GSE subordinated debt	65,603	(4,397)	-	-
Floating rate GSE preferred stock	-	-	46,094	(6,406)
Fixed rate GSE preferred stock	89,385	(1,424)	-	-
Total	$685,544	$(22,741)	$101,710	$(9,073)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to December 31, 2008 and 2007, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities, even though there has not been significant deterioration in the credit ratings of the securities.  As of December 31, 2008 and December 31, 2007, all of the investment securities in an unrealized loss position were rated at least “A” by Standard & Poor’s, except two that were rated “BBB+” and “BBB-” as of December 31, 2008.  The unrealized losses were on 116 and 65 individual investment securities as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, 34 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $60.4 million.  As of December 31, 2007, 11 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $9.1 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition.  Securities with unrealized losses aged 12 months or more have a fair value as of December 31, 2008 that is at least 70 percent of their amortized cost basis and, on average, approximately 88 percent of their amortized cost basis. Farmer Mac believes that all aged unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale investment securities represent other-than-temporary impairment as of December 31, 2008.  Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

Farmer Mac did not own any held-to-maturity investments as of December 31, 2008 and 2007.  As of December 31, 2008, Farmer Mac owned trading investment securities with an amortized cost of $188.1 million, a fair value of $163.8 million and a weighted average yield of 7.99 percent.  As of December 31, 2007, Farmer Mac owned trading investment securities with an amortized cost of $8.4 million, a fair value of $8.2 million, and a weighted average yield of 8.74 percent.  The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2008 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	As of December 31, 2008
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
Due within one year	$164,114	$159,341	1.32%
Due after one year through five years	334,044	297,906	3.14%
Due after five years through ten years	119,814	118,102	3.42%
Due after ten years	536,474	496,747	3.45%
Total	$1,154,446	$1,072,096	3.05%

5.      FARMER MAC GUARANTEED SECURITIES

As of December 31, 2008 and 2007, Farmer Mac on-balance sheet Guaranteed Securities included the following:

	December 31, 2008
	Held-to-	Available-
	Maturity	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$-	$349,292	$-	$349,292
Farmer Mac II	-	522,565	496,863	1,019,428
Farmer Mac Guaranteed Securities - Rural Utilities	-	639,837	442,687	1,082,524
Total	$-	$1,511,694	$939,550	$2,451,244

	December 31, 2007
	Held-to-	Available-
	Maturity	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$33,961	$338,958	$-	$372,919
Farmer Mac II	925,904	-	-	925,904
Farmer Mac Guaranteed Securities - Rural Utilities	-	-	-	-
Total	$959,865	$338,958	$-	$1,298,823

The following table sets forth the amortized cost, unrealized gains and losses and estimated fair values of on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2008 and 2007.

	December 31, 2008
	Held-to-	Available-
	Maturity	for-Sale	Trading	Total
	(in thousands)
Amortized cost	$-	$1,501,980	$907,506	$2,409,486
Unrealized gains	-	23,727	32,044	55,771
Unrealized losses	-	(14,013)	-	(14,013)
Fair value	$-	$1,511,694	$939,550	$2,451,244

	December 31, 2007
	Held-to-	Available-
	Maturity	for-Sale	Trading	Total
	(in thousands)
Amortized cost	$959,865	$334,592	$-	$1,294,457
Unrealized gains	628	5,412	-	6,040
Unrealized losses	(1,562)	(1,046)	-	(2,608)
Fair value	$958,931	$338,958	$-	$1,297,889

Effective September 30, 2008, Farmer Mac transferred $518.6 million of its Farmer Mac Guaranteed Securities classified as held-to-maturity to available-for-sale.  This transfer resulted in the recognition of unrealized gains of $2.3 million and unrealized losses of $1.4 million.  This change in classification and the resulting recognition of unrealized gains and losses do not affect Farmer Mac’s regulatory core capital or Farmer Mac’s intent to hold such securities in loss positions until the earlier of recovery or maturity.  Farmer Mac transferred these assets since the Corporation is evaluating strategies to further strengthen its capital position, including for example, additional asset sales as well as offerings of common and preferred equity.  Farmer Mac does not currently classify any Farmer Mac Guaranteed Securities or investment securities as held-to-maturity.

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2008 and December 31, 2007, as applicable.  The available-for-sale unrealized losses were on 9 individual securities as of both dates.

As of December 31, 2008, one of the available-for-sale Farmer Mac Guaranteed Securities in a loss position had been in a loss position for more than 12 months and had a total unrealized loss of less than one thousand dollars.  As of December 31, 2007, four of the available-for-sale Farmer Mac Guaranteed Securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $1.0 million.  The unrealized losses on those securities are due to overall increases in market interest rates.  As of December 31, 2008, the available-for-sale security with an unrealized loss aged greater than 12 months has a loss that is less than one percent of the amortized security cost.  All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represent other-than-temporary impairment as of December 31, 2008.  Farmer Mac has the intent and ability to hold its on-balance sheet Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

During 2008, Farmer Mac realized gross gains from the sale of securities from its available-for-sale Farmer Mac Guaranteed Securities portfolio of $1.5 million.  There were no sales of Farmer Mac Guaranteed Securities during 2007 and 2006.

As of December 31, 2008, of the total on-balance sheet Farmer Mac Guaranteed Securities, $1.7 billion are fixed rate or have floating rates that reset after one year.

The table below presents a sensitivity analysis of the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$2,451,244	$1,297,889

Weighted-average remaining life (in years)	3.7	4.5

Weighted-average prepayment speed (annual rate)	6.9%	11.1%
Effect on fair value of a 10% adverse change	$(620)	$(103)
Effect on fair value of a 20% adverse change	$(1,314)	$(186)

Weighted-average discount rate	4.6%	5.7%
Effect on fair value of a 10% adverse change	$(28,463)	$(20,254)
Effect on fair value of a 20% adverse change	$(58,385)	$(41,387)

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

Farmer Mac securitizes three types of assets: agricultural real estate mortgage loans, USDA-guaranteed portions and rural utilities loans.  Farmer Mac manages the credit risk of its securitized loans, both on- and off-balance sheet, together with its on-balance sheet loans and the loans underlying its off-balance sheet LTSPCs.  See Note 8 for more information regarding this credit risk.

On-balance sheet asset classes pose both interest rate risk and funding risk to Farmer Mac, while off-balance sheet asset classes pose no such risks.  Accordingly, Farmer Mac manages its on-balance sheet loans and USDA-guaranteed portions differently from its off-balance sheet securitized loans and USDA-guaranteed portions and off-balance sheet loans underlying LTSPCs.

As part of fulfilling its guarantee obligations for Farmer Mac Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.

The table below presents the outstanding principal balances as of the periods indicated for Farmer Mac’s on- and off-balance sheet program assets.

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs
	As of December 31,
	2008	2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$781,305	$762,319
Guaranteed Securities	282,185	336,778
AgVantage	53,300	30,800
Farmer Mac II:
Guaranteed Securities	1,013,330	921,802
Farmer Mac Guaranteed
Securities - Rural Utilities	1,054,941	-
Total on-balance sheet	$3,185,061	$2,051,699

Off-balance sheet assets:
Farmer Mac I:
Guaranteed Securities	$1,697,983	$2,018,300
AgVantage	2,945,000	2,500,000
LTSPCs	2,224,181	1,948,941
Farmer Mac II:
Guaranteed Securities	30,095	24,815
Total off-balance sheet	$6,897,259	$6,492,056

Total	$10,082,320	$8,543,755

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  The following tables present information related to Farmer Mac’s acquisition of defaulted loans for the years ended December 31, 2008, 2007 and 2006 and the outstanding balances and carrying amounts of all such loans as of December 31, 2008 and 2007, respectively.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Fair value at acquistion date	$58,279	$3,911	$9,623
Contractually required payments receivable	63,673	4,065	9,729
Impairment recognized subsequent to acquisition	5,200	-	-

	As of December 31,
	2008	2007
	(in thousands)
Outstanding balance	$91,942	$38,621
Carrying amount	69,308	34,541

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities or Farmer Mac II Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of December 31, 2008, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2008, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2008, Farmer Mac has not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

	90-Day
	Delinquencies (1)		Net Credit Losses (2)
	As of December 31,		For the Year Ended December 31,
	2008	2007	2008	2007	2006
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$65,060	$10,024	$5,292	$39	$535
Guaranteed Securities	-	-	-	-	-
Total on-balance sheet	$65,060	$10,024	$5,292	$39	$535

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$2,060	$560	$-	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$2,060	$560	$-	$-	$-

Total	$67,120	$10,584	$5,292	$39	$535

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

Because Farmer Mac may, in its sole discretion, purchase loans in Farmer Mac Guaranteed Securities that are 90 days delinquent, Farmer Mac records all such loans at their fair values during the period in which Farmer Mac becomes entitled to purchase the loans and therefore has effective control over the transferred loans.  As a result, of the $65.1 million and $10.0 million of loans reported as 90 days delinquent as of December 31, 2008 and December 31, 2007, respectively, $5.2 million and $3.4 million are loans subject to these “removal-of-account” provisions.

6.	FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Principally, Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  During third quarter 2008, Farmer Mac, for the first time, purchased pay-fixed swaptions, which provide the option of entering into pay-fixed interest rate swaps, as part of its overall strategy in managing interest rate risk.  Those swaptions were either terminated or expired unexercised during the third and fourth quarter of 2008.  Farmer Mac is required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS 133.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain.  Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts.  Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements.  Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty.  Farmer Mac’s exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements.  As of December 31, 2008 and 2007, Farmer Mac’s credit exposure to interest rate swap counterparties, excluding netting arrangements, was $32.7 million and $12.7 million, respectively; however, including netting arrangements, Farmer Mac’s credit exposure was $8.0 million and $3.3 million as of December 31, 2008 and 2007, respectively.  As of December 31, 2008, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.  Conversely, financial derivatives in a net payable position required Farmer Mac to pledge approximately $7.2 million fair value of floating rate GSE mortgage-backed securities as collateral as of December 31, 2007, which the counterparty had the right to sell or repledge.

Interest Rate Risk:

Farmer Mac uses financial derivatives to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities.  The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts.  Farmer Mac uses interest-rate swaps to assume fixed rate interest payments in exchange for floating rate interest payments and vice versa.  Depending on the hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term floating rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities.  The net payments on these agreements are recorded as (losses)/gains on financial derivatives in the consolidated statements of operations.

Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  As of December 31, 2008 and 2007, the net fair value of financial derivatives totaled $(154.1) million and $(53.0) million, respectively.  The maximum term over which Farmer Mac is currently managing its exposure for forecasted transactions is 15 years.  (Losses)/gains on financial derivatives totaled $(130.4) million, $(39.9) million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes information related to Farmer Mac’s financial derivatives as of December 31, 2008:

	Notional	Fair Value		Weighted-	Weighted- Average Receive	Weighted- Average Forward	Weighted- Average Remaining Life
	Amount	Asset	(Liability)	Average Pay Rate	Rate	Price	(in Years)
	(dollars in thousands)

Interest rate swaps:
Pay fixed callable	$208,958	$-	$(6,646)	5.51%	3.23%		7.66
Pay fixed non-callable	1,311,218	-	(169,040)	5.21%	3.05%		5.33
Receive fixed callable	606,500	1,727	(65)	2.91%	3.20%		1.28
Receive fixed non-callable	1,347,069	25,269	(94)	2.23%	2.28%		1.43
Basis swaps	206,863	45	(3,734)	3.84%	3.28%		4.31
Agency forwards	74,998	-	(1,604)			105.85
Treasury futures	2,500	28	-			126.88

Total financial derivatives	$3,758,106	$27,069	$(181,183)	3.68%	2.82%

As of December 31, 2008 and 2007, Farmer Mac had approximately $0.2 million and $0.5 million, respectively, of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive (loss)/income related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.2 million of the amount currently reported in accumulated other comprehensive (loss)/income will be reclassified into earnings.

As of December 31, 2008, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $131.9 million and a fair value of $(3.7) million.  As of December 31, 2007, those basis swaps had a notional amount of $162.0 million and a fair value of $(1.1) million.  Under the terms of those basis swaps Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Accordingly, Farmer Mac recorded unrealized losses on those outstanding basis swaps of $2.6 million, $3.9 million and $0.9 million for 2008, 2007 and 2006, respectively.  See Note 3 for additional information on these related party transactions.

7.	NOTES PAYABLE

Farmer Mac’s borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation.  Discount notes generally have original maturities of one year or less, whereas medium-term notes generally have maturities of one to 15 years.

The following table sets forth information related to Farmer Mac’s borrowings as of December 31, 2008 and 2007:

	2008
	Outstanding as of December 31,		Average Outstanding During the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,123,672	1.48%	$3,113,791	2.49%
Medium-term notes	963,498	2.14%	617,260	3.33%
Current portion of long-term notes	669,929	3.66%
	$3,757,099	2.04%

Due after one year:
Medium-term notes due in:
2010	$185,569	3.34%
2011	87,166	4.87%
2012	135,965	4.45%
2013	301,396	3.99%
Thereafter	177,903	6.62%
	887,999	4.54%
Total	$4,645,098	2.52%

	2007
	Outstanding as of December 31,		Average Outstanding During the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,212,030	4.28%	$2,533,660	5.00%
Medium-term notes	896,000	5.04%	959,387	5.21%
Current portion of long-term notes	721,668	3.76%
	$3,829,698	4.36%

Due after one year:
Medium-term notes due in:
2010	$284,905	5.29%
2011	124,000	4.91%
2012	67,207	5.42%
2013	77,000	5.42%
Thereafter	191,537	6.65%
	744,649	5.60%
Total	$4,574,347	4.56%

The maximum amount of Farmer Mac’s discount notes outstanding at any month end during each of the years ended December 31, 2008 and 2007 was $3.5 billion and $2.9 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date, the amounts and costs for Farmer Mac debt callable in 2009 as of December 31, 2008.

Debt Callable in 2009 as of
December 31, 2008
Maturity	Amount	Rate
(dollars in thousands)
2009	$595,000	2.72%
2010	55,000	3.34%
2011	20,000	4.13%
2012	100,000	4.45%
2013	222,000	4.15%
Thereafter	11,500	7.05%
	$1,003,500	3.32%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2008, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

	Earliest Interest Rate Reset Date of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)

Debt with interest rate resets in:
2009	$4,165,194	2.25%
2010	142,540	3.53%
2011	67,166	5.10%
2012	35,965	4.46%
2013	79,801	3.55%
Thereafter	154,432	6.67%

Total	$4,645,098	2.52%

During 2008 and 2007, Farmer Mac called $886.0 million and $677.4 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac’s statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury, if necessary, to fulfill its obligations under any guarantee.  The debt would bear interest at a rate determined by the U.S. Treasury based on the then current cost of funds to the United States.  The charter requires the debt to be repaid within a reasonable time.  As of December 31, 2008, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.

Gains and Losses on the Repurchase of Outstanding Debt

During 2008, Farmer Mac recognized $0.9 million of net gains on the repurchase of $120.0 million of outstanding Farmer Mac debt.  All of the repurchases were from outstanding Farmer Mac fixed rate debt that had been previously swapped to become floating rate debt.  Upon the repurchase of those debt securities, the interest rate swaps were cancelled and the debt was replaced with new funding to match the duration of related floating rate assets.  Farmer Mac did not repurchase any of its outstanding debt in 2007 or 2006.

8.	ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held, real estate owned and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with SFAS 5 and SFAS 114.  As of December 31, 2008, Farmer Mac recorded specific allowances for losses under SFAS 114 of $8.6 million.  Farmer Mac had not recorded any specific allowances for losses as of December 31, 2007.  No allowance for losses has been provided for AgVantage securities or for Farmer Mac II Guaranteed Securities as of December 31, 2008 or 2007.  See Note 2(c), Note 2(e), Note 2(j), Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac’s allowance for losses is presented in three components on its consolidated balance sheet:

•	an “Allowance for loan losses” on loans held;
•	a valuation allowance on real estate owned, which is included in the balance sheet under “Real estate owned”; and
•
an allowance for losses on loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities, which is included in the balance sheet under “Reserve for losses.”

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

The following is a summary of the changes in the allowance for losses for each year in the five-year period ended December 31, 2008:

	Allowance for Loan Losses	REO Valuation Allowance	Reserve for Losses	Total Allowance for Losses
	(in thousands)

Balance as of January 1, 2004	$5,967	$238	$15,848	$22,053

Provision/(recovery) for losses	1,589	1,137	(3,138)	(412)
Charge-offs	(3,326)	(1,375)	(4)	(4,705)
Recoveries	165	-	-	165

Balance as of December 31, 2004	$4,395	$-	$12,706	$17,101

Provision/(recovery) for losses	(3,335)	206	(859)	(3,988)
Charge-offs	(105)	(206)	-	(311)
Recoveries	640	-	-	640
Change in accounting estimate	3,281	-	(8,070)	(4,789)

Balance as of December 31, 2005	$4,876	$-	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365

Balance as of December 31, 2006	$1,945	$-	$2,610	$4,555

Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(60)	(100)	(386)	(546)
Recoveries	20	-	-	20

Balance as of December 31, 2007	$1,690	$-	$2,197	$3,887

Provision/(recovery) for losses	14,531	-	3,309	17,840
Charge-offs	(5,308)	-	-	(5,308)
Recoveries	16	-	-	16

Balance as of December 31, 2008	$10,929	$-	$5,506	$16,435

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I or Rural Utilities programs are underwritten in conformance with Farmer Mac’s credit underwriting and collateral valuation standards.

The following table presents Farmer Mac’s reserve for losses for Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2008 and 2007.

Reserve for Losses on LTSPCs and
Farmer Mac Guaranteed Securities
	As of December 31,
	2008	2007
	(in thousands)
On-balance sheet Farmer Mac I Guaranteed Securities	$869	$857
Off-balance sheet Farmer Mac I Guaranteed Securities	535	655
LTSPCs	4,102	685
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total reserve for losses	$5,506	$2,197

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

Farmer Mac recognized interest income of approximately $3.5 million, $3.8 million and $4.0 million on impaired loans during the years ended December 31, 2008, 2007 and 2006, respectively.  During 2008, 2007 and 2006, Farmer Mac’s average investment in impaired loans was $63.6 million, $45.2 million and $63.6 million, respectively.

	As of December 31,
	2008			2007
	Balance	Specific Allowance	Net Balance	Balance	Specific Allowance	Net Balance
	(in thousands)
Impaired loans:
Specific allowance for losses	$41,239	$(8,600)	$32,639	$-	$-	$-
No specific allowance for losses	78,348	-	78,348	36,585	-	36,585
Total	$119,587	$(8,600)	$110,987	$36,585	$-	$36,585

In accordance with the terms of all applicable trust agreements, Farmer Mac generally acquires all loans that collateralize Farmer Mac Guarantee Securities that become and remain either 90 or 120 days (depending on the provisions of the applicable agreement) or more past due on the next subsequent loan payment date.  In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are 120 days delinquent upon the request of the counterparty.  During 2008, Farmer Mac purchased 19 defaulted loans having a principal balance of $58.3 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs.  During 2007, Farmer Mac purchased 12 defaulted loans having a principal balance of $3.9 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs.

The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	$647	$1,562	$707
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	1,072	1,316	1,467
Defaulted loans purchased underlying LTSPCs	56,560	1,033	7,449

Total	$58,279	$3,911	$9,623

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(in thousands)
By geographic region (1):
Northwest	$793,433	$824,054
Southwest	1,928,669	1,975,118
Mid-North	1,065,590	1,112,281
Mid-South	609,378	561,930
Northeast	377,079	398,335
Southeast	209,814	191,446
Total	$4,983,963	$5,063,164

By commodity/collateral type:
Crops	$2,011,475	$2,084,819
Permanent plantings	959,636	993,893
Livestock	1,336,004	1,328,874
Part-time farm/rural housing	347,629	368,585
Ag storage and processing (including ethanol facilities)	294,273	245,753
Other	34,946	41,240
Total	$4,983,963	$5,063,164

By original loan-to-value ratio:
0.00% to 40.00%	$1,244,700	$1,295,670
40.01% to 50.00%	885,173	971,088
50.01% to 60.00%	1,387,808	1,397,736
60.01% to 70.00%	1,260,322	1,205,018
70.01% to 80.00%	189,542	179,072
80.01% to 90.00%	16,418	14,580
Total	$4,983,963	$5,063,164

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

From fourth quarter 2004 through fourth quarter 2008, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock.  On March 11, 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on April 3, 2009.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

During 2008, 2007 and 2006, Farmer Mac repurchased 31,691 shares, 1,086,541 shares and 796,450 shares, respectively, of its Class C non-voting common stock at average prices of $26.13, $26.61 and $26.82 per share, respectively.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $0.8 million, $29.0 million and $22.0 million, respectively.  The aggregate number of shares purchased by Farmer Mac under its stock repurchase program reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.

All of the repurchased shares under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Preferred Stock

Farmer Mac has had three series of preferred stock outstanding.  The first, Series A, was permanent equity, was a component of Stockholders’ Equity on the consolidated balance sheets, and was repurchased and retired on December 15, 2008, such that none was outstanding on December 31, 2008.  The second, newly issued on September 30, 2008 and on December 15, 2008, Series B, is temporary equity and is reported as Mezzanine Equity on the consolidated balance sheets.  This preferred stock is temporary equity because it contains redemption features that, although remote, are not solely within the control of Farmer Mac.  The third, newly issued during fourth quarter 2008, Series C, is a component of Stockholders’ Equity on the consolidated balance sheets.  Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements.  All series of Farmer Mac’s preferred stock are included as components of core capital for regulatory and statutory capital compliance measurements.

Series A Preferred Stock

On December 15, 2008, Farmer Mac repurchased and retired all of its outstanding 700,000 shares of 6.40 percent Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”) for $35.0 million.

Series B Preferred Stock

On September 30, 2008, Farmer Mac issued 60,000 shares of its newly issued Series B-1 Senior Cumulative Perpetual Preferred Stock (“Initial Series B-1 Preferred Stock”) and 5,000 shares of its newly issued Series B-2 Senior Cumulative Perpetual Preferred Stock (“Series B-2 Preferred Stock”), each having a par value of $1.00 per share and an initial liquidation preference of $1,000 per share (collectively, the Initial Series B-1 Preferred Stock and Series B-2 Preferred Stock, the “Initial Series B Preferred Stock”) for an aggregate purchase price of $65.0 million, or $1,000 per share.  Farmer Mac incurred $4.0 million of direct costs related to the issuance of the Initial Series B Preferred Stock, which reduced the amount of mezzanine equity recorded as of September 30, 2008.

On December 15, 2008, Farmer Mac issued 70,000 shares of its newly issued Series B-3 Senior Cumulative Perpetual Preferred Stock (“Series B-3 Preferred Stock”) having a par value and initial liquidation preference of $1,000 per share for a purchase price of $70 million and an additional 15,000 shares of Series B-1 Preferred Stock (the “Supplemental Series B-1 Preferred Stock”) for a purchase price of $15.0 million.  Farmer Mac incurred $1.8 million of direct costs related to the issuance of the Series B-3 Preferred Stock and Supplemental Series B 1 Preferred Stock, which reduced the amount of mezzanine equity recorded as of December 31, 2008.  The Initial Series B Preferred Stock, the Supplemental Series B-1 Preferred Stock and the Series B-3 Preferred Stock are together referred to as the “Series B Preferred Stock.”

The Series B Preferred Stock ranks senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock, Series C Preferred Stock and any other class of capital stock issuable in the future with respect to dividends, distributions upon a change in control, liquidation, and dissolution or winding up of Farmer Mac.  Each series of Series B Preferred Stock ranks pari passu with the others.

Dividends on the Series B Preferred Stock compound quarterly at an annual rate of 10.0 percent of the then-applicable Liquidation Preference (as defined below) per share.  On approximately each of the first three anniversary dates after the related issuance date, the annual rate on the Series B Preferred Stock will increase to 12.0 percent, 14.0 percent, and 16.0 percent, respectively.  Dividends on the Series B Preferred Stock accrue and cumulate from the date last paid, whether or not declared by Farmer Mac’s board of directors, and are payable quarterly in arrears out of legally available funds when and as declared by the board of directors on each dividend payment date.  Farmer Mac may pay dividends on the Series B Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to the Series B Preferred Stock.

Farmer Mac has the right, but not the obligation, to redeem all, but not less than all, of the issued and outstanding shares of Series B Preferred Stock at a price equal to the then-applicable Liquidation Preference amount beginning nine months from issuance and on each subsequent dividend payment date.  In addition, Farmer Mac must redeem all, but not less than all, of the outstanding shares of Series B Preferred Stock at a price equal to the then-applicable Liquidation Preference amount under specified circumstances, including (1) in the event that any indebtedness of Farmer Mac or its subsidiaries (“Farmer Mac Debt”) becomes or is declared due and payable prior to the stated maturity thereof or is not paid when it becomes due and payable, (2) an event of default occurs with respect to any Farmer Mac Debt, or (3) Farmer Mac becomes bankrupt or insolvent or a receiver or conservator is appointed for Farmer Mac.  The redemption price for any shares of Series B Preferred Stock redeemed by Farmer Mac will be payable in cash equal to the par value of the Series B Preferred Stock ($1,000 per share), plus all accrued but unpaid dividends (the “Liquidation Preference”) or, at the election of Farmer Mac, payable in Farmer Mac program assets or other assets acceptable to the holders of the Series B Preferred Stock.  Because of these mandatory redemption features, the Series B Preferred Stock is classified as mezzanine equity on Farmer Mac’s consolidated balance sheet.  Although the Series B Preferred Stock is classified as mezzanine equity, outside of the equity section of the consolidated balance sheet, it is a component of Farmer Mac’s core capital for statutory and regulatory capital compliance purposes.

Upon a change in control of Farmer Mac, holders of the Series B Preferred Stock will be entitled to receive an amount in cash equal to the Liquidation Preference.  Except as required by applicable law, the holders of the Series B Preferred Stock are not entitled to any voting rights.

Series C Preferred Stock

To ensure that Farmer Mac has adequate capital to support new business in fulfilling its mission, in fourth quarter 2008 Farmer Mac initiated the requirement that sellers who place pools of loans in excess of $20.0 million into a Farmer Mac program purchase an equity interest in Farmer Mac in the form of shares of Farmer Mac’s Series C Non-Voting Cumulative Preferred Stock (“Series C Preferred Stock”).  The amount of the required investment is currently an amount equal to 1.25 percent greater than the Corporation’s required statutory minimum capital for the pool of loans being accepted by Farmer Mac.

Series C Preferred Stock has a par value of $1,000 per share, an initial liquidation preference of $1,000 per share and shall consist of up to 75,000 shares. Series C Preferred Stock ranks senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and any other common stock of Farmer Mac issued in the future.  Series C Preferred Stock ranks junior to Farmer Mac’s outstanding Series B Preferred Stock.

Dividends on Series C Preferred Stock compound quarterly at an annual rate of 5.0 percent of the then-applicable Liquidation Preference per share.  The annual rate will increase to (1) 7.0 percent on the January 1st following the fifth anniversary of the applicable issue date and (2) 9.0 percent on the January 1st following the tenth anniversary of the applicable issue date.  Dividends on Series C Preferred Stock will accrue and cumulate from the applicable issue date whether or not declared by the board of directors and will be payable quarterly in arrears out of legally available funds when and as declared by the board of directors on each dividend payment date—March 31, June 30, September 30 and December 31 of each year, beginning March 31, 2009.  Farmer Mac may pay dividends on Series C Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to Series C Preferred Stock.

Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series C Preferred Stock at a price equal to the then-applicable Liquidation Preference beginning on the first anniversary of the applicable issue date and on each subsequent dividend payment date.  Farmer Mac’s redemption right with respect to Series C Preferred Stock is subject to receipt of the prior written approval of FCA, if required, and the consent of at least two-thirds of the then-outstanding shares of Series B-1, if any.

On December 24, 2008, Farmer Mac sold 9,200 shares of its newly issued Series C Preferred Stock to National Rural.  Farmer Mac sold those shares without registration under the Securities Act of 1933, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $9.2 million, or $1,000 per share.  Subsequent to year-end, Farmer Mac sold an additional 10,800 shares of Series C Preferred Stock to National Rural, resulting in 20,000 shares of Series C Preferred Stock outstanding as of March 2, 2009.

Equity-based Incentive Compensation Plans

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

At the June 5, 2008 Annual Meeting of Stockholders, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after 10 years and those granted to directors expire after 7 years.  For all SARs granted, the exercise price is equal to the closing price of the Class C non-voting common stock on the date of grant.  SARs granted during 2008 have exercise prices ranging from $7.35 to $28.94 per share.

The following table summarizes stock option and SARs activity for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008		2007		2006
	Stock Options and SARs	Weighted-Average Exercise Price	Stock Options and SARs	Weighted-Average Exercise Price	Stock Options and SARs	Weighted-Average Exercise Price
Outstanding, beginning of year	2,218,199	$25.48	2,145,705	$23.83	2,153,008	$22.41
Granted	429,770	24.41	486,427	29.48	407,678	26.25
Exercised	(264,297)	21.43	(377,596)	21.14	(327,972)	16.16
Canceled	(145,961)	28.86	(36,337)	26.62	(87,009)	28.60
Outstanding, end of year	2,237,711	$25.54	2,218,199	$25.48	2,145,705	$23.83

Options and SARs exercisable at end of year	1,490,150	$25.25	1,360,222	$24.46	1,343,374	$24.01

The cancellations of stock options or SARs during 2008, 2007 and 2006 were due either to unvested awards terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac, by voluntary forfeiture, or vested awards terminating unexercised on their expiration date.  Of the 145,961 awards canceled in 2008, 30,667 were a result of employee or directors departures from Farmer Mac, 31,294 were a result of awards terminating unexercised on their expiration date and 84,000 were a result of voluntary forfeiture by corporate directors.

Farmer Mac received $5.7 million, $8.0 million and $5.3 million from the exercise of stock options during 2008, 2007 and 2006, respectively.  During 2008, 2007 and 2006, the reduction of income tax payable as a result of the deduction for the exercise of stock options was $0.9 million, $0.7 million and $0.7 million, respectively.  In total, the additional paid-in capital received from the exercise of stock options was $5.9 million, $7.4 million and $6.4 million for 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac cash settled an aggregate of 5,166 of share-based payments for $70,000 to seven directors who elected to receive such stock in lieu of their cash retainers.  During the similar period ended December 31, 2007, Farmer Mac settled 1,720 of share-based payments for $52,000 to the nine directors who elected to receive such stock in lieu of their cash retainers.  During the similar period ended December 31, 2006, Farmer Mac settled 2,046 of share-based payments for $59,000 to the eight directors who elected to receive such stock in lieu of their cash retainers.

The following table summarizes information regarding options and SARs outstanding as of December 31, 2008:

	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	Stock Options and SARS	Weighted- Average Remaining Contractual Life	Stock Options and SARS	Weighted- Average Remaining Contractual Life	Stock Options and SARS	Weighted- Average Remaining Contractual Life

$5.00 - $9.99	90,000	9.8 years	-	-	63,000	9.8 years
10.00 - 14.99	-	-	-	-	-	-
15.00 - 19.99	81,722	5.2 years	81,722	5.2 years	81,722	5.2 years
20.00 - 24.99	656,952	4.6 years	646,114	4.5 years	653,700	4.5 years
25.00 - 29.99	1,195,369	7.0 years	564,649	5.7 years	848,080	6.4 years
30.00 - 34.99	213,668	3.1 years	197,665	2.7 years	208,867	3.0 years
	2,237,711		1,490,150		1,855,369

The weighted average exercise price of the 1,855,369 options or SARs vested or expected to vest as of December 31, 2008 was $25.21.

As of December 31, 2008, the intrinsic value of options and SARs outstanding, exercisable and vested and expected to vest was zero.  This was the result of the stock price at December 31, 2008 being less than the grant date exercise price for all outstanding awards.  During 2008, 2007 and 2006, the total intrinsic value of options exercised was $2.6 million, $3.8 million and $4.1 million, respectively.

As of December 31, 2008, there was $3.1 million of total unrecognized compensation cost related to non-vested stock options and SARS.  This cost is expected to be recognized over a weighted-average period of 1.6 years

The weighted-average grant date fair values of options and SARs granted in 2008, 2007 and 2006 were $9.71, $11.24 and $9.91, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation cost of $2.8 million, $3.7 million and $2.4 million during 2008, 2007 and 2006, respectively.  The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	For the Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.4%	4.8%	5.0%
Expected years until exercise	6 years	6 years	6 years
Expected stock volatility	52.2%	36.0%	36.9%
Dividend yield	2.2%	1.4%	1.6%

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

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:
•
Statutory  minimum capital required – Farmer Mac’s statutory minimum capital level is an amount of core capital (stockholders’ equity less accumulated other comprehensive (loss)/income plus mezzanine equity) equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

o	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
o	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
o	other off-balance sheet obligations of Farmer Mac.
•	Statutory critical capital requirement – Farmer Mac’s critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
•	Risk-based capital – The Act directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.

Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

As of December 31, 2008, Farmer Mac’s minimum and critical capital requirements were $193.5 million and $96.7 million, respectively, and its actual core capital level was $207.0 million, $13.5 million above the minimum capital requirement and $110.2 million above the critical capital requirement.  As of December 31, 2007, Farmer Mac’s minimum and critical capital requirements were $186.0 million and $93.0 million, respectively, and its actual core capital level was $226.4 million, $40.4 million above the minimum capital requirement and $133.4 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2008 was $57.3 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $223.4 million exceeded that amount by approximately $166.1 million.  Farmer Mac’s risk-based capital requirement as of December 31, 2007 was $42.8 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $230.3 million exceeded that amount by approximately $187.5 million.

10.	INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2008, 2007 and 2006 were as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current	$17,514	$17,007	$10,518
Deferred:
Allowances for losses	(4,392)	234	1,434
Financial derivatives	(33,251)	(14,839)	1,736
Securities classified as trading	(3,724)	-	-
Stock option expense	(966)	(1,288)	(852)
Premium amortization	(900)	(1,286)	-
Other	2,855	89	(147)
Total deferred	(40,378)	(17,090)	2,171
Income tax (benefit)/expense	$(22,864)	$(83)	$12,689

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2008, 2007 and 2006 is as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Tax (benefit)/expense at statutory rate	$(60,630)	$2,302	$15,646
Effect of non-taxable dividend income	(2,337)	(2,584)	(2,576)
Deferred tax asset valuation allowance for capital losses on investment securities	39,989	-	-
Other	114	199	(381)
Income tax (benefit)/expense	$(22,864)	$(83)	$12,689

Statutory tax rate	35.0%	35.0%	35.0%
Effective tax rate	-13.2%	-1.3%	28.4%

The components of the deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	As of December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$54,780	$21,529
Allowance for losses	5,752	1,360
Unrealized losses on available-for-sale securities	25,423	1,249
Stock-based compensation	2,693	2,141
Other-than-temporary impairment on investments	37,184	-
(Valuation allowance)	(36,563)	-
Amortization of premiums on investments	3,426	2,526
(Valuation allowance)	(3,426)	-
Other	1,441	1,634
Total deferred tax assets	90,710	30,439

Deferred tax liability:
Gains on assets classified as trading	2,796	-
Other	121	200
Total deferred tax liability	2,917	200
Net deferred tax asset	$87,793	$30,239

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized.  Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character.  After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $40.0 million as of December 31, 2008, which was attributable to non deductible capital losses on investment securities.  Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized.

In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income in each of the three prior years (tax carryback period), its estimate of future taxable income, the character of that income, and its determination that a significant portion of the cumulative pre-tax losses for the three year period ended December 31, 2008 was the result of the recognition of financial derivatives at their fair values.  For its estimate of future taxable income, Farmer Mac considered that as its existing financial derivative positions approach maturity, the related unrealized fair value losses will be restored to taxable income over time.  This income is in addition to the taxable income earned from the net effective spread between its interest earning assets and net funding costs.

On January 1, 2007, Farmer Mac adopted FIN 48 and recorded a liability for uncertain tax positions of $1.5 million with a corresponding $1.5 million increase in deferred tax assets.  As of December 31, 2008 and 2007, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were $0.9 million.  The following table presents the changes in unrecognized tax benefits for the years ended December 31, 2008 and 2007.

	For the Year Ended December 31,
	2008	2007
	(in thousands)

Beginning balance	$851	$1,474
Increases based on tax positions related to current year	126	(441)
Reductions for tax positions of prior years	(43)	(182)
Ending balance	$934	$851

The resolution of the unrecognized tax benefits presented above would represent temporary differences between Farmer Mac’s net income and taxable income and, therefore, would not result in a change to the Corporation’s effective tax rate.  Upon adoption and as of December 31, 2008 and 2007, accrued interest payable related to unrecognized tax benefits was immaterial and no tax penalty was recorded.  It is reasonably possible that changes in the gross balance of unrecognized tax benefits may occur within the next 12 months.  Tax years 2005 through 2008 remain subject to examination.

11.	EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees.  Farmer Mac contributed 13.2 percent of the lesser of an employee’s gross salary or the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) ($230,000 for 2008, $225,000 for 2007 and $220,000 for 2006), plus 5.7 percent of the difference between: (1) the lesser of the gross salary or the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base.  Employees are fully vested after having been employed for approximately three years.  Expense for this plan for each of the years ended December 31, 2008, 2007 and 2006 was $0.7 million.

12.	OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved agricultural and rural residential mortgage lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through either the Farmer Mac I program, the Farmer Mac II program or the Rural Utilities program; and (2) LTSPCs, which are available through the Farmer Mac I program or Rural Utilities program.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with FIN 45.  In accordance with FIN 45, Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage loans.

The contractual terms of Farmer Mac’s guarantees range from less than 1 year to 31 years.  However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans.  Farmer Mac’s maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans.  In accordance with FIN 45, guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets.  Farmer Mac’s maximum potential exposure was $6.4 billion and $5.9 billion as of December 31, 2008 and 2007, respectively.  Farmer Mac’s maximum potential exposure for guarantees issued prior to January 1, 2003, which in accordance with FIN 45 are not recorded on the consolidated balance sheets, was $469.4 million and $529.5 million as of December 31, 2008 and 2007, respectively.  The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac’s methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8.  The following table presents changes in Farmer Mac’s guarantee and commitment obligation in the consolidated balance sheets for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Beginning balance, January 1	$52,130	$35,359	$17,625

Additions to the guarantee and commitment obligation (1)	8,512	24,117	22,074

Amortization of the guarantee and commitment obligation	(5,688)	(7,346)	(4,340)

Ending balance, December 31	$54,954	$52,130	$35,359

(1) Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural real estate mortgage loans, rural utilities loans and other related assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Farmer Mac is obligated under its guarantee to ensure that the securities make timely payments to investors of principal and interest based on the underlying loans, regardless of whether the trust has actually received such scheduled loan payments.  As consideration for Farmer Mac’s assumption of the credit risk on these securities, Farmer Mac receives guarantee fees that are recognized as earned on an accrual basis over the life of the loan and based upon the outstanding balance of the Farmer Mac Guaranteed Security.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2008 and 2007, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	As of December 31,
	2008	2007
	(in thousands)

Farmer Mac I Guaranteed Securities	$4,642,983	$4,518,300
Farmer Mac II Guaranteed Securities	30,095	24,815

Total off-balance sheet Farmer Mac I and II	$4,673,078	$4,543,115

If Farmer Mac repurchases a loan that is collateral for a Farmer Mac Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan, and in the event of a default, would have access to the underlying collateral.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans.

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

The following table summarizes cash flows received from and paid to the trusts that hold agricultural real estate mortgage loans in off-balance sheet Farmer Mac I Guaranteed Securities.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Proceeds from new securitizations	$98,843	$1,324	$3,994
Guarantee fees received	12,134	11,647	5,775
Purchases of assets from the trusts	647	1,562	707
Servicing advances	9	31	19
Repayments of servicing advances	2	39	4

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $37.1 million as of December 31, 2008 and $36.4 million as of December 31, 2007.  As of December 31, 2008 and 2007, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.9 years and 15.5 years, respectively.  As of December 31, 2008 and 2007, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 4.4 years and 5.7 years, respectively.  For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 2(j) and Note 8.

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

An LTSPC permits a seller to nominate from its portfolio a segregated pool of loans for participation in the Farmer Mac I program, which are retained in the seller’s portfolio and serviced by the seller.  Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac’s underwriting standards.  Upon Farmer Mac’s approval of the eligible loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller’s credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  Credit risk is transferred through Farmer Mac’s commitment to purchase the segregated loans from the counterparty based on Farmer Mac’s original credit review and acceptance of the credit risk on the loans.

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

Farmer Mac purchases loans subject to an LTSPC at:

•
par (if the loans become delinquent for at least four months or are in material non-monetary default), with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received;

•
a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard loan products as to which Farmer Mac offers daily rates for commitments to purchase); or

•
either (1) a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or (2) in exchange for Farmer Mac I Guaranteed Securities (if the loans are not four months delinquent).

As of December 31, 2008 and 2007, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all  LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion and $1.9 billion, respectively.

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

As of December 31, 2008 and 2007, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.3 years and 14.2 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $17.9 million as of December 31, 2008 and $15.7 million as of December 31, 2007.  For information on Farmer Mac’s methodology for determining the reserve for losses for LTSPCs, see Note 2(j) and Note 8.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2008 and 2007, commitments to purchase Farmer Mac I and II loans totaled $26.7 million and $17.0 million, respectively, all of which were mandatory commitments.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either:  (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio.  There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2008 and 2007.  Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government-sponsored enterprise debt and mortgage-backed securities, futures contracts involving U.S. Treasury securities and interest rate swaps.  See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac’s office space for each of the years ended December 31, 2008, 2007 and 2006 was $0.6 million, $0.7 million and $0.6 million, respectively.  The future minimum lease payments under Farmer Mac’s non-cancelable leases for its office space and other contractual obligations are as follows:

	Future Minimum Lease Payments	Other Contractual Obligations
	(in thousands)

2009	$729	$808
2010	685	268
2011	602	190
2012	5	167
2013	5	63
Thereafter	-	-
Total	$2,026	$1,496

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

Fair Value Measurement

Effective January 1, 2008, Farmer Mac adopted SFAS 157 which defines fair value, establishes a hierarchy for ranking fair value measurements, and expands disclosures about fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

In determining fair value, Farmer Mac uses various valuation approaches, including market, income and/or cost approaches.  The fair value hierarchy established in SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac’s financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, Farmer Mac estimates the fair value using techniques that rely on alternate market data or internally developed models using significant inputs that are generally less readily observable.  Market data includes prices of financial instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates.  If market data needed to estimate fair value is not available, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Even when market assumptions are not readily available, Farmer Mac’s assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date.

The fair value hierarchy established in SFAS 157 ranks the quality and reliability of the information used to determine fair values.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The standard describes the following three levels used to classify fair value measurements:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require unobservable inputs that are significant to the fair value measurement.

Farmer Mac performed a detailed analysis of the assets and liabilities carried at fair value to determine the appropriate level based on the transparency of the inputs used in the valuation techniques.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Farmer Mac’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.  While Farmer Mac believes its valuation methods are appropriate and consistent with those of other market participants, using different methodologies or assumptions to determine fair value could result in a materially different estimate of the fair value of some financial instruments.

The following is a description of the fair value techniques used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy described above.  Fair value measurements related to financial instruments that are reported at fair value in the consolidated financial statements each period are referred to as recurring fair value measurements. Fair value measurements related to financial instruments that are not reported at fair value each period but are subject to fair value adjustments in certain circumstances are referred to as non-recurring fair value measurements.

Recurring Fair Value Measurements and Classification

Available-for-Sale and Trading Investment Securities

Fair value is primarily determined using a reputable and nationally recognized third party pricing service for a significant portion of Farmer Mac’s investment portfolio, including most asset-backed securities, corporate debt securities, Government/GSE guaranteed mortgage-backed securities and preferred stock issued by Fannie Mae.  The prices obtained are non-binding and generally representative of recent market trades.  The fair values of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers.  Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service.  Farmer Mac classifies these fair value measurements as level 2.

For investment securities which are thinly traded or not quoted, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Farmer Mac maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates.  Farmer Mac generally considers a market to be inactive if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is a limited availability of public market information.  Farmer Mac classifies these fair value measurements as level 3.

Due to the lack of an active market for Farmer Mac’s investments in ARCs and GSE preferred stock issued by CoBank, ACB and AgFirst Farm Credit Bank with par values of $131.5 million, $88.5 million and $88.0 million, respectively, Farmer Mac transferred these securities from Level 2 to Level 3 during 2008.  Farmer Mac’s transfers in and out of level 3 are as of the beginning of the reporting period on a quarterly basis.

Available-for-Sale and Trading Farmer Mac Guaranteed Securities

Farmer Mac estimates the fair value of its Farmer Mac Guaranteed Securities by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Farmer Mac classifies these measurements as level 3 because there is limited market activity and therefore little or no price transparency.  On a sample basis, Farmer Mac corroborates the fair value of its Farmer Mac Guaranteed Securities by obtaining a secondary valuation from an independent third party pricing service.

Financial Derivatives

The fair value of exchange-traded U.S. Treasury futures is based on unadjusted quoted prices for identical financial instruments.  Farmer Mac classifies these fair value measurements as level 1.

Farmer Mac’s derivative portfolio consists primarily of interest rate swaps and forward sales contracts on mortgage-backed securities and the debt of other GSEs.  Farmer Mac estimates the fair value of these financial instruments based upon the counterparty valuations.  Farmer Mac internally values its derivative portfolio using a discounted cash flow valuation technique and obtains a secondary valuation for certain interest rate swaps to corroborate the counterparty valuations.  Farmer Mac also regularly reviews the counterparty valuations as part of the collateral exchange process.  Farmer Mac classifies these fair value measurements as level 2.

Certain basis swaps are nonstandard interest rate swap structures and are therefore internally modeled using significant assumptions and unobservable inputs, resulting in level 3 classification.  Farmer Mac uses a discounted cash flow valuation technique, using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

As of December 31, 2008, the consideration of credit risk, Farmer Mac’s or the counterparties’, did not result in a material adjustment to the valuations of Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of December 31, 2008 and 2007, Farmer Mac’s loans held for sale were reported at cost.

Fair Value Classification and Transfers

As of December 31, 2008, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $2.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 55 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2008.

The following table presents information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Recurring:	(dollars in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$-	$-	$178,577	$178,577
Floating rate asset-backed securities	-	81,256	-	81,256
Floating rate corporate debt securities	-	419,065	-	419,065
Floating rate Government/GSE guaranteed mortgage-backed securities	-	335,665	-	335,665
Fixed rate GSE guaranteed mortgage-backed securities	-	7,563	-	7,563
Floating rate GSE subordinated debt	-	49,189	-	49,189
Floating rate GSE preferred stock	-	781	-	781
Total available-for-sale investment securities	-	893,519	178,577	1,072,096

Trading:
Floating rate asset-backed securities	-	-	2,211	2,211
Fixed rate GSE preferred stock	-	-	161,552	161,552
Total trading investment securities	-	-	163,763	163,763
Total investment securities	-	893,519	342,340	1,235,859

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	349,292	349,292
Farmer Mac II	-	-	522,565	522,565
Rural Utilities	-	-	639,837	639,837
Total available-for-sale guaranteed securities	-	-	1,511,694	1,511,694

Trading:
Farmer Mac II	-	-	496,864	496,864
Rural Utilities	-	-	442,686	442,686
Total trading guaranteed securities	-	-	939,550	939,550
Total Farmer Mac Guaranteed Securities	-	-	2,451,244	2,451,244

Financial Derivatives	28	27,041	-	27,069
Total Assets at fair value	$28	$920,560	$2,793,584	$3,714,172

Liabilities:
Financial Derivatives	$-	$177,464	$3,719	$181,183
Total Liabilities at fair value	$-	$177,464	$3,719	$181,183

Nonrecurring:
Loans held for sale	$-	$-	$-	$-

 (1) Includes the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its ARC holdings.  See Note 4 and Note 15 to the consolidated financial statements for more information related to these put rights.

The following table presents additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant Level 3 inputs to determine fair value for the year ended December 31, 2008.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2008
	Beginning Balance	Purchases, Sales, Issuances and Settlements, Net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$-	$62,406	$-	$(15,373)	$131,544	$178,577
Floating rate corporate debt securities	-	400,000	-	(669)	(399,331)	-
Fixed rate corporate debt securities	500,138	-	-	2,951	(503,089)	-
Total available-for-sale	500,138	462,406	-	(13,091)	(770,876)	178,577

Trading:
Floating rate asset-backed securities (2)	8,179	(939)	(5,029)	-	-	2,211
Fixed rate mortgage-backed securities	415,813	29,367	13,846	-	(459,026)	-
Fixed rate GSE preferred stock (2)	-	(659)	(16,889)	-	179,100	161,552
Total trading	423,992	27,769	(8,072)	-	(279,926)	163,763
Total investment securities	924,130	490,175	(8,072)	(13,091)	(1,050,802)	342,340
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	(23,036)	-	8,378	24,992	349,292
Farmer Mac II	-	41,856	-	(12,869)	493,578	522,565
Rural Utilities	-	(270,000)	-	7,417	902,420	639,837
Total available-for-sale	338,958	(251,180)	-	2,926	1,420,990	1,511,694

Trading:
Farmer Mac II (3)	428,670	55,234	12,959	-	-	496,863
Rural Utilities (2)	-	(5,734)	(10,605)	-	459,026	442,687
Total trading	428,670	49,500	2,354	-	459,026	939,550

Total Farmer Mac Guaranteed Securities	767,628	(201,680)	2,354	2,926	1,880,016	2,451,244

Total Assets at fair value	$1,691,758	$288,495	$(5,718)	$(10,165)	$829,214	$2,793,584
Liabilities:
Financial Derivatives (4)	$(1,106)	$-	$(2,613)	$-	$-	$(3,719)
Total Liabilities at fair value	$(1,106)	$-	$(2,613)	$-	$-	$(3,719)

Nonrecurring:
Loans held for sale	$-	$(142,756)	$-	$-	$142,756	$-

(1)
Includes the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its ARC holdings.  See Note 4 and Note 15 to the consolidated financial statements for more information related to these put rights.

(2)	Unrealized losses are attributable to assets still held as of December 31, 2008 and are recorded in (losses)/gains on trading assets.
(3)	Includes unrealized gains of approximately $13.8 million attributable to assets still held as of December 31, 2008 that are recorded in (losses)/gains on trading assets.
(4)	Unrealized losses are attributable to liabilities still held as of December 31, 2008 and are recorded in (losses)/gains on financial derivatives.

Fair Value Option

SFAS 159 permits entities to make a one-time irrevocable election to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  One of the FASB’s stated objectives of SFAS 159 was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

On January 1, 2008, with the adoption of SFAS 159, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During 2008, Farmer Mac elected to measure an additional $113.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Farmer Mac selected all of these assets for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  Due to the significant declines in the fair values of investment securities attributable to the widening of credit spreads experienced during 2008, such financial reporting offsets were not achieved.  For 2008, Farmer Mac recorded net losses on trading assets of $5.6 million for changes in fair values of the assets selected for the fair value option.  These losses are recognized as “(Losses)/gains on trading assets” in the consolidated statements of operations.

During fourth quarter 2008, Farmer Mac elected to measure put rights related to $119.9 million (par value) of its ARC holdings at fair value upon the election of the fair value option as permitted by SFAS 159.  See Note 4 and Note 15 to the consolidated financial statements for more information related to these put rights.

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

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2008 and 2007 in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

	As of December 31,
	2008		2007
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$278,412	$278,412	$101,445	$101,445
Investment securities	1,235,859	1,235,859	2,624,366	2,624,366
Farmer Mac Guaranteed Securities	2,451,244	2,451,244	1,297,889	1,298,823
Loans	789,613	774,596	778,896	766,219
Financial derivatives	27,069	27,069	2,288	2,288
Interest receivable	73,058	73,058	91,939	91,939
Guarantee and commitment fees receivable:
LTSPCs	20,434	19,232	15,598	17,095
Farmer Mac Guaranteed Securities	36,071	41,877	35,292	40,709

Financial liabilities:
Notes payable:
Due within one year	3,773,430	3,757,099	3,828,899	3,829,698
Due after one year	944,490	887,999	777,052	744,649
Financial derivatives	181,183	181,183	55,273	55,273
Accrued interest payable	40,470	40,470	50,004	50,004
Guarantee and commitment obligation:
LTSPCs	19,058	17,856	14,193	15,691
Farmer Mac Guaranteed Securities	31,291	37,098	31,022	36,439

The carrying value of cash and cash equivalents and certain short-term investment securities is a reasonable estimate of their approximate fair value.  Farmer Mac estimates the fair value of its guarantee and commitment fees receivable/obligation and notes payable by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.

Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2008 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$56,191	$60,583	$66,812	$72,109
Interest expense	31,095	39,260	42,454	54,171
Net interest income	25,096	21,323	24,358	17,938
(Provision)/recovery for loan losses	(13,800)	(731)	-	-
Net interest income after provision for loan losses	11,296	20,592	24,358	17,938

Non-interest (loss)/income:
Guarantee and commitment fees	7,807	7,281	6,659	6,634
(Losses)/gains on financial derivatives	(100,712)	(19,021)	31,050	(41,720)
Gains/(losses) on trading assets	11,025	(14,507)	(17,268)	10,111
Impairment losses on available-for-sale investment securities	(3,788)	(97,108)	(5,344)	-
Gains/(losses) on sale of available-for-sale investment securities	251	(85)	150	-
(Losses)/gains on sale of Farmer Mac Guaranteed Securities	(22)	1,531	-	-
Gains on the repurchase of debt	24	840	-	-
Other income	98	192	662	461
Non-interest (loss)/income	(85,317)	(120,877)	15,909	(24,514)

Non-interest expense	11,405	8,246	6,721	6,240

(Loss)/income before income taxes	(85,426)	(108,531)	33,546	(12,816)
Income tax (benefit)/expense	(26,327)	(2,973)	11,555	(5,119)
Net (loss)/income	(59,099)	(105,558)	21,991	(7,697)
Preferred stock dividends	(2,019)	(578)	(560)	(560)
Net (loss)/income available to common stockholders	$(61,118)	$(106,136)	$21,431	$(8,257)

Earnings per common share:
Basic (loss)/earnings per Common share	$(6.03)	$(10.55)	$2.15	$(0.84)
Diluted (loss)/earnings per common share	$(6.03)	$(10.55)	$2.13	$(0.84)
Common stock dividends per common share	$0.10	$0.10	$0.10	$0.10

	2007 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$79,839	$76,694	$71,511	$69,714
Interest expense	63,464	66,177	63,032	60,632
Net interest income	16,375	10,517	8,479	9,082
Recovery/(provision) for loan losses	-	-	-	215
Net interest income after provision for loan losses	16,375	10,517	8,479	9,297

Non-interest (loss)/income:
Guarantee and commitment fees	6,599	6,421	6,354	5,858
(Losses)/gains on financial derivatives	(30,907)	(24,906)	19,892	(4,026)
Losses on trading assets	(253)	-	(67)	(7)
Gains on sale of available-for-sale investment securities	180	87	21	-
Gains on the sale of real estate owned	-	98	32	-
Other income	248	712	42	409
Non-interest (loss)/income	(24,133)	(17,588)	26,274	2,234

Non-interest expense	6,314	6,346	6,606	5,611

(Loss)/income before income taxes	(14,072)	(13,417)	28,147	5,920
Income tax (benefit)/expense	(5,332)	(5,407)	9,218	1,438
Net (loss)/income	(8,740)	(8,010)	18,929	4,482
Preferred stock dividends	(560)	(560)	(560)	(560)
Net (loss)/income available to common stockholders	$(9,300)	$(8,570)	$18,369	$3,922

Earnings per common share:
Basic (loss)/earnings per common share	$(0.90)	$(0.82)	$1.79	$0.37
Diluted (loss)/earnings per common share	$(0.90)	$(0.82)	$1.74	$0.37
Common stock dividends per common share	$0.10	$0.10	$0.10	$0.10

15.	SUBSEQUENT EVENTS

As discussed in Note 4, Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates in the event of a failed auction.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac held $178.6 million of ARCs (including related put rights) as of December 31, 2008, compared to $131.5 million as of December 31, 2007.  Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  Farmer Mac believes that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  On October 31, 2008, Farmer Mac accepted an offer of Auction Rate Securities Rights, Series B-2 from UBS AG related to $119.9 million (par value) of the ARCs in Farmer Mac’s investment portfolio, which granted Farmer Mac put rights related to these securities.  Under the terms of the rights, UBS has the discretion to purchase or sell the $119.9 million (par value) of ARCs at any time without prior notice so long as Farmer Mac receives par value, while Farmer Mac has the right to require UBS to purchase the securities at par value at any time between January 2, 2009 and January 4, 2011.  Farmer Mac elected the fair value option for these put rights and recorded them at their fair value as of December 31, 2008.  Farmer Mac exercised its rights and sold the ARCs to UBS on January 7, 2009, thus reducing the remaining par value of the ARC portfolio to $74.1 million.  As of December 31, 2008, Farmer Mac recorded $119.9 million of ARC holdings and put rights at an amount equal to the par amount of these securities and $74.1 million at fair values of approximately 79 percent of par.  Farmer Mac believes it is likely the remaining $74.1 million of ARCs will be called or repurchased during the next two years.

As of September 30, 2008, Farmer Mac had an investment of $81.7 million in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  On September 15, 2008, Farmer Mac delivered a timely redemption request to redeem its entire investment in the Fund, but its confirmed redemption request was not honored.  The Fund announced on September 16, 2008 that the net asset value of the Fund decreased below $1.00 per share as a result of the valuing at zero the Fund’s holdings of debt securities issued by Lehman Brothers, but that all redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share.  On September 22, 2008, the Fund announced that redemptions of shares in the Fund were being suspended for the protection of the Fund’s investors pursuant to an SEC order until the financial markets allow an orderly liquidation to be effected.   Investments in money market funds are generally recorded in “Cash and cash equivalents” on the Corporation’s balance sheet; however, based on the foregoing information, as of September 30, 2008 the Corporation presented $39.2 million of its investment in the Fund as “Cash and cash equivalents” and $42.5 million of its unsettled trades with the Fund separately on the balance sheet as “Prepaid expenses and other assets,” both at net asset values of $1.00 per share.

On December 3, 2008, the Fund announced that it had adopted a Plan of Liquidation (the “Plan”) for the orderly liquidation of the assets of the Fund, to be implemented subject to the supervision of the SEC.  Under the terms of the Plan, interim distributions are to be made to shareholders pro rata out of Fund assets, up to the amount of a special reserve.  On February 26, 2009, the Fund announced its decision to initially set aside $3.5 billion in a special reserve to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the Fund.  The special reserve was estimated based upon a range of costs and expenses that might be included in the special reserve and may be increased or decreased as further information becomes available.  Interim distributions will continue to be made up to $0.9172 per share unless the Fund determines the need to increase the special reserve.  Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, have been paid or set aside for payment.

The Fund distributed cash to Farmer Mac of $64.4 million during the fourth quarter of 2008 and an additional $5.4 million on February 20, 2009.   As of December 31, 2008, Farmer Mac had $17.3 million of unsettled trades with the Fund presented as “Prepaid expenses and other assets” on the balance sheet. Farmer Mac believes that it will receive its remaining investment upon final distribution of the Fund; however it may take an extended period of time.  Farmer Mac will continue to monitor further developments with respect to the expected recovery of its remaining investment in the Fund.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)   Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of December 31, 2008.

See Item 8 above for management’s report on internal control over financial reporting and the accompanying report of independent registered public accounting firm.

(b)   Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 22, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 22, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 22, 2009.

Item13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 22, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 22, 2009.

PART IV

Item15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements.

Refer to Item 8 above.

(2)	Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(3)	Exhibits.

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

**	4.4	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-1.

**	4.5	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-2.

**	4.6	-	Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-3.

_______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	4.7	-	Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C.

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.2	-	Compiled Amended and Restated Employment Agreement dated June 5, 2008 between Henry D. Edelman and the Registrant (Form 8-K filed August 1, 2008).

†*	10.3	-	Compiled Amended and Restated Employment Agreement dated June 5, 2008 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.6	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant(Form 10-Q filed August 12, 2008).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

_______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

_______________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

†*	10.20	-	Work for Hire Agreement dated October 20, 2008 between William T. Sandalls, Jr. and the Registrant (Form 10-Q filed November 10, 2008).

†*	10.21	-	Secondment Agreement effective as of October 1, 2008 between Farm Credit of Western New York and the Registrant (Form 10-Q filed November 10, 2008).

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Michael A. Gerber		March 16, 2009
By:	Michael A. Gerber	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Acting Chairman of the Board and	March 16, 2009
Lowell L. Junkins	Director

/s/ Michael A. Gerber	President and Chief Executive	March 16, 2009
Michael A. Gerber	Officer (Principal Executive Officer)

/s/ William T. Sandalls, Jr.	Chief Financial Officer	March 16, 2009
William T. Sandalls, Jr.	(Principal Financial Officer)

/s/ Timothy L. Buzby	Vice President – Controller	March 16, 2009
Timothy L. Buzby	and Treasurer
(Principal Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	March 16, 2009
Julia Bartling

/s/ Dennis L. Brack	Director	March 16, 2009
Dennis L. Brack

/s/ Grace T. Daniel	Director	March 16, 2009
Grace T. Daniel

/s/ Paul A. DeBriyn	Director	March 16, 2009
Paul A. DeBriyn

/s/ James R. Engebretsen	Director	March 16, 2009
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 16, 2009
Dennis A. Everson

/s/ Ernest M. Hodges	Director	March 16, 2009
Ernest M. Hodges

/s/ Mitchell A. Johnson	Director	March 16, 2009
Mitchell A. Johnson

/s/ Glen O. Klippenstein	Director	March 16, 2009
Glen O. Klippenstein

/s/ Clark B. Maxwell	Director	March 16, 2009
Clark B. Maxwell

/s/ Brian J. O’Keane	Director	March 16, 2009
Brian J. O’Keane

/s/ John Dan Raines, Jr.	Director	March 16, 2009
John Dan Raines, Jr.