Form 10-Q
period 2009-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2009-05-12
CIK 845877

As filed with the Securities and Exchange Commission on
May 12, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 1, 2009 the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,606,617 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5
Notes to Condensed Consolidated Financial Statements	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008
	(in thousands)
Assets:
Cash and cash equivalents	$283,801	$278,412
Investment securities:
Available-for-sale, at fair value	867,942	1,072,096
Trading, at fair value	178,752	163,763
Total investment securities	1,046,694	1,235,859
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	1,564,907	1,511,694
Trading, at fair value	925,747	939,550
Total Farmer Mac Guaranteed Securities	2,490,654	2,451,244
Loans:
Loans held for sale, at lower of cost or fair value	590,343	66,680
Loans held for investment, at amortized cost	80,338	718,845
Allowance for loan losses	(13,228)	(10,929)
Total loans, net of allowance	657,453	774,596

Real estate owned, at lower of cost or fair value	606	606
Financial derivatives, at fair value	24,545	27,069
Interest receivable	46,939	73,058
Guarantee and commitment fees receivable	56,339	61,109
Deferred tax asset, net	72,668	87,793
Prepaid expenses and other assets	91,178	117,561
Total Assets	$4,770,877	$5,107,307

Liabilities, Mezzanine Equity and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,286,336	$3,757,099
Due after one year	1,005,981	887,999
Total notes payable	4,292,317	4,645,098

Financial derivatives, at fair value	163,666	181,183
Accrued interest payable	34,821	40,470
Guarantee and commitment obligation	51,790	54,954
Accounts payable and accrued expenses	15,576	20,532
Reserve for losses	8,025	5,506
Total Liabilities	4,566,195	4,947,743

Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000,
150,000 shares authorized, issued and outstanding	144,216	144,216
Stockholders' Equity:
Preferred stock:
Series C, stated at redemption/liquidation value,
$1000 per share, 75,000 shares authorized, 20,000 and 9,200 issued and
outstanding as of March 31, 2009 and December 31, 2008, respectively	20,000	9,200
Common stock:
Class A Voting, $1 par value, no maximum authorization	1,031	1,031
Class B Voting, $1 par value, no maximum authorization	500	500
Class C Non-Voting, $1 par value, no maximum authorization	8,604	8,601
Additional paid-in capital	95,073	95,572
Accumulated other comprehensive loss	(45,609)	(47,412)
Accumulated deficit	(19,133)	(52,144)
Total Stockholders' Equity	60,466	15,348
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$4,770,877	$5,107,307

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$8,909	$41,508
Farmer Mac Guaranteed Securities	27,759	18,770
Loans	10,485	11,831
Total interest income	47,153	72,109
Total interest expense	23,713	54,171
Net interest income	23,440	17,938
Provision for loan losses	(3,534)	-
Net interest income after provision for loan losses	19,906	17,938

Non-interest income/(loss):
Guarantee and commitment fees	7,410	6,634
Gains/(losses) on financial derivatives	1,711	(41,720)
Gains on trading assets	31,625	10,111
Impairment losses on available-for-sale investment securities	(81)	-
Gains on sale of available-for-sale investment securities	3,150	1
Gains on sale of loans and Farmer Mac Guaranteed Securities	1,581	-
Other income	234	460
Non-interest income/(loss)	45,630	(24,514)

Non-interest expense:
Compensation and employee benefits	4,025	3,650
General and administrative	2,914	2,028
Regulatory fees	513	513
Real estate owned operating costs, net	21	49
Provision for losses	2,519	-
Non-interest expense	9,992	6,240
Income/(loss) before income taxes	55,544	(12,816)
Income tax expense/(benefit)	18,090	(5,119)
Net income/(loss)	37,454	(7,697)
Preferred stock dividends	(3,936)	(560)
Net income/(loss) available to common stockholders	$33,518	$(8,257)

Earnings per common share and dividends:
Basic earnings/(loss) per common share	$3.31	$(0.84)
Diluted earnings/(loss) per common share	$3.31	$(0.84)
Common stock dividends per common share	$0.05	$0.10

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$37,454	$(7,697)
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on loans and investments	1,228	1,141
Amortization of debt premiums, discounts and issuance costs	4,826	28,538
Proceeds from repayment and sale of trading investment securities	268	423
Purchases of loans held for sale	(15,144)	(8,424)
Proceeds from repayment of loans held for sale	1,538	4,095
Net change in fair value of trading securities and financial derivatives	(46,617)	28,889
Amortization of SFAS 133 transition adjustment on financial derivatives	39	72
Impairment losses on available-for-sale investment securities	81	-
Gains on sale of available-for-sale investment securities	(3,150)	(1)
Gains on sale of loans and Farmer Mac Guaranteed Securities	(1,581)	-
Total provision for losses	6,053	-
Deferred income taxes	13,290	(10,679)
Stock-based compensation expense	654	914
Decrease in interest receivable	26,119	33,291
Decrease in guarantee and commitment fees receivable	4,770	2,079
Decrease/(increase) in other assets	25,753	(7,804)
Decrease in accrued interest payable	(5,649)	(16,273)
Decrease in other liabilities	(9,843)	(12,203)
Net cash provided by operating activities	40,089	36,361

Cash flows from investing activities:
Purchases of available-for-sale investment securities	-	(835,025)
Purchases of Farmer Mac Guaranteed Securities	(352,078)	(60,281)
Purchases of loans held for investment	(14,670)	(29,044)
Purchases of defaulted loans	(5,030)	(1,163)
Proceeds from repayment of available-for-sale investment securities	82,531	367,527
Proceeds from repayment of Farmer Mac Guaranteed Securities	67,277	69,697
Proceeds from repayment of loans	34,034	41,983
Proceeds from sale of available-for-sale investment securities	128,400	-
Proceeds from sale of loans held	358,953	-
Proceeds from sale of Farmer Mac Guaranteed Securities	17,124	6,118
Net cash provided by/(used in) investing activities	316,541	(440,188)

Cash flows from financing activities:
Proceeds from issuance of discount notes	16,997,175	34,398,361
Proceeds from issuance of medium-term notes	919,427	639,974
Payments to redeem discount notes	(17,111,209)	(33,934,610)
Payments to redeem medium-term notes	(1,163,000)	(599,000)
Proceeds from common stock issuance	9	22
Purchases of common stock	-	(830)
Proceeds from preferred stock issuance	10,800	-
Dividends paid	(4,443)	(1,546)
Net cash (used in)/provided by financing activities	(351,241)	502,371
Net increase in cash and cash equivalents	5,389	98,544
Cash and cash equivalents at beginning of period	278,412	101,445
Cash and cash equivalents at end of period	$283,801	$199,989

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  The December 31, 2008 condensed consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2008 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2008 consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.  Below is a summary of Farmer Mac’s significant accounting policies.

(a) Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with original maturities of three months or less at the time of purchase to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Cash paid for:
Interest	$23,172	$40,171
Income taxes	-	16,000
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	17,124	577
Transfers of investment securities from available-for-sale to trading from the effect of adopting SFAS 159	-	600,468
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting SFAS 159	-	428,670
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	288,012	-
Transfers of loans held for investment to loans held for sale	617,072	-

(b) Allowance for Losses

As of March 31, 2009, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held, real estate owned and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

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

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs and Farmer Mac Guaranteed Securities - Rural Utilities in accordance with SFAS 5 and SFAS 114.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31, 2009
	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Beginning balance	$10,929	$-	$5,506	$16,435
Provision for losses	3,534	-	2,519	6,053
Charge-offs	(2,000)	-	-	(2,000)
Recoveries	765	-	-	765
Ending balance	$13,228	$-	$8,025	$21,253

	For the Three Months Ended March 31, 2008

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Beginning balance	$1,690	$-	$2,197	$3,887
Provision for losses	-	-	-	-
Charge-offs	(39)	-	-	(39)
Recoveries	-	-	-	-
Ending balance	$1,651	$-	$2,197	$3,848

No allowance for losses has been provided for loans underlying AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of March 31, 2009, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of March 31, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of March 31, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

The table below summarizes the components of Farmer Mac’s allowance for losses as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(in thousands)
Allowance for loan losses	$13,228	$10,929
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	519	869
Off-balance sheet Farmer Mac I Guaranteed Securities	1,692	535
LTSPCs	5,814	4,102
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$21,253	$16,435

As of March 31, 2009, Farmer Mac individually analyzed $94.9 million of its $131.9 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $37.0 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac’s specific allowance for under-collateralized assets was $12.1 million as of March 31, 2009 and $8.6 million as of December 31, 2008. Farmer Mac’s non-specific or general allowance was $9.2 million as of March 31, 2009 and $7.8 million as of December 31, 2008.

Farmer Mac recognized interest income of approximately $1.1 million and $1.2 million on impaired loans during the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009 and 2008, Farmer Mac’s average investment in impaired loans was $125.7 million and $38.9 million, respectively.

(c)           Financial Derivatives

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Farmer Mac also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on mortgage-backed securities and the debt of other government-sponsored enterprises (“GSEs”), futures contracts involving U.S. Treasury securities and interest rate swap contracts.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both U.S. Treasury rates and spreads on Farmer Mac debt and Farmer Mac Guaranteed Securities.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument.  Gains or losses generated by these hedge transactions should offset changes in funding costs or Farmer Mac Guaranteed Securities sale prices that occur during the hedge period.

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

The following tables summarize information related to Farmer Mac’s financial derivatives as of March 31, 2009 and December 31, 2008:

	March 31, 2009
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in Years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$145,246	$-	$(5,305)	5.52%	1.21%		7.77
Pay fixed non-callable	1,296,551	-	(153,943)	5.20%	1.24%		5.08
Receive fixed callable	425,000	516	(77)	1.23%	1.77%		0.77
Receive fixed non-callable	2,268,981	23,823	(87)	1.22%	1.79%		1.75
Basis swaps	220,474	30	(4,248)	2.84%	1.78%		3.56
Agency forwards	77,109	176	-			108.30
Treasury futures	2,100	-	(6)			123.78
Total financial derivatives	$4,435,461	$24,545	$(163,666)	2.63%	1.61%

	December 31, 2008
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in Years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$208,958	$-	$(6,646)	5.51%	3.23%		7.66
Pay fixed non-callable	1,311,218	-	(169,040)	5.21%	3.05%		5.33
Receive fixed callable	606,500	1,727	(65)	2.91%	3.20%		1.28
Receive fixed non-callable	1,347,069	25,269	(94)	2.23%	2.28%		1.43
Basis swaps	206,863	45	(3,734)	3.84%	3.28%		4.31
Agency forwards	74,998	-	(1,604)			105.85
Treasury futures	2,500	28	-			126.88
Total financial derivatives	$3,758,106	$27,069	$(181,183)	3.68%	2.82%

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of March 31, 2009, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $156.8 million.  As of March 31, 2009, Farmer Mac posted assets with a fair value of $85.2 million as collateral for its derivatives in net liability positions.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2009, it could have been required to settle its obligations under the agreements or post additional collateral of $71.6 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	Gains/(Losses) on Financial Derivatives
	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)

Interest rate swaps	$2,659	$(41,148)
Agency forwards	(879)	(318)
Treasury futures	(9)	(143)
	1,771	(41,609)
Amortization of SFAS 133
transition adjustment	(60)	(111)
Total	$1,711	$(41,720)

As of March 31, 2009 and December 31, 2008, Farmer Mac had approximately $0.2 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive loss related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.1 million of the amount currently reported in accumulated other comprehensive loss will be reclassified into earnings.

As of March 31, 2009, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with total notional amount of $120.5 million and a fair value of $(4.2) million.  As of December 31, 2008, those basis swaps had a total notional amount of $131.9 million and a fair value of $(3.7) million.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Accordingly, Farmer Mac recorded unrealized losses on those outstanding basis swaps of $0.5 million for first quarter 2009, $2.5 million for fourth quarter 2008 and $2.4 million for first quarter 2008.

(d)           Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings/(loss) per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options and stock appreciation rights (“SARs”).  The following schedule reconciles basic and diluted earnings/(loss) per common share (“EPS”) for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009			March 31, 2008
	Net Income	Shares	$ per Share	Net (Loss)	Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income/(loss) available
to common stockholders	$33,518	10,135	$3.31	$(8,257)	9,867	$(0.84)
Effect of dilutive securities:
Stock options and SARs (1)	-	-	-	-	-	-
Diluted EPS	$33,518	10,135	$3.31	$(8,257)	9,867	$(0.84)

(1)
 For the three months ended March 31, 2009 and 2008, stock options and SARs of 1,697,829 and 2,218,199, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.

(e)           Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock.  Upon stock option exercise, new shares are issued by the Corporation.  Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant.  If not exercised, any options granted under the 1997 plan expire ten years from the date of grant, except that options issued to directors since June 1, 1998, if not exercised, expire five years from the date of grant.  For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.  As of June 30, 2008, the plan had terminated pursuant to its terms and no further grants will be made under it.

During 2008, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after ten years and those granted to directors expire after seven years.  For all SARs granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on the date of grant.  SARs granted during 2008 have exercise prices ranging from $7.35 to $28.94 per share.

For the three months ended March 31, 2009, Farmer Mac recognized $0.7 million of compensation expense related to stock options and SARs, compared to $0.9 million for the three months ended March 31, 2008.

The following table summarizes stock option and SARs activity for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009		March 31, 2008
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
Outstanding, beginning of period	2,237,711	$25.54	2,218,199	$25.48
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(539,882)	28.30	-	-
Outstanding, end of period	1,697,829	$24.66	2,218,199	$25.48

Options and SARs exercisable at end of period	1,308,518	$24.93	1,360,222	$24.46

The cancellations of stock options during first quarter 2009 were due to unvested options or SARs terminating and the cancellation of a portion of vested options upon employee and officers’ departures from Farmer Mac.  There were no cancellations of stock options or SARs during first quarter 2008.  There were no stock options or SARs exercised during first quarter 2009 or first quarter 2008.

The following table summarizes information regarding stock options and SARs outstanding as of March 31, 2009:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Range of		Remaining		Remaining		Remaining
Exercise	Stock Options	Contractual	Stock Options	Contractual	Stock Options	Contractual
Prices	and SARS	Life	and SARS	Life	and SARS	Life

$5.00 - $ 9.99	90,000	9.5 years	-	-	63,000	9.5 years
10.00 - 14.99	-	-	-	-	-	-
15.00 - 19.99	81,722	5.0 years	81,722	5.0 years	81,722	5.0 years
20.00 - 24.99	656,952	4.3 years	646,114	4.3 years	653,700	4.3 years
25.00 - 29.99	655,487	5.6 years	383,017	4.4 years	620,574	5.5 years
30.00 - 34.99	213,668	2.9 years	197,665	2.4 years	208,867	2.8 years
	1,697,829		1,308,518		1,627,863

There were no stock options or SARS granted during first quarter 2009.  The weighted-average grant date fair value of options and SARs granted during the year ended December 31, 2008 was $9.71 per share.  The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

2008
Risk-free interest rate	2.4%
Expected years until exercise	6 years
Expected stock volatility	52.2%
Dividend yield	2.2%

(f)    Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g)           Fair Value

Effective January 1, 2008, Farmer Mac adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that ranks the quality and reliability of the inputs to valuation techniques used to measure fair value.  The hierarchy gives highest rank to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest rank to unobservable inputs (Level 3 measurements).  Effective January 1, 2009, Farmer Mac adopted FASB Statement of Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) for all non-recurring fair value measurements of non-financial assets and liabilities.  FSP 157-2 had delayed the effective date of SFAS 157 for non-recurring, non-financial assets and liabilities.

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

Effective January 1, 2008, Farmer Mac adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies an irrevocable option to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  On January 1, 2008, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain Farmer Mac II Guaranteed Securities that were classified as held-to-maturity on January 1, 2008.

See Note 7 for more information regarding fair value measurement.

(h)           New Accounting Standards

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Farmer Mac adopted this statement prospectively on January 1, 2009 and the impact of adoption was not material to its financial condition, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  This standard applies to derivative instruments, non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Farmer Mac adopted this statement in first quarter 2009.  Since SFAS 161 only required additional disclosures, it did not have an impact on Farmer Mac’s financial condition, results of operations or cash flows.

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

In September 2008, the FASB issued three separate but related Exposure Drafts for public comment.  The proposed FASB Statements, Accounting for Transfers of Financial Assets and Amendments to FASB Interpretation No. 46(R) (“FIN 46(R)”), address amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.  The two proposed FASB statements would be effective for fiscal years beginning after November 15, 2009.  The proposed statements, amending SFAS 140 and FIN 46(R), would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and remove the exception from applying FIN 46(R) to QSPEs.  While the proposed standards have not been finalized, these changes may result in the consolidation of assets and liabilities onto Farmer Mac’s condensed consolidated balance sheet in connection with trusts that currently qualify for the QSPE exception. Farmer Mac is currently evaluating the impact of this proposed standard.

In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The example emphasizes the principles of SFAS 157, including the objective of fair value, the necessary considerations pertaining to distressed transactions, the relevance of observable data, management’s assumptions about nonperformance and liquidity risks, third-party pricing quotes and disclosure requirements.  The FSP became effective on October 10, 2008 and applies to prior periods for which financial statements have not yet been issued.  Entities must account for revisions to fair value estimates resulting from the adoption of the FSP as a change in accounting estimate under SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, but do not need to provide the disclosures required by that Statement.  Farmer Mac adopted the provisions of FSP 157-3 on September 30, 2008 for its investments in GSE preferred stock issued by CoBank, ACB and AgFirst Farm Credit Bank.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP No. FAS 140-4 and FIN 46R-8”).  FSP No. FAS 140-4 and FIN 46R-8 amends the disclosure requirements of SFAS 140 and FIN 46R and is effective for the first reporting period ending after December 15, 2008, or December 31, 2008 for Farmer Mac.  The adoption of FSP No. FAS 140-4 and FIN 46R-8 did not have a material impact on Farmer Mac’s financial condition, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.  The objective of FSP 99-20-1 was to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  An entity with beneficial interests within the scope of FSP 99-20-1 is no longer required to solely consider market participant assumptions when evaluating cash flows for an adverse change that would be indicative of other-than-temporary impairment.  FSP 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements of SFAS 115 and other related guidance.  FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The impact of adoption was not material to Farmer Mac’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.  Farmer Mac will adopt the FSPs for the interim period ending June 30, 2009.  Farmer Mac does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Farmer Mac’s adoption of this guidance did not have a material impact on its financial condition, results of operations or cash flows.

Note 2.	Investments

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of March 31, 2009 and December 31, 2008.

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$74,100	$-	$(6,464)	$67,636
Floating rate asset-backed securities	78,350	-	(2,032)	76,318
Floating rate corporate debt securities	396,831	-	(46,138)	350,693
Floating rate Government/GSE
guaranteed mortgage-backed securities	319,243	96	(3,223)	316,116
Fixed rate GSE guaranteed mortgage-backed
securities	7,077	270	-	7,347
Floating rate GSE subordinated debt	70,000	-	(20,868)	49,132
Floating rate GSE preferred stock	700	-	-	700
Total available-for-sale	946,301	366	(78,725)	867,942

Trading:
Floating rate asset-backed securities	7,226	-	(5,264)	1,962
Fixed rate GSE preferred stock	180,231	-	(3,441)	176,790
Total trading	187,457	-	(8,705)	178,752
Total investment securities	$1,133,758	$366	$(87,430)	$1,046,694

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans (1)	$193,950	$-	$(15,373)	$178,577
Floating rate asset-backed securities	85,005	1	(3,750)	81,256
Floating rate corporate debt securities	458,428	-	(39,363)	419,065
Floating rate Government/GSE
guaranteed mortgage-backed securities	338,907	270	(3,512)	335,665
Fixed rate GSE guaranteed mortgage-backed
securities	7,375	188	-	7,563
Floating rate GSE subordinated debt	70,000	-	(20,811)	49,189
Floating rate GSE preferred stock	781	-	-	781
Total available-for-sale	1,154,446	459	(82,809)	1,072,096

Trading:
Floating rate asset-backed securities	7,494	-	(5,283)	2,211
Fixed rate GSE preferred stock	180,579	-	(19,027)	161,552
Total trading	188,073	-	(24,310)	163,763
Total investment securities	$1,342,519	$459	$(107,119)	$1,235,859

(1)	The fair value of these securities as of December 31, 2008 are inclusive of the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its auction-rate certificates.

During first quarter 2009, Farmer Mac recorded an $81,000 other-than-temporary impairment (in addition to the $51.7 million other-than-temporary impairment recorded in 2008) related to its investment in Fannie Mae floating rate preferred stock.  The carrying value of this investment was written down to its fair value of $700,000 as of March 31, 2009 and the impairment loss was recognized as “Impairment losses on available-for-sale investment securities” in the condensed consolidated statements of operations.

During first quarter 2009, Farmer Mac sold all of its remaining investment in Lehman Brothers Holdings, Inc. senior debt securities for $8.6 million, resulting in a gain of $3.2 million.  During 2008, Farmer Mac had recorded a $54.5 million other-than-temporary impairment related to its investment in those Lehman Brothers securities.

As of March 31, 2009 and December 31, 2008, unrealized losses on available-for-sale investment securities were as follows:

	March 31, 2009
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$-	$-	$350,693	$(46,138)
Floating rate asset-backed securities	28,991	(823)	47,327	(1,209)
Floating rate Government guaranteed
auction-rate certificates	-	-	67,636	(6,464)
Floating rate Government/GSE
guaranteed mortgage-backed securities	231,350	(2,549)	42,482	(674)
Floating rate GSE subordinated debt	-	-	49,132	(20,868)
Total	$260,341	$(3,372)	$557,270	$(75,353)

	December 31, 2008
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$19,858	$(142)	$393,808	$(39,221)
Floating rate asset-backed securities	80,605	(3,750)	-	-
Floating rate Government guaranteed
auction-rate certificates	58,727	(15,373)	-	-
Floating rate Government/GSE
guaranteed mortgage-backed securities	263,516	(3,138)	10,751	(374)
Floating rate GSE subordinated debt	-	-	49,189	(20,811)
Total	$422,706	$(22,403)	$453,748	$(60,406)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2009 and December 31, 2008, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities, even though there has not been significant deterioration in the credit ratings of the securities.  As of March 31, 2009, all of the investment securities in an unrealized loss position were rated at least “A” by Standard & Poor’s, except one that was rated “BBB” and one that was rated “BBB-”.  As of December 31, 2008, all of the investment securities in an unrealized loss position were rated at least “A”, except one that was rated “BBB+” and one that was rated “BBB-”.  The unrealized losses were on 117 and 116 individual investment securities as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, 57 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $75.4 million.  As of December 31, 2008, 34 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $60.4 million.  Securities in unrealized loss positions 12 months or more have a fair value as of March 31, 2009 that is at least 67 percent of their amortized cost basis and, on average, approximately 88 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale investment securities represent other-than-temporary impairment as of March 31, 2009.  Farmer Mac has the intent and ability to hold its investment securities in loss positions until either the market value recovers or the securities mature.

As of March 31, 2009, Farmer Mac did not own any held-to-maturity investments.  As of March 31, 2009, Farmer Mac owned trading investment securities that mature after five years with an amortized cost of $187.5 million, a fair value of $178.8 million, and a weighted average yield of 8.07 percent.  The amortized cost, fair value and weighted average yield of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2009 are set forth below.  Asset- and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities
	Available-for-Sale
	as of March 31, 2009
	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Due within one year	$105,528	$100,219	0.98%
Due after one year
through five years	326,649	285,286	1.37%
Due after five years
through ten years	141,500	140,563	2.37%
Due after ten years	372,624	341,874	2.15%
Total	$946,301	$867,942	1.78%

Note 3.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2009 and December 31, 2008.

	March 31, 2009
	Available-
	for-Sale	Trading	Total

Farmer Mac I	$63,216	$-	$63,216
Farmer Mac II	588,996	476,681	1,065,677
Rural Utilities	912,695	449,066	1,361,761
Total	$1,564,907	$925,747	$2,490,654

Amortized cost	$1,556,471	$877,682	$2,434,153
Unrealized gains	22,401	48,065	70,466
Unrealized losses	(13,965)	-	(13,965)
Fair value	$1,564,907	$925,747	$2,490,654

	December 31, 2008
	Available-
	for-Sale	Trading	Total

Farmer Mac I	$349,292	$-	$349,292
Farmer Mac II	522,565	496,863	1,019,428
Rural Utilities	639,837	442,687	1,082,524
Total	$1,511,694	$939,550	$2,451,244

Amortized cost	$1,501,980	$907,506	$2,409,486
Unrealized gains	23,727	32,044	55,771
Unrealized losses	(14,013)	-	(14,013)
Fair value	$1,511,694	$939,550	$2,451,244

Farmer Mac does not currently classify any Farmer Mac Guaranteed Securities as held-to-maturity.

 The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2009 and December 31, 2008, as applicable. As of  March 31, 2009, the unrealized losses presented above are related to Farmer Mac II Guaranteed Securities, which are fully collateralized by USDA-guaranteed portions. As of December 31, 2008, the available-for-sale unrealized losses were on 9 individual securities.  One of the available-for-sale Farmer Mac I Guaranteed Securities in a loss position as of December 31, 2008 had been in a loss position for more than 12 months and had an unrealized loss that was less than one percent of the amortized security cost.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of March 31, 2009 and December 31, 2008.  Farmer Mac has the intent and ability to hold its on-balance sheet Farmer Mac Guaranteed Securities until either the market value recovers or the securities mature.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2009.

March 31, 2009
(dollars in thousands)

Fair value of beneficial interests retained
in Farmer Mac Guaranteed Securities	$2,490,654

Weighted-average remaining life (in years)	3.6

Weighted-average prepayment speed (annual rate)	5.9%
Effect on fair value of a 10% adverse change	$(637)
Effect on fair value of a 20% adverse change	$(1,384)

Weighted-average discount rate	4.3%
Effect on fair value of a 10% adverse change	$(33,168)
Effect on fair value of a 20% adverse change	$(67,992)

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

The table below presents the outstanding principal balances for Farmer Mac Guaranteed Securities, loans, and LTSPCs as of March 31, 2009 and December 31, 2008.

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs
	March 31,	December 31,
	2009	2008
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$668,893	$781,305
Guaranteed Securities	5,835	282,185
AgVantage	53,300	53,300
Farmer Mac II
Guaranteed Securities	1,051,185	1,013,330
Farmer Mac Guaranteed
Securities - Rural Utilities	1,319,033	1,054,941
Total on-balance sheet	$3,098,246	$3,185,061

Off-balance sheet:
Farmer Mac I:
Guaranteed Securities	$1,640,652	$1,697,983
AgVantage	2,945,000	2,945,000
LTSPCs	2,216,564	2,224,181
Farmer Mac II
Guaranteed Securities	31,030	30,095
Total off-balance sheet	$6,833,246	$6,897,259
Total	$9,931,492	$10,082,320

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the condensed consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three months ended March 31, 2009 and 2008 and the outstanding balances and carrying amounts of all such loans as of March 31, 2009 and December 31, 2008, respectively.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)

Fair value at acquisition date	$5,064	$1,163
Contractually required payments
receivable	5,074	1,326
Impairment recognized subsequent
to acquisition	2,000	-

	March 31,	December 31,
	2009	2008
	(in thousands)

Outstanding balance	$78,571	$91,942
Carrying amount	57,821	69,308

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities or Farmer Mac II Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of March 31, 2009, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of March 31, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of March 31, 2009, Farmer Mac has not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

	90-Day			Net Credit
	Delinquencies (1)			Losses (2)
	As of	As of	As of	For the Three Months Ended
	March 31,	December 31,	March 31,	March 31,
	2009	2008	2008	2009	2008
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$80,964	$65,060	$6,989	$1,235	$39
Total on-balance sheet	$80,964	$65,060	$6,989	$1,235	$39
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$5,270	$2,060	$3,985	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$5,270	$2,060	$3,985	$-	$-
Total	$86,234	$67,120	$10,974	$1,235	$39

(1)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are
90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(2)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

Note 4.                      Comprehensive Income/(Loss)

Comprehensive income/(loss) represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income/(loss) for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)

Net income/(loss)	$37,454	$(7,697)
Available-for-sale securities, net of tax:
Net unrealized holding gains/(losses) (1)	1,764	(15,435)

Financial derivatives, net of tax:
Reclassification for amortization of SFAS 133
transition adjustment (2)	39	72
Other comprehensive income/(loss), net of tax	1,803	(15,363)
Comprehensive income/(loss)	$39,257	$(23,060)

(1)
Unrealized holding gains/(losses) on available-for-sale securities is shown net of income tax (expense)/benefit of $(0.9) million and $8.3 million for the three months ended March 31, 2009 and 2008, respectively.

(2)	Amortization of SFAS 133 transition adjustment is shown net of income tax expense of $21,000 and $39,000 for the three months ended March 31, 2009 and 2008, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 and changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Available-for-sale securities:
Beginning balance	$(47,214)	$(2,320)
Reclassification adjustment to retained earnings
for SFAS 159 adoption, net of tax	-	(11,237)
Adjusted beginning balance	(47,214)	(13,557)
Net unrealized gains/(losses), net of tax	1,764	(33,657)
Ending balance	$(45,450)	$(47,214)

Financial derivatives:
Beginning balance	$(198)	$(473)
Amortization of SFAS 133 transition adjustment on financial
derivatives, net of tax	39	275
Ending balance	$(159)	$(198)
Accumulated other comprehensive loss, net of tax	$(45,609)	$(47,412)

Note 5.	Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  During first quarter 2009, Farmer Mac transferred $17.1 million of agricultural mortgage loans held on balance sheet into a trust as part of a securitization transaction in which guaranteed agricultural mortgage-backed securities were sold to Zions First National Bank, a related party.  The following table summarizes cash flows received from and paid to trusts used for securitizations:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Proceeds from new securitizations	$17,124	$577
Guarantee fees received	3,609	3,547
Servicing advances	4	-
Repayment of servicing advances	2	1

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2009 and December 31, 2008, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	March 31,	December 31,
	2009	2008
	(in thousands)
Farmer Mac I Guaranteed Securities	$1,640,652	$1,697,983
AgVantage	2,945,000	2,945,000
Farmer Mac II Guaranteed Securities	31,030	30,095
Total off-balance sheet Farmer Mac I and II	$4,616,682	$4,673,078

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $34.0 million as of March 31, 2009 and $37.1 million as of December 31, 2008.  As of March 31, 2009, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.8 years.

Long-Term Standby Purchase Commitments (LTSPCs)

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from a segregated pool of loans under enumerated circumstances, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as Farmer Mac Guaranteed Securities.

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion as of both March 31, 2009 and December 31, 2008.

As of March 31, 2009, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.2 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $17.8 million as of March 31, 2009 and $17.9 million as of December 31, 2008.

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

Preferred Stock

Farmer Mac has had three series of preferred stock outstanding:

•
Series A, which was permanent equity, was a component of Stockholders’ Equity on the condensed consolidated balance sheets, and was repurchased and retired on December 15, 2008, such that none was outstanding on March 31, 2009 or December 31, 2008;

•
Series B, which was newly issued on September 30, 2008 and on December 15, 2008, is temporary equity and is reported as Mezzanine Equity on the condensed consolidated balance sheets because it contains redemption features that, although remote, are not solely within the control of Farmer Mac; and

•	Series C, which was newly issued during fourth quarter 2008, is a component of Stockholders’ Equity on the condensed consolidated balance sheets.

During first quarter 2009, Farmer Mac sold 10,800 shares of its Series C Preferred Stock to National Rural Cooperative Finance Corporation (“National Rural”) pursuant to a program under which any participant who uses Farmer Mac for a credit enhancement or purchase transaction in excess of $20.0 million is required to purchase an equity interest in Farmer Mac in the form of shares of Series C, thereby enabling Farmer Mac to raise additional capital to support its mission of providing liquidity and lending capacity to agricultural and rural utilities lenders.  Farmer Mac sold the 10,800 shares of Series C without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $10.8 million or $1,000 per share.  There were 20,000 shares of Series C Preferred Stock outstanding as of March 31, 2009, all held by National Rural.

Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements.  All series of Farmer Mac’s preferred stock are included as components of core capital for regulatory and statutory capital compliance measurements.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of March 31, 2009 was in compliance with, its three statutory and regulatory capital requirements:

•
Minimum capital – Farmer Mac’s minimum capital level is equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, including Farmer Mac Guaranteed Securities and LTSPCs;

•	Critical capital – Farmer Mac’s critical capital level is equal to 50 percent of the minimum capital requirement at that time; and
•	Risk-based capital – the Farm Credit Administration (“FCA”) has established a risk-based capital stress test for Farmer Mac.

As of March 31, 2009, Farmer Mac’s minimum and critical capital requirements were $182.9 million and $91.4 million, respectively, and Farmer Mac’s core capital level was $250.3 million, $67.4 million above the minimum capital requirement and $158.9 million above the critical capital requirement.  As of December 31, 2008, Farmer Mac’s minimum and critical capital requirements were $193.5 million and $96.7 million, respectively, and its actual core capital level was $207.0 million, $13.5 million above the minimum capital requirement and $110.2 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of March 31, 2009 was $40.0 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $271.5 million exceeded that requirement by approximately $231.5 million.

Note 7.	Fair Value Disclosures

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

The following is a description of the fair value techniques used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy described above.  Fair value measurements related to financial instruments that are reported at fair value in the consolidated financial statements each period are referred to as recurring fair value measurements.  Fair value measurements related to assets and liabilities that are not reported at fair value each period but are subject to fair value adjustments in certain circumstances are referred to as non-recurring fair value measurements.

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

For investment securities which are thinly traded or not quoted, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Farmer Mac maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates.  Farmer Mac generally considers a market to be inactive if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is a limited availability of public market information.  Farmer Mac classifies these fair value measurements as Level 3.

Due to the lack of an active market for Farmer Mac’s investments in ARCs and GSE preferred stock issued by CoBank, ACB and AgFirst Farm Credit Bank with current par values of $74.1 million, $88.5 million and $88.0 million, respectively, Farmer Mac transferred these securities from Level 2 to Level 3 during 2008.  Farmer Mac’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.  During first quarter 2009, Farmer Mac changed the inputs to its discounted cash flow model used to estimate the fair value of its investments in thinly traded GSE preferred stock.  The benchmark securities previously used to derive credit spreads for estimates of fair value as of September 30, 2008 and December 31, 2008 were preferred stock issued by large national financial institutions.  The preferred stock securities of these large financial institutions experienced significant volatility during first quarter 2009 due to changes in the credit quality of the issuers and the market expectations regarding projected cash flows for the securities.  The change in the market expectations of projected future cash flows for those securities was inconsistent with the Farm Credit System preferred stock owned by Farmer Mac.  Had Farmer Mac estimated the fair value of the Farm Credit System preferred stock as of December 31, 2008 using the new methodology in place as of March 31, 2009, the fair values of those securities would have been $175.0 million, an increase of approximately $13.4 million from the estimated fair value of $161.6 million as of December 31, 2008.

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

As of March 31, 2009, the consideration of credit risk, Farmer Mac’s or the counterparties’, did not result in a material adjustment to the valuations of Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the condensed consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as Level 3 measurements.  As of March 31, 2009 and December 31, 2008, Farmer Mac’s loans held for sale were reported at cost.

Real Estate Owned Properties

Real estate owned (REO) properties are reported at the lower of cost or market in the condensed consolidated balance sheets.  Farmer Mac initially records REO properties at fair value less costs to sell and subsequently carries them at the lower of cost or fair value less costs to sell.  As of both March 31, 2009 and December 31, 2008, Farmer Mac’s REO properties were reported at cost.

Fair Value Classification and Transfers

As of March 31, 2009, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $2.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 57 percent of total assets and 74 percent of financial instruments measured at fair value as of March 31, 2009.

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

The following tables present information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2009 and December 31, 2008, respectively, and indicates the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of March 31, 2009

	Level 1	Level 2	Level 3	Total
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$-	$-	$67,636	$67,636
Floating rate asset-backed securities	-	76,318	-	76,318
Floating rate corporate debt securities	-	350,693	-	350,693
Floating rate Government/GSE
guaranteed mortgage-backed securities	-	316,116	-	316,116
Fixed rate GSE guaranteed mortgage-backed
securities	-	7,347	-	7,347
Floating rate GSE subordinated debt	-	49,132	-	49,132
Floating rate GSE preferred stock	-	700	-	700
Total available-for-sale	-	800,306	67,636	867,942

Trading:
Floating rate asset-backed securities	-	-	1,962	1,962
Fixed rate GSE preferred stock	-	-	176,790	176,790
Total trading	-	-	178,752	178,752
Total investment securities	-	800,306	246,388	1,046,694

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	63,216	63,216
Farmer Mac II	-	-	588,996	588,996
Rural Utilities	-	-	912,695	912,695
Total available-for-sale	-	-	1,564,907	1,564,907

Trading:
Farmer Mac II	-	-	476,681	476,681
Rural Utilities	-	-	449,066	449,066
Total trading	-	-	925,747	925,747
Total Farmer Mac Guaranteed Securities	-	-	2,490,654	2,490,654

Financial Derivatives	-	24,545	-	24,545
Total Assets at fair value	$-	$824,851	$2,737,042	$3,561,893

Liabilities:
Financial Derivatives	$6	$159,424	$4,236	$163,666
Total Liabilities at fair value	$6	$159,424	$4,236	$163,666

Assets and Liabilities Measured at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans (1)	$-	$-	$178,577	$178,577
Floating rate asset-backed securities	-	81,256	-	81,256
Floating rate corporate debt securities	-	419,065	-	419,065
Floating rate Government/GSE
guaranteed mortgage-backed securities	-	335,665	-	335,665
Fixed rate GSE guaranteed mortgage-backed
securities	-	7,563	-	7,563
Floating rate GSE subordinated debt	-	49,189	-	49,189
Floating rate GSE preferred stock	-	781	-	781
Total available-for-sale	-	893,519	178,577	1,072,096

Trading:
Floating rate asset-backed securities	-	-	2,211	2,211
Fixed rate GSE preferred stock	-	-	161,552	161,552
Total trading	-	-	163,763	163,763
Total investment securities	-	893,519	342,340	1,235,859

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	349,292	349,292
Farmer Mac II	-	-	522,565	522,565
Rural Utilities	-	-	639,837	639,837
Total available-for-sale	-	-	1,511,694	1,511,694

Trading:
Farmer Mac II	-	-	496,863	496,863
Rural Utilities	-	-	442,687	442,687
Total trading	-	-	939,550	939,550
Total Farmer Mac Guaranteed Securities	-	-	2,451,244	2,451,244

Financial Derivatives	28	27,041	-	27,069
Total Assets at fair value	$28	$920,560	$2,793,584	$3,714,172

Liabilities:
Financial Derivatives	$-	$177,464	$3,719	$181,183
Total Liabilities at fair value	$-	$177,464	$3,719	$181,183

(1) Includes the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its ARC holdings.

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant Level 3 inputs to determine fair value for the three months ended March 31, 2009 and March 31, 2008, respectively.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2009
	Beginning Balance	Purchases, Sales, Issuances and Settlements, Net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates
backed by Government guaranteed
student loans	$178,577	$(119,850)	$-	$8,909	$-	$67,636
Trading:
Floating rate asset-backed securities(1)	2,211	(268)	19	-	-	1,962
Fixed rate GSE preferred stock(1)	161,552	(348)	15,586	-	-	176,790
Total trading	163,763	(616)	15,605	-	-	178,752
Total investment securities	342,340	(120,466)	15,605	8,909	-	246,388
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I (2)	349,292	2,889	-	(953)	(288,012)	63,216
Farmer Mac II	522,565	61,491	-	4,940	-	588,996
Rural Utilities	639,837	270,000	-	2,858	-	912,695
Total available-for-sale	1,511,694	334,380	-	6,845	(288,012)	1,564,907
Trading:
Farmer Mac II (3)	496,863	(23,914)	3,732	-	-	476,681
Rural Utilities(1)	442,687	(5,909)	12,288	-	-	449,066
Total trading	939,550	(29,823)	16,020	-	-	925,747
Total Farmer Mac Guaranteed
Securities	2,451,244	304,557	16,020	6,845	(288,012)	2,490,654
Total Assets at fair value	$2,793,584	$184,091	$31,625	$15,754	$(288,012)	$2,737,042
Liabilities:
Financial Derivatives (4)	$(3,719)	$-	$(517)	$-	$-	$(4,236)
Total Liabilities at fair value	$(3,719)	$-	$(517)	$-	$-	$(4,236)

(1)	Unrealized gains are attributable to assets still held as of March 31, 2009 and are recorded in gains on trading assets.
(2)
Includes, as a result of the release of Farmer Mac’s guarantee, the reclassification of certain Farmer Mac Guaranteed Securities to loans held for sale.  As of March 31, 2009, loans held for sale are reported at cost on the condensed consolidated balance sheets.

(3)	Includes unrealized gains of approximately $3.4 million attributable to assets still held as of March 31, 2009 that are recorded in gains on trading assets.
(4)	Unrealized losses are attributable to liabilities still held as of March 31, 2009 and are recorded in gains/(losses) on financial derivatives.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2008
	Beginning Balance	Purchases, Sales, Issuances and Settlements, Net	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates
backed by Government guaranteed
student loans	$-	$99,931	$-	$(2,115)	$131,544	$229,360
Floating rate corporate debt securities	-	400,000	-	(669)	-	399,331
Fixed rate corporate debt securities	500,138	-	-	2,951	-	503,089
Total available-for-sale investment
securities	500,138	499,931	-	167	131,544	1,131,780

Trading:
Floating rate asset-backed securities (1)	8,179	(423)	(577)	-	-	7,179
Fixed rate mortgage-backed securities (1)	415,813	29,367	13,846	-	-	459,026
Total trading investment securities	423,992	28,944	13,269	-	-	466,205
Total investment securities	924,130	528,875	13,269	167	131,544	1,597,985

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	(19,753)	-	6,067	-	325,272
Trading:
Farmer Mac II (2)	428,670	10,982	5,550	-	-	445,202
Total Farmer Mac Guaranteed Securities	767,628	(8,771)	5,550	6,067	-	770,474
Total Assets at Fair Value	$1,691,758	$520,104	$18,819	$6,234	$131,544	$2,368,459

Liabilities:
Financial Derivatives (3)	$(1,106)	$-	$(2,401)	$-	$-	$(3,507)
Total Liabilities at Fair Value	$(1,106)	$-	$(2,401)	$-	$-	$(3,507)

(1)	Unrealized gains/(losses) are attributable to assets still held as of March 31, 2008 and are recorded in gains on trading assets.
(2)	Includes unrealized gains of approximately $5.6 million attributable to assets still held as of March 31, 2008 that are recorded in gains on trading assets.
(3)	Unrealized losses are attributable to liabilities still held as of March 31, 2008 and are recorded in gains/(losses) on financial derivatives.

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

On January 1, 2008, with the adoption of SFAS 159, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During 2008, Farmer Mac elected to measure an additional $113.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Farmer Mac selected all of these assets for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  During first quarter 2009, Farmer Mac did not elect the fair value option under SFAS 159 for any assets or liabilities.

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

(1)
Farmer Mac adopted the fair value option for certain securities classified within its investment portfolio previously classified as available-for-sale.  These securities are presented in the condensed consolidated balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 115,Accounting for Certain Investments in Debt and Equity Securities and the amount of the transition gain was recognized in accumulated other comprehensive loss prior to the adoption of SFAS 159.

For first quarter 2009 and first quarter 2008, Farmer Mac recorded net gains on trading assets of $31.6 million and $10.7 million, respectively, for changes in fair values of the assets selected for the fair value option.  These gains are recognized as “Gains on trading assets” in the condensed consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information is consolidated to include the accounts of Farmer Mac and its wholly-owned subsidiary, Farmer Mac Mortgage Securities Corporation.

This discussion and analysis of financial condition and results of operations should be read together with:  (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as well as uncertainties regarding:

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

•	the willingness of investors to invest in Farmer Mac Guaranteed Securities;
•	the severity and duration of current economic and financial conditions; and
•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac.

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

For a discussion of Farmer Mac’s critical accounting policies and the related use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Results of Operations

Overview.  Farmer Mac’s net income to common stockholders for first quarter 2009 was $33.5 million or $3.31 per diluted common share, compared to a net loss of $8.3 million or $0.84 per diluted common share for first quarter 2008.

During first quarter 2009, Farmer Mac’s guarantee and commitment fees associated with its core business increased, as the average level of guarantees and commitments outstanding during the quarter was higher than the level for first quarter 2008.  For first quarter 2009, guarantee and commitment fees were $7.4 million, compared to $6.6 million for first quarter 2008.  Farmer Mac also maintained access to the capital markets at favorable rates throughout 2008 and to date in 2009, and the Corporation’s short-term borrowing costs continued at more advantageous than historical levels.  For first quarter 2009, net interest income including income and expense related to financial derivatives was $12.9 million, compared to $15.9 million for first quarter 2008.  Given the volatility in the debt markets, the federal government’s effective guarantee of certain corporate debt and questions concerning the status of all GSEs, it is uncertain whether Farmer Mac’s advantageous short-term borrowing costs will continue and, if so, for how long.

Farmer Mac’s overall delinquencies and non-performing assets increased during first quarter 2009 due primarily to continued adverse developments in Farmer Mac’s ethanol portfolio.  As of March 31, 2009, Farmer Mac’s ethanol portfolio, which includes loans subject to LTSPCs, consisted of loan participations with a cumulative principal balance of $293.3 million with exposure to 29 different plants in 11 states.  As of that date, Farmer Mac also had $38.3 million of undisbursed commitments with respect to ethanol loans.  During first quarter 2009, Farmer Mac recorded provisions for losses of $6.1 million and charge-offs of $2.0 million, both primarily related to ethanol loans, compared to no provisions for losses and charge-offs of $39,000 during first quarter 2008.  The allowance for losses was $21.3 million as of March 31, 2009 and $16.4 million as of December 31, 2008.  Other than the ethanol portfolio, the loans underlying the Corporation’s guarantees and commitments continued to perform well during first quarter 2009, with delinquencies on non-ethanol loans remaining near historically low levels, consistent with the strength of the U.S. agricultural economy over the past several years.  However, based on the potential decline in the profitability of certain agricultural industries, Farmer Mac expects that delinquencies are likely to increase during the remainder of 2009 and beyond, although any such delinquencies are expected to remain within manageable levels.  See “—Results of Operations—Outlook” and “—Risk Management—Credit Risk – Loans” for more detail about the outlook for certain agricultural industries.

Farmer Mac’s first quarter 2009 results benefited from two transactions.  The first was the conversion of certain Farmer Mac Guaranteed Securities into loans and the subsequent sale of a pool of loans consisting of a portion of the loans previously underlying those securities and other loans previously classified on the balance sheet as loans.  The total principal balance of loans sold was $354.5 million.  The sale resulted in a gain of $1.6 million and a recovery of previously charged off losses of $0.8 million.  The primary purpose of the sale was to eliminate the need to hold capital in support of the loans under Farmer Mac’s statutory minimum capital requirements, thereby reducing Farmer Mac’s overall statutory minimum capital requirement by approximately $9.7 million.  The second transaction was the sale of Lehman Brothers Holdings Inc. senior debt securities that had been written down to $5.4 million as of December 31, 2008.  The sale of the securities during first quarter 2009 for $8.6 million resulted in a $3.2 million recovery of previously written off losses.  That recovery was recorded as “Gains on sale of available-for-sale investment securities” on the condensed consolidated statements of operations.

Farmer Mac’s results also included gains due to increases in the fair values of financial derivatives and assets classified as trading securities.  The first quarter gain on financial derivatives of $1.7 million compared to a loss of $41.7 million during first quarter 2008.  The $1.7 million first quarter 2009 gain included $13.2 million for expenses related to payments on interest rate swaps and payments to settle forward contracts.  Those expenses were more than offset by the increase in the fair value of financial derivatives of $15.0 million.  That $15.0 million gain compares to a $39.0 million loss during first quarter 2008.  Gains on trading assets totaled $31.6 million for first quarter 2009, compared to gains of $10.1 million for first quarter 2008.  These changes in fair value for financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic earnings.  While such changes may at times produce significant income, as was the case in first quarter 2009, they may also produce significant losses, as has been the case in other previous reporting periods.  Future changes in those values cannot be reliably predicted; however, as of March 31, 2009 the cumulative fair value after-tax losses recorded on financial derivatives was $90.4 million.  As those financial derivatives approach maturity over approximately the next 5 years, those negative fair values will be restored to earnings and capital.

To assist in the comparison of results to prior periods, the table below summarizes many of the significant items discussed above as they relate to Farmer Mac’s results of operations for the three month periods ended March 31, 2009 and 2008 and reconciles those items as separate components of net income/(loss) available to common stockholders, distinct from the recurring items during the periods presented.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Recurring Items:
Guarantee and commitment fees	$7,410	$6,634
Net interest income including realized
gains on financial derivatives	10,159	15,217
Other income	234	460
Credit related charges	(6,074)	(49)
Operating costs	(7,452)	(6,191)
Related tax expense	(986)	(4,991)
Preferred stock dividends	(3,936)	(560)
Subtotal	(645)	10,520
Items resulting from fair value fluctuations:
Fair values changes in financial derivatives	14,992	(38,999)
Fair value changes in trading assets	31,625	10,111
Related tax (expense)/benefit	(16,316)	10,110
Subtotal	30,301	(18,778)
Unusual items:
Impairment losses on available-for-sale
investment securities	(81)	-
Gains on asset sales	4,731	1
Related tax expense	(788)	-
Subtotal	3,862	1
Net income/(loss) available to common stockholders	$33,518	$(8,257)

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income was $23.4 million for first quarter 2009, compared to $17.9 million for first quarter 2008.  The net interest yield was 187 basis points for the three months ended March 31, 2009, compared to 131 basis points for the three months ended March 31, 2008.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2009 and 2008.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average rate earned on cash and investments reflects lower short-term market rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The lower average rate on loans and Farmer Mac Guaranteed Securities during the three months ended March 31, 2009 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during the latter part of 2008 and 2009.

	For the Three Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$1,665,594	$8,909	2.14%	$3,428,911	$41,508	4.84%
Loans and Farmer Mac
Guaranteed Securities	3,355,026	38,244	4.56%	2,028,091	30,601	6.04%
Total interest-earning assets	5,020,620	47,153	3.76%	5,457,002	72,109	5.29%

Funding:
Notes payable due within one year	3,469,080	8,853	1.02%	3,741,942	35,809	3.83%
Notes payable due after one year	1,368,059	14,860	4.34%	1,484,186	18,362	4.95%
Total interest-bearing liabilities	4,837,139	23,713	1.96%	5,226,128	54,171	4.15%
Net non-interest-bearing funding	183,481	-	0.00%	230,874	-	0.00%
Total funding	$5,020,620	23,713	1.89%	$5,457,002	54,171	3.97%
Net interest income/yield		$23,440	1.87%		$17,938	1.31%

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable-rate investments and adjustable-rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans and Farmer Mac Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets.

	For the Three Months Ended March 31, 2009
	Compared to the Three Months Ended
	March 31, 2008
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(16,967)	$(15,632)	$(32,599)
Loans and Farmer Mac Guaranteed Securities	(8,815)	16,458	7,643
Total	(25,782)	826	(24,956)
Expense from interest-bearing liabilities	(26,689)	(3,769)	(30,458)
Change in net interest income	$907	$4,595	$5,502

Farmer Mac’s net interest yield excludes income and expense related to financial derivatives and includes yield maintenance payments received upon the early payoff of certain borrower’s loans.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to financial derivatives.

As discussed in Note 1(c) to the interim unaudited condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation classifies the income or expense related to financial derivatives as gains and losses on financial derivatives.  For the three months ended March 31, 2009, this classification resulted in an increase of the net interest yield of $10.6 million (84 basis points), compared to an increase of the net interest yield of $2.1 million (15 basis points) for the three months ended March 31, 2008.

The net interest yields for the three months ended March 31, 2009 and 2008 included the benefits of yield maintenance payments of $0.3 million (2 basis points) and $1.4 million (10 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments.

	For the Three Months Ended
	March 31, 2009		March 31, 2008
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)

Net interest income/yield	$23,440	1.87%	$17,938	1.31%
Expense related to financial derivatives	(10,588)	-0.84%	(2,055)	-0.15%
Yield maintenance payments	(264)	-0.02%	(1,397)	-0.10%
Net spread	$12,588	1.01%	$14,486	1.06%

Provision for Loan Losses.  During first quarter 2009, Farmer Mac provided for $3.5 million of loan losses compared to no provision in first quarter 2008.  The provisions for loan losses in first quarter 2009 were largely attributable to defaulted ethanol loans previously purchased from AgStar Financial Services, a related party, pursuant to the terms of an LTSPC agreement.  See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $7.4 million for first quarter 2009 compared to $6.6 million for the first quarter 2008.  The amounts of these fees have risen with increases in the average balance of outstanding Farmer Mac Guaranteed Securities and LTSPCs.

Gains and Losses on Financial Derivatives.  As discussed in Note 1(c) to the interim unaudited condensed consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting available under SFAS 133.  The net effect of gains and losses on financial derivatives was a net gain of $1.7 million for the three months ended March 31, 2009, compared to a net loss of $41.7 million for the three months ended March 31, 2008.  The components of gains and losses on financial derivatives for the three months ended March 31, 2009 and 2008 are summarized in the following table:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)

Realized:
Expense related to financial derivatives	$(10,588)	$(2,055)
Losses due to terminations or net settlements	(2,633)	(555)
Unrealized gains/(losses) due to fair value changes	14,992	(38,999)
Amortization of SFAS 133 transition adjustment	(60)	(111)
Gains/(losses) on financial derivatives	$1,711	$(41,720)

The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap portfolio is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on mortgage-backed securities and the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in market interest rates.  The amortization of the SFAS 133 transition adjustment reflects the reclassification into earnings of the unrealized losses on financial derivatives included in accumulated other comprehensive (loss)/income as a result of the adoption of SFAS 133.  The remaining SFAS 133 transition adjustment of $0.2 million will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

Gains on Trading Assets.  During first quarter 2009, Farmer Mac recognized gains on trading assets of $31.6 million, compared to gains of $10.1 million during first quarter 2008.  Gains on trading assets are discussed further in Note 7 to the interim unaudited condensed consolidated financial statements.  During first quarter 2009, Farmer Mac changed the inputs to its discounted cash flow model used to estimate the fair value of its investments in thinly traded GSE preferred stock.  The benchmark securities previously used to derive credit spreads for estimates of fair value as of September 30, 2008 and December 31, 2008 were preferred stock issued by large national financial institutions.  The preferred stock securities of these large financial institutions experienced significant volatility during first quarter 2009 due to changes in the credit quality of the issuers and the market expectations regarding projected cash flows for the securities.  The change in the market expectations of projected future cash flows for those securities was inconsistent with the Farm Credit System preferred stock owned by Farmer Mac.  Had Farmer Mac estimated the fair value of the Farm Credit System preferred stock as of December 31, 2008 using the new methodology in place as of March 31, 2009, the fair values of those securities would have been $175.0 million, an increase of approximately $13.4 million from the estimated fair value of $161.6 million as of December 31, 2008.

Gains on Sale of Available-for-Sale Investment Securities.  During first quarter 2009 and 2008, Farmer Mac realized gains of $3.2 million and $1,000, respectively, from the sale of securities from its available-for-sale portfolio.  The gain in 2009 was attributable to Farmer Mac’s sale of all of its remaining investment in Lehman Brothers Holdings, Inc. senior debt securities as to which the Corporation had recorded $54.5 million in other-than-temporary impairment losses during 2008.

Gains on Sale of Loans and Farmer Mac Guaranteed Securities.  During first quarter 2009, Farmer Mac recognized a $1.6 million gain on the sale of $354.5 million of loans to one of its central servicers.  Prior to that sale but also during first quarter 2009, Farmer Mac released its guarantee on certain Farmer Mac Guaranteed Securities owned by the Corporation and reclassified the underlying assets to loans.  There were no gains or losses on the sale of loans and Farmer Mac Guaranteed Securities during first quarter 2008.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $2.9 million for first quarter 2009, compared to $2.0 million for first quarter 2008.  The increases in those expenses were largely attributable to legal and consulting fees related to the development of Farmer Mac programs and corporate governance matters.

Regulatory Fees.  Regulatory fees for first quarter 2009 and first quarter 2008 were $0.5 million.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2009 will be $2.1 million, compared to $2.1 million for the federal fiscal year ended September 30, 2008.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Provision for Losses.  During first quarter 2009, Farmer Mac recorded $2.5 million in provisions for losses, compared to no such provision for first quarter 2008.  The provision in first quarter 2009 was largely attributable to Farmer Mac’s exposure to the ethanol industry through off-balance sheet LTSPCs.  This provision for losses was in addition to the $3.5 million provision for loan losses largely attributable to defaulted ethanol loans previously purchased by Farmer Mac and held as of March 31, 2009.  See “—Risk Management—Credit Risk – Loans” for additional information regarding Farmer Mac’s provision for losses, provision for loan losses and Farmer Mac’s methodology for determining its allowance for losses.  As of March 31, 2009, Farmer Mac’s total allowance for losses was $21.3 million, compared to $16.4 million as of December 31, 2008.

Income Tax Expense/(Benefit).  Income tax expense totaled $18.1 million in first quarter 2009, compared to an income tax benefit of $5.1 million in first quarter 2008.  Farmer Mac’s effective tax rates for first quarter 2009 and 2008 were approximately 32.6 percent and (39.9) percent, respectively.  The negative tax rate for first quarter 2008 was attributable to significant pre-tax losses recognized on Farmer Mac’s derivative portfolio.

Business Volume.  During first quarter 2009, Farmer Mac added $444.6 million of new program volume, compared to $143.9 million during first quarter 2008.  Farmer Mac’s outstanding program volume was $9.9 billion as of March 31, 2009, compared to $10.1 billion as of December 31, 2008 and $8.4 billion as of March 31, 2008.  During first quarter 2009, Farmer Mac:

•	added $65.7 million of Farmer Mac I loans under LTSPCs;
•	purchased $29.8 million of newly originated and current seasoned Farmer Mac I loans;
•	purchased $79.1 million of Farmer Mac II USDA-guaranteed portions of loans; and
•	purchased $270.0 million of Farmer Mac Guaranteed Securities – Rural Utilities.

This new business volume was offset by the sale of $354.5 million of loans, as well as principal paydowns on outstanding loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs.

The following table sets forth Farmer Mac’s loan purchase, guarantee, and commitment activities for newly originated and current seasoned loans during the periods indicated:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Loan purchase and guarantee and
commitment activity:
Farmer Mac I:
Loans	$29,814	$37,468
LTSPCs	65,720	53,281
AgVantage	-	-
Farmer Mac II Guaranteed Securities	79,055	53,114
Farmer Mac Guaranteed Securities -
Rural Utilities	270,000	-
Total purchases, guarantees
and commitments	$444,589	$143,863

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases	$29,814	$37,468

Defaulted loans purchased underlying
off-balance sheet Farmer Mac I
Guaranteed Securities	-	304

Defaulted loans underlying on-balance
sheet Farmer Mac I Guaranteed
Securities transferred to loans	2,216	859

Defaulted loans purchased
underlying LTSPCs	2,814	-

Total loan purchases	$34,844	$38,631

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during each of first quarter 2009 and first quarter 2008 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2009 and first quarter 2008, 79 percent and 80 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 11.3 years and 15.8 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2009 and first quarter 2008 was 8.8 years and 9.9 years, respectively.

Outlook.  In early 2009, there have only been faint signs of recovery from the disruptions in the capital markets during 2008 that led to a sharp downturn in the national economy.  To date in 2009, conditions in the agricultural sector have been relatively better and more stable than the national economy in general, but the sector is not insulated from the effects of the economic downturn.  The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions and, in fact, often compete with one another.  While some industries continue to prosper, others, such as ethanol producers and the protein sector (i.e., cattle, poultry and pork producers) are being pressured by falling prices for their products and elevated input costs.  In addition, the dairy sector is currently experiencing operating losses due to oversupply and the worldwide economic slowdown, and significant portions of California and Texas are facing issues related to persistent drought.  Farmer Mac will continue to monitor closely developments in those industries and areas experiencing stress, but anticipates that loan problems in those industries and areas are likely to increase throughout 2009, which could lead to higher delinquencies, provisions for losses and charge-offs, although any such credit issues are expected to remain within manageable levels.

With respect to the agricultural operating and lending markets, recent farmland sales have not reflected the level of buyer confidence that has been evident over the past several years, though farm real estate values appear stable to slightly lower in most U.S. agricultural regions.  Farm input costs and current commodity prices have significantly squeezed profits and the related demand for farmland, especially in the protein sector and stressed irrigation water areas.  Additionally, non-farmer investors who bought farmland during the past several years contributed to the rise in farm real estate values over that time, and these farmland buyers are notably fewer under current economic and market conditions.  Based on these factors, Farmer Mac does not expect the rapid farm real estate value appreciation of the past several years to continue in 2009.

Farmer Mac foresees opportunities for business growth in the rural utilities segment, a new area for Farmer Mac as a result of the legislative expansion of its charter in May 2008.  For more information about the rural utilities industry and Farmer Mac’s business prospects in that area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook for 2009” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Balance Sheet Review

Assets.  Total assets as of March 31, 2009 were $4.8 billion, compared to $5.1 billion as of December 31, 2008.  During first quarter 2009, Farmer Mac’s on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) decreased $77.7 million to a total of $3.1 billion and non-program assets decreased $258.5 million to $1.7 billion as of March 31, 2009.  The decrease in program assets resulted from the sale of $354.5 million of loans and borrower paydowns of loans and loans underlying Farmer Mac Guaranteed Securities, partially offset by new purchases.  Prior to the sale of loans and also during first quarter 2009, Farmer Mac transferred certain loans classified as held for investment and certain loans underlying Farmer Mac Guaranteed Securities to loans held for sale.

As of March 31, 2009, Farmer Mac had $283.8 million of cash and cash equivalents compared to $278.4 million as of December 31, 2008.  As of March 31, 2009, Farmer Mac had $1.0 billion of investment securities compared to $1.2 billion as of December 31, 2008.

The following table summarizes Farmer Mac’s $1.0 billion of investment securities and the unrealized gains and losses as of March 31, 2009.

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$74,100	$-	$(6,464)	$67,636
Floating rate asset-backed securities	78,350	-	(2,032)	76,318
Floating rate corporate debt securities	396,831	-	(46,138)	350,693
Floating rate Government/GSE
guaranteed mortgage-backed securities	319,243	96	(3,223)	316,116
Fixed rate GSE guaranteed mortgage-backed
securities	7,077	270	-	7,347
Floating rate GSE subordinated debt	70,000	-	(20,868)	49,132
Floating rate GSE preferred stock	700	-	-	700
Total available-for-sale	946,301	366	(78,725)	867,942

Trading:
Floating rate asset-backed securities	7,226	-	(5,264)	1,962
Fixed rate GSE preferred stock	180,231	-	(3,441)	176,790
Total trading	187,457	-	(8,705)	178,752
Total investment securities	$1,133,758	$366	$(87,430)	$1,046,694

The unrealized losses on the investment securities classified as trading have been recognized in retained earnings and, as such, reduced Farmer Mac’s core capital for regulatory compliance purposes.  The unrealized losses on available-for-sale investment securities are recorded as reductions to Accumulated other comprehensive income in the equity section of Farmer Mac’s balance sheet.  Accumulated other comprehensive income is not a component of Farmer Mac’s core capital for regulatory capital compliance purposes.  Therefore, such losses do not impact Farmer Mac’s regulatory capital compliance measures.  If such losses were realized, either through sale or determination that the unrealized losses were other-than-temporary, Farmer Mac’s regulatory capital compliance measures would be affected as such items would be recorded through retained earnings, which is a component of Farmer Mac’s core capital for regulatory capital compliance purposes.

As shown in the table above, unrealized losses on the investment securities are concentrated in two categories:  floating rate corporate debt securities and floating rate GSE subordinated debt securities.  The GSE subordinated debt securities are investments in CoBank, ACB, an institution of the Farm Credit System, a government-sponsored enterprise.  The floating rate corporate debt securities with significant unrealized losses, the issuers of which are primarily financial institutions, are summarized in the following table:

	March 31, 2009
	Amortized	Unrealized	Fair	S&P Credit
	Cost	Losses	Value	Rating	Maturity
	(in thousands)

HSBC Finance	$49,900	$(16,008)	$33,892	A	Various through July 2012
Merrill Lynch & Co., Inc. (1)	49,988	(9,102)	40,886	A	November 2011
Goldman Sachs	61,718	(8,257)	53,461	A	Februrary 2012
CIT Group Inc. (2)	35,000	(3,726)	31,274	BBB	August 2009
Morgan Stanley	34,934	(2,867)	32,067	A	Various through January 2011
Credit Suisse USA Inc.	55,000	(2,215)	52,785	A+	Various through August 2011
Wachovia Corp. (3)	9,942	(1,076)	8,866	AA	October 2011
Sallie Mae	25,002	(916)	24,086	BBB-	July 2009
Other (4)	75,347	(1,971)	73,376	A(minimum)	Various through January 2011
	$396,831	$(46,138)	$350,693

(1) Merrill Lynch & Co., Inc. was acquired by Bank of America in January 2009.
(2) CIT Group Inc. was downgraded to BBB- on April 24, 2009.
(3) Wachovia Corp. was acquired by Wells Fargo in January 2009.
(4) Consists of 6 corporate debt securities with unrealized losses ranging from $9,000 to $688,000. These include an investment of $10.5 million in debt securities issued by American Express Credit Corp., which was downgraded to BBB+ in April 2009.

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

Beginning in fourth quarter 2008, management implemented changes to the Corporation’s liquidity investment portfolio practices and related funding strategies with the goal of reducing the Corporation’s exposure to financial market volatility, preserving capital and maintaining the Corporation’s access to the debt markets.

Liabilities.  Consistent with the net decrease in total assets of $336.4 million during the three months ended March 31, 2009, total liabilities also decreased $381.5 million during the same period.  The decrease in liabilities was primarily due to the intentional reduction in total assets, as described above, which were used to reduce outstanding borrowings.  For further information regarding off-balance sheet program activities, see “—Off-Balance Sheet Program Activities” below.

Capital.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of March 31, 2009.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test.  As of March 31, 2009, Farmer Mac’s core capital totaled $250.3 million and exceeded its statutory minimum capital requirement of $182.9 million by $67.4 million.  As of December 31, 2008, Farmer Mac’s core capital totaled $207.0 million and exceeded its statutory minimum capital requirement of $193.5 million by $13.5 million.  As of March 31, 2009, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $40.0 million.  Farmer Mac’s regulatory capital of $271.5 million exceeded that amount by approximately $231.5 million.  Accumulated other comprehensive (loss)/income is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is currently evaluating its capital position and structure with respect to its statutory and regulatory capital requirements and prospective business opportunities.  In addition to the ongoing issuance of its Series C Preferred Stock, in conjunction with the placement of pools of loans in excess of $20.0 million into a Farmer Mac program, the Corporation is exploring other potential strategies to strengthen Farmer Mac’s capital position.  The strategies under consideration include additional asset sales as well as offerings of common or preferred equity securities by Farmer Mac and/or one or more offerings of trust securities that would be supported primarily by the cash flows from selected Farmer Mac program assets.  Strengthening Farmer Mac’s capital position will provide greater assurance of Farmer Mac’s continued compliance with its statutory and regulatory capital requirements and ability to accomplish its Congressional mission.

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

Risk Management

Credit Risk – Loans.  Farmer Mac is exposed to credit risk resulting from the failure of borrowers to repay their loans in conjunction with a deficiency in the value of the collateral relative to the outstanding balance of the loan and the costs of liquidation.  Farmer Mac is exposed to credit risk on:

•	loans held;
•	loans underlying Farmer Mac Guaranteed Securities; and
•	loans underlying LTSPCs.

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes it has little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of March 31, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of March 31, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards for eligible loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  Detailed information regarding Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards,” “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Rural Utilities” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held, real estate owned, and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with SFAS 5 and SFAS 114.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.  Management believes that this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held, real estate owned and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with SFAS 5 and SFAS 114.

The following table summarizes the components of Farmer Mac’s allowance for losses as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(in thousands)
Allowance for loan losses	$13,228	$10,929
Real estate owned valuation allowance	-	-
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	519	869
Off-balance sheet Farmer Mac I Guaranteed Securities	1,692	535
LTSPCs	5,814	4,102
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$21,253	$16,435

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31, 2009
	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Beginning balance	$10,929	$-	$5,506	$16,435
Provision for losses	3,534	-	2,519	6,053
Charge-offs	(2,000)	-	-	(2,000)
Recoveries	765	-	-	765
Ending balance	$13,228	$-	$8,025	$21,253

	For the Three Months Ended March 31, 2008

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)
Beginning balance	$1,690	$-	$2,197	$3,887
Provision for losses	-	-	-	-
Charge-offs	(39)	-	-	(39)
Recoveries	-	-	-	-
Ending balance	$1,651	$-	$2,197	$3,848

During first quarter 2009, Farmer Mac made provisions for its allowance for losses of $6.1 million, compared to no provision in first quarter 2008.  The provisions in first quarter 2009 were largely attributable to Farmer Mac’s exposure to the ethanol industry.  During first quarter 2009, Farmer Mac recorded charge-offs of $2.0 million against the allowance for losses and recorded recoveries of $0.8 million.  During first quarter 2008, Farmer Mac recorded charge-offs of $39,000 against the allowance for losses and recorded no recoveries.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in first quarter 2009 or first quarter 2008.  As of March 31, 2009, Farmer Mac’s allowance for losses totaled $21.3 million, or 47 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $16.4 million (33 basis points) as of December 31, 2008.

As of March 31, 2009, Farmer Mac’s 90-day delinquencies were $86.2 million (1.90 percent), compared to $11.0 million (0.22 percent) as of March 31, 2008.  Those delinquencies are concentrated in the Corporation’s ethanol portfolio, with ethanol loans comprising $58.5 million of all 90-day delinquencies as of March 31, 2009.  Other than the ethanol portfolio, the loans underlying the Corporation’s guarantees and commitments continued to perform well during first quarter 2009, with delinquencies on non-ethanol loans remaining near historically low levels, consistent with the strength of the U.S. agricultural economy over the past several years.  As of March 31, 2009, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans.  As of March 31, 2009, Farmer Mac’s non-performing assets totaled $96.2 million (2.12 percent), compared to $31.6 million (0.64 percent) as of March 31, 2008.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

As of March 31, 2009, Farmer Mac’s ethanol portfolio, which includes loans subject to LTSPCs, consisted of loan participations with a cumulative principal balance of $293.3 million with exposure to 29 different plants in 11 states.  As of that date, Farmer Mac also had $38.3 million of undisbursed commitments with respect to ethanol loans.  Other than the undisbursed commitments, Farmer Mac is not seeking to add additional ethanol loan exposure to its portfolio.  During fourth quarter 2008, VeraSun Energy Corporation and its subsidiaries filed for Chapter 11 bankruptcy.  VeraSun’s subsidiaries operated four ethanol plants that, as of March 31, 2009, secured $43.9 million of outstanding loan participations in Farmer Mac’s portfolio, with the largest single exposure to any one plant of $12.4 million.  In April 2009, the lending group that includes Farmer Mac acquired those four ethanol plants as part of the VeraSun bankruptcy proceedings, with the lender credit bid prevailing at the bankruptcy auction.  The lending group is actively engaged in marketing the four plants with the goal of selling the plants for fair market value in the near term.  As of March 31, 2009, Farmer Mac provided a specific allowance for loan losses of $12.1 million for the VeraSun subsidiary loans, which is a component of Farmer Mac’s total allowance for losses of $21.3 million as of March 31, 2009.  During first quarter 2009, Farmer Mac also charged off an additional $2.0 million on a non-VeraSun ethanol loan.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2009	$4,530,892	$96,175	2.12%	$9,941	$86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%
September 30, 2008	4,989,755	32,883	0.66%	21,402	11,481	0.23%
June 30, 2008	4,937,870	28,230	0.57%	23,060	5,170	0.11%
March 31, 2008	4,933,720	31,640	0.64%	20,666	10,974	0.22%
December 31, 2007	5,063,164	31,924	0.63%	21,340	10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%

(1) Excludes loans underlying AgVantage securities.

As of March 31, 2009, Farmer Mac individually analyzed $94.9 million of its $131.9 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $37.0 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac recorded specific allowances of $12.1 million for under-collateralized assets as of March 31, 2009.  Farmer Mac’s non-specific or general allowances were $9.2 million as of March 31, 2009.

As of March 31, 2009, the weighted-average original loan-to-value ratio (“LTV”) for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 50.6 percent, and the weighted-average original LTV for all non-performing assets was 54.6 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of March 31, 2009 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of March 31, 2009
	Distribution of
	Outstanding	Outstanding
	Loans,	Loans,	Non-	Non-
	Guarantees and	Guarantees and	performing	performing
	LTSPCs	LTSPCs (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	10%	$385,616	$7,152	1.85%
1997	3%	143,565	2,637	1.84%
1998	5%	207,326	4,806	2.32%
1999	6%	272,806	3,223	1.18%
2000	3%	141,623	1,951	1.38%
2001	6%	266,958	2,726	1.02%
2002	8%	368,258	2,059	0.56%
2003	9%	406,112	2,513	0.62%
2004	7%	318,031	444	0.14%
2005	10%	474,326	493	0.10%
2006	12%	562,763	55,951	9.94%
2007	10%	462,247	5,557	1.20%
2008	10%	474,292	6,663	1.40%
2009	1%	46,969	-	0.00%
Total	100%	$4,530,892	$96,175	2.12%

By geographic region (3):
Northwest	15%	$660,746	$43,507	6.58%
Southwest	38%	1,767,378	7,301	0.41%
Mid-North	22%	979,052	37,359	3.82%
Mid-South	13%	567,020	3,178	0.56%
Northeast	8%	364,875	2,223	0.61%
Southeast	4%	191,821	2,607	1.36%
Total	100%	$4,530,892	$96,175	2.12%

By commodity/collateral type:
Crops	37%	$1,723,695	$18,081	1.05%
Permanent plantings	19%	860,257	8,907	1.04%
Livestock	28%	1,269,550	6,990	0.55%
Part-time farm/rural housing	8%	340,802	3,516	1.03%
Ag storage and processing
(including ethanol facilities)	7%	305,952	58,538	19.13%
Other	1%	30,636	143	0.47%
Total	100%	$4,530,892	$96,175	2.12%

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
(3) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI,
NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE,
KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA,
LA, MS, SC).

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of March 31, 2009, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
as of March 31, 2009

	Cumulative Original Loans, Guarantees and LTSPCs (1)		Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,322,002		$1,594	0.05%
1997	717,213		2,493	0.35%
1998	1,088,183		3,885	0.36%
1999	1,088,879		1,291	0.12%
2000	700,495		2,285	0.33%
2001	998,743		45	0.00%
2002	1,025,983		-	0.00%
2003	832,617		-	0.00%
2004	614,401		-	0.00%
2005	745,844		114	0.02%
2006	736,133		6,000	0.82%
2007	542,627		-	0.00%
2008	506,107		1,200	0.24%
2009	57,537		-	0.00%
Total	$12,976,764		$18,907	0.15%

By geographic region (2):
Northwest	$2,442,463		$6,891	0.28%
Southwest	5,138,641		5,978	0.12%
Mid-North	2,239,392		6,057	0.27%
Mid-South	1,258,145		(314)	-0.02%
Northeast	987,228		66	0.01%
Southeast	910,895		229	0.03%
Total	$12,976,764		$18,907	0.15%

By commodity/collateral type:
Crops	$5,339,358		$559	0.01%
Permanent plantings	2,926,723		9,350	0.32%
Livestock	3,323,805		2,676	0.08%
Part-time farm/rural housing	874,337		322	0.04%
Ag storage and processing
(including ethanol facilities)	366,563	(3)	6,000	1.64%
Other	145,978		-	0.00%
Total	$12,976,764		$18,907	0.15%

(1) Excludes loans underlying AgVantage securities.
(2) Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY);
Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN,
MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC,
NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA,
LA, MS, SC).
(3) Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction, and as of March 31, 2009, approximately
$38.3 million of the loans were not yet disbursed by the lender.

Historically, losses and collateral deficiencies have been less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat, corn and dairy) and more prevalent in those that do not receive such support (such as the protein sector, permanent plantings and vegetables).  However, the level of government support may vary and is not necessarily the primary factor to forecast future losses and collateral deficiencies.  In Farmer Mac’s experience, another significant determinant of ultimate losses on loans is the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities.  As adverse economic conditions persist for the agricultural commodities or products related to those types of collateral, the prospective sale value of the collateral is likely to decrease and the related loans may become under-collateralized.

This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings and storage and processing loans.  Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends, while the collateral for storage and processing loans is typically highly improved and specialized.  Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac’s ability to meet the financing needs of all commodity groups.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook.”

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

Credit Risk – Institutional.  Farmer Mac is also exposed to credit risk arising from its business relationships with other institutions, including:

•	issuers of AgVantage securities and other investments held or guaranteed by Farmer Mac;
•	sellers and servicers; and
•	interest rate swap contract counterparties.

AgVantage securities are general obligations of the AgVantage issuers and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollaterization also required for Farmer Mac I AgVantage securities.  For a more detailed description of AgVantage securities, see “Business—Farmer Mac Programs—Farmer Mac I—AgVantage Securities” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.  Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $53.3 million as of both March 31, 2009 and December 31, 2008.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by National Rural and held by Farmer Mac totaled $900.0 million as of March 31, 2009, compared to $630.0 million as of December 31, 2008.  In addition, outstanding off-balance sheet AgVantage Farmer Mac I Guaranteed Securities totaled $2.9 billion as of both March 31, 2009 and December 31, 2008.  The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2009 and December 31, 2008.

	March 31, 2009			December 31, 2008
		S&P	Required		S&P	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

Metlife	$2,500,000	AA-	103%	$2,500,000	AA	103%
National Rural	900,000	A	100%	630,000	A	100%
M&I Bank (1)	475,000	A-	106%	475,000	A	106%
Other (2)	23,300	NA	(3)	23,300	NA	(3)
Total outstanding	$3,898,300			$3,628,300

(1) M&I Bank was downgraded to BBB in April 2009.
(2) Consists of AgVantage securities issued by 7 different issuers as of March 31, 2009 and December 31, 2008.
(3) Ranges from 111% to 120%.

Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac’s standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac’s approval of sellers, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Credit Risk – Other Investments.  As of March 31, 2009, Farmer Mac had $283.8 million of cash and cash equivalents and $1.0 billion of investment securities.  The management of the credit risk inherent in these investments is governed by regulations promulgated by the FCA found at 12 C.F.R. §§ 652.1-652.45 (the “Investment Regulations”), which include dollar amount, issuer concentration, and credit quality limitations, as well as by Farmer Mac’s own policies.  In general, these regulations and policies require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization (“NRSRO”).  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  There are limited exceptions where a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in money market funds are further limited to those funds that are holding only instruments approved for direct purchase by Farmer Mac.

FCA’s Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to reduce exposure to any one counterparty.  Farmer Mac’s total credit exposure to any single issuer of securities or uncollateralized financial derivatives is limited to the greater of 25 percent of the Corporation’s regulatory capital or $25.0 million (as of March 31, 2009, 25 percent of Farmer Mac’s regulatory capital was $67.9 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.

In light of the severe impact that the historic turmoil in the nation’s capital markets has had on Farmer Mac’s investments, Farmer Mac conducted an extensive review of its investment policies and operations with a view to strengthening policies, procedures and oversight of its investment portfolio and related funding strategies.  This review was concluded during first quarter 2009 and its findings are currently being implemented, with the goals of minimizing the Corporation’s exposure to financial market volatility, preserving capital and supporting the Corporation’s access to the debt markets.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of March 31, 2009, 24 percent of the outstanding balance of retained Farmer Mac I Guaranteed Securities had yield maintenance provisions and 4 percent had other forms of prepayment protection (together covering 53 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in first quarter 2009, none had yield maintenance or other forms of prepayment protection.  As of March 31, 2009, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 5.1 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in first quarter 2009, 2.5 percent contained various forms of prepayment penalties.

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

Farmer Mac’s cash equivalents mature within three months and are match-funded with discount notes having similar maturities.  As of March 31, 2009, $862.6 million of the $1.1 billion of investment securities (82 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium term notes or discount notes that closely match the rate adjustment dates of the associated investments.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of March 31, 2009 and December 31, 2008 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.  During first quarter 2009, Farmer Mac maintained a low level of interest rate sensitivity through ongoing asset and liability management activities.

	Percentage Change in MVE from Base Case
Interest Rate	March 31,	December 31,
Scenario	2009	2008

+ 300 bp	-26.3%	-10.4%
+ 200 bp	-13.5%	-2.1%
+ 100 bp	-3.2%	3.7%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

* As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions or all of this curve.

As measured by this MVE analysis, Farmer Mac’s long-term interest rate sensitivity remained at relatively low levels despite the significant change in the yield curve that occurred during the year.  As of March 31, 2009, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 0.7 months, compared to minus 2.4 months as of December 31, 2008.  Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

As of March 31, 2009, a parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 6.6 percent, while a parallel decrease of 25 basis points would have decreased NII by 8.7 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of March 31, 2009, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of March 31, 2009, Farmer Mac had $4.3 billion combined notional amount of interest rate swaps, with terms ranging from one to fifteen years, of which $1.4 billion were pay-fixed interest rate swaps, $2.7 billion were receive-fixed interest rate swaps, and $0.2 billion were basis swaps.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout first quarter 2009.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and targets 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 105 days of liquidity during first quarter 2009 and had 132 days of liquidity as of March 31, 2009.

Debt Issuance.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations.  See “Business—Financing—Debt Issuance” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009 for more information about Farmer Mac’s debt issuance.

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.3 billion was outstanding as of March 31, 2009), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  As of March 31, 2009, these assets consisted of: $283.8 million of cash and cash equivalents; $550.1 million of securities issued or guaranteed by GSEs or the U.S. Government and its agencies; $145.9 million of asset-backed securities (mainly backed by Government guaranteed student loans); and $350.7 million of corporate debt securities issued primarily by financial institutions.  None of Farmer Mac’s asset-backed securities were backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

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

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process or at formula-based floating rates in the event of a failed auction.  Farmer Mac held $67.6 million of ARCs as of March 31, 2009, compared to $178.6 million as of December 31, 2008.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time and the interest rates on the ARCs have been set pursuant to the formulas set forth in the related transaction documents.  Farmer Mac continues to believe that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called or repurchased during the next two years.  Due to the absence of an active auction market or other market trading in ARCs, during first quarter 2008 Farmer Mac transferred all of its ARCs from Level 2 to Level 3.  On October 31, 2008, Farmer Mac accepted an offer of Auction Rate Securities Rights, Series B-2 from UBS AG related to $119.9 million of the ARCs in Farmer Mac’s investment portfolio.  Farmer Mac exercised those rights during first quarter 2009 and sold the ARCs to UBS for $119.9 million.  As of March 31, 2009, Farmer Mac’s carrying value of its remaining ARCs was 91.3 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

As of March 31, 2009 and December 31, 2008, Farmer Mac had a remaining investment of $11.9 million and $17.3 million, respectively, in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  Farmer Mac has classified its unsettled trades with the Fund as “Prepaid expenses and other assets” on the condensed consolidated balance sheets.  On February 26, 2009, the Fund announced its decision to initially set aside $3.5 billion in a special reserve to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the Fund.  As part of that announcement, the Fund indicated that it planned to continue to make interim distributions up to $0.9172 per share unless the Fund determined the need to increase the special reserve.  In accordance with that distribution plan, Farmer Mac received $3.7 million of additional distributions from the Fund in April 2009, reducing its outstanding investment to $8.2 million.  On May 5, 2009, the SEC filed a civil injunctive action charging the entities and individuals who operate the Fund with several counts of securities fraud for failing to disclose key material information to the Fund’s investors, board of trustees, and ratings agencies after Lehman Brothers filed for bankruptcy protection during third quarter 2008.  The SEC is seeking a permanent injunction, penalties and disgorgement of ill-gotten gains along with an order compelling a pro rata distribution of all remaining Fund assets, including the $3.5 billion special reserve fund that is currently being withheld from investors.  Farmer Mac believes that it is legally entitled to receive 100 percent of its remaining investment amount in the Fund, although it may take an extended period of time to resolve Farmer Mac’s claim and some loss on the investment is possible.  Whether or not the Corporation will be made whole on its investment in the Fund depends on how much remains in the Fund’s asset pool compared to claims by other investors in the Fund, along with the success of the SEC action and other litigation in recovering additional amounts for investors in the Fund.  Potential rulings or decisions by courts or regulators will likely affect further distributions by the Fund, and Farmer Mac will continue to monitor further developments with respect to the expected recovery of its remaining investment in the Fund.

Capital.  During first quarter 2009, Farmer Mac issued $10.8 million of Series C Preferred Stock.  For more information about the Series C Preferred Stock, see Note 6 to the interim unaudited condensed consolidated financial statements and Farmer Mac’s Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” in this report for more information about Farmer Mac’s capital position.

Other Matters

Dividends.  Beginning in fourth quarter 2004 and continuing through fourth quarter 2008, Farmer Mac paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  On March 11, 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on April 3, 2009.  The board reduced the dividend to preserve capital based on its assessment of the uncertain outlook for capital market conditions and to ensure that Farmer Mac has adequate capital to meet its statutory capital requirements and support new business.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I			Farmer Mac
	Loans and Guaranteed Securities	LTSPCs (1)	Farmer Mac II	Guaranteed Securities - Rural Utilities (2)	Total
	(in thousands)
For the quarter ended:

March 31, 2009	$29,814	$65,720	$79,055	$270,000	$444,589
December 31, 2008	72,137	121,440	87,455	230,000	511,032
September 30, 2008	508,179	239,170	83,672	-	831,021
June 30, 2008	53,838	116,472	79,700	1,330,676	1,580,686
March 31, 2008	37,468	53,281	53,114	-	143,863
December 31, 2007	40,664	265,135	48,294	-	354,093
September 30, 2007	25,545	156,930	49,049	-	231,524
June 30, 2007	1,039,856	152,402	59,149	-	1,251,407
March 31, 2007	21,644	396,322	53,548	-	471,514

For the year ended:
December 31, 2008	671,622	530,363	303,941	1,560,676	3,066,602
December 31, 2007	1,127,709	970,789	210,040	-	2,308,538

(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processing facilities, primarily ethanol facilities.  As of March 31, 2009, approximately $38.3 million of the loans underlying those $295.2 million of LTSPCs were not yet disbursed by the lender.

(2)	The enactment of the Farm Bill on May 22, 2008 expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I			Farmer Mac
	Loans and			Guaranteed
	Guaranteed			Securities -
	Securities	LTSPCs	Farmer Mac II	Rural Utilities	Total
	(in thousands)
As of:
March 31, 2009	$5,313,680	$2,216,564	$1,082,215	$1,319,033	$9,931,492
December 31, 2008	5,759,773	2,224,181	1,043,425	1,054,941	10,082,320
September 30, 2008	5,724,867	2,264,880	995,639	824,941	9,810,327
June 30, 2008	5,474,303	1,997,172	960,278	1,330,676	9,762,429
March 31, 2008	5,521,945	1,943,181	959,444	-	8,424,570
December 31, 2007	5,648,197	1,948,941	946,617	-	8,543,755
September 30, 2007	5,694,971	1,724,328	943,183	-	8,362,482
June 30, 2007	5,787,490	1,644,413	942,443	-	8,374,346
March 31, 2007	4,512,343	1,920,848	932,056	-	7,365,247

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3 Year ARMs	Portfolio
	(in thousands)
As of:
March 31, 2009	$1,728,174	$660,398	$759,535	$3,148,107
December 31, 2008	1,659,983	746,623	819,234	3,225,840
September 30, 2008	1,412,136	699,611	743,146	2,854,893
June 30, 2008	1,974,048	772,859	739,642	3,486,549
March 31, 2008	963,336	748,584	342,496	2,054,416
December 31, 2007	962,320	750,472	352,250	2,065,042
September 30, 2007	932,134	735,704	366,573	2,034,411
June 30, 2007	914,890	752,991	399,147	2,067,028
March 31, 2007	899,628	743,891	417,722	2,061,241

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009.

The Corporation carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-5, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of Farmer Mac’s disclosure controls and procedures.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

There were no material changes from the risk factors previously disclosed in Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

During first quarter 2009, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K.  On January 12, 2009, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 2,356 shares of its Class C Non-Voting Common Stock to the four directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $3.50 per share, which was the closing price of the Class C Non-Voting Common Stock on December 31, 2008 as reported by the New York Stock Exchange,

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-1 (Form 10-K filed March 16, 2009).

*	4.5	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-2 (Form 10-K filed March 16, 2009).

*	4.6	-	Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-3 (Form 10-K filed March 16, 2009).

**	4.7	-	Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C.

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

__________________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†**	10.2	-	Employment Agreement dated as of March 1, 2009 between Michael A. Gerber and the Registrant.

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 12, 2008).

10.6	-	Exhibit number reserved for future use.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

†**	10.20	-	Agreement and General Release dated as of January 30, 2009 between Henry D. Edelman and the Registrant.

†**	10.21	-	Agreement and General Release dated as of February 6, 2009 between Nancy E. Corsiglia and the Registrant.

__________________
*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 11, 2009

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Vice President – Chief Financial Officer (Principal Financial Officer)