Form 10-Q
period 2009-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2009-08-10
CIK 845877

As filed with the Securities and Exchange Commission on
August 10, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes           ☐                                No           ☒

As of August 3, 2009 the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,609,233 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5
Notes to Condensed Consolidated Financial Statements	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008
	(in thousands)
Assets:
Cash and cash equivalents	$362,858	$278,412
Investment securities:
Available-for-sale, at fair value	836,540	1,072,096
Trading, at fair value	185,437	163,763
Total investment securities	1,021,977	1,235,859
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	2,124,281	1,511,694
Trading, at fair value	895,131	939,550
Total Farmer Mac Guaranteed Securities	3,019,412	2,451,244
Loans:
Loans held for sale, at lower of cost or fair value	613,126	66,680
Loans held for investment, at amortized cost	38,360	718,845
Allowance for loan losses	(1,810)	(10,929)
Total loans, net of allowance	649,676	774,596

Real estate owned, at lower of cost or fair value	41,561	606
Financial derivatives, at fair value	15,452	27,069
Interest receivable	53,796	73,058
Guarantee and commitment fees receivable	56,083	61,109
Deferred tax asset, net	39,820	87,793
Prepaid expenses and other assets	62,049	117,561
Total Assets	$5,322,684	$5,107,307

Liabilities, Mezzanine Equity and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,262,856	$3,757,099
Due after one year	1,535,362	887,999
Total notes payable	4,798,218	4,645,098

Financial derivatives, at fair value	123,286	181,183
Accrued interest payable	38,759	40,470
Guarantee and commitment obligation	50,572	54,954
Accounts payable and accrued expenses	20,839	20,532
Reserve for losses	7,496	5,506
Total Liabilities	5,039,170	4,947,743

Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000,150,000 shares authorized, issued and outstanding	144,216	144,216
Stockholders' Equity:
Preferred stock:
Series C, stated at redemption/liquidation value, $1,000 per share, 75,000 shares authorized, 40,000 and 9,200 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	40,000	9,200
Common stock:
Class A Voting, $1 par value, no maximum authorization	1,031	1,031
Class B Voting, $1 par value, no maximum authorization	500	500
Class C Non-Voting, $1 par value, no maximum authorization	8,607	8,601
Additional paid-in capital	95,961	95,572
Accumulated other comprehensive loss	(12,546)	(47,412)
Retained earnings/(accumulated deficit)	5,745	(52,144)
Total Stockholders' Equity	139,298	15,348
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$5,322,684	$5,107,307

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$7,049	$35,402	$15,958	$76,910
Farmer Mac Guaranteed Securities	25,805	19,767	53,564	38,537
Loans	8,896	11,643	19,381	23,474
Total interest income	41,750	66,812	88,903	138,921
Total interest expense	21,849	42,454	45,562	96,625
Net interest income	19,901	24,358	43,341	42,296
Recoveries for loan losses	5,693	-	2,159	-
Net interest income after provision for loan losses	25,594	24,358	45,500	42,296

Non-interest income/(loss):
Guarantee and commitment fees	7,908	6,659	15,318	13,293
Gains/(losses) on financial derivatives	21,528	31,050	23,239	(10,670)
Gains/(losses) on trading assets	35	(17,268)	31,660	(7,157)
Other-than-temporary impairment - credit losses	(2,292)	(5,344)	(2,373)	(5,344)
(Losses)/gains on sale of available-for-sale investment securities	(300)	150	2,850	150
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	-	1,581	-
Other income	101	662	335	1,123
Non-interest income/(loss)	26,980	15,909	72,610	(8,605)

Non-interest expense:
Compensation and employee benefits	3,572	3,929	7,597	7,579
General and administrative	2,986	2,242	5,900	4,270
Regulatory fees	512	512	1,025	1,025
Real estate owned operating costs, net	(16)	38	5	87
(Recoveries)/provision for losses	(529)	-	1,990	-
Non-interest expense	6,525	6,721	16,517	12,961
Income before income taxes	46,049	33,546	101,593	20,730
Income tax expense	16,534	11,555	34,624	6,436
Net income	29,515	21,991	66,969	14,294
Preferred stock dividends	(4,130)	(560)	(8,066)	(1,120)
Net income available to common stockholders	$25,385	$21,431	$58,903	$13,174

Earnings per common share and dividends:
Basic earnings per common share	$2.50	$2.15	$5.81	$1.33
Diluted earnings per common share	$2.49	$2.13	$5.80	$1.31
Common stock dividends per common share	$0.05	$0.10	$0.10	$0.20

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	June 30, 2009	June 30, 2008
	(in thousands)
Cash flows from operating activities:
Net income	$66,969	$14,294
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on loans, investments and Farmer Mac Guaranteed Securities	2,207	2,752
Amortization of debt premiums, discounts and issuance costs	8,116	47,430
Proceeds from repayment and sale of trading investment securities	472	628
Purchases of loans held for sale	(53,045)	(30,685)
Proceeds from repayment of loans held for sale	16,117	5,792
Net change in fair value of trading securities and financial derivatives	(77,939)	7,408
Amortization of SFAS 133 transition adjustment on financial derivatives	89	156
Other-than-temporary impairment - credit losses	2,373	5,344
Gains on sale of loans and Farmer Mac Guaranteed Securities	(1,581)	(150)
Gains on sale of available-for-sale investment securities	(2,850)	-
Total provision for losses	(169)	-
Deferred income taxes	37,164	(3,537)
Stock-based compensation expense	1,543	2,284
Decrease in interest receivable	19,262	15,503
Decrease in guarantee and commitment fees receivable	5,026	2,181
Decrease in other assets	42,734	131
Decrease in accrued interest payable	(1,711)	(2,071)
Decrease in other liabilities	(7,686)	(8,122)
Net cash provided by operating activities	57,091	59,338
Cash flows from investing activities:
Purchases of available-for-sale investment securities	-	(1,017,845)
Purchases of Farmer Mac Guaranteed Securities	(949,480)	(221,053)
Purchases of loans held for investment	(14,670)	(60,621)
Purchases of defaulted loans	(5,602)	(1,189)
Proceeds from repayment of available-for-sale investment securities	129,265	296,048
Proceeds from repayment of Farmer Mac Guaranteed Securities	137,572	152,670
Proceeds from repayment of loans	34,252	65,262
Proceeds from sale of available-for-sale investment securities	153,100	288,275
Proceeds from sale of loans held	358,953	-
Proceeds from sale of Farmer Mac Guaranteed Securities	17,224	13,876
Net cash used in investing activities	(139,386)	(484,577)
Cash flows from financing activities:
Proceeds from issuance of discount notes	27,760,730	74,710,734
Proceeds from issuance of medium-term notes	2,074,185	1,011,944
Payments to redeem discount notes	(27,974,911)	(73,636,115)
Payments to redeem medium-term notes	(1,715,000)	(1,050,000)
Tax benefit from tax deductions in excess of compensation cost recognized	-	175
Proceeds from common stock issuance	17	3,368
Purchases of common stock	-	(830)
Proceeds from preferred stock issuance	30,800	-
Dividends paid	(9,080)	(3,108)
Net cash provided by financing activities	166,741	1,036,168
Net increase in cash and cash equivalents	84,446	610,929
Cash and cash equivalents at beginning of period	278,412	101,445
Cash and cash equivalents at end of period	$362,858	$712,374

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

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

(a)    Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with original maturities of three months or less at the time of purchase to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2009 and 2008.

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(in thousands)
Cash paid for:
Interest	$42,465	$57,410
Income taxes	10,000	21,500
Non-cash activity:
Transfer of loans held for investment to real estate owned	40,955	-
Loans acquired and securitized as Farmer Mac Guaranteed Securities	17,224	1,390
Transfers of investment securities from available-for-sale to trading from the effect of adopting SFAS 159	-	600,468
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting SFAS 159	-	428,670
Transfers of available-for-sale investment securities to available-for-sale Farmer Mac Guaranteed Securities - Rural Utilities	-	902,420
Transfers of trading investment securities to trading Farmer Mac Guaranteed Securities - Rural Utilities	-	459,026
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	288,012	-
Transfers of loans held for investment to loans held for sale	617,072	-

(b)    Allowance for Losses

As of June 30, 2009, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended (“SFAS 114”).

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense and is reduced by charge-offs for actual losses, net of recoveries.  Negative provisions, or releases of allowance for losses, are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

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

Farmer Mac also analyzes impaired assets in its portfolio for impairment under SFAS 114.  Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan);

•	loans for which Farmer Mac had adjusted the timing of borrowers’ payment schedules, but still expects to collect all amounts due and has not made economic concessions; and
•	additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

For loans with an updated appraised value, other updated collateral valuation or management’s estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances.  In the event that the collateral value does not support the total recorded investment, Farmer Mac provides a specific allowance for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.  For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs and Farmer Mac Guaranteed Securities - Rural Utilities in accordance with SFAS 5 and SFAS 114.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2009 and 2008:

	June 30, 2009			June 30, 2008
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)			(in thousands)
For the Three Months Ended:
Beginning balance	$13,228	$8,025	$21,253	$1,651	$2,197	$3,848
Provision/(recovery) for losses	(5,693)	(529)	(6,222)	-	-	-
Charge-offs	(5,725)	-	(5,725)	(69)	-	(69)
Recoveries	-	-	-	10	-	10
Ending balance	$1,810	$7,496	$9,306	$1,592	$2,197	$3,789

For the Six Months Ended:
Beginning balance	$10,929	$5,506	$16,435	$1,690	$2,197	$3,887
Provision/(recovery) for losses	(2,159)	1,990	(169)	-	-	-
Charge-offs	(7,725)	-	(7,725)	(108)	-	(108)
Recoveries	765	-	765	10	-	10
Ending balance	$1,810	$7,496	$9,306	$1,592	$2,197	$3,789

No allowance for losses has been provided for loans underlying AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of June 30, 2009, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of June 30, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

The table below summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(in thousands)

Allowance for loan losses	$1,810	$10,929
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	-	869
Off-balance sheet Farmer Mac I Guaranteed Securities	1,703	535
LTSPCs	5,793	4,102
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$9,306	$16,435

As of June 30, 2009, Farmer Mac individually analyzed $112.1 million of its $152.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $40.7 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac’s specific allowance for under-collateralized assets was $1.5 million as of June 30, 2009 and $8.6 million as of December 31, 2008.  Farmer Mac’s non-specific or general allowances were $7.8 million as of both June 30, 2009 and December 31, 2008.

Farmer Mac recognized interest income of approximately $0.6 million and $1.7 million on impaired loans during the three and six months ended June 30, 2009, respectively, compared to $0.9 million and $2.1 million, respectively, during the same periods in 2008.  During the three and six months ended June 30, 2009, Farmer Mac’s average investment in impaired loans was $142.4 million and $136.2 million, respectively, compared to $43.6 million and $41.3 million, respectively, for the same periods in 2008.

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on the debt of other government-sponsored enterprises (“GSEs”), futures contracts involving U.S. Treasury securities and interest rate swap contracts.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both U.S. Treasury rates and spreads on Farmer Mac debt.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument.  Gains or losses generated by these hedge transactions should offset changes in funding costs.

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

The following tables summarize information related to Farmer Mac’s financial derivatives as of June 30, 2009 and December 31, 2008:

	June 30, 2009
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$129,980	$-	$(3,037)	5.61%	0.95%		7.74
Pay fixed non-callable	1,207,273	-	(109,117)	5.17%	0.89%		5.20
Receive fixed callable	300,000	441	-	0.79%	1.36%		0.95
Receive fixed non-callable	2,680,559	15,326	(9,674)	0.87%	1.80%		2.16
Basis swaps	277,474	422	(3,411)	2.29%	1.15%		3.04
Agency forwards	30,142	-	(203)			98.47
Treasury futures	2,400	1	-			116.33
Credit valuation adjustment	-	(738)	2,156
Total financial derivatives	$4,627,828	$15,452	$(123,286)	2.21%	1.47%

	December 31, 2008
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$208,958	$-	$(6,646)	5.51%	3.23%		7.66
Pay fixed non-callable	1,311,218	-	(169,040)	5.21%	3.05%		5.33
Receive fixed callable	606,500	1,727	(65)	2.91%	3.20%		1.28
Receive fixed non-callable	1,347,069	25,269	(94)	2.23%	2.28%		1.43
Basis swaps	206,863	45	(3,734)	3.84%	3.28%		4.31
Agency forwards	74,998	-	(1,604)			105.85
Treasury futures	2,500	28	-			126.88
Total financial derivatives	$3,758,106	$27,069	$(181,183)	3.68%	2.82%

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of June 30, 2009, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $126.3 million.  As of June 30, 2009, Farmer Mac posted assets with a fair value of $49.4 million as collateral for its derivatives in net liability positions.  If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2009, it could have been required to settle its obligations under the agreements or post additional collateral of $76.9 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008:

	Gains/(Losses) on Financial Derivatives
	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)

Interest rate swaps	$21,720	$30,582	$24,380	$(10,566)
Agency forwards	(199)	534	(1,078)	215
Treasury futures	84	57	75	(85)
	21,605	31,173	23,377	(10,436)
Amortization of SFAS 133 transition adjustment	(77)	(123)	(138)	(234)
Total	$21,528	$31,050	$23,239	$(10,670)

As of June 30, 2009 and December 31, 2008, respectively, Farmer Mac had approximately $0.1 million and $0.2 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive loss related to the SFAS 133 transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.1 million of the amount currently reported in accumulated other comprehensive loss will be reclassified into earnings.

As of June 30, 2009, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with total notional amount of $120.5 million and a fair value of $(3.4) million.  As of December 31, 2008, those basis swaps had a total notional amount of $131.9 million and a fair value of $(3.7) million.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized gains of $0.8 million and $0.3 million on those outstanding basis swaps for the three and six months ended June 30, 2009, respectively, compared to an unrealized gain of $2.1 million and an unrealized loss of $0.4 million, respectively, for the same periods in 2008.

(d)    Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and nonvested restricted stock awards.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30, 2009			June 30, 2008
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available to common stockholders	$25,385	10,138	$2.50	$21,431	9,964	$2.15
Effect of dilutive securities:
Stock options, SARs and nonvested shares (1)		38	(0.01)		108	(0.02)
Diluted EPS	$25,385	10,176	$2.49	$21,431	10,072	$2.13

(1)
For the three months ended June 30, 2009 and 2008, stock options, SARs and nonvested shares of 1,862,829 and 1,546,664, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.

	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available to common stockholders	$58,903	10,136	$5.81	$13,174	9,916	$1.33
Effect of dilutive securities:
Stock options, SARs and nonvested shares (1)		19	(0.01)		112	(0.02)
Diluted EPS	$58,903	10,155	$5.80	$13,174	10,028	$1.31

(1)
For the six months ended June 30, 2009 and 2008, stock options, SARs and nonvested shares of 1,881,885 and 1,385,929, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.

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

During 2008, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after ten years and those granted to directors expire after seven years.  For all SARs granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on the date of grant.  SARs granted during June 2009 have an exercise price of $5.93 per share.  Restricted stock was awarded to directors in June 2009 and vests fully after approximately one year.  Restricted stock awarded to officers vests after approximately three years and only vests if certain performance conditions are met.  Restricted stock awards granted to both directors and officers are not issued until full vesting occurs.

For the three and six months ended June 30, 2009, Farmer Mac recognized $0.9 million and $1.6 million, respectively, of compensation expense related to stock options, SARs, and restricted stock awards compared to $1.4 million and $2.3 million for the same periods in 2008.

The following tables summarize activity related to stock options, SARs and nonvested restricted share awards for the three and six months ended June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
For the Three Months Ended:
Outstanding, beginning of period	1,697,829	$24.66	2,218,199	$25.48
Granted	165,000	5.93	339,770	28.92
Exercised	-	-	(157,966)	21.05
Canceled	(106,864)	22.12	(18,500)	28.79
Outstanding, end of period	1,755,965	$23.06	2,381,503	$26.24

For the Six Months Ended:
Outstanding, beginning of period	2,237,711	$25.54	2,218,199	$25.48
Granted	165,000	5.93	339,770	28.92
Exercised	-	-	(157,966)	21.05
Canceled	(646,746)	27.28	(18,500)	28.79
Outstanding, end of period	1,755,965	$23.06	2,381,503	$26.24

Stock Options and SARs exercisable at the end of the period	1,349,258	$25.51	1,597,527	$25.06

	June 30, 2009		June 30, 2008
		Weighted-		Weighted-
		Average		Average
	Nonvested	Grant-date	Nonvested	Grant-date
	Shares	Fair Value	Shares	Fair Value
For the Three Months Ended:
Nonvested at beginning of period	-	$-	-	$-
Granted	200,548	5.93	-	-
Canceled	-	-	-	-
Nonvested at end of period	200,548	$5.93	-	$-

For the Six Months Ended:
Nonvested at beginning of period	-	$-	-	$-
Granted	200,548	5.93	-	-
Canceled	-	-	-	-
Nonvested at end of period	200,548	$5.93	-	$-

The cancellations of stock options during the first six months of 2009 and 2008 were due to unvested options or SARs terminating and the cancellation of a portion of vested options upon employee and officers’ departures from Farmer Mac.  There were no stock options or SARs exercised during the first six months of 2009 and 157,966 shares were exercised during the first six months of 2008.

The following tables summarize information regarding stock options, SARs and nonvested shares outstanding as of June 30, 2009:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	255,000	9.7 years	-	-	229,500	9.7 years
10.00 - 14.99	-	-	-	-	-	-
15.00 - 19.99	81,722	4.7 years	81,722	4.7 years	81,722	4.7 years
20.00 - 24.99	552,088	4.8 years	541,249	4.8 years	548,836	4.8 years
25.00 - 29.99	653,487	5.3 years	528,622	4.8 years	637,734	5.3 years
30.00 - 34.99	213,668	2.6 years	197,665	2.2 years	208,867	2.5 years

	1,755,965		1,349,258		1,706,659

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average		Remaining		Remaining
Grant-Date	Nonvested	Contractual	Nonvested	Contractual
Fair Value	Shares	Life	Shares	Life

$ 5.93	200,548	1.6 years	180,493	1.6 years

The weighted-average grant date fair value of options and SARs granted during the six months ended 2009 and 2008 was $4.12 and $11.33 per share, respectively.  The weighted-average grant date fair value of nonvested shares granted during the six months ended 2009 was $5.93 per share.  There were no nonvested shares granted in 2008.  The fair values were estimated using the Black-Scholes option pricing model based on the following assumptions:

	SARs and Stock Options
	2009	2008
Risk-free interest rate	1.5%	2.5%
Expected years until exercise	7 years	6 years
Expected stock volatility	104.3%	43.2%
Dividend yield	3.4%	1.4%

	Nonvested Shares
	2009	2008
Risk-free interest rate	1.5%	-
Expected years until vesting	3 years	-
Expected stock volatility	104.3%	-
Dividend yield	0.0%	-

(f)     Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g)    Fair Value

Effective January 1, 2008, Farmer Mac adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that ranks the quality and reliability of the inputs to valuation techniques used to measure fair value.  The hierarchy gives highest rank to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest rank to unobservable inputs (Level 3 measurements).  Effective January 1, 2009, Farmer Mac adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) for all non-recurring fair value measurements of non-financial assets and liabilities.  FSP 157-2 had delayed the effective date of SFAS 157 for non-recurring, non-financial assets and liabilities.

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

Effective January 1, 2008, Farmer Mac adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies an irrevocable option to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  On January 1, 2008, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain Farmer Mac II Guaranteed Securities that were classified as held-to-maturity on January 1, 2008.

See Note 7 for more information regarding fair value measurement.

(h)    New Accounting Standards

In April 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The FSPs are effective for interim and annual periods ending after June 15, 2009.  Farmer Mac adopted the FSPs for the interim period ending June 30, 2009.  Farmer Mac’s adoption of this guidance did not have a material impact on its financial condition, results of operations or cash flows.  Farmer Mac held no debt securities at the beginning of the interim period for which an other-than-temporary impairment was previously recognized.  Accordingly, a cumulative effect of adoption adjustment was not recognized.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP amends and clarifies Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, to address application issues relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Farmer Mac’s adoption of this guidance did not have a material impact on its financial condition, results of operations or cash flows.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  This statement is effective for interim or annual financial periods ending after June 15, 2009.  Farmer Mac’s adoption of this guidance did not have a material impact on its financial condition, results of operations or cash flows.  Farmer Mac evaluated subsequent events through August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  These statements address amendments to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”).  The two FASB statements are effective for fiscal years beginning after November 15, 2009.  The statements, amending SFAS 140 and FIN 46(R), remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and remove the exception from applying FIN 46(R) to QSPEs.  Although Farmer Mac is currently evaluating the impact of these new accounting standards, Farmer Mac believes adoption of SFAS 166 and SFAS 167 will result in the consolidation of assets and liabilities onto Farmer Mac’s balance sheet in connection with trusts that currently qualify for the QSPE exception.  Additionally, interest income and interest expense related to the consolidated assets and liabilities related to the trusts will be reflected in the statement of operations.  Farmer Mac expects it will be required to hold additional capital as a result of adopting SFAS 166 and SFAS 167; however, Farmer Mac believes it will have adequate capital to remain in compliance with regulatory capital requirements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Farmer Mac does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or cash flows.

Note 2.	Investments

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of June 30, 2009 and December 31, 2008.

	June 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(5,384)	$68,716
Floating rate asset-backed securities	70,394	14	(288)	70,120
Floating rate corporate debt securities	349,645	-	(13,991)	335,654
Floating rate Government/GSE
guaranteed mortgage-backed securities	301,644	235	(2,613)	299,266
Fixed rate GSE guaranteed mortgage-backed securities	6,812	235	-	7,047
Floating rate GSE subordinated debt	70,000	-	(15,813)	54,187
Floating rate GSE preferred stock	700	850	-	1,550
Total available-for-sale	873,295	1,334	(38,089)	836,540

Trading:
Floating rate asset-backed securities	7,022	-	(5,085)	1,937
Fixed rate GSE preferred stock	179,898	3,602	-	183,500
Total trading	186,920	3,602	(5,085)	185,437
Total investment securities	$1,060,215	$4,936	$(43,174)	$1,021,977

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$193,950	$-	$(15,373)	$178,577
Floating rate asset-backed securities	85,005	1	(3,750)	81,256
Floating rate corporate debt securities	458,428	-	(39,363)	419,065
Floating rate Government/GSE guaranteed mortgage-backed securities	338,907	270	(3,512)	335,665
Fixed rate GSE guaranteed mortgage-backed securities	7,375	188	-	7,563
Floating rate GSE subordinated debt	70,000	-	(20,811)	49,189
Floating rate GSE preferred stock	781	-	-	781
Total available-for-sale	1,154,446	459	(82,809)	1,072,096

Trading:
Floating rate asset-backed securities	7,494	-	(5,283)	2,211
Fixed rate GSE preferred stock	180,579	-	(19,027)	161,552
Total trading	188,073	-	(24,310)	163,763
Total investment securities	$1,342,519	$459	$(107,119)	$1,235,859

(1)	The fair value of these securities as of December 31, 2008 are inclusive of the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its auction-rate certificates.

During the three and six months ended June 30, 2009, Farmer Mac recognized in earnings other-than-temporary impairment charges of $1.0 million and $1.1 million, respectively, compared to $5.3 million for the same periods during 2008.  During second quarter 2009, Farmer Mac recorded an other-than-temporary impairment loss of $1.0 million related to its investment in CIT Group Inc. corporate debt securities.  During second quarter 2008, Farmer Mac recorded an other-than-temporary impairment loss of $5.3 million related to its investment in Fannie Mae floating rate preferred stock.  These losses were due to credit deterioration and were recognized as “Other-than-temporary impairment – credit losses” in the condensed consolidated statements of operations.  During July 2009, Farmer Mac sold its investments in CIT Group Inc. corporate debt securities and Fannie Mae preferred stock and recognized an additional loss of $0.9 million and a recovery of $1.0 million, respectively, in third quarter 2009.

As of June 30, 2009 and December 31, 2008, unrealized losses on available-for-sale investment securities were as follows:

	June 30, 2009
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)
Floating rate corporate debt securities	$-	$-	$301,638	$(13,991)
Floating rate asset-backed securities	-	-	45,617	(288)
Floating rate Government guaranteed auction-rate certificates	-	-	68,716	(5,384)
Floating rate Government/GSE guaranteed mortgage-backed securities	179,172	(1,816)	61,854	(797)
Floating rate GSE subordinated debt	-	-	54,187	(15,813)
Total	$179,172	$(1,816)	$532,012	$(36,273)

	December 31, 2008
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)
Floating rate corporate debt securities	$19,858	$(142)	$393,808	$(39,221)
Floating rate asset-backed securities	80,605	(3,750)	-	-
Floating rate Government guaranteed auction-rate certificates	58,727	(15,373)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	263,516	(3,138)	10,751	(374)
Floating rate GSE subordinated debt	-	-	49,189	(20,811)
Total	$422,706	$(22,403)	$453,748	$(60,406)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to June 30, 2009 and December 31, 2008, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of June 30, 2009, all of the investment securities in an unrealized loss position were rated at least “A” by Standard & Poor’s, except two that were rated “BBB+” and one that was rated “BB-”.  As of December 31, 2008, all of the investment securities in an unrealized loss position were rated at least “A”, except one that was rated “BBB+” and one that was rated “BBB-”.  The unrealized losses were on 106 and 116 individual investment securities as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, 77 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $36.3 million.  As of December 31, 2008, 34 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $60.4 million.  Securities in unrealized loss positions 12 months or more have a fair value as of June 30, 2009 that is, on average, approximately 94 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity and expects to recover the amortized cost bases of these securities.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale investment securities represent other-than-temporary impairment as of June 30, 2009.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

As of June 30, 2009, Farmer Mac did not own any held-to-maturity investments.  As of June 30, 2009, Farmer Mac owned trading investment securities that mature after five years with an amortized cost of $186.9 million, a fair value of $185.4 million, and a weighted average yield of 8.07 percent.  The amortized cost, fair value and weighted-average yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2009 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities
	Available-for-Sale
	as of June 30, 2009

			Weighted
	Amortized Cost	Fair Value	Average Yield
	(dollars in thousands)
Due within one year	$104,552	$104,190	0.87%
Due after one year through five years	277,371	263,683	1.19%
Due after five years through ten years	132,139	131,440	2.30%
Due after ten years	359,233	337,227	1.75%
Total	$873,295	$836,540	1.55%

Note 3.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2009 and December 31, 2008.

	June 30, 2009
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$55,632	$-	$55,632
Farmer Mac II	644,572	447,957	1,092,529
Rural Utilities	1,424,077	447,174	1,871,251
Total	$2,124,281	$895,131	$3,019,412

Amortized cost	$2,106,662	$854,253	$2,960,915
Unrealized gains	30,310	40,878	71,188
Unrealized losses	(12,691)	-	(12,691)
Fair value	$2,124,281	$895,131	$3,019,412

	December 31, 2008
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$349,292	$-	$349,292
Farmer Mac II	522,565	496,863	1,019,428
Rural Utilities	639,837	442,687	1,082,524
Total	$1,511,694	$939,550	$2,451,244

Amortized cost	$1,501,980	$907,506	$2,409,486
Unrealized gains	23,727	32,044	55,771
Unrealized losses	(14,013)	-	(14,013)
Fair value	$1,511,694	$939,550	$2,451,244

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2009 and December 31, 2008, as applicable.  As of June 30, 2009, the unrealized losses presented above are related to Farmer Mac II Guaranteed Securities, which are USDA-guaranteed portions.  As of December 31, 2008, the available-for-sale unrealized losses were on 9 individual securities.  One of the available-for-sale Farmer Mac I Guaranteed Securities in a loss position as of December 31, 2008 had been in a loss position for more than 12 months and had an unrealized loss that was less than one percent of the amortized security cost.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of June 30, 2009 and December 31, 2008.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2009.

June 30, 2009
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$3,019,412

Weighted-average remaining life (in years)	4.2

Weighted-average prepayment speed (annual rate)	4.4%
Effect on fair value of a 10% adverse change	$(870)
Effect on fair value of a 20% adverse change	$(1,825)

Weighted-average discount rate	3.3%
Effect on fair value of a 10% adverse change	$(23,067)
Effect on fair value of a 20% adverse change	$(46,721)

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

The table below presents the outstanding principal balances for Farmer Mac Guaranteed Securities, loans, and LTSPCs as of June 30, 2009 and December 31, 2008.

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs
	June 30,	December 31,
	2009	2008
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$650,290	$781,305
Guaranteed Securities	5,797	282,185
AgVantage	46,800	53,300
Farmer Mac II
Guaranteed Securities	1,084,703	1,013,330
Farmer Mac Guaranteed
Securities - Rural Utilities	1,819,033	1,054,941
Total on-balance sheet	$3,606,623	$3,185,061

Off-balance sheet:
Farmer Mac I:
Guaranteed Securities	$1,593,258	$1,697,983
AgVantage	2,945,000	2,945,000
LTSPCs	2,181,712	2,224,181
Farmer Mac II
Guaranteed Securities	30,322	30,095
Total off-balance sheet	$6,750,292	$6,897,259

Total	$10,356,915	$10,082,320

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the condensed consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and six months ended June 30, 2009 and 2008 and the outstanding balances and carrying amounts of all such loans as of June 30, 2009 and December 31, 2008, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)

Fair value at acquisition date	$572	$26	$5,637	$1,189
Contractually required payments receivable	572	26	5,646	1,352
Impairment recognized subsequent to acquisition	5,725	-	7,725	-

	June 30,	December 31,
	2009	2008
	(in thousands)

Outstanding balance	$36,974	$91,942
Carrying amount	26,208	69,308

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities or Farmer Mac II Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of June 30, 2009, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of June 30, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

	90-Day			Net Credit
	Delinquencies (1)			Losses (2)
	As of	As of	As of	For the Six Months Ended
	June 30,	December 31,	June 30,	June 30,
	2009	2008	2008	2009	2008
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$23,546	$65,060	$3,883	$6,960	$98
Total on-balance sheet	$23,546	$65,060	$3,883	$6,960	$98
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$18,761	$2,060	$1,287	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$18,761	$2,060	$1,287	$-	$-
Total	$42,307	$67,120	$5,170	$6,960	$98

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

Note 4.                   Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$29,515	$21,991	$66,969	$14,294

Available-for-sale securities, net of tax:
Net unrealized holding gains/(losses)	32,178	8,595	33,941	(6,839)
Reclassification adjustment for realized losses	835	3,376	835	3,376
Net change from available-for-sale securities (1)	33,013	11,971	34,776	(3,463)

Financial derivatives, net of tax:
Reclassification for amortization of SFAS 133
transition adjustment (2)	50	84	90	156
Other comprehensive income/(loss), net of tax	33,063	12,055	34,866	(3,307)

Comprehensive income	$62,578	$34,046	$101,835	$10,987

(1)
Unrealized gains/(losses) on available-for-sale securities is shown net of income tax (expense)/benefit of $(17.8) million and $(6.4) million for the three months ended June 30, 2009 and 2008, respectively, and $(18.7) million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.

(2)
Amortization of SFAS 133 transition adjustment is shown net of income tax expense of $27,000 and $45,000 for the three months ended June 30, 2009 and 2008, respectively, and $48,000 and $0.1 million for the six months ended June 30, 2009 and 2008, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 and changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30,	December 31,
	2009	2008
	(in thousands)
Available-for-sale securities:
Beginning balance	$(47,214)	$(2,320)
Reclassification adjustment to retained earnings for SFAS 159 adoption, net of tax	-	(11,237)
Adjusted beginning balance	(47,214)	(13,557)
Net unrealized gains/(losses), net of tax	34,776	(33,657)
Ending balance	$(12,438)	$(47,214)

Financial derivatives:
Beginning balance	$(198)	$(473)
Amortization of SFAS 133 transition adjustment on financial derivatives, net of tax	90	275
Ending balance	$(108)	$(198)
Accumulated other comprehensive loss, net of tax	$(12,546)	$(47,412)

Farmer Mac held no debt securities at the beginning of the interim period for which an other-than-temporary impairment was previously recognized.  Accordingly, a cumulative effect of adoption adjustment was not recognized upon adoption of FSP FAS 115-2 and FAS 124-2.

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Proceeds from new securitizations during the six months ended June 30, 2009 and 2008 were $17.2 million and $1.4 million, respectively.  The increase year over year was driven by the first quarter 2009 transfer of $17.1 million of agricultural mortgage loans held on balance sheet into a trust as part of a securitization transaction in which guaranteed agricultural mortgage-backed securities were sold to Zions First National Bank, a related party.  The following table summarizes cash flows received from and paid to trusts used for securitizations:

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(in thousands)
Proceeds from new securitizations	$17,224	$1,390
Guarantee fees received	5,858	6,145
Purchases of assets from the trusts	-	304
Servicing advances	7	6
Repayment of servicing advances	2	2

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2009 and December 31, 2008, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	June 30,	December 31,
	2009	2008
	(in thousands)
Farmer Mac I Guaranteed Securities	$1,593,258	$1,697,983
AgVantage	2,945,000	2,945,000
Farmer Mac II Guaranteed Securities	30,322	30,095
Total off-balance sheet Farmer Mac I and II	$4,568,580	$4,673,078

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $32.9 million as of June 30, 2009 and $37.1 million as of December 31, 2008.  As of June 30, 2009, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.6 years.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion as of both June 30, 2009 and December 31, 2008.

As of June 30, 2009, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.1 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $17.7 million as of June 30, 2009 and $17.9 million as of December 31, 2008.

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

From fourth quarter 2004 through fourth quarter 2008, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock.  On March 11, 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on April 3, 2009.  On June 3, 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on June 30, 2009. Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

Farmer Mac has two series of preferred stock outstanding:

•
Series B, which was newly issued on September 30, 2008 and on December 15, 2008, is temporary equity and is reported as Mezzanine Equity on the condensed consolidated balance sheets because it contains redemption features that, although remote, are not solely within the control of Farmer Mac; and

•	Series C, which was newly issued during fourth quarter 2008 and during 2009, is a component of Stockholders’ Equity on the condensed consolidated balance sheets.

During the second quarter of 2009, Farmer Mac sold 20,000 shares of its Series C Preferred Stock to National Rural Cooperative Finance Corporation (“National Rural”) pursuant to a program under which any participant who uses Farmer Mac for a credit enhancement or purchase transaction in excess of $20.0 million is required to purchase an equity interest in Farmer Mac in the form of shares of Series C, thereby enabling Farmer Mac to raise additional capital to support its mission of providing liquidity and lending capacity to agricultural and rural utilities lenders, compared to 10,800 shares in the first quarter of 2009.  Farmer Mac sold the shares of Series C without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $20.0 million or $1,000 per share in the second quarter of 2009, compared to $10.8 million in the first quarter 2009.  There were 40,000 shares of Series C Preferred Stock outstanding as of June 30, 2009, all held by National Rural.

Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements.  All series of Farmer Mac’s preferred stock are included as components of core capital for regulatory and statutory capital compliance measurements.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of June 30, 2009 was in compliance with, its three statutory and regulatory capital requirements:

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

As of June 30, 2009, Farmer Mac’s minimum and critical capital requirements were $196.2 million and $98.1 million, respectively, and Farmer Mac’s core capital level was $296.1 million, $99.9 million above the minimum capital requirement and $198.0 million above the critical capital requirement.  As of December 31, 2008, Farmer Mac’s minimum and critical capital requirements were $193.5 million and $96.7 million, respectively, and its actual core capital level was $207.0 million, $13.5 million above the minimum capital requirement and $110.2 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of June 30, 2009 was $50.2 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $305.4 million exceeded that requirement by approximately $255.2 million.

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

In determining fair value, Farmer Mac uses various valuation approaches, including market, income and/or cost approaches.  The fair value hierarchy established in SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac’s financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the condensed consolidated financial statements.

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

The following is a description of the fair value techniques used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy described above.  Fair value measurements related to financial instruments that are reported at fair value in the consolidated financial statements each period are referred to as recurring fair value measurements.  Fair value measurements related to assets and liabilities that are not reported at fair value each period but are subject to fair value adjustments in certain circumstances are referred to as nonrecurring fair value measurements.

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

Due to the lack of an active market for Farmer Mac’s investments in auction-rate certificates (“ARCs”) and GSE preferred stock issued by CoBank, ACB and AgFirst Farm Credit Bank with current par values of $74.1 million, $88.5 million and $88.0 million, respectively, Farmer Mac transferred these securities from Level 2 to Level 3 during 2008. Farmer Mac’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis. During first quarter 2009, Farmer Mac changed the inputs to its discounted cash flow model used to estimate the fair value of its investments in thinly traded GSE preferred stock. The benchmark securities previously used to derive credit spreads for estimates of fair value as of December 31, 2008 were preferred stock issued by large national financial institutions. The preferred stock securities of these large financial institutions experienced significant volatility during first quarter 2009 due to changes in the credit quality of the issuers and the market expectations regarding projected cash flows for the securities. The change in the market expectations of projected future cash flows for those securities was inconsistent with the Farm Credit System preferred stock owned by Farmer Mac. Had Farmer Mac estimated the fair value of the Farm Credit System preferred stock as of December 31, 2008 using the new methodology in place as of June 30, 2009, the fair values of those securities would have been $175.0 million, an increase of approximately $13.4 million from the estimated fair value of $161.6 million as of December 31, 2008.

For second quarter 2009, Farmer Mac transferred its investment in the subordinated debt of CoBank with a par value of $70.0 million from Level 2 to Level 3 for purposes of estimating its fair value.  Farmer Mac determined that the third party pricing service used to estimate fair value for this security as a Level 2 investment, in second quarter 2009, provided a price that, while representative of a recent market trade, was not reflective of an orderly transaction.  In accordance with FSP FAS 157-4, Farmer Mac used its internally-developed models as an alternative valuation technique to estimate fair value as a Level 3 investment.

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

Farmer Mac’s derivative portfolio consists primarily of interest rate swaps and forward sales contracts on the debt of other GSEs.  Farmer Mac estimates the fair value of these financial instruments based upon the counterparty valuations.  Farmer Mac internally values its derivative portfolio using a discounted cash flow valuation technique and obtains a secondary valuation for certain interest rate swaps to corroborate the counterparty valuations.  Farmer Mac also regularly reviews the counterparty valuations as part of the collateral exchange process.  Farmer Mac classifies these fair value measurements as Level 2.

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

As of June 30, 2009, the consideration of credit risk, Farmer Mac’s and the counterparties’, resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $1.4 million.  As of December 31, 2008, the consideration of credit risk, Farmer Mac’s and the counterparties’, did not result in a material adjustment to the valuations of Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the condensed consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as Level 3 measurements.  As of June 30, 2009 and December 31, 2008, Farmer Mac’s loans held for sale were reported at cost.

Real Estate Owned Properties

Farmer Mac initially records real estate owned (“REO”) properties at fair value less costs to sell and subsequently records them at the lower of carrying value or fair value less costs to sell.  The fair value of REO is determined by third-party appraisals when available.  When third-party appraisals are not available, fair value is estimated based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties.  Farmer Mac classifies the REO fair values as Level 3 measurements.

Fair Value Classification and Transfers

As of June 30, 2009, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments and non-financial assets valued at $3.4 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 63 percent of total assets and 80 percent of financial instruments measured at fair value as of June 30, 2009.

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

The following tables present information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2009 and December 31, 2008, respectively, and indicates the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of June 30, 2009

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$68,716	$68,716
Floating rate asset-backed securities	-	70,120	-	70,120
Floating rate corporate debt securities	-	335,654	-	335,654
Floating rate Government/GSE guaranteed mortgage-backed securities	-	299,266	-	299,266
Fixed rate GSE guaranteed mortgage-backed securities	-	7,047	-	7,047
Floating rate GSE subordinated debt	-	-	54,187	54,187
Floating rate GSE preferred stock	-	1,550	-	1,550
Total available-for-sale	-	713,637	122,903	836,540

Trading:
Floating rate asset-backed securities	-	-	1,937	1,937
Fixed rate GSE preferred stock	-	-	183,500	183,500
Total trading	-	-	185,437	185,437
Total investment securities	-	713,637	308,340	1,021,977

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	55,632	55,632
Farmer Mac II	-	-	644,572	644,572
Rural Utilities	-	-	1,424,077	1,424,077
Total available-for-sale	-	-	2,124,281	2,124,281

Trading:
Farmer Mac II	-	-	447,957	447,957
Rural Utilities	-	-	447,174	447,174
Total trading	-	-	895,131	895,131
Total Farmer Mac Guaranteed Securities	-	-	3,019,412	3,019,412

Financial Derivatives	1	15,451	-	15,452
Total Assets at fair value	$1	$729,088	$3,327,752	$4,056,841

Liabilities :
Financial Derivatives	$-	$119,936	$3,350	$123,286
Total Liabilities at fair value	$-	$119,936	$3,350	$123,286

Nonrecurring:
Assets:
REO	$-	$-	$43,260	$43,260
Total Assets at fair value	$-	$-	$43,260	$43,260

Assets and Liabilities Measured at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
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

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant Level 3 inputs to determine fair value for the three months ended June 30, 2009 and June 30, 2008, respectively.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2009
		Purchases,	Realized and	Unrealized
		Sales,	Unrealized	Gains/(Losses)
		Issuances and	Gains/(Losses)	included in Other
	Beginning	Settlements,	included in	Comprehensive	Net Transfers In
	Balance	net	Income	Income	and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$67,636	$-	$-	$1,080	$-	$68,716
Floating rate GSE subordinated debt	-	-	-	5,055	49,132	54,187
Total available-for-sale	67,636	-	-	6,135	49,132	122,903
Trading:
Floating rate asset-backed securities(1)	1,962	(205)	180	-	-	1,937
Fixed rate GSE preferred stock(1)	176,790	(333)	7,043	-	-	183,500
Total trading	178,752	(538)	7,223	-	-	185,437
Total investment securities	246,388	(538)	7,223	6,135	49,132	308,340
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	63,216	(6,570)	-	(1,014)	-	55,632
Farmer Mac II	588,996	56,760	-	(1,184)	-	644,572
Rural Utilities	912,695	500,000	-	11,382	-	1,424,077
Total available-for-sale	1,564,907	550,190	-	9,184	-	2,124,281
Trading:
Farmer Mac II(2)	476,681	(23,428)	(5,296)	-	-	447,957
Rural Utilities(1)	449,066	-	(1,892)	-	-	447,174
Total trading	925,747	(23,428)	(7,188)	-	-	895,131
Total Farmer Mac Guaranteed Securities	2,490,654	526,762	(7,188)	9,184	-	3,019,412
Total Assets at fair value	$2,737,042	$526,224	$35	$15,319	$49,132	$3,327,752
Liabilities:
Financial Derivatives(3)	$(4,236)	$-	$886	$-	$-	$(3,350)
Total Liabilities at fair value	$(4,236)	$-	$886	$-	$-	$(3,350)
Nonrecurring:
Assets:
REO	$-	$-	$-	$-	$43,260	$43,260
Total Assets at fair value	$-	$-	$-	$-	$43,260	$43,260

(1)	Unrealized gains/(losses) are attributable to assets still held as of June 30, 2009 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of approximately $4.9 million attributable to assets still held as of June 30, 2009 that are recorded in gains/(losses) on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2009 and are recorded in gains/(losses) on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2008
		Purchases,	Realized and	Unrealized
		Sales,	Unrealized	Gains/(Losses)
		Issuances and	Gains/(Losses)	included in Other
	Beginning	Settlements,	included in	Comprehensive	Net Transfers In
	Balance	net	Income	Income	and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$229,360	$(20,000)	$-	$-	$-	$209,360
Floating rate corporate debt securities	399,331	-	-	-	(399,331)	-
Fixed rate corporate securities	503,089	-	-	-	(503,089)	-
Total available-for-sale	1,131,780	(20,000)	-	-	(902,420)	209,360
Trading:
Floating rate asset-backed securities(1)	7,179	(205)	440	-	-	7,414
Fixed rate mortgage-backed securities	459,026	-	-	-	(459,026)	-
Total trading	466,205	(205)	440	-	(459,026)	7,414
Total investment securities	1,597,985	(20,205)	440	-	(1,361,446)	216,774
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	325,272	68,979	-	(2,347)	-	391,904
Rural Utilities	-	-	-	(781)	902,420	901,639
Total available-for-sale	325,272	68,979	-	(3,128)	902,420	1,293,543
Trading:
Farmer Mac II(2)	445,202	9,515	(4,155)	-	-	450,562
Rural Utilities(1)	-	-	(17,341)	-	459,026	441,685
Total trading	445,202	9,515	(21,496)	-	459,026	892,247
Total Farmer Mac Guaranteed Securities	770,474	78,494	(21,496)	(3,128)	1,361,446	2,185,790
Total Assets at fair value	$2,368,459	$58,289	$(21,056)	$(3,128)	$-	$2,402,564
Liabilities:
Financial Derivatives(3)	$(3,507)	$-	$2,050	$-	$-	$(1,457)
Total Liabilities at fair value	$(3,507)	$-	$2,050	$-	$-	$(1,457)
Nonrecurring:
Loans held for sale	$-	$-	$(61)	$-	$142,756	$142,695

(1)	Unrealized gains/(losses) are attributable to assets still held as of June 30, 2008 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of approximately $1.8 million attributable to assets still held as of June 30, 2008 that are recorded in gains/(losses) on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2008 and are recorded in gains /(losses) on financial derivatives.

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant Level 3 inputs to determine fair value for the six months ended June 30, 2009 and June 30, 2008, respectively.

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2009
		Purchases,	Realized and	Unrealized
		Sales,	Unrealized	Gains/(Losses)
		Issuances and	Gains/(Losses)	included in Other
	Beginning	Settlements,	included in	Comprehensive	Net Transfers In
	Balance	net	Income	Income	and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$178,577	$(119,850)	$-	$9,989	$-	$68,716
Floating rate GSE subordinated debt	-	-	-	5,055	49,132	54,187
Total available-for-sale	178,577	(119,850)	-	15,044	49,132	122,903
Trading:
Floating rate asset-backed securities(1)	2,211	(473)	199	-	-	1,937
Fixed rate GSE preferred stock(1)	161,552	(681)	22,629	-	-	183,500
Total trading	163,763	(1,154)	22,828	-	-	185,437
Total investment securities	342,340	(121,004)	22,828	15,044	49,132	308,340
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	349,292	(3,681)	-	(1,967)	(288,012)	55,632
Farmer Mac II	522,565	118,251	-	3,756	-	644,572
Rural Utilities	639,837	770,000	-	14,240	-	1,424,077
Total available-for-sale	1,511,694	884,570	-	16,029	(288,012)	2,124,281
Trading:
Farmer Mac II(2)	496,863	(47,342)	(1,564)	-	-	447,957
Rural Utilities(1)	442,687	(5,909)	10,396	-	-	447,174
Total trading	939,550	(53,251)	8,832	-	-	895,131
Total Farmer Mac Guaranteed Securities	2,451,244	831,319	8,832	16,029	(288,012)	3,019,412
Total Assets at fair value	$2,793,584	$710,315	$31,660	$31,073	$(238,880)	$3,327,752
Liabilities:
Financial Derivatives(3)	$(3,719)	$-	$369	$-	$-	$(3,350)
Total Liabilities at fair value	$(3,719)	$-	$369	$-	$-	$(3,350)
Nonrecurring:
Assets:
REO	$-	$-	$-	$-	$43,260	$43,260
Total Assets at fair value	$-	$-	$-	$-	$43,260	$43,260

(1)	Unrealized gains are attributable to assets still held as of June 30, 2009 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized losses of approximately $0.9 million attributable to assets still held as of June 30, 2009 that are recorded in gains/(losses) on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2009 and are recorded in gains/(losses) on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2008
		Purchases,	Realized and	Unrealized
		Sales,	Unrealized	Gains/(Losses)
		Issuances and	Gains/(Losses)	included in Other
	Beginning	Settlements,	included in	Comprehensive	Net Transfers In
	Balance	net	Income	Income	and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$79,931	$-	$(2,115)	$131,544	$209,360
Floating rate corporate debt securities	-	400,000	-	(669)	(399,331)	-
Fixed rate corporate securities	500,138	-	-	2,951	(503,089)	-
Total available-for-sale securities	500,138	479,931	-	167	(770,876)	209,360
Trading:
Floating rate asset-backed securities(1)	8,179	(628)	(137)	-	-	7,414
Fixed rate mortgage-backed securities(1)	415,813	29,367	13,846	-	(459,026)	-
Total trading investment securities	423,992	28,739	13,709	-	(459,026)	7,414
Total investment securities	924,130	508,670	13,709	167	(1,229,902)	216,774
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	49,226	-	3,720	-	391,904
Rural Utilities	-	-	-	(781)	902,420	901,639
Total available-for-sale	338,958	49,226	-	2,939	902,420	1,293,543
Trading:
Farmer Mac II(2)	428,670	20,497	1,395	-	-	450,562
Rural Utilities(1)	-	-	(17,341)	-	459,026	441,685
Total trading	428,670	20,497	(15,946)	-	459,026	892,247
Total Farmer Mac Guaranteed Securities	767,628	69,723	(15,946)	2,939	1,361,446	2,185,790
Total Assets at fair value	$1,691,758	$578,393	$(2,237)	$3,106	$131,544	$2,402,564
Liabilities:
Financial Derivatives (3)	$(1,106)	$-	$(351)	$-	$-	$(1,457)
Total Liabilities at fair value	$(1,106)	$-	$(351)	$-	$-	$(1,457)
Nonrecurring:
Loans held for sale	$-	$-	$(61)	$-	$142,756	$142,695

(1)	Unrealized gains/(losses) are attributable to assets still held as of June 30, 2008 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of approximately $1.8 million attributable to assets still held as of June 30, 2008 that are recorded in gains/(losses) on trading assets
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

On January 1, 2008, with the adoption of SFAS 159, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During 2008, Farmer Mac elected to measure an additional $113.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Farmer Mac selected all of these assets for the fair value option under SFAS 159 because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  During the first half of 2009, Farmer Mac did not elect the fair value option under SFAS 159 for any assets or liabilities.

Impact of Adopting SFAS 159 to Retained Earnings as of January 1, 2008
	Carrying Value as of January 1, 2008 Prior to Adoption of Fair Value Option	Transition Gain	Fair Value as of January 1, 2008 After Adoption of Fair Value Option
	(in thousands)
Available-for-sale investment securities(1):
Fixed rate GSE preferred stock	$184,655	$2,783	$184,655
Fixed rate mortgage-backed securities	415,813	14,504	415,813

Held-to-maturity Farmer Mac Guaranteed Securities:
Farmer Mac II Guaranteed Securities	427,330	1,340	428,670

Pre-tax cumulative effect of adoption		18,627
Tax effect		6,519

Cumulative effect of adoption to beginning retained earnings		$12,108

(1)
Farmer Mac adopted the fair value option for certain securities within its investment portfolio classified as available-for-sale. These securities are presented in the consolidated balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the amount of the transition gain was recongnized in accumulated other comprehensive loss prior to the adoption of SFAS 159.

For the three months and six months ended June 30, 2009, Farmer Mac recorded net gains/(losses) on trading assets of  $(0.1) million and $31.5 million, respectively, for changes in fair values of the assets selected for the fair value option, compared to $(17.7) million and $(7.0) million for the same periods ended June 30, 2008, respectively.  These gains/(losses) are recognized as “Gains/(losses) on trading assets” in the condensed consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of June 30, 2009 and December 31, 2008  in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments:

	June 30, 2009		December 31, 2008
		Carrying		Carrying
	Fair Value	Amount	Fair Value	Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$362,858	$362,858	$278,412	$278,412
Investment securities	1,021,977	1,021,977	1,235,859	1,235,859
Farmer Mac Guaranteed Securities	3,019,412	3,019,412	2,451,244	2,451,244
Loans	660,410	649,676	789,613	774,596
Financial derivatives	15,452	15,452	27,069	27,069
Interest receivable	53,796	53,796	73,058	73,058
Guarantee and commitment fees receivable:
LTSPCs	19,084	19,045	20,434	19,232
Farmer Mac Guaranteed Securities	33,205	37,038	36,071	41,877
Financial liabilities:
Notes payable:
Due within one year	3,268,856	3,262,856	3,773,430	3,757,099
Due after one year	1,582,664	1,535,362	944,490	887,999
Financial derivatives	123,286	123,286	181,183	181,183
Accrued interest payable	38,759	38,759	40,470	40,470
Guarantee and commitment obligation:
LTSPCs	17,744	17,706	19,058	17,856
Farmer Mac Guaranteed Securities	29,034	32,866	31,291	37,098

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as well as uncertainties regarding:

•
the ability of Farmer Mac to increase its capital in an amount and at a cost sufficient to enable it to continue to operate profitably and provide a secondary market for agricultural mortgage and rural utilities loans;

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

•	the willingness of investors to invest in Farmer Mac Guaranteed Securities;
•	the severity and duration of current economic and financial conditions generally and within the agricultural and rural utilities sectors in particular; and
•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac.

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

During second quarter 2009, Farmer Mac amended its critical accounting policy relating to other-than-temporary impairments upon the adoption of FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The existing recognition and measurement guidance related to other-than-temporary impairments of equity securities was not amended.

If the fair value of a security is less than its amortized cost basis as of the balance sheet date, Farmer Mac assesses whether the impairment is temporary or other-than-temporary.  Other-than-temporary impairment occurs when the fair value of an available-for-sale debt security is below its amortized cost, and it is determined that management (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.  In these cases, the entire difference between the amortized cost basis of the security and the fair value as of the balance sheet date is recognized as other-than-temporary impairment in earnings.

If management does not intend to sell the security and it is not more likely than not that it will be required to sell the security before anticipated recovery, Farmer Mac determines whether a credit loss exists.  Many factors considered in this determination involve significant judgment, including recent events specific to the issuer or the related industry, changes in external credit ratings, the severity and duration of the impairment, recoveries or additional declines in fair value subsequent to the balance sheet date, and other relevant information related to the collectability of the security.  If Farmer Mac determines that the present value of the cash flows likely to be collected from the security is greater than the amortized cost basis of the security, the impairment is deemed to be temporary.  Conversely, if the present value of the expected cash flows is less than the amortized cost basis of the security, a credit loss has occurred and the security is deemed to be other-than-temporarily impaired and the amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income, net of applicable taxes.

For a discussion of Farmer Mac’s critical accounting policies related to the allowance for losses and fair value measurement and the related use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Results of Operations

Overview.  Farmer Mac’s net income available to common stockholders for second quarter 2009 was $25.4 million or $2.49 per diluted common share, compared to $21.4 million or $2.13 per diluted common share for second quarter 2008.  Net income available to common stockholders for the six months ended June 30, 2009 was $58.9 million or $5.80 per diluted common share, compared to $13.2 million or $1.31 per diluted common share for the six months ended June 30, 2008.

During the three and six month periods ended June 30, 2009, Farmer Mac’s guarantee and commitment fees increased compared to the same periods in 2008 because the average level of guarantees and commitments outstanding during the quarter was higher and the average fee charged during the periods increased.  In both cases, the increases are attributable to the rural utilities business added since June 30, 2008.  For second quarter 2009, guarantee and commitment fees were $7.9 million, compared to $6.7 million for second quarter 2008 and for the six months ended June 30, 2009, guarantee and commitment fees were $15.3 million, compared to $13.3 million for the six months ended June 30, 2008.

During 2009, Farmer Mac has maintained uninterrupted access to the capital markets at favorable rates, though the Corporation’s short-term borrowing costs relative to LIBOR moved back toward their historical levels during second quarter 2009.  Toward the end of 2008 and into 2009, Farmer Mac reduced the size of its liquidity investment portfolio as it reevaluated its investment policies.  The reduced level of investment has put downward pressure on the net interest income earned from that portfolio compared to earlier periods.  For second quarter 2009, net interest income including income and expense related to financial derivatives was $10.0 million, compared to $16.3 million for second quarter 2008.  For the six months ended June 30, 2009, net interest income including income and expense related to financial derivatives was $22.8 million, compared to $32.2 million for six months ended June 30, 2008.

Farmer Mac’s overall non-performing assets remained steady during second quarter 2009 at $97.1 million (2.17 percent) compared to $96.2 million as of March 31, 2009 (2.12 percent).  Because four of Farmer Mac’s ethanol loans were transferred to real estate owned, the level of 90-day delinquencies dropped from $86.2 million (1.90 percent) as of March 31, 2009 to $42.3 million (0.95 percent) as of June 30, 2009.  As of June 30, 2009, Farmer Mac’s ethanol exposure, which includes loans, loans subject to LTSPCs and REO, was $279.1 million, with exposure to 29 different plants, and an additional $27.0 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac is not seeking to add more ethanol loan exposure to its portfolio.  See “—Risk Management—Credit Risk – Loans” for more detail about Farmer Mac’s ethanol portfolio.

The total allowance for losses was $9.3 million as of June 30, 2009 compared to $16.4 million as of December 31, 2008.  During second quarter 2009, Farmer Mac recorded a release of its allowance for losses of $6.2 million and charge-offs of $5.7 million, both primarily related to ethanol loans, compared to no release or provision for losses and charge-offs net of recoveries of $0.1 million during second quarter 2008.  During first quarter 2009, Farmer Mac recorded provisions for losses of $6.1 million and charge-offs net of recoveries of $1.2 million, both primarily related to ethanol loans, compared to no release or provision for losses and charge-offs of $39,000 during first quarter 2008.

Other than the ethanol portfolio, the loans underlying the Corporation’s guarantees and commitments continued to perform well during second quarter 2009, with delinquencies on non-ethanol loans showing slight increases, but remaining below Farmer Mac’s long-term average.  This is in part a result of the cumulative strong performance of the U.S. agricultural economy over the past several years.  However, based on the potential decline in the profitability of certain agricultural industries, Farmer Mac expects that delinquencies are likely to increase during the remainder of 2009 and beyond, although any such delinquencies and related credit losses are expected to remain within Farmer Mac’s historical experience.  See “—Results of Operations—Outlook” and “—Risk Management—Credit Risk – Loans” for more detail about the outlook for certain agricultural industries.

Farmer Mac’s 2009 results included significant gains on financial derivatives.  The second quarter gain on financial derivatives was $21.5 million, compared to a gain of $31.1 million during second quarter 2008.  For the six months ended June 30, 2009, the gain on financial derivatives was $23.2 million, compared to a loss of $10.7 million for the six months ended June 30, 2008.  Fair value gains on trading assets totaled $35,000 for second quarter 2009, compared to losses of $17.3 million for second quarter 2008.  For the six months ended June 30, 2009 the gains on trading assets totaled $31.7 million, compared to losses of $7.2 million for the six months ended June 30, 2008.  These changes in fair value for financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic earnings.  While such changes may at times produce significant income, as has been the case in 2009, they may also produce significant losses, as has been the case in previous reporting periods.  Future changes in those values cannot be reliably predicted; however, as of June 30, 2009 the cumulative fair value after-tax losses recorded on financial derivatives was $70.1 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may on its own produce either income or expense, but is expected to generate positive effective net spread when combined with the interest earned and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  This positive effective net spread will continue to build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations will have no permanent effect upon maturity.

Farmer Mac’s year-to-date 2009 results benefited from two first quarter transactions.  The first was the conversion of certain Farmer Mac Guaranteed Securities into loans and the subsequent sale of a pool of loans consisting of a portion of the loans previously underlying those securities and other loans previously classified on the balance sheet as loans.  The total principal balance of loans sold was $354.5 million.  The sale resulted in a gain of $1.6 million and a recovery of previously charged off losses of $0.8 million.  The primary purpose of the sale was to eliminate the need to hold capital in support of the loans under Farmer Mac’s statutory minimum capital requirements, thereby reducing Farmer Mac’s overall statutory minimum capital requirement by approximately $9.7 million.  The second transaction was the sale of Lehman Brothers Holdings Inc. senior debt securities that had been written down to $5.4 million as of December 31, 2008.  The sale of the securities during first quarter 2009 for $8.6 million resulted in a $3.2 million recovery of previously written off losses.  That recovery was recorded as “(Losses)/gains on sale of available-for-sale investment securities” on the condensed consolidated statements of operations.

To assist in the comparison of results to prior periods, the table below summarizes many of the significant items discussed above as they relate to Farmer Mac’s results of operations for the three and six month periods ended June 30, 2009 and 2008 and reconciles those items as separate components of net income available to common stockholders, distinct from the recurring items during the periods presented.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)
Recurring items:
Guarantee and commitment fees	$7,908	$6,659	$15,318	$13,293
Net interest income including realized gains on financial derivatives	10,141	16,660	20,300	31,877
Other income	101	662	335	1,123
Credit related charges	6,238	(38)	164	(87)
Operating costs	(7,070)	(6,683)	(14,522)	(12,874)
Related tax expense	(5,800)	(5,854)	(6,786)	(10,846)
Preferred stock dividends	(4,130)	(560)	(8,066)	(1,120)
Subtotal	7,388	10,846	6,743	21,366
Items resulting from fair value fluctuations:
Fair values changes in financial derivatives	31,288	38,748	46,280	(251)
Fair value changes in trading assets	35	(17,268)	31,660	(7,157)
Related tax (expense)/benefit	(10,964)	(7,519)	(27,280)	2,592
Subtotal	20,359	13,961	50,660	(4,816)
Other items:
Other-than-temporary impairment - credit losses	(2,292)	(5,344)	(2,373)	(5,344)
(Losses)/gains on asset sales	(300)	150	4,431	150
Related tax benefit/(expense)	230	1,818	(558)	1,818
Subtotal	(2,362)	(3,376)	1,500	(3,376)
Net income available to common stockholders	$25,385	$21,431	$58,903	$13,174

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income was $19.9 million for second quarter 2009, compared to $24.4 million for second quarter 2008.  Net interest income was $43.3 million for the six months ended June 30, 2009, compared to $42.3 million for the six months ended June 30, 2008.  The net interest yield was 176 basis points for the six months ended June 30, 2009, compared to 149 basis points for the six months ended June 30, 2008.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2009 and 2008.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average rate earned on cash and investments reflects lower short-term market rates during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The lower average rate on loans and Farmer Mac Guaranteed Securities during the six months ended June 30, 2009 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during the latter part of 2008 and 2009.

	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$1,554,738	$15,958	2.05%	$3,553,861	$76,910	4.33%
Loans and Farmer Mac
Guaranteed Securities	3,359,356	72,945	4.34%	2,108,105	62,011	5.88%
Total interest-earning assets	4,914,094	88,903	3.62%	5,661,966	138,921	4.91%

Funding:
Notes payable due within one year	3,223,496	15,144	0.94%	3,784,194	58,187	3.08%
Notes payable due after one year	1,482,193	30,418	4.10%	1,653,313	38,438	4.65%
Total interest-bearing liabilities	4,705,689	45,562	1.94%	5,437,507	96,625	3.55%
Net non-interest-bearing funding	208,405	-		224,459
Total funding	$4,914,094	45,562	1.85%	$5,661,966	96,625	3.41%
Net interest income/yield		$43,341	1.76%		$42,296	1.49%

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

	For the Six Months Ended June 30, 2009
	Compared to the Six Months Ended
	June 30, 2008
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(29,445)	$(31,507)	$(60,952)
Loans and Farmer Mac Guaranteed Securities	(19,185)	30,119	10,934
Total	(48,630)	(1,388)	(50,018)
Expense from interest-bearing liabilities	(39,409)	(11,654)	(51,063)
Change in net interest income	$(9,221)	$10,266	$1,045

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

Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives.  For the three months ended June 30, 2009, this resulted in an increase of the net interest yield of $9.9 million (83 basis points), compared to an increase of the net interest yield of $8.1 million (55 basis points) for the three months ended June 30, 2008.  For the six months ended June 30, 2009, this resulted in an increase of the net interest yield of $20.5 million (84 basis points), compared to an increase of the net interest yield of $10.1 million (36 basis points) for the six months ended June 30, 2008.

Farmer Mac’s net interest income and  net interest yields for the three months ended June 30, 2009 and 2008 included the benefits of yield maintenance payments of $0.1 million (1 basis point) and $1.5 million (10 basis points), respectively.  The net interest yields for the six months ended June 30, 2009 and 2008 included the benefits of yield maintenance payments of $0.4 million (2 basis points) and $2.9 million (10 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  As these figures demonstrate, the amounts of these payments, which are largely the result of borrower refinancing, were greatly reduced in 2009 compared to 2008.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Net interest income/yield	$19,901	1.66%	$24,358	1.66%	$43,341	1.76%	$42,296	1.49%
Expense related to financial derivatives	(9,937)	-0.83%	(8,065)	-0.55%	(20,525)	-0.84%	(10,120)	-0.36%
Yield maintenance payments	(108)	-0.01%	(1,515)	-0.10%	(372)	-0.02%	(2,912)	-0.10%
Net spread	$9,856	0.82%	$14,778	1.01%	$22,444	0.90%	$29,264	1.03%

Provision for Loan Losses.  During second quarter 2009, Farmer Mac recorded a release of its allowance for loan losses of $5.7 million, compared to provisions of $3.5 million in first quarter 2009 and no release or provision in the same periods for 2008.  The provisions for loan losses in 2009 were largely attributable to defaulted ethanol loans previously purchased from AgStar Financial Services, a related party, pursuant to the terms of an LTSPC agreement. As of June 30, 2009, Farmer Mac's total allowance for loan losses was $1.8 million, compared to $10.9 million as of December 31, 2008. See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $7.9 million for second quarter 2009 and $15.3 million for the six months ended June 30, 2009, compared to $6.7 million and $13.3 million, respectively, for the same periods in 2008.  As noted above, Farmer Mac’s guarantee and commitment fees increased in 2009 both because the average level of guarantees and commitments outstanding and the average fees charged have increased.  In both cases, the increases are attributable to the rural utilities business added since June 30, 2008.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting available under SFAS 133.  The net effect of gains and losses on financial derivatives for the three and six months ended June 30, 2009 was net gains of $21.5 million and $23.2 million, compared to net gains of $31.1 million and net losses of $10.7 million, respectively, for the same periods in 2008.   The components of gains and losses on financial derivatives for the three and six months ended June 30, 2009 and 2008 are summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)

Realized:
Expense related to financial derivatives	$(9,937)	$(8,065)	$(20,525)	$(10,120)
Gains/(losses) due to terminations or net settlements	255	490	(2,378)	(65)
Unrealized gains/(losses) due to fair value changes	31,287	38,748	46,280	(251)
Amortization of SFAS 133 transition adjustment	(77)	(123)	(138)	(234)
Gains/(losses) on financial derivatives	$21,528	$31,050	$23,239	$(10,670)

The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap contracts is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on mortgage-backed securities and the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in market interest rates.  The amortization of the SFAS 133 transition adjustment reflects the reclassification into earnings of the unrealized losses on financial derivatives included in accumulated other comprehensive (loss)/income as a result of the adoption of SFAS 133.  The remaining SFAS 133 transition adjustment of $0.1 million will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

Gains on Trading Assets.  During the three and six months ended June 30, 2009, Farmer Mac recognized gains on trading assets of $35,000 and $31.7 million, respectively, compared to losses of $17.3 million and $7.2 million, respectively, for the same periods in 2008.  Gains on trading assets are discussed further in Note 7 to the condensed consolidated financial statements.  During first quarter 2009, Farmer Mac changed the inputs to its discounted cash flow model used to estimate the fair value of its investments in thinly traded GSE preferred stock.  The benchmark securities previously used to derive credit spreads for estimates of fair value as of September 30, 2008 and December 31, 2008 were preferred stock issued by large national financial institutions.  The preferred stock securities of these large financial institutions experienced significant volatility during first quarter 2009 due to changes in the credit quality of the issuers and the market expectations regarding projected cash flows for the securities.  The change in the market expectations of projected future cash flows for those securities was inconsistent with the Farm Credit System preferred stock owned by Farmer Mac.  Had Farmer Mac estimated the fair value of the Farm Credit System preferred stock as of December 31, 2008 using the new methodology in place as of June 30, 2009, the fair values of those securities would have been $175.0 million, an increase of approximately $13.4 million from the estimated fair value of $161.6 million as of December 31, 2008.

Gains on Sale of Available-for-Sale Investment Securities.  During the three and six months ended June 30, 2009, Farmer Mac realized losses of $0.3 million and gains of $2.9 million, respectively, from the sale of securities from its available-for-sale portfolio, compared to gains of $0.2 million and $0.2 million, respectively, for the same periods in 2008.  The gain in 2009 was primarily attributable to Farmer Mac’s sale of all of its remaining investment in Lehman Brothers Holdings, Inc. senior debt securities as to which the Corporation had recorded $54.5 million in other-than-temporary impairment losses during 2008.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $3.0 million for second quarter 2009 and $5.9 million for the six months ended June 30, 2009, compared to $2.2 million and $4.3 million, respectively, for the same periods in 2008.  The increases in those expenses were largely attributable to legal and consulting fees related to the development of Farmer Mac programs and related transactions.

Regulatory Fees.  Regulatory fees for the three and six months ended June 30, 2009 were $0.5 million and $1.0 million, respectively, compared to $0.5 million and $1.0 million, respectively, for the same periods in 2008.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2009 will be $2.1 million, compared to $2.1 million for the federal fiscal year ended September 30, 2008.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Provision for Losses.  During the three and six months ended June 30, 2009, Farmer Mac recorded a release of $0.5 million and provisions of $2.0 million, respectively, for losses related to its guarantee activities and LTSPCs, compared to no such release or provision in the same periods in 2008.  As of June 30, 2009, Farmer Mac’s total reserve for losses was $7.5 million, compared to $5.5 million as of December 31, 2008.

Income Tax Expense.  Income tax expense totaled $16.5 million and $34.6 million for the three and six months ended June 30, 2009, respectively, compared to $11.6 million and $6.4 million, respectively, for the same periods in 2008.  Farmer Mac’s effective tax rates for the three and six months ended June 30, 2009 were approximately 35.9 percent and 34.0 percent, respectively, compared to approximately 34.4 percent and 31.0 percent, respectively, for the same periods in 2008.

Business Volume.  During second quarter 2009, Farmer Mac added $1.1 billion of new program volume in the form of:

•	purchases of $37.9 million of Farmer Mac I loans;
•	the placement of $22.7 million of Farmer Mac I loans under LTSPCs;
•	purchases of $96.3 million of Farmer Mac II USDA-guaranteed portions of loans; and
•	purchases of $900.0 million of Farmer Mac Guaranteed Securities – Rural Utilities.

This new business volume was partially offset by principal paydowns on outstanding loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Farmer Mac’s outstanding program volume was $10.4 billion as of June 30, 2009.  In May 2009, Farmer Mac entered into a note purchase agreement with National Rural for the guarantee and purchase of up to $1.0 billion additional notes representing general obligations of National Rural and secured by eligible rural utilities loans in an amount at least equal to the total principal amount of notes outstanding.  The terms of this borrowing facility are similar to two previous $500.0 million facilities initially described in Farmer Mac’s Current Report on Form 8-K filed on December 19, 2008 and then subsequent periodic filings with the SEC.  As with the two previous facilities, National Rural will be required to purchase shares of Farmer Mac’s Series C Preferred Stock in an amount sufficient to maintain a balance at all times that is at least equal to 4.0 percent of the principal amount of the notes outstanding under the new facility.  No secured notes were purchased from National Rural under the new facility during second quarter 2009.  During third quarter 2009, Farmer Mac agreed to purchase at least $425.0 million of secured notes under the facility before the end of August 2009, which will result in the purchase of an additional $17.0 million of Series C Preferred Stock by National Rural.

The following table sets forth Farmer Mac’s loan purchase, guarantee, and commitment activities for newly originated and current seasoned loans during the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)
Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$37,900	$53,838	$67,714	$91,306
LTSPCs	22,717	116,472	88,437	169,753
AgVantage	-	-	-	-
Farmer Mac II Guaranteed Securities	96,322	79,700	175,377	132,814
Farmer Mac Guaranteed Securities -
Rural Utilities	900,000	1,330,676	1,170,000	1,330,676
Total purchases, guarantees and commitments	$1,056,939	$1,580,686	$1,501,528	$1,724,549

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during each of second quarter 2009 and second quarter 2008 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2009 and second quarter 2008, 77 percent and 73 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.2 years and 15.3 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2009 and second quarter 2008 was 2.3 years and 28.7 years, respectively.

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

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$37,900	$53,838	$67,714	$91,306

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	-	-	-	304

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	-	-	2,216	859

Defaulted loans purchased underlying LTSPCs	572	26	3,386	26

Total loan purchases	$38,472	$53,864	$73,316	$92,495

Outlook.  During second quarter 2009, the disruptions in the capital markets that began in 2008 and led to a sharp downturn in the national economy began to ease.  While Farmer Mac’s medium-term note issuance was somewhat limited by market conditions near the end of 2008, during 2009 Farmer Mac has regularly issued medium-term notes, with maturities ranging from one to fifteen years.  For several quarters prior to second quarter 2009, Farmer Mac had been able to issue shorter term discount notes at historically wide spreads below LIBOR as investors sought safety in the debt of the U.S. government and GSEs.  Those spreads began moving back toward historical levels during second quarter 2009, primarily as a result of improved investor confidence in non-GSE issuers.  These movements in spreads resulted in reduced net interest income during 2009, which may continue for the remainder of 2009.

To date in 2009, conditions in the agricultural sector have continued to be more stable than the national economy in general, but the sector is not insulated from the effects of the economic downturn.  The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions and, in fact, often compete with one another.  While some industries continue to prosper, others, such as ethanol producers and the protein sector (i.e., cattle, poultry and pork producers) are being pressured by falling prices for their products and elevated input costs.  In recent months, the pressure on the ethanol industry has moderated somewhat as the cost of corn, the primary input, has decreased, and the price of ethanol has risen.  The dairy sector continues to experience operating losses due to oversupply and the worldwide economic slowdown, and significant portions of California and Texas are facing issues related to persistent drought.  Farmer Mac will continue to monitor closely developments in those industries and areas experiencing stress, but anticipates that loan problems in those industries and areas are likely to increase throughout 2009, which could lead to higher delinquencies, provisions for losses and charge-offs, although any such credit issues are expected to remain within Farmer Mac’s historical experience.

With respect to the agricultural operating and lending markets, recent farmland sales have not reflected the level of buyer confidence that has been evident over the past several years, as farm real estate values appear slightly lower in most U.S. agricultural regions.  Farm input costs and current commodity prices have significantly squeezed profits and the related demand for farmland, especially in the protein sector and stressed irrigation water areas.  Additionally, non-farmer investors who bought farmland during the past several years contributed to the rise in farm real estate values over that time, and these farmland buyers are notably fewer under current economic and market conditions.  Based on these factors, Farmer Mac does not expect the rapid farm real estate value appreciation of the past several years to continue in the near term.

Farmer Mac foresees opportunities for business growth in the rural utilities segment, a new area for Farmer Mac as a result of the legislative expansion of its charter in May 2008.  Farmer Mac’s expansion into the rural utilities sector has led to $1.8 billion of Farmer Mac Guaranteed Securities – Rural Utilites outstanding as of June 30, 2009. That business has been largely concentrated in the extension of credit to National Rural in the form of notes representing general obligations of National Rural and secured by eligible rural utilities loans in an amount at least equal to the total principal amount of notes outstanding.  For more information about those obligations, which are similar in structure to AgVantage securities issued under the Farmer Mac I program, see “—Risk Management—Credit Risk – Institutional.”  For more information about the rural utilities industry and Farmer Mac’s business prospects in that area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook for 2009” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Balance Sheet Review

Assets.  Total assets as of June 30, 2009 were $5.3 billion, compared to $5.1 billion as of December 31, 2008.  That increase is a result of Farmer Mac’s on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) increasing $443.2 million to a total of $3.7 billion and non-program assets decreasing $227.9 million to $1.7 billion as of June 30, 2009.  The increase in program assets was largely a result of the purchase of Farmer Mac Guaranteed Securities – Rural Utilities, partially offset by the first quarter 2009 sale of $354.5 million of loans and ongoing borrower paydowns of loans and loans underlying Farmer Mac Guaranteed Securities.

As of June 30, 2009, Farmer Mac had $362.9 million of cash and cash equivalents compared to $278.4 million as of December 31, 2008.  As of June 30, 2009, Farmer Mac had $1.0 billion of investment securities compared to $1.2 billion as of December 31, 2008.

The following table summarizes Farmer Mac’s $1.0 billion of investment securities and the unrealized gains and losses as of June 30, 2009.

	June 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(5,384)	$68,716
Floating rate asset-backed securities	70,394	14	(288)	70,120
Floating rate corporate debt securities	349,645	-	(13,991)	335,654
Floating rate Government/GSE guaranteed mortgage-backed securities	301,644	235	(2,613)	299,266
Fixed rate GSE guaranteed mortgage-backed securities	6,812	235	-	7,047
Floating rate GSE subordinated debt	70,000	-	(15,813)	54,187
Floating rate GSE preferred stock	700	850	-	1,550
Total available-for-sale	873,295	1,334	(38,089)	836,540
Trading:
Floating rate asset-backed securities	7,022	-	(5,085)	1,937
Fixed rate GSE preferred stock	179,898	3,602	-	183,500
Total trading	186,920	3,602	(5,085)	185,437
Total investment securities	$1,060,215	$4,936	$(43,174)	$1,021,977

The unrealized losses on the investment securities classified as trading have been recognized in retained earnings and, as such, reduced Farmer Mac’s core capital for regulatory compliance purposes.  The unrealized losses on available-for-sale investment securities are recorded to “Accumulated other comprehensive loss” in the equity section of Farmer Mac’s condensed consolidated balance sheets.  Accumulated other comprehensive loss is not a component of Farmer Mac’s core capital for regulatory capital compliance purposes.  Therefore, such losses do not impact Farmer Mac’s regulatory capital compliance measures.  If such losses were realized, either through sale or determination that the unrealized losses were other-than-temporary, Farmer Mac’s regulatory capital compliance measures would be affected as such items would be recorded through retained earnings, which is a component of Farmer Mac’s core capital for regulatory capital compliance purposes.

As shown in the table above, unrealized losses on the investment securities are concentrated in two categories:  floating rate corporate debt securities and floating rate GSE subordinated debt securities.  The GSE subordinated debt securities are investments in CoBank, ACB, an institution of the Farm Credit System, a government-sponsored enterprise.  The floating rate corporate debt securities with unrealized losses, the issuers of which are primarily financial institutions, are summarized in the following table as of June 30, 2009:

	June 30, 2009
	Amortized	Unrealized	Fair	S&P Credit
	Cost	Losses	Value	Rating	Maturity
	(in thousands)

HSBC Finance	$49,907	$(4,868)	$45,039	A	Various through July 2012
Merrill Lynch & Co., Inc. (1)	49,989	(4,145)	45,844	A	November 2011
Goldman Sachs	61,730	(2,669)	59,061	A	February 2012
Morgan Stanley	34,943	(785)	34,158	A	Various through January 2011
Credit Suisse USA Inc.	35,000	(673)	34,327	A+	Various through August 2011
Wachovia Corp. (2)	9,948	(450)	9,498	AA-	October 2011
Wells Fargo & Co.	8,576	(187)	8,389	AA-	January 2011
American Express Credit Corp.	15,536	(87)	15,449	BBB+	Various through December 2009
John Deere Capital Corp	20,000	(85)	19,915	A	July 2010
Bear Stearns Cos. LLC (3)	25,000	(37)	24,963	A+	May 2010
Aleutian Investments LLC (4)	5,000	(5)	4,995	A	April 2010
CIT Group Inc. (5)	34,016	-	34,016	BB-	August 2009
	$349,645	$(13,991)	$335,654

(1)	Merrill Lynch & Co., Inc. was acquired by Bank of America in January 2009.
(2)	Wachovia Corp. was acquired by Wells Fargo in January 2009.
(3)	Bear Stearns Cos. LLC was acquired by JPMorgan in 2008. $20.0 million of the Bear Stearns corporate debt securities was sold in August 2009 at a price of 100.03% of par.
(4)	Aleutian Investments LLC's credit rating was downgraded by Moody's rating agency in July 2009 from Ba3 to Caa2.
(5)	CIT Group Inc. corporate debt securities were sold in July 2009 at a price of 94.55% of par.

Farmer Mac continues to evaluate the inherent risks of holding each of the investment securities in an unrealized loss position.  That evaluation includes the assessment of the potential losses that could be realized (including other-than-temporary impairment charges), the likelihood of recovery (including an evaluation of the time to maturity and likelihood of repayment), the impact of recent and planned interventions by several governments and their agencies to support financial institutions, as well as the adequacy of Farmer Mac’s core capital to absorb a realized loss on the sale of a security.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.  Management will continue to evaluate each of these investment positions in light of the inherent risks and Farmer Mac’s capital position.

Liabilities.  Consistent with the net increase in total assets of $215.4 million during the six months ended June 30, 2009, total liabilities increased $91.4 million and stockholder’s equity increased $124.0 million during the same period.  The increase in liabilities was primarily due to additional funding used to acquire additional program assets.

Capital.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of June 30, 2009.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test.  As of June 30, 2009, Farmer Mac’s core capital totaled $296.1 million and exceeded its statutory minimum capital requirement of $196.2 million by $99.9 million.  As of December 31, 2008, Farmer Mac’s core capital totaled $207.0 million and exceeded its statutory minimum capital requirement of $193.5 million by $13.5 million.  As of June 30, 2009, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $50.2 million.  Farmer Mac’s regulatory capital of $305.4 million exceeded that amount by approximately $255.2 million.  Accumulated other comprehensive loss is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is currently evaluating its capital position and structure with respect to its statutory and regulatory capital requirements and prospective business opportunities.  In addition to the ongoing issuance of its Series C Preferred Stock, in conjunction with the placement of pools of loans in excess of $20.0 million into a Farmer Mac program, the Corporation is exploring other potential strategies to strengthen Farmer Mac’s capital position.  The strategies under consideration include offerings of common or preferred equity securities by Farmer Mac or a subsidiary of Farmer Mac and/or one or more offerings of trust securities that could be supported primarily by the cash flows from selected Farmer Mac program assets.  Strengthening Farmer Mac’s capital position would provide greater assurance of Farmer Mac’s continued compliance with statutory and regulatory capital requirements and ability to accomplish its Congressional mission.

Off-Balance Sheet Program Activities

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through each of the Farmer Mac I, Farmer Mac II and Rural Utilities programs; and (2) LTSPCs, which are available only through the Farmer Mac I and Rural Utilities programs.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  See Note 5 to the condensed consolidated financial statements for further information regarding Farmer Mac’s off-balance sheet program activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes it has little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of June 30, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of June 30, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

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

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with SFAS 5 and SFAS 114.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.  Management believes that this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with SFAS 5 and SFAS 114.

The following table summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(in thousands)

Allowance for loan losses	$1,810	$10,929
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	-	869
Off-balance sheet Farmer Mac I Guaranteed Securities	1,703	535
LTSPCs	5,793	4,102
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$9,306	$16,435

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2009 and 2008:

	June 30, 2009			June 30, 2008
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning balance	$13,228	$8,025	$21,253	$1,651	$2,197	$3,848
Provision/(recovery) for losses	(5,693)	(529)	(6,222)	-	-	-
Charge-offs	(5,725)	-	(5,725)	(69)	-	(69)
Recoveries	-	-	-	10	-	10
Ending balance	$1,810	$7,496	$9,306	$1,592	$2,197	$3,789

For the Six Months Ended:
Beginning balance	$10,929	$5,506	$16,435	$1,690	$2,197	$3,887
Provision/(recovery) for losses	(2,159)	1,990	(169)	-	-	-
Charge-offs	(7,725)	-	(7,725)	(108)	-	(108)
Recoveries	765	-	765	10	-	10
Ending balance	$1,810	$7,496	$9,306	$1,592	$2,197	$3,789

During the three and six months ended June 30, 2009, Farmer Mac recorded releases of its allowance for losses of $6.2 million and $0.2 million, respectively, compared to no release or provision for the same periods in 2008.  Farmer Mac recorded $5.7 million and $7.7 million of charge-offs in the three and six months ended June 30, 2009, respectively, against the allowance for losses, and $0.1 million of charge-offs for both of the same periods in 2008.  Farmer Mac recorded no recoveries in the three months ended June 30, 2009 and $0.8 million in recoveries in the six months ended June 30, 2009, compared to $10,000 for both of the same periods in 2008.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in second quarter 2009 or second quarter 2008.  As of June 30, 2009, Farmer Mac’s allowance for losses totaled $9.3 million, or 21 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $16.4 million or 33 basis points as of December 31, 2008.

As of June 30, 2009, Farmer Mac’s 90-day delinquencies were $42.3 million (0.95 percent), compared to $5.2 million (0.11 percent) as of June 30, 2008.  Ethanol loans comprised $18.8 million of the 90-day delinquencies as of June 30, 2009.  Other than the ethanol portfolio, the loans underlying the Corporation’s guarantees and commitments continued to perform well during second quarter 2009, with delinquencies on non-ethanol loans remaining below Farmer Mac’s historical average, consistent with the strength of the U.S. agricultural economy over the past several years.  As of June 30, 2009, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans.  As of June 30, 2009, Farmer Mac’s non-performing assets totaled $97.1 million (2.17 percent), compared to $28.2 million (0.57 percent) as of June 30, 2008.  Ethanol loans comprised $59.7 million of non-performing assets as of June 30, 2009.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

As of June 30, 2009, Farmer Mac’s ethanol exposure, which includes loans, loans subject to LTSPCs and REO, was $279.1 million on 29 different plants, with an additional $27.0 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac is not seeking to add more ethanol loan exposure to its portfolio.  During fourth quarter 2008, VeraSun Energy Corporation and its subsidiaries filed for Chapter 11 bankruptcy.  VeraSun’s subsidiaries operated four ethanol plants that, as of March 31, 2009, secured $43.9 million of outstanding loan participations in Farmer Mac’s portfolio, with the largest single exposure to any one plant of $12.4 million.  As of March 31, 2009, Farmer Mac classified its outstanding loan participations as “Loans held for investment” on the condensed consolidated balance sheets and a specific allowance of $12.1 million was included in the “Allowance for loan losses,” which brought the net carrying value to $31.8 million.

In April 2009, the lending groups that include Farmer Mac formed limited liability companies (“LLCs”) through which the lending groups acquired the four ethanol plants as part of the VeraSun bankruptcy proceedings, with the lender credit bid prevailing at the bankruptcy auction.  The lender groups are in the process of selling the four ethanol plants.  Subsequent to June 30, 2009, one of the ethanol plants was sold, and the lender groups signed agreements for the sale of two of the plants.  Negotiations are currently underway for the sale of the remaining plant.  Although the terms of sale and the participants in the lending group vary among each of the four ethanol plants, in each case the lending group is providing a significant portion of the financing to the purchasers.

As of June 30, 2009, Farmer Mac classified its ownership interest in the ethanol plants as “Real estate owned” on the condensed consolidated balance sheets and recorded its investment at the estimated net realizable value of $41.0 million, which is the estimated fair value of the ethanol plants less anticipated selling costs.  Farmer Mac considered many factors in determining its best estimate of fair value, including sales price and financing terms, collectability of the sales price, credit standing and risk of loss of the purchaser, operating capacity of the plants and adequacy of cash flow projections, and an independent third-party appraisal.  Due to the distressed nature of the bankruptcy auction in April 2009, Farmer Mac ultimately concluded that the sales prices negotiated in third quarter 2009 were the best evidence of the fair values of the REO properties as of the date of acquisition of the REO properties.  Those fair values resulted in charge-offs of $5.7 million and the release of the remaining $6.3 million of the specific allowance outstanding as of March 31, 2009.  While Farmer Mac believes there are no probable losses inherent in the loans made to finance the REO sales at this point in time, future operating performance of the facilities, fluctuations in corn and ethanol prices, along with other factors, may result in future provisions for losses and charge-offs on those loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2009	$4,471,567	$97,123	2.17%	$54,816	$42,307	0.95%
March 31, 2009	4,530,892	96,175	2.12%	9,941	86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%
September 30, 2008	4,989,755	32,883	0.66%	21,402	11,481	0.23%
June 30, 2008	4,937,870	28,230	0.57%	23,060	5,170	0.11%
March 31, 2008	4,933,720	31,640	0.64%	20,666	10,974	0.22%
December 31, 2007	5,063,164	31,924	0.63%	21,340	10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%
June 30, 2007	4,904,592	37,225	0.76%	22,462	14,763	0.30%
March 31, 2007	4,905,244	50,026	1.02%	21,685	28,341	0.58%

(1) Excludes loans underlying AgVantage securities.

As of June 30, 2009, Farmer Mac individually analyzed $112.1 million of its $152.8 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $40.7 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  As of June 30, 2009, Farmer Mac had recorded specific allowances of $1.5 million for under-collateralized assets. Farmer Mac’s non-specific or general allowances were $7.8 million as of June 30, 2009.

As of June 30, 2009, the weighted-average original loan-to-value ratio (“LTV”) for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 50.6 percent, and the weighted-average original LTV for all non-performing assets was 54.9 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of June 30, 2009 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of June 30, 2009
	Distribution of
	Outstanding	Outstanding
	Loans,	Loans,	Non-	Non-
	Guarantees,	Guarantees,	performing	performing
	LTSPCs and REO	LTSPCs and REO (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	9%	$371,215	$6,262	1.69%
1997	3%	139,908	1,775	1.27%
1998	4%	199,843	4,393	2.20%
1999	6%	268,282	3,516	1.31%
2000	3%	134,241	1,864	1.39%
2001	6%	259,953	1,467	0.56%
2002	8%	353,917	3,162	0.89%
2003	9%	391,684	3,438	0.88%
2004	7%	313,872	523	0.17%
2005	10%	459,575	650	0.14%
2006	13%	547,062	38,511	7.04%
2007	10%	461,100	16,904	3.67%
2008	10%	466,550	6,836	1.47%
2009	2%	104,365	7,822	7.49%
Total	100%	$4,471,567	$97,123	2.17%

By geographic region (3):
Northwest	15%	$659,740	$34,011	5.16%
Southwest	39%	1,749,776	6,413	0.37%
Mid-North	22%	971,769	46,394	4.77%
Mid-South	12%	547,930	3,527	0.64%
Northeast	8%	358,712	2,983	0.83%
Southeast	4%	183,640	3,795	2.07%
Total	100%	$4,471,567	$97,123	2.17%

By commodity/collateral type:
Crops	38%	$1,698,856	$14,914	0.88%
Permanent plantings	19%	862,418	10,376	1.20%
Livestock	28%	1,246,374	7,843	0.63%
Part-time farm/rural housing	7%	333,229	4,270	1.28%
Ag storage and processing
(including ethanol facilities)	7%	301,412	59,720	19.81%
Other	1%	29,278	-	0.00%
Total	100%	$4,471,567	$97,123	2.17%

(1)	Excludes loans underlying AgVantage securities.
(2)
Includes loans 90 days or more past due, in foreclosure, restructured after delinquency, in bankruptcy(including loans performing under either their original loan terms or a court-approved bankruptcy plan), and real estate owned.

(3)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI,NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of June 30, 2009, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
	Cumulative Original		Cumulative	Cumulative
	Loans, Guarantees		Net Credit	Loss
	and LTSPCs (1)		Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,322,004		$1,593	0.05%
1997	717,213		2,493	0.35%
1998	1,088,183		3,885	0.36%
1999	1,088,879		1,291	0.12%
2000	700,495		2,285	0.33%
2001	998,743		45	0.00%
2002	1,025,834		-	0.00%
2003	840,781		-	0.00%
2004	622,903		-	0.00%
2005	749,392		114	0.02%
2006	748,313		9,912	1.32%
2007	547,172		-	0.00%
2008	506,637		1,821	0.36%
2009	109,544		1,193	1.09%
Total	$13,066,093		$24,632	0.19%

By geographic region (2):
Northwest	$2,459,180		$10,541	0.43%
Southwest	5,151,849		5,978	0.12%
Mid-North	2,285,072		8,132	0.36%
Mid-South	1,263,904		(314)	-0.02%
Northeast	994,744		66	0.01%
Southeast	911,344		229	0.03%
Total	$13,066,093		$24,632	0.19%

By commodity/collateral type:
Crops	$5,361,435		$559	0.01%
Permanent plantings	2,942,497		9,350	0.32%
Livestock	3,339,448		2,676	0.08%
Part-time farm/rural housing	883,278		322	0.04%
Ag storage and processing
(including ethanol facilities)	400,771	(3)	11,725	2.93%
Other	138,664		-	0.00%
Total	$13,066,093		$24,632	0.19%
(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY);Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are forfacilities under construction, and as of June 30, 2009, approximately $27.0 million of the loans were not yet disbursed by the lender.

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

This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings as well as storage and processing loans, which include Farmer Mac’s exposure to loans on ethanol plants.  Most of the loans classified as permanent plantings do not receive significant government support and are therefore more susceptible to adverse commodity-specific economic trends, while the collateral for storage and processing loans is typically highly improved and specialized.  Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac’s ability to meet the financing needs of all commodity groups.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook.”

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

AgVantage securities are general obligations of the AgVantage issuers and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollaterization also required for Farmer Mac I AgVantage securities. In those transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For a more detailed description of AgVantage securities, see “Business—Farmer Mac Programs—Farmer Mac I—AgVantage Securities” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $46.8 million and $53.3 million as of June 30, 2009 and December 31, 2008, respectively.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by National Rural and held by Farmer Mac totaled $1.4 billion as of June 30, 2009, compared to $0.6 billion as of December 31, 2008.  In addition, outstanding off-balance sheet AgVantage Farmer Mac I Guaranteed Securities totaled $2.9 billion as of both June 30, 2009 and December 31, 2008.  The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
Counterparty	Balance	S&P Rating for Unsecured Debt	Required Collateralization	Balance	S&P Rating for Unsecured Debt	Required Collateralization
	(dollars in thousands)

Metlife	$2,500,000	AA-	103%	$2,500,000	AA	103%
National Rural (1)	1,400,000	A	100%	630,000	A	100%
M&I Bank	475,000	BBB	106%	475,000	A	106%
Other (2)	16,800	NA	(3)	23,300	NA	(3)
Total outstanding	$4,391,800			$3,628,300

(1)	National Rural's credit rating was downgraded by the Fitch rating agency in July 2009 from A+ to A for secured debt and from A to A- for unsecured debt.
(2)	Consists of AgVantage securities issued by 6 and 7 different issuers as of June 30, 2009 and December 31, 2008, respectively.
(3)	Ranges from 111% to 120%.

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

Credit Risk – Other Investments.  As of June 30, 2009, Farmer Mac had $362.9 million of cash and cash equivalents and $1.0 billion of investment securities.  The management of the credit risk inherent in these investments is governed by regulations promulgated by the FCA found at 12 C.F.R. §§ 652.1-652.45 (the “Investment Regulations”), which include dollar amount, issuer concentration, and credit quality limitations, as well as by Farmer Mac’s own policies.  In general, these regulations and policies require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization (“NRSRO”).  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  There are limited exceptions where a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in money market funds are further limited to those funds that are holding only instruments approved for direct purchase by Farmer Mac.

FCA’s Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to reduce exposure to any one counterparty.  Farmer Mac’s total credit exposure to any single issuer of securities or uncollateralized financial derivatives is limited to the greater of 25 percent of the Corporation’s regulatory capital or $25.0 million (as of June 30, 2009, 25 percent of Farmer Mac’s regulatory capital was $76.3 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of June 30, 2009, 23 percent of the outstanding balance of retained Farmer Mac I Guaranteed Securities had yield maintenance provisions and 4 percent had other forms of prepayment protection (together covering 52 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in second quarter 2009, 3 percent had yield maintenance or other forms of prepayment protection.  As of June 30, 2009, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 3 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in second quarter 2009, 5 percent contained various forms of prepayment penalties.

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

Farmer Mac’s cash equivalents mature within three months and are funded with discount notes having similar maturities.  As of June 30, 2009, $831.4 million of the $1.0 billion of investment securities (81 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of June 30, 2009 and December 31, 2008 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.  During the first half of 2009, Farmer Mac’s interest rate sensitivity increased somewhat due primarily to higher interest rates and a steeper yield curve as well as changes to the Corporation’s balance sheet.

	Percentage Change in MVE from
	Base Case
Interest Rate	June 30,	December 31,
Scenario	2009	2008
+ 300 bp	-27.7%	-10.4%
+ 200 bp	-16.5%	-2.1%
+ 100 bp	-6.6%	3.7%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

* As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions or all of this curve.

As of June 30, 2009, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 1.3 months, compared to minus 2.4 months as of December 31, 2008.  Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

As of June 30, 2009, a parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 10.2 percent, while a parallel decrease of 25 basis points would have decreased NII by 6.2 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of June 30, 2009, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of June 30, 2009, Farmer Mac had $4.6 billion combined notional amount of interest rate swaps, with terms ranging from one to fifteen years, of which $1.3 billion were pay-fixed interest rate swaps, $3.0 billion were receive-fixed interest rate swaps, and $0.3 billion were basis swaps.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout second quarter 2009.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and targets 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 187 days of liquidity in the second quarter 2009 and had 176 days of liquidity as of June 30, 2009.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $4.8 billion was outstanding as of June 30, 2009), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

Liquidity.  The funding and liquidity needs of Farmer Mac’s business are driven by the purchase of loans, USDA-guaranteed portions and Farmer Mac Guaranteed Securities; the maturities of and interest payments on Farmer Mac’s discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac’s primary sources of funds to meet these needs are:

•	principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities, and LTSPCs;
•	principal and interest payments received from investment securities; and
•	the issuance of new discount notes and medium-term notes.

Farmer Mac’s short term borrowing costs have remained at favorable levels despite continued market volatility.  Through September 2008, Farmer Mac historically used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed-rate funding.  While the swap market may have provided favorable effectively fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and other LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would be exposed to a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and other LIBOR-based floating rate assets.  Further, the widespread use of pay-fixed interest rate swaps subjected the Corporation’s regulatory capital surplus to the potential adverse effects of a downward move in the fair values of those interest rate swaps.  Such a downward move was seen in the third and fourth quarters of 2008.  Since September 2008, Farmer Mac has been systematically entering into offsetting interest rate swaps, receive-fixed swaps, to counteract the fair value movements of previously-exiting swaps.  These transactions dampen the susceptibility of Farmer Mac’s regulatory capital surplus to fair value movements of its financial derivatives.

Farmer Mac maintains cash, cash equivalents (including short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  As of June 30, 2009, these assets consisted of: $362.9 million of cash and cash equivalents; $545.5 million of securities issued or guaranteed by GSEs or the U.S. Government and its agencies; $140.8 million of asset-backed securities (mainly backed by Government guaranteed student loans); and $335.7 million of corporate debt securities issued primarily by financial institutions.  None of Farmer Mac’s asset-backed securities were backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

As described above in “—Balance Sheet Review,” due to continued market turmoil and general widening of corporate debt spreads, many of the corporate debt securities owned by Farmer Mac are in unrealized loss positions.  If Farmer Mac needed to access those securities as a source of liquidity, Farmer Mac would realize losses in earnings and reductions to its core capital equal to amounts currently accounted for as unrealized losses in accumulated other comprehensive income, which is not a component of Farmer Mac’s core capital for statutory and regulatory compliance purposes.  Currently, Farmer Mac does not foresee the need to sell those securities as a source of liquidity.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process or at formula-based floating rates in the event of a failed auction.  Farmer Mac held $68.7 million of ARCs as of June 30, 2009, compared to $178.6 million as of December 31, 2008.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time and the interest rates on the ARCs have been set pursuant to the formulas set forth in the related transaction documents.  Farmer Mac continues to believe that the credit quality of these securities is high, based on that guarantee and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called or repurchased during the next two years.  Due to the absence of an active auction market or other market trading in ARCs, during first quarter 2008 Farmer Mac transferred all of its ARCs from Level 2 to Level 3.  On October 31, 2008, Farmer Mac accepted an offer of Auction Rate Securities Rights, Series B-2 from UBS AG related to $119.9 million of the ARCs in Farmer Mac’s investment portfolio.  Farmer Mac exercised those rights during first quarter 2009 and sold the ARCs to UBS for $119.9 million.  As of June 30, 2009, Farmer Mac’s carrying value of its remaining ARCs was 92.7 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

As of June 30, 2009 and December 31, 2008, Farmer Mac had a remaining investment of $6.9 million and $17.3 million, respectively, in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  Farmer Mac has classified its unsettled trades with the Fund as “Prepaid expenses and other assets” on the condensed consolidated balance sheets.  In September 2008, Farmer Mac delivered a timely redemption request to redeem its entire investment in the Fund, but its confirmed redemption request was not honored.  On February 26, 2009, the Fund announced its decision to set aside $3.5 billion in a special reserve to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the Fund.  As part of that announcement, the Fund indicated that it planned to continue to make interim distributions up to $0.9172 per share.  On May 5, 2009, the SEC filed a civil injunctive action charging the entities and individuals who operate the Fund with several counts of securities fraud for failing to disclose key material information to the Fund’s investors, board of trustees, and ratings agencies after Lehman Brothers filed for bankruptcy protection during third quarter 2008.  In this action, the SEC seeks an order providing for the continued pro rata distribution of the remaining assets to all unpaid shareholders and objects to the creation of the $3.5 billion reserve fund.  The SEC contends that if all remaining Primary Fund assets were distributed on a pro rata basis to all unpaid shareholders, investors would recover approximately 98.4 cents per share.

Farmer Mac has received, to date, a total of $73.5 million of its initial investment of $81.7 million.  Based on the SEC action described above, during second quarter 2009 Farmer Mac recorded an impairment loss of $1.3 million, which represents 98.4% of the initial investment, thereby reducing its remaining $8.2 million investment in the Fund to $6.9 million.  This loss was recognized as “Other-than-temporary impairment – credit losses” in the condensed consolidated statements of operations.  Although Farmer Mac may be able to recover some of this loss through the SEC’s actions against the individuals who operated the Fund, any such recovery is uncertain and may take an extended period of time.

Capital.  During the three and six months ended June 30, 2009, Farmer Mac issued $20.0 million and $30.8 million of Series C Preferred Stock, respectively.  For more information about the Series C Preferred Stock, see Note 6 to the interim unaudited condensed consolidated financial statements and Farmer Mac’s Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” in this report for more information about Farmer Mac’s capital position.

Other Matters

Dividends.  Beginning in fourth quarter 2004 and continuing through fourth quarter 2008, Farmer Mac paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  For first and second quarter 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock that were paid on April 3, 2009 and June 30, 2009, respectively.  On August 6, 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on September 30, 2009.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I			Farmer Mac
	Loans and			Guaranteed
	Guaranteed			Securities -
	Securities	LTSPCs (1)	Farmer Mac II	Rural Utilities (2)	Total
	(in thousands)
For the quarter ended:

June 30, 2009	$37,900	$22,717	$96,322	$900,000	$1,056,939
March 31, 2009	29,814	65,720	79,055	270,000	444,589
December 31, 2008	72,137	121,440	87,455	230,000	511,032
September 30, 2008	508,179	239,170	83,672	-	831,021
June 30, 2008	53,838	116,472	79,700	1,330,676	1,580,686
March 31, 2008	37,468	53,281	53,114	-	143,863
December 31, 2007	40,664	265,135	48,294	-	354,093
September 30, 2007	25,545	156,930	49,049	-	231,524
June 30, 2007	1,039,856	152,402	59,149	-	1,251,407
March 31, 2007	21,644	396,322	53,548	-	471,514

For the year ended:
December 31, 2008	671,622	530,363	303,941	1,560,676	3,066,602
December 31, 2007	1,127,709	970,789	210,040	-	2,308,538
(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processingfacilities, primarily ethanol facilities.  As of June 30, 2009, approximately $27.0 million of the loans underlying those $400.8 million of LTSPCs were not yet disbursed by the lender.

(2)	The enactment of the Farm Bill on May 22, 2008 expanded Farmer Mac’s authorities to include providing asecondary market for rural electric and telephone loans made by cooperative lenders.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I			Farmer Mac
	Loans and			Guaranteed
	Guaranteed			Securities -
	Securities	LTSPCs	Farmer Mac II	Rural Utilities	Total
	(in thousands)
As of:
June 30, 2009	$5,241,145	$2,181,712	$1,115,025	$1,819,033	$10,356,915
March 31, 2009	5,313,680	2,216,564	1,082,215	1,319,033	9,931,492
December 31, 2008	5,759,773	2,224,181	1,043,425	1,054,941	10,082,320
September 30, 2008	5,724,867	2,264,880	995,639	824,941	9,810,327
June 30, 2008	5,474,303	1,997,172	960,278	1,330,676	9,762,429
March 31, 2008	5,521,945	1,943,181	959,444	-	8,424,570
December 31, 2007	5,648,197	1,948,941	946,617	-	8,543,755
September 30, 2007	5,694,971	1,724,328	943,183	-	8,362,482
June 30, 2007	5,787,490	1,644,413	942,443	-	8,374,346
March 31, 2007	4,512,343	1,920,848	932,056	-	7,365,247

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3 Year ARMs	Portfolio
	(in thousands)
As of:
June 30, 2009	$1,716,678	$649,078	$1,303,332	$3,669,088
March 31, 2009	1,728,174	660,398	759,535	3,148,107
December 31, 2008	1,659,983	746,623	819,234	3,225,840
September 30, 2008	1,412,136	699,611	743,146	2,854,893
June 30, 2008	1,974,048	772,859	739,642	3,486,549
March 31, 2008	963,336	748,584	342,496	2,054,416
December 31, 2007	962,320	750,472	352,250	2,065,042
September 30, 2007	932,134	735,704	366,573	2,034,411
June 30, 2007	914,890	752,991	399,147	2,067,028
March 31, 2007	899,628	743,891	417,722	2,061,241

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009.

The Corporation carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of Farmer Mac’s disclosure controls and procedures.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

During second quarter 2009, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K.  On April 2, 2009, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 2,909 shares of its Class C Non-Voting Common Stock to the four directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $2.68 per share, which was the closing price of the Class C Non-Voting Common Stock on March 31, 2009 as reported by the New York Stock Exchange.

As reported in a Current Report on Form 8-K filed with the SEC on June 10, 2009, Farmer Mac granted stock appreciation rights and shares of restricted stock as incentive compensation under its 2008 Omnibus Incentive Plan on June 4, 2009.  On that date, an aggregate amount of 165,000 stock appreciation rights, at a grant price of $5.93 per share, were granted to the five officers of the Corporation, and an aggregate amount of 200,548 shares of restricted stock were granted to the fourteen directors and five officers of the Corporation.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Farmer Mac’s Annual Meeting of Stockholders was held on June 4, 2009.

(b)
In addition to the ten directors elected at the Annual Meeting of Stockholders on June 4, 2009 as described in paragraph (c)(1) below, the following directors appointed by the President of the United States continue to serve as directors of Farmer Mac:

Lowell L. Junkins (Acting Chairman)
Julia Bartling
Grace T. Daniel
Glen O. Klippenstein

(c)	(1)	Election of Directors (cumulative voting):

Class A Stockholders

Nominee	Number of Votes For
Dennis L. Brack	770,043
James R. Engebretsen	769,210
Dennis A. Everson	775,918
Mitchell A. Johnson	768,918
Clark B. Maxwell	768,210

Class B Stockholders

Nominee	Number of Votes For
Paul A. DeBriyn	508,752
Ernest M. Hodges	509,815
Brian P. Jackson	512,448
Brian J. O’Keane	509,086
John Dan Raines	424,903

Farmer Mac’s federal charter provides that five directors are elected by a plurality of the votes of the holders of Class A Voting Common Stock and five directors are elected by a plurality of the votes of the holders of Class B Voting Common Stock.  Based on the results set forth above, the following individuals were elected to serve as directors of Farmer Mac for one-year terms beginning June 4, 2009:  Dennis L. Brack, Paul A. DeBriyn, James R. Engebretsen, Dennis A. Everson, Ernest M. Hodges, Brian P. Jackson, Mitchell A. Johnson, Clark B. Maxwell, Brian J. O’Keane, and John Dan Raines.

(2)	Selection of Independent Registered Public Accounting Firm
(Deloitte & Touche LLP):

Class A Stockholders and Class B Stockholders (combined)

Number of Votes
For	1,267,970
Against	15,401
Abstain	900
Broker Non-Vote	0

(d)	Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-1 (Form 10-K filed March 16, 2009).

*	4.5	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-2 (Form 10-K filed March 16, 2009).

*	4.6	-	Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-3 (Form 10-K filed March 16, 2009).

*	4.7	-	Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Form 10-Q filed May 12, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Employment Agreement dated as of March 1, 2009 between Michael A. Gerber and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†**	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009.

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 12, 2008).

	10.6	-	Exhibit number reserved for future use.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

**#	10.11.1	-	Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009.

*#	10.12	-	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).

*#	10.13	-	Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.13.1	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

†*	10.20	-	Agreement and General Release dated as of January 30, 2009 between Henry D. Edelman and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.21	-	Agreement and General Release dated as of February 6, 2009 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed May 12, 2009).

	21	-	Farmer Mac Mortgage Securities Corporation, a Delaware corporation.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 10, 2009

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Vice President – Chief Financial Officer (Principal Financial Officer)