Form 10-Q
period 2009-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2009-11-09
CIK 845877

As filed with the Securities and Exchange Commission on
November 9, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes     ☐                  No     ☒

As of November 2, 2009 the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,610,918 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5
Notes to Condensed Consolidated Financial Statements	6

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2009	2008
	(in thousands)
Assets:
Cash and cash equivalents	$274,894	$278,412
Investment securities:
Available-for-sale, at fair value	924,041	1,072,096
Trading, at fair value	97,438	163,763
Total investment securities	1,021,479	1,235,859
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	2,609,185	1,511,694
Trading, at fair value	890,976	939,550
Total Farmer Mac Guaranteed Securities	3,500,161	2,451,244
Loans:
Loans held for sale, at lower of cost or fair value	646,420	66,680
Loans held for investment, at amortized cost	85,706	718,845
Allowance for loan losses	(4,892)	(10,929)
Total loans, net of allowance	727,234	774,596

Real estate owned, at lower of cost or fair value	10,637	606
Financial derivatives, at fair value	21,099	27,069
Interest receivable	56,206	73,058
Guarantee and commitment fees receivable	54,472	61,109
Deferred tax asset, net	15,150	87,793
Prepaid expenses and other assets	52,399	117,561
Total Assets	$5,733,731	$5,107,307

Liabilities, Mezzanine Equity and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,155,589	$3,757,099
Due after one year	1,962,591	887,999
Total notes payable	5,118,180	4,645,098

Financial derivatives, at fair value	127,607	181,183
Accrued interest payable	37,388	40,470
Guarantee and commitment obligation	48,811	54,954
Accounts payable and accrued expenses	44,979	20,532
Reserve for losses	7,585	5,506
Total Liabilities	5,384,550	4,947,743

Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000, 150,000 shares authorized, issued and outstanding	144,216	144,216
Stockholders' Equity:
Preferred stock:
Series C, stated at redemption/liquidation value, $1,000 per share, 100,000 shares authorized, 57,000 and 9,200 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	57,000	9,200
Common stock:
Class A Voting, $1 par value, no maximum authorization	1,031	1,031
Class B Voting, $1 par value, no maximum authorization	500	500
Class C Non-Voting, $1 par value, no maximum authorization	8,609	8,601
Additional paid-in capital	96,547	95,572
Accumulated other comprehensive income/(loss)	18,139	(47,412)
Retained earnings/(accumulated deficit)	23,139	(52,144)
Total Stockholders' Equity	204,965	15,348
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$5,733,731	$5,107,307
See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,345	$20,395	$22,303	$97,305
Farmer Mac Guaranteed Securities	27,668	28,470	81,232	67,007
Loans	8,815	11,718	28,196	35,192
Total interest income	42,828	60,583	131,731	199,504
Total interest expense	23,031	39,260	68,593	135,885
Net interest income	19,797	21,323	63,138	63,619
Provision for loan losses	(3,098)	(731)	(939)	(731)
Net interest income after provision for loan losses	16,699	20,592	62,199	62,888

Non-interest income/(loss):
Guarantee and commitment fees	8,168	7,281	23,486	20,574
(Losses)/gains on financial derivatives	(7,733)	(19,021)	15,506	(29,691)
Gains/(losses) on trading assets	25,047	(14,507)	56,707	(21,664)
Other-than-temporary impairment losses	(1,621)	(97,108)	(3,994)	(102,452)
Gains/(losses) on sale of available-for-sale investment securities	63	(85)	2,913	65
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	1,531	1,581	1,531
Gains on repurchase of debt	-	840	-	840
Other income	874	192	1,209	1,315
Non-interest income/(loss)	24,798	(120,877)	97,408	(129,482)

Non-interest expense:
Compensation and employee benefits	2,896	3,748	10,493	11,327
General and administrative	2,432	4,061	8,332	8,331
Regulatory fees	512	513	1,537	1,538
Real estate owned operating costs, net	203	15	208	102
Provision/(recoveries) for losses	89	(91)	2,079	(91)
Non-interest expense	6,132	8,246	22,649	21,207
Income/(loss) before income taxes	35,365	(108,531)	136,958	(87,801)
Income tax expense/(benefit)	13,097	(2,973)	47,721	3,463
Net income/(loss)	22,268	(105,558)	89,237	(91,264)
Preferred stock dividends	(4,368)	(578)	(12,434)	(1,698)
Net income/(loss) available to common stockholders	$17,900	$(106,136)	$76,803	$(92,962)

Earnings/(loss) per common share and dividends:
Basic earnings/(loss) per common share	$1.77	$(10.55)	$7.58	$(9.33)
Diluted earnings/(loss) per common share	$1.74	$(10.55)	$7.54	$(9.33)
Common stock dividends per common share	$0.05	$0.10	$0.15	$0.30
See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$89,237	$(91,264)
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on loans, investments and Farmer Mac Guaranteed Securities	3,123	3,752
Amortization of debt premiums, discounts and issuance costs	10,982	66,790
Proceeds from repayment and sale of trading investment securities	644	6,507
Purchases of loans held for sale	(122,421)	(38,461)
Proceeds from repayment of loans held for sale	51,896	14,747
Net change in fair value of trading securities and financial derivatives	(104,312)	30,954
Amortization of transition adjustment on financial derivatives	124	222
Other-than-temporary impairment losses	3,994	102,452
Gains on sale of loans and Farmer Mac Guaranteed Securities	(1,581)	(1,531)
Gains on sale of available-for-sale investment securities	(2,913)	(65)
Gains on repurchase of debt	-	(840)
Total provision for losses	3,018	640
Deferred income taxes	73,629	(11,316)
Stock-based compensation expense	2,159	3,389
Decrease in interest receivable	16,852	34,238
Decrease/(increase) in guarantee and commitment fees receivable	6,637	(2,581)
Decrease/(increase) in other assets	24,287	(41,561)
Decrease in accrued interest payable	(3,082)	(17,484)
Increase in other liabilities	11,725	8,911
Net cash provided by operating activities	63,998	67,499
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(41,721)	(1,160,501)
Purchases of Farmer Mac Guaranteed Securities	(1,952,704)	(305,584)
Purchases of loans held for investment	(48,147)	(86,024)
Purchases of defaulted loans	(19,631)	(1,746)
Proceeds from repayment of available-for-sale investment securities	148,544	445,154
Proceeds from repayment of Farmer Mac Guaranteed Securities	690,741	219,341
Proceeds from repayment of loans	37,308	101,964
Proceeds from sale of available-for-sale investment securities	207,879	351,256
Proceeds from sale of Farmer Mac Guaranteed Securities	24,232	649,723
Proceeds from sale of real estate owned	31,056	-
Proceeds from sale of loans held	358,953	-
Net cash (used in)/provided by investing activities	(563,490)	213,583
Cash flows from financing activities:
Proceeds from issuance of discount notes	40,680,191	105,086,822
Proceeds from issuance of medium-term notes	2,962,189	1,486,903
Payments to redeem discount notes	(41,077,281)	(104,926,504)
Payments to redeem medium-term notes	(2,103,000)	(1,979,660)
Tax benefit from tax deductions in excess of compensation cost recognized	-	381
Proceeds from common stock issuance	29	5,722
Purchases of common stock	-	(830)
Proceeds from preferred stock issuance	47,800	-
Dividends paid	(13,954)	(4,700)
Net cash provided by/ (used in) financing activities	495,974	(331,866)
Net decrease in cash and cash equivalents	(3,518)	(50,784)
Cash and cash equivalents at beginning of period	278,412	101,445
Cash and cash equivalents at end of period	$274,894	$50,661
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations. The December 31, 2008 condensed consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2008 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows as of the dates and for the periods presented. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2008 consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Farmer Mac evaluated subsequent events through November 9, 2009. Below is a summary of Farmer Mac’s significant accounting policies.

(a)  Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with original maturities of three months or less at the time of purchase to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  During the three and nine months ended September 30, 2009, Farmer Mac refinanced $100 million and $500 million, respectively, of certain Farmer Mac Guaranteed Securities - Rural Utilities. For the nine months ended September 30, 2009, the cash flows related to these transactions are presented gross in the condensed consolidated statements of cash flows, whereas the six months ended June 30, 2009 reflected a net presentation. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Cash paid for:
Interest	$58,994	$88,012
Income taxes	10,500	25,069
Non-cash activity:
Transfer of loans held for investment to real estate owned	41,086	-
Loans acquired and securitized as Farmer Mac Guaranteed Securities	17,224	79,757
Issuance of Series B redeemable preferred stock (net of deferred offering costs)	-	61,039
Reclassification of unsettled trades with the Reserve Primary Fund from Cash and cash equivalents to Prepaid expenses and other assets	-	42,489
Transfers of investment securities from available-for-sale to trading from the effect of adopting the fair value option	-	600,468
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting the fair value option	-	428,670
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to available for sale	-	493,997
Transfers of Farmer Mac I Guaranteed Securities from held-to-maturity to available for sale	-	25,458
Transfers of available-for-sale investment securities to available-for-sale Farmer Mac Guaranteed Securities - Rural Utilities	-	902,420
Transfers of trading investment securities to trading Farmer Mac Guaranteed Securities - Rural Utilities	-	459,026
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	288,012	-
Transfers of loans held for investment to loans held for sale	617,072	-
Exchange of GSE preferred stock - transfer from trading to available-for-sale	90,657	-

(b)  Allowance for Losses

As of September 30, 2009, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with ASC 450-20, Loss Contingencies (formerly FASB Statement No. 5) and ASC 310-35, Receivables – Subsequent Measurement (formerly FASB Statement No. 114).

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

Farmer Mac separately evaluates the cooperative lender obligations of loans and loans underlying its Farmer Mac Guaranteed Securities in its Rural Utilities program to determine if there are probable losses inherent in the securities or the underlying rural utilities loans.

Farmer Mac also analyzes assets in its portfolio for impairment. Farmer Mac’s impaired assets include:

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

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2009 and 2008:

	September 30, 2009			September 30, 2008
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning balance	$1,810	$7,496	$9,306	$1,592	$2,197	$3,789
Provision/(recovery) for losses	3,098	89	3,187	731	(91)	640
Charge-offs	(16)	-	(16)	-	-	-
Recoveries	-	-	-	6	-	6
Ending balance	$4,892	$7,585	$12,477	$2,329	$2,106	$4,435

For the Nine Months Ended:
Beginning balance	$10,929	$5,506	$16,435	$1,690	$2,197	$3,887
Provision/(recovery) for losses	939	2,079	3,018	731	(91)	640
Charge-offs	(7,741)	-	(7,741)	(108)	-	(108)
Recoveries	765	-	765	16	-	16
Ending balance	$4,892	$7,585	$12,477	$2,329	$2,106	$4,435

No allowance for losses has been provided for loans underlying AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of September 30, 2009, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

The table below summarizes the components of Farmer Mac’s allowance for losses as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(in thousands)
Allowance for loan losses	$4,892	$10,929
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	-	869
Off-balance sheet Farmer Mac I Guaranteed Securities	1,511	535
LTSPCs	6,074	4,102
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$12,477	$16,435

As of September 30, 2009, Farmer Mac individually analyzed $44.5 million of its $216.4 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $171.9 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac’s specific allowance for under-collateralized assets was $1.5 million as of September 30, 2009 and $8.6 million as of December 31, 2008.  Farmer Mac’s non-specific or general allowances were $11.0 million as of September 30, 2009 and $7.8 million as of December 31, 2008.

Farmer Mac recognized interest income of approximately $0.4 million and $2.0 million on impaired loans during the three and nine months ended September 30, 2009, respectively, compared to $1.0 million and $3.1 million, respectively, during the same periods in 2008.  During the three and nine months ended September 30, 2009, Farmer Mac’s average investment in impaired loans was $184.6 million and $168.0 million, respectively, compared to $46.9 million and $42.2 million, respectively, for the same periods in 2008.

(c)  Financial Derivatives

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Farmer Mac also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative in ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

The following tables summarize information related to Farmer Mac’s financial derivatives as of September 30, 2009 and December 31, 2008:

	September 30, 2009
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$100,337	$-	$(2,664)	5.74%	0.45%		7.65
Pay fixed non-callable	1,190,521	-	(121,394)	5.15%	0.42%		4.94
Receive fixed callable	325,000	347	(51)	0.04%	0.56%		0.92
Receive fixed non-callable	2,601,263	20,702	(778)	0.53%	1.77%		2.04
Basis swaps	262,177	533	(3,961)	1.74%	1.09%		2.59
Agency forwards	34,551	-	(298)			99.04
Treasury futures	800	-	(1)			118.18
Credit valuation adjustment	-	(483)	1,540
Total financial derivatives	$4,514,649	$21,099	$(127,607)	1.91%	1.25%

	December 31, 2008
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$208,958	$-	$(6,646)	5.51%	3.23%		7.66
Pay fixed non-callable	1,311,218	-	(169,040)	5.21%	3.05%		5.33
Receive fixed callable	606,500	1,727	(65)	2.91%	3.20%		1.28
Receive fixed non-callable	1,347,069	25,269	(94)	2.23%	2.28%		1.43
Basis swaps	206,863	45	(3,734)	3.84%	3.28%		4.31
Agency forwards	74,998	-	(1,604)			105.85
Treasury futures	2,500	28	-			126.88
Total financial derivatives	$3,758,106	$27,069	$(181,183)	3.68%	2.82%

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of September 30, 2009, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $116.6 million.  As of September 30, 2009, Farmer Mac posted assets with a fair value of $37.5 million as collateral for its derivatives in net liability positions.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2009, it could have been required to settle its obligations under the agreements or post additional collateral of $79.1 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

	(Losses)/Gains on Financial Derivatives
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)

Interest rate swaps	$(6,409)	$(18,652)	$17,971	$(29,218)
Agency forwards	(1,223)	(470)	(2,301)	(255)
Treasury futures	(47)	148	28	63
Pay-fixed swaptions	-	61	-	61
	(7,679)	(18,913)	15,698	(29,349)

Amortization of derivatives transition adjustment	(54)	(108)	(192)	(342)
Total	$(7,733)	$(19,021)	$15,506	$(29,691)

As of September 30, 2009 and December 31, 2008, respectively, Farmer Mac had approximately $0.1 million and $0.2 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive income/(loss) related to the financial derivatives transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.1 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings.

As of September 30, 2009, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with total notional amount of $105.2 million and a fair value of $(3.9) million, compared to $131.9 million and $(3.7) million, respectively, as of December 31, 2008.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized losses of $0.6 million and $0.2 million on those outstanding basis swaps for the three and nine months ended September 30, 2009, respectively, compared to unrealized gains of $0.2 million and unrealized losses of $0.1 million, respectively, for the same periods in 2008.

(d)  Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings/(loss) per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and nonvested restricted stock awards.  The following schedule reconciles basic and diluted earnings/(loss) per common share (“EPS”) for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended
	September 30, 2009			September 30, 2008
	Net		$ per	Net		$ per
	Income	Shares	Share	Loss	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income/(loss) available to common stockholders	$17,900	10,140	$1.77	$(106,136)	10,065	$(10.55)
Effect of dilutive securities:
Stock options, SARs and restricted stock (1)		146	(0.03)		-	-
Diluted EPS	$17,900	10,286	$1.74	$(106,136)	10,065	$(10.55)

(1)
For the three months ended September 30, 2009 and 2008, stock options, SARs and nonvested restricted stock of 1,590,965 and 2,381,503, respectively, were outstanding but not included in the computation of diluted earnings/(loss) per share of common stock because they were anti-dilutive.

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Net		$ per	Net		$ per
	Income	Shares	Share	Loss	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income/(loss) available to common stockholders	$76,803	10,138	$7.58	$(92,962)	9,966	$(9.33)
Effect of dilutive securities:
Stock options, SARs and restricted stock (1)		49	(0.04)		-	-
Diluted EPS	$76,803	10,187	$7.54	$(92,962)	9,966	$(9.33)

(1)
For the nine months ended September 30, 2009 and 2008, stock options, SARs and nonvested restricted stock of 1,784,912 and 2,385,890, respectively, were outstanding but not included in the computation of diluted earnings/(loss) per share of common stock because they were anti-dilutive.

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

During 2008, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after ten years and those granted to directors expire after seven years.  For all SARs granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on the date of grant.  SARs granted to officers during June 2009 have an exercise price of $5.93 per share.  There were no SARs granted to directors during 2009. Restricted stock was awarded to directors in June 2009 and vests fully after approximately one year.  Restricted stock awarded to officers in June 2009 vests after approximately three years and only vests if certain performance conditions are met.  Restricted stock awards granted to both directors and officers are not issued until full vesting occurs.

For the three and nine months ended September 30, 2009, Farmer Mac recognized $0.6 million and $2.2 million, respectively, of compensation expense related to stock options, SARs, and restricted stock awards compared to $1.1 million and $3.4 million for the same periods in 2008.

The following tables summarize activity related to stock options, SARs and nonvested restricted share awards for the three and nine months ended September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
For the Three Months Ended:
Outstanding, beginning of period	1,755,965	$23.06	2,381,503	$26.24
Granted	-	-	-	-
Exercised	-	-	(106,331)	21.99
Canceled	(1,500)	22.94	(12,667)	28.50
Outstanding, end of period	1,754,465	$23.06	2,262,505	$26.43

For the Nine Months Ended:
Outstanding, beginning of period	2,237,711	$25.54	2,218,199	$25.48
Granted	165,000	5.93	339,770	28.92
Exercised	-	-	(264,297)	21.43
Canceled	(648,246)	27.27	(31,167)	28.67
Outstanding, end of period	1,754,465	$23.06	2,262,505	$26.43

Stock Options and SARs exercisable at the end of the period	1,398,262	$25.17	1,520,944	$25.32

	September 30, 2009		September 30, 2008
		Weighted-		Weighted-
	Nonvested	Average	Nonvested	Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
For the Three Months Ended:
Outstanding, beginning of period	200,548	$5.93	-	$-
Granted	-	-	-	-
Canceled	-	-	-	-
Outstanding, end of period	200,548	$5.93	-	$-

For the Nine Months Ended:
Outstanding, beginning of period	-	$-	-	$-
Granted	200,548	5.93	-	-
Canceled	-	-	-	-
Outstanding, end of period	200,548	$5.93	-	$-

The cancellations of stock options during the first nine months of 2009 and 2008 were due to unvested options or SARs terminating and the cancellation of a portion of vested options upon employee and officers’ departures from Farmer Mac.  There were no stock options or SARs exercised during the first nine months of 2009 and 264,297 shares were exercised during the first nine months of 2008.

The following tables summarize information regarding stock options, SARs and nonvested restricted stock outstanding as of September 30, 2009:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	255,000	9.4 years	30,000	9.0 years	220,500	9.5 years
10.00 - 14.99	-	-	-	-	-	-
15.00 - 19.99	81,722	4.5 years	81,722	4.5 years	81,722	4.5 years
20.00 - 24.99	550,588	4.6 years	550,588	4.6 years	550,588	4.6 years
25.00 - 29.99	653,487	5.1 years	530,288	4.5 years	642,634	5.0 years
30.00 - 34.99	213,668	2.4 years	205,664	2.2 years	211,267	2.3 years

	1,754,465		1,398,262		1,706,711

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Nonvested	Remaining	Nonvested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.93	200,548	1.4 years	180,493	1.4 years

The weighted-average grant date fair value of options and SARs granted during the nine months ended 2009 and 2008 was $4.12 and $11.33 per share, respectively.  The weighted-average grant date fair value of shares of restricted stock granted during the nine months ended 2009 was $5.93 per share.  No shares of restricted stock were granted in 2008.  The fair values for SARs and stock options were estimated using the Black-Scholes option pricing model based on the following assumptions:

	SARs and Stock Options
	2009	2008
Risk-free interest rate	1.5%	2.5%
Expected years until exercise	7 years	6 years
Expected stock volatility	104.3%	43.2%

(f)  Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

(g)  Fair Value

Effective January 1, 2008, Farmer Mac adopted the guidelines in ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures (formerly FASB Statement No. 157).  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that ranks the quality and reliability of the inputs to valuation techniques used to measure fair value.  The hierarchy gives highest rank to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest rank to unobservable inputs (Level 3 measurements).  Effective January 1, 2009, Farmer Mac adopted the guidance in ASC 820 related to non-recurring fair value measurements of non-financial assets and liabilities.

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

Effective January 1, 2008, Farmer Mac adopted the guidelines in ASC Topic 825 (“ASC 825”), Financial Instruments (formerly FASB Statement No. 159).  ASC 825 provides companies an irrevocable option to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  On January 1, 2008, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain Farmer Mac II Guaranteed Securities that were classified as held-to-maturity on January 1, 2008.

See Note 7 for more information regarding fair value measurement.

(h)  New Accounting Standards

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets (“FAS 166”) and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).  These statements address amendments to ASC Topic 860 (“ASC 860”), Transfers and Servicing (formerly FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), and to ASC Topic 810 (“ASC 810”), Consolidations (formerly FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities).  The two FASB statements are effective for fiscal years beginning after November 15, 2009.  The statements, amending ASC 860 and ASC 810, remove the concept of a qualifying special-purpose entity (“QSPE”) from ASC 860 and remove the exception from applying ASC 810 to QSPEs.  Although Farmer Mac is currently evaluating the impact of these new accounting standards, Farmer Mac believes the adoption of FAS 166 and FAS 167 will result in the consolidation of assets and liabilities onto Farmer Mac’s balance sheet in connection with trusts that currently qualify for the QSPE exception.  Additionally, interest income and interest expense related to the consolidated assets and liabilities of the trusts will be reflected in the statement of operations. Farmer Mac expects the adoption of FAS 166 and FAS 167 to require the consolidation of additional assets and liabilities on its balance sheet, resulting in an increase in its statutory minimum capital requirement; however, Farmer Mac believes its current capital is adequate to remain in compliance with regulatory capital requirements, absorb the additional capital required upon adoption, and provide sufficient excess capital above the statutory minimum capital requirement for its business needs.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a material impact on Farmer Mac’s financial condition, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), within ASC 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques that maximize the use of relevant observable inputs.  The ASU is effective for the first interim or annual reporting period beginning after issuance, which will be fourth quarter 2009.  Farmer Mac does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or cash flows.

Note 2.	Investments

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of September 30, 2009 and December 31, 2008.

	September 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(1,365)	$72,735
Floating rate asset-backed securities	67,352	140	(41)	67,451
Floating rate corporate debt securities	292,807	9	(2,708)	290,108
Floating rate Government/GSE guaranteed mortgage-backed securities	328,395	798	(1,067)	328,126
Fixed rate GSE guaranteed mortgage-backed securities	6,451	328	-	6,779
Floating rate GSE subordinated debt	70,000	-	(9,684)	60,316
Fixed rate GSE preferred stock	90,622	7,904	-	98,526
Total available-for-sale	929,727	9,179	(14,865)	924,041

Trading:
Floating rate asset-backed securities	6,850	-	(5,002)	1,848
Fixed rate GSE preferred stock	89,816	5,774	-	95,590
Total trading	96,666	5,774	(5,002)	97,438
Total investment securities	$1,026,393	$14,953	$(19,867)	$1,021,479

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$193,950	$-	$(15,373)	$178,577
Floating rate asset-backed securities	85,005	1	(3,750)	81,256
Floating rate corporate debt securities	458,428	-	(39,363)	419,065
Floating rate Government/GSE guaranteed mortgage-backed securities	338,907	270	(3,512)	335,665
Fixed rate GSE guaranteed mortgage-backed securities	7,375	188	-	7,563
Floating rate GSE subordinated debt	70,000	-	(20,811)	49,189
Floating rate GSE preferred stock	781	-	-	781
Total available-for-sale	1,154,446	459	(82,809)	1,072,096

Trading:
Floating rate asset-backed securities	7,494	-	(5,283)	2,211
Fixed rate GSE preferred stock	180,579	-	(19,027)	161,552
Total trading	188,073	-	(24,310)	163,763
Total investment securities	$1,342,519	$459	$(107,119)	$1,235,859

(1)	The fair value of these securities as of December 31, 2008 includes the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its auction-rate certificates.

During the three and nine months ended September 30, 2009, Farmer Mac recognized in earnings other-than-temporary impairment charges of $1.6 million and $2.7 million, respectively, compared to $97.1 million and $102.5 million, respectively, for the same periods during 2008.  During third quarter 2009, Farmer Mac recorded an other-than-temporary impairment loss of $1.6 million related to its $49.9 million investment in HSBC Finance corporate debt securities.  Farmer Mac recognized the entire difference between the amortized cost basis of these securities and their fair values in earnings since management intended to sell the securities as of September 30, 2009.  During the second quarter 2009, Farmer Mac recorded an other-than-temporary impairment loss of $1.0 million related to its investment in CIT Group Inc. corporate debt securities.  During third quarter 2008, Farmer Mac recorded an other-than-temporary impairment loss of $44.7 million related to its investment in Fannie Mae floating rate preferred stock and $52.4 million related to its investment in Lehman Brothers Holding Inc. senior debt securities.  These losses were due to credit deterioration and were recognized as “Other-than-temporary impairment losses” in the condensed consolidated statements of operations.

During the three months ended September 30, 2009, Farmer Mac received proceeds of $54.8 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $1.0 million and gross realized losses of $0.9 million.  During the nine months ended September 30, 2009, Farmer Mac received proceeds of $207.9 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $4.1 million and gross realized losses of $1.2 million.

During the three months ended September 30, 2008, Farmer Mac received proceeds of $63.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $1,000 and gross realized losses of $0.1 million.  During the nine months ended September 30, 2008, Farmer Mac received proceeds of $351.3 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.3 million and gross realized losses of $0.2 million.

As of September 30, 2009 and December 31, 2008, unrealized losses on available-for-sale investment securities were as follows:

	September 30, 2009
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)
Floating rate corporate debt securities	$-	$-	$202,680	$(2,708)
Floating rate asset-backed securities	-	-	19,549	(41)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	72,735	(1,365)
Floating rate Government/GSE guaranteed mortgage-backed securities	95,303	(421)	56,505	(646)
Floating rate GSE subordinated debt	-	-	60,316	(9,684)
Total	$95,303	$(421)	$411,785	$(14,444)

	December 31, 2008
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)
Floating rate corporate debt securities	$19,858	$(142)	$393,808	$(39,221)
Floating rate asset-backed securities	80,605	(3,750)	-	-
Floating rate auction-rate certificates backed by Government guaranteed student loans	58,727	(15,373)	-	-
Floating rate Government/GSE guaranteed mortgage-backed securities	263,516	(3,138)	10,751	(374)
Floating rate GSE subordinated debt	-	-	49,189	(20,811)
Total	$422,706	$(22,403)	$453,748	$(60,406)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to September 30, 2009 and December 31, 2008, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of September 30, 2009, all of the investment securities in an unrealized loss position were rated at least “A” by Standard & Poor’s.  As of December 31, 2008, all of the investment securities in an unrealized loss position were rated at least “A”, except one that was rated “BBB+” and one that was rated “BBB-”.  The unrealized losses were on 90 and 116 individual investment securities as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, 71 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $14.4 million. As of December 31, 2008, 34 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $60.4 million. Securities in unrealized loss positions 12 months or more have a fair value as of September 30, 2009 that is, on average, approximately 97 percent of their amortized cost basis. Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity and expects to recover the amortized cost basis of these securities. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of September 30, 2009. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

As of September 30, 2009, Farmer Mac did not own any held-to-maturity investments. As of September 30, 2009, Farmer Mac owned trading investment securities that mature after five years with an amortized cost of $96.7 million, a fair value of $97.4 million, and a weighted- average yield of 8.32 percent. The amortized cost, fair value and weighted-average yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2009 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities
	Available-for-Sale
	as of September 30, 2009
			Weighted-
	Amortized Cost	Fair Value	Average Yield
	(dollars in thousands)
Due within one year	$69,296	$69,264	0.50%
Due after one year through five years	255,316	252,617	0.73%
Due after five years through ten years	126,964	126,941	2.30%
Due after ten years	478,151	475,219	3.32%
Total	$929,727	$924,041	2.26%

Note 3.	Farmer Mac Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2009 and December 31, 2008.

	September 30, 2009
	Available-
	for-Sale	Trading	Total

Farmer Mac I	$57,811	$-	$57,811
Farmer Mac II	696,029	436,853	1,132,882
Rural Utilities	1,855,345	454,123	2,309,468
Total	$2,609,185	$890,976	$3,500,161

Amortized cost	$2,575,478	$828,190	$3,403,668
Unrealized gains	44,827	62,786	107,613
Unrealized losses	(11,120)	-	(11,120)
Fair value	$2,609,185	$890,976	$3,500,161

	December 31, 2008
	Available-
	for-Sale	Trading	Total

Farmer Mac I	$349,292	$-	$349,292
Farmer Mac II	522,565	496,863	1,019,428
Rural Utilities	639,837	442,687	1,082,524
Total	$1,511,694	$939,550	$2,451,244

Amortized cost	$1,501,980	$907,506	$2,409,486
Unrealized gains	23,727	32,044	55,771
Unrealized losses	(14,013)	-	(14,013)
Fair value	$1,511,694	$939,550	$2,451,244

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2009 and December 31, 2008, as applicable.  As of September 30, 2009, the unrealized losses presented above are related to Farmer Mac II Guaranteed Securities, which are USDA-guaranteed portions backed by the full faith and credit of the United States.  As of December 31, 2008, the available-for-sale unrealized losses were on 9 individual securities.  One of the available-for-sale Farmer Mac I Guaranteed Securities in a loss position as of December 31, 2008 had been in a loss position for more than 12 months and had an unrealized loss that was less than one percent of the amortized security cost.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of September 30, 2009 and December 31, 2008.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2009.

September 30, 2009
(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$3,500,161

Weighted-average remaining life (in years)	3.6

Weighted-average prepayment speed (annual rate)	4.3%
Effect on fair value of a 10% adverse change	$(894)
Effect on fair value of a 20% adverse change	$(1,727)

Weighted-average discount rate	2.9%
Effect on fair value of a 10% adverse change	$(22,857)
Effect on fair value of a 20% adverse change	$(46,058)

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

The table below presents the outstanding principal balances for Farmer Mac Guaranteed Securities, loans, and LTSPCs as of September 30, 2009 and December 31, 2008.

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs
	September 30,	December 31,
	2009	2008
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$704,235	$781,305
Guaranteed Securities	5,314	282,185
AgVantage	48,800	53,300
Farmer Mac II:
Guaranteed Securities	1,107,270	1,013,330
Rural Utilities:
Loans	28,644	-
Guaranteed Securities	2,237,948	1,054,941
Total on-balance sheet	$4,132,211	$3,185,061

Off-balance sheet:
Farmer Mac I:
Guaranteed Securities	$1,524,590	$1,697,983
AgVantage	2,945,000	2,945,000
LTSPCs	2,135,445	2,224,181
Farmer Mac II:
Guaranteed Securities	34,300	30,095
Total off-balance sheet	$6,639,335	$6,897,259
Total	$10,771,546	$10,082,320

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records these loans at their fair values in the condensed consolidated financial statements during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Fair values are determined by current collateral valuations or management’s estimate of discounted collateral values, and represent the cash flows expected to be collected.  Farmer Mac records, at acquisition, the difference between each loan’s acquisition cost and its fair value, if any, as a charge-off to the reserve for losses.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and nine months ended September 30, 2009 and 2008 and the outstanding balances and carrying amounts of all such loans as of September 30, 2009 and December 31, 2008, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)

Fair value at acquisition date	$14,029	$557	$19,666	$1,746
Contractually required payments receivable	14,029	597	19,675	1,950
Impairment recognized subsequent to acquisition	16	-	7,741	-

	September 30,	December 31,
	2009	2008
	(in thousands)

Outstanding balance	$49,040	$91,942
Carrying amount	37,154	69,308

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities or Farmer Mac II Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  As of September 30, 2009, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

	90-Day			Net Credit
	Delinquencies (1)			Losses (2)
	As of	As of	As of	For the Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2009	2008	2008	2009	2008
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$47,288	$65,060	$9,327	$6,976	$92
Total on-balance sheet	$47,288	$65,060	$9,327	$6,976	$92
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$12,150	$2,060	$2,154	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$12,150	$2,060	$2,154	$-	$-
Total	$59,438	$67,120	$11,481	$6,976	$92

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

Note 4.       Comprehensive Income/(Loss)

Comprehensive income/(loss) represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)

Net income/(loss)	$22,268	$(105,558)	$89,237	$(91,264)

Available-for-sale securities, net of tax:
Net unrealized holding gains/(losses)	30,237	(57,247)	64,178	(64,086)
Reclassification adjustment for realized losses	414	33,097	1,249	36,473
Net change from available-for-sale securities (1)	30,651	(24,150)	65,427	(27,613)

Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives transition adjustment (2)	34	66	124	222
Other comprehensive income/(loss), net of tax	30,685	(24,084)	65,551	(27,391)

Comprehensive income/(loss)	$52,953	$(129,642)	$154,788	$(118,655)

(1)
Unrealized gains/(losses) on available-for-sale securities is shown net of income tax (expense)/benefit of ($16.5) million and $13.0 million for the three months ended September 30, 2009 and 2008, respectively, and ($35.2) million and $14.9 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)
Amortization of derivatives transition adjustment is shown net of income tax expense of $19,000 and $36,000 for the three months ended September 30, 2009 and 2008, respectively, and $67,000 and $119,000 for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive income/(loss) as of September 30, 2009 and December 31, 2008 and changes in the components of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30,	December 31,
	2009	2008
	(in thousands)
Available-for-sale securities:
Beginning balance	$(47,214)	$(2,320)
Reclassification adjustment to retained earnings for fair value option adoption, net of tax	-	(11,237)
Adjusted beginning balance	(47,214)	(13,557)
Net unrealized gains/(losses), net of tax	65,427	(33,657)
Ending balance	$18,213	$(47,214)

Financial derivatives:
Beginning balance	$(198)	$(473)
Amortization of financial derivatives transition adjustment, net of tax	124	275
Ending balance	$(74)	$(198)
Accumulated other comprehensive income/(loss), net of tax	$18,139	$(47,412)

As of April 1, 2009, Farmer Mac held no debt securities for which an other-than-temporary impairment was previously recognized.  Accordingly, a cumulative effect of adoption adjustment was not recognized upon adoption in second quarter 2009 of the other-than-temporary impairment guidance in ASC 320-10-65-1 (formerly FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).

Note 5.	Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

Overview

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through each of the Farmer Mac I, Farmer Mac II and Rural Utilities programs; and (2) LTSPCs, which are available only through the Farmer Mac I and Rural Utilities programs.  Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with relevant guidance in ASC Topic 460 (“ASC 460”), Guarantees (formerly FASB Interpretation No. 45).  In accordance with ASC 460, Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, including prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Proceeds from new securitizations during the nine months ended September 30, 2009 and 2008 were $17.2 million and $79.8 million, respectively.  The decrease year over year was driven by the third quarter 2008 transfer of $77.3 million of agricultural mortgage loans held on balance sheet into a trust as part of a securitization transaction in which guaranteed agricultural mortgage-backed securities were sold to a related party.  During first quarter 2009, $17.1 million of agricultural mortgage loans held on balance sheet were transferred into a trust as part of a securitization transaction in which guaranteed agricultural mortgage-backed securities were sold to Zions First National Bank, a related party.  The following table summarizes cash flows received from and paid to trusts used for securitizations:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Proceeds from new securitizations	$17,224	$79,757
Guarantee fees received	9,673	9,433
Purchases of assets from the trusts	841	648
Servicing advances	11	7
Repayment of servicing advances	10	2

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2009 and December 31, 2008, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	September 30,	December 31,
	2009	2008
	(in thousands)
Farmer Mac I Guaranteed Securities	$1,524,590	$1,697,983
AgVantage	2,945,000	2,945,000
Farmer Mac II Guaranteed Securities	34,300	30,095
Total off-balance sheet Farmer Mac I and II	$4,503,890	$4,673,078

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $31.6 million as of September 30, 2009 and $37.1 million as of December 31, 2008.  As of September 30, 2009, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.4 years.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.1 billion as of September 30, 2009 and $2.2 billion as of December 31, 2008.

As of September 30, 2009, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.2 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $17.2 million as of September 30, 2009 and $17.9 million as of December 31, 2008.

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

During the three and nine months ended September 30, 2009, Farmer Mac sold 17,000 and  47,800 shares, respectively, of its Series C Preferred Stock to National Rural Cooperative Finance Corporation (“National Rural”) pursuant to a program under which any participant who uses Farmer Mac for a credit enhancement or purchase transaction in excess of $20.0 million is required to purchase an equity interest in Farmer Mac in the form of shares of Series C, thereby enabling Farmer Mac to raise additional capital to support its mission of providing liquidity and lending capacity to agricultural and rural utilities lenders.  Farmer Mac sold the shares of Series C without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $17.0 million or $1,000 per share, and $47.8 million or $1,000 per share, respectively, for the three and nine months ended September 30, 2009.  There were 57,000 shares of Series C Preferred Stock outstanding as of September 30, 2009, all held by National Rural.

Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements.  All series of Farmer Mac’s preferred stock are included as components of core capital for regulatory and statutory capital compliance measurements.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of September 30, 2009 was in compliance with, its three statutory and regulatory capital requirements:

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

As of September 30, 2009, Farmer Mac’s minimum and critical capital requirements were $204.7 million and $102.3 million, respectively, and Farmer Mac’s core capital (common and preferred stock outstanding plus additional paid-in-capital and retained earnings) level was $331.0 million, $126.3 million above the minimum capital requirement and $228.7 million above the critical capital requirement.  As of December 31, 2008, Farmer Mac’s minimum and critical capital requirements were $193.5 million and $96.7 million, respectively, and its actual core capital level was $207.0 million, $13.5 million above the minimum capital requirement and $110.2 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of September 30, 2009 was $37.7 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $343.5 million exceeded that requirement by approximately $305.8 million.

Note 7.	Fair Value Disclosures

Fair Value Measurement

Effective January 1, 2008, Farmer Mac adopted ASC 820 which defines fair value, establishes a hierarchy for ranking fair value measurements, and expands disclosures about fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

In determining fair value, Farmer Mac uses various valuation approaches, including market, income and/or cost approaches.  The fair value hierarchy established in ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac’s financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the condensed consolidated financial statements.

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

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The standard describes the following three levels used to classify fair value measurements:

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

During second quarter 2009, Farmer Mac transferred its investment in the subordinated debt of CoBank with a par value of $70.0 million from Level 2 to Level 3 for purposes of estimating its fair value.  Farmer Mac determined that the third party pricing service used to estimate fair value for this security as a Level 2 investment, in second quarter 2009, provided a price that, while representative of a recent market trade, was not reflective of an orderly transaction.  In accordance with the relevant guidance in ASC 820, Farmer Mac used its internally-developed models as an alternative valuation technique to estimate fair value as a Level 3 investment.

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

As of September 30, 2009, the consideration of credit risk, Farmer Mac’s and the counterparties’, resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $1.1 million.  As of December 31, 2008, the consideration of credit risk, Farmer Mac’s and the counterparties’, did not result in a material adjustment to the valuations of Farmer Mac’s derivative portfolio.

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

Fair Value Classification and Transfers

As of September 30, 2009, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments and non-financial assets valued at $3.9 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These assets and liabilities measured as Level 3 represented 68 percent of total assets and 82 percent of total assets and liabilities measured at fair value as of September 30, 2009.  As of December 31, 2008, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $2.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 55 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2008.

The following tables present information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2009 and December 31, 2008, respectively, and indicates the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of September 30, 2009

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$72,735	$72,735
Floating rate asset-backed securities	-	67,451	-	67,451
Floating rate corporate debt securities	-	290,108	-	290,108
Floating rate Government/GSE guaranteed mortgage-backed securities	-	328,126	-	328,126
Fixed rate GSE guaranteed mortgage-backed securities	-	6,779	-	6,779
Floating rate GSE subordinated debt	-	-	60,316	60,316
Fixed rate GSE preferred stock	-	-	98,526	98,526
Total available-for-sale	-	692,464	231,577	924,041

Trading:
Floating rate asset-backed securities	-	-	1,848	1,848
Fixed rate GSE preferred stock	-	-	95,590	95,590
Total trading	-	-	97,438	97,438
Total investment securities	-	692,464	329,015	1,021,479

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	57,811	57,811
Farmer Mac II	-	-	696,029	696,029
Rural Utilities	-	-	1,855,345	1,855,345
Total available-for-sale	-	-	2,609,185	2,609,185

Trading:
Farmer Mac II	-	-	436,853	436,853
Rural Utilities	-	-	454,123	454,123
Total trading	-	-	890,976	890,976
Total Farmer Mac Guaranteed Securities	-	-	3,500,161	3,500,161

Financial Derivatives	-	21,099	-	21,099
Total Assets at fair value	$-	$713,563	$3,829,176	$4,542,739

Liabilities:
Financial Derivatives	$1	$123,671	$3,935	$127,607

Total Liabilities at fair value	$1	$123,671	$3,935	$127,607

Nonrecurring:
Assets:
Loans held for sale	$-	$-	$28,329	$28,329
REO	-	-	10,177	10,177
Total Assets at fair value	$-	$-	$38,506	$38,506

Assets and Liabilities Measured at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
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

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant Level 3 inputs to determine fair value.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2009
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$68,716	$-	$-	$4,019	$-	$72,735
Floating rate GSE subordinated debt	54,187	-	-	6,129	-	60,316
Fixed rate GSE preferred stock	-	(35)	-	7,904	90,657	98,526
Total available-for-sale	122,903	(35)	-	18,052	90,657	231,577
Trading:
Floating rate asset-backed securities(1)	1,937	(172)	83	-	-	1,848
Fixed rate GSE preferred stock(2)	183,500	(309)	3,056	-	(90,657)	95,590
Total trading	185,437	(481)	3,139	-	(90,657)	97,438
Total investment securities	308,340	(516)	3,139	18,052	-	329,015
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	55,632	1,493	-	686	-	57,811
Farmer Mac II	644,572	42,323	-	9,134	-	696,029
Rural Utilities	1,424,077	425,000	-	6,268	-	1,855,345
Total available-for-sale	2,124,281	468,816	-	16,088	-	2,609,185
Trading:
Farmer Mac II(3)	447,957	(19,978)	8,874	-	-	436,853
Rural Utilities(1)	447,174	(6,085)	13,034	-	-	454,123
Total trading	895,131	(26,063)	21,908	-	-	890,976
Total Farmer Mac Guaranteed Securities	3,019,412	442,753	21,908	16,088	-	3,500,161
Total Assets at fair value	$3,327,752	$442,237	$25,047	$34,140	$-	$3,829,176
Liabilities:
Financial Derivatives(4)	$(3,350)	$-	$(585)	$-	$-	$(3,935)
Total Liabilities at fair value	$(3,350)	$-	$(585)	$-	$-	$(3,935)
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$(315)	$-	$28,644	$28,329
REO	43,260	(31,609)	-	-	(1,474)	10,177
Total Assets at fair value	$43,260	$(31,609)	$(315)	$-	$27,170	$38,506
(1)	Unrealized gains are attributable to assets still held as of September 30, 2009 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of $3.5 million for assets still held as of September 30, 2009 that are recorded in gains/(losses) on trading assets.
(3)	Includes unrealized gains of approximately $9.5 million attributable to assets still held as of September 30, 2009 that are recorded in gains/(losses) on trading assets.
(4)	Unrealized losses are attributable to liabilities still held as of September 30, 2009 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2008
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$209,360	$(17,525)	$-	$175	$-	$192,010
Total available-for-sale securities	209,360	(17,525)	-	175	-	192,010
Trading:
Floating rate asset-backed securities(1)	7,414	(143)	(2,914)	-	-	4,357
Fixed rate GSE preferred stock(1)	-	(338)	(12,073)	-	179,100	166,689
Total trading investment securities	7,414	(481)	(14,987)	-	179,100	171,046
Total investment securities	216,774	(18,006)	(14,987)	175	179,100	363,056
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	391,904	(64,387)	-	2,203	24,992	354,712
Farmer Mac II	-	-	-	419	493,578	493,997
Rural Utilities	901,639	(500,000)	-	(154)	-	401,485
Total available-for-sale	1,293,543	(564,387)	-	2,468	518,570	1,250,194
Trading:
Farmer Mac II(2)	450,562	26,218	100	-	-	476,880
Rural Utilities(1)	441,685	(5,735)	381	-	-	436,331
Total trading	892,247	20,483	481	-	-	913,211
Total Farmer Mac Guaranteed Securities	2,185,790	(543,904)	481	2,468	518,570	2,163,405
Total Assets at fair value	$2,402,564	$(561,910)	$(14,506)	$2,643	$697,670	$2,526,461
Liabilities:
Financial Derivatives(3)	$(1,457)	$-	$248	$-	$-	$(1,209)
Total Liabilities at fair value	$(1,457)	$-	$248	$-	$-	$(1,209)
Nonrecurring:
Loans held for sale	$142,695	$(79,534)	$41	$-	$-	$63,202

(1)	Unrealized gains/(losses) are attributable to assets still held as of September 30, 2008 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of approximately $455,000 attributable to assets still held as of September 30, 2008 that are recorded in gains/(losses) on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2008 and are recorded in (losses)/gains on financial derivatives.

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant Level 3 inputs to determine fair value for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2009
		Purchases,	Realized and	Unrealized
		Sales,	Unrealized	Gains/(Losses)
		Issuances and	Gains/(Losses)	included in Other
	Beginning	Settlements,	included in	Comprehensive	Net Transfers In
	Balance	net	Income	Income	and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$178,577	$(119,850)	$-	$14,008	$-	$72,735
Floating rate GSE subordinated debt	-	-	-	11,184	49,132	60,316
Fixed rate GSE preferred stock	-	(35)	-	7,904	90,657	98,526
Total available-for-sale investment securities	178,577	(119,885)	-	33,096	139,789	231,577
Trading:
Floating rate asset-backed securities(1)	2,211	(645)	282	-	-	1,848
Fixed rate GSE preferred stock(2)	161,552	(990)	25,685	-	(90,657)	95,590
Total trading	163,763	(1,635)	25,967	-	(90,657)	97,438
Total investment securities	342,340	(121,520)	25,967	33,096	49,132	329,015
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	349,292	(2,188)	-	(1,281)	(288,012)	57,811
Farmer Mac II	522,565	160,574	-	12,890	-	696,029
Rural Utilities	639,837	1,195,000	-	20,508	-	1,855,345
Total available-for-sale	1,511,694	1,353,386	-	32,117	(288,012)	2,609,185
Trading:
Farmer Mac II(3)	496,863	(67,320)	7,310	-	-	436,853
Rural Utilities(1)	442,687	(11,994)	23,430	-	-	454,123
Total trading	939,550	(79,314)	30,740	-	-	890,976
Total Farmer Mac Guaranteed Securities	2,451,244	1,274,072	30,740	32,117	(288,012)	3,500,161
Total Assets at fair value	$2,793,584	$1,152,552	$56,707	$65,213	$(238,880)	$3,829,176
Liabilities:
Financial Derivatives(4)	$(3,719)	$-	$(216)	$-	$-	$(3,935)
Total Liabilities at fair value	$(3,719)	$-	$(216)	$-	$-	$(3,935)
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$(315)	$-	$28,644	$28,329
REO	-	(31,609)	-	-	41,786	10,177
Total Assets at fair value	$-	$(31,609)	$(315)	$-	$70,430	$38,506

(1)	Unrealized gains are attributable to assets still held as of September 30, 2009 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of $15.6 million for assets still held as of September 30, 2009 that are recorded in gains/(losses) on trading assets.
(3)	Includes unrealized gains of approximately $8.6 million attributable to assets still held as of September 30, 2009 that are recorded in gains/(losses) on trading assets.
(4)	Unrealized losses are attributable to liabilities still held as of September 30, 2009 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2008
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$62,406	$-	$(1,940)	$131,544	$192,010
Floating rate corporate debt securities	-	400,000	-	(669)	(399,331)	-
Fixed rate corporate securities	500,138	-	-	2,951	(503,089)	-
Total available-for-sale securities	500,138	462,406	-	342	(770,876)	192,010
Trading:
Floating rate asset-backed securities(1)	8,179	(771)	(3,051)	-	-	4,357
Fixed rate mortgage-backed securities	415,813	29,367	13,846	-	(459,026)	-
Fixed rate GSE preferred stock(1)	-	(338)	(12,073)	-	179,100	166,689
Total trading	423,992	28,258	(1,278)	-	(279,926)	171,046
Total investment securities	924,130	490,664	(1,278)	342	(1,050,802)	363,056
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	(15,161)	-	5,923	24,992	354,712
Farmer Mac II	-	-	-	419	493,578	493,997
Rural Utilities	-	(500,000)	-	(935)	902,420	401,485
Total available-for-sale	338,958	(515,161)	-	5,407	1,420,990	1,250,194
Trading:
Farmer Mac II(2)	428,670	46,715	1,495	-	-	476,880
Rural Utilities(1)	-	(5,735)	(16,960)	-	459,026	436,331
Total trading	428,670	40,980	(15,465)	-	459,026	913,211
Total Farmer Mac Guaranteed Securities	767,628	(474,181)	(15,465)	5,407	1,880,016	2,163,405
Total Assets at fair value	$1,691,758	$16,483	$(16,743)	$5,749	$829,214	$2,526,461
Liabilities:
Financial Derivatives(3)	$(1,106)	$-	$(103)	$-	$-	$(1,209)
Total Liabilities at fair value	$(1,106)	$-	$(103)	$-	$-	$(1,209)

Nonrecurring:
Loans held for sale	$-	$(79,534)	$(20)	$-	$142,756	$63,202

(1)	Unrealized losses are attributable to assets still held as of September 30, 2008 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of approximately $2.3 million attributable to assets still held as of September 30, 2008 that are recorded in gains/(losses) on trading assets.
(3)	Unrealized losses are attributable to liabilities still held as of September 30, 2008 and are recorded in (losses)/gains on financial derivatives.

Fair Value Option

ASC 825 permits entities to make a one-time irrevocable election to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  One of the FASB’s stated objectives of this guidance was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

On January 1, 2008, with the adoption of ASC 825, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During 2008, Farmer Mac elected to measure an additional $113.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Farmer Mac selected all of these assets for the fair value option because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  During the nine months of 2009, Farmer Mac did not elect the fair value option for any assets or liabilities.

Impact of Adopting Fair Value Option to Retained Earnings as of January 1, 2008
	Carrying Value
	as of January 1, 2008		Fair Value as of
	Prior to Adoption of		January 1, 2008
	Fair Value	Transition	After Adoption of
	Option	Gain	Fair Value Option
	(in thousands)
Available-for-sale Investment Securities (1):
Fixed rate GSE preferred stock	$184,655	$2,783	$184,655
Fixed rate mortgage-backed securities	415,813	14,504	415,813

Held-to-maturity Farmer Mac Guaranteed Securities:
Farmer Mac II Guaranteed Securities	427,330	1,340	428,670

Pre-tax cumulative effect of adoption		18,627
Tax effect		6,519

Cumulative effect of adoption to beginning retained earnings		$12,108

(1)
Farmer Mac adopted the fair value option for certain securities classified within its investment portfolio previously classified as available-for-sale.  These securities are presented in the condensed consolidated balance sheet at fair value in accordance with ASC Topic 320, Investments - Debt and Equity Securities, (“ASC 320”), and the amount of transition gain was recognized in accumulated other comprehensive income/loss prior to the adoption of ASC 825.

For the three months and nine months ended September 30, 2009, Farmer Mac recorded net gains on trading assets of $25.0 million and $56.4 million, respectively, for changes in fair values of the assets selected for the fair value option, compared to net losses on trading assets of $11.6 million and $18.6 million for the same periods ended September 30, 2008.  These gains/(losses) are recognized as “Gains/(losses) on trading assets” in the condensed consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of September 30, 2009 and December 31, 2008 in accordance with ASC 825-10-50-10 to 50-19 (formerly FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments):

	September 30, 2009		December 31, 2008
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$274,894	$274,894	$278,412	$278,412
Investment securities	1,021,479	1,021,479	1,235,859	1,235,859
Farmer Mac Guaranteed Securities	3,500,161	3,500,161	2,451,244	2,451,244
Loans	743,699	727,234	789,613	774,596
Financial derivatives	21,099	21,099	27,069	27,069
Interest receivable	56,206	56,206	73,058	73,058
Guarantee and commitment fees receivable:
LTSPCs	16,646	18,322	20,434	19,232
Farmer Mac Guaranteed Securities	31,503	36,150	36,071	41,877

Financial liabilities:
Notes payable:
Due within one year	3,159,434	3,155,589	3,773,430	3,757,099
Due after one year	2,031,031	1,962,591	944,490	887,999
Financial derivatives	127,607	127,607	181,183	181,183
Accrued interest payable	37,388	37,388	40,470	40,470
Guarantee and commitment obligation:
LTSPCs	15,486	17,162	19,058	17,856
Farmer Mac Guaranteed Securities	27,002	31,649	31,291	37,098

The carrying value of cash and cash equivalents, certain short-term investment securities, interest receivable and accrued interest payable is a reasonable estimate of their approximate fair value.  Farmer Mac estimates the fair value of its loans, guarantee and commitment fees receivable/obligation and notes payable by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.

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

•	the availability of reasonable rates and terms of debt financing to Farmer Mac;

•	fluctuations in the fair value of assets held by Farmer Mac, particularly in volatile markets;
•	legislative or regulatory developments that could affect Farmer Mac;
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

•	the severity and duration of current economic and financial conditions generally and within the agricultural and rural utilities sectors in particular;
•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac; and
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities.

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

During second quarter 2009, Farmer Mac amended its critical accounting policy relating to other-than-temporary impairments upon the adoption of ASC 320-10-35-33 (formerly FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).  This guidance amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The existing recognition and measurement guidance related to other-than-temporary impairments of equity securities was not amended.

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

Results of Operations

Overview.  Farmer Mac’s net income available to common stockholders for third quarter 2009 was $17.9 million or $1.74 per diluted common share, compared to a net loss of $106.1 million or $10.55 per diluted common share for third quarter 2008.  Net income available to common stockholders for the nine months ended September 30, 2009 was $76.8 million or $7.54 per diluted common share, compared to a net loss of $93.0 million or $9.33 per diluted common share for the nine months ended September 30, 2008.  Farmer Mac’s results for both the three and nine month periods ended September 30, 2008 were severely adversely impacted by losses on investment securities that were subsequently liquidated during 2009.  Subsequent to those events and a change in management, Farmer Mac revised its investment portfolio guidelines and revamped its funding strategies with the intent to reduce Farmer Mac’s exposure to adverse financial market volatility and to preserve and rebuild capital.  Farmer Mac’s excess capital above its statutory minimum capital requirement, which had fallen to as low as $13.5 million as of December 31, 2008, was $126.3 million as of September 30, 2009.

Farmer Mac’s non-performing assets were $84.8 million (1.94 percent) as of September 30, 2009, compared to $97.1 million as of June 30, 2009 (2.17 percent).  This decrease was due to the third quarter sale of three of Farmer Mac’s four ethanol facilities that had been classified as REO as of June 30, 2009 (the fourth facility was sold in October 2009).  REO properties are included in Farmer Mac’s non-performing assets but not in 90-day delinquencies.  Farmer Mac’s 90-day delinquencies increased from $42.3 million (0.95 percent) as of June 30, 2009 to $59.4 million (1.36 percent) as of September 30, 2009.

As of September 30, 2009, Farmer Mac’s ethanol exposure, which includes loans, loans subject to LTSPCs and REO, was $275.8 million, with exposure to 29 different plants, and an additional $35.8 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac is not seeking to add more ethanol loan exposure to its portfolio.  See “—Risk Management—Credit Risk – Loans” for more detail about Farmer Mac’s ethanol portfolio.

During third quarter 2009, Farmer Mac recorded a provision to its allowance for losses of $3.2 million, compared to a provision of $0.6 million during third quarter 2008.  For the nine months ended September 30, 2009, offsetting provisions and releases related to the allowance for losses resulted in net provisions of $3.0 million, compared to net provisions of $0.6 million for the nine months ended September 30, 2008.  As of September 30, 2009, the total allowance for losses was $12.5 million, compared to $16.4 million as of December 31, 2008.

Farmer Mac’s non-performing assets were down slightly from higher levels reported earlier during the year.  Those reductions are in part a result of the reclassification of certain ethanol loans from “in bankruptcy” during second quarter 2009 to REO and having been sold with subsequent loans to the purchasers classified as current as of September 30, 2009.  Much of the remainder of the portfolio continues to benefit from the cumulative strong performance of the U.S. agricultural economy over the past several years, which has enabled most agricultural producers in stressed industries to manage current economic pressures and meet their obligations on mortgage loans.  However, based on the potential decline in the profitability of certain agricultural industries, Farmer Mac expects that delinquencies are likely to increase during the remainder of 2009 and beyond, although any such delinquencies and related credit losses are expected to remain within Farmer Mac’s historical experience but likely greater than the historical average.  See “—Results of Operations—Outlook” and “—Risk Management—Credit Risk – Loans” for more detail about the outlook for certain agricultural industries.

Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic earnings.  Consistent with that trend, Farmer Mac’s third quarter loss on financial derivatives was $7.7 million, compared to a loss of $19.0 million during third quarter 2008.  For the nine months ended September 30, 2009, the gain on financial derivatives was $15.5 million, compared to a loss of $29.7 million for the nine months ended September 30, 2008.  Fair value gains on trading assets totaled $25.0 million for third quarter 2009, compared to losses of $14.5 million for third quarter 2008.  For the nine months ended September 30, 2009, the gains on trading assets totaled $56.7 million, compared to losses of $21.7 million for the nine months ended September 30, 2008.  While these volatile changes in fair values may at times produce significant income, as has been the case in 2009, they may also produce significant losses, as has been the case in previous reporting periods.  Future changes in those values cannot be reliably predicted; however, as of September 30, 2009 the cumulative fair value after-tax losses recorded on financial derivatives was $69.2 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may on its own produce either income or expense, but is expected to generate positive effective net spread when combined with the interest earned and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  This positive effective net spread will continue to build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations will have no permanent effect upon maturity.

During third quarter 2009, Farmer Mac recorded an other-than-temporary impairment loss of $1.6 million to write down the Corporation’s $49.9 million investment in the unsecured debt of HSBC Finance to its fair value of $48.3 million as of September 30, 2009.  Subsequent to September 30, 2009, Farmer Mac sold $20.0 million of the HSBC Finance debt for $19.5 million.  That sale resulted in a loss of $0.5 million on Farmer Mac’s initial investment, but a gain of $0.1 million during fourth quarter 2009 because the sale proceeds exceeded the carrying value that reflected the other-than-temporary impairment loss recorded during third quarter 2009.  To mitigate the credit exposure related to Farmer Mac’s remaining $28.9 million investment in HSBC Finance debt, during fourth quarter 2009 Farmer Mac entered into a credit default swap covering the balance.  The credit default swap protects Farmer Mac against any future default by HSBC Finance and provides an offset to further fluctuations in the fair value of the remaining investment.

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

To assist in the comparison of results to prior periods, the table below summarizes many of the items discussed above as they relate to Farmer Mac’s results of operations for the three and nine month periods ended September 30, 2009 and 2008 and reconciles those items as separate components of net income available to common stockholders, distinct from the recurring items during the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Recurring items:
Guarantee and commitment fees	$8,168	$7,281	$23,486	$20,574
Net interest income including realized gains/(losses) on financial derivatives	10,737	11,455	31,038	43,332
Other income	874	192	1,209	1,315
Credit related charges	(3,390)	(655)	(3,226)	(742)
Operating costs	(5,840)	(8,322)	(20,362)	(21,196)
Related tax expense	(3,176)	(3,137)	(9,963)	(13,984)
Preferred stock dividends	(4,368)	(578)	(12,434)	(1,698)
Subtotal	3,005	6,236	9,748	27,601
Items resulting from fair value fluctuations:
Fair value changes in financial derivatives	1,327	(9,153)	47,606	(9,404)
Fair value changes in trading assets	25,047	(14,507)	56,707	(21,664)
Related tax (expense)/benefit	(9,231)	8,281	(36,510)	10,874
Subtotal	17,143	(15,379)	67,803	(20,194)
Other items:
Other-than-temporary impairment losses	(1,621)	(97,108)	(3,994)	(102,452)
Gains on asset sales and debt repurchases	63	2,286	4,494	2,436
Related tax expense	(690)	(2,171)	(1,248)	(353)
Subtotal	(2,248)	(96,993)	(748)	(100,369)
Net income available to common stockholders	$17,900	$(106,136)	$76,803	$(92,962)

Set forth below is a more detailed discussion of Farmer Mac’s results of operations.

Net Interest Income.  For third quarter 2009, net interest income was $19.8 million, compared to $21.3 million for third quarter 2008.  For the nine months ended September 30, 2009, net interest income was $63.1 million, compared to $63.6 million for the nine months ended September 30, 2008.  During 2009, Farmer Mac has maintained uninterrupted access to the capital markets at favorable rates, though the Corporation’s short-term borrowing costs relative to LIBOR returned to historical levels during third quarter 2009.  Toward the end of 2008 and into 2009, Farmer Mac reduced the size of its liquidity investment portfolio as it positioned the portfolio to preserve capital and reduce risk.  The reduced level of investment has decreased the net interest income earned from that portfolio compared to earlier periods.  The net interest yield was 169 basis points for the nine months ended September 30, 2009, compared to 150 basis points for the nine months ended September 30, 2008.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2009 and 2008.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average rate earned on cash and investments reflects lower short-term market rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The lower average rate on loans and Farmer Mac Guaranteed Securities during the nine months ended September 30, 2009 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during the latter part of 2008 and 2009.

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$1,457,216	$22,303	2.04%	$3,218,258	$97,305	4.03%
Loans and Farmer Mac
Guaranteed Securities	3,527,656	109,428	4.14%	2,430,259	102,199	5.61%
Total interest-earning assets	4,984,872	131,731	3.52%	5,648,517	199,504	4.71%

Funding:
Notes payable due within one year	3,109,850	20,306	0.87%	3,824,478	81,287	2.83%
Notes payable due after one year	1,662,863	48,287	3.87%	1,589,692	54,598	4.58%
Total interest-bearing liabilities	4,772,713	68,593	1.92%	5,414,170	135,885	3.35%
Net non-interest-bearing funding	212,159	-		234,347	-
Total funding	$4,984,872	68,593	1.83%	$5,648,517	135,885	3.21%
Net interest income/yield		$63,138	1.69%		$63,619	1.50%

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

	For the Nine Months Ended September 30, 2009
	Compared to the Nine Months Ended
	September 30, 2008
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(35,577)	$(39,425)	$(75,002)
Loans and Farmer Mac Guaranteed Securities	(31,262)	38,491	7,229
Total	(66,839)	(934)	(67,773)
Expense from interest-bearing liabilities	(52,686)	(14,606)	(67,292)
Change in net interest income	$(14,153)	$13,672	$(481)

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

Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives.  For the three months ended September 30, 2009, this resulted in an increase of the net interest yield of $7.8 million (61 basis points), compared to an increase of the net interest yield of $8.8 million (63 basis points) for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, this resulted in an increase of the net interest yield of $28.4 million (76 basis points), compared to an increase of the net interest yield of $18.9 million (45 basis points) for the nine months ended September 30, 2008.

Farmer Mac’s net interest income and net interest yields for the three months ended September 30, 2009 and 2008 included the benefits of yield maintenance payments of $0.1 million (0 basis points) and $0.2 million (2 basis points), respectively.  The net interest yields for the nine months ended September 30, 2009 and 2008 included the benefits of yield maintenance payments of $0.4 million (1 basis point) and $3.2 million (7 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  As these figures demonstrate, the amounts of these payments, which are largely the result of borrower refinancing, were greatly reduced in 2009 compared to 2008.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)

Net interest income/yield	$19,797	1.54%	$21,323	1.52%	$63,138	1.69%	$63,619	1.50%
Expense related to financial derivatives	(7,834)	-0.61%	(8,795)	-0.63%	(28,358)	-0.76%	(18,915)	-0.45%
Yield maintenance payments	(50)	0.00%	(249)	-0.02%	(423)	-0.01%	(3,161)	-0.07%
Net spread	$11,913	0.93%	$12,279	0.87%	$34,357	0.92%	$41,543	0.98%

Provision for Loan Losses.  During the three and nine months ended September 30, 2009, Farmer Mac recorded provisions to its allowance for loan losses of $3.1 million and $0.9 million, respectively, compared to provisions of $0.7 million  in each of the same periods in 2008.  As of September 30, 2009, Farmer Mac’s total allowance for loan losses was $4.9 million, compared to $10.9 million as of December 31, 2008.  See “—Risk Management—Credit Risk – Loans.”

Provision for Losses.  During the three and nine months ended September 30, 2009, Farmer Mac recorded provisions for losses of $0.1 million and $2.1 million, respectively, for losses related to its guarantee activities and LTSPCs, compared to releases of reserves for losses of $0.1 million in each of the same periods in 2008.  As of September 30, 2009, Farmer Mac’s reserve for losses was $7.6 million, compared to $5.5 million as of December 31, 2008.

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $8.2 million for third quarter 2009 and $23.5 million for the nine months ended September 30, 2009, compared to $7.3 million and $20.6 million, respectively, for the same periods in 2008.  As noted above, Farmer Mac’s guarantee and commitment fees increased in 2009 because of increases in both the average fees charged and the average level of guarantees and commitments outstanding.  In both cases, the increases are attributable to the rural utilities business added since June 30, 2008.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting available under ASC Topic 815 (“ASC 815”), Derivatives and Hedging (formerly FASB Statement No. 133).  The net effect of gains and losses on financial derivatives for the three and nine months ended September 30, 2009 was a net loss of $7.7 million and a net gain of $15.5 million, respectively, compared to net losses of $19.0 million and $29.7 million, respectively, for the same periods in 2008.  The components of gains and losses on financial derivatives for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Realized:
Expense related to financial derivatives	$(7,834)	$(8,795)	$(28,358)	$(18,915)
Losses due to terminations or net settlements	(1,172)	(965)	(3,550)	(1,030)
Unrealized gains/(losses) due to fair value changes	1,327	(9,153)	47,606	(9,404)
Amortization of financial derivatives transition adjustment	(54)	(108)	(192)	(342)
(Losses)/gains on financial derivatives	$(7,733)	$(19,021)	$15,506	$(29,691)
The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap contracts is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on mortgage-backed securities and the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in market interest rates.  The amortization of the financial derivatives transition adjustment reflects the reclassification into earnings of the unrealized losses on financial derivatives included in accumulated other comprehensive income/(loss) as a result of the adoption of ASC 815.  The remaining financial derivatives transition adjustment of $0.1 million will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

Gains and Losses on Trading Assets.  During the three and nine months ended September 30, 2009, Farmer Mac recognized gains on trading assets of $25.0 million and $56.7 million, respectively, compared to losses of $14.5 million and $21.7 million, respectively, for the same periods in 2008. The gains recognized during third quarter 2009 are primarily the result of increases in the fair values of Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities of $8.9 million and $13.0 million, respectively. Gains on trading assets are discussed further in Note 7 to the condensed consolidated financial statements.  During first quarter 2009, Farmer Mac changed the inputs to its discounted cash flow model used to estimate the fair value of its investments in thinly traded GSE preferred stock.  The benchmark securities previously used to derive credit spreads for estimates of fair value as of September 30, 2008 and December 31, 2008 were preferred stock issued by large national financial institutions.  The preferred stock securities of these large financial institutions experienced significant volatility during first quarter 2009 due to changes in the credit quality of the issuers and the market expectations regarding projected cash flows for the securities.  The change in the market expectations of projected future cash flows for those securities was inconsistent with the Farm Credit System preferred stock owned by Farmer Mac.  Had Farmer Mac estimated the fair value of the Farm Credit System preferred stock as of December 31, 2008 using the new methodology in place as of March 31, 2009, the fair values of those securities would have been $175.0 million, an increase of approximately $13.4 million from the estimated fair value of $161.6 million as of December 31, 2008.

Gains and Losses on Sale of Available-for-Sale Investment Securities.  During the three and nine months ended September 30, 2009, Farmer Mac realized gains of $0.1 million and $2.9 million, respectively, from the sale of securities from its available-for-sale portfolio, compared to losses of $0.1 million and gains of $0.1 million, respectively, for the same periods in 2008.  The gain in 2009 was primarily attributable to Farmer Mac’s sale of all of its remaining investment in Lehman Brothers Holdings, Inc. senior debt securities as to which the Corporation had recorded $54.5 million in other-than-temporary impairment losses during 2008.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $2.4 million for third quarter 2009 and $8.3 million for the nine months ended September 30, 2009, compared to $4.1 million and $8.3 million, respectively, for the same periods in 2008.  The higher level of expenses in third quarter 2008 resulted from advisory fees related to the issuance of preferred stock and legal and other advisory fees related to corporate governance matters.

Regulatory Fees.  Regulatory fees for the three and nine months ended September 30, 2009 were $0.5 million and $1.5 million, respectively, compared to $0.5 million and $1.5 million, respectively, for the same periods in 2008.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2010 will be $2.3 million, compared to $2.1 million for the federal fiscal year ended September 30, 2009.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense/Benefit.  Income tax expense totaled $13.1 million and $47.7 million for the three and nine months ended September 30, 2009, respectively, compared to an income tax benefit of $3.0 million and income tax expense of $3.5 million, respectively, for the same periods in 2008.  Farmer Mac’s effective tax rates for the three and nine months ended September 30, 2009 were approximately 37.0 percent and 34.8 percent, respectively, compared to approximately 2.7 percent and (3.9) percent, respectively, for the same periods in 2008.

Business Volume.  During third quarter 2009, Farmer Mac added $707.6 million of new program volume in the form of:

•	purchases of $40.7 million of Farmer Mac I loans;
•	the placement of $37.1 million of Farmer Mac I loans under LTSPCs;
•	purchases of $76.1 million of Farmer Mac II USDA-guaranteed portions of loans;
•	purchases of $28.7 million of Rural Utilities loans; and
•	purchases of $525.0 million of Farmer Mac Guaranteed Securities – Rural Utilities.

This new business volume was partially offset by principal paydowns on outstanding loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Farmer Mac’s outstanding program volume was $10.8 billion as of September 30, 2009.

The following table sets forth Farmer Mac’s loan purchase, guarantee, and commitment activities for newly originated and current seasoned loans during the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Loan purchase and guarantee and commitment activity:
Farmer Mac I:
Loans	$40,732	$33,179	$108,446	$124,485
LTSPCs	37,083	239,170	125,520	408,923
AgVantage	-	475,000	-	475,000
Farmer Mac II Guaranteed Securities	76,119	83,672	251,496	216,486
Rural Utilities:
Loans	28,644	-	28,644	-
Guaranteed Securities	525,000	-	1,695,000	1,330,676
Total purchases, guarantees and commitments	$707,578	$831,021	$2,209,106	$2,555,570

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2009 and third quarter 2008 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2009 and third quarter 2008, 59 percent and 75 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 12.2 years and 15.4 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2009 and third quarter 2008 was 2.6 years and 9.1 years, respectively.

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

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$40,732	$33,179	$108,446	$124,485

Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	841	344	841	648

Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	-	213	2,216	1,072

Defaulted loans purchased underlying LTSPCs	13,188	-	16,608	26

Total loan purchases	$54,761	$33,736	$128,111	$126,231

Outlook.  During third quarter 2009, the disruptions in the capital markets that began in 2008 and led to a sharp downturn in the national economy continued to ease.  While Farmer Mac’s medium-term note issuance was somewhat limited by market conditions near the end of 2008, during 2009 Farmer Mac has regularly issued medium-term notes, with maturities ranging from one to fifteen years.  For several quarters prior to second quarter 2009, Farmer Mac had been able to issue shorter term discount notes at historically wide spreads below LIBOR as investors sought safety in the debt of the U.S. government and GSEs.  Those spreads returned to historical levels during second quarter 2009, primarily as a result of improved investor confidence in non-GSE issuers.  During third quarter 2009, those spreads were consistent with the historical levels prior to third quarter 2008.

To date in 2009, conditions in the agricultural sector have generally continued to be more stable than the national economy in general, but the sector is not insulated from the effects of the economic downturn.  The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions and, in fact, often compete with one another.  While some industries continue to prosper, others, such as the protein sector (i.e., cattle, poultry and pork producers) are being pressured by falling prices for their products and elevated input costs.  In recent months, the pressure on the ethanol industry has moderated somewhat as the cost of corn, the primary input, has decreased, and the price of ethanol has risen compared to the levels prevailing in the summer of 2008 when the ethanol sector first started experiencing stress.  The dairy sector continues to experience operating losses due to oversupply and the worldwide economic slowdown.  Farmer Mac will continue to monitor closely developments in industries experiencing stress, but anticipates that loan problems in those industries are likely to increase during the remainder of 2009 and beyond, which could lead to higher delinquencies, provisions for losses and charge-offs.  These cyclical credit issues are expected to remain within Farmer Mac’s historical experience but are likely to be greater than the historical average.

With respect to the agricultural operating and lending markets, recent farmland sales have not reflected the level of buyer confidence that has been evident over the past several years, as farm real estate values appear slightly lower in most U.S. agricultural regions.  Farm input costs and current commodity prices have significantly squeezed profits and the related demand for farmland, especially in the protein sector and stressed irrigation water areas.  Additionally, non-farmer investors who bought farmland during the past several years contributed to the rise in farm real estate values over that time, and these farmland buyers are notably fewer under current economic and market conditions.  Although these factors have slowed the rapid farm real estate value appreciation of the past several years, Farmer Mac generally expects farmland values to remain stable.

Farmer Mac foresees opportunities for business growth in the rural utilities segment, a new area for Farmer Mac as a result of the legislative expansion of its charter in May 2008.  Farmer Mac’s expansion into the rural utilities sector has led to $2.3 billion of loans and Farmer Mac Guaranteed Securities – Rural Utilities outstanding as of September 30, 2009.  That business has been largely concentrated in the extension of credit to National Rural in the form of notes representing general obligations of National Rural and secured by eligible rural utilities loans in an amount at least equal to the total principal amount of notes outstanding.  For more information about those obligations, which are similar in structure to AgVantage securities issued under the Farmer Mac I program, see “—Risk Management—Credit Risk – Institutional.”  Farmer Mac’s outlook for the rural utilities industry and its business prospects in that area have not changed since disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook for 2009” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Balance Sheet Review

Assets.  Total assets as of September 30, 2009 were $5.7 billion, compared to $5.1 billion as of December 31, 2008.  That increase is a result of Farmer Mac’s on-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) increasing $1.0 billion to a total of $4.2 billion and non-program assets decreasing $0.4 billion to $1.5 billion as of September 30, 2009.  The increase in program assets was largely a result of the purchase of Farmer Mac Guaranteed Securities – Rural Utilities, partially offset by the first quarter 2009 sale of $354.5 million of loans and ongoing borrower paydowns of loans and loans underlying Farmer Mac Guaranteed Securities.

As of September 30, 2009, Farmer Mac had $274.9 million of cash and cash equivalents compared to $278.4 million as of December 31, 2008.  As of September 30, 2009, Farmer Mac had $1.0 billion of investment securities compared to $1.2 billion as of December 31, 2008.

The following table summarizes Farmer Mac’s $1.0 billion of investment securities and the unrealized gains and losses as of September 30, 2009.

	September 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(1,365)	$72,735
Floating rate asset-backed securities	67,352	140	(41)	67,451
Floating rate corporate debt securities	292,807	9	(2,708)	290,108
Floating rate Government/GSE guaranteed mortgage-backed securities	328,395	798	(1,067)	328,126
Fixed rate GSE guaranteed mortgage-backed securities	6,451	328	-	6,779
Floating rate GSE subordinated debt	70,000	-	(9,684)	60,316
Fixed rate GSE preferred stock	90,622	7,904	-	98,526
Total available-for-sale	929,727	9,179	(14,865)	924,041

Trading:
Floating rate asset-backed securities	6,850	-	(5,002)	1,848
Fixed rate GSE preferred stock	89,816	5,774	-	95,590
Total trading	96,666	5,774	(5,002)	97,438
Total investment securities	$1,026,393	$14,953	$(19,867)	$1,021,479

The unrealized losses on the investment securities classified as trading have been recognized in retained earnings and, as such, reduced Farmer Mac’s core capital for regulatory compliance purposes.  The unrealized losses on available-for-sale investment securities are recorded to “Accumulated other comprehensive income/(loss)” in the equity section of Farmer Mac’s condensed consolidated balance sheets.  Accumulated other comprehensive income/(loss) is not a component of Farmer Mac’s core capital for regulatory capital compliance purposes.  Therefore, such losses do not impact Farmer Mac’s regulatory capital compliance measures.  If such losses were realized, either through sale or determination that the unrealized losses were other-than-temporary, Farmer Mac’s regulatory capital compliance measures would be affected as such items would be recorded through retained earnings, which is a component of Farmer Mac’s core capital for regulatory capital compliance purposes.

During third quarter 2009, Farmer Mac accepted an exchange offer extended by CoBank, ACB, an institution of the Farm Credit System and a government-sponsored enterprise, whereby Farmer Mac tendered all of its outstanding shares of CoBank’s 7.814 percent Series A Cumulative Perpetual Preferred Stock ($88.5 million par value) in exchange for an equal amount of shares and par value of CoBank’s newly issued 11.0 percent Series D Non-Cumulative Subordinated Perpetual Preferred Stock.  Farmer Mac recorded the newly acquired shares at $90.7 million, the estimated fair value of the surrendered shares on the date of the exchange, and elected to classify the newly acquired equity securities as available-for-sale in accordance with ASC Topic 320, Investments-Debt and Equity Securities (formerly FASB Statement No. 115).  Farmer Mac had elected the fair value option for the surrendered Series A preferred shares and recorded the changes in fair value up until the date of the exchange through “Gains/(losses) on trading assets” on the condensed consolidated statements of operations.

The GSE subordinated debt securities are investments in CoBank.  The floating rate corporate debt securities with unrealized losses are summarized in the following table:

	September 30, 2009
	Amortized	Unrealized	Fair	S&P Credit
	Cost	Losses	Value	Rating	Maturity
	(in thousands)

Merrill Lynch & Co., Inc. (1)	$49,990	$(1,522)	$48,468	A	November 2011
Goldman Sachs	61,741	(892)	60,849	A	February 2012
Morgan Stanley	34,953	(160)	34,793	A	Various through January 2011
Wachovia Corp. (2)	9,954	(95)	9,859	AA-	October 2011
Credit Suisse USA Inc.	25,000	(19)	24,981	A+	Various through August 2011
John Deere Capital Corp	20,000	(17)	19,983	A	July 2010
Aleutian Investments LLC (3)	3,750	(3)	3,747	A/*-	April 2010
HSBC Finance (4)	48,293	-	48,293	A	Various through July 2012
	$253,681	$(2,708)	$250,973

(1) Merrill Lynch & Co., Inc. was acquired by Bank of America in January 2009.
(2) Wachovia Corp. was acquired by Wells Fargo in January 2009.
(3) Aleutian Investments LLC was put on credit watch negative (*-) in September 2009.
(4) The amortized cost of this investment was written down to its fair value resulting in no unrealized loss as of September 30, 2009.

Farmer Mac continues to evaluate the inherent risks of holding each of its investment securities in an unrealized loss position.  That evaluation includes the assessment of the potential losses that could be realized (including other-than-temporary impairment charges), the likelihood of recovery (including an evaluation of the time to maturity and likelihood of repayment), the impact of recent and planned interventions by several governments and their agencies to support financial institutions, as well as the adequacy of Farmer Mac’s core capital to absorb a realized loss on the sale of a security.  Farmer Mac does not intend to sell the securities with unrealized losses and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.  Management will continue to evaluate each of these investment positions in light of the inherent risks and Farmer Mac’s capital position.

During third quarter 2009, Farmer Mac recorded an other-than-temporary impairment loss of $1.6 million to write down the Corporation’s $49.9 million investment in the unsecured debt of HSBC Finance to its fair value of $48.3 million as of September 30, 2009.  Subsequent to September 30, 2009, Farmer Mac sold $20.0 million of the HSBC Finance debt for $19.5 million.  That sale resulted in a loss of $0.5 million on Farmer Mac’s initial investment, but a gain of $0.1 million during fourth quarter 2009 because the sale proceeds exceeded the carrying value that reflected the other-than-temporary impairment loss recorded during third quarter 2009.  To mitigate the credit exposure related to Farmer Mac’s remaining $28.9 million investment in HSBC Finance debt, during fourth quarter 2009 Farmer Mac entered into a credit default swap covering the balance.  The credit default swap protects Farmer Mac against any future default by HSBC Finance and provides an offset to further fluctuations in the fair value of the remaining investment.

Liabilities and Stockholders’ Equity.  Consistent with the net increase in total assets of $626.4 million during the nine months ended September 30, 2009, total liabilities increased $436.8 million and stockholders’ equity increased $189.6 million during the same period.  The increase in liabilities was primarily due to additional debt issuance used to acquire additional program assets.  The increase in stockholders’ equity resulted primarily from $75.3 million of retained earnings, $65.6 million of other comprehensive income, and the issuance of $47.8 million of Series C Preferred Stock.

Regulatory Capital.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of September 30, 2009.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test.  As of September 30, 2009, Farmer Mac’s core capital totaled $331.0 million and exceeded its statutory minimum capital requirement of $204.7 million by $126.3 million.  As of December 31, 2008, Farmer Mac’s core capital totaled $207.0 million and exceeded its statutory minimum capital requirement of $193.5 million by $13.5 million.  As of September 30, 2009, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $37.7 million.  Farmer Mac’s regulatory capital of $343.5 million exceeded that amount by approximately $305.8 million.  Accumulated other comprehensive income/(loss) is not a component of Farmer Mac’s core capital or regulatory capital.

Farmer Mac is currently evaluating its capital position and structure, including the prospective increasing costs of its Series B Preferred Stock, with respect to its statutory and regulatory capital requirements and prospective business opportunities.  In addition to the ongoing issuance of its Series C Preferred Stock, in conjunction with the placement of pools of loans in excess of $20.0 million into a Farmer Mac program, the Corporation is exploring other potential strategies to further strengthen Farmer Mac’s capital position and reduce its overall cost of capital.  The strategies under consideration include offerings of common or preferred equity securities by Farmer Mac or a subsidiary of Farmer Mac that would be supported primarily by the cash flows from the operations of Farmer Mac or a subsidiary to which selected program assets may be transferred.  Strengthening Farmer Mac’s capital position would provide greater assurance of Farmer Mac’s continued compliance with statutory and regulatory capital requirements and its ability to accomplish its Congressional mission.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s credit exposure on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes it has little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of September 30, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of September 30, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

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

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with ASC 450-20, Loss Contingencies (formerly FASB Statement No. 5) and ASC 310-35, Receivables—Subsequent Measurement (formerly FASB Statement No. 114).  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.  Management believes that this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with ASC 450-20 and ASC 310-35.

The following table summarizes the components of Farmer Mac’s allowance for losses as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(in thousands)

Allowance for loan losses	$4,892	$10,929
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	-	869
Off-balance sheet Farmer Mac I Guaranteed Securities	1,511	535
LTSPCs	6,074	4,102
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$12,477	$16,435

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2009 and 2008:

	September 30, 2009			September 30, 2008
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning balance	$1,810	$7,496	$9,306	$1,592	$2,197	$3,789
Provision/(recovery) for losses	3,098	89	3,187	731	(91)	640
Charge-offs	(16)	-	(16)	-	-	-
Recoveries	-	-	-	6	-	6
Ending balance	$4,892	$7,585	$12,477	$2,329	$2,106	$4,435

For the Nine Months Ended:
Beginning balance	$10,929	$5,506	$16,435	$1,690	$2,197	$3,887
Provision/(recovery) for losses	939	2,079	3,018	731	(91)	640
Charge-offs	(7,741)	-	(7,741)	(108)	-	(108)
Recoveries	765	-	765	16	-	16
Ending balance	$4,892	$7,585	$12,477	$2,329	$2,106	$4,435

During the three and nine months ended September 30, 2009, Farmer Mac recorded provisions to its allowance for losses of $3.2 million and $3.0 million, respectively, compared to provisions of $0.6 million for the same periods in 2008.  Farmer Mac recorded $16,000 and $7.7 million of charge-offs in the three and nine months ended September 30, 2009, respectively, against the allowance for losses, and no charge-offs and $0.1 million of charge-offs for the same periods in 2008.  Farmer Mac recorded no recoveries in the three months ended September 30, 2009 and $0.8 million in recoveries in the nine months ended September 30, 2009, compared to $6,000 and $16,000, respectively, for the same periods in 2008.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in third quarter 2009 or third quarter 2008.  As of September 30, 2009, Farmer Mac’s allowance for losses totaled $12.5 million, or 28 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $16.4 million or 33 basis points as of December 31, 2008.

As of September 30, 2009, Farmer Mac’s 90-day delinquencies were $59.4 million (1.36 percent), compared to $11.5 million (0.23 percent) as of September 30, 2008.  Ethanol loans comprised $18.5 million of the 90-day delinquencies as of September 30, 2009.  Farmer Mac’s non-performing assets were down slightly from higher levels reported earlier during the year.  Those reductions are in part a result of the reclassification of certain ethanol loans from “in bankruptcy” during second quarter 2009 to REO and having been sold with subsequent loans to the purchasers classified as current as of September 30, 2009.  The remainder of the portfolio benefits from the cumulative strong performance of the U.S. agricultural economy over the past several years, which has enabled most agricultural producers in stressed industries to manage current economic pressures and meet their obligations on mortgage loans.   As of September 30, 2009, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans.  As of September 30, 2009, Farmer Mac’s non-performing assets totaled $84.8 million (1.94 percent), compared to $32.9 million (0.66 percent) as of September 30, 2008.  Ethanol loans comprised $28.4 million of non-performing assets as of September 30, 2009.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

As of September 30, 2009, Farmer Mac’s ethanol exposure, which includes loans, loans subject to LTSPCs and REO, was $275.8 million on 29 different plants, with an additional $35.8 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac is not seeking to add more ethanol loan exposure to its portfolio.

During fourth quarter 2008, VeraSun Energy Corporation and its subsidiaries filed for Chapter 11 bankruptcy.  VeraSun’s subsidiaries operated four ethanol plants that secured $43.9 million of outstanding loan participations in Farmer Mac’s portfolio.  As of March 31, 2009, Farmer Mac’s carrying value on the loans, net of a specific allowance of $12.1 million, was $31.8 million.  As of June 30, 2009, Farmer Mac classified its interests in the underlying ethanol plants as REO and recorded its investment at the estimated net realizable value of $41.0 million, which was the estimated fair value of the ethanol plants less anticipated selling costs.  Farmer Mac considered many factors in determining its best estimate of fair value, including sales price and financing terms, collectability of the sales price, credit standing and risk of loss of the purchaser, operating capacity of the plants and adequacy of cash flow projections, and an independent third-party appraisal.  Due to the distressed nature of the bankruptcy auction in April 2009, Farmer Mac ultimately concluded that the sales prices negotiated in third quarter 2009 were the best evidence of the fair values of the REO properties as of the date of acquisition of the REO properties.  Those fair values resulted in charge-offs of $5.7 million and the release of the remaining $6.3 million of the specific allowance outstanding as of March 31, 2009.

Farmer Mac, as a member of each of the four lender groups, sold three of the four ethanol plants during third quarter 2009 and completed the sale of the fourth plant in October 2009.  Although the terms of sale and the participants in the lending group vary among each of the four ethanol plants, in each case the lending group provided a significant portion of the financing to the purchasers.  As of September 30, 2009, Farmer Mac classified its outstanding loans resulting from the sale of three ethanol plants as “Loans held for investment” on the condensed consolidated balance sheets and recorded its investment at $31.8 million, which includes $33.5 million of unpaid principal loan balances, net of a $1.7 million deferred gain resulting from the sale of the three REO properties.  Because the lender groups provided a significant portion of the financing, with little or no initial net investment from the purchasers, Farmer Mac did not recognize a gain upon the sale of the REO properties.  These gains will be recognized over time as the purchasers make principal payments on the loans.  As of September 30, 2009, the fourth ethanol plant, which was not sold until October 2009, is classified as “Real estate owned” on the condensed consolidated balance sheet and is recorded at the estimated net realizable value of $9.9 million.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2009	$4,379,450	$84,779	1.94%	$25,341	$59,438	1.36%
June 30, 2009	4,471,567	97,123	2.17%	54,816	42,307	0.95%
March 31, 2009	4,530,892	96,175	2.12%	9,941	86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%
September 30, 2008	4,989,755	32,883	0.66%	21,402	11,481	0.23%
June 30, 2008	4,937,870	28,230	0.57%	23,060	5,170	0.11%
March 31, 2008	4,933,720	31,640	0.64%	20,666	10,974	0.22%
December 31, 2007	5,063,164	31,924	0.63%	21,340	10,584	0.21%
September 30, 2007	4,891,525	37,364	0.76%	20,341	17,023	0.35%

(1) Excludes loans underlying AgVantage securities.

As of September 30, 2009, Farmer Mac individually analyzed $44.5 million of its $216.4 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $171.9 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  As of September 30, 2009, Farmer Mac had recorded specific allowances of $1.5 million for under-collateralized assets.  Farmer Mac’s non-specific or general allowances were $11.0 million as of September 30, 2009.

As of September 30, 2009, the weighted-average original loan-to-value ratio (“LTV”) for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 50.4 percent, and the weighted-average original LTV for all non-performing assets was 54.0 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of September 30, 2009 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of September 30, 2009
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	8%	$358,825	$6,828	1.90%
1997	3%	130,940	2,059	1.57%
1998	4%	188,912	4,391	2.32%
1999	6%	255,234	3,362	1.32%
2000	3%	131,728	2,047	1.55%
2001	6%	250,273	8,171	3.26%
2002	8%	338,470	2,049	0.61%
2003	8%	371,776	3,775	1.02%
2004	7%	301,054	1,098	0.36%
2005	10%	440,838	1,228	0.28%
2006	12%	510,642	14,333	2.81%
2007	10%	446,022	10,529	2.36%
2008	11%	460,295	22,272	4.84%
2009	4%	194,441	2,637	1.36%
Total	100%	$4,379,450	$84,779	1.94%

By geographic region (3):
Northwest	15%	$648,390	$25,996	4.01%
Southwest	40%	1,719,455	15,501	0.90%
Mid-North	21%	937,945	27,062	2.89%
Mid-South	12%	545,557	9,102	1.67%
Northeast	8%	350,841	2,992	0.85%
Southeast	4%	177,262	4,126	2.33%
Total	100%	$4,379,450	$84,779	1.94%

By commodity/collateral type:
Crops	37%	$1,664,468	$25,089	1.51%
Permanent plantings	19%	846,135	11,885	1.40%
Livestock	28%	1,219,408	13,995	1.15%
Part-time farm/rural housing	8%	330,965	5,371	1.62%
Ag storage and processing (including ethanol facilities)	7%	290,360	28,439	9.79%
Other	1%	28,114	-	0.00%
Total	100%	$4,379,450	$84,779	1.94%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of September 30, 2009, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
	Cumulative
	Original Loans,		Cumulative	Cumulative
	Guarantees,		Net Credit	Loss
	LTSPCs and REOs		Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,322,003		$1,593	0.05%
1997	717,213		2,493	0.35%
1998	1,088,183		3,885	0.36%
1999	1,089,318		1,291	0.12%
2000	700,344		2,285	0.33%
2001	998,893		45	0.00%
2002	1,025,834		-	0.00%
2003	842,498		-	0.00%
2004	622,941		-	0.00%
2005	751,748		131	0.02%
2006	798,507		11,104	1.39%
2007	546,015		-	0.00%
2008	511,296		1,821	0.36%
2009	154,404		-	0.00%
Total	$13,169,197		$24,648	0.19%

By geographic region (2):
Northwest	$2,490,535		$10,540	0.42%
Southwest	5,174,317		5,978	0.12%
Mid-North	2,312,384		8,132	0.35%
Mid-South	1,274,856		(314)	-0.02%
Northeast	1,002,923		83	0.01%
Southeast	914,182		229	0.03%
Total	$13,169,197		$24,648	0.19%

By commodity/collateral type:
Crops	$5,387,869		$559	0.01%
Permanent plantings	2,958,416		9,349	0.32%
Livestock	3,355,504		2,676	0.08%
Part-time farm/rural housing	891,868		339	0.04%
Ag storage and processing (including ethanol facilities)	436,876	(3)	11,725	2.68%
Other	138,664		-	0.00%
Total	$13,169,197		$24,648	0.19%

(1)	Excludes loans underlying AgVantage securities.
(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of September 30, 2009, approximately $35.8 million of the loans were not yet disbursed by the lender.

Historically, losses and collateral deficiencies have been less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat, and corn) and more prevalent in those that do not receive such support (such as the protein sector, permanent plantings and vegetables).  However, the level of government support may vary and is not necessarily the primary factor to forecast future losses and collateral deficiencies.  In Farmer Mac’s experience, another significant determinant of ultimate losses on loans is the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities.  As adverse economic conditions persist for the agricultural commodities or products related to those types of collateral, the prospective sale value of the collateral is likely to decrease and the related loans may become under-collateralized.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $48.8 million and $53.3 million as of September 30, 2009 and December 31, 2008, respectively.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by National Rural and held by Farmer Mac totaled $1.8 billion as of September 30, 2009, compared to $0.6 billion as of December 31, 2008.  In addition, outstanding off-balance sheet AgVantage Farmer Mac I Guaranteed Securities totaled $2.9 billion as of both September 30, 2009 and December 31, 2008.  The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
		S&P	Required		S&P	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

Metlife	$2,500,000	AA-	103%	$2,500,000	AA	103%
National Rural	1,825,000	A	100%	630,000	A	100%
M&I Bank	475,000	BBB	106%	475,000	A	106%
Other (1)	18,800	N/A	(2)	23,300	N/A	(2)
Total outstanding	$4,818,800			$3,628,300

(1) Consists of AgVantage securities issued by 6 and 7 different issuers as of September 30, 2009 and December 31, 2008, respectively.
(2) Ranges from 111% to 120%.

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

Credit Risk – Other Investments.  As of September 30, 2009, Farmer Mac had $274.9 million of cash and cash equivalents and $1.0 billion of investment securities.  The management of the credit risk inherent in these investments is governed by regulations promulgated by the FCA found at 12 C.F.R. §§ 652.1-652.45 (the “Investment Regulations”), which include dollar amount, issuer concentration, and credit quality limitations, as well as by Farmer Mac’s own policies.  In general, these regulations and policies require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization (“NRSRO”).  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  There are limited exceptions where a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in money market funds are further limited to those funds that are holding only instruments approved for direct purchase by Farmer Mac.

FCA’s Investment Regulations also establish concentration limits, which are intended to reduce exposure to any one counterparty.  Farmer Mac’s total credit exposure to any single issuer of securities or uncollateralized financial derivatives is limited by regulation to 25 percent of regulatory capital (as of September 30, 2009, 25 percent of Farmer Mac’s regulatory capital was $85.9 million).  This regulatory limit does not apply to obligations of the United States or to qualified investment funds.  With respect to obligations of GSEs, the regulatory limitation is 100 percent of Farmer Mac’s regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of September 30, 2009, 21 percent of the outstanding balance of retained Farmer Mac I Guaranteed Securities had yield maintenance provisions and 14 percent had other forms of prepayment protection (together covering 52 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in third quarter 2009, 1 percent had yield maintenance or other forms of prepayment protection.  As of September 30, 2009, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 9.0 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in third quarter 2009, 4.7 percent contained various forms of prepayment penalties.

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

Farmer Mac’s cash equivalents mature within three months and are funded with discount notes having similar maturities.  As of September 30, 2009, $820.6 million of the $1.0 billion of investment securities (80 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of September 30, 2009 and December 31, 2008 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.  During the first three quarters of 2009, Farmer Mac’s interest rate sensitivity increased somewhat due primarily to higher interest rates and a steeper yield curve as well as changes to the Corporation’s balance sheet.

	Percentage Change in MVE from Base Case
Interest Rate	September 30,	December 31,
Scenario	2009	2008

+ 300 bp	-19.8%	-10.4%
+ 200 bp	-10.7%	-2.1%
+ 100 bp	-3.6%	3.7%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

*	As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions or all of this curve.

As of September 30, 2009, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 0.6 months, compared to minus 2.4 months as of December 31, 2008.  A year-to-date increase in interest rates has lengthened the duration of Farmer Mac’s assets relative to that of the Corporation’s liabilities, thereby reducing the effective duration gap. Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

As of September 30, 2009, a parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 9.4 percent, while a parallel decrease of 25 basis points would have decreased NII by 6.6 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of September 30, 2009, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of September 30, 2009, Farmer Mac had $4.5 billion combined notional amount of interest rate swaps, with terms ranging from one to fifteen years, of which $1.3 billion were pay-fixed interest rate swaps, $2.9 billion were receive-fixed interest rate swaps, and $0.3 billion were basis swaps.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout third quarter 2009.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  Consistent with FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and targets 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 133 days of liquidity during third quarter 2009 and had 123 days of liquidity as of September 30, 2009.

Debt Issuance.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investment activities, transaction costs, guarantee payments and LTSPC purchase obligations.  See “Business—Financing—Debt Issuance” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009 for more information about Farmer Mac’s debt issuance.

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $5.1 billion was outstanding as of September 30, 2009), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac’s short term borrowing costs have remained at favorable levels despite continued market volatility.  Through September 2008, Farmer Mac historically used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed-rate funding.  While the swap market may have provided favorable effectively fixed rates, swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and other LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would be exposed to a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and other LIBOR-based floating rate assets.  Further, the widespread use of pay-fixed interest rate swaps subjected the Corporation’s regulatory capital surplus to the potential adverse effects of a downward move in the fair values of those interest rate swaps.  Such a downward move was seen in the third and fourth quarters of 2008.  Since September 2008, Farmer Mac has been systematically entering into offsetting interest rate swaps, receive-fixed swaps, to counteract the fair value movements of previously-existing swaps.  These transactions have dampened the susceptibility of Farmer Mac’s regulatory capital surplus to changes in the fair values of its financial derivatives.

Farmer Mac maintains cash, cash equivalents (including short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  As of September 30, 2009, these assets consisted of: $274.9 million of cash and cash equivalents; $589.3 million of securities issued or guaranteed by GSEs or the U.S. Government and its agencies; $142.0 million of asset-backed securities; and $290.1 million of corporate debt securities.  None of Farmer Mac’s asset-backed securities were backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”).  As of September 30, 2009, Farmer Mac had reduced its holdings of ARCs to $72.7 million, down from $178.6 million as of December 31, 2008.  During first quarter 2009, Farmer Mac sold $119.9 million of ARCs at par pursuant to an offer of Auction Rate Securities Rights, Series B-2 from UBS AG.  As of September 30, 2009, Farmer Mac’s carrying value of its remaining ARCs was 98.2 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Beginning in mid-February 2008, widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities caused the interest rates on the ARCs to be set pursuant to the formulas set forth in the related transaction documents.  Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called or repurchased during the next two years.

As of September 30, 2009 and December 31, 2008, Farmer Mac had a remaining investment of $6.9 million and $17.3 million, respectively, in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  Farmer Mac has classified its unsettled trades with the Fund as “Prepaid expenses and other assets” on the condensed consolidated balance sheets.  In September 2008, Farmer Mac delivered a timely redemption request to redeem its entire investment in the Fund, but its confirmed redemption request was not honored.  On February 26, 2009, the Fund announced its decision to set aside $3.5 billion in a special reserve to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the Fund.  As part of that announcement, the Fund indicated that it planned to continue to make interim distributions up to 91.72 cents per share.  On May 5, 2009, the SEC filed a civil injunctive action charging the entities and individuals who operate the Fund with several counts of securities fraud for failing to disclose key material information to the Fund’s investors, board of trustees, and ratings agencies after Lehman Brothers filed for bankruptcy protection during third quarter 2008.  In this action, the SEC seeks an order providing for the continued pro rata distribution of the remaining assets to all unpaid shareholders and objects to the creation of the $3.5 billion reserve fund.  The SEC contends that if all remaining Primary Fund assets were distributed on a pro rata basis to all unpaid shareholders, investors would recover approximately 98.4 cents per share.

Based on the SEC action described above, during second quarter 2009 Farmer Mac recorded an impairment loss of $1.3 million, which represents 1.6 percent of its initial investment of $81.7 million.  This loss was recognized as “Other-than-temporary impairment losses” in the condensed consolidated statements of operations.  Although Farmer Mac may be able to recover some of this loss through the SEC’s actions against the individuals who operated the Fund, any such recovery is uncertain and may take an extended period of time.  To date, Farmer Mac has received a total of $75.1 million (91.9 percent) of its initial investment, including a $1.6 million payment on October 2, 2009 that reduced the Corporation’s remaining investment in the Fund to $5.3 million.

Capital.  During the three and nine months ended September 30, 2009, Farmer Mac issued $17.0 million and $47.8 million of Series C Preferred Stock, respectively.  For more information about the Series C Preferred Stock, see Note 6 to the interim unaudited condensed consolidated financial statements and Farmer Mac’s Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital” in this report for more information about Farmer Mac’s capital position.

Other Matters

Dividends.  Beginning in fourth quarter 2004 and continuing through fourth quarter 2008, Farmer Mac paid quarterly dividends of $0.10 per share on each of the Corporation’s three classes of common stock – Class A Voting Common Stock, Class B Voting Common Stock, and Class C Non-Voting Common Stock.  For each of the first three quarters in 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock that were paid on April 3, 2009, June 30, 2009, and September 30, 2009, respectively.  Farmer Mac’s ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding loans, guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I			Rural Utilities
	Loans and			Loans and
	Guaranteed			Guaranteed
	Securities	LTSPCs (1)	Farmer Mac II	Securities (2)	Total
	(in thousands)
For the quarter ended:
September 30, 2009	$40,732	$37,083	$76,119	$553,644	$707,578
June 30, 2009	37,900	22,717	96,322	900,000	1,056,939
March 31, 2009	29,814	65,720	79,055	270,000	444,589
December 31, 2008	72,137	121,440	87,455	230,000	511,032
September 30, 2008	508,179	239,170	83,672	-	831,021
June 30, 2008	53,838	116,472	79,700	1,330,676	1,580,686
March 31, 2008	37,468	53,281	53,114	-	143,863
December 31, 2007	40,664	265,135	48,294	-	354,093
September 30, 2007	25,545	156,930	49,049	-	231,524
For the year ended:
December 31, 2008	671,622	530,363	303,941	1,560,676	3,066,602
December 31, 2007	1,127,709	970,789	210,040	-	2,308,538

(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processing facilities, primarily ethanol facilities.  As of September 30, 2009, approximately $35.8 million of the loans underlying those $436.9 million of LTSPCs were not yet disbursed by the lender.

(2)	The enactment of the Farm Bill on May 22, 2008 expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs
	Farmer Mac I			Rural Utilities
	Loans and			Loans and
	Guaranteed			Guaranteed
	Securities	LTSPCs	Farmer Mac II	Securities	Total
	(in thousands)
As of:
September 30, 2009	$5,227,939	$2,135,445	$1,141,570	$2,266,592	$10,771,546
June 30, 2009	5,241,145	2,181,712	1,115,025	1,819,033	10,356,915
March 31, 2009	5,313,680	2,216,564	1,082,215	1,319,033	9,931,492
December 31, 2008	5,759,773	2,224,181	1,043,425	1,054,941	10,082,320
September 30, 2008	5,724,867	2,264,880	995,639	824,941	9,810,327
June 30, 2008	5,474,303	1,997,172	960,278	1,330,676	9,762,429
March 31, 2008	5,521,945	1,943,181	959,444	-	8,424,570
December 31, 2007	5,648,197	1,948,941	946,617	-	8,543,755
September 30, 2007	5,694,971	1,724,328	943,183	-	8,362,482

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3 Year ARMs	Portfolio
	(in thousands)
As of:
September 30, 2009	$2,138,544	$685,553	$1,403,298	$4,227,395
June 30, 2009	1,716,678	649,078	1,303,332	3,669,088
March 31, 2009	1,728,174	660,398	759,535	3,148,107
December 31, 2008	1,659,983	746,623	819,234	3,225,840
September 30, 2008	1,412,136	699,611	743,146	2,854,893
June 30, 2008	1,974,048	772,859	739,642	3,486,549
March 31, 2008	963,336	748,584	342,496	2,054,416
December 31, 2007	962,320	750,472	352,250	2,065,042
September 30, 2007	932,134	735,704	366,573	2,034,411

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009.

The Corporation carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of Farmer Mac’s disclosure controls and procedures.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2009.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Farmer Mac previously disclosed, in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the status of the lawsuit filed against Farmer Mac and certain of its present and former officers and directors on behalf of purchasers of the securities of the Corporation between March 15, 2007 and September 12, 2008. There have been no material developments in the lawsuit since that disclosure was made.

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

During third quarter 2009, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K.  On July 10, 2009, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their annual cash retainers, Farmer Mac issued an aggregate of 2,616 shares of its Class C Non-Voting Common Stock to the five directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $4.83 per share, which was the closing price of the Class C Non-Voting Common Stock on June 30, 2009 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-1 (Form 10-K filed March 16, 2009).

*	4.5	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-2 (Form 10-K filed March 16, 2009).

*	4.6	-	Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-3 (Form 10-K filed March 16, 2009).

**	4.7	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C.

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Employment Agreement dated as of March 1, 2009 between Michael A. Gerber and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 12, 2008).

	10.6	-	Exhibit number reserved for future use.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*#	10.11.1	-	Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Form 10-Q filed August 10, 2009).

*#	10.12	-	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).

*#	10.13	-	Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.13.1	-
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
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 9, 2009

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Vice President – Chief Financial Officer (Principal Financial Officer)