Form 10-K
period 2009-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2010-03-16
CIK 845877

As filed with the Securities and Exchange Commission on
March 16, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.
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
Yes           ☒                                No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes           ☐                                No           ☐

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐                                No           ☒

The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $3,875,733 and $41,496,245, respectively, as of June 30, 2009, based upon the closing prices for the respective classes on June 30, 2009 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

As of March 1, 2010, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,612,720 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2010 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K as described herein).

Table of Contents

PART I		4
Item 1.	Business	4
	General	4
	FARMER MAC PROGRAMS	10
	Farmer Mac I	11
	Loan Eligibility	11
	Summary of Farmer Mac I Transactions	12
	Loan Purchases	13
	Off-Balance Sheet Guarantees and Commitments	13
	AgVantage Securities	16
	Underwriting and Collateral Valuation (Appraisal) Standards	17
	Portfolio Diversification	21
	Sellers	21
	Servicing	22
	Farmer Mac II	22
	General	22
	Summary of Farmer Mac II Transactions	23
	United States Department of Agriculture Guaranteed Loan Programs	24
	Rural Utilities	25
	General	25
	Summary of Rural Utilities Transactions	25
	Loan Eligibility	26
	Underwriting	26
	Collateral	28
	Servicing	29
	Sellers	29
	Portfolio Diversification	29
	Funding of Guarantee and LTSPC Obligations	29
	Financing	30
	Debt Issuance	30
	Equity Issuance	31
	FARMER MAC’S AUTHORITY TO BORROW FROM THE U.S. TREASURY	35
	GOVERNMENT REGULATION OF FARMER MAC	35
	General	35
	Regulation	36
	Office of Secondary Market Oversight (OSMO)	36
	Capital Standards	36
Item 1A.	Risk Factors	38
Item 1B.	Unresolved Staff Comments	45
Item 2.	Properties	45
Item 3.	Legal Proceedings	45
Item 4.	(Removed and Reserved)	45
PART II		46
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Item 6.	Selected Financial Data	49
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

	Forward-Looking Statements	50
	Overview	51
	Critical Accounting Policies and Estimates	55
	Results of Operations	60
	Balance Sheet Review	77
	Risk Management	78
	Liquidity and Capital Resources	93
	Regulatory Matters	99
	Other Matters	99
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	99
Item 8.	Financial Statements	100
	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	100
	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	101
	CONSOLIDATED BALANCE SHEETS	104
	CONSOLIDATED STATEMENTS OF OPERATIONS	105
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	106
	CONSOLIDATED STATEMENTS OF CASH FLOWS	107
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	108
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	180
Item 9A.	Controls and Procedures	180
Item 9B.	Other Information	180
PART III		181
Item 10.	Directors, Executive Officers and Corporate Governance	181
Item 11.	Executive Compensation	181
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	181
Item 13.	Certain Relationships and Related Transactions, and Director Independence	181
Item 14.	Principal Accountant Fees and Services	181
PART IV		182
Item 15.	Exhibits and Financial Statement Schedules	182

PART I
Item 1.	Business

General

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) is a stockholder-owned, federally chartered corporation that combines private capital and public sponsorship to serve a public purpose.  Congress has charged Farmer Mac with the mission of providing a secondary market for a variety of loans made to borrowers in rural America.  A secondary market is an economic arrangement in which the creators or owners of financial investments, such as the originators of loans, may sell all or part of their interests or otherwise offset, for a fee, some or all of the inherent risks of holding those investments.  Farmer Mac’s main secondary market activities are:

•	purchasing eligible loans directly from lenders;
•	providing advances against eligible loans by purchasing obligations secured by those loans;
•	securitizing assets and guaranteeing the resulting securities representing interests in, or obligations secured by, pools of eligible loans;
•	issuing long-term standby purchase commitments (“LTSPCs”) for eligible loans.

Securities guaranteed by Farmer Mac may be retained by the seller of the underlying assets, retained by Farmer Mac, or sold to third party investors.

These activities are intended to provide participants with an efficient and competitive secondary market that enhances the participants’ ability to offer competitively-priced financing to rural borrowers.  This secondary market is designed to increase the availability of long-term credit at stable interest rates to America’s rural communities and to provide those borrowers with the benefits of capital markets pricing and product innovation.  The Farmer Mac secondary market functions as a bridge between the national capital markets and the agricultural and rural credit markets by attracting new capital for financing to provide greater liquidity and lending capacity to lenders that extend credit to agricultural and rural borrowers.  Farmer Mac’s purchases of eligible loans and obligations secured by eligible loans, as well as Farmer Mac’s guaranteed securities sold to third party investors, increase the capital and liquidity of primary lenders and provide a continuous source of funding for new lending.  Farmer Mac’s guaranteed securities that are retained by the seller of the securitized assets, as well as Farmer Mac’s LTSPCs for eligible loans, result in lower regulatory capital requirements for assets retained by the lenders, thereby expanding their lending capacity.  By thus increasing the efficiency and competitiveness of rural finance, the Farmer Mac secondary market has the potential to lower the interest rates paid on loans by rural borrowers.

Farmer Mac conducts these activities through three programs—Farmer Mac I, Farmer Mac II and Rural Utilities.  The loans eligible for the Farmer Mac secondary market include:

•	mortgage loans secured by first liens on agricultural real estate and rural housing (encompassing the Farmer Mac I program);
•	certain agricultural and rural loans guaranteed by the United States Department of Agriculture (encompassing the Farmer Mac II program); and

•	loans to finance electrification and telecommunications systems in rural areas (encompassing the Rural Utilities program).

As of December 31, 2009, the total outstanding amount of the eligible loans included in all of Farmer Mac’s programs was $10.7 billion.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase mortgage loans secured by first liens on agricultural real estate.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of eligible mortgage loans.  The securities guaranteed by Farmer Mac under the Farmer Mac I program are referred to as “Farmer Mac I Guaranteed Securities.”  To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other specified standards that are discussed in “Business—Farmer Mac Programs—Farmer Mac I.”  As of December 31, 2009, outstanding Farmer Mac I loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs in the Farmer Mac I program totaled $7.4 billion.

Under the Farmer Mac II program, prior to January 2010 Farmer Mac purchased the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the United States Department of Agriculture (“USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and guaranteed securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”).  As of December 31, 2009, outstanding Farmer Mac II Guaranteed Securities totaled $1.2 billion.  Since January 2010, all purchases of USDA-guaranteed portions under the Farmer Mac II program (other than purchases of USDA-guaranteed portions that back Farmer Mac II Guaranteed Securities to be sold to third parties) have been, and will continue to be, made by Farmer Mac’s subsidiary, Farmer Mac II LLC, which is now operating substantially all of the business related to the Farmer Mac II program.

Farmer Mac’s Rural Utilities program was initiated during second quarter 2008 after Congress expanded Farmer Mac’s authorized secondary market activities to include rural utilities loans.  Farmer Mac’s authorized activities under this program are similar to those conducted under the Farmer Mac I program—loan purchases, guarantees of securities (“Farmer Mac Guaranteed Securities – Rural Utilities”) and issuance of LTSPCs—with respect to eligible rural utilities loans.  To be eligible for the Rural Utilities program, loans must meet Farmer Mac’s credit underwriting and other specified standards that are discussed in “Business—Farmer Mac Programs—Rural Utilities.”  From inception through third quarter 2009, Farmer Mac retained in its portfolio all of the rural utilities loans and Farmer Mac Guaranteed Securities – Rural Utilities under this program.  During fourth quarter 2009, Farmer Mac guaranteed a general obligation secured by eligible rural utilities loans in the amount of $16.0 million, which was sold to third parties.  To date, Farmer Mac has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2009, the aggregate outstanding principal balance of rural utilities loans held and Farmer Mac Guaranteed Securities – Rural Utilities was $2.1 billion.

Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities are sometimes collectively referred to as “Farmer Mac Guaranteed Securities.”  The assets underlying Farmer Mac Guaranteed Securities include (1) securitized loans or USDA-guaranteed portions eligible under one of Farmer Mac’s programs and (2) general obligations of lenders secured by pools of eligible loans.  The Corporation guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac’s guarantees of securities related to general obligations of lenders that are secured by pools of eligible loans.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac’s two principal sources of revenue are:

•	guarantee and commitment fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives.

Farmer Mac funds its “program” purchases of Farmer Mac Guaranteed Securities and eligible loans primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2009, Farmer Mac had $2.3 billion of discount notes and $3.3 billion of medium-term notes outstanding.  To the extent the proceeds of debt issuance exceed Farmer Mac’s need to fund program assets, those proceeds are invested in “non-program” investments that must comply with policies adopted by the Corporation’s board of directors and with regulations promulgated by the Farm Credit Administration (“FCA”), including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the “Investment Regulations”).  Farmer Mac’s regular debt issuance supports its access to the capital markets, and Farmer Mac’s non-program investment assets provide an alternative source of funds should market conditions be unfavorable.  For more information about Farmer Mac’s program assets and non-program investment assets, as well as its financial performance and sources of capital and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Farmer Mac was established, and continues to exist, under federal legislation first enacted in 1988 and amended as recently as 2008 – Title VIII of the Farm Credit Act of 1971, as amended (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac’s charter.  Farmer Mac is known as a government-sponsored enterprise (“GSE”) by virtue of the status conferred by its charter.  The charter provides that Farmer Mac has the power to establish, acquire, and maintain affiliates (as defined in the charter) under applicable state law to carry out any activities that otherwise would be performed directly by the Corporation.  Farmer Mac established its two existing subsidiaries, Farmer Mac II LLC and Farmer Mac Mortgage Securities Corporation, pursuant to that power.

Farmer Mac is an institution of the Farm Credit System (the “FCS”), which is composed of the banks, associations and related entities, including Farmer Mac and its subsidiaries, regulated by FCA, an independent agency in the executive branch of the United States government.  FCA is a federal agency, but it is not supported by federal money and is funded by assessments paid by FCS institutions.  FCA policy and regulatory agendas are established by a full-time, three-person board whose members are appointed by the President of the United States with the advice and consent of the United States Senate.  Although Farmer Mac (including its subsidiaries) is an institution of the FCS, it is not liable for any debt or obligation of any other institution of the FCS.  None of FCA, the FCS, or any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac or its subsidiaries, nor are Farmer Mac’s or its subsidiaries’ debts or obligations guaranteed by the full faith and credit of the United States.

Farmer Mac’s basic capital and corporate governance structure is prescribed in its charter, which authorizes Farmer Mac to issue two classes of voting common stock that each elects one-third of Farmer Mac’s 15-person board of directors, as well as non-voting common stock.

•
The charter restricts ownership of Farmer Mac’s Class A voting common stock to banks, insurance companies and other financial institutions or similar entities that are not institutions of the FCS.  The charter also provides that five members of Farmer Mac’s 15-member board of directors are elected by a plurality of the votes of the Class A stockholders each year.  The charter limits the amount of Class A voting common stock that may be owned by one holder to no more than 33 percent of the outstanding shares of Class A voting common stock.  Farmer Mac is not aware of any regulation applicable to non-FCS financial institutions that requires a minimum investment in Farmer Mac Class A voting common stock or that prescribes a maximum amount lower than the 33 percent limit set forth in the charter.  Farmer Mac’s Class A voting common stock trades on the New York Stock Exchange under the symbol AGM.A.

•
The charter restricts ownership of Farmer Mac’s Class B voting common stock to FCS institutions and also provides that five members of Farmer Mac’s 15-member board of directors are elected by a plurality of the votes of the Class B stockholders each year.  The charter does not contain any restrictions on the maximum holdings of Class B voting common stock, and Farmer Mac is not aware of any regulation applicable to FCS institutions that requires a minimum investment in Farmer Mac Class B voting common stock or that prescribes a maximum amount.  Farmer Mac’s Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is not aware of any publicly available quotations or prices for that class of common stock.

•
The remaining five members of Farmer Mac’s board of directors are individuals who meet the qualifications specified in the charter and are appointed by the President of the United States with the advice and consent of the United States Senate.  These appointed directors serve at the pleasure of the President of the United States.

•
The charter does not impose any ownership restrictions on Class C non-voting common stock, and those shares are freely transferable.  Holders of the Class C common stock do not vote on the election of directors or any other matter.  Farmer Mac’s Class C non-voting common stock trades on the New York Stock Exchange under the symbol AGM.

The ownership of Farmer Mac’s two classes of voting common stock is currently concentrated in a small group of institutions.  Approximately 97 percent of the voting power of the Class B voting common stock is held by five institutions of the FCS.  Approximately 44 percent of the Class A voting common stock is held by three financial institutions, with 31 percent held by one institution.  Farmer Mac believes that the concentration in such a small group of holders of Class B voting common stock is a by-product of the limited number of eligible holders of that stock under the charter and the structure of the FCS.  Farmer Mac believes that the concentration in the Class A voting common stock is a by-product of trading activity in the stock over time and is not by design under the charter or any regulatory mandate.

The dividend and liquidation rights of all three classes of the Corporation’s common stock are the same.  Dividends may be paid on Farmer Mac’s common stock only when, as, and if declared by the Corporation’s board of directors in its sole discretion, subject to the payment of dividends on any outstanding preferred stock issued by Farmer Mac.  Upon liquidation, dissolution or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of the Corporation, the holders of shares of Farmer Mac preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of common stock received any payment.  See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding Farmer Mac’s common stock.  See “Business—Farmer Mac Programs—Financing—Equity Issuance” for information regarding Farmer Mac’s preferred stock.

The charter assigns to FCA, acting through the separate Office of Secondary Market Oversight (“OSMO”) within FCA, the responsibility for the examination of, and the general supervision of the safe and sound performance of the powers, functions, and duties vested in Farmer Mac by the charter.  The charter also authorizes FCA, acting through OSMO, to apply its general enforcement powers to Farmer Mac.  Farmer Mac (including its subsidiaries) is the only entity regulated by OSMO, which was created as a separate office in recognition of the different role that Farmer Mac plays as a secondary market compared to the roles of other FCS institutions as primary lenders.  The Director of OSMO is selected by, and reports to, the FCA board.  The FCA board approves the policies, regulations, charters, and enforcement activities applicable to other FCS institutions, which are the only eligible holders of Farmer Mac’s Class B voting common stock.  FCA has no regulatory authority over the financial institutions that are the eligible holders of Farmer Mac’s Class A voting common stock.

The charter establishes three capital standards for Farmer Mac—minimum capital, critical capital and risk-based capital.  Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.  The charter also requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of FCA’s regulatory activities, including the cost of any examination.  Each year, OSMO conducts an examination of Farmer Mac to evaluate its safety and soundness, compliance with applicable laws and regulations, and mission achievement.  The examination includes a review of Farmer Mac’s capital adequacy, asset quality, management performance, earnings, liquidity, and sensitivity to interest rate risk.  Farmer Mac is also required to file quarterly reports of condition with OSMO.  For a more detailed discussion of Farmer Mac’s regulatory and governmental relationships, see “—Government Regulation of Farmer Mac.”  For a discussion of Farmer Mac’s statutory and regulatory capital requirements and its actual capital levels, and particularly FCA’s role in the establishment and maintenance of those requirements and levels, see “—Government Regulation of Farmer Mac—Regulation—Capital Standards,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.”

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of agriculture and rural America while at the same time providing a return on the investment of all its stockholders, including those who do not directly participate in the Farmer Mac secondary market.  Farmer Mac’s policy is to require financial institutions to own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution, to participate in the Farmer Mac I Program.  As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac’s board of directors, Farmer Mac regularly conducts business with “related parties,” including institutions affiliated with members of Farmer Mac’s board of directors and institutions that own large amounts of Farmer Mac voting common stock.  Farmer Mac has adopted a Code of Business Conduct and Ethics that governs any conflicts of interest that may arise in these transactions, and Farmer Mac’s policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.  For more information about related party transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions” and Note 3 to the consolidated financial statements.

As of December 31, 2009, Farmer Mac employed 53 people, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Washington, D.C. 20036.  Farmer Mac’s main telephone number is (202) 872-7700.

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

Outstanding Balance of Farmer Mac Loans and Loans Underlying Farmer Mac Guaranteed Securities and LTSPCs
	As of December 31,
	2009	2008
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$733,422	$781,305
Guaranteed Securities	5,307	282,185
AgVantage	48,800	53,300
Farmer Mac II:
Guaranteed Securities	1,164,996	1,013,330
Rural Utilities:
Loans	28,644	—
Guaranteed Securities	2,087,948	1,054,941
Total on-balance sheet	$4,069,117	$3,185,061

Off-balance sheet:
Farmer Mac I:
Guaranteed Securities	$1,492,239	$1,697,983
AgVantage	2,945,000	2,945,000
LTSPCs	2,165,706	2,224,181
Farmer Mac II:
Guaranteed Securities	34,802	30,095
Rural Utilities:	14,240	—
Total off-balance sheet	$6,651,987	$6,897,259
Total	$10,721,104	$10,082,320

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Farmer Mac I:
Loans	$195,318	$196,622	$127,709
LTSPCs	234,166	530,363	970,789
AgVantage	—	475,000	1,000,000
Farmer Mac II Guaranteed Securities	346,432	303,941	210,040
Rural Utilities:
Loans	28,644	—	—
Guaranteed Securities	1,711,009	1,560,676	—
Total purchases, guarantees and commitments	$2,515,569	$3,066,602	$2,308,538

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

Eligible agricultural real estate consists of one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that:

•	is used for the production of one or more agricultural commodities or products; and
•	either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

Farmer Mac’s charter authorizes a maximum loan size of $9.8 million (adjusted annually for inflation) for a Farmer Mac I eligible loan secured by more than 1,000 acres of agricultural real estate.  Although the charter does not prescribe a maximum loan size for a Farmer Mac I eligible loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to:

•
$22.5 million for transactions involving direct exposure to credit risk on loans (e.g., loan purchases, LTSPC transactions, and non-AgVantage Farmer Mac Guaranteed Securities, which are not backed by a general obligation of a lender); and

•	$50.0 million in AgVantage transactions, which involve the general obligation of a lender that is in turn secured by eligible loans, resulting in indirect exposure to credit risk on those loans.

These two maximum loan size levels were increased from $15.0 million and $35.0 million, respectively, in December 2009.

For the rural housing portion of the Farmer Mac I program, an eligible loan must be secured by a mortgage on a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or fewer.  The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $269,807 (effective January 1, 2010).  That limit is adjusted annually based on changes in home values during the previous year.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  Rural housing loans do not represent a significant part of Farmer Mac’s business, with a total of $6.9 million of those loans in Farmer Mac’s portfolio as of December 31, 2009.

Summary of Farmer Mac I Transactions

During the year ended December 31, 2009, Farmer Mac purchased or placed under guarantee or LTSPC $429.5 million of loans under the Farmer Mac I program.  As of December 31, 2009, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs totaled $7.4 billion.

The following table summarizes loans purchased or newly placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Loans and Guaranteed Securities	$195,318	$196,622	$127,709
AgVantage	—	475,000	1,000,000
LTSPCs	234,166	530,363	970,789
Total	$429,484	$1,201,985	$2,098,498

The following table presents the outstanding balances of Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2009	2008
	(in thousands)

On-balance sheet assets:
Loans	$733,422	$781,305
Guaranteed Securities	5,307	282,185
AgVantage	48,800	53,300
Total on-balance sheet	$787,529	$1,116,790

Off-balance sheet assets:
Guaranteed Securities	$1,492,239	$1,697,983
AgVantage	2,945,000	2,945,000
LTSPCs	2,165,706	2,224,181
Total off-balance sheet	$6,602,945	$6,867,164

Total	$7,390,474	$7,983,954

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory and optional delivery commitments to purchase loans and offers rates for such commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis.  Farmer Mac purchases both fixed and adjustable rate loans that have a variety of maturities and often include balloon payments.  Loans purchased or subject to purchase commitments may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).  Of the $195.3 million of loans purchased in the Farmer Mac I program during 2009, 54 percent included balloon payments and 1 percent included yield maintenance prepayment protection.  By comparison, of the $196.6 million of loans purchased in the Farmer Mac I program during 2008, 59 percent included balloon payments and 2 percent included yield maintenance prepayment protection.

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

Both types of transactions permit a seller to nominate from its portfolio a segregated pool of loans for participation in the Farmer Mac I program, subject to review by Farmer Mac for conformance with its applicable standards.  In both types of transactions, the seller effectively transfers the credit risk on those loans upon Farmer Mac’s approval of the eligible loans because, through its guarantee or commitment to purchase, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans and, in the case of AgVantage securities, issuer default on the underlying obligations that are backed by eligible loans.  That transfer of risk reduces the seller’s credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  The loans underlying LTSPCs and Farmer Mac I Guaranteed Securities may include loans with payment, maturity and interest rate characteristics that differ from the loan products that Farmer Mac offers for purchase on a daily basis, but all the loans are subject to the applicable underwriting standards described in “—Underwriting and Collateral Valuation (Appraisal) Standards.”  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans.”

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

In 2009, Farmer Mac entered into $234.2 million of LTSPCs, compared to $530.4 million in 2008.  In 2009, LTSPCs remained the preferred credit enhancement alternative for new off-balance sheet transactions and they continue to be a significant portion of the Farmer Mac I program.  During 2009, there were no conversions of LTSPCs into Farmer Mac I Guaranteed Securities.  As of December 31, 2009, Farmer Mac’s outstanding LTSPCs covered 6,766 mortgage loans with an aggregate principal balance of $2.2 billion, and outstanding off-balance sheet Farmer Mac I Guaranteed Securities were backed by 6,553 mortgage loans having an aggregate principal balance of $1.5 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

Farmer Mac I Guaranteed Securities.  In Farmer Mac I Guaranteed Securities transactions, Farmer Mac either (1) guarantees securities representing interests in, or obligations secured by, eligible loans held by a trust or other entity established by a seller or (2) acquires eligible loans from sellers in exchange for Farmer Mac I Guaranteed Securities backed by those loans.  Farmer Mac guarantees the timely payment of interest and principal on the securities, which are either retained by Farmer Mac or sold to third parties.  These securities are customarily issued through special purpose trusts and entitle each investor in a class of securities to receive a portion of the payments of principal and interest on the related underlying pool of loans or obligation equal to the investor’s proportionate interest in the pool or obligation as specified in the applicable transaction documents.  As consideration for its assumption of the credit risk on loans underlying the Farmer Mac I Guaranteed Securities, Farmer Mac receives guarantee fees payable in arrears out of periodic loan interest payments and based on the outstanding principal balance of the related Farmer Mac I Guaranteed Securities.  The Farmer Mac I Guaranteed Securities representing the general obligations of issuers secured by eligible loans are referred to as AgVantage securities.  See “—AgVantage Securities.”

Farmer Mac is obligated under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans or obligations, regardless of whether the trust has actually received such scheduled payments.  Farmer Mac’s guarantee fees typically are collected out of installment payments made on the underlying loans or obligations until those loans or obligations have been repaid or otherwise liquidated (generally as a result of default).  The aggregate amount of guarantee fees received on Farmer Mac I Guaranteed Securities depends upon the amount of such securities outstanding and on the applicable guarantee fee rate, which Farmer Mac’s statutory charter caps at 50 basis points (0.50 percent) per annum.  The Farmer Mac I guarantee fee rate typically ranges from 15 to 50 basis points (0.15 to 0.50 percent) per annum, depending on the credit quality of and other criteria regarding the loans or obligations.  The amount of non-AgVantage Farmer Mac I Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farmer Mac I Guaranteed Securities.  In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to decrease.  In addition to changes in interest rates, the rate of principal payments on Farmer Mac I Guaranteed Securities also is influenced by a variety of economic, demographic and other considerations, such as yield maintenance provisions that may be associated with loans underlying Farmer Mac I Guaranteed Securities.  For more information regarding yield maintenance provisions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk.”

For each of the years ended December 31, 2009 and 2008, Farmer Mac sold non-AgVantage Farmer Mac I Guaranteed Securities in the amounts of $28.7 million and $143.8 million, respectively.  The 2009 sales resulted in no gains or losses, and the 2008 sales resulted in Farmer Mac recognizing a gain of $1.5 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”  See “—AgVantage Securities” for information about Farmer Mac’s AgVantage transactions, which are a form of Farmer Mac I Guaranteed Securities.

AgVantage Securities

Each AgVantage security is a general obligation of an institution approved by Farmer Mac, which obligation is also secured by a pool of eligible loans under one of Farmer Mac’s programs.  Farmer Mac guarantees those securities as to the timely payment of principal and interest and may retain AgVantage securities in its portfolio or sell them to third parties in the capital markets as Farmer Mac Guaranteed Securities.

Before approving an institution as an issuer in a Farmer Mac I AgVantage transaction, Farmer Mac assesses the institution’s agricultural real estate mortgage loan performance as well as the institution’s creditworthiness.  Farmer Mac continues to monitor the counterparty risk assessment on an ongoing basis after the AgVantage security is issued.

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

The required collateralization level for a Farmer Mac I AgVantage security issued by an institution without a long-term debt rating from a nationally recognized statistical rating organization (“NRSRO”) ranges from 111 percent to 150 percent, depending on whether physical possession of the collateral is maintained by Farmer Mac (11 percent overcollateralization) or whether a specific pledge (20 percent overcollateralization) or a general pledge (50 percent overcollateralization) of collateral is made by the issuer.  Historically, Farmer Mac I AgVantage securities of these issuers have been retained by Farmer Mac and not sold to third parties.

A Farmer Mac  I AgVantage security issued by an institution with an investment grade long-term debt rating from an NRSRO requires a collateralization level of at least 103 percent of the outstanding principal amount of the security (3 percent overcollateralization), which collateralization level could be higher depending on the rating of the issuer.  Historically, Farmer Mac I AgVantage securities of these issuers have been sold to third parties in the capital markets.

In all AgVantage transactions, Farmer Mac can require the issuer to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  As of December 31, 2009, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment, on any of its AgVantage securities.

As of December 31, 2009 and 2008, the outstanding principal amount of Farmer Mac I AgVantage securities held by Farmer Mac was $48.8 million and $53.3 million, respectively.  As of December 31, 2009 and 2008, the aggregate outstanding principal amount of off-balance sheet AgVantage securities issued under the Farmer Mac I program totaled $3.0 billion and $2.9 billion, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume” and “—Risk Management—Credit Risk – Institutional.”

Underwriting and Collateral Valuation (Appraisal) Standards

As required by Farmer Mac’s charter, Farmer Mac has established underwriting, security appraisal, and repayment standards for eligible loans taking into account the nature, risk profile, and other differences between different categories of qualified loans.  These standards for agricultural real estate mortgage loans under the Farmer Mac I program at a minimum, as prescribed by the charter, are intended to:

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

Farmer Mac I credit underwriting standards require that the original LTV of any loan not exceed 70 percent, with the exception that a loan secured by a livestock facility and supported by a contract with an approved integrator may have an original LTV of up to 80 percent.  Rural housing loans and agricultural real estate mortgage loans secured primarily by owner-occupied residences may also have LTVs of up to 80 percent.  Farmer Mac may require that a loan have a lower LTV when it determines that such lower LTV is appropriate.  The original LTV of a loan is calculated by dividing the loan’s principal balance at the time of guarantee, purchase or commitment by the lower of the appraised value or the purchase price at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment.

In the case of newly-originated farm and ranch loans, borrowers on the loans must, among other criteria set forth in Farmer Mac’s credit underwriting standards, meet the following ratios on a pro forma basis:

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1;
•	debt-to-asset ratio of 50 percent or less;
•	ratio of current assets to current liabilities of not less than 1:1; and
•	cash flow debt service coverage ratio on the mortgaged property of not less than 1:1.

Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  During the latter part of 2008, Farmer Mac anticipated a change in agricultural market conditions and adjusted its loan purchase underwriting standards for loans with LTVs between 60 percent and 70 percent to require a higher total debt service coverage ratio and to not permit exceptions to any underwriting criteria based on compensating strengths for those loans.  Those adjustments were in effect throughout 2009 and remain in effect as of the date of this report.

For loans secured by agricultural real estate with building improvements other than a residence contributing more than 60 percent of the appraised value of the property (referred to by Farmer Mac as facility loans), the credit underwriting standards are the same as for farm and ranch loans but more stringent with respect to two ratios, requiring:

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.35:1; and
•	ratio of current assets to current liabilities of not less than 1.25:1.

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

In addition, Farmer Mac’s underwriting standards provide for the acceptance of a loan that, in the judgment of the Farmer Mac underwriter, is a sound loan with a high probability of repayment in accordance with its terms even though the loan does not meet one or more of the underwriting ratios usually required for loans of that type.  In those cases, Farmer Mac permits exceptions to applicable underwriting standards when a loan:

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

Farmer Mac’s use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality.  In fact, loans approved on the basis of compensating strengths are fully underwritten and have not demonstrated a significantly different rate of default, or loss following default, than loans that were approved on the basis of conformance with all applicable underwriting ratios.  Beginning in the latter part of 2008, Farmer Mac anticipated a leveling of agricultural real estate values and implemented underwriting practices that reflected that leveling, resulting in fewer approvals based on compensating strengths compared to years prior to 2008.  During 2009, $69.2 million (16.1 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($0.8 million of which had original LTVs of greater than 70 percent), as compared to 2008 when $51.2 million (7.0 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($9.2 million of which had original LTVs of greater than 70 percent) and 2007 when $447.9 million (40.8 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($49.8 million of which had original LTVs of greater than 70 percent).  As of December 31, 2009, a total of $1.7 billion (38.9 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) were approved based upon compensating strengths ($93.6 million of which had original LTVs of greater than 70 percent).

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

Farmer Mac performs these and other due diligence procedures using methods that give due regard to the size, age, leverage, industry sector, and nature of the collateral for the loans.

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

Farmer Mac is not obligated to purchase, or commit to purchase, every loan that meets its underwriting and collateral valuation standards submitted by an eligible seller.  Farmer Mac may consider other factors, such as its overall portfolio diversification, commodity and farming forecasts and risk management objectives, in deciding whether to accept the loans into the Farmer Mac I program.  For example, if industry forecasts indicate possible weakness in a geographic area or agricultural commodity or product, Farmer Mac may decide not to purchase or commit to purchase an affected loan as part of managing its overall portfolio exposure to areas of possible heightened risk exposure.  Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac’s commodity/product and geographic diversification disclosures reflect all loans under LTSPCs and any loans that have been purchased out of LTSPC pools.  For information regarding the diversification of Farmer Mac’s existing portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans” and Note 8 to the consolidated financial statements.

Sellers

As of December 31, 2009, Farmer Mac had 307 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies.  The increase in the number of approved Farmer Mac I loan sellers from 256 as of December 31, 2008 is principally the result of Farmer Mac’s alliance with the American Bankers Association, as well as lender informational seminars Farmer Mac conducts in key regional locations and through the internet.  In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers facilitate indirect participation by other lenders in the Farmer Mac I program by managing correspondent networks of lenders from which the approved loan sellers purchase loans to sell to Farmer Mac.  As of December 31, 2009, 202 lenders were participating in one or both of the Farmer Mac I or Farmer Mac II programs.

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

Until January 1, 2010, all USDA-guaranteed portions held by Farmer Mac were held in the form of Farmer Mac II Guaranteed Securities.  Since January 2010, all purchases of USDA-guaranteed portions under the Farmer Mac II program (other than purchases of USDA-guaranteed portions that back Farmer Mac II Guaranteed Securities to be sold to third parties) have been, and will continue to be, made by Farmer Mac’s subsidiary, Farmer Mac II LLC, which is now operating substantially all of the business related to the Farmer Mac II program.  In the future, Farmer Mac will operate only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities, and only to the extent that Farmer Mac is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC.

Summary of Farmer Mac II Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions.  Farmer Mac does not guarantee the repayment of the USDA-guaranteed portions, only the Farmer Mac II Guaranteed Securities that are backed by USDA-guaranteed portions.

During the years ended December 31, 2009, 2008 and 2007, Farmer Mac issued $346.4 million, $303.9 million and $210.0 million, respectively, of Farmer Mac II Guaranteed Securities, most of which were retained by Farmer Mac rather than sold to lenders or other investors.  As of December 31, 2009, 2008 and 2007, $1.2 billion, $1.0 billion and $946.6 million, respectively, of Farmer Mac II Guaranteed Securities were outstanding.  The following table presents Farmer Mac II activity for each of the years indicated:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Purchased and retained	$336,963	$291,335	$204,931
Purchased and sold	9,469	12,606	5,109
Total	$346,432	$303,941	$210,040

The following table presents the outstanding balance of Farmer Mac II Guaranteed Securities as of the dates indicated:

	Outstanding Balance of
	Farmer Mac II Guaranteed
	Securities as of December 31,
	2009	2008
	(in thousands)

On-balance sheet	$1,164,996	$1,013,330
Off-balance sheet	34,802	30,095
Total	$1,199,798	$1,043,425

As of December 31, 2009, Farmer Mac had experienced no credit losses on any of its Farmer Mac II Guaranteed Securities.  As of December 31, 2009, Farmer Mac had outstanding $0.6 million of principal and interest advances on Farmer Mac II Guaranteed Securities, compared to $0.3 million as of December 31, 2008 and $0.4 million as of December 31, 2007.

United States Department of Agriculture Guaranteed Loan Programs

The United States Department of Agriculture (“USDA”), acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s.  The USDA makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes.  The USDA’s guarantee is supported by the full faith and credit of the United States.  USDA-guaranteed portions represent up to 95 percent of the principal amount of guaranteed loans.  Through its Farmer Mac II program, Farmer Mac is one of several competing purchasers of USDA-guaranteed portions of farm ownership loans, farm operating loans, business and industry loans, community facilities loans and other loans that are fully guaranteed as to principal and interest by the USDA.

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

If the lender does not repurchase the USDA-guaranteed portion as provided above, the USDA is required to purchase the unpaid principal balance of the USDA-guaranteed portion together with accrued interest (including any loan subsidy) to the date of purchase, less the servicing fee, within 30 days after written demand upon the USDA by the owner.  While the USDA guarantee will not cover the note interest to the owner on USDA-guaranteed portions accruing after 90 days from the date of the original demand letter of the owner to the lender requesting repurchase, Farmer Mac has established procedures to require prompt demand on the USDA to purchase USDA-guaranteed portions that have not been repurchased by the lender.

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

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program.  During 2009, 158 sellers, consisting mostly of community and regional banks, sold USDA-guaranteed portions to Farmer Mac under the Farmer Mac II program, as compared to 187 sellers that did so during 2008.  In the aggregate, 202 sellers were participating directly in one or both of the Farmer Mac I or Farmer Mac II programs during 2009.

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

Rural Utilities

General

In May 2008, Congress expanded Farmer Mac’s authority to permit purchases, and guarantees of securities backed by, rural electric and telephone loans made by cooperative lenders to borrowers who have received or are eligible to receive loans under the Rural Electrification Act of 1936 (“REA”).  The REA is administered by the Rural Utilities Service (“RUS”), an agency of the USDA.  None of Farmer Mac’s business to date under the Rural Utilities program has involved telecommunications loans.  Farmer Mac’s Rural Utilities program encompasses loan purchases, Farmer Mac Guaranteed Securities – Rural Utilities, and issuance of LTSPCs, in each case with respect to eligible rural utilities loans, although no LTSPCs have been issued to date under the Rural Utilities program.

Summary of Rural Utilities Transactions

During the year ended December 31, 2009, Farmer Mac added $1.7 billion of new business under the Rural Utilities program.  As of December 31, 2009, the aggregate outstanding principal balance of rural utilities loans held and of Farmer Mac Guaranteed Securities – Rural Utilities was $2.1 billion.

The following table summarizes new business activity under Farmer Mac’s Rural Utilities program for each of the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

On-balance sheet:
Loans	$28,644	$—	$—
Guaranteed Securities	—	430,676	—
AgVantage	1,695,000	1,130,000	—
Off-balance sheet:
AgVantage	16,009	—	—
Total	$1,739,653	$1,560,676	$—

The following table presents the outstanding balances of rural utilities loans held and of Farmer Mac Guaranteed Securities – Rural Utilities as of the dates indicated:

	As of December 31,
	2009	2008
	(in thousands)

On-balance sheet:
Loans	$28,644	$—
Guaranteed Securities	412,948	424,941
AgVantage	1,675,000	630,000
Total on-balance sheet	$2,116,592	$1,054,941

Off-balance sheet:
AgVantage	$14,240	$—
Total	$2,130,832	$1,054,941

All of the Farmer Mac Guaranteed Securities – Rural Utilities in the Rural Utilities program consisted of securities representing either (1) direct interests in eligible rural electric loans or (2) general obligations of the National Rural Utilities Cooperative Finance Corporation (“National Rural”) secured by eligible rural electric loans.  As of December 31, 2009, National Rural held 7.7 percent of Farmer Mac’s outstanding Class A voting common stock (5.2 percent of total voting shares) and 100 percent of Farmer Mac’s outstanding Series C preferred stock.

Loan Eligibility

To be eligible for Farmer Mac’s Rural Utilities program, a rural utilities loan (or an interest in such a loan) is required to:

•	be for an electric or telephone facility by a cooperative lender to a borrower that has received or is eligible to receive a loan under the REA;
•	be performing and not more than 30 days delinquent; and
•	meet Farmer Mac’s rural utilities underwriting standards described in more detail below.

Underwriting

In order for Farmer Mac to manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and underwriting to all participating sellers in its programs, Farmer Mac has adopted credit underwriting standards that vary by type of loan, be it to electric distribution cooperatives or electric generation and transmission (“G&T”) cooperatives, and program product under which the loan is brought to Farmer Mac.  These standards are based on rural utility industry norms for similar loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac either as the direct purchaser of rural utilities loans or as the purchaser of or the guarantor of securities representing interests in those loans or in obligations secured by pools of those loans.  Farmer Mac reviews sellers’ credit submissions and analyzes borrowers’ audited financial statements and financial and operating reports filed with RUS and the Federal Energy Regulatory Commission to confirm that the Corporation’s  underwriting standards for rural utilities loans are met.  Further, Farmer Mac requires sellers of rural utilities loans to make representations and warranties regarding the conformity of eligible loans to these standards and any other requirements the Corporation may impose from time to time.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative.  Farmer Mac’s credit underwriting standards for all rural utilities loans on which it assumes direct credit exposure (i.e., with no general obligation of a lender involved in the transaction) through the Rural Utilities program require:

•	each electric or telephone cooperative to have received or be eligible to receive a loan under the REA;
•	each borrower to demonstrate sufficient cash-flow to adequately service the loan; and
•	each borrower’s leverage position to be adequate based on industry standards.

In the case of a newly-originated loan to a distribution cooperative on which Farmer Mac assumes direct credit exposure, the borrower must, among other criteria set forth in Farmer Mac’s credit underwriting standards, meet the following ratios based on the average of the most recent three years:

•	the ratio of long-term debt to “net utility plant” does not exceed 90 percent;
•	the modified debt service coverage ratio equals or exceeds 1.35; and
•	the ratio of equity to total assets equals or exceeds 20 percent.

The “net utility plant” means the real and tangible personal property of a rural utilities borrower constituting the long-term assets of property, plant, and equipment (PPE), less depreciation computed in accordance with applicable accounting requirements.

In the case of a newly-originated loan to a G&T cooperatives on which Farmer Mac assumes direct credit exposure, the borrower must, among other criteria set forth in Farmer Mac’s credit underwriting standards, meet the following ratios (based on the average of the most recent three years):

•	the equity to total assets ratio equals or exceeds 10 percent;
•	the modified debt service coverage ratio equals or exceeds 1.15;
•	the debt to EBITDA ratio does not exceed 12; and
•	the equity to total capitalization ratio equals or exceeds 25 percent.

Farmer Mac’s credit underwriting standards for all AgVantage transactions under the Rural Utilities program, in which Farmer Mac has indirect credit exposure on loans securing the general obligation of a lender, require:

•	the credit rating of the counterparty issuing the general obligation to be at least investment grade as determined by an NRSRO, or equivalent as determined by Farmer Mac analysis;
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

In addition, the same underwriting standards that apply to loans made to distribution cooperatives on which Farmer Mac assumes direct credit exposure also apply to loans made to distribution cooperatives that secure the general obligation of the lender in AgVantage transactions (based on the average of the most recent three years):

•	the ratio of long-term debt to net utility plant does not exceed 90 percent;
•	the modified debt service coverage ratio equals or exceeds 1.35; and
•	the ratio of equity to total assets equals or exceeds 20 percent.

For loans made to G&T cooperatives that secure the general obligation of the lender in AgVantage transactions, the G&T cooperative must either (1) have a rating from an NRSRO of BBB- (or equivalent) or better or (2) meet the following underwriting standards (based on the average of the most recent three years):

•	the equity to total capitalization ratio equals or exceeds 25 percent;
•	the modified debt service coverage ratio equals or exceeds 1.10; and
•	the equity to total assets ratio equals or exceeds 10 percent.

The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase rural utilities loans includes:

•	evaluation of loan database information to determine conformity to Farmer Mac’s underwriting standards;
•	confirmation that loan file data conforms to database information;
•	validation of supporting credit information in the loan files; and
•	review of loan documentation.

Farmer Mac is not obligated to purchase, or commit to purchase, every rural utilities loan that meets it underwriting and collateral valuation standards submitted to Farmer Mac.  Farmer Mac may consider other factors, such as portfolio diversification, in deciding whether to accept the loans into the Farmer Mac Rural Utilities program.

Collateral

It is customary in loans to distribution cooperatives and G&T cooperatives for the lender to take a security interest in substantially all of the borrower’s assets.  In cases where Farmer Mac purchases a loan and another rural utility lender has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where debt indentures are utilized, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac’s investment.

Servicing

Farmer Mac generally does not directly service the rural utilities loans held in its portfolio or the loans underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Those loans are serviced by a servicer designated by Farmer Mac.  Rural utilities loans pledged to secure AgVantage securities are serviced by the holders of those loans in accordance with those lenders’ servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.  National Rural currently services all of the rural utilities loans in Farmer Mac’s portfolio.

Sellers

The statutory authorities that authorize Farmer Mac to become involved in rural utilities lending specify that the loans be sourced from a cooperative lender.  Currently the the only two rural utilities lenders that are cooperatives are National Rural and CoBank, ACB (“CoBank”), an institution of the FCS.  As of December 31, 2009, these cooperatives had approximately $17.8 billion in loans outstanding to distribution cooperatives and $6.1 billion in loans outstanding to G&T cooperatives.

Portfolio Diversification

It is Farmer Mac’s policy to diversify its rural utilities portfolio of loans held and loans underlying Farmer Mac Guaranteed Securities – Rural Utilities geographically.  National Rural and CoBank each lends throughout the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and considers regional concentration levels in connection with its business activities under the Rural Utilities program.

The maximum cumulative direct credit exposure on eligible rural utilities loans (e.g., purchases of loans or securities representing interests in loans) to any one borrower or related borrowers is $22.5 million.  For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions) the maximum loan exposure to any one borrower or related borrowers is $50.0 million, with the amount of any direct exposure to a borrower also counting toward the $50.0 million limit.  Farmer Mac’s cumulative exposure to loans to electric G&T facilities, whether through direct or indirect credit exposure, is limited to no more than 20 percent of Farmer Mac’s cumulative direct and indirect exposure to all rural utilities loans.  Additionally, Farmer Mac’s cumulative direct credit exposure to G&T facilities is limited to no more than 10 percent of Farmer Mac’s cumulative direct and indirect exposure to all Rural Utilities loans.

Funding of Guarantee and LTSPC Obligations

The principal sources of funding for the payment of Farmer Mac’s obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuances.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans.  Ultimate losses arising from Farmer Mac’s guarantees and commitments are reflected in the Corporation’s charge-offs against its allowance for losses and gains and losses on the sale of real estate owned (“REO”), which consists of real estate acquired through foreclosure.  During 2009, Farmer Mac’s net charge-offs were $7.5 million, compared to $5.3 million during 2008.

Farmer Mac’s charter requires Farmer Mac to set aside in a segregated account a portion of the guarantee fees it receives from its guarantee activities.  That segregated account must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  As of December 31, 2009, the amount in that reserve account was $64.6 million.  Farmer Mac’s total outstanding guarantees and LTSPCs exceed the cumulative amount (1) held as an allowance for losses, (2) the amount in the segregated account, and (3) the amount Farmer Mac may borrow from the U.S. Treasury; however, Farmer Mac does not expect its obligations under its guarantees and LTSPCs to exceed amounts available to satisfy those obligations.  For information regarding Farmer Mac’s allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans” and Note 2(j) and Note 8 to the consolidated financial statements.  For a more detailed discussion of Farmer Mac’s borrowing authority from the U.S. Treasury, see “Business—Farmer Mac’s Authority to Borrow from the U.S. Treasury.”

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $5.6 billion was outstanding as of December 31, 2009), subject to periodic review by Farmer Mac’s board of directors of the adequacy of that level relative to Farmer Mac’s borrowing needs.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors that comply with its Investment Regulations, including dollar amount, issuer concentration and credit quality limitations.  Farmer Mac’s regular debt issuance supports its access to the capital markets, and Farmer Mac’s non-program investment assets provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac’s current policies authorize non-program investments in:

•	obligations of the United States;
•	obligations of government-sponsored enterprises (“GSEs”);
•	municipal securities;
•	international and multilateral development bank obligations;
•	money market instruments;
•	diversified investment funds;
•	asset-backed securities;
•	corporate debt securities; and
•	mortgage securities.

For more information about Farmer Mac’s outstanding investments and indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review” and Note 4 and Note 7 to the consolidated financial statements.

Equity Issuance

Farmer Mac’s charter authorizes the Corporation to issue voting common stock, non-voting common stock and non-voting preferred stock.  Only banks, other financial entities, insurance companies and institutions of the FCS eligible to participate in one or more of Farmer Mac’s programs may hold voting common stock.  No holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock.  There are no restrictions on the maximum holdings of Class B voting common stock.  No ownership restrictions apply to Class C non-voting common stock or preferred stock, and they are freely transferable.

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

As of December 31, 2009, the following shares of Farmer Mac common and preferred stock were outstanding:

•	1,030,780 shares of Class A voting common stock;
•	500,301 shares of Class B voting common stock;
•	8,610,918 shares of Class C non-voting common stock;
•	150,000 shares of Series B non-voting redeemable cumulative preferred stock; and

•	57,578 shares of Series C non-voting redeemable cumulative preferred stock.

Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock.

The following table presents the dividends declared on the common stock during and subsequent to 2009:

Date	Per	For
Dividend	Share	Holders Of	Date
Declared	Amount	Record As Of	Paid

March 11, 2009	$0.05	March 24, 2009	April 3, 2009
June 3, 2009	0.05	June 15, 2009	June 30, 2009
August 6, 2009	0.05	September 15, 2009	September 30, 2009
December 2, 2009	0.05	December 15, 2009	December 31, 2009
February 4, 2010	0.05	March 15, 2010	*

*  The dividend declared on February 4, 2010 is scheduled to be paid on March 31, 2010.

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

On January 25, 2010, Farmer Mac used part of the proceeds from the sale of $250.0 million of Farmer Mac II LLC’s preferred stock to repurchase and retire all $150.0 million of the outstanding Series B Preferred Stock.  After consideration of the consolidated tax benefits to Farmer Mac, the net effective cost of the new $250 million of preferred stock is 5.77 percent per year, which is $3.6 million less per year than the cost of the $150 million of Series B Preferred Stock based on its 2010 dividend rate of 12 percent, which was scheduled to increase to 14 percent at the end of 2010 and 16 percent in 2011.  Prior to its retirement in January 2010, the Series B Preferred Stock ranked senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and Series C Preferred Stock with respect to dividends, distributions upon a change in control, liquidation, and dissolution or winding up of Farmer Mac.  Each series of Series B Preferred Stock ranked pari passu with the others.  See Note 15 to the consolidated financial statements for more information regarding the private offering and terms of the preferred stock issued by Farmer Mac II LLC.

The following table presents the dividends declared on Series B preferred stock during and subsequent to 2009:

	Per
Date	Share			For	For
Dividend	Amount			Period	Period	Date
Declared	Series B-1	Series B-2	Series B-3	Beginning	Ending	Paid

February 28, 2009	$25.00	$25.00	$25.00	January 1, 2009	March 31, 2009	March 31, 2009
June 3, 2009	25.00	25.00	25.00	April 1, 2009	June 30, 2009	June 30, 2009
August 6, 2009	25.00	25.00	25.00	July 1, 2009	September 30, 2009	September 30, 2009
December 2, 2009	30.00	30.00	25.00	October 1, 2009	December 31, 2009	December 31, 2009
*	*	*	*	January 1, 2010	January 25, 2010	January 25, 2010

* On January 25, 2010 all of the outstanding Series B Preferred Stock was retired.  The price paid for the Series B Preferred Stock included accrued dividends of $8.33 per share through the purchase date.

Series C Preferred Stock

In fourth quarter 2008, Farmer Mac began to require its business partners to purchase an equity interest in Farmer Mac in the form of shares of Farmer Mac’s Series C Non-Voting Cumulative Preferred Stock (“Series C Preferred Stock”) in connection with transactions involving pools of loans in excess of $20.0 million.  The amount of the required investment was equal to 1.25 percent greater than the Corporation’s required statutory minimum capital for the pool of loans being accepted by Farmer Mac.  The requirement was instituted to ensure that Farmer Mac had adequate capital to support new business in fulfilling its mission,  In December 2009, Farmer Mac eliminated the requirement to purchase Series C Preferred Stock in connection with new business.  With the additional regulatory capital resulting from the issuance of preferred stock by Farmer Mac II LLC on January 25, 2010, Farmer Mac believes it currently has sufficient capital to support new business without requiring further purchases of equity by its customers.

Series C Preferred Stock has a par value of $1,000 per share, an initial liquidation preference of $1,000 per share and shall consist of up to 75,000 shares. Series C Preferred Stock ranks senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and any other common stock of Farmer Mac issued in the future.  Series C Preferred Stock ranked junior to Farmer Mac’s Series B Preferred Stock until the Series B Preferred Stock’s retirement in January 2010.

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

Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series C Preferred Stock at a price equal to the then-applicable Liquidation Preference beginning on the first anniversary of the applicable issue date and on each subsequent dividend payment date.  Farmer Mac’s redemption right with respect to Series C Preferred Stock is subject to receipt of the prior written approval of FCA, if required.  The following table presents the dividends declared on Series C preferred stock during and subsequent to 2009.

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 28, 2009	$12.50	January 1, 2009	March 31, 2009	March 31, 2009
June 3, 2009	12.50	April 1, 2009	June 30, 2009	June 30, 2009
August 6, 2009	12.50	July 1, 2009	September 30, 2009	September 30, 2009
December 2, 2009	12.50	October 1, 2009	December 31, 2009	December 31, 2009
February 4, 2010	12.50	January 1, 2010	March 31, 2010	*

*  The dividend declared on February 4, 2010 is scheduled to be paid on March 31, 2010.

During 2009, Farmer Mac sold 48,378 shares of Series C Preferred Stock resulting in 57,578 shares of Series C Preferred Stock outstanding as of December 31, 2009.

Common Stock Repurchases

There were no common stock repurchases during 2009.  During 2008 and 2007, Farmer Mac repurchased 31,691 and 1,086,541 shares, respectively, of its Class C non-voting common stock at an average price of $26.13 and $26.61 per share, respectively, pursuant to the Corporation’s stock repurchase programs.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $0.8 million and $29.0 million, respectively.  The aggregate number of shares purchased by Farmer Mac under the stock repurchase programs reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.  All of the shares repurchased under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

FARMER MAC’S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac may issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion.  The proceeds of those obligations may be used solely for the purpose of fulfilling Farmer Mac’s guarantee obligations under the Farmer Mac I, Farmer Mac II, and Rural Utilities programs.  Farmer Mac’s charter provides that the U.S. Treasury is required to purchase those obligations of the Corporation if Farmer Mac certifies that:

•
a portion of the guarantee fees assessed by Farmer Mac has been set aside in a segregated account as a reserve against losses arising out of Farmer Mac’s guarantee activities in an amount determined by Farmer Mac’s board of directors to be necessary and such reserve has been exhausted (that amount was $64.6 million and $63.2 million as of December 31, 2009 and 2008, respectively); and

•	the proceeds of such obligations are needed to fulfill Farmer Mac’s guarantee obligations.

Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac, and would be required to be repurchased from the U.S. Treasury by Farmer Mac within a “reasonable time.”  As of December 31, 2009, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.

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

Since Farmer Mac’s creation, Congress has amended Farmer Mac’s charter four times:

•	in 1990 to create the Farmer Mac II program;
•	in 1991 to clarify Farmer Mac’s authority to purchase its guaranteed securities, establish OSMO as Farmer Mac’s financial regulator and set minimum regulatory capital requirements for Farmer Mac;
•
in 1996 to remove certain barriers to and restrictions on Farmer Mac’s operations to be more competitive (e.g., allowing Farmer Mac to buy loans directly from lenders and issue guaranteed securities representing 100% of the principal of the purchased loans and modifying capital requirements); and

•
in 2008 to authorize Farmer Mac to purchase, and guarantee securities backed by, loans made by cooperative lenders to borrowers to finance electrification and telecommunications systems in rural areas.

Farmer Mac’s authorities and regulatory structure were not revised by subsequent legislation adopted in 2008 to regulate other GSEs.

Regulation

Office of Secondary Market Oversight (OSMO)

As an institution of the FCS, Farmer Mac (including its subsidiaries) is subject to the regulatory authority of FCA.  FCA, acting through OSMO, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities.  The Director of OSMO, who is selected by and reports to the FCA board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by Farmer Mac’s charter.  The charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination.  Farmer Mac is required to file quarterly reports of condition with FCA.

Capital Standards

General.  Farmer Mac’s charter establishes three capital standards for Farmer Mac:

•
Statutory minimum capital requirement – Farmer Mac’s minimum capital level is an amount of core capital (stockholders’ equity less accumulated other comprehensive income/(loss) plus mezzanine equity) equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of Farmer Mac’s aggregate off-balance sheet obligations, specifically including:

o	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
o	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
o	other off-balance sheet obligations of Farmer Mac.
•	Statutory critical capital requirement – Farmer Mac’s critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.

•	Risk-based capital – The charter directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.

Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus the allowance for losses, but excluding the valuation allowance for REO) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

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

As of December 31, 2009, Farmer Mac’s minimum and critical capital requirements were $217.0 million and $108.5 million, respectively, and its actual core capital level was $337.2 million, $120.2 million above the minimum capital requirement and $228.7 million above the critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2009 was $35.9 million and Farmer Mac’s regulatory capital of $351.3 million exceeded that amount by approximately $315.4 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” for a presentation of Farmer Mac’s current regulatory capital position.

Enforcement Levels.  Farmer Mac’s charter directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards.  As of December 31, 2009, Farmer Mac was classified as within level I—the highest compliance level.

Failure to comply with the applicable required capital level in the charter would result in Farmer Mac being classified as within level II (below the applicable risk-based capital level, but above the minimum capital level), level III (below the minimum capital level, but above the critical capital level) or level IV (below the critical capital level).  In the event that Farmer Mac were classified as within level II, III or IV, the charter requires the Director of OSMO to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified.  The mandatory measures applicable to levels II and III include:

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

Farmer Mac’s charter does not specify any supervisory measures, either mandatory or discretionary, to be taken by the Director in the event Farmer Mac were classified as within level IV.

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

Item 1A.    Risk Factors

Farmer Mac’s business activities, financial performance and results of operations are, by their nature, subject to a number of risks and uncertainties.  Consequently, the Corporation’s net interest income, total revenues and net income have been, and are likely to continue to be, subject to fluctuations that reflect the effect of many factors, including the risk factors described below.  Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect Farmer Mac’s business and its financial performance and results of operations.  Furthermore, because new risk factors likely will emerge from time to time, management can neither predict all such risk factors nor assess the effects of such factors on Farmer Mac’s business, operating results and financial condition or the extent to which any factor, or combination of factors, may affect the Corporation’s actual results and financial condition.  If any of the following risks materialize, Farmer Mac’s business, financial condition or results of operations could be materially and adversely affected.

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
•
changes in interest rates, agricultural land values, commodity prices, export demand for U.S. agricultural products, general economic conditions, and other factors that may affect delinquency levels and credit losses on agricultural real estate mortgage loans;

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

•	the effects of any changes in federal assistance for agriculture on the agricultural economy;
•	energy policy changes that adversely affect the loan repayment capacity of ethanol plants;
•
public policy changes that adversely affect rural electric cooperatives, including carbon capture or limitation on coal-fired power generation and other initiatives designed to promote the shift to clean or “green” energy, which may require utilities to raise rates to customers to pay for new generation sources;

•	restrictions on water supply in agricultural production due to adverse weather conditions, legal disputes or other causes;
•	depressed real property values that may impact the value of agricultural real estate; and
•
decreases in demand for agricultural commodities and/or increases in production costs, in each case within a particular industry, that may affect delinquency levels and credit losses on agricultural real estate mortgage loans within that industry.

Farmer Mac’s business development, profitability and capital depend on the continued growth of the secondary market for agricultural real estate mortgage loans and for rural utilities loans, the future for both of which remains uncertain.

Continued growth in Farmer Mac’s business and future profitability may be constrained by conditions that limit the need or ability for lenders to obtain the benefits of Farmer Mac’s programs, including, but not limited to:

•	reduced growth rates in the agricultural mortgage market due to the slowdown of the overall economy;
•	the availability of other sources of capital for customers of Farmer Mac, including through federal programs;
•	the acceptance by Federal Home Loan Banks of agricultural real estate mortgage loans as collateral;
•	the historical preference of many agricultural lending institutions to retain loans in their portfolios rather than to sell them into the secondary market;
•
the small number of business partners that currently provide a significant portion of Farmer Mac’s business volume, resulting in vulnerability as existing business volume pays down or matures and the status of these business partners evolves;

•	expanded funding available from the federal government for rural utilities lenders; and
•	legislative and regulatory developments that affect the agricultural and rural utilities sectors.

Farmer Mac is a GSE whose continued growth may be materially and adversely affected by legislative and regulatory developments.

Farmer Mac is a GSE that is governed by a statutory charter controlled by the U.S. Congress and regulated by governmental agencies.  Although Farmer Mac is not aware of any pending legislative proposals which would adversely affect the Corporation at this time, Farmer Mac is subject to risks and uncertainties related to legislative, regulatory or political developments.  Such developments could affect the ability of lenders to participate in Farmer Mac’s programs or the terms on which they may participate.  Further, from time to time, legislative or regulatory initiatives are commenced that, if successful, could result in the enactment of legislation or the promulgation of regulations that could affect negatively the growth or operation of the secondary market for agricultural mortgages and rural utilities loans.  For example, the costs related to any potential climate change legislation costs could be significant to the electric utility industry, which could dramatically increase the cost of energy from thermal generation sources and have a particularly damaging effect on rural G&T cooperatives, which generally have a higher reliance on fossil-fueled resources and are more dependent on coal-fired generation than the electric industry as a whole.  Any of these political or regulatory developments could have a material and adverse effect on Farmer Mac’s business, operating results, financial condition and capital levels.  See “Government Regulation of Farmer Mac” in Item 1 of this Annual Report on Form 10-K for additional discussion on the rules and regulations governing Farmer Mac’s activities.

Farmer Mac is subject to statutory and regulatory capital requirements that are subject to change, and failure to meet those requirements could result in supervisory measures or otherwise materially and adversely affect Farmer Mac’s business, operating results or financial condition.

Farmer Mac is required by statute and regulation to maintain certain core capital levels.  Any inability by Farmer Mac to meet these capital requirements could result in supervisory measures by FCA or could otherwise materially and adversely affect Farmer Mac’s business, operating results or financial condition.  Factors that could adversely affect the adequacy of Farmer Mac’s capital levels in the future, and which may be beyond Farmer Mac’s control, include:

•	the potential for any other-than-temporary impairment charges;
•	adverse changes in interest rates or credit spreads;
•	the potential need to increase the level of the allowance for losses on program assets in the future;
•	legislative or regulatory actions that increase Farmer Mac’s applicable capital requirements; and
•	changes in generally accepted accounting principles.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities, and its ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

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

In the Rural Utilities program, eligible utilities operations include the distribution of electricity, the generation and transmission of electricity, and telecommunications.  Each type of utility operation has different inherent risks associated with it, but all share a common risk posed by potential changes in public and regulatory policies.  Business cash flows can be disrupted as a result of storms, though distribution cooperatives have in place cost-sharing arrangements with providers in other regions that mitigate this exposure.  Historically, natural disasters have often resulted in disaster area declarations and financial aid to utilities providers through the Federal Emergency Management Agency and other conduits, although there can be no assurance that any such aid would be available in the event of any future natural disaster.  The electrical distribution and generation sectors can be adversely affected by changes in fuel costs and prices received from consumers, as well as by contractual power obligations that do not match up with supply or demand.  The depth and pace of technological change in the telecommunications industry can also provide significant challenges, as the industry requires heavy capital investment and correct judgments about the sustainability of new technologies in an area with many competitors.

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

Farmer Mac’s earnings depend largely on the performance of its program assets and non-program investments, and the spread between interest earned on such assets and investments and interest paid on Farmer Mac’s obligations and liabilities.  As a result, Farmer Mac’s earnings may be adversely affected by its exposure to credit and interest rate risks, including:

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

Farmer Mac may be adversely affected by weak economic conditions and market turmoil.

The recent significant disruptions in world financial markets, and resulting economic downturn, may have an adverse effect on the value and performance of Farmer Mac’s assets.  The possible duration and severity of the adverse economic cycle is unknown, as the efficacy of legislative and regulatory efforts and programs to stabilize the economy are uncertain.  Furthermore, there can be no assurance that economic conditions will improve in the near future.  To the extent that economic conditions, such as high unemployment or decreases in agricultural real estate values, negatively impact agricultural production or demand, Farmer Mac’s business, operating results or financial condition could be adversely affected.

Farmer Mac may experience writedowns of its investments in future periods, which could adversely affect the Corporation’s business, operating results, financial condition and capital levels.

Deterioration in financial and credit market conditions could reduce the fair value of Farmer Mac’s investment securities, particularly those securities that are less liquid and more subject to volatility.

Recent events in the credit markets have also necessitated an increase in the amount of judgment required to be exercised by management to value certain securities.  Furthermore, Farmer Mac relies on internal models to determine the fair value of certain investment securities, and those models could fail to produce reliable results.  Subsequent valuations of investment securities, in light of factors then prevailing, may result in significant changes in the value of the Corporation’s investment securities in the future.  If Farmer Mac decides to sell any of the securities in its investment portfolio, the price ultimately realized will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value.

Changes in interest rates may cause volatility in financial results and capital levels.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and applies fair value accounting to its financial derivatives transactions pursuant to guidance from the Financial Accounting Standards Board (“FASB”) on accounting for derivatives; it does not apply hedge accounting to those derivatives.  Although Farmer Mac’s financial derivatives provide highly effective economic hedges of interest rate risk, the FASB guidance requires the losses on financial derivatives to be reflected in net income, while a majority of the offsetting economic gains on the hedged items are not.  In addition to volatile earnings under accounting principles generally accepted in the United States (“GAAP”), another consequence of the changes in the fair values of financial derivatives being accounted for in earnings is the resulting effect on Farmer Mac’s regulatory core capital that is available to meet the Corporation’s statutory minimum capital requirement.

Farmer Mac relies on information systems and other technology in its business operations, and any failure or interruption in those systems could adversely affect Farmer Mac’s business, operating results or financial condition.

Farmer Mac relies heavily on information systems and other technology, including from third parties, to conduct and manage its business.  If Farmer Mac experiences a failure or interruption in any of these systems or other technology, including as a result of any actions or failures of third parties, it may be unable to conduct and manage its business effectively.  Although Farmer Mac has implemented a business continuity plan, Farmer Mac may not be able to prevent, address on a timely and adequate basis, or mitigate the negative effects of any failure or interruption.  Furthermore, any breach or loss of sensitive or confidential information could cause Farmer Mac to suffer reputational harm with respect to its business partners.  As a result, any failure or interruption of these information systems or other technology could adversely affect Farmer Mac’s business, operating results or financial condition.

If Farmer Mac’s management of risk associated with its program and non-program assets is not effective, its business, operating results, financial condition and capital levels could be materially adversely affected.

Recent events in the financial markets relating to volatility, liquidity and credit have challenged financial institutions, including Farmer Mac, to adapt and further develop profitability and risk management models adequate to address a wider range of possible market developments.  Farmer Mac’s techniques and strategies may not be effective in mitigating its risk exposure in all economic market environments or against all types of risk, including risks that Farmer Mac fails to identify or anticipate.  Some of Farmer Mac’s qualitative tools and metrics for managing risk are based upon its use of observed historical market behavior.  Farmer Mac applies statistical and other tools to these observations to quantify its risks.  These tools and metrics may fail to predict future risk.  Such failures could, for example, arise from factors Farmer Mac did not anticipate or correctly evaluate in its models.  In addition, Farmer Mac’s quantified modeling does not take into account all risks.  Its more qualitative approach to managing those risks could prove insufficient, exposing it to material unanticipated losses.  The inability of Farmer Mac to effectively identify and manage the risks inherent in its business could have a material adverse effect on its business, operating results, financial condition and capital levels.

Farmer Mac’s ability to repay its obligations and/or raise capital through issuances of debt or equity may be adversely affected by the operating results of its subsidiary Farmer Mac II LLC.

In January 2010, Farmer Mac contributed substantially all of its Farmer Mac II program business to Farmer Mac II LLC, including USDA-guaranteed portions having an aggregate principal amount of $1.1 billion and the primary intangible assets related to the operation of the Farmer Mac II program.  As a result, the assets of Farmer Mac II LLC are not directly available to satisfy the claims of Farmer Mac’s creditors or stockholders.  In the event of an insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of Farmer Mac II LLC, Farmer Mac, as the holder of the common equity interest, may lose all or some of its investment in Farmer Mac II LLC, which event likely would adversely affect Farmer Mac’s ability to raise capital, issue new debt and repay outstanding debt as it comes due.  If Farmer Mac is a creditor to Farmer Mac II LLC, the value of Farmer Mac II LLC’s assets may be insufficient to repay amounts due to Farmer Mac, which also could adversely affect Farmer Mac’s ability to raise capital, issue new debt and repay outstanding debt as it comes due.  In addition, the ability of Farmer Mac II LLC to successfully operate the Farmer Mac II program will impact its ability to pay dividends on the common equity interest owned by Farmer Mac.  If Farmer Mac II LLC cannot pay dividends to Farmer Mac or repay or refinance obligations owed to Farmer Mac, Farmer Mac’s liquidity and ability to raise additional capital also may be adversely affected, which could adversely affect the Corporation’s operating results and financial condition.

Any of these risks could materially and adversely affect Farmer Mac’s business, operating results, financial condition, capital levels and future earnings.  For additional discussion about the Corporation’s risk management, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operation—Risk Management” in Item 7 of this Annual Report on Form 10-K.

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

Item 3.       Legal Proceedings

On December 5, 2008, a lawsuit was filed in the United States District Court for the District of Columbia against Farmer Mac and certain of its present and former officers and directors on behalf of purchasers of the securities of the Corporation between March 15, 2007 and September 12, 2008.  The lawsuit alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by all defendants and violations of Section 20(a) of the Exchange Act by the individual defendants in relation to statements and omissions concerning the financial condition of the Corporation alleged to be materially false or misleading.  The complaint alleged that Farmer Mac made false and misleading statements that had the effect of artificially inflating the price of its securities during the period referenced above.  The complaint also alleged that Farmer Mac failed to disclose material information relating to impairment costs and/or depreciation expenses and that Farmer Mac used overly optimistic assumptions with respect to asset valuations and investments, the size of Farmer Mac’s exposure to Lehman Brothers Holdings Inc. and Fannie Mae, and its performance relative to estimates of future performance.  The December 5, 2008 complaint requested class certification, compensatory damages, and other remedies, but did not specify the amount of damages sought.  On February 23, 2009, the Court appointed lead plaintiffs for the litigation.  On February 26, 2010, the Court entered a stipulation of voluntary dismissal between the parties pursuant to which the lead plaintiffs voluntarily dismissed their case and agreed not to further pursue or assert any claims against the parties that were asserted, or could have been asserted, in the action or otherwise relate to the subject matter of the action.

Item 4.       (Removed and Reserved)

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
	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)
2010
First quarter (through March 1, 2010)	$8.85	$6.18	$9.15	$6.79

2009
Fourth quarter	$7.58	$5.29	$9.63	$6.11
Third quarter	8.12	2.99	11.49	4.11
Second quarter	6.16	2.00	8.38	2.62
First quarter	3.50	1.81	4.47	2.40

2008
Fourth quarter	$9.14	$1.25	$10.99	$2.38
Third quarter	22.06	2.25	32.25	2.28
Second quarter	22.05	14.75	33.85	24.52
First quarter	20.15	15.50	29.92	21.63

As of March 1, 2010, Farmer Mac estimates that there were 1,181 registered owners of the Class A voting common stock, 89 registered owners of the Class B voting common stock and 1,109 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of the Corporation’s common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac’s board of directors in its sole discretion.  From fourth quarter 2004 through fourth quarter 2008 and from first quarter 2009 through fourth quarter 2009, Farmer Mac paid a quarterly dividend of $0.10 per share and $0.05 per share, respectively, on all classes of the Corporation’s common stock.  On February 4, 2010, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on March 31, 2010.  The board reduced the quarterly dividend in 2009 compared to 2008 to preserve capital based on its assessment of the uncertain outlook for capital market conditions and to ensure that Farmer Mac had adequate capital to meet its statutory capital requirements and support new business.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could also be restricted if it were to fail to comply with regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels.”

Information about securities authorized for issuance under Farmer Mac’s equity compensation plans appears under “Equity Compensation Plans” in the Corporation’s definitive proxy statement to be filed on or about April 28, 2010.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States and its common stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act.  Two types of transactions related to Farmer Mac common stock occurred during fourth quarter 2009 that were not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•
On October 7, 2009, Farmer Mac granted stock appreciation rights under its 2008 Omnibus Incentive Plan with respect to an aggregate of 45,000 shares of Class C non-voting common stock, at an exercise price of $7.78 per share, to nine non-officer employees as incentive compensation.

•
On October 22, 2009, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 1,685 shares of its Class C non-voting common stock to the five directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $7.50 per share, which was the closing price of the Class C non-voting common stock on September 30, 2009 as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac’s Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the “NYSE Comp”) and the Standard & Poor’s 500 Diversified Financials Index (the “S&P Div Fin”) over the period from December 31, 2004 to December 31, 2009.  The graph assumes that $100 was invested on December 31, 2004 in each of:  Farmer Mac’s Class A voting common stock; Farmer Mac’s Class C non-voting common Stock; the NYSE Comp; and the S&P Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from SNL Financial.

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

(c)   Farmer Mac did not repurchase any shares of its common stock during 2009.  See “Business—Farmer Mac Programs—Financing—Equity Issuance—Common Stock Repurchases” for information regarding Farmer Mac’s repurchases of its Class C non-voting common stock during 2008 and 2007.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from Farmer Mac’s consolidated balance sheet data as of  December 31, 2009 and the five-year period then ended,  as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2009	2008	2007	2006	2005
	(dollars in thousands)
Cash and cash equivalents	$654,794	$278,412	$101,445	$877,714	$458,852
Investment securities	1,131,895	1,235,859	2,624,366	1,830,904	1,621,941
Farmer Mac Guaranteed Securities	3,398,996	2,451,244	1,298,823	1,330,418	1,330,976
Loans, net	753,720	774,596	766,219	775,421	799,516
Total assets	6,138,813	5,107,307	4,977,613	4,953,673	4,341,445
Notes payable:
Due within one year	3,662,898	3,757,099	3,829,698	3,298,097	2,587,704
Due after one year	1,908,713	887,999	744,649	1,296,691	1,406,527
Total liabilities	5,798,406	4,947,743	4,754,020	4,705,184	4,095,416
Mezzanine equity	144,216	144,216	-	-	-
Stockholders' equity	196,191	15,348	223,593	248,489	246,029

Selected Financial Ratios:
Return on average assets (1)	1.46%	-3.06%	0.09%	0.64%	1.15%
Return on average common equity (2)	113.70%	-158.24%	2.20%	14.03%	22.87%
Average equity to assets (3)	1.88%	2.37%	4.75%	5.32%	5.88%
Average total equity to assets (4)	4.45%	3.80%	4.75%	5.32%	5.88%

	For the Year Ended December 31,
Summary of Operations:	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Interest Income:
Net interest income after (provision)/recovery for loan losses	$83,055	$74,184	$44,668	$40,686	$50,689
Non-interest income/(loss):
Guarantee and commitment fees	31,805	28,381	25,232	21,815	19,554
Gains/(losses) on financial derivatives and trading assets	64,570	(141,042)	(40,274)	1,617	11,537
Other-than-temporary impairment losses	(3,994)	(106,240)	-	-	-
Gains on asset sales and debt repurchases	4,934	2,689	288	1,150	116
Gains on the sale of real estate owned	-	-	130	809	34
Representation and warranty claims income	-	-	-	718	79
Other income	1,439	1,413	1,411	1,001	1,872
Non-interest income/(loss)	98,754	(214,799)	(13,213)	27,110	33,192
Non-interest expense	29,692	32,612	24,877	23,094	11,518
Income/(loss) before income taxes	152,117	(173,227)	6,578	44,702	72,363
Income tax expense/(benefit)	52,517	(22,864)	(83)	12,689	23,091
Net income/(loss)	99,600	(150,363)	6,661	32,013	49,272
Preferred stock dividends	(17,302)	(3,717)	(2,240)	(2,240)	(2,240)
Net income/(loss) available to common stockholders	$82,298	$(154,080)	$4,421	$29,773	$47,032

Allowance for Losses Activity:
Provision/(recovery) for losses	$5,242	$17,840	$(142)	$(3,408)	$(8,777)
Net charge-offs/(recoveries)	7,490	5,292	526	690	(329)
Ending balance	14,187	16,435	3,887	4,555	8,653

Earnings Per Common Share and Dividends:
Basic earnings/(loss) per common share	$8.12	$(15.40)	$0.43	$2.74	$4.14
Diluted earnings/(loss) per common share	8.04	(15.40)	0.42	2.68	4.09
Common stock dividends per common share	0.20	0.40	0.40	0.40	0.40

Regulatory Capital:
Statutory minimum capital requirement	$216,959	$193,476	$186,032	$174,539	$142,439
Core capital	337,153	206,976	226,386	243,533	244,792
Minimum capital surplus	120,194	13,500	40,354	68,994	102,353
(1)	Calculated as net income/(loss) available to common stockholders divided by the simple average of beginning and ending total assets.
(2)	Calculated as net income/(loss) available to common stockholders divided by the simple average of beginning and ending stockholders' equity, net of preferred stock, at redemption value.
(3)	Calculated as the simple average of beginning and ending stockholders' equity divided by the simple average of beginning and ending total assets.
(4)	Calculated as the simple average of beginning and ending mezzanine equity and stockholders' equity divided by the simple average of beginning and ending assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information as of and for each of the years ended December 31, 2009, 2008 and 2007 is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC.  Farmer Mac II LLC was formed as a Delaware limited liability company in December 2009 to operate substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  The business operations of Farmer Mac II LLC began in January 2010.  In the future, Farmer Mac will operate only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities, and only to the extent that Farmer Mac is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC.  See Note 15 to the consolidated financial statements for more information regarding Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac’s consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2009, 2008 and 2007.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to Farmer Mac’s future financial results, business prospects and business developments.  Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” “should” and similar phrases.  The following discussion and analysis includes forward-looking statements addressing Farmer Mac’s:

•	prospects for earnings;
•	prospects for growth in loan purchase, guarantee, securitization, and LTSPC volume;
•	trends in net interest income;
•	trends in portfolio credit quality, delinquencies, and provisions for losses;
•	trends in expenses;
•	trends in non-program investments;
•	prospects for asset impairments and allowance for losses;
•	changes in capital position; and
•	other business and financial matters.

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and uncertainties regarding:

•	the availability of reasonable rates and terms of debt financing to Farmer Mac and Farmer Mac II LLC;
•	legislative or regulatory developments that could affect Farmer Mac;
•	fluctuations in the fair value of assets held by Farmer Mac and Farmer Mac II LLC;
•
the rate and direction of development of the secondary market for agricultural mortgage and rural utilities loans, including lender interest in Farmer Mac credit products and the Farmer Mac secondary market;

•	the general rate of growth in agricultural mortgage and rural utilities indebtedness;
•	borrower preferences for fixed rate agricultural mortgage indebtedness;
•	the impact of economic conditions and real estate values on agricultural mortgage lending;
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities;
•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac; and
•	the future level of interest rates, commodity prices, and export demand for U.S. agricultural products.

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

Overview

During 2009 and into 2010, Farmer Mac continued to make progress in repositioning the Corporation in response to the events of 2008 that caused that year to be one of the most challenging in Farmer Mac’s history.  Since the end of 2008, Farmer Mac has improved its risk-bearing capacity and strengthened its balance sheet while remaining focused on fulfilling its mission of providing the advantages of a secondary market to lenders in rural America.

Farmer Mac’s excess capital above its statutory minimum capital requirement rose to $120.2 million as of December 31, 2009 from $13.5 million as of December 31, 2008 as the result of 2009’s increase in retained earnings and unrealized gains on securities classified as available-for-sale, as well as the issuance of $48.4 million of Series C Preferred Stock during 2009.  On January 25, 2010, Farmer Mac used the proceeds from the sale of $250.0 million of preferred stock of its subsidiary, Farmer Mac II LLC, to repurchase and retire the Corporation’s $150.0 million of outstanding Series B Preferred Stock and to further strengthen Farmer Mac’s financial position to support the continued fulfillment of its mission.  That transaction provided Farmer Mac with additional capital at a significantly lower cost, with the net effective cost of the new $250.0 million of preferred stock of 5.77 percent per year after consideration of the consolidated tax benefits to Farmer Mac.  As a result, the net cost of the new preferred stock on Farmer Mac’s consolidated financial statements will be approximately $14.4 million per year, compared to an annual cost of $18.0 million per year for the $150.0 million of Series B Preferred Stock (based on the 2010 dividend rate of 12 percent for the Series B Preferred Stock, which was scheduled to increase to 14 percent at the end of 2010 and 16 percent in 2011).  With the issuance of the new preferred stock, Farmer Mac believes it is well-positioned to actively partner with agricultural and rural utilities lenders, and that Farmer Mac II LLC is well-positioned to partner with lenders participating in USDA’s guaranteed loan programs, to continue to fulfill Farmer Mac’s mission to provide the needed capital and liquidity to rural America.

In addition to strengthening the Corporation’s capital position, Farmer Mac took other actions during 2009 as part of the repositioning of its business, most notably changes to Farmer Mac’s investment policies and the automation of various internal operational practices.  During 2009, Farmer Mac reduced the size of its liquidity investment portfolio as it positioned the portfolio to preserve capital and reduce risk while maintaining acceptable levels of liquidity.  The Corporation conducted an extensive review of its investment policies and operations with a view to strengthening policies, procedures, and oversight of its investment portfolio and related funding strategies.  As a result of that review, Farmer Mac revised its investment policies and operations in 2009, with the goals of minimizing the Corporation’s exposure to financial market volatility, preserving capital, and supporting access to the debt markets.  For example, Farmer Mac implemented tighter limits on concentrations of risk in its investment portfolio and restricted the use of certain financial derivatives in funding strategies to ensure proper consideration of the potential adverse effects on capital resulting from changes in their fair values over time.  In addition to the changes in its investment policies and operations, Farmer Mac developed and implemented a web-based loan underwriting system during 2009, which increased the efficiency in the Corporation’s loan approval, rate lock, and loan funding processes and enhanced the integrity of data flow.

Farmer Mac’s net income available to common stockholders for 2009 was $82.3 million or $8.04 per diluted common share, compared to net loss of $154.1 million or $15.40 per diluted common share for 2008, and net income of $4.4 million or $0.42 per diluted common share for 2007.  Compared to prior years, 2009 net income was driven by higher net interest income after provisions for loan losses, higher guarantee and commitment fees, and gains, in contrast to losses, on financial derivatives and trading assets.  In addition, Farmer Mac’s results for 2008 were severely adversely affected by impairment losses on investment securities that were subsequently liquidated during 2009.

Farmer Mac achieved growth in its outstanding guarantees and commitments associated with its program business.  The Corporation added $2.5 billion to its portfolio of loans, guarantees and commitments during 2009, which increased the aggregate outstanding principal amount of that portfolio to $10.7 billion as of December 31, 2009 from $10.1 billion as of December 31, 2008 after the effects of paydowns and maturities.  The year-over-year increase in outstanding program volume was primarily attributable to substantial growth in business volume under the Rural Utilities program.  As a result of the increase in outstanding business volume, guarantee and commitment fees increased to $31.8 million for 2009, compared to $28.4 million and $25.2 million for 2008 and 2007, respectively.

Throughout 2009, business growth in the Farmer Mac I program slowed due to the disruptions in the financial sector, more sporadic profits in agriculture, the reduced volume of refinanced loans due to the protracted low interest rate environment, and to reduced non-farm investor interest in purchasing farmland.  Farmer Mac’s capital position in late 2008 caused Farmer Mac to implement a requirement for business partners to purchase Series C Preferred Stock in connection with new transactions in excess of $20.0 million, which reduced the flow of business volume from some of Farmer Mac’s traditional sources during 2009.  However, by the end of 2009, Farmer Mac was positioned to grow the Farmer Mac I program business as the plan to raise capital was reaching completion and with the following additional developments:

•	the Series C Preferred Stock investment requirement was eliminated and communicated to Farmer Mac’s business partners;
•	Farmer Mac expanded its marketing arrangements with the American Bankers Association (ABA) and the Independent Community Bankers of America (ICBA); and
•
one of Farmer Mac’s commercial bank business partners obtained a clarification from its regulator that the bank’s loans that are subject to Farmer Mac LTSPCs would obtain a favorable risk-weighting (20 percent), which is consistent with the risk-weighting enjoyed by FCS institutions for loans subject to LTSPCs.

The growth in Farmer Mac’s Rural Utilities program continued for much of 2009, which led to $2.1 billion of loans and Farmer Mac Guaranteed Securities outstanding under the Rural Utilities program as of December 31, 2009.  A large portion of that business was the purchase of general obligation notes from National Rural secured by eligible rural utilities loans in AgVantage structures.  See “—Risk Management—Credit Risk – Institutional.”  Beginning in August 2009, the majority of Farmer Mac’s rural utilities business was direct purchases of distribution cooperative rural utilities loans, and this trend of purchasing eligible rural utilities loans, as opposed to guaranteeing general obligations secured by eligible loans in AgVantage transactions, is expected to continue for the foreseeable future under the Rural Utilities program.  In late 2009, Farmer Mac developed underwriting standards for the purchase of loans to G&T cooperatives and expects to see purchase requests for these types of rural utilities loans by mid-year 2010.

Conditions in the agricultural sector in 2009 were more stable than the national economy in general, but agriculture was not completely insulated from the effects of the economic downturn or commodity price cycles.  Although some industries in the agricultural sector prospered, others, such as the protein sector (i.e., cattle, poultry and pork producers), continued to be pressured by low prices for their products due to oversupply and elevated input costs.  Profitability has been elusive for many farmers and ranchers in some areas of California and the northwestern United States that rely on irrigation water from watershed runoff.  In addition, competing interests for the water supply have limited the flow to farmers in some areas to a level well below that embedded in long-standing water contract agreements.  During fourth quarter 2009, corn and ethanol prices returned to levels that allowed profitability to return to the ethanol industry, a key development for Farmer Mac’s ethanol portfolio.  The dairy sector experienced operating losses throughout most of 2009 due to oversupply and the worldwide economic slowdown.  However, during fourth quarter 2009, some dairy operators began to operate at break-even or profitable levels, as supply and demand conditions came back into balance and the price of milk rose.  See “—Results of Operations—Outlook” and “—Risk Management—Credit Risk – Loans” for more detail about the outlook for certain agricultural industries.

As of December 31, 2009, Farmer Mac’s 90 day delinquencies were $49.5 million, down from $67.1 million as of December 31, 2008.  Farmer Mac’s non-performing assets (which in addition to 90-day delinquencies include REO and loans in bankruptcy) were $62.0 million as of December 31, 2009, also down from $80.0 million as of December 31, 2008.  Those reductions are in part a result of the progression of certain ethanol loans from “in bankruptcy” during fourth quarter 2008, to “real estate owned” as of second quarter 2009, and to “loans held for investment” as of December 31, 2009.  As of December 31, 2009, Farmer Mac’s ethanol exposure, which includes loans held and loans subject to LTSPCs, was $263.9 million with exposure to 29 different plants and an additional $37.0 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac does not expect to add more ethanol loan exposure to its portfolio.  See “—Risk Management—Credit Risk – Loans” for more detail about Farmer Mac’s ethanol portfolio.  During 2009, Farmer Mac recorded provisions to its allowance for losses of $5.2 million, compared to provisions of $17.8 million during 2008, and recoveries of $0.1 million during 2007.  As of December 31, 2009, the total allowance for losses was $14.2 million, compared to $16.4 million as of December 31, 2008.

Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic earnings.  Consistent with that trend, Farmer Mac’s gains on financial derivatives for 2009 were $21.3 million, compared to losses of $130.4 million and $39.9 million for 2008 and 2007, respectively.  Fair value gains on trading assets totaled $43.3 million for 2009, compared to losses of $10.6 million and $0.3 million for 2008 and 2007, respectively.  While these volatile changes in fair values may at times produce significant income, as was the case in 2009, they may also produce significant losses, as was the case in some previous reporting periods.  Future changes in those values cannot be reliably predicted; however, as of December 31, 2009, the cumulative fair value after-tax losses recorded on financial derivatives was $60.0 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may produce either income or expense, but is expected to generate positive effective net spread when combined with the interest earned and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive effective net spread will build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations will have no permanent effect upon maturity.

During 2009, Farmer Mac recognized in earnings other-than-temporary impairment losses of $4.0 million, compared to $106.2 million in 2008.  Prior to 2008, Farmer Mac had not recognized any other-than-temporary impairment losses.  The significant losses in 2008 stemmed from Farmer Mac’s investments in Fannie Mae preferred stock and Lehman Brothers Holdings Inc. senior debt securities.

To assist in the comparison of results to prior periods, the table below summarizes many of the significant items discussed above as they relate to Farmer Mac’s results of operations for the years ended December 31, 2009, 2008 and 2007 and reconciles those items as separate components of net income/(loss) available to common stockholders, distinct from the recurring items during the periods presented.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Recurring items:
Guarantee and commitment fees	$31,805	$28,381	$25,232
Net interest income including realized gains/(losses) on financial derivatives	45,535	59,441	43,235
Other income	1,439	1,413	1,411
Credit related (charges)/benefit	(5,595)	(17,956)	300
Operating costs	(26,950)	(29,187)	(24,832)
Related tax expense	(14,337)	(12,509)	(13,486)
Preferred stock dividends	(17,302)	(3,717)	(2,240)
Subtotal	14,595	25,866	29,620
Items resulting from fair value fluctuations:
Fair value changes in financial derivatives	61,670	(101,129)	(38,729)
Fair value changes in trading assets	43,273	(10,639)	(327)
Related tax (expense)/benefit	(36,730)	39,119	13,670
Subtotal	68,213	(72,649)	(25,386)
Other items:
Other-than-temporary impairment losses	(3,994)	(106,240)	—
Gains on asset sales and debt repurchases	4,934	2,689	288
Related tax expense	(1,450)	(3,746)	(101)
Subtotal	(510)	(107,297)	187
Net income/(loss) available to common stockholders	$82,298	$(154,080)	$4,421

See “—Results of Operations” for a detailed presentation of Farmer Mac’s financial results for the years ended December 31, 2009, 2008 and 2007.

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

Allowance for Losses

Total Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held (“allowance for loan losses”) and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities (“reserve for losses”) based on available information in accordance with FASB standards on accounting for contingencies and on measuring individual impairment of a loan.

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

The total allowance for losses consists of a general allowance for losses and a specific reserve for impaired loans.

General Allowance for Losses

Farmer Mac’s methodology for determining its general allowance for losses incorporates the Corporation’s automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac’s portfolio of loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors, including:

•      economic conditions;
•      geographic and agricultural commodity/product concentrations in the portfolio;
•      the credit profile of the portfolio;
•      delinquency trends of the portfolio;
•      historical charge-off and recovery activities of the portfolio; and
•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its use of this methodology produces a reliable estimate of inherent, probable losses, as of the balance sheet date, for all loans included in Farmer Mac’s portfolio, including loans held and loans underlying  Farmer Mac I Guaranteed Securities and LTSPCs.

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, to determine if there are any probable losses inherent in those assets.

No allowance for losses has been provided for loans underlying AgVantage securities or securities issued under the Farmer Mac II program.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.

Specific Reserve for Impaired Loans

Farmer Mac specifically analyzes certain loans in its portfolio for impairment.  A loan is considered impaired when, based on current information and events, it is probable that Farmer Mac will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Farmer Mac considers the following loans to be impaired:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan – and REO);

•	loans for which Farmer Mac has adjusted the timing of borrowers’ payment schedules, but still expects to collect all amounts due and has not made economic concessions; and
•	additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

For some impaired loans, Farmer Mac measures impairment based on the fair value of the underlying collateral relative to the total amount due.  In the event that the updated appraisal or management’s estimate of discounted collateral value does not support the total recorded investment, Farmer Mac provides a specific allowance for the difference between the recorded investment and the fair value of the underlying collateral, less estimated costs to liquidate the collateral.  Estimates of selling costs are based on historical selling costs incurred by Farmer Mac.

For impaired loans without updated collateral value estimates, Farmer Mac aggregates those loans and uses historical statistics to measure impairment.  All impaired loans that do not have an updated appraisal obtained within the previous two years or discount applied to an older appraised value, are measured for impairment in the aggregate.

Further information regarding the allowance for losses is included in “—Risk Management – Credit Risk – Loans.”

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

Effective January 1, 2008, Farmer Mac adopted FASB guidance on fair value measurements and disclosures that defines fair value, establishes a hierarchy for ranking fair value measurements, and expands disclosures about fair value measurements.  The new guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

In determining fair value, Farmer Mac uses various valuation approaches, including market, income and/or cost approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac’s financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, Farmer Mac estimates the fair value using techniques that rely on alternate market data or internally developed models using significant inputs that are generally less readily observable.  Market data includes prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates.  If market data needed to estimate fair value is not available, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Even when market assumptions are not readily available, Farmer Mac’s assumptions reflect those that market participants would likely use in pricing the asset or liability at the measurement date.

Farmer Mac’s assets and liabilities presented at fair value in the consolidated balance sheet on a recurring basis include investment securities, Farmer Mac Guaranteed Securities and financial derivatives.  The changes in fair value from period to period are recorded either in the consolidated balance sheet to accumulated other comprehensive income/(loss) or in the consolidated statement of operations as gains/(losses) on financial derivatives or gains/(losses) on trading assets.

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

As of December 31, 2009, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $3.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 61 percent of total assets and 80 percent of financial instruments measured at fair value as of December 31, 2009.  Assets underlying these financial instruments measured as level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets
Farmer Mac I Guaranteed Securities	Agricultural real estate mortgage loans eligible under the standards for the Farmer Mac I program.

Farmer Mac II Guaranteed Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

Farmer Mac Guaranteed Securities – Rural Utilities	General obligations of National Rural and/or loans made to rural electric distribution cooperatives by National Rural.

Auction-rate certificates (“ARCs”)	Guaranteed student loans that are backed by the full faith and credit of the United States.

GSE preferred stock	Preferred stock investments in CoBank, ACB, and AgFirst Farm Credit Bank, both of which are institutions of the FCS, a government-sponsored enterprise.

GSE subordinated debt	Subordinated debt issued by CoBank, ACB.

Further information regarding fair value measurement is included in Note 13 to the consolidated financial statements.

Other-than-Temporary Impairment of Investment Securities

Effective April 1, 2009, Farmer Mac adopted the amended FASB guidance for the recognition and presentation of other-than-temporary impairments for debt securities.  If the fair value of a security is less than its amortized cost basis as of the balance sheet date, Farmer Mac assesses whether the impairment is temporary or other-than-temporary.  Other-than-temporary impairment occurs when the fair value of an available-for-sale security is below its amortized cost, and it is determined that management (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.  In these cases, the entire difference between the amortized cost basis of the security and the fair value as of the balance sheet date is recognized as other-than-temporary impairment in earnings.

For debt securities, if management does not intend to sell the security and it is not more likely than not that it will be required to sell the security before anticipated recovery, Farmer Mac determines whether a credit loss exists.  Many factors considered in this determination involve significant judgment, including recent events specific to the issuer or the related industry, changes in external credit ratings, the severity and duration of the impairment, recoveries or additional declines in fair value subsequent to the balance sheet date, and other relevant information related to the collectability of the security.  If Farmer Mac determines that the present value of the cash flows likely to be collected from the security is greater than the amortized cost basis of the security, the impairment is deemed to be temporary.  Conversely, if the present value of the expected cash flows is less than the amortized cost basis of the security, a credit loss has occurred and the security is deemed to be other-than-temporarily impaired and the amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income, net of applicable taxes.

Results of Operations

Net Interest Income.  Net interest income was $85.9 million for 2009, $88.7 million for 2008 and $44.5 million for 2007.  During 2009, Farmer Mac has maintained uninterrupted access to the capital markets at favorable rates, though the Corporation’s short-term borrowing costs relative to LIBOR returned to historical levels during third quarter 2009.  Toward the end of 2008 and into 2009, Farmer Mac reduced the size of its liquidity investment portfolio as it positioned the portfolio to preserve capital and reduce risk while maintaining acceptable levels of liquidity.  The reduced level of investment has decreased the net interest income earned from that portfolio compared to earlier periods.  The net interest yield was 168 basis points for the year ended December 31, 2009, compared to 162 and 85 basis points for the years ended December 31, 2008 and 2007, respectively.

The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2009, 2008 and 2007.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average rate earned on cash and investments reflects lower short-term market rates during 2009 compared to 2008.  The lower average rate on loans and Farmer Mac Guaranteed Securities during 2009 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during the latter part of 2008 and 2009.

	For the Year Ended December 31,
	2009			2008			2007
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:

Cash and investments	$1,419,714	$28,727	2.02%	$2,928,424	$113,722	3.88%	$3,195,475	$174,196	5.45%
Loans and Farmer Mac Guaranteed Securities	3,682,166	147,766	4.01%	2,540,802	141,973	5.59%	2,020,290	123,562	6.12%
Total interest-earning assets	5,101,880	176,493	3.46%	5,469,226	255,695	4.68%	5,215,765	297,758	5.71%

Funding:
Notes payable due within one year	3,104,198	24,150	0.78%	3,731,051	98,049	2.63%	3,493,047	176,786	5.06%
Notes payable due after one year (1)	1,781,974	66,435	3.73%	1,521,305	68,931	4.53%	1,521,738	76,519	5.03%
Total interest- bearing liabilities	4,886,172	90,585	1.85%	5,252,356	166,980	3.18%	5,014,785	253,305	5.05%
Net non-interest-bearing funding	215,708	—	—	216,870	—	—	200,980	—	—
Total funding	$5,101,880	90,585	1.78%	$5,469,226	166,980	3.05%	$5,215,765	253,305	4.86%

Net interest income/yield		$85,908	1.68%		$88,715	1.62%		$44,453	0.85%

(1) Includes current portion of long-term notes.

The average rate earned on cash and investments reflects lower short-term interest rates in 2009 compared to 2008 and 2007, and the short-term or floating rate nature of most investments acquired and outstanding during 2009.  The lower average rate on loans and Farmer Mac Guaranteed Securities reflects the reset of adjustable rate mortgages to lower rates and the acquisition of new lower-yielding loans compared to rates on loans that have matured.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt at higher market rates and the issuance of new debt at lower market rates during 2009.

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans and Farmer Mac Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets.

	2009 vs. 2008			2008 vs. 2007
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(40,947)	$(44,048)	$(84,995)	$(46,859)	$(13,615)	$(60,474)
Loans and Farmer Mac Guaranteed Securities	(46,938)	52,731	5,793	(11,364)	29,775	18,411
Total	(87,885)	8,683	(79,202)	(58,223)	16,160	(42,063)
Expense from interest-bearing liabilities	(65,447)	(10,948)	(76,395)	(97,821)	11,496	(86,325)
Change in net interest income	$(22,438)	$19,631	$(2,807)	$39,598	$4,664	$44,262

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

Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives.  Farmer Mac’s net interest yield was $85.9 million (168 basis points) for 2009, compared to $88.7 million (162 basis points) and $44.5 million (85 basis points) for 2008 and 2007, respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  As these figures demonstrate, the amounts of these payments, which are largely the result of borrower refinancing, were greatly reduced in 2009 compared to 2008.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

The following table presents the net effective spread between Farmer Mac’s interest earning assets and its net funding costs.  This spread is measured by adding (expense)/income related to financial derivatives to net interest income and subtracting yield maintenance payments.

	For the Year Ended December 31,
	2009		2008		2007
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)

Net interest income/yield	$85,908	1.68%	$88,715	1.62%	$44,453	0.85%
(Expense)/income related to financial derivatives	(35,676)	-0.70%	(26,975)	-0.49%	76	0.00%
Yield maintenance payments	(454)	-0.01%	(3,556)	-0.07%	(3,896)	-0.07%
Net spread	$49,778	0.97%	$58,184	1.06%	$40,633	0.78%

Farmer Mac’s borrowing costs during 2008 were significantly more advantageous than historical levels.  During 2009, the decline in the yield on Farmer Mac’s floating rate assets outpaced the decline in borrowing costs that were already at historically low levels.

Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  While the amount of yield maintenance payments has been relatively consistent over the past three years, the timing and amounts of these payments could vary greatly.  Future variations in yield maintenance payments would not necessarily indicate positive or negative trends upon which to gauge future financial results.  For the years ended December 31, 2009, 2008 and 2007, the after-tax effects of yield maintenance payments on net income and diluted earnings per share were $0.3 million or $0.03 per diluted share, $2.3 million or $0.23 per diluted share and $2.5 million or $0.24 per diluted share, respectively.

Provision for Loan Losses.  During 2009, Farmer Mac provided for $2.9 million of loan losses, compared to $14.5 million during 2008 and recoveries of $0.2 million during 2007.  The provisions for loan losses during 2008 were largely attributable to defaulted ethanol loans purchased from AgStar Financial Services, a related party, pursuant to the terms of an LTSPC agreement.  See “—Risk Management—Credit Risk – Loans.”

Provision for Losses.  The provision for losses on Farmer Mac Guaranteed Securities and LTSPCs was $2.4 million for 2009 compared to $3.3 million for 2008 and $0.1 million during 2007.  Similar to the provision for loan losses, the increase in 2008 was largely attributable to Farmer Mac’s exposures to the ethanol industry.   See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $31.8 million for 2009, compared to $28.4 million for 2008 and $25.2 million for 2007.  As noted above, Farmer Mac’s guarantee and commitment fees increased in 2009 because of increases in both the average fees charged and the average level of guarantees and commitments outstanding.  In both cases, the increases are attributable to the rural utilities business added since June 30, 2008.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting available under FASB guidance on derivatives.  The net effect of gains and losses on financial derivatives recorded in Farmer Mac’s consolidated statements of operations was a net gain of $21.3 million for 2009, and net losses of $130.4 million and $39.9 million for 2008 and 2007, respectively.  The components of gains and losses on financial derivatives for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Realized:
(Expense)/income related to financial derivatives	$(35,676)	$(26,975)	$76
Losses due to terminations or net settlements	(4,463)	(1,876)	(720)
Unrealized gains/(losses) due to fair value changes	61,670	(101,129)	(38,729)
Amortization of financial derivatives transition adjustment	(234)	(423)	(574)
Gains/(losses) on financial derivatives	$21,297	$(130,403)	$(39,947)

The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap contracts is shown as (expense)/income related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in market interest rates.  The amortization of the financial derivatives transition adjustment reflects the reclassification into earnings of the unrealized losses on financial derivatives included in accumulated other comprehensive income/(loss) as a result of the adoption of the FASB standard on derivatives.  The remaining financial derivatives transition adjustment will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

For the years ended December 31, 2009, 2008 and 2007, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $3.3 million and $1.3 million and income of $1.8 million during 2009, 2008 and 2007, respectively, related to these interest rate swap contracts.  Farmer Mac recognized unrealized gains of $0.1 million and unrealized losses of $2.6 million and $3.9 million during 2009, 2008 and 2007, respectively, due to changes in the fair value of these interest rate swap contracts.  See Note 3 to the consolidated financial statements for more information on related party transactions.

Gains and Losses on Trading Assets.  During 2009, Farmer Mac recognized gains on trading assets of $43.3 million, compared to losses of $10.6 million and $0.3 million for 2008 and 2007, respectively.  The gains recognized during 2009 are primarily the result of increases in the fair values of GSE preferred stock, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities of $18.4 million, $3.7 million and $20.8 million, respectively.  Gains on trading assets are discussed further in Note 13 to the consolidated financial statements.  During first quarter 2009, Farmer Mac changed the inputs to its discounted cash flow model used to estimate the fair value of its investments in thinly traded GSE preferred stock.  The benchmark securities previously used to derive credit spreads for estimates of fair value as of December 31, 2008 were preferred stock issued by large national financial institutions.  The preferred stock securities of these large financial institutions experienced significant volatility during first quarter 2009 due to changes in the credit quality of the issuers and the market expectations regarding projected cash flows for the securities.  The change in the market expectations of projected future cash flows for those securities was inconsistent with the FCS preferred stock owned by Farmer Mac.  Had Farmer Mac estimated the fair value of the FCS preferred stock as of December 31, 2008 using the new methodology in place as of March 31, 2009, the fair values of those securities would have been $175.0 million, an increase of approximately $13.4 million from the estimated fair value of $161.6 million as of December 31, 2008.

On January 1, 2008, with the adoption of the FASB standard on the fair value option for financial instruments, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During 2008, Farmer Mac elected to measure an additional $113.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  One of the FASB’s stated objectives of the FASB guidance was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Consistent with that objective, Farmer Mac selected all of these assets for the fair value option under the FASB guidance because they were funded or hedged principally with financial derivatives.  Consequently, Farmer Mac expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  Due to the significant declines in the fair values of investment securities attributable to the widening of credit spreads experienced during 2008, such financial reporting offsets were not achieved.  For 2008, Farmer Mac recorded net losses on trading assets of $5.6 million for changes in fair values of the assets selected for the fair value option.

During fourth quarter 2008, Farmer Mac also elected to measure put rights related to $119.9 million (par value) of its ARC holdings at fair value upon the election of the fair value option as permitted by the FASB guidance.  See Note 4 to the consolidated financial statements for more information related to these put rights.  Farmer Mac made no fair value option elections during 2009.

Other-than-Temporary Impairment Losses.  During 2009, Farmer Mac recognized in earnings other-than-temporary impairment losses of $4.0 million, compared to $106.2 million in 2008.  Prior to 2008, Farmer Mac had not recognized any other-than-temporary impairment losses.  The significant losses in 2008 stemmed from Farmer Mac’s investments in Fannie Mae preferred stock and Lehman Brothers Holdings Inc. senior debt securities.  During 2009, Farmer Mac recorded additional other-than-temporary impairment losses of $0.1 million related to its investment in Fannie Mae preferred stock and $1.0 million related to its investment in CIT Group Inc. corporate debt securities.  Farmer Mac sold all of these investments in 2009 and recognized net recoveries of $3.2 million.

During 2009, Farmer Mac recorded an impairment of $1.3 million related to its remaining investment in The Reserve Primary Fund.  Taking into account the $4.8 million distribution received in January 2010, Farmer Mac’s remaining exposure to this Fund is $0.5 million.   Farmer Mac also recorded other-than-temporary impairment losses of $1.6 million in 2009 to write down its $49.9 million investment in the HSBC Finance corporate debt securities to its fair value of $48.3 million since management intended to sell these securities.  Farmer Mac sold $20.0 million of the HSBC Finance corporate debt during 2009 and entered into credit default swaps with notional balances totaling $30.0 million to mitigate the credit exposure related to the remaining investment in HSBC Finance.  The credit default swaps protect Farmer Mac against any future default by HSBC Finance.   Changes in the fair value of the credit default swaps will be recorded in earnings; however, only additional credit losses related to the HSBC Finance corporate debt will be recorded in earnings since management no longer intends to sell these securities.

Gains on Sale of Available-for-Sale Investment Securities.  During 2009, 2008 and 2007, Farmer Mac recognized realized net gains of $3.4 million, $0.3 million and $0.3 million, respectively, from the sale of securities from its available-for-sale portfolio.  The gain in 2009 was primarily attributable to Farmer Mac’s sale of all of its remaining investment in Lehman Brothers Holdings, Inc. senior debt securities as to which the Corporation had recorded $54.5 million in other-than-temporary impairment losses during 2008.  Upon the sale of these securities in first quarter 2009, Farmer Mac recognized a recovery of $3.2 million.

Gains on Sale of Loans and Farmer Mac Guaranteed Securities.  During 2009 and 2008, Farmer Mac recognized gains on sale of loans held and Farmer Mac Guaranteed Securities of $1.6 million and $1.5 million, respectively.  There were no gains or losses on the sale of loans held and Farmer Mac Guaranteed Securities during 2007.

Compensation and Employee Benefits. Compensation and employee benefits were $13.7 million, $15.3 million and $14.2 million for 2009, 2008 and 2007, respectively.  The decrease in 2009 from 2008 was due to accruals in 2008 for severance payments to the former Chief Executive Officer and Chief Financial Officer.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $11.2 million, $11.9 million and $8.5 million for 2009, 2008 and 2007, respectively.  The increase from 2007 to 2008 was largely attributable to advisory fees related to the issuance of Series B Preferred Stock and to legal and other advisory fees related to the development of Farmer Mac programs and corporate governance matters, which continued in 2009 in connection with the sale of Non-Cumulative Perpetual Preferred Stock of Farmer Mac’s newly formed subsidiary, Farmer Mac II LLC.  See Note 15 to the consolidated financial statements for more information related to Farmer Mac II LLC.

Regulatory Fees.  Regulatory fees were $2.1 million, $2.1 million and $2.2 million for 2009, 2008 and 2007, respectively.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2010 will be $2.3 million, compared to $2.1 million for the federal fiscal year ended September 30, 2009.  The regulatory assessments from FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2009, 2008 and 2007 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred.  These revisions have resulted in both additional assessments and refunds in the past.

Income Tax Expense/Benefit.  Income tax expense totaled $52.5 million in 2009, compared to tax benefits of $22.9 million and $0.1 million in 2008 and 2007, respectively.  Farmer Mac’s effective tax rates for 2009, 2008 and 2007 were approximately 34.5 percent, (13.2) percent and (1.3) percent, respectively.  Farmer Mac’s negative tax rate for 2008 was largely attributable to significant pre-tax losses recognized on Farmer Mac’s derivative and investment portfolios, which were partially offset by the recognition of a deferred tax valuation allowance.  The negative tax rate for 2007 was a result of a portion of Farmer Mac’s dividend income on investment securities being non-taxable.  During 2007, the effect of that non-taxable dividend income on investment securities exceeded Farmer Mac’s tax expense at its statutory tax rate.

As of December 31, 2009 and 2008, Farmer Mac recorded a valuation allowance of $41.1 million and $40.0 million, respectively, against the deferred tax assets arising from other-than-temporary impairment losses and losses on preferred stock held in its investment portfolio.  Because these losses were capital in nature, tax benefits can only be realized to the extent Farmer Mac would have offsetting capital gains.  Farmer Mac does not currently expect to produce sufficient capital gains to recognize any material tax benefits related to these losses.  For more information about income taxes, see Note 10 to the consolidated financial statements.

Business Volume.  During 2009, Farmer Mac added $2.5 billion of program volume, compared to $3.1 billion and $2.3 billion in 2008 and 2007, respectively.  Farmer Mac’s outstanding program volume as of December 31, 2009 was $10.7 billion, compared to $10.1 billion and $8.5 billion as of December 31, 2008 and 2007, respectively.  The difference in outstanding program volume as of December 31, 2009 compared to December 31, 2008 and 2007 is largely attributable to increases in business volume under Farmer Mac’s Rural Utilities program.  During 2009, Farmer Mac:

•	purchased $195.3 million of newly originated Farmer Mac I eligible loans;
•	added $234.2 million of Farmer Mac I eligible loans under LTSPCs;
•	purchased $28.6 million of loans under the Rural Utilities program;
•	purchased or placed its guarantee on $1.7 billion of Farmer Mac Guaranteed Securities – Rural Utilities; and
•	purchased $346.4 million of Farmer Mac II USDA-guaranteed portions.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Farmer Mac I:
Loans	$195,318	$196,622	$127,709
LTSPCs	234,166	530,363	970,789
AgVantage	—	475,000	1,000,000
Farmer Mac II Guaranteed Securities	346,432	303,941	210,040
Rural Utilities:
Loans	28,644	—	—
Guaranteed Securities	1,711,009	1,560,676	—
Total purchases, guarantees and commitments	$2,515,569	$3,066,602	$2,308,538

The decrease in business volume under the Farmer Mac I program during 2009 compared to 2008 and 2007 was attributable in part to Farmer Mac’s requirement, beginning in late 2008, that business partners purchase Series C Preferred Stock in connection with new transactions in excess of $20.0 million.  That requirement reduced the flow of business volume from some of Farmer Mac’s traditional sources during 2009, particularly under the Farmer Mac I program.  Farmer Mac eliminated the Series C Preferred Stock investment requirement in December 2009.

The purchase price of newly originated and seasoned eligible loans and portfolios, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac’s target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and sells Farmer Mac Guaranteed Securities backed by those loans.  Farmer Mac’s decision to retain loans it purchases is based on analysis of the underlying funding costs and resulting net interest income achievable over the lives of the loans.  The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased and retained (excluding the purchases of defaulted loans) during both 2009 and 2008 was less than one year. Of those loans, 54 percent and 59 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 12.7 years and 16.3 years, respectively.

During 2009, 2008 and 2007, Farmer Mac securitized loans it purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $28.7 million, $98.8 million and $1.3 million, respectively.  Of the 2009 transactions, $27.8 million was sold to Zions First National Bank (“Zions”) and $0.9 million was sold to AgStar Financial Services, ACA (“AgStar”).  Of the 2008 transactions, $96.1 million was sold to Zions and $2.7 million was sold to AgStar.  All of the 2007 transactions were sold to AgStar.  Both Zions and AgStar are related parties with respect to Farmer Mac.  Additionally, during 2007 Farmer Mac issued $681.7 million of Farmer Mac I Guaranteed Securities as the result of conversions of LTSPCs, of which $400.2 million were issued to related parties.  All of those 2007 transactions were with AgStar.  See Note 3 to the consolidated financial statements for more information about related party transactions.

The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Loans securitized and sold as Farmer Mac I Guaranteed Securities	$28,736	$98,843	$1,324
AgVantage securities	—	475,000	1,000,000
Conversions of LTSPCs into Farmer Mac I Guaranteed Securities	—	—	681,732
Total Farmer Mac I Guaranteed Securities Issuances	$28,736	$573,843	$1,683,056

The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities increased 6.3 percent to $10.7 billion as of December 31, 2009 from $10.1 billion as of December 31, 2008.  The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac Guaranteed Securities and LTSPCs

	As of December 31,
	2009	2008	2007
	(in thousands)
Farmer Mac I:
Loans	$733,422	$781,305	$762,319
Guaranteed Securities (including AgVantage)	4,491,346	4,978,468	4,885,878
LTSPCs	2,165,706	2,224,181	1,948,941
Farmer Mac II Guaranteed Securities	1,199,798	1,043,425	946,617
Rural Utilities:
Loans	28,644	1,054,941	—
Guaranteed Securities (including AgVantage)	2,102,188	—	—
Total	$10,721,104	$10,082,320	$8,543,755

Of the $10.7 billion outstanding principal balance of volume included in Farmer Mac’s three programs as of December 31, 2009, $4.7 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.  The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of December 31, 2009.

AgVantage Balances by Year of Maturity
As of
December 31, 2009
(in thousands)

2010	$195,600
2011	2,051,400
2012	497,000
2013	157,750
2014	761,900
Thereafter	1,019,390
Total	$4,683,040

As shown in the table above, $2.1 billion of the outstanding $4.7 billion of AgVantage securities matures in 2011.  If the institution that issued a maturing AgVantage security does not refinance it through Farmer Mac and Farmer Mac does not find alternate sources of business volume, the Corporation’s income could be adversely affected, although the effect on income of less AgVantage business may not be material and will likely not be proportional to the amount of any decrease in business volume as a result of the maturity of AgVantage securities.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  See “—Risk Management—Credit Risk – Loans.”

The following table presents Farmer Mac’s purchases of newly originated and current seasoned loans and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$195,318	$196,622	$127,709
Defaulted loans purchased underlying off-balance sheet Farmer Mac I
Guaranteed Securities	1,157	647	1,562
Defaulted loans purchased underlying LTSPCs	17,896	56,560	1,033
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	2,216	1,072	1,316
Total loan purchases	$216,587	$254,901	$131,620

The purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac’s obligations as guarantor and under its contractual commitments, respectively.  Farmer Mac may, in its sole discretion, purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC.  With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Considering the low loan-to-value ratios in its portfolio, Farmer Mac believes that it is probable at the acquisition of these loans that it will be able to collect all contractually required payments receivable.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2009, 2008 and 2007 was 3 years, 3 years and 8 years, respectively.

For information regarding sellers in the Farmer Mac I and Farmer Mac II programs, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Farmer Mac II—United States Department of Agriculture Guaranteed Loan Programs.”

Related Party Transactions.  As provided by Farmer Mac’s statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac’s Class A voting common stock, and only institutions of the FCS may hold Farmer Mac’s Class B voting common stock.  Farmer Mac’s statutory charter also provides that holders of Class A voting common stock elect five members of Farmer Mac’s 15-member board of directors and that holders of Class B voting common stock elect five members of the board of directors.  The ownership of Farmer Mac’s two classes of voting common stock is currently concentrated in a small group of institutions.  Approximately 97 percent of the voting power of the Class B voting common stock is held by five institutions of the FCS.  Approximately 44 percent of the Class A voting common stock is held by three financial institutions, with 31 percent held by one institution.

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of agriculture and rural America while at the same time providing a return on the investment of all its stockholders, including those who do not directly participate in the Farmer Mac secondary market.  Farmer Mac’s policy is to require financial institutions to own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution, to participate in the Farmer Mac I program.  As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac’s board of directors, Farmer Mac regularly conducts business with “related parties,” including institutions affiliated with members of Farmer Mac’s board of directors and institutions that own large amounts of Farmer Mac voting common stock.  Farmer Mac has adopted a Code of Business Conduct and Ethics that governs any conflicts of interest that may arise in these transactions, and Farmer Mac’s policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.

The following table summarizes the material relationships between Farmer Mac and certain related parties.  The related parties listed in the table consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock and (2) other institutions that own less than five percent of a class of Farmer Mac voting common stock but are considered “related parties” through an affiliation with a Farmer Mac director and also conduct material business with Farmer Mac.  The table below does not specify any relationships based on the ownership of non-voting common or preferred stock, such as Farmer Mac’s investments in preferred stock issued by AgFirst and CoBank or the investments of related parties in Farmer Mac’s Series B Preferred Stock or Series C Preferred Stock.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with any Farmer Mac Directors	Primary Aspects of Institution’s Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	Farmer Mac director John Dan Raines, Jr. is also a director of AgFirst	• In 2009 and 2008, Farmer Mac earned approximately $1.9 million and $2.1 million, respectively, in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.

AgriBank, FCB	201,621 shares of Class B voting common stock) (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Brian J. O’Keane is the Chief Financial Officer of AgriBank	• No Farmer Mac program business conducted between the parties.
AgStar Financial Services, ACA	None	Farmer Mac director Paul A. DeBriyn is the Chief Executive Officer of AgStar
•      In 2009 and 2008, Farmer Mac received approximately $3.2 million and $3.8 million, respectively, in fees attributable to transactions with AgStar, primarily guarantee fees for Farmer Mac I Guaranteed Securities and commitment fees for LTSPCs.
•      In 2009 and 2008, Farmer Mac purchased from AgStar approximately $11.9 million and $53.2 million, respectively, of defaulted loans related to ethanol plants pursuant to the terms of the applicable LTSPC agreement.
•      In 2009 and 2008, AgStar received approximately $1.6 million and $1.9 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with any Farmer Mac Directors	Primary Aspects of Institution’s Business Relationship with Farmer Mac
CoBank, ACB	62,980 shares of Class B voting common stock (12.59% of outstanding Class B stock and 4.11% of total voting common stock outstanding)	Farmer Mac director Brian P. Jackson is the former Chief Financial and Administrative Officer (and currently a non-officer employee) of CoBank	• No Farmer Mac program business conducted between the parties.
Farm Credit Bank of Texas (FCBT)	38,503 shares of Class B voting common stock) (7.70% of outstanding Class B stock and 2.52% of total voting common stock outstanding)	None	• In 2009 and 2008, Farmer Mac earned approximately $1.9 million and $1.8 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
Farm Credit West, ACA (FCW)	750 shares of Class B Voting Common Stock (0.15% of outstanding Class B stock and 0.05% of total voting common stock outstanding)	Farmer Mac director Ernest M. Hodges is an Executive Vice President of Farm Credit West
•      In 2009 and 2008, Farmer Mac received approximately $3.3 million and $3.7 million, respectively, in fees attributable to transactions with FCW, primarily guarantee fees for Farmer Mac I Guaranteed Securities and commitment fees for LTSPCs.
•      In 2009 and 2008, FCW received approximately $2.2 million and $2.4 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

National Rural Utilities Cooperative Finance Corporation	79,000 shares of Class A Voting Common Stock (7.66% of outstanding Class A stock and 5.16% of total voting common stock outstanding)	None
•      Transactions with National Rural represent 100 percent of business volume under the Farmer Mac Rural Utilities program since the program’s inception in May 2008.
•      Transactions with National Rural during 2009 and 2008 represented 69.2 percent and 50.9 percent, respectively, of Farmer Mac’s total new program volume for those years.
•      In 2009, Farmer Mac earned guarantee fees of approximately $6.0 million and interest income of $32.3 million attributable to AgVantage transactions with National Rural.
•      National Rural is currently the only servicer of all the rural utilities loans included in Farmer Mac’s Rural Utilities program

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with any Farmer Mac Directors	Primary Aspects of Institution’s Business Relationship with Farmer Mac
U.S. AgBank	100,273 shares of Class B Voting Common Stock (20.04% of outstanding Class B stock and 6.55% of total voting common stock outstanding)	None	• No Farmer Mac program business conducted between the parties.
The Vanguard Group, Inc.	56,295 shares of Class A Voting Common Stock (5.46% of outstanding Class A stock and 3.68% of total voting common stock outstanding)	None	• No Farmer Mac program business conducted between the parties.
Zions First National Bank	322,100 shares of Class A Voting Common Stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
•      In 2009 and 2008, Farmer Mac’s purchases of loans from Zions under the Farmer Mac I program represented approximately 39.5 percent and 36.5 percent, respectively, of Farmer Mac I loan purchase volume for those years.  Those purchases represented 17.9 percent and 6.0 percent, respectively, of Farmer Mac’s total program volume for those years.
•      In 2009 and 2008, Farmer Mac received approximately $1.4 million and $1.8 million, respectively, in guarantee fees attributable to transactions with Zions.
•      In 2009 and 2008, Zions received approximately $1.6 million and $1.5 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

For more information about related party transactions, see Note 3 to the consolidated financial statements.

Outlook.  The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions.  Those industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions.  This dynamic results in cycles where one or more industries may be under stress at any one time, such as the protein sector and the dairy sector in 2009.  Farmer Mac anticipates that loan problems and reduced profitability in the protein sector and the dairy sector are likely to continue during much of 2010, which could lead to higher delinquencies, provisions for losses and charge-offs.  These cyclical credit issues are expected to remain within Farmer Mac’s historical experience, but are likely to be greater than the historical average.  Farmer Mac will continue to closely monitor developments in industries and geographic areas experiencing stress.

With respect to the agricultural operating and lending markets, recent farmland sales have reflected more limited investor interest and the effects of reduced profitability in most commodity groups.  Elevated farm input costs and lower current commodity prices have significantly squeezed profits and the related farmer demand for additional land, especially in the protein sector, dairy sector, and stressed irrigation water areas.  Although these factors have slowed the rapid farm real estate value appreciation of the past several years, Farmer Mac generally expects farmland values to remain stable.  Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2013.  Congress has targeted the development of a new Farm Bill to begin during the summer of 2010.

Broader trends underway now, such as the deleveraging of capital, will also have an effect in reducing credit availability from traditional lenders to the agricultural sector.  Accordingly, Farmer Mac expects a growing need for financial vehicles to expand credit availability to those agricultural industries that have sound financial fundamentals, which presents both a challenge and an opportunity that Farmer Mac is actively pursuing.  For example, based on recent communications between a Farmer Mac commercial bank business partner and its banking regulator, it is expected that loans from commercial banks that are placed in the LTSPC program will receive favorable capital treatment, thereby increasing opportunities for LTSPC transactions with commercial banks.

Farmer Mac also foresees opportunities for continued business growth in the rural utilities segment, though not at the pace experienced during 2008 and 2009.  In the near term, Farmer Mac expects that the majority of any new rural utilities business will be in the form of direct credit exposures to both electric distribution and G&T loans through purchases of those loans, rather than indirect credit exposures to those loans through AgVantage transactions.

Farmer Mac expects that, in the near term, demand for rural utilities loans will reflect the state of the general economy.  Recently, electric consumption has been reduced, which has slowed loan demand, but is expected to return as the economy strengthens.  The industry recently added significant new generation capacity for the first time since the 1970s, and in some areas planned residential and commercial development did not keep pace with generation expansion.  Nonetheless, Farmer Mac believes that the rural utilities sector is a strong and growing industry with significant needs for future financing during the next five to ten years, as capital will be needed to finance the construction of new generation and transmission facilities, modernize existing equipment, and comply with environmental regulations.  Farmer Mac’s ability to participate in the growth of the rural utilities portion of its business will be limited by Farmer Mac’s limits on borrower exposures, its overall risk tolerance, and the ability of Farmer Mac to maintain its funding costs at levels conducive to further growth in the Rural Utilities program.

The electrical power generated by and for rural electric cooperatives generally uses coal as a fuel, and Farmer Mac continues to closely monitor the risk factors associated with the electric industry and their potential effect on the Corporation’s rural utilities portfolio.  As green energy sources continue to be developed, new power transmission lines will be needed to support the development and operation of many new wind and solar power plants to transfer their power from remote locations to the ultimate consumer.  Public policy shifts in the energy sector, such as carbon tax, cap and trade legislation, and clean energy incentives, may also alter Farmer Mac’s opportunities in this area as cooperatives invest in clean energy projects and demand-side management and avoid new coal-fired generating projects.  Any of those developments could lead to increased or decreased business volume for Farmer Mac in the rural utilities sector depending on how any new initiatives, legislation, or regulations are implemented and their effect on lending to rural utilities cooperative borrowers.

With lenders in both the agricultural and rural utilities sectors continuing to face capital markets and economic challenges, Farmer Mac represents a source of liquidity and capital and risk management to help lenders meet the borrowing needs of their customers.  Farmer Mac intends to continue to explore new possibilities for advancing the Corporation’s mission of serving the financing needs of agriculture and rural America, especially as the structures, strategies, and programs deployed by the financial markets and the federal government continue to evolve in attempts to unlock the credit markets.  These efforts will take time to develop, but Farmer Mac believes that the flexibility provided in its charter is a strength that offers advantages in current market conditions.  The charter permits both (1) loan purchases, which create value in new loan originations by providing liquidity for them, and (2) guarantees and LTSPCs, which enhance the value of eligible loans already in the portfolios of lenders while reducing the required regulatory capital support for those loans.  Farmer Mac’s business strategies in the near term will focus on flexibility, identification of opportunities, and growth through multiple channels and with numerous business partners.  In pursuing these objectives, Farmer Mac intends to actively search for new program business, aggressively work with business partners to create new products, continue to improve operations with the goal of improving the customer experience, and continue to seek out new relationships and strengthen long-term relationships.

Balance Sheet Review

Assets.  Total assets as of December 31, 2009 were $6.1 billion, compared to $5.1 billion as of December 31, 2008.  On-balance sheet program assets (Farmer Mac Guaranteed Securities and loans) increased $1.0 billion during 2009 to a total of $4.2 billion.  Farmer Mac’s non-program assets increased $0.1 billion to $2.0 billion as of December 31, 2009.

As of December 31, 2009, Farmer Mac had $654.8 million of cash and cash equivalents compared to $278.4 million as of December 31, 2008.  As of December 31, 2009, Farmer Mac had $1.1 billion of investment securities compared to $1.2 billion as of December 31, 2008.  As noted above, Farmer Mac’s 2008 financial results were adversely affected by realized losses on certain investment securities.  During 2009, Farmer Mac implemented changes to its investment policies, with the goals of minimizing the Corporation’s exposure to financial market volatility, preserving capital, and supporting access to the debt markets.  In addition, as of December 31, 2008 Farmer Mac had unrealized losses on investment securities of $107.1 million.  That amount was reduced to $34.3 million as of December 31, 2009.  Of the $34.3 million of unrealized losses as of December 31, 2009, $22.4 million is due to an investment in floating rate CoBank subordinated debt.  CoBank is an institution of the FCS, a government-sponsored enterprise.  As of December 31, 2008, unrealized losses in Farmer Mac’s investments in floating rate corporate debt securities were significant, totaling $39.4 million.  As of December 31, 2009, those unrealized losses were reduced to $1.4 million.

During third quarter 2009, Farmer Mac accepted an exchange offer extended by CoBank, ACB, an institution of the FCS, and a government-sponsored enterprise, whereby Farmer Mac tendered all of its outstanding shares of CoBank’s 7.814 percent Series A Cumulative Perpetual Preferred Stock ($88.5 million par value) in exchange for an equal amount of shares and par value of CoBank’s newly issued 11.0 percent Series D Non-Cumulative Subordinated Perpetual Preferred Stock.  Farmer Mac recorded the newly acquired shares at $90.7 million, the estimated fair value of the surrendered shares on the date of the exchange, and elected to classify the newly acquired equity securities as available-for-sale in accordance with FASB guidance on investments.  Farmer Mac had elected the fair value option for the surrendered Series A preferred shares and recorded the changes in fair value up until the date of the exchange through “Gains/(losses) on trading assets” on the consolidated statements of operations.

Liabilities.  Total liabilities increased to $5.8 billion as of December 31, 2009 from $4.9 billion as of December 31, 2008.  The increase in liabilities was due primarily to an overall increase in notes payable due after one year used to fund program assets.  For more information about Farmer Mac’s funding and interest rate risk practices and how financial derivatives are used, see “—Risk Management—Interest Rate Risk.”  For more information about Farmer Mac’s reserve for losses, see “—Risk Management—Credit Risk – Loans.”

Capital.  As of December 31, 2009, Farmer Mac had mezzanine equity of $144.2 million resulting from issuances of preferred stock in 2008 and stockholders’ equity of $196.2 million, compared to mezzanine equity of $144.2 million and stockholders’ equity of $15.3 million as of December 31, 2008.  The increase in stockholders’ equity was primarily due to $80.3 million of retained earnings, $50.7 million of other comprehensive income resulting from unrealized gains on investment securities and Farmer Mac Guaranteed Securities classified as available-for-sale, and the issuance of $48.4 million of Farmer Mac’s Series C preferred stock during 2009.  Farmer Mac’s $144.2 million of mezzanine equity was included in its core capital for the purposes of meeting its statutory minimum capital requirement and risk-based capital standards.

Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of December 31, 2009.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test.  As of December 31, 2009, Farmer Mac’s core capital totaled $337.2 million and exceeded its statutory minimum capital requirement of $217.0 million by $120.2 million.  As of December 31, 2008, Farmer Mac’s core capital totaled $207.0 million and exceeded its statutory minimum capital requirement of $193.5 million by $13.5 million.  As of December 31, 2009, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $35.9 million.  Farmer Mac’s regulatory capital of $351.3 million exceeded that amount by approximately $315.4 million.  Accumulated other comprehensive (loss)/income is not a component of Farmer Mac’s core capital or regulatory capital.  For further information, see “—Liquidity and Capital Resources—Capital Requirements” and “—Regulatory Matters.”

In January 2010, Farmer Mac raised $250.0 million of new capital in the form of non-voting, non-cumulative preferred stock issued by its newly formed subsidiary, Farmer Mac II LLC.  Farmer Mac used the proceeds from the $250.0 million to retire all of the outstanding shares of its Series B Preferred Stock and to further enhance its regulatory capital position.  After consideration of the consolidated tax benefits to Farmer Mac, the net effective cost of the new $250 million of preferred stock is 5.77 percent per year, which is $3.6 million less per year than the cost of the $150 million of Series B Preferred Stock based on its 2010 dividend rate of 12 percent, which was scheduled to increase to 14 percent at the end of 2010 and 16 percent in 2011.  See Note 15 to the consolidated financial statements for more information about the capital raise and Farmer Mac II LLC.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s credit exposure on USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities is covered by the full faith and credit of the United States.  Farmer Mac believes it has little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of December 31, 2009, Farmer Mac had not experienced any credit losses on any business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of December 31, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural real estate mortgage loans and rural utilities loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  Farmer Mac also requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties that result in economic losses to the Corporation.  Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans.  Detailed information regarding Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Rural Utilities.”

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses.”  Management believes that this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with FASB standards on accounting for contingencies and on measuring individual impairment of a loan.

The following table summarizes the components of Farmer Mac’s allowance for losses as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(in thousands)
Allowance for loan losses	$6,292	$10,929
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	—	869
Off-balance sheet Farmer Mac I Guaranteed Securities	2,033	535
LTSPCs	5,862	4,102
Farmer Mac Guaranteed Securities - Rural Utilities	—	—
Total	$14,187	$16,435

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for each year in the five-year period ended December 31, 2009:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2005	$4,395	$—	$12,706	$17,101

Provision/(recovery) for losses	(3,335)	206	(859)	(3,988)
Charge-offs	(105)	(206)	—	(311)
Recoveries	640	—	—	640
Change in accounting estimate	3,281	—	(8,070)	(4,789)
Balance as of December 31, 2005	$4,876	$—	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	—	(1,055)
Recoveries	365	—	—	365
Balance as of December 31, 2006	$1,945	$—	$2,610	$4,555

Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(60)	(100)	(386)	(546)
Recoveries	20	—	—	20
Balance as of December 31, 2007	$1,690	$—	$2,197	$3,887

Provision/(recovery) for losses	14,531	—	3,309	17,840
Charge-offs	(5,308)	—	—	(5,308)
Recoveries	16	—	—	16
Balance as of December 31, 2008	$10,929	$—	$5,506	$16,435

Provision/(recovery) for losses	2,853	—	2,389	5,242
Charge-offs	(8,491)	—	—	(8,491)
Recoveries	1,001	—	—	1,001
Balance as of December 31, 2009	$6,292	$—	$7,895	$14,187

Farmer Mac added $5.2 million to the allowance for losses during 2009, compared to $17.8 million in 2008.  During 2009 and 2008, Farmer Mac charged off $8.5 million and $5.3 million, respectively, in losses against the allowance for losses.  The charge-offs for 2009 and 2008 did not include any amounts related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities.

As of December 31, 2009, Farmer Mac’s allowance for losses totaled $14.2 million, or 32 basis points of the outstanding principal balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities), compared to $16.4 million (33 basis points) as of December 31, 2008.

As of December 31, 2009, Farmer Mac’s 90-day delinquencies were $49.5 million (1.13 percent), compared to $67.1 million (1.35 percent) as of December 31, 2008.  Those delinquencies are concentrated in the Corporation’s ethanol portfolio, with ethanol loans comprising $19.1 million of all 90-day delinquencies as of December 31, 2009, compared to $49.2 million as of December 31, 2008.  Other than the ethanol portfolio, the loans underlying the Corporation’s guarantees and commitments continued to perform well during 2009, with delinquencies on non-ethanol loans remaining near historically low levels consistent with the strength of the U.S. agricultural economy through the end of the year.  As of December 31, 2009, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans.  As of December 31, 2009, Farmer Mac’s non-performing assets totaled $62.0 million (1.41 percent), compared to $80.0 million (1.61 percent) as of December 31, 2008.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

As of December 31, 2009, Farmer Mac’s ethanol exposure, which includes loans and loans subject to LTSPCs, was $263.9 million with exposure to 29 different plants in 11 states.  As of that date, Farmer Mac also had $37.0 million of undisbursed commitments with respect to ethanol loans.  Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

During fourth quarter 2008, VeraSun Energy Corporation and its subsidiaries filed for Chapter 11 bankruptcy.  VeraSun’s subsidiaries operated four ethanol plants that, as of December 31, 2008, secured $41.2 million of outstanding loan participations in Farmer Mac’s portfolio.  Farmer Mac recorded a specific allowance of $8.6 million during fourth quarter 2008, which reduced the carrying value on these loans to $32.6 million.   Farmer Mac presented the outstanding loans participations and specific allowance as “Loans held for investment” and “Allowance for loan losses”, respectively, on the consolidated balance sheets as of December 31, 2008.

As of March 31, 2009, Farmer Mac’s outstanding loan participations secured by these ethanol plants totaled $43.9 million and the specific allowance was $12.1 million, which brought the net carrying value to $31.8 million.

In second quarter 2009, the lending groups that included Farmer Mac formed limited liability companies through which the lending groups acquired the four ethanol plants as part of the VeraSun bankruptcy proceedings, with the lender credit bid prevailing at the bankruptcy auction.  Farmer Mac, as a member of each of the four lender groups, sold three of the four ethanol plants during third quarter 2009 and completed the sale of the fourth plant in fourth quarter 2009.  Although the terms of sale and the participants in the lending group vary among each of the four ethanol plants, in each case the lending group provided a significant portion of the financing to the purchasers.

As of the date of the acquisition of the properties, Farmer Mac presented its ownership interest in the ethanol plants as “Real estate owned” on the consolidated balance sheets and recorded its investment at the estimated net realizable value of $41.0 million, which was the estimated fair value of the ethanol plants less anticipated selling costs.  Farmer Mac considered many factors in determining its best estimate of fair value, including sales price and financing terms, collectability of the sales price, credit standing and risk of loss of the purchaser, operating capacity of the plants and adequacy of cash flow projections, and an independent third-party appraisal.  Due to the distressed nature of the bankruptcy auction, Farmer Mac ultimately concluded that the sales prices negotiated in third quarter 2009 were the best evidence of the fair values of the REO properties as of the date of acquisition.  Those fair values resulted in charge-offs of $5.7 million and the release of the remaining $6.3 million of the specific allowance outstanding as of March 31, 2009.

As of December 31, 2009, Farmer Mac presented its outstanding loans resulting from the sale of the four ethanol plants as “Loans held for investment” on the consolidated balance sheets and recorded its investment at $40.2 million, which includes $43.4 million of unpaid principal loan balances, net of a $3.2 million deferred gain resulting from the sale of the four REO properties.  Because the lender groups provided a significant portion of the financing, with little or no initial net investment from the purchasers, Farmer Mac did not recognize a gain upon the sale of the REO properties.  These gains will be recognized over time as the purchasers make principal payments on the loans.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2009	$4,396,642	$62,020	1.41%	$12,494	$49,526	1.13%
September 30, 2009	4,379,450	84,779	1.94%	25,341	59,438	1.36%
June 30, 2009	4,471,567	97,123	2.17%	54,816	42,307	0.95%
March 31, 2009	4,530,892	96,175	2.12%	9,941	86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%
September 30, 2008	4,989,755	32,883	0.66%	21,402	11,481	0.23%
June 30, 2008	4,937,870	28,230	0.57%	23,060	5,170	0.11%
March 31, 2008	4,933,720	31,640	0.64%	20,666	10,974	0.22%
December 31, 2007	5,063,164	31,924	0.63%	21,340	10,584	0.21%

(1)	Excludes loans underlying AgVantage securities.

As of December 31, 2009, Farmer Mac individually analyzed $47.0 million of its $101.2 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $54.2 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac recorded specific allowances of $0.6 million for under-collateralized assets as of December 31, 2009.  Farmer Mac’s non-specific or general allowances were $13.6 million as of December 31, 2009.

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

LTVs depend upon the market value of a property, as determined in accordance with Farmer Mac’s collateral valuation standards.  As of December 31, 2009, the weighted-average original LTV for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 50.0 percent, and the weighted-average original LTV for all non-performing assets was 68.4 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of December 31, 2009 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Non-performing Assets as of December 31, 2009
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO	Assets	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	8%	$335,453	$6,502	1.94%
1997	3%	127,281	1,662	1.31%
1998	4%	183,574	3,854	2.10%
1999	6%	250,678	2,901	1.16%
2000	3%	126,322	1,484	1.17%
2001	5%	241,254	1,289	0.53%
2002	7%	329,336	2,849	0.87%
2003	8%	364,816	3,510	0.96%
2004	7%	301,753	798	0.26%
2005	10%	437,046	914	0.21%
2006	11%	496,489	7,114	1.43%
2007	10%	449,903	9,514	2.11%
2008	11%	488,974	19,080	3.90%
2009	7%	263,763	549	0.21%
Total	100%	$4,396,642	$62,020	1.41%

By geographic region (1):
Northwest	15%	$642,086	$13,241	2.06%
Southwest	39%	1,722,181	13,383	0.78%
Mid-North	22%	979,714	25,725	2.63%
Mid-South	12%	537,682	3,078	0.57%
Northeast	8%	346,176	2,660	0.77%
Southeast	4%	168,803	3,933	2.33%
Total	100%	$4,396,642	$62,020	1.41%

By commodity/collateral type:
Crops	39%	$1,694,235	$15,473	0.91%
Permanent plantings	19%	853,554	9,229	1.08%
Livestock	28%	1,218,614	14,572	1.20%
Part-time farm/rural housing	7%	325,666	3,677	1.13%
Ag storage and processing (including ethanol facilities)	6%	276,848	19,069	6.89%
Other	1%	27,725	—	0.00%
Total	100%	$4,396,642	$62,020	1.41%

(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of December 31, 2009 by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
As of December 31, 2009

	Cumulative
	Original Loans,	Cumulative	Cumulative
	Guarantees,	Net Credit	Loss
	LTSPCs and REOs	Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,322,193	$1,593	0.05%
1997	713,884	2,256	0.32%
1998	1,089,363	3,885	0.36%
1999	1,090,809	1,291	0.12%
2000	700,943	2,285	0.33%
2001	1,001,195	45	0.00%
2002	1,029,230	—	0.00%
2003	848,416	—	0.00%
2004	630,699	—	0.00%
2005	757,551	131	0.02%
2006	759,444	9,912	1.31%
2007	546,175	750	0.14%
2008	528,281	1,821	0.34%
2009	281,645	1,193	0.42%
Total	$13,299,828	$25,162	0.19%

By geographic region (1):
Northwest	$2,511,265	$10,304	0.41%
Southwest	5,196,906	5,978	0.12%
Mid-North	2,372,800	8,882	0.37%
Mid-South	1,287,977	(314)	-0.02%
Northeast	1,016,698	83	0.01%
Southeast	914,182	229	0.03%
Total	$13,299,828	$25,162	0.19%

By commodity/collateral type:
Crops	$5,433,610	$1,309	0.02%
Permanent plantings	2,981,835	9,112	0.31%
Livestock	3,399,274	2,676	0.08%
Part-time farm/rural housing	897,166	339	0.04%
Ag storage and processing (including ethanol facilities) (2)	449,279	11,726	2.61%
Other	138,664	—	0.00%
Total	$13,299,828	$25,162	0.19%
(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of December 31, 2009, approximately $37.0 million of the loans were not yet disbursed by the lender.

Analysis of portfolio performance by commodity distribution indicates that losses and collateral deficiencies have been and are expected to remain less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat and corn) and more prevalent in those that do not receive such support (such as the protein sector, permanent plantings and vegetables).  However, the level of government support may vary and is not necessarily the primary factor to forecast future losses and collateral deficiencies.  In Farmer Mac’s experience, another significant determinant of ultimate losses on loans is the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings as well as storage and processing loans, which include Farmer Mac’s exposure to loans on ethanol plants.  Because most of the loans classified as permanent plantings do not receive significant government support, they are generally more susceptible to adverse commodity-specific economic trends.  Further, as adverse economic conditions persist for the agricultural commodities or products related to these types of collateral, the prospective sale value of the land is likely to decrease and the related loans may become under-collateralized.  Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac’s ability to meet the financing needs of all commodity groups.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook.”

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

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities and other investments held or guaranteed by Farmer Mac;
•	sellers and servicers; and
•	interest rate swap contract counterparties.

Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for Farmer Mac I AgVantage securities.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest.

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $48.8 million as of December 31, 2009 and $53.3 million as of December 31, 2008.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by National Rural and held by Farmer Mac totaled $1.7 billion as of December 31, 2009, and $1.1 billion as of December 31, 2008.  In addition, outstanding off-balance sheet AgVantage transactions totaled $3.0 billion as of December 31, 2009 and $2.9 billion as of December 31, 2008.  As of December 31, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of December 31, 2009 and 2008.

	As of December 31,
	2009			2008
		S&P	Required		S&P	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

MetLife (1)	$2,500,000	AA-	103%	$2,500,000	AA	103%
National Rural	1,689,240	A	100%	630,000	A	100%
M&I Bank	475,000	BBB	106%	475,000	A	106%
Other (2)	18,800	N/A	111% to 120%	23,300	N/A	111% to 120%
Total outstanding	$4,683,040			$3,628,300

(1)	MetLife was put on credit watch negative (*-) in February 2010.
(2)	Consists of AgVantage securities issued by 6 different issuers as of December 31, 2009 and 7 different issuers as of December 31, 2008.

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

Credit Risk – Other Investments.  As of December 31, 2009, Farmer Mac had $654.8 million of cash and cash equivalents and $1.1 billion of investment securities.  The management of the credit risk inherent in these investments is governed by FCA’s Investment Regulations and Farmer Mac’s own policies.  Subsequent to significant losses on investments incurred during 2008, Farmer Mac conducted an extensive review of its investment policies and operations with a view to strengthening policies, procedures, and oversight of its investment portfolio and related funding strategies.  This review was concluded during first quarter 2009 and its findings were implemented during 2009, with the goals of minimizing the Corporation’s exposure to financial market volatility, preserving capital, and supporting the Corporation’s access to the debt markets.

In general, FCA’s Investment Regulations and Farmer Mac’s policies require each investment or issuer of an investment to be highly rated by an NRSRO.  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  There are investments for which a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac.

FCA’s Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to limit exposure to any one counterparty.  FCA’s Investment Regulations limit Farmer Mac’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation’s regulatory capital (as of December 31, 2009, 25 percent of Farmer Mac’s regulatory capital was $87.8 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.  In June 2009, Farmer Mac’s board revised its policies for new investments to limit the Corporation’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives to the lower of (1) 10 percent of the Corporation’s regulatory capital or (2) 50 percent of the expected net interest income from the investment portfolio over 12 months.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of December 31, 2009, 21 percent of the total outstanding balance of retained Farmer Mac I loans and Farmer Mac I Guaranteed Securities had yield maintenance provisions and 13 percent had other forms of prepayment protection (together covering 51 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in 2009, 1 percent had yield maintenance or another form of prepayment protection (covering 5 percent of all loans with fixed interest rates).  As of December 31, 2009, none of the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 13 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in 2009, 16 percent contained various forms of prepayment penalties.  As of December 31, 2009, all of the rural utilities loans underlying Farmer Mac Guaranteed Securities – Rural Utilities on which Farmer Mac assumes direct credit exposure (i.e., with no general obligation of an issuer involved in the transaction) had yield maintenance provisions, and none of the rural utilities loans held (i.e., not supporting Farmer Mac Guaranteed Securities) had yield maintenance provisions.

Taking into consideration the prepayment provisions and the default probabilities associated with its mortgage assets, Farmer Mac uses prepayment models to project and value cash flows associated with these assets.  Because borrowers’ behaviors in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of subsequent prepayment forecasts.

The following table presents Farmer Mac’s on-balance sheet program assets based on their interest rate characteristics.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2009	2008
	(in thousands)

Fixed rate (10-yr. wtd. avg. term)	$1,983,749	$1,659,983
5- to 10-year ARMs and resets	729,700	746,623
1-Month to 3-Year ARMs	1,439,267	819,234
Total held in portfolio	$4,152,716	$3,225,840

The goal of interest rate risk management at Farmer Mac is to create and maintain a portfolio that generates stable earnings and value across a variety of interest rate environments.  Farmer Mac’s primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations and cash flows so that they will perform similarly as interest rates change.  To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities.  Farmer Mac issues callable debt to offset the prepayment risk associated with some loans.  By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets.  Farmer Mac also uses financial derivatives to better match the durations of the Corporation’s assets and liabilities, thereby reducing overall interest rate sensitivity.

Farmer Mac’s $654.8 million of cash and cash equivalents as of December 31, 2009 matures within three months and is match-funded with discount notes having similar maturities.  As of December 31, 2009, $0.8 billion of the $1.1 billion of investment securities (73 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  See Note 4 to the consolidated financial statements for more information on investment securities.  These investments are funded using:

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

Farmer Mac manages the interest rate risk related to such loans, and any related Farmer Mac Guaranteed Securities or debt issuance, through the use of forward sale contracts on the debt of other GSEs and futures contracts involving U.S. Treasury securities.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and certain Farmer Mac Guaranteed Securities.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its Market Value of Equity (“MVE”) to yield curve shocks.  MVE represents management’s estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of December 31, 2009 and December 31, 2008 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	As of December 31,
Scenario	2009	2008

+ 300 bp	-23.1%	-10.4%
+ 200 bp	-13.8%	-2.1%
+ 100 bp	-5.4%	3.7%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

*	As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions or all of this curve.

As measured by this MVE analysis, Farmer Mac’s interest rate sensitivity increased somewhat during 2009.  The primary drivers of this increase were higher interest rates, a steeper yield curve and changes to the Corporation’s balance sheet.  However, Farmer Mac’s long-term interest rate sensitivity remained at relatively low levels despite the significant change in the yield curve that occurred during the year.  Furthermore, the $250.0 million preferred stock issued by the Corporation’s subsidiary in January 2010 is expected to reduce MVE sensitivity going forward.  As of December 31, 2009, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was plus 1.1 months, compared to minus 2.4 months as of December 31, 2008.  An increase in interest rates during 2009 has lengthened the duration of Farmer Mac’s assets relative to that of the Corporation’s liabilities, thereby reducing the effective duration gap.  Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

As of December 31, 2009, a parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 8.9 percent, while a parallel decrease of 25 basis points would have decreased NII by 2.9 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of December 31, 2009, both MVE and NII showed similar or less sensitivity to non-parallel shocks than to the parallel shocks.  Farmer Mac believes that the relative insensitivity of its MVE and NII to both parallel and non-parallel interest rate shocks, and its duration gap, indicate that Farmer Mac’s approach to managing its interest rate risk exposures is effective.

The economic effects of financial derivatives are included in the Corporation’s MVE, NII and duration gap analyses.  Farmer Mac enters into the following financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of assets, future cash flows, credit exposure and debt issuance, not for trading or speculative purposes:

•	“pay-fixed” interest rate swaps, in which it pays fixed rates of interest to, and receives floating rates of interest from, counterparties;
•	“receive-fixed” interest rate swaps, in which it receives fixed rates of interest from, and pays floating rates of interest to, counterparties;

•	“basis swaps,” in which it pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties; and
•	“credit default swaps,” in which it pays a periodic fee to a counterparty in exchange for the counterparty’s agreement to make payments in the event of an instrument’s default or other credit event.

As of December 31, 2009, Farmer Mac had $4.2 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.3 billion were pay-fixed interest rate swaps, $2.6 billion were receive-fixed interest rate swaps, $0.3 billion were basis swaps and $30.0 million were credit default swaps.

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac historically evaluated the overall cost of using the swap market as an alternative to issuing medium-term notes in the capital markets, which in most instances resulted in the use of the swap market.  Due to volatile capital markets conditions, beginning in October 2008 through most of 2009, Farmer Mac discontinued its practice of synthetically creating long-term fixed rate debt through the use of pay-fixed interest rate swaps and a planned series of discount note issuances, and instead issued medium-term notes as its source of longer-term fixed rate funding.  Farmer Mac remains cautious about using pay-fixed interest rate swaps, but may use that type of financial derivative as necessary in the future to manage specific interest rate risks for specific transactions.

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

As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of December 31, 2009, Farmer Mac had uncollateralized net exposures of $4.1 million to two counterparties.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout 2009.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 145 days of liquidity during 2009 and had 169 days of liquidity as of December 31, 2009.

Debt Issuance.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investments, transaction costs, guarantee payments and LTSPC purchase obligations.  See “Business—Financing—Debt Issuance” for more information regarding Farmer Mac’s debt issuance.

Liquidity.  The funding and liquidity needs of Farmer Mac’s business programs are driven by the purchase and retention of eligible loans, USDA-guaranteed portions, and Farmer Mac Guaranteed Securities; the maturities of Farmer Mac’s discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac’s primary sources of funds to meet these needs are:

•	principal and interest payments and ongoing guarantee and commitment fees received on loans, Farmer Mac Guaranteed Securities, and LTSPCs;
•	principal and interest payments received from investment securities; and
•	the issuance of new discount notes and medium-term notes.

Farmer Mac’s short term borrowing costs have remained at favorable levels despite continued market volatility.  Prior to 2009, Farmer Mac historically used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding.  While the swap market may have provided favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Further, the widespread use of pay-fixed interest rate swaps subjected the Corporation’s regulatory capital surplus to the potential adverse effects of a downward move in the fair values of those interest rate swaps.  Such a downward move was seen in the third and fourth quarters of 2008.  Since September 2008, Farmer Mac has systematically entered into various offsetting interest rate swaps (receive-fixed swaps) to counteract the fair value movements of previously-existing swaps.  These transactions have dampened the susceptibility of Farmer Mac’s regulatory capital surplus to changes in the fair values of its financial derivatives.

Farmer Mac maintains cash, cash equivalents (including U.S Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$654,794	$278,412
Investment securities:
Guaranteed by GSEs and US Government agencies	753,439	554,750
Corporate debt securities	245,605	419,065
Asset-backed securities principally backed by Government guaranteed student loans (1)	132,851	262,044
Total	$1,786,689	$1,514,271

(1)	None of Farmer Mac's asset-backed securities were backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates as set forth in the related transaction documents in the event of a failed auction.  These formula-based floating rates, which may at times reset to zero, are intended to preserve the underlying principal balance of the securities and avoid overall cash shortfalls.  Accordingly, payments of accrued interest may also be delayed and are ultimately subject to cash availability.   Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities’ continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time and Farmer Mac believes it is likely they will be called or repurchased during the next two years.

Farmer Mac held $72.9 million of ARCs as of December 31, 2009, compared to $178.6 million as of December 31, 2008 (including related put rights).  As of December 31, 2009, Farmer Mac’s carrying value of its ARCs was 98 percent of par. The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.  During fourth quarter 2008, Farmer Mac accepted an offer of Auction Rate Securities Rights, Series B-2 from UBS AG related to $119.9 million (par value) of the ARCs in Farmer Mac’s investment portfolio, which granted Farmer Mac put rights related to these securities.  Farmer Mac elected the fair value option for these put rights and recorded them at their fair value as of December 31, 2008.  Farmer Mac exercised its rights and sold the ARCs to UBS during first quarter 2009.  As of December 31, 2008, Farmer Mac recorded $119.9 million of ARC holdings and put rights at an amount equal to the par amount of these securities and $74.1 million at fair values of approximately 79 percent of par.

As of December 31, 2009 and 2008, Farmer Mac had a remaining investment of $5.3 million and $17.3 million, respectively, in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  Farmer Mac has presented its unsettled trades in the Fund as “Prepaid expenses and other assets” on the consolidated balance sheets.  During 2009, Farmer Mac received distributions of $10.7 million and recorded an impairment charge of $1.3 million, which is presented as “Other-than-temporary impairment losses” in the consolidated statement of operations.  In January 2010, Farmer Mac received an additional distribution of $4.8 million, reducing its remaining investment in the fund to $0.5 million.  See Note 15 to the consolidated financial statements for further information relating to Farmer Mac’s investment in the Fund.

The following table presents Farmer Mac’s seven largest holdings as of December 31, 2009.  These holdings are presented as either “Cash and cash equivalents” or “Investment securities” on the consolidated balance sheets.

		S&P Credit
Investment	Issuer	Rating	Amount (2)
			(in thousands)
Short-term Money Market Funds	Invesco AIM	AAAm	$182,827
Short-term Money Market Funds	BlackRock	AAAm	150,915
GSE Preferred Stock	CoBank, ACB (1)	A	88,500
GSE Preferred Stock	AgFirst Farm Credit Bank (1)	A	88,035
GSE Subordinated Debt	CoBank, ACB (1)	A	70,000
Corporate Debt	Goldman Sachs Group, Inc.	A	61,850
Corporate Debt	Merrill Lynch & Co., Inc. (3)	A	50,000

(1)	CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government-sponsored enterprise.
(2)	Investment balance does not include premiums paid or unrealized gains or losses on the securities.
(3)	Merrill Lynch & Co., Inc. was acquired by Bank of America in January 2009.

Capital Requirements.  Farmer Mac’s charter establishes three capital standards for the Corporation—minimum, critical and risk-based.  The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations.  The critical capital requirement is equal to one-half of the minimum capital amount.  The charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.  For a discussion of the risk-based capital stress test, see “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—General.”  Certain enforcement powers are given to FCA depending upon Farmer Mac’s compliance with the capital standards.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels.”

As of December 31, 2009 and 2008, Farmer Mac was classified as within “level I” (the highest compliance level).  The following table sets forth Farmer Mac’s minimum capital requirements and surpluses as of December 31, 2009 and 2008.

	As of December 31,
	2009			2008
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets as defined for determining statutory minimum capital	$6,068,572	2.75%	$166,886	$5,145,139	2.75%	$141,491
Outstanding balance of Farmer Mac
Guaranteed Securities held by others and LTSPCs	6,651,987	0.75%	49,890	6,897,259	0.75%	51,730
Financial Derivatives	24,348	0.75%	183	34,032	0.75%	255

Minimum capital level			216,959			193,476
Actual core capital			337,153			206,976

Capital surplus			$120,194			$13,500

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2009 was $35.9 million and Farmer Mac’s regulatory capital of $351.3 million exceeded that amount by approximately $315.4 million.

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac’s known fixed and determinable contractual obligations by payment date as of December 31, 2009.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)
Discount notes (1)	$2,302,025	$—	$—	$—	$2,302,025
Medium-term notes (1)	1,362,590	640,275	1,151,000	120,000	3,273,865
Interest payments on fixed rate medium-term notes	71,558	118,284	81,125	31,266	302,233
Interest payments on floating rate medium-term notes (2)	636	374	—	—	1,010
Operating lease obligations (3)	694	623	21	—	1,338
Purchase obligations (4)	629	622	63	—	1,314

(1)
Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts. For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

(2)
Calculated using the effective interest rates as of December 31, 2009. As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(3)
Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac’s minimum lease payments for office space.

(4)
Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services. The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2009 and therefore do not represent enforceable and legally binding obligations.  The table also does not include amounts due under the terms of employment agreements with members of senior management; nor does it include payments that are based on a varying outstanding loan volume (such as servicing and bond administration fees), as those payments are not known, fixed and determinable contractual obligations.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheet at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2009 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

Contingent Liabilities.  In conducting its loan purchase activities, Farmer Mac enters into mandatory and optional delivery commitments to purchase agricultural real estate mortgage loans and corresponding optional commitments to deliver Farmer Mac Guaranteed Securities.  As of December 31, 2009 and 2008, Farmer Mac had no optional delivery commitments to purchase loans or deliver Farmer Mac Guaranteed Securities outstanding.  In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy agricultural real estate mortgage loans under certain conditions at an undetermined future date.  The following table presents these significant commitments.

	As of December 31,
	2009	2008
	(in thousands)

LTSPCs	$2,165,706	$2,224,181

Mandatory commitments to purchase loans and USDA-guaranteed portions	13,300	26,735

Further information regarding Farmer Mac’s commitments to purchase and sell loans is included in Note 12 to the consolidated financial statements.

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

As of December 31, 2009 and 2008, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $6.7 billion and $6.9 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2009 and 2008:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2009	2008
	(in thousands)
Farmer Mac I obligations:
Farmer Mac I Guaranteed Securities	$4,437,239	$4,642,983
LTSPCs	2,165,706	2,224,181
Total Farmer Mac I obligations	6,602,945	6,867,164
Farmer Mac II Guaranteed Securities	34,802	30,095
Rural Utilities	14,240	—
Total off-balance sheet	$6,651,987	$6,897,259

See “—Risk Management—Credit Risk – Loans” and Note 2(c), Note 2(e), Note 5 and Note 12 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Note 2(o) and Note 12 to the consolidated financial statements for more information on LTSPCs.

Regulatory Matters

In the January 22, 2010 issue of the Federal Register, FCA published for public comment a proposed rule that would revise certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  In its announcement of the proposed rule, FCA stated that the purpose of the proposed changes is to update the risk-based capital model to address the addition of rural utilities loans to Farmer Mac’s program authorities, to revise the existing treatment of risk mitigations of general obligations in the AgVantage structure, and to revise the treatment of counterparty risk on Farmer Mac’s non-program investments.  In the preamble to the proposed rule, FCA noted that had the proposed rule been in effect on March 31, 2009, Farmer Mac’s risk-based capital requirement as of that date would have been approximately $62.9 million, compared to the risk-based capital requirement of approximately $40.1 million under the existing risk-based capital stress test at that time.  FCA originally requested comments on the proposed rule by March 8, 2010, but the FCA board recently approved the reopening of the public comment period for an additional 30 days.  The extended comment period will end 30 days after publication of the reopening action in the Federal Register, which had not occurred as of March 15, 2010.  Farmer Mac plans to provide written comments on the proposed rule to FCA before the end of the extended public comment period.

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

Under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation under the COSO criteria, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2009 was effective.

Farmer Mac’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the internal control over financial reporting of Federal Agricultural Mortgage Corporation and subsidiaries (“Farmer Mac”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Farmer Mac’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Farmer Mac’s internal control over financial reporting based on our audit.

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

In our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of Farmer Mac and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the accompanying consolidated balance sheets of Federal Agricultural Mortgage Corporation and subsidiaries (“Farmer Mac”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of Farmer Mac's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Federal Agricultural Mortgage Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 10 and 2 to the consolidated financial statements, Farmer Mac adopted the accounting standards: Accounting for Uncertainty in Income Taxes, as of January 1, 2007; Fair Value Measurement, and The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Farmer Mac's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on Farmer Mac’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 16, 2010

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(in thousands)
Assets:
Cash and cash equivalents	$654,794	$278,412
Investment securities:
Available-for-sale, at fair value	1,041,923	1,072,096
Trading, at fair value	89,972	163,763
Total investment securities	1,131,895	1,235,859
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	2,524,867	1,511,694
Trading, at fair value	874,129	939,550
Total Farmer Mac Guaranteed Securities	3,398,996	2,451,244
Loans:
Loans held for sale, at lower of cost or fair value	666,534	66,680
Loans held for investment, at amortized cost	93,478	718,845
Allowance for loan losses	(6,292)	(10,929)
Total loans, net of allowance	753,720	774,596

Real estate owned, at lower of cost or fair value	739	606
Financial derivatives, at fair value	15,040	27,069
Interest receivable	67,178	73,058
Guarantee and commitment fees receivable	55,016	61,109
Deferred tax asset, net	24,146	87,793
Prepaid expenses and other assets	37,289	117,561
Total Assets	$6,138,813	$5,107,307

Liabilities, Mezzanine Equity and Stockholders' Equity:
Liabilities:
Notes payable:
Due within one year	$3,662,898	$3,757,099
Due after one year	1,908,713	887,999
Total notes payable	5,571,611	4,645,098

Financial derivatives, at fair value	107,367	181,183
Accrued interest payable	39,562	40,470
Guarantee and commitment obligation	48,526	54,954
Accounts payable and accrued expenses	23,445	20,532
Reserve for losses	7,895	5,506
Total Liabilities	5,798,406	4,947,743

Commitments and Contingencies (Note 12)

Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000, 150,000 shares authorized, issued and outstanding (redemption value $150,000,000)	144,216	144,216
Stockholders' Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 and 9,200 issued and outstanding as of December 31, 2009 and 2008, respectively	57,578	9,200
Common stock:
Class A Voting, $1 par value, no maximum authorization	1,031	1,031
Class B Voting, $1 par value, no maximum authorization	500	500
Class C Non-Voting, $1 par value, no maximum authorization	8,611	8,601
Additional paid-in capital	97,090	95,572
Accumulated other comprehensive income/(loss)	3,254	(47,412)
Retained earnings/(accumulated deficit)	28,127	(52,144)
Total Stockholders' Equity	196,191	15,348
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$6,138,813	$5,107,307

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$28,727	$113,722	$174,196
Farmer Mac Guaranteed Securities	109,779	96,417	77,797
Loans	37,987	45,556	45,765
Total interest income	176,493	255,695	297,758
Total interest expense	90,585	166,980	253,305
Net interest income	85,908	88,715	44,453
(Provision)/recovery for loan losses	(2,853)	(14,531)	215
Net interest income after (provision)/recovery for loan losses	83,055	74,184	44,668

Non-interest income/(loss):
Guarantee and commitment fees	31,805	28,381	25,232
Gains/(losses) on financial derivatives	21,297	(130,403)	(39,947)
Gains/(losses) on trading assets	43,273	(10,639)	(327)
Other-than-temporary impairment losses	(3,994)	(106,240)	—
Gains on sale of available-for-sale investment securities	3,353	316	288
Gains on sale of loans and Farmer Mac Guaranteed Securities	1,581	1,509	—
Gains on repurchase of debt	—	864	—
Gains on sale of real estate owned	—	—	130
Other income	1,439	1,413	1,411
Non-interest income/(loss)	98,754	(214,799)	(13,213)

Non-interest expense:
Compensation and employee benefits	13,683	15,266	14,161
General and administrative	11,167	11,871	8,508
Regulatory fees	2,100	2,050	2,163
Real estate owned operating costs/(income), net	353	116	(28)
Provision for losses	2,389	3,309	73
Non-interest expense	29,692	32,612	24,877
Income/(loss) before income taxes	152,117	(173,227)	6,578
Income tax expense/(benefit)	52,517	(22,864)	(83)
Net income/(loss)	99,600	(150,363)	6,661
Preferred stock dividends	(17,302)	(3,717)	(2,240)
Net income/(loss) available to common stockholders	$82,298	$(154,080)	$4,421

Earnings/(loss) per common share and dividends:
Basic earnings/(loss) per common share	$8.12	$(15.40)	$0.43
Diluted earnings/(loss) per common share	$8.04	$(15.40)	$0.42
Common stock dividends per common share	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of year	9	$9,200	700	$35,000	700	$35,000
Issuance of Series C preferred stock	49	48,378	9	9,200	—	—
Redemption of Series A preferred stock	—	—	(700)	(35,000)	—	—
Balance, end of year	58	$57,578	9	$9,200	700	$35,000

Common stock:
Balance, beginning of year	10,132	$10,132	9,895	$9,895	10,607	$10,607
Issuance of Class C common stock	10	10	5	5	2	2
Repurchase and retirement of Class C common stock	—	—	(32)	(32)	(1,087)	(1,087)
Exercise of stock options	—	—	264	264	373	373
Balance, end of year	10,142	$10,142	10,132	$10,132	9,895	$9,895

Additional paid-in capital:
Balance, beginning of year		$95,572		$87,134		$85,349
Stock-based compensation expense		2,694		2,759		3,681
Issuance of Class C common stock		32		65		50
Repurchase and retirement of Class C common stock		—		(285)		(9,357)
(Expiration)/exercise of stock options		(1,208)		5,899		7,411
Balance, end of year		$97,090		$95,572		$87,134

Retained earnings/(accumulated deficit):
Balance, beginning of year		$(52,144)		$94,357		$112,577
Cumulative effect from the adoption of FASB guidance on fair value measurements, net of tax		—		12,108		—
Balance as of January 1		(52,144)		106,465		112,577
Net income/(loss)		99,600		(150,363)		6,661
Preferred stock dividends		(17,302)		(3,717)		(2,240)
Common stock dividends		(2,027)		(4,015)		(4,119)
Repurchase and retirement of Class C common stock		—		(514)		(18,522)
Balance, end of year		$28,127		$(52,144)		$94,357

Accumulated other comprehensive income/(loss):
Balance, beginning of year		$(47,412)		$(2,793)		$4,956
Cumulative effect from the adoption of FASB guidance on fair value measurements, net of tax		—		(11,237)		—
Balance as of January 1		(47,412)		(14,030)		4,956
Change in unrealized gain/(loss) on available-for-sale securities, net of tax and reclassification adjustments		50,514		(33,657)		(8,122)
Change in unrealized gain/(loss) on financial derivatives, net of tax and reclassification adjustments		152		275		373
Balance, end of year		$3,254		$(47,412)		$(2,793)

Total Stockholders' Equity		$196,191		$15,348		$223,593

Comprehensive income/(loss) (1):
Net income/(loss)		$99,600		$(150,363)		$6,661
Changes in accumulated other comprehensive income/(loss), net of tax		50,666		(33,382)		(7,749)

Comprehensive income/(loss)		$150,266		$(183,745)		$(1,088)

(1) See Note 2(n) to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$99,600	$(150,363)	$6,661
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Net amortization/(accretion) of premiums and discounts on loans, investments, and Farmer Mac Guaranteed Securities	3,926	2,001	(2,435)
Amortization of debt premiums, discounts and issuance costs	12,876	79,404	130,810
Purchases of trading investment securities	—	—	(9,090)
Proceeds from repayment and sale of trading investment securities	787	6,675	5,749
Purchases of loans held for sale	(164,335)	(61,525)	(55,059)
Proceeds from repayment of loans held for sale	62,125	15,235	6,819
Net change in fair value of trading securities and financial derivatives	(105,060)	111,768	39,045
Gain on repurchase of debt	—	(864)	—
Amortization of transition adjustment on financial derivatives	152	275	373
Other-than-temporary impairment losses	3,994	106,240	—
Gains on sale of loans and Farmer Mac Guaranteed Securities	(1,581)	(1,509)	—
Gains on the sale of available-for-sale investments	(3,353)	(316)	(288)
Gains on the sale of real estate owned	—	—	(130)
Total provision/(recovery) for losses	5,242	17,840	(142)
Deferred income taxes	35,615	(40,378)	(17,090)
Stock-based compensation expense	2,694	2,759	3,680
Decrease/(increase) in interest receivable	5,880	18,881	(18,437)
Decrease/(increase) in guarantee and commitment fees receivable	6,093	(3,305)	(17,061)
Decrease/(increase) in other assets	76,382	(113,247)	(652)
(Decrease)/increase in accrued interest payable	(908)	(9,534)	13,879
(Decrease)/increase in other liabilities	(9,019)	940	21,052
Net cash provided by/(used in) operating activities	31,110	(19,023)	107,684
Cash flows from investing activities:
Purchases of available-for-sale investment securities (1)	(325,871)	(1,185,437)	(4,201,668)
Purchases of Farmer Mac Guaranteed Securities	(2,047,954)	(623,179)	(227,229)
Purchases of loans held for investment	(59,627)	(135,097)	(72,650)
Purchases of defaulted loans	(21,269)	(58,279)	(3,911)
Proceeds from repayment of available-for-sale investment securities (2)	195,589	581,098	3,320,077
Proceeds from repayment of Farmer Mac Guaranteed Securities	725,761	263,858	246,683
Proceeds from repayment of loans held for investment	41,298	118,178	136,296
Proceeds from sale of available-for-sale investment securities	306,506	456,506	88,563
Proceeds from sale of Farmer Mac Guaranteed Securities	188,204	669,406	6,434
Proceeds from sale of real estate owned	40,955	—	1,537
Proceeds from sale of loans	358,953	—	—
Net cash (used in)/provided by investing activities	(597,455)	87,054	(705,868)
Cash flows from financing activities:
Proceeds from issuance of discount notes	54,840,697	126,824,163	119,707,961
Proceeds from issuance of medium-term notes	3,475,856	2,228,953	1,579,000
Payments to redeem discount notes	(54,675,917)	(126,990,012)	(120,064,662)
Payments to redeem medium-term notes	(2,727,000)	(2,070,136)	(1,373,550)
Tax benefit from tax deductions in excess of compensation cost recognized	—	381	616
Proceeds from common stock issuance	42	5,734	7,875
Purchases of common stock	—	(831)	(28,966)
Proceeds from preferred stock issuance	48,378	9,200	—
Repurchase of preferred stock	—	(35,000)	—
Proceeds from mezzanine equity issuance	—	144,216	—
Dividends paid on common and preferred stock	(19,329)	(7,732)	(6,359)
Net cash provided by/(used in) financing activities	942,727	108,936	(178,085)
Net increase/(decrease) in cash and cash equivalents	376,382	176,967	(776,269)
Cash and cash equivalents at beginning of period	278,412	101,445	877,714
Cash and cash equivalents at end of period	$654,794	$278,412	$101,445

(1)	Includes purchases of $349 million and $2.5 billion of auction rate certificates for 2008 and 2007, respectively.
(2)	Includes proceeds, through the normal auction process, of $286 million and $2.7 billion from auction rate certificates for 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

1.	ORGANIZATION

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) is a stockholder-owned, federally chartered instrumentality of the United States organized and existing under Title VIII of the Farm Credit Act of 1971, as amended (12 U.S.C. §§ 2279aa et seq.) (the “Act”).  Farmer Mac was originally created by the United States Congress to establish a secondary market for agricultural real estate and rural housing mortgage loans.  This secondary market was designed to increase the availability of long-term credit at stable interest rates to America’s rural communities, farmers, ranchers and rural homeowners and to provide those borrowers with the benefits of capital markets pricing and product innovation.  Since Farmer Mac’s inception, Congress has expanded Farmer Mac’s charter to authorize the Corporation to create the Farmer Mac II program and to purchase, and guarantee securities backed by, loans made by cooperative lenders to finance electrification and telecommunications systems in rural areas.

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to agricultural and rural utilities lenders by:

•	purchasing eligible loans directly from lenders;
•	guaranteeing securities representing interests in, or secured by, pools of eligible loans; and
•	issuing long-term standby purchase commitments (“LTSPCs”) for eligible loans.

Farmer Mac conducts these activities through three programs—Farmer Mac I, Farmer Mac II and Rural Utilities.  As of December 31, 2009, the total volume in all of Farmer Mac’s programs was $10.7 billion.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase mortgage loans secured by first liens on agricultural real estate.  Farmer Mac also guarantees securities representing interests in or obligations backed by pools of eligible mortgage loans.  The securities guaranteed by Farmer Mac under the Farmer Mac I program are referred to as “Farmer Mac I Guaranteed Securities.”  To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other specified standards.  As of December 31, 2009, outstanding loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs in the Farmer Mac I program totaled $7.4 billion.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (the “USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and guarantees securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”).  As of December 31, 2009, outstanding Farmer Mac II Guaranteed Securities totaled $1.2 billion.  Since January 2010, all purchases of USDA-guaranteed portions under the Farmer Mac II program (other than purchases of USDA-guaranteed portions that back Farmer Mac II Guaranteed Securities to be sold to third parties) have been, and will continue to be, made by Farmer Mac’s subsidiary, Farmer Mac II LLC.

Farmer Mac’s Rural Utilities program, which is separate from the Farmer Mac I and Farmer Mac II programs, was initiated during second quarter 2008 after Congress expanded Farmer Mac’s authorized secondary market activities to include rural utilities loans.  Farmer Mac’s activities under this program will be similar to those conducted under the Farmer Mac I program—loan purchases, guarantees of securities (“Farmer Mac Guaranteed Securities – Rural Utilities”) and issuance of LTSPCs—with respect to eligible rural utilities loans.  To be eligible for the Rural Utilities program, loans must meet Farmer Mac’s credit underwriting and other specified standards.  From inception through third quarter 2009, Farmer Mac retained in its portfolio all of the rural utilities loans and Farmer Mac Guaranteed Securities – Rural Utilities under this program.  During fourth quarter 2009, Farmer Mac guaranteed a general obligation secured by eligible rural utilities loans in the amount of $16.0 million which was sold to third parties.  To date, Farmer Mac has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2009, the aggregate outstanding principal balance of rural utilities loans held and Farmer Mac Guaranteed Securities – Rural Utilities was $2.1 billion.

Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities are sometimes collectively referred to as “Farmer Mac Guaranteed Securities.”  The assets underlying Farmer Mac Guaranteed Securities include (1) securitized loans or USDA-guaranteed portions eligible under one of Farmer Mac’s programs and (2) general obligations of lenders secured by pools of eligible loans.  The Corporation guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  AgVantage® is a registered trademark of Farmer Mac that is used to designate Farmer Mac’s guarantees of securities that are related to general obligations of issuers that are secured by pools of eligible loans.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac’s two principal sources of revenue are:

•	guarantee and commitment fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives.

Farmer Mac funds its “program” purchases of Farmer Mac Guaranteed Securities and eligible loans primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2009, Farmer Mac had $2.3 billion of discount notes and $3.3 billion of medium-term notes outstanding.  To the extent the proceeds of debt issuance exceed Farmer Mac’s need to fund program assets, those proceeds are invested in “non-program” investments that must comply with regulations promulgated by the Farm Credit Administration (“FCA”), including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the “Investment Regulations”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”).  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation, whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  Farmer Mac II LLC was formed as a Delaware limited liability company on December 10, 2009.  The business operations of Farmer Mac II LLC began in January 2010.  All inter-company balances and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.  Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash paid during the year for:
Interest	$80,350	$103,517	$119,700
Income taxes	11,500	30,069	7,809
Non-cash activity:
Real estate owned acquired through foreclosure	41,086	16	—
Loans acquired and securitized as Farmer Mac Guaranteed Securities	28,736	98,843	1,324
Loans previously under LTSPCs exchanged for Farmer Mac Guaranteed Securities	—	—	681,732
Reclassification of unsettled trades with The Reserve Primary Fund from Cash and cash equivalents to Prepaid expenses and other assets	—	42,489	—
Transfers of investment securities from available-for-sale to trading from the effect of adopting FASB guidance on fair value measurement	—	600,468	—
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting FASB guidance on fair value measurement	—	428,670	—
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to available-for-sale	—	493,997	—
Transfers of Farmer Mac I Guaranteed Securities from held-to-maturity to available-for-sale	—	25,458	—
Transfers of available-for-sale investment securities to available-for-sale Farmer Mac Guaranteed Securities - Rural Utilities	—	902,420	—
Transfers of trading investment securities to trading Farmer Mac Guaranteed Securities - Rural Utilities	—	459,026	—
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	288,012	—	—
Transfers of loans held for investment to loans held for sale	617,072	—	—
Transfers of investment securities from trading to available-for-sale from the exchange of GSE preferred stock	90,657	—	—
During 2009, Farmer Mac transferred securities between categories as a result of two primary transactions.  The first transaction was the sale of $354.5 million principal balance of loans during first quarter 2009.  Consistent with management’s effort to preserve and strengthen its capital position beginning in third quarter 2008, the primary purpose of the sale was to eliminate the need to hold capital in support of the loans under Farmer Mac’s statutory minimum capital requirements.  Given the change in management’s intention pertaining to its loan portfolio in first quarter 2009, Farmer Mac reclassified loans with an amortized cost basis of $617.1 million from loans held-for-investment to loans held-for-sale prior to the sale of certain loans.  Also in first quarter 2009, Farmer Mac transferred $263.4 million amortized cost basis of available-for-sale Farmer Mac I Guaranteed Securities to loans held-for-sale upon the consolidation of certain trusts in which Farmer Mac held 100 percent of the beneficial ownership interests.  Farmer Mac then terminated the trusts and sold a portion of the underlying loans.  The $288.0 million balance disclosed above represents the fair value of the transferred Farmer Mac I Guaranteed Securities as of December 31, 2008.

The second transaction occurred during third quarter 2009.  Farmer Mac accepted an exchange offer extended by CoBank, ACB (“CoBank”), an institution of the Farm Credit System (the “FCS”) and a government-sponsored enterprise, whereby Farmer Mac tendered all of its outstanding shares of CoBank’s 7.814 percent Series A Cumulative Perpetual Preferred Stock ($88.5 million par value) in exchange for an equal amount of shares and par value of CoBank’s newly issued 11.0 percent Series D Non-Cumulative Subordinated Perpetual Preferred Stock.  Farmer Mac recorded the newly acquired shares at $90.7 million, the estimated fair value of the surrendered shares on the date of the exchange, and elected to classify the newly acquired equity securities as available-for-sale.  Farmer Mac had elected the fair value option for the surrendered Series A preferred shares and recorded the changes in fair value up until the date of the exchange through gains and losses on trading assets.

During 2008, Farmer Mac transferred securities between categories as a result of three separate events.  The first event occurred on January 1, 2008, upon the adoption of FASB guidance related to fair value measurement.  As a result of its election of the fair value option for certain securities, Farmer Mac transferred $428.7 million of Farmer Mac II Guaranteed Securities from held-to-maturity to trading and $600.5 million of investment securities from available-to-sale to trading.  See Note 13 for more information related to fair value measurement.

The second event occurred during second quarter 2008.  On May 22, 2008, Congress enacted into law the Food, Conservation and Energy Act of 2008, which expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.  Consequently, Farmer Mac placed its guarantee on $430.7 million principal amount of securities representing interests in rural electric cooperative loans and $900.0 million principal amount of obligations collateralized by rural electric cooperative loans previously held as mission related investments under authority granted by the Farm Credit Administration (“FCA”), Farmer Mac’s regulator.  Farmer Mac reclassified these securities from “Investment Securities” to “Farmer Mac Guaranteed Securities” on its consolidated balance sheets based on their existing fair value classifications (i.e., available-for-sale investment securities were transferred to available-for-sale Farmer Mac Guaranteed Securities and trading investment securities were transferred to trading Farmer Mac Guaranteed Securities).  The amounts disclosed above represent the fair value of these securities as of March 31, 2008.

The third event occurred during third quarter 2008 and primarily stemmed from the turmoil experienced in the nation’s financial markets.  As a result of significant other-than-temporary impairment losses, Farmer Mac evaluated strategies to preserve and strengthen its capital position, which included asset sales and common and preferred equity offerings.  Given the changes in circumstances and management’s intention, Farmer Mac believed that the held-to-maturity designation was no longer appropriate for Farmer Mac Guaranteed Securities held on balance sheet.  Farmer Mac reclassified all of its held-to-maturity Farmer Mac I and Farmer Mac II Guaranteed Securities with an amortized cost basis of $25.0 million and $493.6 million, respectively, to available-for-sale.  The amounts disclosed above are the fair value of these securities as of September 30, 2008, which represents the new carrying value of these securities resulting from the change in management’s intention.

(c)	Investments and Farmer Mac Guaranteed Securities

Farmer Mac classifies investments and Farmer Mac Guaranteed Securities that Farmer Mac has the positive intent and ability to hold to maturity as held-to-maturity.  Such securities are carried at cost, adjusted for unamortized premiums and unearned discounts.  Farmer Mac does not currently classify any investments or Farmer Mac Guaranteed Securities as held-to-maturity.  Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value.  Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity.  Securities classified as trading securities are reported at their fair value, with unrealized gains and losses included in earnings.  Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.

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

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.  Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or fair value.  For loans held for investment and loans held for sale, the net unamortized purchase premium or discount as of December 31, 2009 was a net discount of $2.6 million, compared to a  net premium of $3.1 million as of December 31, 2008.  In accordance with FASB guidance, Farmer Mac does not amortize premiums and discounts related to loans held for sale.

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

The trust vehicles used in loan securitization transactions after March 31, 2001, in which Farmer Mac retains all the Farmer Mac Guaranteed Securities issued by the trust, do not meet the “qualifying special purpose entity” requirements under GAAP.  Accordingly, Farmer Mac accounts for the Farmer Mac Guaranteed Securities it retains in these transactions as loans in its consolidated balance sheets and the guarantee fees earned on those assets are recorded as interest income in the consolidated statements of operations.  The Farmer Mac Guaranteed Securities securitized prior to April 1, 2001 that Farmer Mac has retained, have been recorded in Farmer Mac’s consolidated financial statements as Farmer Mac Guaranteed Securities.

Transfers of loans into trusts in which Farmer Mac surrenders control over the financial assets and receives compensation other than beneficial interests in the underlying loans are recorded as sales.  The carrying amount of the assets that are transferred in these transactions is allocated between the assets sold and the interests retained, if any, based on the relative fair values of each at the date of the transfer.  A gain or loss is included in income for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received.

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Considering the low loan-to-value ratios in its portfolio, Farmer Mac believes that it is probable at the acquisition of these loans that it will be able to collect all contractually required payments receivable.

Please see Note 2(q) for more information on the adoption of new accounting standards related to transfers of financial assets and consolidation.

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

Real estate owned (“REO”) consists of real estate acquired through foreclosure and is recorded at fair value less estimated selling costs at acquisition.  Fair value is determined by appraisal or other appropriate valuation method.  Losses estimated at the time of acquisition are charged to the allowance for loan losses.  Subsequent to the acquisition, management continues to perform periodic valuations for real estate owned.  Declines in the net realizable value (fair value less estimated selling costs) are charged through income.

Farmer Mac contracts with third parties to operate or preserve real estate owned and offered for sale when appropriate to maintain property value.  Non-recoverable costs are expensed as incurred and those related to the production of saleable goods or crops are capitalized to the extent they are realizable.  As revenues from the sale of goods or crops are received, they are applied first to any capitalized costs and any remaining revenues offset non-recoverable expenses incurred.  Farmer Mac had no capitalized costs as of December 31, 2009 and 2008.

(h)	Financial Derivatives

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Farmer Mac is required also to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

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

Notes payable are classified as due within one year or due after one year based on their contractual maturities.  Debt issuance costs and premiums and discounts are deferred and amortized to interest expense using the effective interest method over the contractual life of the related debt.

(j)	Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities.

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense, and is reduced by charge-offs for actual losses, net of recoveries.  Negative provisions for loan losses or negative provisions for losses are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

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

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, in accordance with the FASB standard on accounting for contingencies.

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, to determine if there are any probable losses inherent in those assets.

Farmer Mac also analyzes impaired assets in its portfolio for impairment in accordance with the FASB standard on measuring individual impairment of a loan.  Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan – and REO);

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

No allowance for losses has been provided for loans underlying AgVantage securities or securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”).  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of December 31, 2009, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2009, Farmer Mac had not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

(k)	Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings/(loss) per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and non-vested restricted stock awards.  The following schedule reconciles basic and diluted earnings/(loss) per share of common stock (“EPS”) for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009			2008			2007
	Net		$ per	Net		$ per	Net		$ per
	Income	Shares	Share	Loss	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income/(loss) available to common stockholders	$82,298	10,138	$8.12	$(154,080)	10,007	$(15.40)	$4,421	10,369	$0.43

Effect of dilutive securities(1):
Stock options, SARs and non-vested restricted shares	—	95	(0.08)	—	—	—	—	222	(0.01)
Diluted EPS	$82,298	10,233	$8.04	$(154,080)	10,007	$(15.40)	$4,421	10,591	$0.42

(1)
For the years ended December 31, 2009, 2008 and 2007, stock options and SARs of 1,724,800, 2,377,544 and 380,506 respectively, were outstanding but not included in the computation of diluted earnings/(loss) per share of common stock because they were anti-dilutive. For the year ended December 31, 2009, 47,143 contingent shares of non-vested restricted stock were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate.  Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

Farmer Mac evaluates its tax positions at least quarterly to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns.  Farmer Mac, in accordance with FASB guidance on uncertainty in income taxes, uses a two-step approach in which income tax benefits are recognized if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50 percent) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation process.  The amount of tax benefit recognized is then measured at the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date.  Farmer Mac’s policy for recording interest and penalties associated with uncertain tax positions is to record them as a component of income tax expense.  Farmer Mac establishes a valuation allowance for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(m)	Stock-Based Compensation

Farmer Mac accounts for its stock-based employee compensation plans using the grant date fair value method of accounting.  Farmer Mac measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award determined using the Black-Scholes option pricing model.  The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Effective January 1, 2006, Farmer Mac adopted new accounting guidance for share-based payments using the modified prospective method of transition.  Accordingly, prior period amounts have not been retrospectively adjusted for this change.  As of January 1, 2009, all previously issued awards that were outstanding at December 31, 2005 were fully vested and therefore no compensation expense was recognized related to the non-vested portion of previously issued stock option awards during 2009.  During 2008 and 2007, the adoption resulted in $0.9 million and $1.4 million, respectively, of compensation expense related to the non-vested portion of previously issued stock option awards that were outstanding as of December 31, 2005.  Additionally, Farmer Mac recognized $2.7 million, $1.9 million and $2.2 million of compensation expense related to stock options, SARs and non-vested restricted stock awarded subsequent to December 31, 2005, for 2009, 2008 and 2007, respectively.

(n)	Comprehensive Income/(Loss)

Comprehensive income/(loss) represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income/(loss) for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Net income/(loss)	$99,600	$(150,363)	$6,661

Available-for-sale securities, net of tax:
Net unrealized holding gains/(losses)	49,266	(70,067)	(7,935)
Reclassification adjustment for realized losses/(gains)	1,248	36,410	(187)
Net change from available-for-sale securities (1)	50,514	(33,657)	(8,122)

Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives transition adjustment (2)	152	275	373

Other comprehensive income/(loss), net of tax	50,666	(33,382)	(7,749)

Comprehensive income/(loss)	$150,266	$(183,745)	$(1,088)

(1)
Unrealized gains/(losses) on available for sale securities is shown net of income tax expense of $27.2 million, taxbenefit of $18.1 million and tax benefit of $4.4 million in 2009, 2008 and 2007, respectively.

(2)	Amortization of financial derivatives transition adjustment is shown net of income tax expense of $0.1 million, $0.1 million and $0.2 million in 2009, 2008 and 2007, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive income/(loss) as of December 31, 2009, 2008 and 2007 and changes in the components of accumulated other comprehensive income/(loss) for the years ended December 31, 2009, 2008 and 2007.

	As of December 31,
	2009	2008	2007
	(in thousands)
Available-for-sale securities:
Beginning balance	$(47,214)	$(2,320)	$5,802
Reclassification adjustment to retained earnings for fair value option adoption, net of tax	—	(11,237)	—
Adjusted beginning balance	(47,214)	(13,557)	5,802
Net unrealized gains/(losses), net of tax	50,514	(33,657)	(8,122)
Ending balance	$3,300	$(47,214)	$(2,320)

Financial derivatives:
Beginning balance	$(198)	$(473)	$(846)
Amortization of financial derivatives transition adjustment, net of tax	152	275	373
Ending balance	$(46)	$(198)	$(473)
Accumulated other comprehensive income/(loss), net of tax	$3,254	$(47,412)	$(2,793)

As of April 1, 2009, Farmer Mac held no debt securities for which an other-than-temporary impairment was previously recognized.  Accordingly, a cumulative effect of adoption adjustment was not necessary upon adoption of the new FASB guidance related to other-than-temporary impairments.

(o)	Long-Term Standby Purchase Commitments

Farmer Mac accounts for its LTSPCs in accordance with provisions of FASB guidance on guarantee.  Commitment fee income represents a reduction of the commitment obligation based on amortization using the actual prepayment experience on the underlying loans.  See Note 2(j) for Farmer Mac’s policy for estimating probable losses for LTSPCs and Note 12 for more information on the accounting for LTSPCs.

(p)	Fair Value

Effective January 1, 2008, Farmer Mac adopted new accounting guidance for fair value measurements.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that ranks the quality and reliability of the inputs to valuation techniques used to measure fair value.  The hierarchy gives highest rank to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest rank to unobservable inputs (level 3 measurements).

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

Effective January 1, 2008, Farmer Mac adopted FASB guidance on the fair value option for financial instruments that provides companies an irrevocable option to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  On January 1, 2008 Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain Farmer Mac II Guaranteed Securities that were classified as held-to-maturity on January 1, 2008.  See Note 13 for more information regarding fair value measurement.

(q)	New Accounting Standards

Transfers of Financial Assets and Consolidation Standards

Effective January 1, 2010, Farmer Mac adopted two new accounting standards that eliminated the concept of qualifying special purpose entities (“QSPEs”) and amended the accounting for transfers of financial assets and the consolidation model for variable interest entities (“VIEs”).  Under these new accounting standards, the consolidation exemption for QSPEs was removed.  All formerly designated QSPEs must be evaluated for consolidation in accordance with the new consolidation model, which changes the method of analyzing which party to a VIE should consolidate the VIE.  The current consolidation model is replaced with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity.

The new accounting standards require the incremental assets and liabilities consolidated upon adoption to initially be reported at their carrying values.  If determining the carrying amounts is not practicable, the assets and liabilities of the VIE shall be measured at fair value at the date the new standards first apply.  For the outstanding trusts consolidated effective January 1, 2010, Farmer Mac initially recorded the assets and liabilities on the consolidated balance sheet at their carrying values.  Accrued interest and allowance for loan losses have also been recognized as appropriate.

The adoption of these new accounting standards will have a significant impact on the presentation of Farmer Mac’s consolidated financial statements beginning in 2010.  On the consolidated balance sheet, there will be an increase in loans and debt and a decrease in available-for-sale and trading Farmer Mac Guaranteed Securities, the reclassification of a portion of the reserve for losses to allowance for loan losses, and the elimination of the guarantee assets and guarantee obligations related to the consolidated trusts.  On the income statement, there will be an increase in interest income and interest expense attributable to the assets and liabilities of the consolidated trusts and reclassification of a portion of guarantee fee income.

Although these new accounting standards do not change the economic risk to Farmer Mac’s business, specifically Farmer Mac’s liquidity, credit, and interest rate risks, the transition adjustment upon adoption increased consolidated assets by $292.8 million, which resulted in an incremental regulatory capital requirement of $5.9 million, and increased retained earnings by $2.6 million.

(r)	Reclassifications

Certain reclassifications of prior year information were made to conform to the 2009 presentation.

3.	RELATED PARTY TRANSACTIONS

As provided by Farmer Mac’s statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac’s Class A voting common stock and only institutions of the FCS may hold Farmer Mac’s Class B voting common stock.  Farmer Mac’s statutory charter also provides that Class A stockholders elect five members of Farmer Mac’s 15-member board of directors and that Class B stockholders elect five members of the board of directors.  Additionally, in order to participate in the Farmer Mac I program, a financial institution must own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution.  As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac’s business.

Although Farmer Mac conducted business during 2007 with Farm Credit West, information about those transactions is not included below because that institution was not a related party during that year.  Farm Credit West became a related party in 2008 as a result of a merger in April 2008 between that institution and Sacramento Valley Farm Credit, ACA, which was a related party in 2007.  All transactions with Sacramento Valley Farm Credit during 2008 that occurred prior to the merger are included in the transactions reported for Farm Credit West in 2008.

During 2009, Farmer Mac purchased newly originated and current seasoned eligible loans from 62 entities (the top ten institutions generated 81.1 percent of the purchase volume), placed loans under LTSPCs with 19 entities and conducted Farmer Mac II transactions with 158 entities operating throughout the United States.  During 2008, Farmer Mac purchased newly originated and current seasoned eligible loans from 74 entities (the top ten institutions generated 76.9 percent of the purchase volume), placed loans under LTSPCs with 23 entities and conducted Farmer Mac II transactions with 187 entities operating throughout the United States.  All related party transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.

Long-Term Standby Purchase Commitments with Related Parties:

For all of the LTSPC transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity or the entity being a holder of at least 5 percent of the outstanding shares of a class of Farmer Mac voting common stock.  Farmer Mac’s LTSPC activity with related parties in 2009, 2008 and 2007 is presented below:

	For the Year Ended December 31,
	2009		2008		2007
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
New extensions:
AgFirst Farm Credit Bank	66	$34,459	297	$69,202	709	$124,605
AgStar Financial Services, ACA	44	14,736	180	74,555	1,837	369,347
Farm Credit Bank of Texas	143	45,628	375	185,378	742	284,198
Farm Credit of Western New York, ACA	—	—	—	—	1	545
Farm Credit West, ACA	10	16,706	5	13,262	—	—
Sacramento Valley Farm Credit, ACA	—	—	—	—	6	8,457

	As of December 31,
	2009		2008
		Aggregate		Aggregate
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
	(dollars in thousands)
Aggregate LTSPCs outstanding:
AgFirst Farm Credit Bank	2,303	$349,513	2,700	$397,454
AgStar Financial Services, ACA	439	192,655	405	191,359
Farm Credit Bank of Texas	1,542	500,457	1,545	533,495
Farm Credit of Western New York, ACA	109	35,509	118	40,234
Farm Credit West, ACA	85	111,981	81	101,828

For the years ended December 31, 2009, 2008 and 2007, Farmer Mac earned the following commitment fees from related parties:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Commitment fees earned by Farmer Mac:
AgFirst Farm Credit Bank	$1,552	$1,768	$1,586
AgStar Financial Services, ACA	1,222	1,402	865
Farm Credit Bank of Texas	1,902	1,780	1,349
Farm Credit of Western New York, ACA	197	219	244
Farm Credit West, ACA	303	301	—
Sacramento Valley Farm Credit, ACA	—	—	27

As of December 31, 2009 and 2008, Farmer Mac had the following commitment fees receivable from related parties:

	As of December 31,
	2009	2008
	(in thousands)
AgFirst Farm Credit Bank	$198	$247
AgStar Financial Services, ACA	95	93
Farm Credit Bank of Texas	155	167
Farm Credit of Western New York, ACA	15	17
Farm Credit West, ACA	25	25

Zions First National Bank:

The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates (“Zions”), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock, during 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009		2008		2007
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans	126	$77,079	148	$71,673	80	$45,723
USDA-guaranteed portions	10	2,712	5	636	11	2,333
Sales of Farmer Mac Guaranteed Securities		27,797		96,143		-

The purchases of loans from Zions under the Farmer Mac I program represented approximately 39.5 percent, 36.5 percent and 35.8 percent of Farmer Mac I loan purchase volume for the years ended December 31, 2009, 2008 and 2007, respectively.  Those purchases represented 17.9 percent, 6.0 percent, and 2.0 percent of total program volume, respectively.  The purchases of USDA-guaranteed portions under the Farmer Mac II program from Zions represented approximately 0.8 percent, 0.2 percent and 1.1 percent of that program’s volume for the years ended December 31, 2009, 2008 and 2007, respectively.

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Guarantee fees received by Farmer Mac	$1,393	$1,821	$2,016
Servicing fees received by Zions	1,585	1,533	1,558
Underwriting and loan file review fees received by Zions	15	13	15
Discount note commissions received by Zions	18	39	17
Commercial paper interest earned by Farmer Mac	—	—	245

Zions received commissions for acting as dealer with respect to approximately $678.9 million, $823.2 million and $730.0 million par value of Farmer Mac discount notes during 2009, 2008 and 2007, respectively.

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional principal amount of approximately $105.2 million and $131.9 million as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, Farmer Mac had net interest payable to Zions under those contracts of approximately $2.0 million and $1.8 million, respectively.

In May 2005, Farmer Mac entered into a 3-year lease agreement with Zions for office space in Ames, Iowa, under which the annual rental expense was $20,620.  In 2008 and 2007, Farmer Mac paid Zions $8,591 and $22,338, respectively, under that lease agreement, which expired according to its terms during 2008.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank (“AgFirst”), resulting from a member of Farmer Mac’s board of directors also being a member of AgFirst’s board of directors and AgFirst being a holder of approximately 16.8 percent of Farmer Mac Class B voting common stock.  In addition to the LTSPC transactions set forth above under “Long-Term Standby Purchase Commitments with Related Parties” in this Note 3, the additional transactions set forth below occurred between Farmer Mac and AgFirst.

In 2009, 2008 and 2007, AgFirst received $21,000, $26,000 and $32,000, respectively, in servicing fees for its work as a Farmer Mac central servicer.

AgFirst owns Farmer Mac I Guaranteed Securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last 10 percent.  As of December 31, 2009 and 2008, the outstanding balance of those securities owned by AgFirst was $374.2 million and $464.7 million, respectively.  Farmer Mac received guarantee fees of $0.3 million for each of the years 2009, 2008 and 2007, with respect to those securities.

In 2009, 2008 and 2007, Farmer Mac paid AgFirst $4,000, $2,000 and $2,000, respectively, for marketing expenses related to Farmer Mac programs.

In 2009, 2008 and 2007, Farmer Mac received guarantee fees of $26,000, $59,000 and $70,000, respectively, on the Farmer Mac I Guaranteed Securities held by AgFirst.

Farmer Mac also owned $88.0 million par value of AgFirst preferred stock as of December 31, 2009, 2008 and 2007.

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

In November 2004, Farmer Mac and AgStar entered into a strategic alliance agreement as part of Farmer Mac’s efforts to capture a greater share of the market and to serve a cross-section of agricultural lenders in many areas of the nation.  Under the terms of that agreement, Farmer Mac paid AgStar $100,000 in 2005 for joint marketing expenses.  In 2009, 2008, and 2007, Farmer Mac paid AgStar $5,000, $4,000, and $5,000, respectively, for marketing expenses related to Farmer Mac programs.

In 2009, 2008 and 2007, AgStar received $1.6 million, $1.9 million and $1.9 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

In 2009, Farmer Mac did not purchase any loans from AgStar under the Farmer Mac I program, compared to $0.3 million and $0.7 million in 2008 and 2007, respectively.  In addition, during 2009 Farmer Mac purchased from AgStar $11.9 million related to two defaulted loans pursuant to the terms of an LTSPC agreement.  During 2008, Farmer Mac purchased from AgStar $53.2 million of defaulted loans related to five ethanol plants pursuant to the terms of an LTSPC agreement.

During 2009, 2008 and 2007, Farmer Mac sold Farmer Mac I Guaranteed Securities to AgStar in the amount of $0.9 million, $2.7 million and $1.3 million, respectively.  Those sales did not result in a gain or loss to Farmer Mac.

During 2009 and 2008, no existing LTSPCs were converted to Farmer Mac I Guaranteed Securities; however, during 2007, $400.2 million of existing LTSPCs were converted to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of the converted securities as of December 31, 2009, 2008 and 2007 was $449.2 million, $533.5 million and $639.1 million, respectively.  Farmer Mac received $2.0 million, $2.4 million and $2.3 million in guarantee fees on those securities during 2009, 2008 and 2007, respectively.

The National Rural Utilities Cooperative Financial Corporation:

The National Rural Utilities Cooperative Financial Corporation (“National Rural”) became a related party in 2009 through the purchase of Farmer Mac Class A voting common stock.  Although Farmer Mac conducted business with National Rural during 2008 and 2007, information about those transactions is not disclosed since National Rural was not a related party during those years.   As of December 31, 2009, National Rural held 7.7 percent of Farmer Mac’s outstanding Class A voting common stock (5.2 percent of total voting shares), 15,000 shares (20 percent) of Series B-1 Preferred Stock, and 57,578 shares (100 percent) of Series C Preferred Stock.  During 2009, Farmer Mac sold 48,378 shares of Series C Preferred Stock to National Rural.  The following transactions also occurred between Farmer Mac and National Rural during 2009.

Farmer Mac Loan Purchases and Guarantees

For the Year Ended
December 31, 2009
(in thousands)
Rural Utilities:
Loans	$28,644
On-balance sheet Guaranteed Securities	1,695,000
Off-balance sheet Guaranteed Securities	16,009

Total purchases	$1,739,653

Those transactions with National Rural represented 100 percent of Farmer Mac’s loan purchase and guarantee volume under the Rural Utilities program for 2009.  Those transactions represented 69.2 percent of total program volume for 2009.  As of December 31, 2009 and for the year then ended, Farmer Mac had guarantee fees receivable of $1.7 million from National Rural and earned guarantee fees of $6.0 million.  Farmer Mac also had interest receivable of $8.7 million as of December 31, 2009 and earned interest income of $32.3 million during 2009 related to its AgVantage transactions with National Rural.

Other Related Party Transactions:

For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from (1) a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity or (2) the entity being a holder of 5 percent or more a class of Farmer Mac voting common stock.

The following is a summary of purchases of loans,  USDA-guaranteed portions from other related parties during 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009		2008		2007
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans:
First Dakota National Bank	14	$4,748	15	$4,849	14	$5,943
USDA-guaranteed portions:
Bath State Bank	35	7,031	26	7,232	22	5,405
First Dakota National Bank	—	—	—	—	8	2,364

Farmer Mac received the following guarantee fees with respect to transactions with other related parties:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Bath State Bank	$79	$73	$65
First Dakota National Bank	229	228	271

During 2003 and 2006, Farm Credit West, ACA converted $722.3 million and $129.0 million, respectively, of existing LTSPCs to Farmer Mac I Guaranteed Securities.  The LTSPCs converted to Farmer Mac I Guaranteed Securities in 2006 were originated by Sacramento Valley Farm Credit, ACA who merged with Farm Credit West, ACA in 2008.  The outstanding principal balance of the converted securities as of December 31, 2009 was $670.4 million.  Farmer Mac understands that the current owner of those Farmer Mac Guaranteed Securities is U.S. AgBank, FCB, which is a major holder of Farmer Mac Class B voting common stock.  Farmer Mac received $3.0 million and $3.4 million in guarantee fees on those securities during 2009 and 2008, respectively.  In 2009 and 2008, Farm Credit West, ACA received $2.2 million and $2.4 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

As of December 31, 2009, 2008 and 2007, Farmer Mac owned $88.5 million par value of preferred stock and, as of December 31, 2009 and 2008, $70.0 million of subordinated debt issued by CoBank.  Farmer Mac has a related party relationship with CoBank resulting from a member of Farmer Mac’s board of directors being a former executive officer of CoBank.  CoBank is also a major holder of Farmer Mac Class B voting common stock.

On September 30, 2008, Farmer Mac sold 60,000 shares of Series B-1 Preferred Stock to AgFirst; AgriBank, FCB; CoBank; Farm Credit Bank of Texas; and U.S. AgBank, FCB (collectively, the “Initial Series B-1 Investors”).  Each of the Initial Series B-1 Investors is a member of the FCS and, as of December 31, 2009 and 2008, together owned in the aggregate approximately 97.5 percent of the shares of Farmer Mac’s Class B Voting Common Stock.  Also on September 30, 2008, Farmer Mac sold 5,000 shares of Series B-2 Preferred Stock to Zions Bancorporation, an affiliate of Zions.

4.	INVESTMENT SECURITIES

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of December 31, 2009 and 2008.

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(1,216)	$72,884
Floating rate asset-backed securities	58,157	26	(40)	58,143
Floating rate corporate debt securities	246,758	267	(1,420)	245,605
Floating rate Government/GSE guaranteed mortgage-backed securities	404,452	1,188	(1,419)	404,221
Fixed rate GSE guaranteed mortgage-backed securities	6,248	289	—	6,537
Floating rate GSE subordinated debt	70,000	—	(22,438)	47,562
Fixed rate GSE preferred stock	90,543	—	(1,332)	89,211
Fixed rate Treasury bills	117,810	—	(50)	117,760
Total available-for-sale	1,068,068	1,770	(27,915)	1,041,923

Trading:
Floating rate asset-backed securities	6,708	—	(4,884)	1,824
Fixed rate GSE preferred stock	89,637	—	(1,489)	88,148
Total trading	96,345	—	(6,373)	89,972
Total investment securities	$1,164,413	$1,770	$(34,288)	$1,131,895

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$193,950	$—	$(15,373)	$178,577
Floating rate asset-backed securities	85,005	1	(3,750)	81,256
Floating rate corporate debt securities	458,428	—	(39,363)	419,065
Floating rate Government/GSE guaranteed mortgage-backed securities	338,907	270	(3,512)	335,665
Fixed rate GSE guaranteed mortgage-backed securities	7,375	188	—	7,563
Floating rate GSE subordinated debt	70,000	—	(20,811)	49,189
Floating rate GSE preferred stock	781	—	—	781
Total available-for-sale	1,154,446	459	(82,809)	1,072,096

Trading:
Floating rate asset-backed securities	7,494	—	(5,283)	2,211
Fixed rate GSE preferred stock	180,579	—	(19,027)	161,552
Total trading	188,073	—	(24,310)	163,763
Total investment securities	$1,342,519	$459	$(107,119)	$1,235,859

(1)	The fair value of these securities as of December 31, 2008 includes the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its auction-rate certificates.

Effective April 1, 2009, Farmer Mac adopted the amended guidance for the recognition and presentation of other-than-temporary impairments for debt securities.  Upon adoption, Farmer Mac held no debt securities for which an other-than-temporary impairment was previously recognized.  Accordingly, a cumulative effect of adoption adjustment was not recognized.  As of December 31, 2009, Farmer Mac held no debt securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income/(loss).

During 2009, Farmer Mac recognized in earnings other-than-temporary impairment losses on available-for-sale investment securities of $2.7 million, compared to $106.2 million in 2008.  Farmer Mac had not recognized any other-than-temporary impairment losses on its investment securities prior to 2008.  All of these losses were recorded in earnings and presented as “Other-than-temporary impairment losses” in the consolidated statement of operations because they were deemed to be credit losses or management had the intent to sell the security as of the balance sheet date.  During 2008, Farmer Mac recorded other-than-temporary impairment losses of $51.7 million related to its investment in Fannie Mae preferred stock and $54.5 million related to its investment in Lehman Brothers Holdings Inc. senior debt securities.  Farmer Mac recorded additional other-than-temporary impairment losses of $0.1 million related to its investment in Fannie Mae preferred stock and $1.0 million related to its investment in CIT Group Inc. corporate debt securities during 2009.  Farmer Mac sold all of these investments in 2009 and recognized a net recovery of $3.2 million, which is presented as “Gains on sale of available-for-sale investment securities” in the consolidated statement of operations.

During 2009, Farmer Mac also recorded other-than-temporary impairment losses of $1.6 million to write down its $49.9 million investment in HSBC Finance corporate debt securities to its fair value of $48.3 million since management intended to sell these securities.  Farmer Mac sold $20.0 million of the HSBC Finance corporate debt securities during 2009 and entered into credit default swaps with notional balances totaling $30.0 million to mitigate the credit exposure related to its remaining investment in HSBC Finance.  Changes in the fair value of the credit default swaps will be recorded in earnings; however, only additional credit losses related to the HSBC Finance corporate debt will be recorded in earnings since management no longer intends to sell these securities.  See Note 6 for more information related to these credit default swaps.

During 2009, Farmer Mac received proceeds of $306.5 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $4.6 million and gross realized losses of $1.2 million.  During 2008, Farmer Mac received proceeds of $456.5 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.6 million and gross realized losses of $0.3 million.

As of December 31, 2009, Farmer Mac’s trading securities had a fair value of $90.0 million, which reflects an unrealized loss of $6.4 million.  As of December 31, 2008, Farmer Mac’s trading securities had a fair value of $163.8 million, which reflects an unrealized loss of $24.3 million.  As of December 31, 2009 and 2008, unrealized losses on available-for-sale securities were as follows:

	December 31, 2009
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$—	$—	$182,745	$(1,420)
Floating rate asset-backed securities	—	—	17,319	(40)
Floating rate auction-rate certificates backed by Government guaranteed student loans	—	—	72,884	(1,216)
Floating rate Government/GSE guaranteed mortgage-backed securities	116,754	(645)	121,877	(774)
Floating rate GSE subordinated debt	—	—	47,562	(22,438)
Fixed rate GSE preferred stock	89,211	(1,332)	—	—
Fixed rate Treasury bills	117,760	(50)	—	—
Total	$323,725	$(2,027)	$442,387	$(25,888)

	December 31, 2008
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$19,858	$(142)	$393,808	$(39,221)
Floating rate asset-backed securities	80,605	(3,750)	—	—
Floating rate auction-rate certificates backed by Government guaranteed student loans	58,727	(15,373)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	263,516	(3,138)	10,751	(374)
Floating rate GSE subordinated debt	—	—	49,189	(20,811)
Total	$422,706	$(22,403)	$453,748	$(60,406)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to December 31, 2009 and 2008, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of December 31, 2009, all of the investment securities in an unrealized loss position were rated at least “A” by Standard & Poor’s, except two that were rated “AA-” and one that was not rated.  As of December 31, 2008, all of the investment securities in an unrealized loss position were rated at least “A” by Standard & Poor’s, except two that were rated “BBB+” and “BBB-”.  The unrealized losses were on 86 and 116 individual investment securities as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, 73 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $25.9 million.  As of December 31, 2008, 34 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $60.4 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition.  Securities in unrealized loss positions 12 months or more have a fair value as of December 31, 2009 that is, on average, approximately 95 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of December 31, 2009.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of December 31, 2009 and 2008.  As of December 31, 2009, Farmer Mac owned trading investment securities with an amortized cost of $96.3 million, a fair value of $90.0 million and a weighted average yield of 8.11 percent.  As of December 31, 2008, Farmer Mac owned trading investment securities with an amortized cost of $188.1 million, a fair value of $163.8 million and a weighted average yield of 7.99 percent.  The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2009 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities
	Available-for-Sale
	as of December 31, 2009
			Weighted-
	Amortized Cost	Fair Value	Average Yield
	(dollars in thousands)

Due within one year	$160,310	$160,260	0.31%
Due after one year through five years	234,859	233,660	0.56%
Due after five years through ten years	118,755	119,070	2.32%
Due after ten years	554,144	528,933	2.94%
Total	$1,068,068	$1,041,923	1.95%

5.	FARMER MAC GUARANTEED SECURITIES

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2009 and 2008.

	December 31, 2009
	Available-
	for-Sale	Trading	Total

Farmer Mac I	$56,864	$—	$56,864
Farmer Mac II	764,792	422,681	1,187,473
Rural Utilities	1,703,211	451,448	2,154,659
Total	$2,524,867	$874,129	$3,398,996

Amortized cost	$2,493,644	$817,631	$3,311,275
Unrealized gains	39,657	56,569	96,226
Unrealized losses	(8,434)	(71)	(8,505)
Fair value	$2,524,867	$874,129	$3,398,996

	December 31, 2008
	Available-
	for-Sale	Trading	Total

Farmer Mac I	$349,292	$—	$349,292
Farmer Mac II	522,565	496,863	1,019,428
Rural Utilities	639,837	442,687	1,082,524
Total	$1,511,694	$939,550	$2,451,244

Amortized cost	$1,501,980	$907,506	$2,409,486
Unrealized gains	23,727	32,044	55,771
Unrealized losses	(14,013)	—	(14,013)
Fair value	$1,511,694	$939,550	$2,451,244

Effective September 30, 2008, Farmer Mac transferred $518.6 million of its Farmer Mac Guaranteed Securities classified as held-to-maturity to available-for-sale.  This transfer resulted in the recognition of unrealized gains of $2.3 million and unrealized losses of $1.4 million.  This change in classification and the resulting recognition of unrealized gains and losses did not affect Farmer Mac’s regulatory core capital or Farmer Mac’s intent to hold such securities in loss positions until the earlier of recovery or maturity.  Farmer Mac transferred these assets since the Corporation was evaluating strategies to further strengthen its capital position, including for example, additional asset sales as well as offerings of common and preferred equity.  Farmer Mac does not currently classify any Farmer Mac Guaranteed Securities as held-to-maturity.  On January 25, 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac’s subsidiary, Farmer Mac II LLC.  Since then, all purchases of USDA-guaranteed portions under the Farmer Mac II program (other than purchases of guaranteed portions that back Farmer Mac II Guaranteed Securities to be sold to third parties) have been, and will continue to be, made by Farmer Mac’s subsidiary, Farmer Mac II LLC.  See Note 15 to the consolidated financial statements for more information.

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2009 and December 31, 2008, as applicable.  As of December 31, 2009, the unrealized losses presented above are related to Farmer Mac II Guaranteed Securities, which are USDA-guaranteed portions of loans backed by the full faith and credit of the United States.  As of December 31, 2008, the available-for-sale unrealized losses were on 9 individual securities.  One of the available-for-sale Farmer Mac I Guaranteed Securities in a loss position as of December 31, 2008 had been in a loss position for more than 12 months and had an unrealized loss that was less than one percent of the amortized security cost.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of December 31, 2009 and 2008.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During 2009, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities.  During 2008, Farmer Mac realized gross gains from the sale of securities from its available-for-sale Farmer Mac Guaranteed Securities portfolio of $1.5 million.  There were no realized gains or losses from the sale of Farmer Mac Guaranteed Securities during 2007.

As of December 31, 2009, of the total on-balance sheet Farmer Mac Guaranteed Securities, $2.1 billion are fixed rate or have floating rates that reset after one year.  As of December 31, 2008, of the total on-balance sheet Farmer Mac Guaranteed Securities, $1.7 billion are fixed rate or have floating rates that reset after one year.

The table below presents a sensitivity analysis of the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac Guaranteed Securities	$3,398,996	$2,451,244

Weighted-average remaining life (in years)	3.7	3.7

Weighted-average prepayment speed (annual rate)	3.8%	6.9%
Effect on fair value of a 10% adverse change	$(18)	$(620)
Effect on fair value of a 20% adverse change	$(36)	$(1,314)

Weighted-average discount rate	2.8%	4.6%
Effect on fair value of a 10% adverse change	$(22,081)	$(28,463)
Effect on fair value of a 20% adverse change	$(44,531)	$(58,385)

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

Farmer Mac securitizes three types of assets: agricultural real estate mortgage loans, USDA-guaranteed portions of loans and rural utilities loans.  Farmer Mac manages the credit risk of its securitized loans, both on- and off-balance sheet, together with its on-balance sheet loans and the loans underlying its off-balance sheet LTSPCs.  See Note 8 for more information regarding this credit risk.

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

Outstanding Balance of Farmer Mac Loans and Loans Underlying Farmer Mac Guaranteed Securities and LTSPCs
	As of December 31,
	2009	2008
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$733,422	$781,305
Guaranteed Securities	5,307	282,185
AgVantage	48,800	53,300
Farmer Mac II:
Guaranteed Securities	1,164,996	1,013,330
Rural Utilities:
Loans	28,644	—
Guaranteed Securities	2,087,948	1,054,941
Total on-balance sheet	$4,069,117	$3,185,061

Off-balance sheet:
Farmer Mac I:
Guaranteed Securities	$1,492,239	$1,697,983
AgVantage	2,945,000	2,945,000
LTSPCs	2,165,706	2,224,181
Farmer Mac II:
Guaranteed Securities	34,802	30,095
Rural Utilities:	14,240	—
Total off-balance sheet	$6,651,987	$6,897,259
Total	$10,721,104	$10,082,320

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Considering Farmer Mac’s low loan-to-value ratios in its portfolio, Farmer Mac believes that it is probable at the acquisition of these loans that it will be able to collect all contractually required payments receivable.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.

The following tables present information related to Farmer Mac’s acquisition of defaulted loans for the years ended December 31, 2009, 2008 and 2007 and the outstanding balances and carrying amounts of all such loans as of December 31, 2009 and 2008, respectively.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Fair value at acquisition date	$21,269	$58,279	$3,911
Contractually required payments receivable	21,278	63,673	4,065
Impairment recognized subsequent to acquisition	8,492	5,200	—

	As of December 31,
	2009	2008
	(in thousands)

Outstanding balance	$50,409	$91,942
Carrying amount	29,994	69,308

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities or Farmer Mac II Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of December 31, 2009, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of December 31, 2009, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions collateralizing Farmer Mac II Guaranteed Securities are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of December 31, 2009, Farmer Mac has not experienced any credit losses on any Farmer Mac II Guaranteed Securities.

	90-Day
	Delinquencies (1)		Net Credit Losses
	As of December 31,		For the Year Ended December 31,
	2009	2008	2009	2008	2007
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$35,470	$65,060	$7,490	$5,292	$39
Guaranteed Securities	—	—	—	—	—
Total on-balance sheet	$35,470	$65,060	$7,490	$5,292	$39

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$14,056	$2,060	$—	$—	$—
Guaranteed Securities	—	—	—	—	—
Total off-balance sheet	$14,056	$2,060	$—	$—	$—

Total	$49,526	$67,120	$7,490	$5,292	$39

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Because Farmer Mac may, in its sole discretion, purchase loans in Farmer Mac Guaranteed Securities that are 90 days delinquent, Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Considering Farmer Mac’s low loan-to-value ratios in its portfolio, Farmer Mac believes that it is probable at the acquisition of these loans that it will be able to collect all contractually required payments receivable.  As a result, of the $35.5 million and $65.1 million of loans reported as 90 days delinquent as of December 31, 2009 and 2008, respectively, $7.5 million and $5.2 million are loans subject to these “removal-of-account” provisions.

6.	FINANCIAL DERIVATIVES

Farmer Mac is required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as prescribed by FASB guidance.  Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Principally, Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term mortgage and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and also to derive an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  During third quarter 2008, Farmer Mac, for the first time, purchased pay-fixed swaptions, which provide the option of entering into pay-fixed interest rate swaps, as part of its overall strategy in managing interest rate risk.  Those swaptions were either terminated or expired unexercised during the third and fourth quarters of 2008.  During fourth quarter 2009, Farmer Mac entered into credit default swaps for the first time.  Farmer Mac entered into these swaps to mitigate the credit exposure related to its investment in corporate debt issued by HSBC Finance.  Changes in the fair value of the credit default swaps will be recorded in earnings; however, only additional credit losses related to the HSBC Finance corporate debt will be recorded in earnings since management no longer intends to sell these securities.  See Note 4 for more information related to Farmer Mac’s investment in HSBC Finance corporate debt securities.

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on the debt of other GSEs, futures contracts involving U.S. Treasury securities and interest rate swaps. Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and Farmer Mac Guaranteed Securities. The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument. Gains or losses generated by these hedge transactions should offset any changes in funding costs or Farmer Mac Guaranteed Securities sale prices that occur during the hedge period.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain. Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts. Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements. Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty. Farmer Mac’s exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements. As of December 31, 2009 and 2008, Farmer Mac’s credit exposure to interest rate swap counterparties, excluding netting arrangements, was $22.0 million and $32.7 million, respectively; however, including netting arrangements, Farmer Mac’s credit exposure was $6.5 million and $8.0 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Interest Rate Risk:

Farmer Mac uses financial derivatives to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities. The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts. Farmer Mac uses interest-rate swaps to assume fixed rate interest payments in exchange for floating rate interest payments and vice versa. Depending on the hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term floating rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities. The net payments on these agreements are recorded as gains and losses on financial derivatives in the consolidated statements of operations.

Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. As of December 31, 2009 and 2008, the net fair value of financial derivatives totaled $(92.3) million and $(154.1) million, respectively. The maximum term over which Farmer Mac is currently managing its exposure for forecasted transactions is 15 years. Gains/(losses) on financial derivatives totaled $21.3 million, $(130.4) million and $(39.9) million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following tables summarize information related to Farmer Mac’s financial derivatives as of December 31, 2009 and 2008:

	December 31, 2009
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$65,686	$—	$(1,725)	5.70%	0.27%		7.78
Pay fixed non-callable	1,236,156	5	(99,913)	4.95%	0.26%		4.62
Receive fixed callable	300,000	236	—	0.09%	0.54%		0.76
Receive fixed non-callable	2,262,714	14,298	(2,815)	0.41%	1.80%		2.25
Basis swaps	262,177	294	(3,673)	1.63%	0.61%		2.39
Credit default swaps	30,000	—	(214)	1.00%	0.00%		2.14
Agency forwards	75,511	453	—			101.22
Treasury futures	20,500	3	—			115.47
Credit valuation adjustment	—	(249)	973
Total financial derivatives	$4,252,744	$15,040	$(107,367)

	December 31, 2008
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in Years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$208,958	$—	$(6,646)	5.51%	3.23%		7.66
Pay fixed non-callable	1,311,218	—	(169,040)	5.21%	3.05%		5.33
Receive fixed callable	606,500	1,727	(65)	2.91%	3.20%		1.28
Receive fixed non-callable	1,347,069	25,269	(94)	2.23%	2.28%		1.43
Basis swaps	206,863	45	(3,734)	3.84%	3.28%		4.31
Agency forwards	74,998	—	(1,604)			105.85
Treasury futures	2,500	28	—			126.88
Total financial derivatives	$3,758,106	$27,069	$(181,183)

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level. If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts. As of December 31, 2009, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $110.5 million. As of December 31, 2009, Farmer Mac posted assets with a fair value of $30.2 million as collateral for its derivatives in net liability positions. If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2009, it could have been required to settle its obligations under the agreements or post additional collateral of $80.3 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Gains/(Losses) on Financial Derivatives
	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Interest rate swaps	$24,377	$(127,251)	$(38,343)
Agency forwards	(2,359)	(2,132)	(958)
Treasury futures	(71)	(647)	(72)
Pay-fixed swaptions	—	50	—
Credit default swaps	(416)	—	—
Subtotal	21,531	(129,980)	(39,373)
Amortization of derivatives transition adjustment	(234)	(423)	(574)
Total	$21,297	$(130,403)	$(39,947)

As of December 31, 2009 and 2008, Farmer Mac had approximately $0.1 million and $0.2 million, respectively, of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive income/(loss) related to the financial derivatives transition adjustment. These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date. Over the next 12 months, Farmer Mac estimates that $0.1 million of the amount currently reported in accumulated other comprehensive income/(loss) will be reclassified into earnings.

As of December 31, 2009, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $105.2 million and a fair value of $(3.7) million, compared to $131.9 million and $(3.7) million, respectively as of December 31, 2008. Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR. Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases. The pricing of discount notes is closely correlated to LIBOR rates. Accordingly, Farmer Mac recorded unrealized gains/(losses) on those outstanding basis swaps of $0.1 million, $(2.6) million and $(3.9) million for 2009, 2008 and 2007, respectively. See Note 3 for additional information on these related party transactions.

7.   NOTES PAYABLE

Farmer Mac’s borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation. Discount notes generally have original maturities of one year or less, whereas medium-term notes generally have maturities of six months to 15 years.

The following table sets forth information related to Farmer Mac’s borrowings as of December 31, 2009 and 2008:

	December 31, 2009
			Average
	Outstanding as of		Outstanding During
	December 31,		the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,300,352	0.23%	$1,981,495	0.60%
Medium-term notes	1,186,965	0.61%	1,122,704	1.09%
Current portion of long-term notes	175,581	2.77%
	$3,662,898	0.47%

Due after one year:
Medium-term notes due in:
2011	$92,181	4.31%
2012	547,591	2.08%
2013	79,841	3.55%
2014	1,069,429	3.66%
Thereafter	119,671	4.77%
	1,908,713	3.30%
Total	$5,571,611	1.44%

	December 31, 2008
			Average
	Outstanding as of		Outstanding During
	December 31,		the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,123,672	1.48%	$3,113,791	2.49%
Medium-term notes	963,498	2.14%	617,260	3.33%
Current portion of long-term notes	669,929	3.66%
	$3,757,099	2.04%

Due after one year:
Medium-term notes due in:
2010	$185,569	3.34%
2011	87,166	4.87%
2012	135,965	4.45%
2013	301,396	3.99%
Thereafter	177,903	6.62%
	887,999	4.54%
Total	$4,645,098	2.52%

The maximum amount of Farmer Mac’s discount notes outstanding at any month end during each of the years ended December 31, 2009 and 2008 was $2.6 billion and $3.5 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date, the amounts and costs for Farmer Mac debt callable in 2010 as of December 31, 2009.

Debt Callable in 2010 as of
December 31, 2009
Maturity	Amount	Rate
(dollars in thousands)
2010	$150,000	0.65%
2011	—	0.00%
2012	17,000	2.16%
2013	—	0.00%
2014	86,000	3.31%
Thereafter	62,000	4.87%
	$315,000	2.29%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2009, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

	Earliest Interest Rate Reset Date
	of Borrowings Outstanding
		Weighted-
		Average
	Amount	Rate
	(dollars in thousands)
Debt with interest rate resets in:
2010	$3,827,549	1.38%
2011	92,181	4.31%
2012	530,615	2.08%
2013	79,841	3.55%
2014	983,587	3.69%
Thereafter	57,838	4.67%
Total	$5,571,611	1.97%

During 2009 and 2008, Farmer Mac called $1.0 billion and $886.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac’s statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury, if necessary, to fulfill its obligations under any guarantee. The debt would bear interest at a rate determined by the U.S. Treasury based on the then current cost of funds to the United States. The charter requires the debt to be repaid within a reasonable time. As of December 31, 2009, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.

Gains and Losses on the Repurchase of Outstanding Debt

Farmer Mac did not repurchase any of its outstanding debt in 2009 or 2007. During 2008, Farmer Mac recognized $0.9 million of net gains on the repurchase of $120.0 million of outstanding Farmer Mac debt. All of the repurchases were from outstanding Farmer Mac fixed rate debt that had been previously swapped to become floating rate debt. Upon the repurchase of those debt securities, the interest rate swaps were cancelled and the debt was replaced with new funding to match the duration of related floating rate assets.

8.   ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities in accordance with FASB guidance on accounting for contingencies and on measuring individual impairment of a loan. As of December 31, 2009, Farmer Mac recorded specific allowances for losses of $0.6 million. As of December 31, 2008, Farmer Mac recorded specific allowances for losses of $8.6 million. No allowance for losses has been provided for AgVantage securities or for Farmer Mac II Guaranteed Securities as of December 31, 2009 or 2008. See Note 2(c), Note 2(e), Note 2(j), Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities. Farmer Mac’s allowance for losses is presented in two components on its consolidated balance sheet:

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

The following is a summary of the changes in the allowance for losses for each year in the five-year period ended December 31, 2009:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2005	$4,395	$—	$12,706	$17,101

Provision/(recovery) for losses	(3,335)	206	(859)	(3,988)
Charge-offs	(105)	(206)	—	(311)
Recoveries	640	—	—	640
Change in accounting estimate	3,281	—	(8,070)	(4,789)
Balance as of December 31, 2005	$4,876	$—	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	—	(1,055)
Recoveries	365	—	—	365
Balance as of December 31, 2006	$1,945	$—	$2,610	$4,555

Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(60)	(100)	(386)	(546)
Recoveries	20	—	—	20
Balance as of December 31, 2007	$1,690	$—	$2,197	$3,887

Provision/(recovery) for losses	14,531	—	3,309	17,840
Charge-offs	(5,308)	—	—	(5,308)
Recoveries	16	—	—	16
Balance as of December 31, 2008	$10,929	$—	$5,506	$16,435

Provision/(recovery) for losses	2,853	—	2,389	5,242
Charge-offs	(8,491)	—	—	(8,491)
Recoveries	1,001	—	—	1,001
Balance as of December 31, 2009	$6,292	$—	$7,895	$14,187

All loans that Farmer Mac purchases, issues guarantees with respect to, or commits to purchase under an LTSPC in the Farmer Mac I or Rural Utilities programs are underwritten in conformance with Farmer Mac’s credit underwriting and collateral valuation standards.

During 2009, Farmer Mac added $5.2 million to the allowance for losses, charged off $8.5 million and recovered $1.0 million. During 2008, Farmer Mac added $17.8 million to the allowance for losses, charged off $5.3 million and recovered $16,000. The increase in the allowance for losses beginning in 2008 was largely attributable to Farmer Mac’s exposures to the ethanol industry. During fourth quarter 2008, VeraSun Energy Corporation and its subsidiaries filed for Chapter 11 bankruptcy. VeraSun’s subsidiaries operated four ethanol plants that, as of December 31, 2008, secured $41.2 million of outstanding loan participations in Farmer Mac’s portfolio. Farmer Mac recorded a specific allowance of $8.6 million during fourth quarter 2008, which reduced the carrying value on these loans to $32.6 million. Farmer Mac presented the outstanding loans participations and specific allowance as “Loans held for investment” and “Allowance for loan losses”, respectively, on the consolidated balance sheets as of December 31, 2008.

As of March 31, 2009, Farmer Mac’s outstanding loan participations secured by these ethanol plants totaled $43.9 million and the specific allowance was $12.1 million, which brought the net carrying value to $31.8 million.

In second quarter 2009, the lending groups that included Farmer Mac formed limited liability companies through which the lending groups acquired the four ethanol plants as part of the VeraSun bankruptcy proceedings, with the lender credit bid prevailing at the bankruptcy auction. Farmer Mac, as a member of each of the four lender groups, sold three of the four ethanol plants during third quarter 2009 and completed the sale of the fourth plant in fourth quarter 2009. Although the terms of sale and the participants in the lending group vary among each of the four ethanol plants, in each case the lending group provided a significant portion of the financing to the purchasers.

As of the date of the acquisition of the properties, Farmer Mac presented its ownership interest in the ethanol plants as “Real estate owned” on the consolidated balance sheets and recorded its investment at the estimated net realizable value of $41.0 million, which was the estimated fair value of the ethanol plants less anticipated selling costs. Farmer Mac considered many factors in determining its best estimate of fair value, including sales price and financing terms, collectability of the sales price, credit standing and risk of loss of the purchaser, operating capacity of the plants and adequacy of cash flow projections, and an independent third-party appraisal. Due to the distressed nature of the bankruptcy auction, Farmer Mac ultimately concluded that the sales prices negotiated in third quarter 2009 were the best evidence of the fair values of the REO properties as of the date of acquisition. Those fair values resulted in charge-offs of $5.7 million and the release of the remaining $6.3 million of the specific allowance outstanding as of March 31, 2009.

As of December 31, 2009, Farmer Mac presented its outstanding loans resulting from the sale of the four ethanol plants as “Loans held for investment” on the consolidated balance sheets and recorded its investment at $40.2 million, which includes $43.4 million of unpaid principal loan balances, net of a $3.2 million deferred gain resulting from the sale of the four REO properties. Because the lender groups provided a significant portion of the financing, with little or no initial net investment from the purchasers, Farmer Mac did not recognize a gain upon the sale of the REO properties. These gains will be recognized over time as the purchasers make principal payments on the loans.

The following table presents Farmer Mac’s reserve for losses for Farmer Mac I Guaranteed Securities, Farmer Mac Guaranteed Securities - Rural Utilities and LTSPCs as of December 31, 2009 and 2008.

Reserve for Losses on LTSPCs,
Farmer Mac I and Rural Utilities Guaranteed Securities
	As of December 31,
	2009	2008
	(in thousands)
On-balance sheet Farmer Mac I Guaranteed Securities	$—	$869
Off-balance sheet Farmer Mac I Guaranteed Securities	2,033	535
LTSPCs	5,862	4,102
Farmer Mac Guaranteed Securities - Rural Utilities	—	—
Total reserve for losses	$7,895	$5,506

When certain criteria are met, such as the default of the borrower, Farmer Mac may, in its sole discretion, repurchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase those underlying an LTSPC. Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans. Considering Farmer Mac’s low loan-to-value ratios in its portfolio, Farmer Mac believes that it is probable at the acquisition of these loans that it will be able to collect all contractually required payments receivable.

Farmer Mac recognized interest income of approximately $2.6 million, $3.5 million and $3.8 million on impaired loans during the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, Farmer Mac’s average investment in impaired loans was $140.5 million, $63.6 million and $45.2 million, respectively.

	As of December 31,
	2009			2008
		Specific	Net		Specific	Net
	Balance	Allowance	Balance	Balance	Allowance	Balance
	(in thousands)
Impaired loans:
Specific allowance for losses	$2,489	$(550)	$1,939	$41,239	$(8,600)	$32,639
No specific allowance for losses	98,721	—	98,721	78,348	—	78,348
Total	$101,210	$(550)	$100,660	$119,587	$(8,600)	$110,987

In accordance with the terms of all applicable trust agreements, Farmer Mac generally acquires all loans that collateralize Farmer Mac Guarantee Securities that become and remain either 90 or 120 days (depending on the provisions of the applicable agreement) or more past due on the next subsequent loan payment date. In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are 120 days delinquent upon the request of the counterparty. During 2009, Farmer Mac purchased 24 defaulted loans having a principal balance of $21.3 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs. During 2008, Farmer Mac purchased 19 defaulted loans having a principal balance of $58.3 million from pools underlying Farmer Mac Guaranteed Securities and LTSPCs.

The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	$1,157	$647	$1,562
Defaulted loans underlying on-balance sheet Farmer Mac I
Guaranteed Securities transferred to loans	2,216	1,072	1,316
Defaulted loans purchased underlying LTSPCs	17,896	56,560	1,033

Total	$21,269	$58,279	$3,911

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(in thousands)
By geographic region (1):
Northwest	$642,086	$793,433
Southwest	1,722,181	1,928,669
Mid-North	979,714	1,065,590
Mid-South	537,682	609,378
Northeast	346,176	377,079
Southeast	168,803	209,814
Total	$4,396,642	$4,983,963

By commodity/collateral type:
Crops	$1,694,235	$2,011,475
Permanent plantings	853,554	959,636
Livestock	1,218,614	1,336,004
Part-time farm/rural housing	325,666	347,629
Ag storage and processing
(including ethanol facilities)	276,848	294,273
Other	27,725	34,946
Total	$4,396,642	$4,983,963

By original loan-to-value ratio:
0.00% to 40.00%	$1,092,520	$1,244,700
40.01% to 50.00%	755,698	885,173
50.01% to 60.00%	1,218,330	1,387,808
60.01% to 70.00%	1,108,683	1,260,322
70.01% to 80.00%	172,503	189,542
80.01% to 90.00%	48,908	16,418
Total	$4,396,642	$4,983,963

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

•	Class B voting common stock, which may be held only by institutions of the FCS. There are no restrictions on the maximum holdings of Class B voting common stock; and
•	Class C non-voting common stock, which has no ownership restrictions.

From fourth quarter 2004 through fourth quarter 2008, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock. Throughout 2009, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation’s common stock. On February 4, 2010, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on March 31, 2010. Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Farmer Mac made no common stock repurchases during 2009. During 2008 and 2007, Farmer Mac repurchased 31,691 shares and 1,086,541 shares, respectively, of its Class C non-voting common stock at average prices of $26.13 and $26.61 per share, respectively. These repurchases reduced the Corporation’s stockholders’ equity by approximately $0.8 million and $29.0 million, respectively. The aggregate number of shares purchased by Farmer Mac under its stock repurchase program reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.

All of the repurchased shares under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Preferred Stock

Farmer Mac has had three series of preferred stock outstanding. The first, Series A, was permanent equity, was a component of Stockholders’ Equity on the consolidated balance sheets, and was repurchased and retired on December 15, 2008, such that none was outstanding on December 31, 2009 or 2008. The second, newly issued on September 30, 2008 and on December 15, 2008, Series B, is temporary equity and is reported as Mezzanine Equity on the consolidated balance sheets. This preferred stock is temporary equity because it contains redemption features that, although remote, are not solely within the control of Farmer Mac. The third, newly issued during fourth quarter 2008, Series C, is a component of Stockholders’ Equity on the consolidated balance sheets. Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements. All series of Farmer Mac’s preferred stock are included as components of core capital for regulatory and statutory capital compliance measurements.

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

On January 25, 2010, Farmer Mac used part of the proceeds from the sale of $250.0 million of Farmer Mac II LLC’s preferred stock to repurchase and retire all $150.0 million of the outstanding Series B Preferred Stock. Prior to that time, the Series B Preferred Stock ranked senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and Series C Preferred Stock with respect to dividends, distributions upon a change in control, liquidation, and dissolution or winding up of Farmer Mac. Each series of Series B Preferred Stock ranked pari passu with the others. See Note 15 for more information on the subsidiary’s preferred stock issuance.

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

On January 25, 2010, Farmer Mac used part of the proceeds from the sale of $250.0 million of a subsidiary’s preferred stock to repurchase and retire all $150.0 million of the outstanding Series B Preferred Stock. See Note 15 to the consolidated financial statements for more information.

Series C Preferred Stock

In fourth quarter 2008, Farmer Mac began to require its business partners to purchase an equity interest in Farmer Mac in the form of shares of Farmer Mac’s Series C Non-Voting Cumulative Preferred Stock (“Series C Preferred Stock”) in connection with transactions involving pools of loans in excess of $20.0 million. The amount of the required investment was equal to 1.25 percent greater than the Corporation’s required statutory minimum capital for the pool of loans being accepted by Farmer Mac. The requirement was instituted to ensure that Farmer Mac had adequate capital to support new business in fulfilling its mission, In December 2009, Farmer Mac eliminated the requirement to purchase Series C Preferred Stock in connection with new business.

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

Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series C Preferred Stock at a price equal to the then-applicable Liquidation Preference beginning on the first anniversary of the applicable issue date and on each subsequent dividend payment date. Farmer Mac’s redemption right with respect to Series C Preferred Stock is subject to receipt of the prior written approval of FCA, if required.

During 2009 and 2008, Farmer Mac sold 48,378 shares and 9,200 shares, respectively, of its newly issued Series C Preferred Stock to National Rural. Farmer Mac sold these shares without registration under the Securities Act of 1933, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $48.4 million and $9.2 million, or $1,000 per share, respectively. Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding as of December 31, 2009.

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

At the June 5, 2008 Annual Meeting of Stockholders, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees. SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year. If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after 10 years and those granted to directors expire after 7 years. For all SARs granted, the exercise price is equal to the closing price of the Class C non-voting common stock on the date of grant. SARs granted during 2009 have exercise prices ranging from $5.93 to $7.78 and SARS granted during 2008 have exercise prices ranging from $7.35 to $28.94 per share. During 2009, restricted stock awards were issued to directors with a vesting period of one year and restricted stock awards were issued to officers vesting in three years provided certain performance targets are met.

The following tables summarize stock options, SARs and non-vested restricted stock activity for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009		2008		2007
	Stock	Weighted-	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average	Options	Average
	and	Exercise	and	Exercise	and	Exercise
	SARs	Price	SARs	Price	SARs	Price
Outstanding, beginning of year	2,237,711	$25.54	2,218,199	$25.48	2,145,705	$23.83
Granted	210,000	6.33	429,770	24.41	486,427	29.48
Exercised	—	—	(264,297)	21.43	(377,596)	21.14
Canceled	(648,246)	27.27	(145,961)	28.86	(36,337)	26.62
Outstanding, end of year	1,799,465	$22.68	2,237,711	$25.54	2,218,199	$25.48

Options and SARs exercisable at end of year	1,398,262	$25.17	1,490,150	$25.25	1,360,222	$24.46

	For the Year Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Restricted	Grant-date	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Outstanding, beginning of year	—	$—	—	$—	—	$—
Granted	200,548	5.93	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, end of year	200,548	$5.93	—	$—	—	$—

The cancellations of stock options or SARs during 2009, 2008 and 2007 were due either to unvested awards terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac, by voluntary forfeiture, or vested awards terminating unexercised on their expiration date. Of the 648,246 awards canceled in 2009, 614,746 were a result of employee or directors departures from Farmer Mac and 33,500 were a result of awards terminating unexercised on their expiration date.

There were no exercises of stock options during 2009. Farmer Mac received $5.7 million and $8.0 million from the exercise of stock options during 2008 and 2007, respectively. During 2008 and 2007, the reduction of income tax payable as a result of the deduction for the exercise of stock options was $0.9 million and $0.7 million, respectively. In total, the additional paid-in capital received from the exercise of stock options was $5.9 million and $7.4 million for 2008 and 2007, respectively.

During 2009, Farmer Mac recorded a reduction to additional paid-in capital of $1.2 million as vested stock options expired unexercised. There were no such reductions in 2008 or 2007.

During the year ended December 31, 2009, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac cash settled an aggregate of 9,566 of share-based payments for $41,000 to five directors who elected to receive such stock in lieu of their cash retainers. During the similar period ended December 31, 2008, Farmer Mac settled 5,166 of share-based payments for $70,000 to the seven directors who elected to receive such stock in lieu of their cash retainers. During the similar period ended December 31, 2007, Farmer Mac settled 1,720 of share-based payments for $52,000 to the nine directors who elected to receive such stock in lieu of their cash retainers.

The following tables summarize information regarding stock options, SARs and non-vested restricted stock outstanding as of December 31, 2009:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	300,000	9.3 years	30,000	8.8 years	252,000	9.3 years
10.00 - 14.99	—	—	—	—	—	—
15.00 - 19.99	81,722	4.2 years	81,722	4.2 years	81,722	4.2 years
20.00 - 24.99	550,588	4.3 years	550,588	4.3 years	550,588	4.3 years
25.00 - 29.99	653,487	4.8 years	530,288	4.3 years	641,680	4.8 years
30.00 - 34.99	213,668	2.1 years	205,664	1.9 years	211,267	2.1 years
	1,799,465		1,398,262		1,737,257

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Non-vested	Remaining	Non-vested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.93	200,548	1.1 years	180,493	1.1 years

The weighted average exercise price of the 1,737,257 options or SARs vested or expected to vest as of December 31, 2009 was $23.05.

As of December 31, 2009, the intrinsic value of options, SARs and non-vested restricted stock outstanding, exercisable and vested and expected to vest was $1.4 million. During 2008 and 2007, the total intrinsic value of options exercised was $2.6 million, $3.8 million, respectively. As of December 31, 2009, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options, SARS and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.4 years.

The weighted-average grant date fair values of options, SARs and restricted stock awards granted in 2009, 2008 and 2007 were $5.11, $9.71 and $11.24, respectively. Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $2.7 million, $2.8 million and $3.7 million during 2009, 2008 and 2007, respectively. The fair values of stock options and SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

	For the Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.6%	2.4%	4.8%
Expected years until exercise	7 years	6 years	6 years
Expected stock volatility	103.6%	52.2%	36.0%
Dividend yield	3.2%	2.2%	1.4%

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

Since restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value. Restricted stock awards also accrue dividends which are paid at vesting. The grant date fair value of the restricted stock awarded in 2009 was $5.93, which was the price of the stock on the date granted.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:

•
Statutory minimum capital requirement – Farmer Mac’s statutory minimum capital level is an amount of core capital (stockholders’ equity less accumulated other comprehensive (loss)/income plus mezzanine equity) equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

o	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;
o	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and
o	other off-balance sheet obligations of Farmer Mac.
•	Statutory critical capital requirement – Farmer Mac’s critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.
•	Risk-based capital requirement – Farmer Mac’s charter directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.

Farmer Mac is required to comply with the higher of the minimum capital requirement or the risk-based capital requirement.

As of December 31, 2009, Farmer Mac’s minimum and critical capital requirements were $217.0 million and $108.5 million, respectively, and its actual core capital level was $337.2 million, which was $120.2 million above the minimum capital requirement and $228.7 million above the critical capital requirement as of that date. As of December 31, 2008, Farmer Mac’s minimum and critical capital requirements were $193.5 million and $96.7 million, respectively, and its actual core capital level was $207.0 million, which was $13.5 million above the minimum capital requirement and $110.2 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2009 was $35.9 million, and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $351.3 million exceeded that amount by approximately $315.4 million.

10.  INCOME TAXES

The components of the provision for federal income taxes for the years ended December 31, 2009, 2008 and 2007 were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current	$16,902	$17,514	$17,007
Deferred:
Allowances for losses	787	(4,392)	234
Financial derivatives	20,588	(33,251)	(14,839)
Securities classified as trading	15,146	(3,724)	—
Stock option expense	(953)	(966)	(1,288)
Premium amortization	(896)	(900)	(1,286)
Other	943	2,855	89
Total deferred	35,615	(40,378)	(17,090)
Income tax expense/(benefit)	$52,517	$(22,864)	$(83)

A reconciliation of tax at the statutory federal tax rate to the income tax provision for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Tax expense/(benefit) at statutory rate	$53,241	$(60,630)	$2,302
Effect of non-taxable dividend income	(1,934)	(2,337)	(2,584)
Deferred tax asset valuation allowance for capital losses on investment securities	1,120	39,989	—
Other	90	114	199

Income tax expense/(benefit)	$52,517	$(22,864)	$(83)

Statutory tax rate	35.0%	35.0%	35.0%
Effective tax rate	34.5%	-13.2%	-1.3%

The components of the deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:
	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$34,192	$54,780
Allowance for losses	4,965	5,752
Unrealized losses on available-for-sale securities	—	25,423
Stock-based compensation	2,438	2,693
Other-than-temporary impairment on investments	37,408	37,184
(Valuation allowance)	(36,788)	(36,563)
Amortization of premiums on investments	4,322	3,426
(Valuation allowance)	(4,322)	(3,426)
Other	1,780	1,441
Total deferred tax assets	43,995	90,710

Deferred tax liability:
Gains on assets classified as trading	17,941	2,796
Unrealized gains on available-for-sale securities	1,777	—
Other	131	121
Total deferred tax liability	19,849	2,917
Net deferred tax asset	$24,146	$87,793

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized. Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character. After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $41.1 million and $40.0 million as of December 31, 2009 and 2008, respectively, which was attributable to non-deductible capital losses on investment securities. Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized.

In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back, carry forward period available under the tax law and its determination that a significant portion of the cumulative pre-tax losses for the three year period ended December 31, 2009 was the result of the recognition of financial derivatives at fair value which did not result in a net operating loss for tax purposes.

On January 1, 2007, Farmer Mac adopted FASB guidance on uncertain tax positions and recorded a $1.5 million liability for such positions with a corresponding $1.5 million increase in deferred tax assets. As of December 31, 2009 and 2008, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were $1.4 million and $0.9 million, respectively.

The following table presents the changes in unrecognized tax benefits for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Beginning balance	$934	$851	$1,474
Increases based on tax positions related to current year	458	126	(441)
Reductions for tax positions of prior years	—	(43)	(182)
Ending balance	$1,392	$934	$851

The resolution of the unrecognized tax benefits presented above would represent temporary differences between Farmer Mac’s net income and taxable income and, therefore, would not result in a change to the Corporation’s effective tax rate. As of December 31, 2009 and 2008, accrued interest payable related to unrecognized tax benefits was immaterial and no tax penalty was recorded. It is reasonably possible that changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. Tax years 2006 through 2009 remain subject to examination.

11. EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee’s gross salary or the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) ($245,000 for 2009, $230,000 for 2008 and $225,000 for 2007), plus 5.7 percent of the difference between: (1) the lesser of the gross salary or the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately three years. Expense for this plan for the years ended December 31, 2009, 2008 and 2007 was $0.8 million, $0.7 million and $0.7 million, respectively.

12.	OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved agricultural and rural residential mortgage lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through the Farmer Mac I program, the Farmer Mac II program or the Rural Utilities program, and (2) LTSPCs, which are available through the Farmer Mac I program or Rural Utilities program. Both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. Farmer Mac accounts for these transactions and other financial guarantees in accordance with FASB guidance on accounting for guarantees. Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage loans.

The contractual terms of Farmer Mac’s guarantees range from less than 1 year to 30 years. However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans. Farmer Mac’s maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans. Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets. Farmer Mac’s maximum potential exposure was $6.2 billion and $6.4 billion as of December 31, 2009 and 2008, respectively. Farmer Mac’s maximum potential exposure for guarantees issued prior to January 1, 2003, which are not recorded on the consolidated balance sheets, was $377.2 million and $469.4 million as of December 31, 2009 and 2008, respectively. The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience. In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral. For information on Farmer Mac’s methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8. The following table presents changes in Farmer Mac’s guarantee and commitment obligation in the consolidated balance sheets for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Beginning balance, January 1	$54,954	$52,130	$35,359

Additions to the guarantee and commitment obligation (1)	3,168	8,512	24,117

Amortization of the guarantee and commitment obligation	(9,596)	(5,688)	(7,346)

Ending balance, December 31	$48,526	$54,954	$52,130

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2009 and 2008, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	As of December 31,
	2009	2008
	(in thousands)
Farmer Mac I Guaranteed Securities	$1,492,239	$1,697,983
AgVantage	2,945,000	2,945,000
Farmer Mac II Guaranteed Securities	34,802	30,095
Rural Utilities	14,240	—
Total off-balance sheet Farmer Mac Guaranteed Securities	$4,486,281	$4,673,078

If Farmer Mac repurchases a loan that is collateral for a Farmer Mac Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan, and in the event of a default, would have access to the underlying collateral. Farmer Mac typically recovers its investment in the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans.

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

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Proceeds from new securitizations	$28,736	$98,843	$1,324
Guarantee fees received	12,206	12,134	11,647
Purchases of assets from the trusts	1,157	647	1,562
Servicing advances	20	9	31
Repayments of servicing advances	29	2	39

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets. This liability approximated $33.9 million as of December 31, 2009 and $37.1 million as of December 31, 2008. As of December 31, 2009 and 2008, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.3 years and 13.9 years, respectively. As of December 31, 2009 and 2008, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 3.4 years and 4.4 years, respectively. For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 2(j) and Note 8.

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

As of December 31, 2009 and 2008, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion and $2.2 billion, respectively.

In the event of loan default, Farmer Mac would have the right to enforce the terms of the loans including the right to foreclose upon the collateral underlying such loans. Farmer Mac believes that it will typically recover its investment in the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral.

As of December 31, 2009 and 2008, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.9 years and 15.3 years, respectively. For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet. This liability approximated $14.7 million as of December 31, 2009 and $17.9 million as of December 31, 2008. For information on Farmer Mac’s methodology for determining the reserve for losses for LTSPCs, see Note 2(j) and Note 8.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2009 and 2008, commitments to purchase Farmer Mac I and II loans totaled $33.2 million and $26.7 million, respectively, all of which were mandatory commitments. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either: (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio. There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2009 and 2008. Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government-sponsored enterprise debt, futures contracts involving U.S. Treasury securities and interest rate swaps. See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac’s office space for each of the years ended December 31, 2009, 2008 and 2007 was $0.7 million, $0.6 million and $0.7 million, respectively. The future minimum lease payments under Farmer Mac’s non-cancelable leases for its office space and other contractual obligations are as follows:

		Other
	Future Minimum	Contractual
	Lease Payments	Obligations
	(in thousands)

2010	$694	$629
2011	608	377
2012	15	245
2013	14	63
2014	7	—
Thereafter	—	—
Total	$1,338	$1,314

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

Legal Proceedings

On December 5, 2008, a lawsuit was filed in the United States District Court for the District of Columbia against Farmer Mac and certain of its present and former officers and directors on behalf of purchasers of the securities of the Corporation between March 15, 2007 and September 12, 2008. The lawsuit alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by all defendants and violations of Section 20(a) of the Exchange Act by the individual defendants in relation to statements and omissions concerning the financial condition of the Corporation alleged to be materially false or misleading. The complaint alleged that Farmer Mac made false and misleading statements that had the effect of artificially inflating the price of its securities during the period referenced above. The complaint also alleged that Farmer Mac failed to disclose material information relating to impairment costs and/or depreciation expenses and that Farmer Mac used overly optimistic assumptions with respect to asset valuations and investments, the size of Farmer Mac’s exposure to Lehman Brothers Holdings Inc. and Fannie Mae, and its performance relative to estimates of future performance. The December 5, 2008 complaint requested class certification, compensatory damages, and other remedies, but did not specify the amount of damages sought. On February 23, 2009, the Court appointed lead plaintiffs for the litigation. On February 26, 2010, the Court entered a stipulation of voluntary dismissal between the parties pursuant to which the lead plaintiffs voluntarily dismissed their case and agreed not to further pursue or assert any claims against the parties that were asserted, or could have been asserted, in the action or otherwise relate to the subject matter of the action.

13.  FAIR VALUE DISCLOSURES

Fair Value Measurement

Effective January 1, 2008, Farmer Mac adopted FASB guidance on fair value measurements which defines fair value, establishes a hierarchy for ranking fair value measurements, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

In determining fair value, Farmer Mac uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. When available, the fair value of Farmer Mac’s financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data. Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, Farmer Mac estimates the fair value using techniques that rely on alternate market data or internally developed models using significant inputs that are generally less readily observable. Market data includes prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates. If market data needed to estimate fair value is not available, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach. Even when market assumptions are not readily available, Farmer Mac’s assumptions reflect those that market participants would likely use in pricing the asset or liability at the measurement date.

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

Recurring Fair Value Measurements and Classification

Available-for-Sale and Trading Investment Securities

The fair value of investments in U.S. Treasuries is based on unadjusted quoted prices in active markets. Farmer Mac classifies these fair value measurements as level 1.

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

Farmer Mac’s derivative portfolio consists primarily of interest rate swaps, credit default swaps and forward sales contracts on the debt of other GSEs. Farmer Mac estimates the fair value of these financial instruments based upon the counterparty valuations. Farmer Mac internally values its derivative portfolio using a discounted cash flow valuation technique and obtains a secondary valuation for certain interest rate swaps to corroborate the counterparty valuations. Farmer Mac also regularly reviews the counterparty valuations as part of the collateral exchange process. Farmer Mac classifies these fair value measurements as level 2.

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

As of December 31, 2009, the consideration of credit risk, Farmer Mac’s and the counterparties’, resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $0.7 million. As of December 31, 2008, the consideration of credit risk, Farmer Mac’s or the counterparties’, did not result in a material adjustment to the valuations of Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets. Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. The fair values of these instruments are classified as level 3 measurements. As of December 31, 2009, Farmer Mac recorded an adjustment of $0.1 million to report loans held for sale at the lower of cost or fair value. As of December 31, 2008, Farmer Mac’s loans held for sale were reported at cost.

Real Estate Owned

Farmer Mac initially records REO properties at fair value less costs to sell and subsequently records them at the lower of carrying value or fair value less costs to sell. The fair value of REO is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. Farmer Mac classifies the REO fair values as level 3 measurements.

Fair Value Classification and Transfers

As of December 31, 2009, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $3.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 61 percent of total assets and 80 percent of financial instruments measured at fair value as of December 31, 2009. As of December 31, 2008, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $2.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3). These financial instruments measured as level 3 represented 55 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2008.

The following tables present information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2009 and 2008, respectively, and indicates the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$72,884	$72,884
Floating rate asset-backed securities	—	58,143	—	58,143
Floating rate corporate debt securities	—	245,605	—	245,605
Floating rate Government/GSE guaranteed mortgage-backed securities	—	404,221	—	404,221
Fixed rate GSE guaranteed mortgage-backed securities	—	6,537	—	6,537
Floating rate GSE subordinated debt	—	—	47,562	47,562
Fixed rate GSE preferred stock	—	—	89,211	89,211
Treasury bills	117,760	—	—	117,760
Total available-for-sale	117,760	714,506	209,657	1,041,923

Trading:
Floating rate asset-backed securities	—	—	1,824	1,824
Fixed rate GSE preferred stock	—	—	88,148	88,148
Total trading	—	—	89,972	89,972
Total investment securities	117,760	714,506	299,629	1,131,895

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	56,864	56,864
Farmer Mac II	—	—	764,792	764,792
Rural Utilities	—	—	1,703,211	1,703,211
Total available-for-sale	—	—	2,524,867	2,524,867

Trading:
Farmer Mac II	—	—	422,681	422,681
Rural Utilities	—	—	451,448	451,448
Total trading	—	—	874,129	874,129
Total Farmer Mac Guaranteed Securities	—	—	3,398,996	3,398,996

Financial Derivatives	3	15,037	—	15,040
Total Assets at fair value	$117,763	$729,543	$3,698,625	$4,545,931

Liabilities:
Financial Derivatives	$—	$103,714	$3,653	$107,367
Total Liabilities at fair value	$—	$103,714	$3,653	$107,367

Nonrecurring:
Assets:
Loans held for sale	$—	$—	$28,505	$28,505
Total Assets at fair value	$—	$—	$28,505	$28,505

Assets and Liabilities Measured at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$—	$—	$178,577	$178,577
Floating rate asset-backed securities	—	81,256	—	81,256
Floating rate corporate debt securities	—	419,065	—	419,065
Floating rate Government/GSE guaranteed mortgage-backed securities	—	335,665	—	335,665
Fixed rate GSE guaranteed mortgage-backed securities	—	7,563	—	7,563
Floating rate GSE subordinated debt	—	49,189	—	49,189
Floating rate GSE preferred stock	—	781	—	781
Total available-for-sale	—	893,519	178,577	1,072,096

Trading:
Floating rate asset-backed securities	—	—	2,211	2,211
Fixed rate GSE preferred stock	—	—	161,552	161,552
Total trading	—	—	163,763	163,763
Total investment securities	—	893,519	342,340	1,235,859

Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	349,292	349,292
Farmer Mac II	—	—	522,565	522,565
Rural Utilities	—	—	639,837	639,837
Total available-for-sale	—	—	1,511,694	1,511,694

Trading:
Farmer Mac II	—	—	496,863	496,863
Rural Utilities	—	—	442,687	442,687
Total trading	—	—	939,550	939,550
Total Farmer Mac Guaranteed Securities	—	—	2,451,244	2,451,244

Financial Derivatives	28	27,041	—	27,069
Total Assets at fair value	$28	$920,560	$2,793,584	$3,714,172

Liabilities:
Financial Derivatives	$—	$177,464	$3,719	$181,183
Total Liabilities at fair value	$—	$177,464	$3,719	$181,183

(1) Includes the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its ARC holdings.

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant level 3 inputs to determine fair value.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2009
		Purchases,	Realized and	Unrealized
		Sales,	Unrealized	Gains/(Losses)
		Issuances and	Gains/(Losses)	included in Other	Net
	Beginning	Settlements,	included in	Comprehensive	Transfers In	Ending
	Balance	net	Income	Income	and/or Out	Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$178,577	$(119,850)	$—	$14,157	$—	$72,884
Floating rate GSE subordinated debt	—	—	—	(1,570)	49,132	47,562
Fixed rate GSE preferred stock	—	(114)	—	(1,332)	90,657	89,211
Total available-for-sale investment securities	178,577	(119,964)	—	11,255	139,789	209,657
Trading:
Floating rate asset-backed securities(1)	2,211	(785)	398	—	—	1,824
Fixed rate GSE preferred stock(2)	161,552	(1,168)	18,421	—	(90,657)	88,148
Total trading investment securities	163,763	(1,953)	18,819	—	(90,657)	89,972
Total investment securities	342,340	(121,917)	18,819	11,255	49,132	299,629
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	349,292	(2,219)	—	(2,197)	(288,012)	56,864
Farmer Mac II	522,565	228,773	—	13,454	—	764,792
Rural Utilities	639,837	1,045,000	—	18,374	—	1,703,211
Total available-for-sale	1,511,694	1,271,554	—	29,631	(288,012)	2,524,867
Trading:
Farmer Mac II(3)	496,863	(77,881)	3,699	—	—	422,681
Rural Utilities(1)	442,687	(11,994)	20,755	—	—	451,448
Total trading	939,550	(89,875)	24,454	—	—	874,129
Total Farmer Mac Guaranteed Securities	2,451,244	1,181,679	24,454	29,631	(288,012)	3,398,996
Total Assets at fair value	$2,793,584	$1,059,762	$43,273	$40,886	$(238,880)	$3,698,625
Liabilities:
Financial Derivatives(4)	$(3,719)	$—	$66	$—	$—	$(3,653)
Total Liabilities at fair value	$(3,719)	$—	$66	$—	$—	$(3,653)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$—	$—	$(139)	$—	$28,644	$28,505
REO	—	(41,786)	—	—	41,786	—
Total Assets at fair value	$—	$(41,786)	$(139)	$—	$70,430	$28,505

(1)	Unrealized gains are attributable to assets still held as of December 31, 2009 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of approximately $8.3 million attributable to assets still held as of December 31, 2009 that are recorded in gains/(losses) on trading assets.
(3)	Includes unrealized gains of $1.4 million attributable to assets still held as of December 31, 2009 that are recorded in gains/(losses) on trading assets.
(4)	Unrealized gains are attributable to liabilities still held as of December 31, 2009 and are recorded in gains/(losses) on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2008
		Purchases,	Realized and	Unrealized
		Sales,	Unrealized	Gains/(Losses)
		Issuances and	Gains/(Losses)	included in Other	Net
	Beginning	Settlements,	included in	Comprehensive	Transfers In	Ending
	Balance	net	Income	Income	and/or Out	Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$—	$62,406	$—	$(15,373)	$131,544	$178,577
Floating rate corporate debt securities	—	400,000	—	(669)	(399,331)	—
Fixed rate corporate debt securities	500,138	—	—	2,951	(503,089)	—
Total available-for-sale securities	500,138	462,406	—	(13,091)	(770,876)	178,577
Trading:
Floating rate asset-backed securities(2)	8,179	(939)	(5,029)	—	—	2,211
Fixed rate mortgage-backed securities	415,813	29,367	13,846	—	(459,026)	—
Fixed rate GSE preferred stock(2)	—	(659)	(16,889)	—	179,100	161,552
Total trading	423,992	27,769	(8,072)	—	(279,926)	163,763
Total investment securities	924,130	490,175	(8,072)	(13,091)	(1,050,802)	342,340
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	(23,036)	—	8,378	24,992	349,292
Farmer Mac II	—	41,856	—	(12,869)	493,578	522,565
Rural Utilities	—	(270,000)	—	7,417	902,420	639,837
Total available-for-sale	338,958	(251,180)	—	2,926	1,420,990	1,511,694
Trading:
Farmer Mac II(3)	428,670	55,234	12,959	—	—	496,863
Rural Utilities(2)	—	(5,734)	(10,605)	—	459,026	442,687
Total trading	428,670	49,500	2,354	—	459,026	939,550
Total Farmer Mac Guaranteed Securities	767,628	(201,680)	2,354	2,926	1,880,016	2,451,244
Total Assets at fair value	$1,691,758	$288,495	$(5,718)	$(10,165)	$829,214	$2,793,584
Liabilities:
Financial Derivatives(4)	$(1,106)	$—	$(2,613)	$—	$—	$(3,719)
Total Liabilities at fair value	$(1,106)	$—	$(2,613)	$—	$—	$(3,719)

Nonrecurring:
Loans held for sale	$—	$(142,756)	$—	$—	$142,756	$—

(1)
Includes the fair value of Farmer Mac's put rights related to $119.9 million (par value) of its ARC holdings.  See Note 4 to the consolidated financial statements for more information related to these put rights.

(2)	Unrealized losses are attributable to assets still held as of December 31, 2008 and are recorded in gains/(losses) on trading assets.
(3)	Includes unrealized gains of approximately $13.8 million attributable to assets still held as of December 31, 2008 that are recorded in gains/(losses) on trading assets.
(4)	Unrealized losses are attributable to liabilities still held as of December 31, 2008 and are recorded in gains/(losses) on financial derivatives.

Fair Value Option

FASB guidance on the fair value option for financial instruments permits entities to make a one-time irrevocable election to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  One of the FASB’s stated objectives of this guidance was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

On January 1, 2008, with the adoption of the FASB guidance, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During 2008, Farmer Mac elected to measure an additional $113.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Farmer Mac selected all of these assets for the fair value option because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  Due to the significant declines in the fair values of investment securities attributable to the widening of credit spreads experienced during 2008, such financial reporting offsets were not achieved.  For 2008, Farmer Mac recorded net losses on trading assets of $5.6 million for changes in fair values of the assets selected for the fair value option.  These losses are presented as “Gains/(losses) on trading assets” in the consolidated statements of operations.

During fourth quarter 2008, Farmer Mac also elected to measure put rights related to $119.9 million (par value) of its ARC holdings at fair value upon the election of the fair value option.  See Note 4 for more information related to these put rights.

Farmer Mac made no fair value option elections during 2009 and recorded gains of $42.9 million for changes in the fair value of the assets selected for the fair value option during 2008.  These gains are presented as “Gains/(losses) on trading assets” in the consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2009 and 2008 in accordance with FASB guidance on disclosures about fair value of financial instruments.

	As of December 31,
	2009		2008
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$654,794	$654,794	$278,412	$278,412
Investment securities	1,131,895	1,131,895	1,235,859	1,235,859
Farmer Mac Guaranteed Securities	3,398,996	3,398,996	2,451,244	2,451,244
Loans	779,185	753,720	789,613	774,596
Financial derivatives	15,040	15,040	27,069	27,069
Interest receivable	67,178	67,178	73,058	73,058
Guarantee and commitment fees receivable:
LTSPCs	14,591	15,896	20,434	19,232
Farmer Mac Guaranteed Securities	36,135	39,120	36,071	41,877

Financial liabilities:
Notes payable:
Due within one year	3,665,282	3,662,898	3,773,430	3,757,099
Due after one year	1,964,526	1,908,713	944,490	887,999
Financial derivatives	107,367	107,367	181,183	181,183
Accrued interest payable	39,562	39,562	40,470	40,470
Guarantee and commitment obligation:
LTSPCs	13,370	14,676	19,058	17,856
Farmer Mac Guaranteed Securities	30,865	33,850	31,291	37,098

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

Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2009 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$44,762	$42,828	$41,750	$47,153
Interest expense	21,992	23,031	21,849	23,713
Net interest income	22,770	19,797	19,901	23,440
(Provision)/recovery for loan losses	(1,914)	(3,098)	5,693	(3,534)
Net interest income after (provision)/ recovery for loan losses	20,856	16,699	25,594	19,906

Non-interest income:
Guarantee and commitment fees	8,319	8,168	7,908	7,410
Gains/(losses) on financial derivatives	5,791	(7,733)	21,528	1,711
(Losses)/gains on trading assets	(13,434)	25,047	35	31,625
Other-than-temporary impairment losses	—	(1,621)	(2,292)	(81)
Gains/(losses) on sale of available-for-sale investment securities	440	63	(300)	3,150
Gains on sale of loans and Farmer Mac Guaranteed Securities	—	—	—	1,581
Other income	230	874	101	234
Non-interest income	1,346	24,798	26,980	45,630

Non-interest expense	7,043	6,132	6,525	9,992

Income before income taxes	15,159	35,365	46,049	55,544
Income tax expense	4,796	13,097	16,534	18,090
Net income	10,363	22,268	29,515	37,454
Preferred stock dividends	(4,868)	(4,368)	(4,130)	(3,936)
Net income available to common stockholders	$5,495	$17,900	$25,385	$33,518

Earnings per common share:
Basic earnings per common share	$0.54	$1.77	$2.50	$3.31
Diluted earnings per common share	$0.53	$1.74	$2.49	$3.31
Common stock dividends per common share	$0.05	$0.05	$0.05	$0.05

	2008 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$56,191	$60,583	$66,812	$72,109
Interest expense	31,095	39,260	42,454	54,171
Net interest income	25,096	21,323	24,358	17,938
Provision for loan losses	(13,800)	(731)	—	—
Net interest income after provision for loan losses	11,296	20,592	24,358	17,938

Non-interest (loss)/income:
Guarantee and commitment fees	7,807	7,281	6,659	6,634
(Losses)/gains on financial derivatives	(100,712)	(19,021)	31,050	(41,720)
Gains/(losses) on trading assets	11,025	(14,507)	(17,268)	10,111
Other-than-temporary impairment losses	(3,788)	(97,108)	(5,344)	—
Gains/(losses) on sale of available-for-sale investment securities	251	(85)	150	—
(Losses)/gains on sale of loans and
Farmer Mac Guaranteed Securities	(22)	1,531	—	—
Gains on the repurchase of debt	24	840	—	—
Other income	98	192	662	461
Non-interest (loss)/income	(85,317)	(120,877)	15,909	(24,514)

Non-interest expense	11,405	8,246	6,721	6,240

(Loss)/income before income taxes	(85,426)	(108,531)	33,546	(12,816)
Income tax (benefit)/expense	(26,327)	(2,973)	11,555	(5,119)
Net (loss)/income	(59,099)	(105,558)	21,991	(7,697)
Preferred stock dividends	(2,019)	(578)	(560)	(560)
Net (loss)/income available to common stockholders (1)	$(61,118)	$(106,136)	$21,431	$(8,257)

Earnings per common share:
Basic (loss)/earnings per common share	$(6.03)	$(10.55)	$2.15	$(0.84)
Diluted (loss)/earnings per common share	$(6.03)	$(10.55)	$2.13	$(0.84)
Common stock dividends per common share	$0.10	$0.10	$0.10	$0.10

(1) The net losses to common stockholders during the first, third and fourth quarters of 2008 are primarily driven by unrealized fair value losses recognized on financial derivatives and other-than-temporary impairment losses resulting from Farmer Mac's investment in Fannie Mae Preferred Stock and Lehman Brothers Holding Inc. corporate debt securities.

15.	SUBSEQUENT EVENTS

Formation of Subsidiary and Preferred Stock Issuance

On January 25, 2010, Farmer Mac announced the completion of a private offering of securities consisting of $250.0 million aggregate face amount of Farm Asset Linked Capital Securities (the “FALConS”) issued by FALConS Trust I, a newly formed Delaware statutory trust (the “Trust”). The FALConS represent undivided beneficial ownership interests in 250,000 shares of Non-Cumulative Perpetual Preferred Stock (the “Company Preferred Stock”) of Farmer Mac’s subsidiary, Farmer Mac II LLC, a newly formed Delaware limited liability company.  The Company Preferred Stock has a liquidation preference of $1,000 per share.

The $250.0 million of proceeds from the offering of the FALConS were used by the Trust to purchase the Company Preferred Stock from Farmer Mac.  Farmer Mac II LLC issued its Company Preferred Stock and its common equity interest to Farmer Mac as consideration for the contribution by Farmer Mac to Farmer Mac II LLC of substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program business.  Farmer Mac used the proceeds from the sale of the Company Preferred Stock to the Trust to repurchase and retire Farmer Mac’s outstanding Series B Preferred Stock, which had an aggregate liquidation preference of $150.0 million, and for general corporate purposes.

The assets that Farmer Mac contributed to Farmer Mac II LLC in January 2010 consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac (i.e., transferred to a trust whereby Farmer Mac II Guaranteed Securities were issued) but also included $35.0 million of Farmer Mac II Guaranteed Securities as well as certain intangible assets used in the operation of the Farmer Mac II program.  Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions, which had previously been presented as Farmer Mac II Guaranteed Securities on the consolidated financial statements of Farmer Mac.

Going forward, Farmer Mac II LLC will operate substantially all of the business related to the Farmer Mac II program (primarily the acquisition of USDA-guaranteed portions), which Farmer Mac has operated since 1992.  In the future, Farmer Mac will no longer purchase and hold USDA-guaranteed portions and will operate only that part of the Farmer Mac II program that involves the transfer of USDA-guaranteed portions to trusts and the issuance of Farmer Mac II Guaranteed Securities, and will only do so to the extent that Farmer Mac is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.  Both “USDA-guaranteed portions” and “Farmer Mac II Guaranteed Securities” will be presented in the consolidated financial statements of Farmer Mac beginning in 2010.

Dividends on the Company Preferred Stock will be payable if, when and as declared by Farmer Mac II LLC’s board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30, of each year, commencing on March 30, 2010.  For each quarterly period from the date of issuance of the FALConS to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Company Preferred Stock will be 8.875 percent per annum.  For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Company Preferred Stock will be 10.875 percent per annum.  For each quarterly period beginning on March 30, 2020, the dividend rate on the Company Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Company Preferred Stock will be non-cumulative, so dividends that are not declared for a payment date will not accrue.  The FALConS and the Company Preferred Stock are perpetual and have no maturity date, and holders of the FALConS have no redemption rights.  The Company Preferred Stock will be permanent equity of Farmer Mac II LLC and presented as “Non-controlling interest – preferred stock” within permanent equity on the consolidated balance sheets of Farmer Mac beginning in 2010.

On March 10, 2010, Farmer Mac II LLC’s board of directors declared a dividend of $16.02 per share on the Company Preferred Stock, which represents 8.875% per annum on the liquidation preference of $1,000 per share from and including January 25, 2010 to but excluding March 30, 2010 (on the basis of a 360-day year comprised of twelve 30-day months).  The dividend will be paid on March 30, 2010 to holders of record as of March 15, 2010.

The Reserve Primary Fund

As of December 31, 2009, Farmer Mac had an investment of $5.3 million in The Reserve Primary Fund (the “Fund”), which is presented in “Prepaid expenses and other assets” in the consolidated balance sheets.  The Fund is a money market fund that suspended redemptions and is being liquidated.  The Fund adopted a plan for the orderly liquidation of its assets, subject to the supervision of the SEC.  Farmer Mac received a distribution of $4.8 million from the Fund in January 2010, reducing the amount receivable from the Fund to $0.5 million.  Farmer Mac will continue to monitor developments with respect to the recovery of its remaining investment in the Fund.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of December 31, 2009.

See Item 8 above for management’s report on internal control over financial reporting and the accompanying report of independent registered public accounting firm.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2010.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements.

Refer to Item 8 above.

(2)	Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(3)	Exhibits.

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-1 (Form 10-K filed March 16, 2009).

*	4.5	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-2 (Form 10-K filed March 16, 2009).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	4.6	-	Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-3 (Form 10-K filed March 16, 2009).

*	4.7	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Form 10-Q filed November 9, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Employment Agreement dated as of March 1, 2009 between Michael A. Gerber and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant (Form 10-Q filed August 12, 2008).

	10.6	-	Exhibit number reserved for future use.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

†*	10.20	-	Agreement and General Release dated as of January 30, 2009 between Henry D. Edelman and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.21	-	Agreement and General Release dated as of February 6, 2009 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed May 12, 2009).

**	21	-	List of the Registrant’s subsidiaries.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Michael A. Gerber		March 16, 2010
By:	Michael A. Gerber	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Acting Chairman of the Board and	March 16, 2010
Lowell L. Junkins	Director

/s/ Michael A. Gerber	President and Chief Executive	March 16, 2010
Michael A. Gerber	Officer (Principal Executive Officer)

/s/ Timothy L. Buzby	Vice President – Chief Financial	March 16, 2010
Timothy L. Buzby	Officer and Treasurer (Principal Financial and Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	March 16, 2010
Julia Bartling

/s/ Dennis L. Brack	Director	March 16, 2010
Dennis L. Brack

/s/ Grace T. Daniel	Director	March 16, 2010
Grace T. Daniel

/s/ Paul A. DeBriyn	Director	March 16, 2010
Paul A. DeBriyn

/s/ James R. Engebretsen	Director	March 16, 2010
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 16, 2010
Dennis A. Everson

/s/ Ernest M. Hodges	Director	March 16, 2010
Ernest M. Hodges

/s/ Brian P. Jackson	Director	March 16, 2010
Brian P. Jackson

/s/ Mitchell A. Johnson	Director	March 16, 2010
Mitchell A. Johnson

/s/ Glen O. Klippenstein	Director	March 16, 2010
Glen O. Klippenstein

/s/ Clark B. Maxwell	Director	March 16, 2010
Clark B. Maxwell

/s/ Brian J. O’Keane	Director	March 16, 2010
Brian J. O’Keane

/s/ John Dan Raines, Jr.	Director	March 16, 2010
John Dan Raines, Jr.