Form 10-Q
period 2010-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2010-05-10
CIK 845877

As filed with the Securities and Exchange Commission on May 10, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 3, 2010 the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,614,980 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2010	2009
	(in thousands)
Assets:
Cash and cash equivalents	$418,211	$654,794
Investment securities:
Available-for-sale, at fair value	1,198,374	1,041,923
Trading, at fair value	82,826	89,972
Total investment securities	1,281,200	1,131,895
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	1,793,927	2,524,867
Trading, at fair value	-	874,129
Total Farmer Mac Guaranteed Securities	1,793,927	3,398,996
USDA Guaranteed Securities:
Available-for-sale, at fair value	781,823	-
Trading, at fair value	407,844	-
Total USDA Guaranteed Securities	1,189,667	-
Loans:
Loans held for sale, at lower of cost or fair value	758,437	666,534
Loans held for investment, at amortized cost	90,823	93,478
Loans held for investment in consolidated trusts, at amortized cost	1,789,026	-
Allowance for loan losses	(9,142)	(6,292)
Total loans, net of allowance	2,629,144	753,720
Real estate owned, at lower of cost or fair value	3,132	739
Financial derivatives, at fair value	21,170	15,040
Interest receivable	64,794	67,178
Guarantee and commitment fees receivable	34,195	55,016
Deferred tax asset, net	20,081	24,146
Prepaid expenses and other assets	23,644	37,289
Total Assets	$7,479,165	$6,138,813

Liabilities, Mezzanine Equity and Equity:
Liabilities:
Notes payable:
Due within one year	$3,404,475	$3,662,898
Due after one year	2,082,578	1,908,713
Total notes payable	5,487,053	5,571,611
Debt securities of consolidated trusts held by third parties	1,337,331	-
Financial derivatives, at fair value	110,602	107,367
Accrued interest payable	47,530	39,562
Guarantee and commitment obligation	31,039	48,526
Accounts payable and accrued expenses	12,094	23,445
Reserve for losses	6,427	7,895
Total Liabilities	7,032,076	5,798,406
Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000, per share 150,000 shares authorized, issued and outstanding as of December 31, 2009 (redemption value $150,000,000)	-	144,216
Stockholders' Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 issued and outstanding as of March 31, 2010 and December 31, 2009	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization	1,031	1,031
Class B Voting, $1 par value, no maximum authorization	500	500
Class C Non-Voting, $1 par value, no maximum authorization	8,613	8,611
Additional paid-in capital	97,861	97,090
Accumulated other comprehensive income	7,587	3,254
Retained earnings	32,066	28,127
Total Stockholders' Equity	205,236	196,191
Non-controlling interest - preferred stock	241,853	-
Total Equity	447,089	196,191
Total Liabilities, Mezzanine Equity and Equity	$7,479,165	$6,138,813

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,483	$8,909
Farmer Mac and USDA Guaranteed Securities	20,831	27,759
Loans	33,418	10,485
Total interest income	60,732	47,153
Total interest expense	37,115	23,713
Net interest income	23,617	23,440
Provision for loan losses	(2,850)	(3,534)
Net interest income after provision for loan losses	20,767	19,906

Non-interest income:
Guarantee and commitment fees	5,919	7,410
(Losses)/gains on financial derivatives	(5,804)	1,711
Gains on trading assets	3,367	31,625
Other-than-temporary impairment losses	-	(81)
Gains on sale of available-for-sale investment securities	240	3,150
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	1,581
Lower of cost or fair value adjustment on loans held for sale	(2,274)	-
Other income	829	234
Non-interest income	2,277	45,630

Non-interest expense:
Compensation and employee benefits	3,511	4,025
General and administrative	2,503	2,914
Regulatory fees	563	513
Real estate owned operating costs	10	21
(Recoveries)/provision for losses	(1,468)	2,519
Non-interest expense	5,119	9,992
Income before income taxes	17,925	55,544
Income tax expense	4,336	18,090
Net income	13,589	37,454
Less: Net income attributable to non-controlling interest - preferred stock dividends	(4,068)	-
Net income attributable to Farmer Mac	9,521	37,454
Preferred stock dividends	(1,970)	(3,936)
Loss on retirement of preferred stock	(5,784)	-
Net income available to common stockholders	$1,767	$33,518

Earnings per common share and dividends:
Basic earnings per common share	$0.17	$3.31
Diluted earnings per common share	$0.17	$3.31
Common stock dividends per common share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	For the Three Months Ended
	March 31, 2010		March 31, 2009
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	9	$9,200
Issuance of Series C preferred stock	-	-	11	10,800
Balance, end of period	58	$57,578	20	$20,000
Common stock:
Balance, beginning of period	10	$10,142	10	$10,132
Issuance of Class C common stock	-	2	-	3
Balance, end of period	10	$10,144	10	$10,135
Additional paid-in capital:
Balance, beginning of period		$97,090		$95,572
Stock-based compensation expense		760		654
Issuance of Class C common stock		11		6
Expiration of stock options		-		(1,159)
Balance, end of period		$97,861		$95,073
Retained earnings/(accumulated deficit):
Balance, beginning of period		$28,127		$(52,144)
Net income attributable to Farmer Mac		9,521		37,454
Cash dividends:
Preferred stock, Series B ($8.33 per share)		(1,250)		(3,726)
Preferred stock, Series C ($12.50 per share)		(720)		(210)
Common stock ($0.05 per share)		(507)		(507)
Loss on retirement of preferred stock		(5,784)		-
Cumulative effect of adoption of new accounting standard, net of tax		2,679		-
Balance, end of period		$32,066		$(19,133)
Accumulated other comprehensive income:
Balance, beginning of period		$3,254		$(47,412)
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		4,310		1,764
Change in unrealized gain on financial derivatives, net of tax and reclassification adjustments		23		39
Balance, end of period		$7,587		$(45,609)
Total Stockholders' Equity		$205,236		$60,466
Non-controlling interest:
Balance, beginning of period		$-		$-
Preferred stock - Farmer Mac II LLC		241,853		-
Balance, end of period		$241,853		$-
Total Equity		$447,089		$60,466
Comprehensive income:
Net income		$13,589		$37,454
Changes in accumulated other comprehensive income, net of tax		4,333		1,803
Comprehensive income		17,922		39,257
Less: Comprehensive income attributable to non-controlling interest		4,068		-
Total Comprehensive income attributable to Farmer Mac		$13,854		$39,257

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$13,589	$37,454
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, and Farmer Mac and USDA Guaranteed Securities	1,632	1,228
Amortization of debt premiums, discounts and issuance costs	1,362	4,826
Proceeds from repayment and sale of trading investment securities	236	268
Purchases of loans held for sale	(127,740)	(15,144)
Proceeds from repayment of loans held for sale	32,963	1,538
Net change in fair value of trading securities and financial derivatives	(6,262)	(46,617)
Amortization of transition adjustment on financial derivatives	34	39
Other-than-temporary impairment losses	-	81
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	(1,581)
Gains on the sale of available-for-sale investments securities	(240)	(3,150)
Total provision for losses	1,382	6,053
Deferred income taxes	289	13,290
Stock-based compensation expense	760	654
Decrease in interest receivable	2,384	26,119
Decrease in guarantee and commitment fees receivable	20,821	4,770
Decrease in other assets	15,922	25,753
Increase/(decrease) in accrued interest payable	7,968	(5,649)
Decrease in other liabilities	(19,931)	(9,843)
Net cash (used in)/provided by operating activities	(54,831)	40,089
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(284,149)	-
Purchases of Farmer Mac Guaranteed Securities	(93,197)	(352,078)
Purchases of loans held for investment	(9,226)	(14,670)
Purchases of defaulted loans	(2,490)	(5,030)
Proceeds from repayment of available-for-sale investment securities	57,766	82,531
Proceeds from repayment of Farmer Mac Guaranteed Securities	56,912	67,277
Proceeds from repayment of loans held for investment	84,464	34,034
Proceeds from sale of available-for-sale investment securities	69,175	128,400
Proceeds from sale of trading securities - fair value option	5,013	-
Proceeds from sale of Farmer Mac Guaranteed Securities	6,724	17,124
Proceeds from sale of loans	763	358,953
Net cash (used in)/provided by investing activities	(108,245)	316,541
Cash flows from financing activities:
Proceeds from issuance of discount notes	14,970,627	16,997,175
Proceeds from issuance of medium-term notes	339,653	919,427
Payments to redeem discount notes	(15,099,610)	(17,111,209)
Payments to redeem medium-term notes	(296,590)	(1,163,000)
Payment to third parties on debt securities of consolidated trusts	(72,971)	-
Proceeds from common stock issuance	13	9
Issuance costs on retirement of preferred stock	(5,784)	-
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	-
Proceeds from preferred stock issuance	-	10,800
Retirement of Series B Preferred stock	(144,216)	-
Dividends paid - Non-controlling interest - preferred stock	(4,005)	-
Dividends paid on common and preferred stock	(2,477)	(4,443)
Net cash used in financing activities	(73,507)	(351,241)
Net (decrease)/increase in cash and cash equivalents	(236,583)	5,389
Cash and cash equivalents at beginning of period	654,794	278,412
Cash and cash equivalents at end of period	$418,211	$283,801

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations and cash flows of Farmer Mac for the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  The December 31, 2009 condensed consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2009 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial statements as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2009 consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.  Below is a summary of Farmer Mac’s significant accounting policies.

(a)           Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents is a reasonable estimate of their fair value.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Cash paid during the quarter for:
Interest	$18,799	$23,172
Income taxes	1,500	-
Non-cash activity:
Real estate owned acquired through foreclosure	2,393	-
Loans acquired and securitized as Farmer Mac Guaranteed Securities	-	17,124
Loans acquired and securitized as loans held for investment in consolidated trusts	763	-
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	1,400,371	-
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to debt securities of consolidated trusts held by third parties, upon the adoption of new consolidation guidance	1,400,371	-
Transfers of available-for-sale Farmer Mac I Guaranteed Securities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	5,385	-
Transfers of trading Farmer Mac Guaranteed Securities - Rural Utilities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	451,448	-
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	-	288,012
Transfers of loans held for investment to loans held for sale	-	617,072

(b)           Allowance for Losses

As of March 31, 2010, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities.

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

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, in accordance with the standard on accounting for contingencies issued by the Financial Accounting Standards Board (“FASB”).

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, to determine if there are probable losses inherent in those assets.

Farmer Mac also analyzes assets in its portfolio for impairment in accordance with the FASB standard on measuring individual impairment of a loan.  Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan – and real estate owned (“REO”);

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

The table below summarizes the components of Farmer Mac’s allowance for losses as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)
Allowance for loan losses	$9,142	$6,292
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	-	-
Off-balance sheet Farmer Mac I Guaranteed Securities	-	2,033
LTSPCs	6,427	5,862
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$15,569	$14,187

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010			March 31, 2009
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)

Beginning balance	$6,292	$7,895	$14,187	$10,929	$5,506	$16,435
Provision/(recovery) for losses	2,850	(1,468)	1,382	3,534	2,519	6,053
Charge-offs	-	-	-	(2,000)	-	(2,000)
Recoveries	-	-	-	765	-	765
Ending balance	$9,142	$6,427	$15,569	$13,228	$8,025	$21,253

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac reclassified $2.0 million from the reserve for losses to the allowance for loan losses as a result of Farmer Mac being determined the primary beneficiary of certain VIEs with beneficial interests owned by third party investors. The provision/(recovery) for losses for the three months ended March 31, 2010 reflects this reclassification as well as provisions of $0.9 million and $0.5 million, respectively, accounted for in the allowance for loan losses and reserve for losses. Prior to the adoption of this guidance, Farmer Mac classified these interests as off-balance sheet Farmer Mac I Guaranteed Securities.

No allowance for losses has been provided for AgVantage securities, securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”), or USDA Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of March 31, 2010, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of March 31, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of March 31, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities held or on any Farmer Mac II Guaranteed Securities.

As of March 31, 2010, Farmer Mac individually analyzed $50.3 million of its $83.9 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $33.6 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac’s specific allowance for under-collateralized assets was $1.5 million as of March 31, 2010, and $0.6 million as of December 31, 2009.  Farmer Mac’s non-specific or general allowances were $14.1 million as of March 31, 2010 and $13.6 million as of December 31, 2009.

Farmer Mac recognized interest income of approximately $0.5 million and $1.1 million on impaired loans during the three months ended March 31, 2010 and 2009 respectively.  During the three months ended March 31, 2010 and 2009, Farmer Mac’s average investment in impaired loans was $92.6 million and $125.7 million, respectively.

(c)           Financial Derivatives

Farmer Mac enters into transactions involving financial derivatives principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Farmer Mac also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability.  Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives in the condensed consolidated statements of operations without any corresponding changes in the fair values of the hedged items.

The following tables summarize information related to Farmer Mac’s financial derivatives as of March 31, 2010 and December 31, 2009:

	March 31, 2010
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$65,175	$-	$(1,379)	5.70%	0.25%		7.45
Pay fixed non-callable	1,214,333	-	(106,330)	4.95%	0.26%		4.32
Receive fixed callable	175,000	-	(18)	0.17%	0.48%		1.03
Receive fixed non-callable	2,058,620	22,206	(1)	0.45%	1.87%		2.19
Basis swaps	253,012	52	(3,616)	1.49%	0.57%		2.07
Credit default swaps	30,000	-	(295)	1.00%	0.00%		1.81
Agency forwards	49,488	-	(21)			99.77
Treasury futures	11,300	-	(39)			115.90
Credit valuation adjustment	-	(1,088)	1,097
Total financial derivatives	$3,856,928	$21,170	$(110,602)

	December 31, 2009
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$65,686	$-	$(1,725)	5.70%	0.27%		7.78
Pay fixed non-callable	1,236,156	5	(99,913)	4.95%	0.26%		4.62
Receive fixed callable	300,000	236	-	0.09%	0.54%		0.76
Receive fixed non-callable	2,262,714	14,298	(2,815)	0.41%	1.80%		2.25
Basis swaps	262,177	294	(3,673)	1.63%	0.61%		2.39
Credit default swaps	30,000	-	(214)	1.00%	0.00%		2.14
Agency forwards	75,511	453	-			101.22
Treasury futures	20,500	3	-			115.47
Credit valuation adjustment	-	(249)	973
Total financial derivatives	$4,252,744	$15,040	$(107,367)

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of March 31, 2010, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $96.4 million.  As of March 31, 2010, Farmer Mac posted assets with a fair value of $21.1 million as collateral for its derivatives in net liability positions.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2010, it could have been required to settle its obligations under the agreements or post additional collateral of $75.3 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	(Losses)/Gains on Financial Derivatives
	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)

Interest rate swaps	$(4,546)	$2,659
Agency forwards	(598)	(879)
Treasury futures	(249)	(9)
Credit default swaps	(377)	-
	(5,770)	1,771
Amortization of derivatives transition adjustment	(34)	(60)
Total	$(5,804)	$1,711

As of March 31, 2010 and December 31, 2009, respectively, Farmer Mac had approximately $23,000 and $0.1 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive income related to the financial derivatives transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $0.1 million of the amount currently reported in accumulated other comprehensive income will be reclassified into earnings.

As of March 31, 2010, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with total notional amount of $96.0 million and a fair value of $(3.6) million, compared to $105.2 million and $(3.7) million, respectively, as of December 31, 2009.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases (the pricing of discount notes is closely correlated to LIBOR rates).  Farmer Mac recorded unrealized gains on those outstanding basis swaps of $0.1 million for first quarter 2010, compared to unrealized losses of $0.5 million for the same period in 2009.

(d)           Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and nonvested restricted stock awards.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010			March 31, 2009
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available to common stockholders	$1,767	10,143	$0.17	$33,518	10,135	$3.31
Effect of dilutive securities:
Stock options, SARs and restricted stock (1)		308	-		-	-
Diluted EPS	$1,767	10,451	$0.17	$33,518	10,135	$3.31

(1)
For the three months ended March 31, 2010 and 2009, stock options, SARs and nonvested restricted stock of 1,581,965 and 1,697,829, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.  For the three months ended March 31, 2010, 82,500 contingent shares of nonvested restricted stock were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

(e)           Stock-Based Compensation

In 1997, Farmer Mac adopted a stock option plan for directors, officers and other employees to acquire shares of Class C Non-Voting Common Stock.  Upon stock option exercise, new shares are issued by the Corporation.  Under the plan, stock options awarded vest annually in thirds, with the first third vesting one year after the date of grant.  If not exercised, any options granted under the 1997 plan expire ten years from the date of grant, except that options issued to directors, if not exercised, expire five years from the date of grant.  For all stock options granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on or immediately preceding the date of grant.  As of June 30, 2008, the plan had terminated pursuant to its terms and no further grants will be made under it.

During 2008, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after ten years and those granted to directors expire after seven years.  For all SARs granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on the date of grant.  SARs granted during 2009 have exercise prices ranging from $5.93 to $7.78 per share.  Restricted stock was awarded to directors in June 2009 and vests fully after approximately one year.  Restricted stock awarded to officers in June 2009 vests after approximately three years and only vests if certain performance conditions are met.  Restricted stock awards granted to both directors and officers are not issued until full vesting occurs.  No restricted stock awards were granted during first quarter 2010.

For the three months ended March 31, 2010, Farmer Mac recognized $0.8 million of compensation expense related to stock options, SARs and restricted stock, compared to $0.7 million for the same period in 2009.

The following tables summarize activity related to stock options, SARs and nonvested restricted stock awards for the three months ended March 31, 2010 and 2009:

For the Three Months Ended
	March 31, 2010		March 31, 2009
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
Outstanding, beginning of period	1,799,465	$22.68	2,237,711	$25.54
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	(539,882)	28.30
Outstanding, end of period	1,799,465	$22.68	1,697,829	$24.66

Stock options and SARs exercisable at the end of the period	1,398,269	$25.17	1,308,518	$24.93

For the Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted-		Weighted-
	Nonvested	Average	Nonvested	Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
Outstanding, beginning of period	200,548	$5.93	-	$-
Granted	-	-	-	-
Canceled	-	-	-	-
Outstanding, end of period	200,548	$5.93	-	$-

The cancellations of stock options during the first three months of 2009 were due to unvested options or SARs terminating and the cancellation of a portion of vested options upon employee and officers’ departures from Farmer Mac.  There were no such cancellations during the first three months of 2010.  There were no stock options or SARs exercised during the first three months of 2010 or 2009.

The following tables summarize information regarding stock options, SARs and nonvested restricted stock outstanding as of March 31, 2010:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	300,000	9.0 years	30,000	8.5 years	252,000	9.0 years
10.00 - 14.99	-	-	-	-	-	-
15.00 - 19.99	81,722	4.0 years	81,722	4.0 years	81,722	4.0 years
20.00 - 24.99	550,588	4.1 years	550,588	4.1 years	550,588	4.1 years
25.00 - 29.99	653,487	4.6 years	530,290	4.0 years	641,680	4.5 years
30.00 - 34.99	213,668	1.9 years	205,669	1.7 years	211,268	1.8 years
	1,799,465		1,398,269		1,737,258

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Nonvested	Remaining	Nonvested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.93	200,548	0.9 years	180,496	0.9 years

There were no stock options, SARs or restricted stock granted during first quarter 2010.  The weighted-average grant date fair value of options and SARs granted during 2009 was $5.11.  The fair values for SARs and stock options were estimated using the Black-Scholes option pricing model based on the following assumptions:

2009
Risk-free interest rate	1.6%
Expected years until exercise	7 years
Expected stock volatility	103.6%
Dividend yield	3.2%

(f)       Fair Value Measurement

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

Farmer Mac’s assessment of the significance of the input to the fair value measurement requires judgment, and considers factors specific to the financial instrument.  Both observable and unobservable inputs may be used to determine the fair value of positions that Farmer Mac has classified within the level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in long-dated volatilities).

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

(g)  Consolidation of Variable Interest Entities

Farmer Mac has interests in various entities that are considered to be variable interest entities (“VIEs”).  These interests include investments in securities issued by VIEs, such as Farmer Mac agricultural mortgage-backed securities created pursuant to Farmer Mac’s securitization transactions and mortgage and asset-backed trusts that Farmer Mac did not create. Effective January 1, 2010, Farmer Mac adopted two new accounting standards that eliminated the concept of qualifying special purpose entities (“QSPEs”) and amended the accounting for transfers of financial assets and the consolidation model for variable interest entities (“VIEs”).  All formerly designated QSPEs were evaluated for consolidation in accordance with the new consolidation model, which changed the method of analyzing which party to a VIE should consolidate the VIE.  The new consolidation model uses a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity.  The reporting enterprise that meets both these conditions is deemed the primary beneficiary of the VIE.

The new consolidation standard requires the incremental assets and liabilities consolidated upon adoption to initially be reported at their carrying amounts.  Carrying amount refers to the amount at which the assets and liabilities would have been carried in the consolidated financial statements if the new guidance had been effective when Farmer Mac first met the conditions to be the primary beneficiary of the VIE.  If determining the carrying amounts is not practicable, the assets and liabilities of the VIE shall be measured at fair value at the date the new standards first apply.  For the outstanding trusts consolidated effective January 1, 2010, Farmer Mac initially recorded the assets and liabilities on the consolidated balance sheet at their carrying amounts, adjusted, where applicable, for fair value option elections that had been made previously. Accrued interest and allowance for losses have also been recognized as appropriate.

Although these new accounting standards did not change the economic risk to Farmer Mac’s business, specifically Farmer Mac’s liquidity, credit and interest rate risks, the adoption of these new accounting standards has a significant impact on the presentation of Farmer Mac’s consolidated financial statements beginning in 2010.  On the consolidated balance sheet, there was an increase in loans held for investment, interest receivable, debt and accrued interest payable, and a decrease in available-for-sale and trading Farmer Mac Guaranteed Securities, the reclassification of a portion of the reserve for losses to allowance for loan losses, and the elimination of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts.  On the income statement, there was an increase in interest income and interest expense attributable to the assets and liabilities of the consolidated trusts and a reclassification of a portion of guarantee fee income to interest income.

The VIEs in which Farmer Mac has a variable interest are limited to securitization trusts.  The major judgment in determining if Farmer Mac is the primary beneficiary was whether Farmer Mac had the power to direct the activities of the trust that potentially had the most significant impact on the economic performance of the trust.  Generally, the ability to make decisions regarding default mitigation was evidence of that power.  Farmer Mac determined that it was the primary beneficiary for the securitization trusts related to most Farmer Mac I and all Rural Utilities securitization transactions because of its rights as guarantor under both programs to control the default mitigation activities of the trusts.  For certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities, Farmer Mac determined that it was not the primary beneficiary since the power to make decisions regarding default mitigation was shared among unrelated parties.  For similar securitization transactions where the power to make decisions regarding default mitigation was shared with a related party, Farmer Mac determined that it was the primary beneficiary because the applicable accounting guidance does not permit parties within a related party group to conclude that the power is shared.

For those trusts that Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the condensed consolidated balance sheet as “Loans held for investment in consolidated trusts” and “Debt securities of consolidated trusts held by third parties,” respectively.  These assets can only be used to satisfy the obligations of the trust.

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac’s interests are recorded as either Farmer Mac Guaranteed Securities or Investment Securities.  Farmer Mac’s involvement in on-balance sheet VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to the AgVantage program.  In the case of Farmer Mac II trusts, Farmer Mac was not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is primary beneficiary of those trusts.  For VIEs classified as Investment Securities, which include asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac was determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  The Farmer Mac Guaranteed Securities trusts and Investment Securities trusts have carrying amounts on the condensed consolidated balance sheet totaling $72.7 million and $444.2 million, respectively, which is Farmer Mac’s maximum exposure to loss.  In addition, Farmer Mac has a variable interest in off-balance sheet VIEs, which include a guarantee of timely payment of principal and interest, totaling $2.8 billion.

(h)           New Accounting Standards

Accounting for Transfers of Financial Assets

On December 23, 2009, the FASB issued an Accounting Standards Update (“ASU”), which codifies recent accounting guidance related to transfers of financial assets.  The new guidance eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets and enhances information reported to financial statement users by increasing the transparency or disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets.  Farmer Mac adopted the ASU on January 1, 2010 and the impact of adoption was not material to Farmer Mac’s financial condition, results of operations or cash flows.

Variable Interest Entities

On December 23, 2009, the FASB issued an ASU, which codifies recent accounting guidance on consolidation of VIEs.  The new guidance replaces the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity.  The ASU requires additional disclosures about a reporting entity’s involvement with VIEs and about any significant changes in risk exposure as a result of that involvement.  Farmer Mac adopted this ASU on January 1, 2010, which resulted in the consolidation of assets and liabilities onto Farmer Mac’s balance sheet in connection with trusts that previously qualified for the QSPE exception.  Additionally, interest income and interest expense related to the consolidated assets and liabilities of the trusts will be reflected in the statement of operations.

As of December 31, 2009, Farmer Mac disclosed the impact of adopting the new consolidation standard as an increase in consolidated assets of $292.8 million, requiring incremental regulatory capital of $5.9 million, and an increase in retained earnings of $2.6 million.  Upon adoption, Farmer Mac reassessed its securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities in consideration of the related party relationship with certain counterparties to these transactions and concluded that additional trusts required consolidation.  The actual impact upon adoption was an increase in consolidated assets of $1.5 billion, which resulted in an incremental capital requirement of $30.4 million.  The transition adjustment upon adoption did not change significantly from the reported amount, increasing retained earnings by $2.7 million, which is presented in the Condensed Consolidated Statement of Equity as “Cumulative effect of adoption of new accounting standard, net of tax.”

Accounting Standards Update on Fair Value Measurements and Disclosures

On January 21, 2010, the FASB issued a new accounting standard, which amends FASB guidance on fair value measurements and disclosures to add new requirements for disclosures about transfers into and out of levels 1 and 2 and separate disclosures about purchases, sales, issuance, and settlements relating to level 3 measurements.  The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The ASU is effective for first quarter 2010 reporting except for the level 3 activity disclosures, which are effective in first quarter 2011.  Adoption of the new accounting guidance did not have a significant impact on Farmer Mac’s fair value disclosures.

(i)       Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.	Investment Securities

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$74,100	$-	$(11,844)	$62,256
Floating rate asset-backed securities	26,163	10	(15)	26,158
Floating rate corporate debt securities	218,932	654	(864)	218,722
Floating rate Government/GSE
guaranteed mortgage-backed securities	409,466	1,666	(612)	410,520
Fixed rate GSE guaranteed mortgage-backed
securities	5,790	326	-	6,116
Floating rate GSE subordinated debt	70,000	-	(19,464)	50,536
Fixed rate GSE preferred stock	80,237	3,169	-	83,406
Fixed rate senior agency debt	5,485	-	(2)	5,483
Fixed rate Treasuries	335,148	53	(24)	335,177
Total available-for-sale	1,225,321	5,878	(32,825)	1,198,374

Trading:
Floating rate asset-backed securities	6,472	-	(5,020)	1,452
Fixed rate GSE preferred stock	84,381	-	(3,007)	81,374
Total trading	90,853	-	(8,027)	82,826
Total investment securities	$1,316,174	$5,878	$(40,852)	$1,281,200

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$74,100	$-	$(1,216)	$72,884
Floating rate asset-backed securities	58,157	26	(40)	58,143
Floating rate corporate debt securities	246,758	267	(1,420)	245,605
Floating rate Government/GSE
guaranteed mortgage-backed securities	404,452	1,188	(1,419)	404,221
Fixed rate GSE guaranteed mortgage-backed
securities	6,248	289	-	6,537
Floating rate GSE subordinated debt	70,000	-	(22,438)	47,562
Fixed rate GSE preferred stock	90,543	-	(1,332)	89,211
Fixed rate Treasuries	117,810	-	(50)	117,760
Total available-for-sale	1,068,068	1,770	(27,915)	1,041,923

Trading:
Floating rate asset-backed securities	6,708	-	(4,884)	1,824
Fixed rate GSE preferred stock	89,637	-	(1,489)	88,148
Total trading	96,345	-	(6,373)	89,972
Total investment securities	$1,164,413	$1,770	$(34,288)	$1,131,895

During first quarter 2010, Farmer Mac did not recognize in earnings any other-than-temporary impairment charges.  In first quarter 2009, Farmer Mac recognized in earnings other-than-temporary impairment charges of $81,000 (in addition to $51.7 million other-than-temporary impairment charges recorded in 2008) related to its investment in Fannie Mae floating rate preferred stock.

During the three months ended March 31, 2010, Farmer Mac received proceeds of $69.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.4 million and gross realized losses of $0.2 million.  During the three months ended March 31, 2009, Farmer Mac received proceeds of $128.4 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $3.2 million.

As of March 31, 2010 and December 31, 2009, unrealized losses on available-for-sale investment securities were as follows:

	March 31, 2010
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$110,348	$(864)
Floating rate asset-backed securities	-	-	5,385	(15)
Floating rate auction-rate certificates backed
by Government guaranteed student loans	-	-	62,256	(11,844)
Floating rate Government/GSE
guaranteed mortgage-backed securities	89,479	(125)	109,498	(487)
Floating rate GSE subordinated debt	-	-	50,536	(19,464)
Fixed rate senior agency debt	5,484	(2)	-	-
Fixed rate Treasuries	175,108	(24)	-	-
Total	$270,071	$(151)	$338,023	$(32,674)

	December 31, 2009
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$182,745	$(1,420)
Floating rate asset-backed securities	-	-	17,319	(40)
Floating rate auction-rate certificates backed
by Government guaranteed student loans	-	-	72,884	(1,216)
Floating rate Government/GSE
guaranteed mortgage-backed securities	116,754	(645)	121,877	(774)
Floating rate GSE subordinated debt	-	-	47,562	(22,438)
Fixed rate GSE preferred stock	89,211	(1,332)	-	-
Fixed rate Treasuries	117,760	(50)	-	-
Total	$323,725	$(2,027)	$442,387	$(25,888)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2010 and December 31, 2009, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of March 31, 2010, all of the investment securities in an unrealized loss position were rated at least “A” by Standard & Poor’s.  As of December 31, 2009, all of the investment securities in an unrealized loss position were rated at least “A,” except one that was not rated.  The unrealized losses were on 77 and 86 individual investment securities as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, 58 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $32.7 million.  As of December 31, 2009, 73 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $25.9 million.  Securities in unrealized loss positions 12 months or more have a fair value as of March 31, 2010 that is, on average, approximately 91 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity and expects to recover the amortized cost basis of these securities.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of March 31, 2010.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of March 31, 2010 and 2009.  As of March 31, 2010, Farmer Mac owned trading investments with an amortized cost of $90.9 million, a fair value of $82.8 million, and a weighted-average yield of 8.10 percent.  The amortized cost, fair value and weighted-average yield of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2010 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale
	as of March 31, 2010
	Amortized		Weighted-
	Cost	Fair Value	Average Yield
	(dollars in thousands)

Due within one year	$345,527	$345,578	0.33%
Due after one year through five years	227,924	227,645	0.51%
Due after five years through ten years	106,921	107,485	2.65%
Due after ten years	544,949	517,666	2.79%
Total	$1,225,321	$1,198,374	1.66%

Note 3.	Farmer Mac and USDA Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac and USDA Guaranteed Securities as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Available-
	for-Sale	Trading	Total

Farmer Mac I	$48,080	$-	$48,080
Farmer Mac II	39,692	-	39,692
Rural Utilities	1,706,155	-	1,706,155
Farmer Mac Guaranteed Securities	1,793,927	-	1,793,927
USDA Guaranteed Securities	781,823	407,844	1,189,667
Total	$2,575,750	$407,844	$2,983,594

Amortized cost	$2,547,928	$409,362	$2,957,290
Unrealized gains	34,181	-	34,181
Unrealized losses	(6,359)	(1,518)	(7,877)
Fair value	$2,575,750	$407,844	$2,983,594

	December 31, 2009
	Available-
	for-Sale	Trading	Total

Farmer Mac I	$56,864	$-	$56,864
Farmer Mac II	764,792	422,681	1,187,473
Rural Utilities	1,703,211	451,448	2,154,659
Total	$2,524,867	$874,129	$3,398,996

Amortized cost	$2,493,644	$817,631	$3,311,275
Unrealized gains	39,657	56,569	96,226
Unrealized losses	(8,434)	(71)	(8,505)
Fair value	$2,524,867	$874,129	$3,398,996

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was determined to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the condensed consolidated balance sheets.  Upon consolidation, Farmer Mac transferred these assets from Farmer Mac Guaranteed Securities to loans held for investment in consolidated trusts.  The transferred assets on January 1, 2010 included Farmer Mac Guaranteed Securities – Rural Utilities with an unpaid principal balance of $412.9 million and a fair value of $455.6 million and Farmer Mac I Guaranteed Securities with an unpaid principal balance of $5.3 million and a fair value of $5.6 million.

On January 25, 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac (i.e., transferred to a trust whereby Farmer Mac II Guaranteed Securities were issued) but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions and will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.  The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the condensed consolidated financial statements of Farmer Mac and are now presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets.  The assets of Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied.

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2010 and December 31, 2009, as applicable.  As of March 31, 2010 and December 31, 2009, the unrealized losses presented above are related to Farmer Mac II and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States.  Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of March 31, 2010 and December 31, 2009.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac realized no gains or losses from the sale of Farmer Mac and USDA Guaranteed Securities for the three months ended March 31, 2010 and 2009.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac and USDA Guaranteed Securities as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(dollars in thousands)

Fair value of beneficial interests retained
in Farmer Mac and USDA Guaranteed Securities	$2,983,594	$3,398,996

Weighted-average remaining life (in years)	3.4	3.7

Weighted-average prepayment speed (annual rate)	4.6%	3.8%
Effect on fair value of a 10% adverse change	$(1,050)	$(18)
Effect on fair value of a 20% adverse change	$(2,030)	$(36)

Weighted-average discount rate	2.7%	2.8%
Effect on fair value of a 10% adverse change	$(16,366)	$(22,081)
Effect on fair value of a 20% adverse change	$(33,145)	$(44,531)

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

The table below presents the outstanding principal balances for Farmer Mac loans, LTSPCs and Farmer Mac and USDA Guaranteed Securities as of March 31, 2010 and December 31, 2009.

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac and USDA Guaranteed Securities and LTSPCs
	March 31,	December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$765,934	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	4,357	5,307
Beneficial interests owned by third party investors	1,335,953	-
Farmer Mac Guaranteed Securities - AgVantage	45,050	48,800
Farmer Mac II:
USDA Guaranteed Securities	1,156,930	-
Farmer Mac Guaranteed Securities	41,258	1,164,996
Rural Utilities:
Loans	87,662	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	406,679	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,675,000	1,675,000
Total on-balance sheet	$5,518,823	$4,069,117

Off-balance sheet:
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
LTSPCs	1,846,244	2,165,706
Farmer Mac Guaranteed Securities	348,154	1,492,239
Farmer Mac II:
Farmer Mac Guaranteed Securities	39,351	34,802
Rural Utilities:
AgVantage	14,235	14,240
Total off-balance sheet	$5,192,984	$6,651,987
Total	$10,711,807	$10,721,104

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Considering the low loan-to-value ratios in its portfolio, Farmer Mac believes that it is probable at the acquisition of these loans that it will be able to collect all contractually required payments receivable.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three months ended March 31, 2010 and 2009 and the outstanding balances and carrying amounts of all such loans as of March 31, 2010 and December 31, 2009, respectively.

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)

Unpaid principal balance at acquisition date	$2,490	$5,064
Contractually required payments receivable	2,557	5,074
Impairment recognized subsequent to acquisition	1,381	2,000

	March 31,	December 31,
	2010	2009
	(in thousands)
Outstanding balance	$48,672	$50,409
Carrying amount	38,086	39,810

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans held or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of March 31, 2010, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of March 31, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the United States Department of Agriculture.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of March 31, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  As of March 31, 2010, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of March 31, 2010, Farmer Mac had not experienced any credit losses on any of those loans or securities.

	90-Day			Net Credit
	Delinquencies (1)			Losses (2)
	As of	As of	As of	For the Three Months Ended
	March 31,	December 31,	March 31,	March 31,	March 31,
	2010	2009	2009	2010	2009
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$43,569	$35,470	$80,964	$-	$1,235
Total on-balance sheet	$43,569	$35,470	$80,964	$-	$1,235
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$26,866	$14,056	$5,270	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$26,866	$14,056	$5,270	$-	$-
Total	$70,435	$49,526	$86,234	$-	$1,235

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

Note 4.        Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)

Net income	$13,589	$37,454
Available-for-sale securities, net of tax:
Net unrealized holding gains (1)	4,500	1,764
Reclassification adjustment for realized gains	(190)	-
Net change from available-for-sale securities	4,310	1,764
Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives
transition adjustment (2)	23	39
Other comprehensive income, net of tax	4,333	1,803
Comprehensive income	17,922	39,257
Less: Comprehensive income attributable to non-controlling interest	4,068	-
Total comprehensive income attributable to Farmer Mac	$13,854	$39,257

(1)	Unrealized gains on available for sale securities is shown net of income tax expense of $2.2 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.
(2)	Amortization of financial derivatives transition adjustment is shown net of income tax expense of $12,000 and $21,000 for the three months ended March 31, 2010 and 2009, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 and changes in the components of accumulated other comprehensive income for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31,	December 31,
	2010	2009
	(in thousands)
Available-for-sale securities:
Beginning balance	$3,300	$(47,214)
Net unrealized gains, net of tax	4,310	50,514
Ending balance	$7,610	$3,300

Financial derivatives:
Beginning balance	$(46)	$(198)
Amortization of financial derivatives transition
adjustment, net of tax	23	152
Ending balance	$(23)	$(46)
Accumulated other comprehensive income, net of tax	$7,587	$3,254

Note 5.	Off-Balance Sheet Guarantees and Long-Term Standby Purchase Commitments

Overview

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through the Farmer Mac I program, the Farmer Mac II program or the Rural Utilities program, and (2) LTSPCs, which are available through the Farmer Mac I program or Rural Utilities program.  For securitization trusts where Farmer Mac is the primary beneficiary, as described in Note 1(g), the trust assets and liabilities are included on Farmer Mac’s condensed consolidated balance sheet.  Upon consolidation, Farmer Mac eliminates the portion of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts.  For the remainder of these transactions, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with FASB guidance on accounting for guarantees.  Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Proceeds from new securitizations during the three months ended March 31, 2010 and 2009 were $0.8 million and $17.1 million, respectively.  The following table summarizes cash flows received from and paid to trusts used for securitizations:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)

Proceeds from new securitizations	$763	$17,124
Guarantee fees received	1,237	3,609
Purchases of assets from the trusts	(2,323)	-
Servicing advances	(236)	(4)
Repayments of servicing advances	77	2

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2010 and December 31, 2009, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	March 31,	December 31,
	2010	2009
	(in thousands)
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
Farmer Mac Guaranteed Securities	348,154	1,492,239
Farmer Mac II Guaranteed Securities	39,351	34,802
Rural Utilities AgVantage	14,235	14,240
Total off-balance sheet Farmer Mac Guaranteed Securities	$3,346,740	$4,486,281

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $18.7 million as of March 31, 2010 and $33.9 million as of December 31, 2009.  Upon adoption of the new consolidation guidance on January 1, 2010, Farmer Mac eliminated $15.5 million of the guarantee and commitment obligation related to the consolidated trusts.   See Note 1(g) for more information.  As of March 31, 2010, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 14.0 years.  For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 1(b).

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

Long-Term Standby Purchase Commitments (LTSPCs)

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from a segregated pool of loans under enumerated circumstances, either for cash or in exchange for Farmer Mac Guaranteed Securities, on one or more undetermined future dates.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as Farmer Mac Guaranteed Securities.

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.8 billion as of March 31, 2010 and $2.2 billion as of December 31, 2009.

As of March 31, 2010, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.6 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $12.3 million as of March 31, 2010 and $14.7 million as of December 31, 2009.

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

From fourth quarter 2004 through fourth quarter 2008, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock.  Throughout 2009, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation’s common stock.  On February 4, 2010, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock that was paid on March 31, 2010.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

During 2010 and 2009, Farmer Mac had two series of preferred stock outstanding:

•
Series B preferred stock, which was newly issued on September 30, 2008 and on December 15, 2008, is temporary equity and is reported as Mezzanine Equity on the condensed consolidated balance sheets because it contains redemption features that, although remote, are not solely within the control of Farmer Mac, was repurchased and retired on January 25, 2010 such that none was outstanding on March 31, 2010; and

•	Series C preferred stock, which was newly issued during fourth quarter 2008 and during 2009, is a component of Stockholders’ Equity on the condensed consolidated balance sheets.

The Series C preferred stock was issued pursuant to an initiative under which any participant who used Farmer Mac for a credit enhancement or purchase transaction in excess of $20.0 million was required to purchase an equity interest in Farmer Mac in the form of shares of Series C preferred stock, thereby enabling Farmer Mac to raise additional capital to support its mission of providing liquidity and lending capacity to agricultural and rural utilities lenders.  Farmer Mac sold the 57,578 shares of Series C preferred stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $57.6 million or $1,000 per share.  There were 57,578 shares of Series C preferred stock outstanding as of March 31, 2010, all held by the National Rural Utilities Cooperative Finance Corporation (“National Rural”).  This initiative that required participants to purchase Series C preferred stock ended in fourth quarter 2009.

Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements.  All series of Farmer Mac’s preferred stock are included as components of core capital for regulatory and statutory capital compliance measurements.

Non-Controlling Interest in Subsidiary

On January 25, 2010, Farmer Mac completed a private offering of securities consisting of $250.0 million aggregate face amount of Farm Asset Linked Capital Securities (the “FALConS”) issued by FALConS Trust I, a newly formed Delaware statutory trust (the “Trust”).  The FALConS represent undivided beneficial ownership interests in 250,000 shares of non-cumulative perpetual preferred stock (the “Company Preferred Stock”) of Farmer Mac’s subsidiary, Farmer Mac II LLC, a newly formed Delaware limited liability company.  The Company Preferred Stock has a liquidation preference of $1,000 per share.

The $250.0 million of proceeds from the offering of the FALConS were used by the Trust to purchase the Company Preferred Stock from Farmer Mac.  Farmer Mac II LLC issued its Company Preferred Stock and its common equity interest to Farmer Mac as consideration for the contribution by Farmer Mac to Farmer Mac II LLC of substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program business.  Farmer Mac used the proceeds from the sale of the Company Preferred Stock to the Trust to repurchase and retire Farmer Mac’s outstanding Series B preferred stock, which had an aggregate liquidation preference of $150.0 million, and for general corporate purposes.  The Company Preferred Stock is permanent equity of Farmer Mac II LLC and presented as “Non-controlling interest – preferred stock” within permanent equity on the consolidated balance sheets of Farmer Mac.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of March 31, 2010 was in compliance with, its three statutory and regulatory capital requirements:

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

As of March 31, 2010, Farmer Mac’s minimum and critical capital requirements were $244.5 million and $122.3 million, respectively, and Farmer Mac’s core capital (common and preferred stock outstanding plus non-controlling interest – preferred stock, additional paid-in-capital and retained earnings) level was $439.5 million, $195.0 million above the minimum capital requirement and $317.2 million above the critical capital requirement.  As of December 31, 2009, Farmer Mac’s minimum and critical capital requirements were $217.0 million and $108.5 million, respectively, and its actual core capital level was $337.2 million, $120.2 million above the minimum capital requirement and $228.7 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of March 31, 2010 was $41.7 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $455.1 million exceeded that requirement by approximately $413.4 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” for more information about proposed changes to the risk-based capital stress test applicable to Farmer Mac.

Note 7.	Fair Value Disclosures

Fair Value Measurement

Effective January 1, 2008, Farmer Mac adopted FASB guidance on fair value measurements, which defines fair value, establishes a hierarchy for ranking fair value measurements, and expands disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

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

When observable market prices are not readily available, Farmer Mac estimates fair value using techniques that rely on alternate market data or internally-developed models using significant inputs that are generally less readily observable.  Market data includes prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates.  If market data needed to estimate fair value is not available, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Even when market assumptions are not readily available, Farmer Mac’s assumptions reflect those that market participants would likely use in pricing the asset or liability at the measurement date.

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

For a significant portion of Farmer Mac’s investment portfolio, including most asset-backed securities, corporate debt securities, Government/GSE guaranteed mortgage-backed securities and preferred stock issued by GSEs, fair value is primarily determined using a reputable and nationally recognized third party pricing service.  The prices obtained are non-binding and generally representative of recent market trades.  The fair values of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers.  Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service.  Farmer Mac classifies these fair value measurements as level 2.

For investment securities that are thinly traded or not quoted, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Farmer Mac maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates.  Farmer Mac generally considers a market to be thinly traded or not quoted if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is a limited availability of public market information.  Farmer Mac classifies these fair value measurements as level 3.

During first quarter 2010, Farmer Mac transferred its investments in the subordinated debt and preferred stock of CoBank, ACB and its investment in the preferred stock of AgFirst Farm Credit Bank, with par values of $70.0 million, $88.5 million and $88.0 million, respectively, as of December 31, 2009, from level 3 measurements to level 2 measurements.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for these securities, Farmer Mac determined that the best estimate of fair value for these securities as of March 31, 2010 was the fair values provided by an independent third party pricing service.  Farmer Mac corroborated the fair value measurements provided by the independent third party pricing service through internally-developed models that employ a discounted cash flow approach.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the quarterly reporting period.

Available-for-Sale and Trading Farmer Mac and USDA Guaranteed Securities

Farmer Mac estimates the fair value of its Farmer Mac and USDA Guaranteed Securities by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Farmer Mac classifies these measurements as level 3 because there is limited market activity and therefore little or no price transparency.  On a sample basis, Farmer Mac corroborates the fair value of its Farmer Mac and USDA Guaranteed Securities by obtaining a secondary valuation from an independent third party pricing service.

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was deemed to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the condensed consolidated balance sheets and reported them at their fair value.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  Going forward, these loans will be reported at their amortized cost and will no longer be included in recurring fair value measurements.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the quarterly reporting period.

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

As of March 31, 2010, the consideration of credit risk related to both Farmer Mac and the counterparties did not result in a material adjustment to the valuations of Farmer Mac’s derivative portfolio.  As of December 31, 2009, the consideration of credit risk related to both Farmer Mac and the counterparties resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $0.7 million.

Nonrecurring Fair Value Measurements and Classification

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of March 31, 2010, Farmer Mac recorded an adjustment of $2.4 million to report loans held for sale at the lower of cost or fair value.  As of December 31, 2009, Farmer Mac recorded an adjustment of $0.1 million to report loans held for sale at the lower of cost or fair value.

Loans Held for Investment

Certain loans in Farmer Mac’s held for investment loan portfolio are measured at fair value when they are determined to be impaired. Impaired loans are reported at fair value less estimated costs to sell. The fair value of the loan is generally based on the fair value of the underlying property, which is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. Farmer Mac classifies these fair values as level 3 measurements.

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

Fair Value Classification and Transfers

As of March 31, 2010, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $3.1 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 42 percent of total assets and 70 percent of financial instruments measured at fair value as of March 31, 2010.  As of December 31, 2009, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $3.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 61 percent of total assets and 80 percent of financial instruments measured at fair value as of December 31, 2009.

The following tables present information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2010 and December 31, 2009, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of March 31, 2010

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$-	$-	$62,256	$62,256
Floating rate asset-backed securities	-	26,158	-	26,158
Floating rate corporate debt securities	-	218,722	-	218,722
Floating rate Government/GSE
guaranteed mortgage-backed securities	-	410,520	-	410,520
Fixed rate GSE guaranteed mortgage-backed
securities	-	6,116	-	6,116
Floating rate GSE subordinated debt	-	50,536	-	50,536
Floating rate GSE preferred stock	-	83,406	-	83,406
Treasuries	335,177	-	-	335,177
Senior agency debt	-	5,483	-	5,483
Total available-for-sale	335,177	800,941	62,256	1,198,374
Trading:
Floating rate asset-backed securities	-	-	1,452	1,452
Fixed rate GSE preferred stock	-	81,374	-	81,374
Total trading	-	81,374	1,452	82,826
Total investment securities	335,177	882,315	63,708	1,281,200
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	48,080	48,080
Farmer Mac II	-	-	39,692	39,692
Rural Utilities	-	-	1,706,155	1,706,155
Total available-for-sale	-	-	1,793,927	1,793,927
Trading - Farmer Mac II	-	-	-	-
Total Farmer Mac Guaranteed Securities	-	-	1,793,927	1,793,927
USDA Guaranteed Securities:
Available-for-sale	-	-	781,823	781,823
Trading	-	-	407,844	407,844
Total USDA Guaranteed Securities	-	-	1,189,667	1,189,667
Financial derivatives	-	21,170	-	21,170
Total Assets at fair value	$335,177	$903,485	$3,047,302	$4,285,964
Liabilities:
Financial derivatives	$39	$106,972	$3,591	$110,602
Total Liabilities at fair value	$39	$106,972	$3,591	$110,602
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$-	$-	$85,248	$85,248
Loans held for investment, at fair value	-	-	10,522	10,522
Total Assets at fair value	$-	$-	$95,770	$95,770

Assets and Liabilities Measured at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$-	$-	$72,884	$72,884
Floating rate asset-backed securities	-	58,143	-	58,143
Floating rate corporate debt securities	-	245,605	-	245,605
Floating rate Government/GSE
guaranteed mortgage-backed securities	-	404,221	-	404,221
Fixed rate GSE guaranteed mortgage-backed
securities	-	6,537	-	6,537
Floating rate GSE subordinated debt	-	-	47,562	47,562
Fixed rate GSE preferred stock	-	-	89,211	89,211
Treasuries	117,760	-	-	117,760
Total available-for-sale	117,760	714,506	209,657	1,041,923
Trading:
Floating rate asset-backed securities	-	-	1,824	1,824
Fixed rate GSE preferred stock	-	-	88,148	88,148
Total trading	-	-	89,972	89,972
Total investment securities	117,760	714,506	299,629	1,131,895
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	56,864	56,864
Farmer Mac II	-	-	764,792	764,792
Rural Utilities	-	-	1,703,211	1,703,211
Total available-for-sale	-	-	2,524,867	2,524,867
Trading:
Farmer Mac II	-	-	422,681	422,681
Rural Utilities	-	-	451,448	451,448
Total trading	-	-	874,129	874,129
Total Farmer Mac Guaranteed Securities	-	-	3,398,996	3,398,996

Financial derivatives	3	15,037	-	15,040
Total Assets at fair value	$117,763	$729,543	$3,698,625	$4,545,931

Liabilities:
Financial derivatives	$-	$103,714	$3,653	$107,367
Total Liabilities at fair value	$-	$103,714	$3,653	$107,367
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$28,505	$28,505
Total Assets at fair value	$-	$-	$28,505	$28,505

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant level 3 inputs to determine fair value.  Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the quarterly reporting period.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2010
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$72,884	$-	$-	$(10,628)	$-	$62,256
Floating rate GSE subordinated debt	47,562	-	-	-	(47,562)	-
Fixed rate GSE preferred stock	89,211	-	-	-	(89,211)	-
Total available-for-sale investment securities	209,657	-	-	(10,628)	(136,773)	62,256
Trading:
Floating rate asset-backed securities(1)	1,824	(236)	(136)	-	-	1,452
Fixed rate GSE preferred stock	88,148	-	-	-	(88,148)	-
Total trading investment securities	89,972	(236)	(136)	-	(88,148)	1,452
Total investment securities	299,629	(236)	(136)	(10,628)	(224,921)	63,708
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	56,864	(3,757)	-	358	(5,385)	48,080
Farmer Mac II	764,792	(305)	-	(1,611)	(723,184)	39,692
Rural Utilities	1,703,211	-	-	2,944	-	1,706,155
Total available-for-sale	2,524,867	(4,062)	-	1,691	(728,569)	1,793,927
Trading:
Farmer Mac II	422,681	-	-	-	(422,681)	-
Rural Utilities	451,448	-	-	-	(451,448)	-
Total trading	874,129	-	-	-	(874,129)	-
Total Farmer Mac Guaranteed Securities	3,398,996	(4,062)	-	1,691	(1,602,698)	1,793,927
USDA Guaranteed Securities:
Available-for-sale	-	52,897	-	5,742	723,184	781,823
Trading (2)	-	(19,858)	5,021	-	422,681	407,844
Total USDA Guaranteed Securities	-	33,039	5,021	5,742	1,145,865	1,189,667
Total Assets at fair value	$3,698,625	$28,741	$4,885	$(3,195)	$(681,754)	$3,047,302
Liabilities:
Financial derivatives(3)	(3,653)	-	62	-	-	(3,591)
Total Liabilities at fair value	$(3,653)	$-	$62	$-	$-	$(3,591)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$28,505	$-	$(2,274)	$-	$59,017	$85,248
Loans held for investment, at fair value	-	-	(84)	-	10,606	10,522
Total Assets at fair value	$28,505	$-	$(2,358)	$-	$69,623	$95,770

(1)	Unrealized losses are attributable to assets still held as of March 31, 2010 and are recorded in gains on trading assets.
(2)	Includes unrealized losses of $1.5 million attributable to assets still held as of March 31, 2010 that are recorded in gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2010 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2009
	Beginning Balance	Purchases, Sales, Issuances and Settlements, Net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers Out	Ending Balance
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
(2)
Includes, as a result of the release of Farmer Mac's guarantee, the reclassification of certain Farmer Mac Guaranteed Securities to loans held-for-sale.  As of March 31, 2009, loans held-for-sale are reported at cost on the condensed consolidated balance sheets.

(3)	Includes unrealized gains of approximately $3.4 million attributable to assets still held as of March 31, 2009 that are recorded in gains on trading assets.
(4)	Unrealized losses are attributable to liabilities still held as of March 31, 2009 and are recorded in (losses)/gains on financial derivatives.

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

Farmer Mac made no fair value option elections for the three months ended March 31, 2010 and 2009.  During first quarter 2010, Farmer Mac recorded net gains on trading assets of $3.5 million for changes in fair values of the assets selected for the fair value option, compared to net gains on trading assets of $31.6 million for the same period ended March 31, 2009.  These gains are presented as “Gains on trading assets” in the condensed consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying amounts for financial assets, liabilities and guarantees and commitments as of March 31, 2010 and December 31, 2009 in accordance with FASB guidance on disclosures about fair value of financial instruments.

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$418,211	$418,211	$654,794	$654,794
Investment securities	1,281,200	1,281,200	1,131,895	1,131,895
Farmer Mac Guaranteed Securities	1,793,927	1,793,927	3,398,996	3,398,996
USDA Guaranteed Securities	1,189,667	1,189,667	-	-
Loans	2,771,734	2,629,144	779,185	753,720

Financial derivatives	21,170	21,170	15,040	15,040
Interest receivable	64,794	64,794	67,178	67,178
Guarantee and commitment fees receivable:
LTSPCs	14,581	13,343	14,591	15,896
Farmer Mac Guaranteed Securities	18,313	20,852	36,135	39,120
Financial liabilities:
Notes payable:
Due within one year	3,404,345	3,404,475	3,665,282	3,662,898
Due after one year	2,153,156	2,082,578	1,964,526	1,908,713
Debt securities of consolidated trusts held by
third parties	1,418,285	1,337,331	-	-
Financial derivatives	110,602	110,602	107,367	107,367
Accrued interest payable	47,530	47,530	39,562	39,562
Guarantee and commitment obligation:
LTSPCs	13,562	12,324	13,370	14,676
Farmer Mac Guaranteed Securities	16,176	18,715	30,865	33,850

The carrying amount of cash and cash equivalents, certain short-term investment securities, interest receivable and accrued interest payable is a reasonable estimate of their approximate fair value.  Farmer Mac estimates the fair value of its loans, guarantee and commitment fees receivable/obligation and notes payable by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

Note 8.	Business Segment Reporting

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to rural lenders through three programs – Farmer Mac I, Farmer Mac II and Rural Utilities.  Prior to first quarter 2010, Farmer Mac reported its financial results as a single segment using GAAP-basis income. Beginning in first quarter 2010, Farmer Mac revised its segment financial reporting, by using core earnings, a non-GAAP financial measure, to reflect the manner in which management has begun assessing the Corporation’s performance since the contribution of substantially all of the Farmer Mac II program business to a subsidiary, Farmer Mac II LLC. Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management’s view, core earnings more accurately represents Farmer Mac’s economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income primarily by excluding unrealized gains or losses on financial derivatives and trading assets, lower of cost or fair value adjustments on loans held for sale and, for first quarter 2010, other items related to the retirement of preferred stock and the amortization of premiums on assets consolidated at fair value.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac’s reportable operating segments will differ from the stand-alone financial statements of Farmer Mac’s subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac’s subsidiary Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied.  As of March 31, 2010, Farmer Mac II LLC held assets with a fair value of $1.3 billion, had no debt outstanding, and had preferred stock outstanding with a liquidation preference of $250.0 million.

Management has determined that the Corporation’s operations consist of three reportable segments – Farmer Mac I, Farmer Mac II and Rural Utilities.  Farmer Mac uses these three segments to generate revenue and manage business risk, and each segment is based on distinct products and distinct business activities.  In addition to these three program operating segments, a corporate segment is presented.  That segment represents activity in Farmer Mac’s non-program investment portfolio and other corporate activities.  The segment financial results include directly attributable revenues and expenses.  Corporate charges for administrative expenses that are not directly attributable to an opeating segment are allocated based on headcount.

Each of the program operating segments generates revenue through purchasing loans or securities, committing to purchase loans, or guaranteeing securities backed by eligible loans.  Purchases of both program and non-program assets are funded through debt issuance of various maturities.  Management makes decisions about pricing, funding, guarantee and commitment fee levels, based on inherent credit risks, resource allocation and target returns on equity separately for each segment.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase eligible mortgage loans secured by first liens on agricultural real estate, including through the issuance of LTSPCs.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of eligible agricultural real estate mortgage loans, and may purchase those securities.

Under the Farmer Mac II program, Farmer Mac II LLC purchases USDA-guaranteed portions of loans.  Farmer Mac currently operates only that part of the Farmer Mac II program that involves the transfer of USDA-guaranteed portions to trusts and the issuance of Farmer Mac II Guaranteed Securities, and only to the extent that Farmer Mac is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.

Under the Rural Utilities program, Farmer Mac’s business activities include loan purchases, guarantees and purchases of securities with respect to eligible rural utilities loans.  To date, all of the business under the Rural Utilities program has been with one lender, National Rural.

The following table presents core earnings for Farmer Mac’s reportable operating segments and a reconciliation to GAAP net income for the three months ended March 31, 2010 and 2009.  Farmer Mac has presented the financial information and disclosures for the prior period to reflect the segment disclosures as if they had been in effect for all periods reported.

Core Earnings by Business Segment
For the Three Months Ended March 31, 2010
					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Net Income
	(in thousands)
Interest income (1)	$28,234	$12,605	$14,401	$6,483	$61,723	$(991)	$60,732
Interest income related to consolidated trusts owned by third parties reclassed to guarantee fee income	(1,467)	-	-	-	(1,467)	1,467	-
Interest expense (2)	(19,624)	(10,458)	(11,742)	(3,626)	(45,450)	8,335	(37,115)
Net effective spread	7,143	2,147	2,659	2,857	14,806	8,811	23,617

Guarantee and commitment fees	5,550	301	1,535	-	7,386	(1,467)	5,919
Other income	886	-	-	(448)	438	(4,080)	(3,642)
Non-interest income (3)	6,436	301	1,535	(448)	7,824	(5,547)	2,277

Provision for loan losses	(2,850)	-	-	-	(2,850)	-	(2,850)
Reserve for losses	1,468	-	-	-	1,468	-	1,468
Other non-interest expense	(3,059)	(796)	(1,080)	(1,652)	(6,587)	-	(6,587)
Non-interest expense (4)	(1,591)	(796)	(1,080)	(1,652)	(5,119)	-	(5,119)

Income before income taxes	9,138	1,652	3,114	757	14,661	3,264	17,925
Income tax expense	(3,282)	(578)	(1,090)	1,757	(3,194)	(1,142)	(4,336)
Net income before dividends	5,856	1,074	2,024	2,514	11,467	2,122	13,589
Preferred stock dividends	-	-	-	(1,970)	(1,970)	(5,784)	(7,754)
Net income	5,856	1,074	2,024	544	9,497	(3,662)	5,835
Non-controlling interest	-	-	-	(4,068)	(4,068)	-	(4,068)
Segment core earnings	$5,856	$1,074	$2,024	$(3,524)	$5,429	$(3,662)	$1,767

Total assets at carrying amount	$2,201,000	$1,246,906	$2,250,586	$1,780,673	-	-	$7,479,165
Total on- and off-balance sheet program assets at principal balance	7,293,825	1,237,539	2,183,576	-	-	-	10,714,940

Core Earnings by Business Segment
For the Three Months Ended March 31, 2009
					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Net Income
	(in thousands)
Interest income (1)	$15,024	$11,445	$11,512	$8,908	$46,889	$264	$47,153
Interest expense (2)	(8,307)	(10,282)	(10,529)	(5,183)	(34,301)	10,588	(23,713)
Net effective spread	6,717	1,163	983	3,725	12,588	10,852	23,440

Guarantee and commitment fees	5,888	653	869	-	7,410	-	7,410
Other income	2,080	-	-	2,801	4,881	33,339	38,220
Non-interest income (3)	7,968	653	869	2,801	12,291	33,339	45,630

Provision for loan losses	(3,534)	-	-	-	(3,534)	-	(3,534)
Reserve for losses	(2,519)	-	-	-	(2,519)	-	(2,519)
Other non-interest expense	(3,395)	(1,055)	(1,195)	(1,828)	(7,473)	-	(7,473)
Non-interest expense (4)	(5,914)	(1,055)	(1,195)	(1,828)	(9,992)	-	(9,992)

Income before income taxes	5,237	761	657	4,698	11,353	44,191	55,544
Income tax expense	(1,833)	(267)	(230)	(293)	(2,624)	(15,466)	(18,090)
Net income before dividends	3,404	494	427	4,405	8,729	28,725	37,454
Preferred stock dividends	-	-	-	(3,936)	(3,936)	-	(3,936)
Segment core earnings	$3,404	$494	$427	$469	$4,793	$28,725	$33,518

Total assets at carrying amount	$794,052	$1,082,391	$1,370,407	$1,524,027	-	-	$4,770,877
Total on- and off-balance sheet program assets at principal balance	7,530,850	1,082,215	1,319,033	-	-	-	9,932,098

(1) Includes adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.
(2) Based on effective funding cost determined for each operating segment, including the expense related to financial derivatives.
(3) Adjusted for fair value changes on financial derivatives and trading assets to reflect core earnings amounts.
(4) Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC.  Farmer Mac II LLC was formed as a Delaware limited liability company in December 2009 to operate substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  The business operations of Farmer Mac II LLC began in January 2010.  In the future, Farmer Mac will operate only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities, and only to the extent that Farmer Mac is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with:  (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, as well as uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt financing on reasonable rates and terms;
•	legislative or regulatory developments that could affect Farmer Mac;
•	fluctuations in the fair value of assets held by Farmer Mac and Farmer Mac II LLC;
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

Overview

During first quarter 2010, Farmer Mac completed its efforts to raise additional regulatory core capital and repurchased and retired its previously outstanding mezzanine equity.  The retired mezzanine equity (Series B preferred stock) carried an annual dividend of 12 percent that was scheduled to rise to 14 percent during 2010 and to 16 percent during 2011, compared to the tax-effected net annualized cost of the newly issued capital of approximately 5.77 percent.  In addition to lowering Farmer Mac’s cost of capital, the new capital issuance, which was effected through Farmer Mac’s subsidiary Farmer Mac II LLC, significantly increased Farmer Mac’s excess capital above its statutory minimum capital requirement.  As of March 31, 2010, that excess was $195.0 million, compared to $120.2 million as of December 31, 2009.  With the new capital, Farmer Mac believes it is well-positioned to actively partner with agricultural and rural utilities lenders, and that Farmer Mac II LLC is well-positioned to partner with lenders participating in USDA’s guaranteed loan programs, to continue to fulfill Farmer Mac’s mission to provide capital and liquidity to rural America.

During first quarter 2010, loan purchase activity in the Farmer Mac I program increased in part due to attractive long-term fixed interest rates along with farmers and ranchers reaching Farmer Mac’s commercial bank business partners’ borrower exposure limits.  Farmer Mac’s capital position in late 2008 led Farmer Mac to implement a requirement for business partners to purchase Series C preferred stock in connection with new transactions in excess of $20.0 million, which led to the reduction of the flow of Farmer Mac I business volume from some of Farmer Mac’s traditional sources during 2009.  However, by the end of 2009, Farmer Mac’s plan to raise capital was nearing completion, and Farmer Mac positioned itself to grow the Farmer Mac I business by eliminating the requirement to purchase the Series C preferred stock.  Other developments that favorably positioned Farmer Mac to grow the Farmer Mac I program were:

•	Farmer Mac expanded its marketing arrangements with the American Bankers Association and the Independent Community Bankers of America; and
•
one of Farmer Mac’s commercial bank business partners obtained a validation from its regulator that the bank’s loans that are subject to Farmer Mac LTSPCs would obtain a favorable risk-weighting (20 percent), which is consistent with the risk-weighting enjoyed by FCS institutions for loans subject to LTSPCs.

The growth in Farmer Mac’s Rural Utilities program continued for much of 2009, which led to $2.1 billion of loans and Farmer Mac Guaranteed Securities outstanding under the Rural Utilities program as of December 31, 2009.  A large portion of that business was the purchase of general obligation notes from National Rural secured by eligible rural utilities loans in AgVantage structures.  See “—Risk Management—Credit Risk – Institutional.”  Beginning in August 2009 and continuing through the first quarter 2010, the majority of Farmer Mac’s rural utilities business was direct purchases of distribution cooperative rural utilities loans, and this trend of purchasing eligible rural utilities loans, as opposed to guaranteeing general obligations secured by eligible loans in AgVantage transactions, is expected to continue for the foreseeable future under the Rural Utilities program.  In late 2009, Farmer Mac developed underwriting standards for the purchase of loans to generation and transmission cooperatives and expects to see purchase requests for these types of rural utilities loans during 2010.

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

For a discussion of Farmer Mac’s critical accounting policies related to the allowance for losses, fair value measurement and other-than-temporary impairment and the related use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Results of Operations

Farmer Mac’s net income available to common stockholders for first quarter 2010 was $1.8 million or $0.17 per diluted common share, compared to net income of $33.5 million or $3.31 per diluted common share for first quarter 2009.

Farmer Mac uses core earnings, a non-GAAP financial measure, to measure corporate economic performance and develop financial plans because, in management’s view, core earnings more accurately represents Farmer Mac’s economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income primarily by excluding unrealized gains or losses on financial derivatives and trading assets, lower of cost or fair value adjustments on loans held for sale and, for first quarter 2010, other items related to the retirement of preferred stock and the amortization of premiums on assets consolidated at fair value.  Farmer Mac’s disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it.  A reconciliation of Farmer Mac’s GAAP net income available to common stockholders to core earnings is presented in the following table.

Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2010		March 31, 2009
		Per		Per
		Diluted		Diluted
		Share		Share
	(in thousands, except per share amounts)
GAAP net income available to common stockholders	$1,767	$0.17	$33,518	$3.31
Less the effects of:
Unrealized gains on financial derivatives, net of tax	1,887	0.19	9,728	0.96
Unrealized gains on trading assets, net of tax	2,188	0.21	20,557	2.03
Net effects of settlements on agency forward contracts, net of tax	206	0.02	(1,560)	(0.15)
Plus the effects of:
Issuance costs on the retirement of preferred stock	5,784	0.57	-	-
Amortization of premiums on assets consolidated at fair value, net of tax	682	0.07	-	-
Lower of cost or fair value adjustment on loans held for sale, net of tax	1,478	0.15	-	-
Core earnings	$5,430	$0.54	$4,793	$0.47

Farmer Mac retired and repurchased all of the outstanding shares of Series B preferred stock with proceeds from the completed capital raise in January 2010.  As a result of the repurchase, Farmer Mac wrote off $5.8 million of deferred issuance costs related to those Series B preferred shares as loss on retirement of preferred stock on the condensed consolidated statements of operations.

Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic earnings.  Consistent with that trend, Farmer Mac’s first quarter 2010 loss on financial derivatives was $5.8 million, compared to a gain of $1.7 million during first quarter 2009.  Fair value gains on trading assets totaled $3.4 million for first quarter 2010, compared to gains of $31.6 million for first quarter 2009.  While these volatile changes in fair values may at times produce significant income, as was the case in 2009, they may also produce significant losses, as was the case in first quarter 2010 and as has been the case in previous reporting periods.  Future changes in those values cannot be reliably predicted; however, as of March 31, 2010, the cumulative fair value after-tax losses recorded on financial derivatives was $58.1 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may on its own produce either income or expense, but is expected to generate positive effective net spread when combined with the interest earned and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  This positive effective net spread will continue to build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations will have no permanent effect if the financial derivatives are held to maturity, as is generally expected.

Farmer Mac’s first quarter 2009 results benefited from two transactions that were not replicated in first quarter 2010.  The first was the sale of a pool of loans with a total principal balance of $354.5 million.  The sale resulted in a gain of $1.6 million and a recovery of previously charged off losses of $0.8 million.  The second transaction was the sale of Lehman Brothers Holdings Inc. senior debt securities that had been written down to $5.4 million as of December 31, 2008.  The sale of those securities during first quarter 2009 for $8.6 million resulted in a $3.2 million recovery of previously written off losses.  That recovery was presented as “Gains on sale of available-for-sale investment securities” on the condensed consolidated statements of operations.

The following sections provide more detail regarding specific components of Farmer Mac’s results of operations.

Net Interest Income.  For first quarter 2010, net interest income was $23.6 million, compared to $23.4 million for first quarter 2009.  Net interest income for first quarter 2010 includes the reclassification of guarantee fees of $1.5 million related to Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of the new consolidation guidance.  Excluding the impact of this reclassification, the net interest yield was 157 basis points for the three months ended March 31, 2010, compared to 187 basis points for the three months ended March 31, 2009.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2010 and 2009.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac and USDA Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown net in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The lower average rate on loans and Farmer Mac and USDA Guaranteed Securities during the three months ended March 31, 2010 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during the latter part of 2008 and 2009.

	For the Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$1,498,805	$6,483	1.73%	$1,665,594	$8,909	2.14%
Loans and Farmer Mac and USDA Guaranteed Securities (1)	4,147,754	35,851	3.46%	3,355,026	38,244	4.56%
Total interest-earning assets	5,646,559	42,334	3.00%	5,020,620	47,153	3.76%
Funding:
Notes payable due within one year	3,180,005	2,816	0.35%	3,469,080	8,853	1.02%
Notes payable due after one year (2)	2,105,604	17,368	3.30%	1,368,059	14,860	4.34%
Total interest-bearing liabilities (3)	5,285,609	20,184	1.53%	4,837,139	23,713	1.96%
Net non-interest-bearing funding	360,950	-		183,481	-
Total funding	5,646,559	20,184	1.43%	5,020,620	23,713	1.89%
Net interest income/yield prior to consolidation of certain trusts	$5,646,559	$22,150	1.57%	$5,020,620	$23,440	1.87%
Net effect of consolidated trusts (4)	1,367,723	1,467	0.43%	-	-	0.00%
Net interest income/yield	$7,014,282	$23,617	1.35%	$5,020,620	$23,440	1.87%
(1) Excludes interest income of $18.4 million related to consolidated trusts with beneficial interests owned by third parties.
(2) Includes current portion of long-term notes.
(3) Excludes interest expense of $16.9 million related to consolidated trusts with beneficial interests owned by third parties.
(4) Includes the net effect of consolidated trusts with beneficial interests owned by third party investors.

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable-rate investments and adjustable-rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans and Farmer Mac and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets.

	For the Three Months Ended March 31, 2010
	Compared to the Three Months Ended
	March 31, 2009
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(1,593)	$(833)	$(2,426)
Loans and Farmer Mac and USDA Guaranteed Securities	(10,349)	7,956	(2,393)
Total	(11,942)	7,123	(4,819)
Expense from interest-bearing liabilities	(5,584)	2,055	(3,529)
Change in net interest income prior to consolidation of certain trusts(1)	$(6,358)	$5,068	$(1,290)

(1)   Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

Farmer Mac’s net interest yield excludes income and expense related to financial derivatives and includes yield maintenance payments received upon the early payoff of certain borrower’s loans and the amortization of certain premiums upon consolidation.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to financial derivatives.

Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives.  For the three months ended March 31, 2010, this resulted in an increase of the net interest yield of $8.3 million (59 basis points), compared to an increase of the net interest yield of $10.6 million (84 basis points) for the three months ended March 31, 2009.

Farmer Mac’s net interest income and net interest yields for the three months ended March 31, 2010 and 2009 included the benefits of yield maintenance payments of $0.1 million (less than 1 basis point) and $0.3 million (2 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

 Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was determined to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  The transferred assets on January 1, 2010 included Farmer Mac Guaranteed Securities – Rural Utilities with an unpaid principal balance of $412.9 million and a fair value of $455.6 million.  Farmer Mac was reporting these assets at their fair values, with changes in fair value recorded in earnings, based on its election of the fair value option in 2008.  Upon consolidation of the underlying rural utilities loans, Farmer Mac reclassified the unrealized gain of $42.7 million as of January 1, 2010 to unamortized premiums on loans held for investment.  The related premium is being amortized over the estimated remaining lives of the underlying rural utilities loans.

On January 25, 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac’s subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the underlying USDA- guaranteed portions.

Farmer Mac’s net interest income and net interest yield for the three months ended March 31, 2010 include expenses of $1.0 million (7 basis points) related to the amortization of the premiums described above.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments and the amortization of premiums on assets consolidated at fair value.

	For the Three Months Ended
	March 31, 2010		March 31, 2009
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)

Net interest income/yield	$22,150	1.57%	$23,440	1.87%
Expense related to financial derivatives	(8,335)	-0.59%	(10,588)	-0.84%
Yield maintenance payments	(57)	0.00%	(264)	-0.02%
Amortization of premiums on assets consolidated at fair value	1,048	0.07%	-	-
Net effective spread	$14,806	1.05%	$12,588	1.01%

Provision for Loan Losses.  During the three months ended March 31, 2010 and 2009, Farmer Mac recorded provisions to its allowance for loan losses of $2.9 million and $3.5 million, respectively.  Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac reclassified $2.0 million from the reserve for losses to the allowance for loan losses as a result of Farmer Mac being determined the primary beneficiary of certain VIEs with beneficial interests owned by third party investors.  In addition to this reclassification, Farmer Mac recorded provisions to its allowance for loan losses of $0.9 million.  As of March 31, 2010, Farmer Mac’s total allowance for loan losses was $9.1 million, compared to $6.3 million as of December 31, 2009.  See “—Risk Management—Credit Risk – Loans.”

Provision for Losses.  During the three months ended March 31, 2010, Farmer Mac recorded a recovery of its reserve for losses of $1.5 million, compared to provisions for losses of $2.5 million during the same period in 2009.  As discussed above, Farmer Mac reclassified $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of the new consolidation guidance.  In addition to this reclassification, Farmer Mac recorded provisions to its reserves for losses of $0.5 million.  As of March 31, 2010, Farmer Mac’s reserve for losses was $6.4 million, compared to $7.9 million as of December 31, 2009.

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $5.9 million for first quarter 2010, compared to $7.4 million for first quarter 2008.  The decrease was primarily due to the reclassification of $1.5 million of guarantee fee income to interest income upon consolidation of certain VIEs with beneficial interests owned by third party investors pursuant to the new accounting guidance regarding consolidation.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting available under FASB guidance on derivatives.  The net effect of gains and losses on financial derivatives for the three months ended March 31, 2010 was a net loss of $5.8 million, compared to a net gain of $1.7 million for the three months ended March 31, 2009.  The components of gains and losses on financial derivatives for the three months ended March 31, 2010 and 2009 are summarized in the following table:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)

Realized:
Expense related to financial derivatives	$(8,335)	$(10,588)
Losses due to terminations or net settlements	(329)	(2,633)
Unrealized gains due to fair value changes	2,894	14,992
Amortization of financial derivatives transition adjustment	(34)	(60)
(Losses)/gains on financial derivatives	$(5,804)	$1,711

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

For the three months ended March 31, 2010 and 2009, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.8 million for first quarter 2010 and 2009 related to these interest rate swap contracts.  Farmer Mac recognized unrealized gains of $0.1 million and unrealized losses of $0.5 million, respectively, for first quarter 2010 and 2009 due to changes in the fair value of these interest rate swap contracts.

Gains and Losses on Trading Assets.  During the three months ended March 31, 2010, Farmer Mac recognized gains on trading assets of $3.4 million, compared to gains of $31.6 million during first quarter 2009.  During first quarter 2010, Farmer Mac changed its primary source of valuation for its investment in the preferred stock of AgFirst Farm Credit Bank.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for this and similar securities, Farmer Mac determined that the best estimate of fair value for this security as of March 31, 2010 was the fair value provided by an independent third party pricing service.  Farmer Mac corroborated the fair value measurement provided by the independent third party pricing service through internally-developed models that employ a discounted cash flow approach.  For the three months ended March 31, 2010, Farmer Mac recorded $1.5 million of trading losses related to the decline in the fair value of its investment in AgFirst Farm Credit Bank preferred stock.  During first quarter 2010, Farmer Mac also recorded trading gains of $5.0 million related to an increase in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC which had previously been selected for the fair value option.

During first quarter 2009, Farmer Mac changed the inputs to its discounted cash flow model used to estimate the fair value of its investments in the preferred stock of AgFirst Farm Credit Bank and CoBank, ACB.  The benchmark securities previously used to derive credit spreads for estimates of fair value as of September 30, 2008 and December 31, 2008 were preferred stock issued by large national financial institutions.  The preferred stock securities of these large financial institutions experienced significant volatility during first quarter 2009 due to changes in the credit quality of the issuers and the market expectations regarding projected cash flows for the securities.  The change in the market expectations of projected future cash flows for those securities was inconsistent with the Farm Credit System preferred stock owned by Farmer Mac.  Had Farmer Mac estimated the fair value of the Farm Credit System preferred stock as of December 31, 2008 using the new methodology in place as of March 31, 2009, the fair values of those securities would have been $175.0 million, an increase of approximately $13.4 million from the estimated fair value of $161.6 million as of December 31, 2008.

Farmer Mac made no fair value option elections during the three months ended March 31, 2010 and 2009.

Gains and Losses on Sale of Available-for-Sale Investment Securities.  During the three months ended March 31, 2010, Farmer Mac realized gains of $0.2 million from the sale of securities from its available-for-sale portfolio, compared to gains of $3.2 million for the three months ended March 31, 2009.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $2.5 million for first quarter 2010, compared to $2.9 million for first quarter 2009.  The higher level of expenses in first quarter 2009 was largely attributable to legal and consulting fees related to the development of Farmer Mac programs and corporate governance matters.

Regulatory Fees.  Regulatory fees for first quarter 2010 were $0.6 million, compared to $0.5 million for first quarter 2009.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2010 will be $2.3 million, compared to $2.1 million for the federal fiscal year ended September 30, 2009.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense/Benefit.  Income tax expense totaled $4.3 million for first quarter 2010, compared to $18.1 million for first quarter 2009.  Income tax expense decreased significantly primarily due to the decrease in pre-tax book income.  Farmer Mac’s effective tax rates for first quarter 2010 and 2009 were approximately 24.2 percent and 32.6 percent, respectively.  The change in the effective tax rate was due primarily to the income attributed to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not accrue income tax expense.

Business Volume.  During first quarter 2010, Farmer Mac added $306.4 million of new program volume in the form of:

•	purchases of $77.9 million of Farmer Mac I loans;
•	the placement of $77.1 million of Farmer Mac I loans under LTSPCs;
•	purchases of $92.3 million of USDA-guaranteed portions of loans; and
•	purchases of $59.0 million of Rural Utilities loans.

This new business volume was partially offset by principal paydowns on outstanding loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Farmer Mac’s outstanding program volume was $10.7 billion as of March 31, 2010.

The following table sets forth loan purchase, LTSPC and guarantee activities for current loans under the Farmer Mac I, Farmer Mac II and Rural Utilities programs during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Farmer Mac I:
Loans	$77,948	$29,814
LTSPCs	77,143	65,720
AgVantage	-	-
Farmer Mac II:
USDA Guaranteed Securities	92,288	-
Farmer Mac Guaranteed Securities	-	79,055
Rural Utilities:
Loans	59,018	-
Guaranteed Securities	-	270,000
Total purchases, guarantees and commitments	$306,397	$444,589

The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac and USDA Guaranteed Securities was $10.7 billion as of both March 31, 2010 and December 31, 2009.  The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac and USDA Guaranteed Securities and LTSPCs
	March 31,	December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$765,934	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	4,357	5,307
Beneficial interests owned by third party investors	1,335,953	-
Farmer Mac Guaranteed Securities - AgVantage	45,050	48,800
Farmer Mac II:
USDA Guaranteed Securities	1,156,930	-
Farmer Mac Guaranteed Securities	41,258	1,164,996
Rural Utilities:
Loans	87,662	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	406,679	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,675,000	1,675,000
Total on-balance sheet	$5,518,823	$4,069,117

Off-balance sheet:
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
LTSPCs	1,846,244	2,165,706
Farmer Mac Guaranteed Securities	348,154	1,492,239
Farmer Mac II:
Farmer Mac Guaranteed Securities	39,351	34,802
Rural Utilities:
AgVantage	14,235	14,240
Total off-balance sheet	$5,192,984	$6,651,987
Total	$10,711,807	$10,721,104

Of the $10.7 billion outstanding principal balance of volume included in Farmer Mac’s three programs as of March 31, 2010, $4.7 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities generally do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of March 31, 2010.

AgVantage Balances by Year of Maturity
As of
March 31, 2010
(in thousands)

2010	$191,850
2011	2,051,400
2012	497,000
2013	157,750
2014	761,900
Thereafter	1,019,385
Total	$4,679,285

As shown in the table above, $2.1 billion of the outstanding $4.7 billion of AgVantage securities matures in 2011.  If the issuer of a maturing AgVantage security does not refinance it through Farmer Mac and Farmer Mac does not find alternate sources of business volume, the Corporation’s income could be adversely affected.  However, the income effect of less AgVantage business may not be material and will likely not be proportional to the amount of any decrease in business volume as a result of the maturity of AgVantage securities.

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2010 and 2009 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2010 and first quarter 2009, 70 percent and 79 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.6 years and 11.3 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2010 and first quarter 2009 was 4.2 years and 8.8 years, respectively.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$77,948	$29,814
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities owned by third party investors	2,323	-
Defaulted loans purchased underlying LTSPCs	167	2,814
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	-	2,216
Total loan purchases	$80,438	$34,844

Farmer Mac II LLC.  On January 25, 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program (in excess of $1.1 billion) to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions and will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.  The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the condensed consolidated financial statements of Farmer Mac and are now presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets.  The financial information presented in this report reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, Farmer Mac’s reportable operating segments presented in this report will differ from the stand-alone financial statements of Farmer Mac II LLC.  Those separate financial statements will be available on the website of Farmer Mac II LLC.

The assets of Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied.  As of March 31, 2010, Farmer Mac II LLC held assets with a fair value of $1.3 billion, had no debt outstanding, and had preferred stock outstanding with a liquidation preference of $250.0 million.  For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 3, 5, 6 and 8 to the condensed consolidated financial statements and Note 15 to the consolidated financial statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Outlook. The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions. Those industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions. This dynamic results in cycles where one or more industries may be under stress at any one time. Conditions in the agricultural sector during 2009 and first quarter 2010 were more stable than the national economy in general, but agriculture was not completely insulated from the effects of the economic downturn and remained subject to traditional commodity price cycles. Although some industries in the agricultural sector prospered, others, such as the dairy sector, experienced operating losses throughout most of 2009 due to oversupply and the worldwide economic slowdown. However, during late 2009 and early 2010, the price of milk rose and average- to high-cost dairy operators began to operate near break-even levels, while low cost producers turned profits. By the end of the first quarter 2010, the price of milk dropped again, putting most dairy operations back to a loss position. Based on milk futures prices, the remainder of 2010 will continue to be a challenge for dairy producers, which could lead to higher delinquencies and additional provisions for losses and charge-offs. The protein sector (i.e., cattle, poultry and pork producers) continued to be pressured by low prices for their products due to oversupply and elevated input costs during 2009; however, prices for these commodities significantly improved during the first quarter of 2010 and resulted in a return to profitable levels. Profitability has been elusive for many farmers and ranchers in some areas of California and the northwestern United States that rely on irrigation water from watershed runoff. In addition, competing interests for the water supply have limited the flow to farmers in some areas to a level well below that embedded in long-standing water contract agreements. During fourth quarter 2009, corn and ethanol prices returned to levels that allowed profitability to return to the ethanol industry; however, margins tightened during first quarter 2010, and on average, ethanol plants operated at breakeven levels. Farmer Mac will continue to closely monitor developments in industries and geographic areas experiencing stress. The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac’s historical experience, but are likely to be greater than the historical average.

With respect to the agricultural operating and lending markets, recent farmland sales have reflected more limited investor interest and the effects of reduced profitability in some of the noted agricultural sectors. Elevated farm input costs and lower current commodity prices have significantly squeezed profits and the related farmer demand for additional land, especially in the dairy sector and stressed irrigation water areas. Although these factors have slowed the rapid farm real estate value appreciation of the past several years, Farmer Mac generally expects farmland values to remain stable. Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2013. Congress has targeted the development of a new Farm Bill to begin during the summer of 2010. The ethanol excise tax credit that is currently set at $0.45 per gallon on pure ethanol is authorized through December 31, 2010. Members of Congress introduced H.R. 4940 on March 25, 2010, a bill that would extend the tax credit at $0.45 for five more years. All ethanol blended with gasoline in the U.S. qualifies for the excise tax credit, no matter the country of origin of the ethanol. To offset this fact, U.S. ethanol imports from non-Caribbean Basin countries are subject to a $0.54 per gallon tariff. This tariff is in effect through December 31, 2010. If Congress fails to extend the tax credit and tariff, ethanol production is likely to decline due to loss of income and the industry will be significantly stressed.

Broader trends underway now, such as the deleveraging of capital, will also have an effect in reducing credit availability from traditional lenders to the agricultural sector.  Accordingly, Farmer Mac expects a growing need for financial vehicles to expand credit availability to those agricultural industries that have sound financial fundamentals, which presents both a challenge and an opportunity that Farmer Mac is actively pursuing.  For example, based on recent communications between a Farmer Mac commercial bank business partner and its banking regulator, it is expected that loans from commercial banks that are placed in the LTSPC program will receive favorable capital treatment, thereby increasing opportunities for LTSPC transactions with commercial banks.  As the disruptions in the financial industry subside and agricultural lenders’ business strategies are recast, Farmer Mac has identified and is pursuing related business opportunities and is confident new business partners will result.

Farmer Mac also foresees opportunities for continued business growth in the rural utilities segment, though not at the pace experienced during 2008 and 2009.  In the near term, Farmer Mac expects that the majority of any new rural utilities business will be in the form of direct credit exposures to both electric distribution and generation and transmission loans through purchases of those loans, rather than indirect credit exposures to those loans through AgVantage transactions.

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

With lenders in both the agricultural and rural utilities sectors continuing to face capital markets and economic challenges, Farmer Mac represents a source of liquidity and capital and risk management to help lenders meet the borrowing needs of their customers.  Farmer Mac intends to continue to explore new possibilities for advancing the Corporation’s mission of serving the financing needs of agriculture and rural America, especially as the structures, strategies, and programs deployed by the financial markets continue to evolve in attempts to unlock the credit markets.  These efforts will take time to develop, but Farmer Mac believes that the flexibility provided in its charter is a strength that offers advantages in current market conditions.  The charter permits both (1) loan purchases, which create value in new loan originations by providing liquidity for them, and (2) guarantees and LTSPCs, which enhance the value of eligible loans already in the portfolios of lenders while reducing the required regulatory capital support for those loans.  Farmer Mac’s business strategies in the near term will focus on flexibility, identification of opportunities, and growth through multiple channels and with numerous business partners.  In pursuing these objectives, Farmer Mac intends to actively search for new program business, aggressively work with business partners to create new products, continue to improve operations with the goal of improving the customer experience, and continue to seek out new relationships and strengthen long-term relationships.

Balance Sheet Review

Farmer Mac adopted two new accounting standards that eliminated the concept of QSPEs and amended the accounting for transfers of financial assets and the consolidation model for VIEs during first quarter 2010.  The impact upon adoption was an increase in consolidated assets and liabilities of $1.5 billion, which resulted in an incremental regulatory capital requirement of $30.4 million.  Pursuant to this new guidance, Farmer Mac will routinely assess its securitization trusts to determine whether it is the primary beneficiary and thereby required to consolidate the assets and liabilities of the trust onto its balance sheet, or if determined not to be the primary beneficiary of a previously consolidated trust, deconsolidate the assets and liabilities from its balance sheet.

As of March 31, 2010, Farmer Mac consolidated $1.1 billion of its outstanding $1.4 billion securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities at the request of program participants.  Those securitization transactions contain provisions resulting in shared power over default mitigation decisions.  For those transactions where the power is shared with a related party (as defined by applicable accounting guidance), Farmer Mac was determined to be the primary beneficiary and thus is required to consolidate the assets and liabilities of the trust onto its balance sheet.  For those transactions where the power was shared with an unrelated party, Farmer Mac was not determined to be the primary beneficiary and is not required to consolidate the assets and liabilities of the trust onto its balance sheet.

Determinations about which business partners of Farmer Mac are related parties often depend on whether an officer or director of that business partner is a member of Farmer Mac’s board of directors, ten of whom are elected on an annual basis by the holders of Farmer Mac’s outstanding voting common stock. Changes in the membership of the board of directors may result in Farmer Mac consolidating a trust previously disclosed as off-balance sheet, or deconsolidating a trust previously consolidated on balance sheet. Although this will have no net effect on Farmer Mac’s net income, it may, at times, produce volatility in the statutory minimum capital Farmer Mac is required to hold.

For more information on Farmer Mac’s policy relating to the consolidation of VIEs, see Note 1(g) to the condensed consolidated financial statements.  For a discussion of Farmer Mac’s related party transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 3 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Assets.  Total assets were $7.5 billion as of March 31, 2010 and $6.1 billion as of December 31, 2009.  The increase in first quarter 2010 was largely attributable to the consolidation as of March 31, 2010 of $1.3 billion of off-balance sheet Farmer Mac Guaranteed Securities resulting from the adoption of new consolidation guidance.  A corresponding increase to liabilities of $1.3 billion was also recorded and presented as “Debt securities of consolidated trusts held by third parties” on the condensed consolidated balance sheets.

As of March 31, 2010, Farmer Mac had $418.2 million of cash and cash equivalents compared to $654.8 million as of December 31, 2009.  As of March 31, 2010, Farmer Mac had $1.3 billion of investment securities compared to $1.1 billion as of December 31, 2009.

Liabilities and Total Equity.  During the three months ended March 31, 2010, total liabilities increased $1.2 billion as a result of the consolidation of trusts.  Total equity, including mezzanine equity, increased $106.7 million during the same period.  The increase in total equity was primarily the result of raising new capital.  On January 25, 2010, Farmer Mac used the proceeds from the sale of $250.0 million of preferred stock of its subsidiary, Farmer Mac II LLC, to repurchase and retire the Corporation’s $150.0 million of outstanding Series B preferred stock and to further strengthen Farmer Mac’s financial position to support the continued fulfillment of its mission.  That transaction provided Farmer Mac with additional capital at a significantly lower cost, with the net effective cost of the new $250.0 million of preferred stock of 5.77 percent per year after consideration of the consolidated tax benefits to Farmer Mac.  As a result, the net cost of the new preferred stock on Farmer Mac’s consolidated financial statements will be approximately $14.4 million per year, compared to an annual cost of $18.0 million per year for the $150.0 million of Series B preferred stock (based on the 2010 dividend rate of 12 percent for the Series B preferred stock, which was scheduled to increase to 14 percent at the end of 2010 and 16 percent in 2011).

Regulatory Capital. Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of March 31, 2010. Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test. As of March 31, 2010, Farmer Mac’s core capital totaled $439.5 million and exceeded its statutory minimum capital requirement of $244.5 million by $195.0 million. As of December 31, 2009, Farmer Mac’s core capital totaled $337.2 million and exceeded its statutory minimum capital requirement of $217.0 million by $120.2 million. As of March 31, 2010, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $41.7 million. Farmer Mac’s regulatory capital of $455.1 million exceeded that amount by approximately $413.4 million. Accumulated other comprehensive income/(loss) is not a component of Farmer Mac’s core capital or regulatory capital. For more information, see “—Liquidity and Capital Resources—Capital” and “—Regulatory Matters.”

Off-Balance Sheet Program Activities

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through each of the Farmer Mac I, Farmer Mac II and Rural Utilities programs; and (2) LTSPCs, which are available only through the Farmer Mac I and Rural Utilities programs.  For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac’s condensed consolidated balance sheet.  For the remainder of these transactions, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac.  In the future, Farmer Mac will operate only that part of the Farmer Mac II program that involves the transfer of USDA-guaranteed portions to trusts and the issuance of Farmer Mac II Guaranteed Securities, and will only do so to the extent that Farmer Mac is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.  See Note 5 to the condensed consolidated financial statements for further information regarding Farmer Mac’s off-balance sheet program activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac has direct credit exposure on loans in non-AgVantage transactions and indirect credit exposure on AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of March 31, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA-guaranteed portions or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards for eligible loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  In general, Farmer Mac limits its maximum loan size to $22.5 million for transactions involving direct exposure to credit risk on loans and $50.0 million for AgVantage and similar Rural Utilities transactions that involve a general obligation of a lender and include indirect exposure to credit risk on the underlying loans.  More detailed information regarding loan limits and Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards,” “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Rural Utilities” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a generation and transmission cooperative.  As of March 31, 2010, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s current direct credit exposure to rural utilities loans as of March 31, 2010 was $494.3 million, all of which loans were to electric distribution cooperatives.  Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to generation and transmission cooperatives.  See “—Credit Risk – Institutional” for more information about Farmer Mac’s credit risk on AgVantage securities.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of March 31, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.  Management believes that this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with FASB standards on accounting for contingencies and on measuring individual impairment of a loan.

The following table summarizes the components of Farmer Mac’s allowance for losses as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)
Allowance for loan losses	$9,142	$6,292
Reserve for losses:
On-balance sheet Farmer Mac I Guaranteed Securities	-	-
Off-balance sheet Farmer Mac I Guaranteed Securities	-	2,033
LTSPCs	6,427	5,862
Farmer Mac Guaranteed Securities - Rural Utilities	-	-
Total	$15,569	$14,187

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac reclassified $2.0 million from the reserve for losses to the allowance for loan losses as a result of Farmer Mac being determined the primary beneficiary of certain VIEs where the beneficial interests were owned by third party investors.  Prior to the adoption of this guidance, Farmer Mac classified these interests as off-balance sheet Farmer Mac I Guaranteed Securities.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010			March 31, 2009
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)

Beginning balance	$6,292	$7,895	$14,187	$10,929	$5,506	$16,435
Provision/(recovery) for losses	2,850	(1,468)	1,382	3,534	2,519	6,053
Charge-offs	-	-	-	(2,000)	-	(2,000)
Recoveries	-	-	-	765	-	765
Ending balance	$9,142	$6,427	$15,569	$13,228	$8,025	$21,253

During first quarter 2010, Farmer Mac recorded provisions to its allowance for losses of $1.4 million, compared to provisions of $6.1 million for first quarter 2009.  Farmer Mac did not record any charge-offs during first quarter 2010, compared to charge-offs of $2.0 million and recoveries of $0.8 million during first quarter 2009.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in first quarter 2010 or first quarter 2009.  As of March 31, 2010, Farmer Mac’s allowance for losses totaled $15.6 million, or 36 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $14.2 million or 32 basis points as of December 31, 2009.

As of March 31, 2010, Farmer Mac’s 90-day delinquencies were $70.4 million (1.64 percent), compared to $86.2 million (1.90 percent) as of March 31, 2009. Ethanol loans comprised $18.6 million of the 90-day delinquencies as of March 31, 2010. Farmer Mac’s non-performing assets were down slightly from higher levels reported earlier during the year. Those reductions are in part a result of the reclassification of certain ethanol loans from “in bankruptcy” during second quarter 2009 to REO and having been sold with subsequent loans to the purchasers classified as current as of September 30, 2009. The remainder of the portfolio benefits from the cumulative strong performance of the U.S. agricultural economy over the past several years, which has enabled most agricultural producers in stressed industries to manage current economic pressures and meet their obligations on mortgage loans. As of March 31, 2010, Farmer Mac’s non-performing assets totaled $84.0 million (1.95 percent), compared to $96.2 million (2.12 percent) as of March 31, 2009. Ethanol loans comprised $18.6 million of non-performing assets as of March 31, 2010. Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

As of March 31, 2010, Farmer Mac’s ethanol exposure, which includes loans, loans subject to LTSPCs, was $247.2 million on 29 different plants, with an additional $50.9 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac is not seeking to add more ethanol loan exposure to its portfolio.  During a high-stress period for the ethanol industry, and for VeraSun Energy Corporation and its subsidiaries in particular, Farmer Mac purchased an interest in four ethanol plants arising from the exposures being part of an LTSPC with a long-standing counterparty.  Each plant was sold during 2009 by the lender group of which Farmer Mac was a part, with much of the financing of the purchaser provided by the lender group.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2010	$4,303,663	$83,977	1.95%	$13,542	$70,435	1.64%
December 31, 2009	4,396,642	62,020	1.41%	12,494	49,526	1.13%
September 30, 2009	4,379,450	84,779	1.94%	25,341	59,438	1.36%
June 30, 2009	4,471,567	97,123	2.17%	54,816	42,307	0.95%
March 31, 2009	4,530,892	96,175	2.12%	9,941	86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%
September 30, 2008	4,989,755	32,883	0.66%	21,402	11,481	0.23%
June 30, 2008	4,937,870	28,230	0.57%	23,060	5,170	0.11%
March 31, 2008	4,933,720	31,640	0.64%	20,666	10,974	0.22%

(1) Excludes loans underlying AgVantage securities.

As of March 31, 2010, Farmer Mac individually analyzed $50.3 million of its $83.9 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $33.6 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  As of March 31, 2010, Farmer Mac had recorded specific allowances of $1.5 million for under-collateralized assets.  Farmer Mac’s non-specific or general allowances were $14.1 million as of March 31, 2010.

As of March 31, 2010, the weighted-average original loan-to-value ratio (“LTV”) for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 50.8 percent, and the weighted-average original LTV for all non-performing assets was 54.3 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of March 31, 2010 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of March 31, 2010
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	7%	$310,668	$8,777	2.83%
1997	3%	118,646	1,635	1.38%
1998	4%	172,859	4,522	2.62%
1999	5%	236,067	4,038	1.71%
2000	3%	122,008	1,483	1.22%
2001	5%	229,798	7,705	3.35%
2002	7%	308,526	5,900	1.91%
2003	8%	347,542	3,563	1.03%
2004	7%	288,615	1,812	0.63%
2005	10%	419,219	2,260	0.54%
2006	11%	480,178	7,059	1.47%
2007	10%	440,174	13,100	2.98%
2008	12%	468,097	20,405	4.36%
2009	6%	278,958	1,718	0.62%
2010	2%	82,308	-	0.00%
Total	100%	$4,303,663	$83,977	1.95%

By geographic region (1):
Northwest	15%	$638,991	$21,000	3.29%
Southwest	39%	1,693,856	18,329	1.08%
Mid-North	22%	938,489	25,598	2.73%
Mid-South	12%	530,579	9,538	1.80%
Northeast	8%	339,324	3,783	1.11%
Southeast	4%	162,424	5,729	3.53%
Total	100%	$4,303,663	$83,977	1.95%

By commodity/collateral type:
Crops	39%	$1,672,630	$25,491	1.52%
Permanent plantings	19%	830,491	13,783	1.66%
Livestock	28%	1,194,141	20,406	1.71%
Part-time farm/rural housing	7%	319,532	5,674	1.78%
Ag storage and processing (including ethanol facilities)	6%	260,054	18,623	7.16%
Other	1%	26,815	-	0.00%
Total	100%	$4,303,663	$83,977	1.95%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of March 31, 2010, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
As of March 31, 2010

	Cumulative
	Original Loans,	Cumulative	Cumulative
	Guarantees,	Net Credit	Loss
	LTSPCs and REOs	Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,322,194	$1,593	0.05%
1997	713,884	2,256	0.32%
1998	1,089,363	3,885	0.36%
1999	1,090,809	1,291	0.12%
2000	704,616	2,285	0.32%
2001	1,001,195	45	0.00%
2002	1,029,230	-	0.00%
2003	848,235	-	0.00%
2004	636,313	-	0.00%
2005	757,655	131	0.02%
2006	765,444	9,912	1.29%
2007	552,861	750	0.14%
2008	547,851	1,821	0.33%
2009	315,137	1,193	0.38%
2010	89,807	-	0.00%
Total	$13,464,594	$25,162	0.19%
By geographic region (1):
Northwest	$2,540,442	$10,304	0.41%
Southwest	5,286,991	5,978	0.11%
Mid-North	2,394,882	8,882	0.37%
Mid-South	1,300,475	(314)	-0.02%
Northeast	1,024,552	83	0.01%
Southeast	917,252	229	0.02%
Total	$13,464,594	$25,162	0.19%
By commodity/collateral type:
Crops	$5,518,619	$1,309	0.02%
Permanent plantings	3,006,248	9,112	0.30%
Livestock	3,431,937	2,676	0.08%
Part-time farm/rural housing	902,115	339	0.04%
Ag storage and processing (including ethanol facilities) (2)	457,957	11,726	2.56%
Other	147,718	-	0.00%
Total	$13,464,594	$25,162	0.19%

(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of March 31, 2010, approximately $50.9 million of the loans were not yet disbursed by the lender.

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

AgVantage securities are general obligations of the AgVantage issuers and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for Farmer Mac I AgVantage securities.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest.  For a more detailed description of AgVantage securities, see “Business—Farmer Mac Programs—Farmer Mac I—AgVantage Securities” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $45.1 million and $48.8 million as of March 31, 2010 and December 31, 2009, respectively.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by National Rural totaled $1.7 billion as of March 31, 2010 and December 31, 2009.  In addition, outstanding off-balance sheet AgVantage Farmer Mac I Guaranteed Securities totaled $2.9 billion as of March 31, 2010 and December 31, 2009.  The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
		S&P	Required		S&P	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

MetLife (1)	$2,500,000	AA-	103%	$2,500,000	AA-	103%
National Rural	1,689,235	A	100%	1,689,240	A	100%
M&I Bank	475,000	BBB	106%	475,000	BBB	106%
Other (2)	15,050	N/A	111% to 120%	18,800	N/A	111% to 120%
Total outstanding	$4,679,285			$4,683,040

(1) MetLife was put on credit watch negative (*-) in February 2010.
(2) Consists of AgVantage securities issued by 5 different issuers as of March 31, 2010 and 6 different issuers as of December 31, 2009.

Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac’s standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports. For more information on Farmer Mac’s approval of sellers, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Credit Risk – Other Investments.  As of March 31, 2010, Farmer Mac had $418.2 million of cash and cash equivalents and $1.3 billion of investment securities.  The management of the credit risk inherent in these investments is governed by Farmer Mac’s own policies and FCA’s Liquidity and Investment Regulations.

In general, these policies and regulations require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization (“NRSRO”). Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category. Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories. There are investments for which a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940. Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac.

FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to limit exposure to any one counterparty. FCA’s Liquidity and Investment Regulations limit Farmer Mac’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives is limited by regulation to 25 percent of the Corporation’s regulatory capital (as of March 31, 2010, 25 percent of Farmer Mac’s regulatory capital was $113.8 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital. In June 2009, Farmer Mac’s board revised its policies for new investments to limit the Corporation’s total exposure to any single issuer of securities and uncollateralized financial derivatives to the lower of (1) 10 percent of the Corporation’s regulatory capital or (2) 50 percent of the expected net interest income from the investment portfolio over 12 months.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected. Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid. Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks. As of March 31, 2010, 19 percent of the outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 11 percent had other forms of prepayment protection (together covering 50 percent of all loans with fixed interest rates). Of the Farmer Mac I current loans purchased in first quarter 2010, none had yield maintenance or other forms of prepayment protection. As of March 31, 2010, none of the USDA-guaranteed portions held or underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 16 percent contained prepayment penalties. Of the USDA-guaranteed portions purchased in first quarter 2010, 8 percent contained various forms of prepayment penalties. As of March 31, 2010, 22 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in first quarter 2010, 33 percent had yield maintenance provisions.  As of March 31, 2010, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac’s $418.2 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities.  As of March 31, 2010, $769.6 million of the $1.3 billion of investment securities (60 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of March 31, 2010, Farmer Mac had outstanding discount notes of $2.2 billion, medium-term notes that mature within one year of $1.2 billion and medium-term notes that mature after one year of $2.1 billion.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents management’s estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  Farmer Mac’s MVE sensitivity decreased significantly during the first quarter 2010.  This reduction in sensitivity resulted from the $250.0 million of preferred stock issued by the Corporation’s subsidiary, Farmer Mac II LLC.  This transaction extended the duration of Farmer Mac’s liabilities relative to its assets thereby reducing MVE sensitivity.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of March 31, 2010 and December 31, 2009 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	March 31,	December 31,
Scenario	2010	2009

+ 300 bp	-1.2%	-23.1%
+ 200 bp	0.6%	-13.8%
+ 100 bp	1.4%	-5.4%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

*	As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions or all of this curve.

As of March 31, 2010, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 1.8 months, compared to plus 1.1 months as of December 31, 2009.  This change in duration gap is also attributable to the preferred stock issued by Farmer Mac II LLC.  Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

As of March 31, 2010, a parallel increase of 100 basis points would have decreased Farmer Mac’s net interest income (“NII”), a shorter-term measure of interest rate risk, by 9.2 percent, while a parallel decrease of 25 basis points would have decreased NII by 3.0 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of March 31, 2010, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of March 31, 2010, Farmer Mac had $3.8 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.3 billion were pay-fixed interest rate swaps, $2.2 billion were receive-fixed interest rate swaps, $0.3 billion were basis swaps and $30.0 million were credit default swaps.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout first quarter 2010.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 106 days of liquidity during first quarter 2010 and had 105 days of liquidity as of March 31, 2010.

Debt Issuance.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investment activities, transaction costs, guarantee payments and LTSPC purchase obligations.  See “Business—Financing—Debt Issuance” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 for more information about Farmer Mac’s debt issuance.

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $5.5 billion was outstanding as of March 31, 2010), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac’s short-term borrowing costs have remained at favorable levels despite continued market volatility. Prior to 2009, Farmer Mac historically used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding. While the swap market may have provided favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Further, the widespread use of pay-fixed interest rate swaps subjected the Corporation’s regulatory capital surplus to the potential adverse effects of a downward move in the fair values of those interest rate swaps. Such a downward move was seen in the third and fourth quarters of 2008. Since September 2008, Farmer Mac has systematically entered into various offsetting interest rate swaps (receive-fixed swaps) to counteract the fair value movements of previously-existing swaps. These transactions have dampened the susceptibility of Farmer Mac’s regulatory capital surplus to changes in the fair values of its financial derivatives. Farmer Mac remains cautious about using pay-fixed interest rate swaps, but may use that type of financial derivative as necessary in the future to manage specific interest rate risks for specific transactions.

	March 31,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$418,211	$654,794
Investment securities:
Guaranteed by GSEs and US Government agencies	972,612	753,439
Corporate debt securities	218,722	245,605
Asset-backed securities principally backed by Government
guaranteed student loans (1)	89,866	132,851
Total	$1,699,411	$1,786,689
(1)	None of Farmer Mac's asset-backed securities were backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

Farmer Mac’s asset-backed investment securities include callable, AAA-rated auction-rate certificates (“ARCs”), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates as set forth in the related transaction documents in the event of a failed auction. These formula-based floating rates, which may at times reset to zero, are intended to preserve the underlying principal balance of the securities and avoid overall cash shortfalls. Accordingly, payments of accrued interest may also be delayed and are ultimately subject to cash availability. Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities. Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time. All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program (“FFELP”) guaranteed student loans that are backed by the full faith and credit of the United States. Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities’ continued AAA ratings. To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so. Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments. All ARCs held by Farmer Mac are callable by the issuers at par at any time.

Farmer Mac held $62.3 million of ARCs as of March 31, 2010, compared to $72.9 million as of December 31, 2009.  As of March 31, 2010, Farmer Mac’s carrying value of its ARCs was 84 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

As of March 31, 2010 and December 31, 2009, Farmer Mac had a remaining investment of $0.5 million and $5.3 million, respectively, in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  Farmer Mac has presented its unsettled trades in the Fund as “Prepaid expenses and other assets” on the condensed consolidated balance sheets.

Capital.  During the three months ended March 31, 2010, Farmer Mac issued $250.0 million of non-voting, non-cumulative preferred stock of its newly formed subsidiary Farmer Mac II LLC and simultaneously retired and repurchased all $150.0 million Farmer Mac Series B preferred stock.  No Series C preferred stock was issued in first quarter 2010.  For more information about the Series C preferred stock, see Note 6 to the condensed consolidated financial statements and Farmer Mac’s Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010.  See “—Balance Sheet Review—Capital” for more information about Farmer Mac’s capital position and “—Regulatory Matters” for more information about proposed changes to the risk-based capital stress test applicable to Farmer Mac.

Other Matters

Dividends.  For first quarter 2010 and for each quarter in 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010.

Regulatory Matters

In the January 22, 2010 issue of the Federal Register, FCA published for public comment a proposed rule that would revise certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  In its announcement of the proposed rule, FCA stated that the purpose of the proposed changes is to update the risk-based capital model to address the addition of rural utilities loans to Farmer Mac’s program authorities, to revise the existing treatment of risk mitigations of general obligations in the AgVantage structure, and to revise the treatment of counterparty risk on Farmer Mac’s non-program investments.  The public comment period for the proposed rule closed April 22, 2010.  Farmer Mac has provided written comments on the proposed rule to FCA.

In the preamble to the proposed rule, FCA noted that had the proposed rule been in effect on March 31, 2009, Farmer Mac’s risk-based capital requirement as of that date would have been approximately $62.9 million, compared to the risk-based capital requirement of approximately $40.1 million under the existing risk-based capital stress test at that time. Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test. As of March 31, 2010, Farmer Mac’s minimum capital requirement was $244.5 million, and Farmer Mac’s core capital level was $439.5 million, $195.0 million above the minimum capital requirement. Based on the risk-based capital stress test currently in effect, Farmer Mac’s risk-based capital requirement as of March 31, 2010 was $41.7 million, and Farmer Mac’s regulatory capital of $455.1 million exceeded that requirement by approximately $413.4 million.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding loans, guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities (2)	Total
	(in thousands)
For the quarter ended:
March 31, 2010	$77,948	$77,143	$92,288	$59,018	$306,397
December 31, 2009	86,872	108,646	94,936	16,009	306,463
September 30, 2009	40,732	37,083	76,119	553,644	707,578
June 30, 2009	37,900	22,717	96,322	900,000	1,056,939
March 31, 2009	29,814	65,720	79,055	270,000	444,589
December 31, 2008	72,137	121,440	87,455	230,000	511,032
September 30, 2008	508,179	239,170	83,672	-	831,021
June 30, 2008	53,838	116,472	79,700	1,330,676	1,580,686
March 31, 2008	37,468	53,281	53,114	-	143,863

For the year ended:
December 31, 2009	195,318	234,166	346,432	1,739,653	2,515,569
December 31, 2008	671,622	530,363	303,941	1,560,676	3,066,602

(1)
During 2005, Farmer Mac began issuing LTSPCs for the construction of agricultural storage and processing facilities, primarily ethanol facilities.  As of March 31, 2010, approximately $50.9 million of the loans underlying those $458.0 million of LTSPCs were not yet disbursed by the lender.

(2)	The enactment of the Farm Bill on May 22, 2008 expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
March 31, 2010 (1)	$5,444,448	$1,846,244	$1,237,539	$2,183,576	$10,711,807
December 31, 2009	5,224,768	2,165,706	1,199,798	2,130,832	10,721,104
September 30, 2009	5,227,939	2,135,445	1,141,570	2,266,592	10,771,546
June 30, 2009	5,241,145	2,181,712	1,115,025	1,819,033	10,356,915
March 31, 2009	5,313,680	2,216,564	1,082,215	1,319,033	9,931,492
December 31, 2008	5,759,773	2,224,181	1,043,425	1,054,941	10,082,320
September 30, 2008	5,724,867	2,264,880	995,639	824,941	9,810,327
June 30, 2008	5,474,303	1,997,172	960,278	1,330,676	9,762,429
March 31, 2008	5,521,945	1,943,181	959,444	-	8,424,570

(1)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $265.8 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during the first quarter 2010 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac and USDA Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3 Year ARMs	Portfolio
	(in thousands)
As of:
March 31, 2010	$2,431,701	$1,340,856	$1,840,181	$5,612,738
December 31, 2009	1,983,749	729,700	1,439,267	4,152,716
September 30, 2009	2,138,544	685,553	1,403,298	4,227,395
June 30, 2009	1,716,678	649,078	1,303,332	3,669,088
March 31, 2009	1,728,174	660,398	759,535	3,148,107
December 31, 2008	1,659,983	746,623	819,234	3,225,840
September 30, 2008	1,412,136	699,611	743,146	2,854,893
June 30, 2008	1,974,048	772,859	739,642	3,486,549
March 31, 2008	963,336	748,584	342,496	2,054,416

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk attributable to changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring its exposure to changes in interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk” for more information about Farmer Mac’s exposure to interest rate risk and strategies to manage such risk.  For information regarding Farmer Mac’s use of and accounting policies for financial derivatives, see Note 1(c) to the condensed consolidated financial statements contained in this report.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information regarding Farmer Mac’s debt issuance and liquidity risks.

Item 4.	Controls and Procedures

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010.

The Corporation carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of Farmer Mac’s disclosure controls and procedures.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2010.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

During first quarter 2010, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K.  On January 21, 2010, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 1,802 shares of its Class C Non-Voting Common Stock to the five directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $7.01 per share, which was the closing price of the Class C Non-Voting Common Stock on December 31, 2009 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 17, 2008).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-1 (Form 10-K filed March 16, 2009).

*	4.5	-	Second Amended and Restated Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-2 (Form 10-K filed March 16, 2009).

*	4.6	-	Certificate of Designation of Terms and Conditions of Farmer Mac Senior Cumulative Perpetual Preferred Stock, Series B-3 (Form 10-K filed March 16, 2009).

*	4.7	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Form 10-Q filed November 9, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Employment Agreement dated as of March 1, 2009 between Michael A. Gerber and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 12, 2008).

	10.6	-	Exhibit number reserved for future use.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

†*	10.20	-	Agreement and General Release dated as of January 30, 2009 between Henry D. Edelman and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.21	-	Agreement and General Release dated as of February 6, 2009 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed May 12, 2009).

*	21	-	List of Registrant’s subsidiaries (Form 10-K filed March 16, 2010).

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 10, 2010

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Vice President – Chief Financial Officer (Principal Financial Officer)